Form 10-Q
period 2012-03-31
WASHINGTON TRUST BANCORP INC
filed 2012-05-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2012 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock of the registrant outstanding as of May 1, 2012 was 16,359,383.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS (unaudited)	except par value)

	March 31, 2012	December 31, 2011
Assets:
Cash and due from banks	$79,677	$82,238
Short-term investments	4,334	4,782
Mortgage loans held for sale, at fair value; amortized cost $16,099 in 2012 and $19,624 in 2011	16,583	20,340
Securities:
Available for sale, at fair value; amortized cost $491,145 in 2012 and $524,036 in 2011	508,812	541,253
Held to maturity, at cost; fair value $50,042 in 2012 and $52,499 in 2011	49,472	52,139
Total securities	558,284	593,392
Federal Home Loan Bank stock, at cost	40,418	42,008
Loans:
Commercial and other	1,139,400	1,124,628
Residential real estate	696,957	700,414
Consumer	319,002	322,117
Total loans	2,155,359	2,147,159
Less allowance for loan losses	30,045	29,802
Net loans	2,125,314	2,117,357
Premises and equipment, net	26,897	26,028
Investment in bank-owned life insurance	54,268	53,783
Goodwill	58,114	58,114
Identifiable intangible assets, net	6,714	6,901
Other assets	58,087	59,155
Total assets	$3,028,690	$3,064,098
Liabilities:
Deposits:
Demand deposits	$333,833	$339,809
NOW accounts	258,986	257,031
Money market accounts	400,396	406,777
Savings accounts	257,495	243,904
Time deposits	894,852	878,794
Total deposits	2,145,562	2,126,315
Federal Home Loan Bank advances	504,933	540,450
Junior subordinated debentures	32,991	32,991
Other borrowings	819	19,758
Other liabilities	56,450	63,233
Total liabilities	2,740,755	2,782,747
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued 16,354,155 shares in 2012 and 16,292,471 shares in 2011	1,022	1,018
Paid-in capital	89,484	88,030
Retained earnings	198,827	194,198
Accumulated other comprehensive loss	(1,398)	(1,895)
Total shareholders’ equity	287,935	281,351
Total liabilities and shareholders’ equity	$3,028,690	$3,064,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

	Three months ended March 31,	2012	2011
	Interest income:
Interest and fees on loans		$25,363	$24,259
Interest on securities:	Taxable	4,377	4,773
	Nontaxable	693	769
	Dividends on corporate stock and Federal Home Loan Bank stock	77	67
	Other interest income	20	24
	Total interest income	30,530	29,892
	Interest expense:
	Deposits	3,434	4,202
	Federal Home Loan Bank advances	4,085	4,732
	Junior subordinated debentures	392	390
	Other interest expense	234	241
	Total interest expense	8,145	9,565
	Net interest income	22,385	20,327
	Provision for loan losses	900	1,500
	Net interest income after provision for loan losses	21,485	18,827
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	5,778	5,676
	Mutual fund fees	1,025	1,123
	Financial planning, commissions and other service fees	382	281
	Wealth management services	7,185	7,080
	Service charges on deposit accounts	759	932
	Merchant processing fees	1,988	1,944
	Card interchange fees	543	487
	Income from bank-owned life insurance	486	476
	Net gains on loan sales and commissions on loans originated for others	3,097	525
	Net realized losses on securities	—	(29)
	Net gains on interest rate swap contracts	28	76
	Equity in losses of unconsolidated subsidiaries	(37)	(144)
	Other income	392	383
	Noninterest income, excluding other-than-temporary impairment losses	14,441	11,730
	Total other-than-temporary impairment losses on securities	(85)	(54)
	Portion of loss recognized in other comprehensive income (before tax)	(124)	21
	Net impairment losses recognized in earnings	(209)	(33)
	Total noninterest income	14,232	11,697
	Noninterest expense:
	Salaries and employee benefits	14,460	11,828
	Net occupancy	1,526	1,321
	Equipment	1,107	1,049
	Merchant processing costs	1,663	1,669
	Outsourced services	920	872
	FDIC deposit insurance costs	458	723
	Legal, audit and professional fees	482	492
	Advertising and promotion	372	353
	Amortization of intangibles	187	238
	Foreclosed property costs	298	166
	Other expenses	1,926	2,029
	Total noninterest expense	23,399	20,740
	Income before income taxes	12,318	9,784
	Income tax expense	3,880	2,984
	Net income	$8,438	$6,800

	Weighted average common shares outstanding - basic	16,330	16,197
	Weighted average common shares outstanding - diluted	16,370	16,230
Per share information:	Basic earnings per common share	$0.51	$0.42
	Diluted earnings per common share	$0.51	$0.42
	Cash dividends declared per share	$0.23	$0.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Three months ended March 31,	2012	2011
Net income	$8,438	$6,800
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized gains on securities arising during the period	143	89
Reclassification adjustments for net realized losses on securities included in net income	55	53
Net unrealized gains on securities available for sale	198	142
Reclassification adjustment of credit-related OTTI realized losses transferred to net income	80	(13)
Cash flow hedges:
Unrealized (losses) gains on cash flow hedges arising during the period	(75)	49
Reclassification adjustments for net realized gains on cash flow hedges included in net income	110	123
Net unrealized gains on cash flow hedges	35	172
Defined benefit plan obligation adjustment	184	60
Total other comprehensive income, net of tax	497	361
Total comprehensive income	$8,935	$7,161

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2011	16,172	$1,011	$84,889	$178,939	$4,025	$268,864
Net income				6,800		6,800
Total other comprehensive income, net of tax					361	361
Cash dividends declared				(3,603)		(3,603)
Share-based compensation			327			327
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	51	3	897			900
Shares issued – dividend reinvestment plan	11	1	235			236
Balance at March 31, 2011	16,234	$1,015	$86,348	$182,136	$4,386	$273,885

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	16,292	$1,018	$88,030	$194,198	($1,895)	$281,351
Net income				8,438		8,438
Total other comprehensive income, net of tax					497	497
Cash dividends declared				(3,809)		(3,809)
Share-based compensation			412			412
Deferred compensation plan	10	1	145			146
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	52	3	897			900
Balance at March 31, 2012	16,354	$1,022	$89,484	$198,827	($1,398)	$287,935

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,	2012	2011
	Cash flows from operating activities:
	Net income	$8,438	$6,800
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	900	1,500
	Depreciation of premises and equipment	783	767
	Foreclosed and repossessed property valuation adjustments	119	155
	Net amortization of premium and discount	522	373
	Net amortization of intangibles	187	238
	Share-based compensation	412	327
	Income from bank-owned life insurance	(486)	(476)
	Net gains on loan sales and commissions on loans originated for others	(3,097)	(525)
	Net realized losses on securities	—	29
	Net impairment losses recognized in earnings	209	33
	Net gains on interest rate swap contracts	(28)	(76)
	Equity in losses of unconsolidated subsidiaries	37	144
	Proceeds from sales of loans	110,632	32,066
	Loans originated for sale	(97,682)	(20,267)
	(Increase) decrease in other assets	(18)	2,925
	Decrease in other liabilities	(6,488)	(3,103)
	Net cash provided by operating activities	14,440	20,910
	Cash flows from investing activities:
	Purchases of mortgage-backed securities available for sale	—	(49,675)
Proceeds from sale of:	Mortgage-backed securities available for sale	—	36,838
	Other investment securities available for sale	2,000	—
Maturities and principal payments of:	Mortgage-backed securities available for sale	29,508	30,519
	Other investment securities available for sale	681	—
	Mortgage-backed securities held to maturity	2,525	—
	Sale of Federal Home Loan Bank stock	1,590	—
	Net increase in loans	(13,573)	(33,606)
	Purchases of loans, including purchased interest	(1,278)	(1,710)
	Proceeds from the sale of property acquired through foreclosure or repossession	517	251
	Purchases of premises and equipment	(1,652)	(713)
	Net cash provided by (used in) investing activities	20,318	(18,096)
	Cash flows from financing activities:
	Net increase in deposits	19,247	12,517
	Net decrease in other borrowings	(18,939)	(1,892)
	Proceeds from Federal Home Loan Bank advances	135,429	43,578
	Repayment of Federal Home Loan Bank advances	(170,946)	(73,065)
	Proceeds from the issuance of common stock under dividend reinvestment plan	—	235
	Proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	937	819
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	109	81
	Cash dividends paid	(3,604)	(3,414)
	Net cash used in financing activities	(37,767)	(21,141)
	Net decrease in cash and cash equivalents	(3,009)	(18,327)
	Cash and cash equivalents at beginning of period	87,020	92,736
	Cash and cash equivalents at end of period	$84,011	$74,409

	Noncash Investing and Financing Activities:
	Loans charged off	$681	$1,052
	Loans transferred to property acquired through foreclosure or repossession	1,519	129

Supplemental Disclosures:
	Interest payments	$7,957	$9,190
	Income tax payments (refunds)	440	(584)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General and Basis of Presentation
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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of March 31, 2012 and December 31, 2011, respectively, and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

(2)	Recently Issued Accounting Pronouncements
Fair Value Measurement – Topic 820
Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), was issued in May 2011. The amendments in ASU 2011-04 added language to clarify many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements, as well as prescribed additional disclosures for Level 3 fair value measurements and financial instruments not carried at fair value. For many of the requirements, the Financial Accounting Standards Board (“FASB”) did not intend for ASU 2011-04 to result in a change in the application of the requirements in GAAP. The amendments required by ASU 2011-04 were to be applied prospectively and were effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Corporation adopted ASU 2011-04 in the first quarter of 2012, provided the additional disclosures required and made the election to use the exception permitted with respect to measuring counterparty credit risk on our interest rate derivative contracts. See Note 10 to the Consolidated Financial Statements for additional information. The adoption of ASU 2011-04 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Comprehensive Income – Topic 220
Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), was issued in June 2011.  The FASB issued ASU 2011-05 to improve the comparability and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), was issued in December 2011. ASU 2011-12 deferred the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

other comprehensive income into net income. All other requirements in ASU 2011-05 were not affected by this amendment. The provisions of ASU 2011-05, exclusive of the provisions pertaining to the reclassification adjustments deferred by ASU 2011-12, were to be applied retrospectively and were effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Corporation adopted these provisions of ASU 2011-05 in the first quarter of 2012 and elected to present comprehensive income in a separate financial statement, the Consolidated Statements of Comprehensive Income. The adoption of these provisions of ASU 2011-05 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Intangibles-Goodwill and Other – Topic 350
Accounting Standards Update No. 2011-08, “Testing for Goodwill Impairment” (“ASU 2011-08”), was issued in September 2011. The objective of ASU 2011-08 was to simplify the testing of goodwill for impairment by allowing entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative test. There will no longer be a requirement to calculate the fair value of a reporting unit unless it is determined, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The more-likely-than-not threshold was defined as having a likelihood of more than 50 percent. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Balance Sheet - Topic 210
Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), was issued in December 2011 and was intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The requirements in ASU 2011-11 enables users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. The requirements affect all entities that have financial instruments that are either offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The required disclosures shall be provided retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

(3)	Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Board of Governors of the Federal Reserve System.  Such reserve balances amounted to $4.0 million at both March 31, 2012 and December 31, 2011 and are included in cash and due from banks in the Consolidated Statements of Condition.

As of March 31, 2012 and December 31, 2011, cash and due from banks included interest-bearing deposits in other banks of $33.2 million and $41.6 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(4)	Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security at March 31, 2012 and December 31, 2011.

(Dollars in thousands)
March 31, 2012	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,437	$3,182	$—	$32,619
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	339,934	19,290	—	359,224
States and political subdivisions	71,344	5,011	—	76,355
Trust preferred securities:
Individual name issuers	30,648	—	(7,476)	23,172
Collateralized debt obligations	4,047	—	(3,298)	749
Corporate bonds	13,880	784	(28)	14,636
Perpetual preferred stocks (2)	1,855	202	—	2,057
Total securities available for sale	$491,145	$28,469	($10,802)	$508,812
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$49,472	$570	$—	$50,042
Total securities held to maturity	$49,472	$570	$—	$50,042
Total securities	$540,617	$29,039	($10,802)	$558,854

(Dollars in thousands)
December 31, 2011	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,429	$3,404	$—	$32,833
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	369,946	19,712	—	389,658
States and political subdivisions	74,040	5,453	—	79,493
Trust preferred securities:
Individual name issuers	30,639	—	(8,243)	22,396
Collateralized debt obligations	4,256	—	(3,369)	887
Corporate bonds	13,872	813	(403)	14,282
Perpetual preferred stocks (2)	1,854	—	(150)	1,704
Total securities available for sale	$524,036	$29,382	($12,165)	$541,253
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$52,139	$360	$—	$52,499
Total securities held to maturity	$52,139	$360	$—	$52,499
Total securities	$576,175	$29,742	($12,165)	$593,752
(1)    Net of other-than-temporary impairment losses.
(2)    Callable at the discretion of the issuer.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

Securities available for sale (“AFS”) and held to maturity (“HTM”) with a fair value of $492.0 million and $516.8 million were pledged in compliance with state regulations concerning trust powers and to secure borrowings, certain public deposits and certain interest rate swap agreements at March 31, 2012 and December 31, 2011, respectively.  See Note 7 for additional disclosure regarding Federal Home Loan Bank of Boston (“FHLBB”) borrowings.   Securities available for sale with a fair value of $28.3 million and $20.6 million were pledged for potential use at the Federal Reserve Bank discount window at March 31, 2012 and December 31, 2011.  There were no borrowings with the Federal Reserve Bank at either date.  As of March 31, 2012 and December 31, 2011, securities available for sale with a fair value of $7.0 million and $7.5 million, respectively, were designated in rabbi trusts for nonqualified retirement plans. In addition, securities available for sale with a fair value of $13.4 million were pledged to secure Treasury Tax and Loan deposits at December 31, 2011.

The following table presents a roll forward of the balance of credit-related impairment losses on debt securities, for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)
Three months ended March 31,	2012	2011
Balance at beginning of period	$3,104	$2,913
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	209	33
Balance at end of period	$3,313	$2,946

For the three months ended March 31, 2012 and 2011, credit-related impairment losses recognized in earnings on a pooled trust preferred debt security totaled $209 thousand and $33 thousand, respectively. The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.

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

The following table summarizes temporarily impaired securities at March 31, 2012, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2012	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	$—	$—	11	$23,172	$7,476	11	$23,172	$7,476
Collateralized debt obligations	—	—	—	2	749	3,298	2	749	3,298
Corporate bonds	2	4,972	28	—	—	—	2	4,972	28
Total temporarily impaired securities	2	$4,972	$28	13	$23,921	$10,774	15	$28,893	$10,802

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following table summarizes temporarily impaired securities at December 31, 2011, segregated by length of time the securities have been in a continuous unrealized loss position:

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

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at March 31, 2012 were 11 trust preferred security holdings issued by seven individual companies in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $7.5 million at March 31, 2012.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of March 31, 2012, trust preferred debt securities with an amortized cost of $11.8 million and unrealized losses of $3.3 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations
Washington Trust has two pooled trust preferred holdings in the form of collateralized debt obligations with a total amortized cost of $4.0 million and aggregate unrealized losses of $3.3 million at March 31, 2012.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both of these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to remain at low levels.

As of March 31, 2012, one of the pooled trust preferred securities had an amortized cost of $2.8 million.  This security was placed on nonaccrual status in March 2009. The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010.  The March 31, 2012 amortized cost was net of $2.1 million of credit-related impairment losses previously recognized in earnings, reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $2.1 million were credit-related impairment losses of $209 thousand recorded in 2012, reflecting adverse changes in the expected cash flows for this security. As of March 31, 2012, this security has unrealized losses of $2.2 million and a below investment grade rating of “Ca” by Moody’s Investors Service Inc. (“Moody’s”).  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.

As of March 31, 2012, the second pooled trust preferred security held by Washington Trust had an amortized cost of $1.3 million.  This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The March 31, 2012 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  As of March 31, 2012, this security has unrealized losses of $1.1 million and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. The analysis of the expected cash flows for this security as of March 31, 2012 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.

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

As of March 31, 2012, the amortized cost of debt securities by maturity is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.  Included in the securities portfolio at March 31, 2012 were debt securities with an amortized cost balance of $94.2 million and a fair value of $89.3 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from four to twenty-six years, with call features ranging from one month to six years.

(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$29,437	$—	$—	$29,437
Weighted average yield	—%	5.41%	—%	—%	5.41%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	106,392	176,342	46,382	10,818	339,934
Weighted average yield	4.30%	3.86%	2.48%	2.24%	3.76%
State and political subdivisions:
Amortized cost	3,823	65,282	2,239	—	71,344
Weighted average yield	3.68%	3.90%	3.90%	—%	3.89%
Trust preferred securities:
Amortized cost (1)	—	—	—	34,695	34,695
Weighted average yield	—%	—%	—%	1.84%	1.84%
Corporate bonds:
Amortized cost	—	13,880	—	—	13,880
Weighted average yield	—%	5.10%	—%	—%	5.10%
Total debt securities available for sale:
Amortized cost	$110,215	$284,941	$48,621	$45,513	$489,290
Weighted average yield	4.28%	4.09%	2.55%	1.93%	3.78%
Fair value	$116,521	$292,697	$51,410	$46,127	$506,755
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$11,225	$25,018	$10,213	$3,016	$49,472
Weighted average yield	2.55%	2.44%	2.32%	1.52%	2.38%
Fair value	$11,795	$25,018	$10,213	$3,016	$50,042

(1)	Net of other-than-temporary impairment losses.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	Mar 31, 2012		Dec 31, 2011
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$642,012	30%	$624,813	29%
Construction and development (2)	11,130	1	10,955	1
Other (3)	486,258	22	488,860	22
Total commercial	1,139,400	53	1,124,628	52
Residential real estate:
Mortgages (4)	675,249	31	678,582	32
Homeowner construction	21,708	1	21,832	1
Total residential real estate	696,957	32	700,414	33
Consumer:
Home equity lines (5)	223,311	10	223,430	10
Home equity loans (5)	40,793	2	43,121	2
Other (6)	54,898	3	55,566	3
Total consumer	319,002	15	322,117	15
Total loans (7)	$2,155,359	100%	$2,147,159	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of March 31, 2012 and December 31, 2011, $106.2 million and $107.1 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 7).

(2)	Loans for construction of residential and commercial properties and for land development.

(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. As of March 31, 2012, $25.8 million and $37.9 million, respectively, of these loans were pledged as collateral for FHLBB borrowings and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2011 were $27.2 million and $42.1 million, respectively (see Note 7).

(4)	As of March 31, 2012 and December 31, 2011, $598.3 million and $611.8 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 7).

(5)	As of March 31, 2012 and December 31, 2011, $191.2 million and $165.4 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 7).

(6)	Fixed rate consumer installment loans.

(7)
Includes net unamortized loan origination costs of $83 thousand and $31 thousand, respectively, and net unamortized premiums on purchased loans of $77 thousand and $67 thousand, respectively, at March 31, 2012 and December 31, 2011, respectively.

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

The following is a summary of nonaccrual loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Mar 31, 2012	Dec 31, 2011
Commercial:
Mortgages	$5,099	$5,709
Construction and development	—	—
Other	4,200	3,708
Residential real estate:
Mortgages	9,031	10,614
Homeowner construction	—	—
Consumer:
Home equity lines	783	718
Home equity loans	203	335
Other	83	153
Total nonaccrual loans	$19,399	$21,237
Accruing loans 90 days or more past due	$—	$—

As of March 31, 2012 and December 31, 2011, nonaccrual loans of $4.7 million and $3.6 million, respectively, were current as to the payment of principal and interest.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
March 31, 2012	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$104	$—	$4,676	$4,780	$637,232	$642,012
Construction and development	—	—	—	—	11,130	11,130
Other	1,031	33	2,521	3,585	482,673	486,258
Residential real estate:
Mortgages	4,468	488	4,843	9,799	665,450	675,249
Homeowner construction	—	—	—	—	21,708	21,708
Consumer:
Home equity lines	1,793	48	191	2,032	221,279	223,311
Home equity loans	452	171	53	676	40,117	40,793
Other	159	—	82	241	54,657	54,898
Total loans	$8,007	$740	$12,366	$21,113	$2,134,246	$2,155,359

(Dollars in thousands)	Days Past Due
December 31, 2011	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$1,621	$315	$4,995	$6,931	$617,882	$624,813
Construction and development	—	—	—	—	10,955	10,955
Other	3,760	982	633	5,375	483,485	488,860
Residential real estate:
Mortgages	3,969	1,505	6,283	11,757	666,825	678,582
Homeowner construction	—	—	—	—	21,832	21,832
Consumer:
Home equity lines	645	210	525	1,380	222,050	223,430
Home equity loans	362	46	202	610	42,511	43,121
Other	66	7	147	220	55,346	55,566
Total loans	$10,423	$3,065	$12,785	$26,273	$2,120,886	$2,147,159

Included in past due loans as of March 31, 2012 and December 31, 2011, were nonaccrual loans of $14.7 million and $17.6 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

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

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
No Related Allowance Recorded:
Commercial:
Mortgages	$1,514	$7,093	$1,963	$7,076	$—	$—
Construction and development	—	—	—	—	—	—
Other	2,823	1,622	2,816	1,620	—	—
Residential real estate:
Mortgages	2,321	2,383	2,701	2,471	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$6,658	$11,098	$7,480	$11,167	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$4,647	$5,023	$5,852	$6,760	$149	$329
Construction and development	—	—	—	—	—	—
Other	8,733	8,739	9,430	9,740	1,021	839
Residential real estate:
Mortgages	2,785	3,606	3,049	4,138	379	495
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	172	278	247	373	34	82
Home equity loans	127	130	150	153	1	1
Other	144	205	142	227	2	69
Subtotal	$16,608	$17,981	$18,870	$21,391	$1,586	$1,815
Total impaired loans	$23,266	$29,079	$26,350	$32,558	$1,586	$1,815
Total:
Commercial	$17,717	$22,477	$20,061	$25,196	$1,170	$1,168
Residential real estate	5,106	5,989	5,750	6,609	379	495
Consumer	443	613	539	753	37	152
Total impaired loans	$23,266	$29,079	$26,350	$32,558	$1,586	$1,815

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs. For impaired accruing loans (those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest. As of March 31, 2012 and December 31, 2011, recorded investment in impaired loans included accrued interest of $36 thousand and $46 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following table presents the average recorded investment and interest income recognized on impaired loans segregated by loan class for the periods indicated:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended March 31,	2012	2011	2012	2011
Commercial:
Mortgages	$10,991	$18,150	$70	$173
Construction and development	—	—	—	—
Other	10,841	11,480	74	94
Residential real estate:
Mortgages	5,461	5,028	27	44
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	243	105	1	1
Home equity loans	170	459	1	6
Other	166	201	2	4
Totals	$27,872	$35,423	$175	$322

At March 31, 2012, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $14.2 million and $19.7 million, respectively, at March 31, 2012 and December 31, 2011. Included in these amounts was accrued interest of $34 thousand and $46 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $690 thousand and $858 thousand at March 31, 2012 and December 31, 2011, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following table presents loans modified as a troubled debt restructuring during the three months ended March 31, 2012 and 2011.

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended March 31,	2012	2011	2012	2011	2012	2011
Commercial:
Mortgages	2	2	$664	$215	$664	$215
Construction and development	—	—	—	—	—	—
Other	5	5	1,250	731	1,250	731
Residential real estate:
Mortgages	—	3	—	883	—	883
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	2	1	5	117	5	117
Totals	9	11	$1,919	$1,946	$1,919	$1,946

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring during the three months ended March 31, 2012 and 2011.

(Dollars in thousands)
Three months ended March 31,	2012	2011
Payment deferral	$—	$938
Maturity / amortization concession	893	667
Interest only payments	361	15
Below market interest rate concession	665	—
Combination (1)	—	326
Total	$1,919	$1,946

(1)	Loans included in this classification had a combination of any two of the concessions included in this table.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following table presents loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the three months ended March 31, 2012 and March 31, 2011.

(Dollars in thousands)
	Number of Loans		Recorded Investment (1)
Three months ended March 31,	2012	2011	2012	2011
Commercial:
Mortgages	—	2	$—	$215
Construction and development	—	—	—	—
Other	1	8	8	671
Residential real estate:
Mortgages	—	7	—	1,869
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	—	—	—
Totals	1	17	$8	$2,755

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower's financial condition, the borrower's performance with respect to loan terms, and the adequacy of collateral. As of March 31, 2012 and December 31, 2011, the weighted average risk rating of the Corporation's commercial loan portfolio was 4.88 and 4.87, respectively.

For non-impaired loans, the Corporation assigns a loss allocation factor to each loan, based on its risk rating for purposes of establishing an appropriate allowance for loan losses. See Note 6 for additional information.

Descriptions of the commercial loan categories are as follows:

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Mortgages	$593,683	$583,162	$32,937	$29,759	$15,392	$11,892
Construction and development	11,130	10,955	—	—	—	—
Other	452,688	455,577	21,906	22,731	11,664	10,552
Total commercial loans	$1,057,501	$1,049,694	$54,843	$52,490	$27,056	$22,444

The Corporation's procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. The criticized loan portfolio, which consists of commercial and commercial real estate loans that are risk rated special mention or worse, are reviewed by management on a quarterly basis, focusing on the current status and strategies to improve the credit. An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

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

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Residential Real Estate:
Accruing mortgages	$666,218	$667,968	$—	$—
Nonaccrual mortgages	4,188	4,331	4,843	6,283
Homeowner construction	21,708	21,832	—	—
Total residential real estate loans	$692,114	$694,131	$4,843	$6,283
Consumer:
Home equity lines	$223,120	$222,905	$191	$525
Home equity loans	40,740	42,919	53	202
Other	54,816	55,419	82	147
Total consumer loans	$318,676	$321,243	$326	$874

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following is an analysis of activity in the allowance for loan losses for the three months ended March 31, 2012:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,195	$95	$6,200	$14,490	$4,694	$2,452	$8,166	$29,802
Charge-offs	(9)	—	(330)	(339)	(234)	(108)	—	(681)
Recoveries	2	—	6	8	10	6	—	24
Provision	1,164	15	30	1,209	(145)	(217)	53	900
Ending Balance	$9,352	$110	$5,906	$15,368	$4,325	$2,133	$8,219	$30,045

The following is an analysis of activity in the allowance for loan losses for the three months ended March 31, 2011:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,330	$723	$6,495	$14,548	$4,129	$1,903	$8,003	$28,583
Charge-offs	(335)	—	(578)	(913)	(119)	(20)	—	(1,052)
Recoveries	2	—	70	72	1	5	—	78
Provision	603	(191)	269	681	794	158	(133)	1,500
Ending Balance	$7,600	$532	$6,256	$14,388	$4,805	$2,046	$7,870	$29,109

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology.

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$6,157	$149	$12,099	$329
Construction & development	—	—	—	—
Other	11,531	1,021	10,334	839
Residential real estate mortgages	5,102	379	5,988	495
Consumer	440	37	612	152
Subtotal	$23,230	$1,586	$29,033	$1,815
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$635,855	$9,203	$612,714	$7,866
Construction & development	11,130	110	10,955	95
Other	474,727	4,885	478,526	5,361
Residential real estate mortgages	691,855	3,946	694,426	4,199
Consumer	318,562	2,096	321,505	2,300
Subtotal	$2,132,129	$20,240	$2,118,126	$19,821
Unallocated	—	8,219	—	8,166
Total	$2,155,359	$30,045	$2,147,159	$29,802

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(7)	Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $504.9 million at March 31, 2012 and $540.5 million at December 31, 2011. In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at March 31, 2012.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at March 31, 2012.  Included in the collateral were securities available for sale and held to maturity with a fair value of $331.2 million and $320.8 million, respectively, which were specifically pledged to secure FHLBB borrowings at March 31, 2012 and December 31, 2011.  See Note 5 for discussion on loans pledged as collateral for FHLBB borrowings.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

Other Borrowings
Securities sold under repurchase agreements amounted to $19.5 million at December 31, 2011. The securities sold under repurchase agreements were executed in March 2007 and matured in March 2012.  The securities underlying the agreements were held in safekeeping by the counterparty in the name of the Corporation and repurchased at maturity.

(8)	Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital (to Risk-Weighted Assets):
Corporation	$286,003	13.22%	$173,133	8.00%	$216,417	10.00%
Bank	$281,151	13.01%	$172,901	8.00%	$216,126	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$258,819	11.96%	$86,567	4.00%	$129,850	6.00%
Bank	$254,003	11.75%	$86,451	4.00%	$129,676	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$258,819	8.75%	$118,260	4.00%	$147,825	5.00%
Bank	$254,003	8.61%	$118,056	4.00%	$147,571	5.00%
December 31, 2011
Total Capital (to Risk-Weighted Assets):
Corporation	$279,751	12.86%	$174,073	8.00%	$217,592	10.00%
Bank	$275,183	12.66%	$173,845	8.00%	$217,307	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$252,516	11.61%	$87,037	4.00%	$130,555	6.00%
Bank	$247,983	11.41%	$86,923	4.00%	$130,384	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$252,516	8.70%	$116,158	4.00%	$145,198	5.00%
Bank	$247,983	8.55%	$115,961	4.00%	$144,952	5.00%
(1)    Leverage ratio

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(9)	Derivative Financial Instruments
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

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale, best efforts forward commitments are established to sell individual mortgage loans.  Both interest rate lock commitments and commitments to sell fixed rate residential mortgage loans are derivative financial instruments. Effective July 1, 2011, Washington Trust elected to carry newly originated closed loans held for sale at fair value pursuant to Accounting Standards Codification Topic No. 825, "Financial Instruments" ("ASC 825"). Changes in fair value of the interest rate lock commitments, commitments to sell fixed rate mortgage loans and loans held for sale are recognized in earnings.

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

At of March 31, 2012 and December 31, 2011, the Bancorp had three interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debenture.  The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp pledged collateral to derivative counterparties in the form of cash totaling $1.9 million as of March 31, 2012 and December 31, 2011.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The Bank has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  As of March 31, 2012 and December 31, 2011, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $61.3 million and $61.6 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2012	Dec 31, 2011	Balance Sheet Location	Mar 31, 2012	Dec 31, 2011
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts		$—	$—	Other liabilities	$1,750	$1,802
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	1,814	1,864	Other liabilities	—	—
Commitments to sell fixed rate mortgage loans	Other assets	—	—	Other liabilities	2,298	2,580
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	4,279	4,513		—	—
Mirror swaps with counterparties		—	—	Other liabilities	4,407	4,669
Total		$6,093	$6,377		$8,455	$9,051

The following table presents the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
Three months ended March 31,	2012	2011		2012	2011
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts	$35	$172	Interest Expense	$—	$—
Total	$35	$172		$—	$—

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income
Three months ended March 31,	Location of Gain (Loss) Recognized in Income	2012	2011
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	($49)	$86
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	280	(548)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	211	(96)
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(183)	172
Total		$259	($386)

(10)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of March 31, 2012, securities available for sale, mortgage loans held for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Notional or Principal Amount	Fair Value	Notional or Principal Amount	Fair Value
Mortgage loans held for sale (1)	$16,099	$16,583	$19,624	$20,340
Commitments to originate	64,373	1,814	56,950	1,864
Commitments to sell	80,472	(2,298)	76,574	(2,580)

(Dollars in thousands)
Three months ended March 31,	2012	2011
Mortgage loans held for sale	($231)	$—
Commitments to originate	(49)	86
Commitments to sell	280	(548)
Total changes in fair value (2)	$—	($462)

(1)
At March 31, 2012, the difference between the aggregate fair value and the aggregate principal amount of mortgage loans held for sale amounted to ($231) thousand. There were no mortgage loans held for sale 90 days or more past due as of March 31, 2012.

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

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government-sponsored enterprises, mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, municipal bonds, trust preferred securities and corporate bonds.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of March 31, 2012 and December 31, 2011, Level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of March 31, 2012 and December 31, 2011, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

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

Mortgage Loans Held for Sale
Effective July 1, 2011, Washington Trust elected to carry newly originated closed loans held for sale at fair value pursuant to ASC 825, "Financial Instruments." Fair values are estimated based on what secondary markets are currently offering for loans with similar characteristics. Any change in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk. Mortgage loans held for sale are categorized as Level 2.

Derivatives
Interest rate swap contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates and, accordingly, are classified as Level 2. Our internal review procedures have confirmed that the fair values determined with independent pricing models and utilized by the Corporation are consistent with GAAP. For purposes of potential valuation adjustments to its interest rate swap contracts, the Corporation evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. Washington Trust met the criteria for and, effective January 1, 2012, elected to apply the accounting policy exception with respect to measuring counterparty credit risk for derivative transactions subject to master netting arrangements provided in ASU 2011-04. Electing this policy exception had no impact on financial statement presentation.

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

Property Acquired Through Foreclosure or Repossession
Property acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans.  Subsequently, it is carried at the lower of carrying value or fair value less costs to sell.  Fair value is generally based upon appraised values of the collateral.  Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
March 31, 2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$32,619	$—	$32,619
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	359,224	—	359,224
States and political subdivisions	—	76,355	—	76,355
Trust preferred securities:
Individual name issuers	—	23,172	—	23,172
Collateralized debt obligations	—	—	749	749
Corporate bonds	—	14,636	—	14,636
Perpetual preferred stocks	2,057	—	—	2,057
Mortgage loans held for sale	—	16,583	—	16,583
Derivative assets (1):
Interest rate swap contracts with customers	—	4,279	—	4,279
Forward loan commitments	—	1,814	—	1,814
Total assets at fair value on a recurring basis	$2,057	$528,682	$749	$531,488
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$4,407	$—	$4,407
Interest rate risk management swap contracts	—	1,750	—	1,750
Forward loan commitments	—	2,298	—	2,298
Total liabilities at fair value on a recurring basis	$—	$8,455	$—	$8,455

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$32,833	$—	$32,833
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	389,658	—	389,658
States and political subdivisions	—	79,493	—	79,493
Trust preferred securities:
Individual name issuers	—	22,396	—	22,396
Collateralized debt obligations	—	—	887	887
Corporate bonds	—	14,282	—	14,282
Perpetual preferred stocks	1,704	—	—	1,704
Mortgage loans held for sale	—	20,340	—	20,340
Derivative assets (1):
Interest rate swap contracts with customers	—	4,513	—	4,513
Forward loan commitments	—	1,864	—	1,864
Total assets at fair value on a recurring basis	$1,704	$565,379	$887	$567,970
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$4,669	$—	$4,669
Interest rate risk management swap contracts	—	1,802	—	1,802
Forward loan commitments	—	2,580	—	2,580
Total liabilities at fair value on a recurring basis	$—	$9,051	$—	$9,051

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2012 and 2011.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated:

Three months ended March 31,	2012	2011
(Dollars in thousands)	Securities Available for Sale (1)	Securities Available for Sale (1)	Derivative Assets / (Liabilities) (2)	Total
Balance at beginning of period	$887	$806	$435	$1,241
Gains and losses (realized and unrealized):
Included in earnings (3)	(209)	(33)	(462)	(495)
Included in other comprehensive income	71	(21)	—	(21)
Balance at end of period	$749	$752	($27)	$725

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.

(2)
During the three months ended March 31, 2011, Level 3 derivative assets / liabilities consisted of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential mortgages). After evaluating forward loan commitments during the third quarter of 2011, it was determined that significant inputs and significant value drivers were observable in active markets, and the Corporation therefore reclassified these derivatives from out of Level 3 into Level 2.

(3)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on two Level 3 pooled trust preferred debt securities. Credit-related impairment losses of $209 thousand and $33 thousand were recognized during the three months ended March 31, 2012 and 2011, respectively. The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential mortgages), were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Corporation has utilized Level 3 inputs to determine fair value.

March 31, 2012
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Trust preferred securities:
Collateralized debt obligations	$749	Discounted Cash Flow	Discount Rate	17.00%
			Cumulative Default %	5.2% - 100% (28.3%)
			Loss Given Default %	85% - 100% (90.9%)

Given the low level of market activity for trust preferred securities in the form of collateralized debt obligations, the discount rate utilized in the fair value measurement was derived by analyzing current market yields for trust preferred securities of individual name issuers in the financial services industry. Adjustments were then made for credit and structural differences between these types of securities. There is an inverse correlation between the discount rate and the fair value measurement. When the discount rate increases, the fair value decreases.

Other significant unobservable inputs to the fair value measurement of collateralized debt obligations included prospective defaults and recoveries. The cumulative default percentage represents the lifetime defaults assumed, excluding currently defaulted collateral and including all performing and currently deferring collateral. As a result, the cumulative default percentage also reflects assumptions of the possibility of currently deferring collateral curing and becoming current. The loss given default percentage represents the percentage of current and projected defaults assumed to be lost. There is an inverse correlation between the cumulative default and loss given default percentages and the fair value measurement. When the default percentages increase, the fair value decreases.

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

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2012:

(Dollars in thousands)	Carrying Value at March 31, 2012
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$7,284	$7,284
Property acquired through foreclosure or repossession	—	—	1,026	1,026
Total assets at fair value on a nonrecurring basis	$—	$—	$8,310	$8,310

Collateral dependent impaired loans with a carrying value of $7.3 million at March 31, 2012 were subject to nonrecurring fair value measurement during the three months ended March 31, 2012.  As of March 31, 2012, the allowance for loan losses allocation on these loans amounted to $1.2 million.

During the three months ended March 31, 2012, properties acquired through foreclosures or repossession with a fair value of $1.5 million were transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value were written down to fair value through a charge to the allowance for loan losses. For the three months ended March 31, 2012, valuation adjustments charged to the allowance for loan losses amounted to $64 thousand.  Subsequent to foreclosures, valuations are updated periodically and assets may be marked down further, reflecting a new cost basis. Subsequent valuation adjustments charged to earnings totaled $119 thousand for the three months ended March 31, 2012.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2011:

(Dollars in thousands)	Carrying Value at March 31, 2011
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$2,253	$2,253
Total assets at fair value on a nonrecurring basis	$—	$—	$2,253	$2,253

Collateral dependent impaired loans with a carrying value of $2.3 million at March 31, 2011 were subject to nonrecurring fair value measurement during the three months ended March 31, 2011.  As of March 31, 2011, the allowance for loan losses allocation on these loans amounted to $620 thousand.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value.

	March 31, 2012
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$7,284	Appraisals of collateral	Discount for costs to sell	10% - 50% (18%)
			Appraisal adjustments (1)	0% - 80% (12%)
Property acquired through foreclosure or repossession	$1,026	Appraisals of collateral	Discount for costs to sell	10%
			Appraisal adjustments (1)	6% - 21% (14%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at March 31, 2012 and December 31, 2011 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. Loans are classified within Level 3 of the fair value hierarchy.

Time Deposits
The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of time deposits. Time deposits are classified within Level 2 of the fair value hierarchy.

Federal Home Loan Bank Advances
Rates currently available to the Corporation for advances with similar terms and remaining maturities are used to estimate fair value of existing advances. FHLBB advances are categorized as Level 2.

Junior Subordinated Debentures
The fair value of the junior subordinated debentures is estimated using rates currently available to the Corporation for debentures with similar terms and maturities. Junior subordinated debentures are categorized as Level 2.

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation's financial instruments as of March 31, 2012 and December 31, 2011. The tables exclude financial instruments for which the carrying value approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock, accrued interest receivable and bank-owned life insurance. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, other borrowings and accrued interest payable.

(Dollars in thousands)			Fair Value Measurements
March 31, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$49,472	$50,042	$—	$50,042	$—
Loans, net of allowance for loan losses	2,125,314	2,214,016	—	—	2,214,016
Loan servicing rights (1)	824	971	—	—	971

Financial Liabilities:
Time deposits	$894,852	$906,637	$—	$906,637	$—
FHLBB advances	504,933	542,193	—	542,193	—
Junior subordinated debentures	32,991	20,882	—	20,882	—

(1)	The carrying value of loan servicing rights is net of $147 thousand in reserves as of March 31, 2012. The estimated fair value does not include such adjustment.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)			Fair Value Measurements
December 31, 2011	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities available for sale	$541,253	$541,253	$—	$52,499	$—
Loans, net of allowance for loan losses	2,117,357	2,198,940	—	—	2,198,940
Loan servicing rights (1)	765	937	—	—	937

Financial Liabilities:
Time deposits	$878,794	$891,378	$—	$891,378	$—
FHLBB advances	540,450	577,315	—	577,315	—
Junior subordinated debentures	32,991	20,391	—	20,391	—

(1)	The carrying value of loan servicing rights is net of $172 thousand in reserves as of December 31, 2011. The estimated fair value does not include such adjustment.

(11)	Defined Benefit Pension Plans
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

For the periods indicated, the composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2012	2011	2012	2011
Service cost	$644	$579	$38	$18
Interest cost	706	645	126	124
Expected return on plan assets	(746)	(699)	—	—
Amortization of prior service cost	(8)	(8)	—	—
Recognized net actuarial loss	244	97	29	3
Net periodic benefit cost	$840	$614	$193	$145

Employer Contributions:
The Corporation previously disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that in 2012 it expected to contribute $3.0 million to its qualified pension plan and make $723 thousand in benefit payments under its non-qualified retirement plans.  In January 2012, the Corporation contributed $3.0 million to the qualified pension plan. In support of its long-term funding strategy for the qualified pension plan, the Corporation currently expects to make an additional contribution of approximately $3 million to this plan later in 2012.  During the three months ended March 31, 2012, benefit payments of $180 thousand were made under the non-qualified retirement plans and the Corporation presently anticipates making an additional $543 thousand in benefit payments throughout the remainder of 2012.

(12) Share-Based Compensation Arrangements
Washington Trust has two share-based compensation plans, Bancorp’s 2003 Stock Incentive Plan, as amended, and Bancorp’s 1997 Equity Incentive Plan, as amended, (collectively “the Plans”).

Amounts recognized in the consolidated financial statements for share options, nonvested share units and nonvested performance shares are as follows:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)

Three months ended March 31,	2012	2011
Share-based compensation expense	$412	$327
Related tax benefit	$147	$117

Compensation expense for share options and nonvested share units is recognized over the service period based on the fair value at the date of grant.  Nonvested performance share compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change.  If the goals are not met, no compensation cost will be recognized and any recognized compensation costs will be reversed.

Share Options
There were no share options granted during the three months ended March 31, 2012 and 2011.

A summary of the status of Washington Trust's share option activity as of March 31, 2012, and changes during the three months ended March 31, 2012, is presented below:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2012	712,061	$22.96
Granted	—	—
Exercised	(95,780)	20.04
Forfeited or expired	(6,600)	27.49
Outstanding at March 31, 2012	609,681	$23.37	4.5 years	$1,301
As of March 31, 2012:
Options exercisable	456,931	$24.79	3.1 years	$539
Options expected to vest in future periods	152,750	$19.15	8.5 years	$762

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of share options exercised during the three months ended March 31, 2012 and 2011 was $514 thousand and $352 thousand, respectively.

Nonvested Share Units
During the three months ended March 31, 2012, the Corporation granted certain key employees 5,500 nonvested share units with three year cliff vesting terms. There were no nonvested share units granted during the three months ended March 31, 2011.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

A summary of the status of Washington Trust’s nonvested shares as of March 31, 2012, and changes during the three months ended March 31, 2012, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	91,250	$19.84
Granted	5,500	23.78
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2012	96,750	$20.06

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

During the three months ended March 31, 2012, performance share awards were granted to certain executive officers for the opportunity to earn shares of common stock of the Corporation ranging from zero to 61,600 shares.  The performance shares awarded were valued at $23.65, the fair market value at the date of grant, and will be earned over a three-year performance period.  The current assumption based on the most recent peer group information results in the shares vesting at 150% of the target, or 46,200 shares.

During the three months ended March 31, 2011, performance share awards were granted to certain executive officers for the opportunity to earn shares of common stock of the Corporation ranging from zero to 73,502 shares.  The performance shares awarded were valued at $21.62, the fair market value at the date of grant, and will be earned over a three-year performance period.  The current assumption based on the most recent peer group information results in the shares vesting at 150% of the target, or 55,128 shares.

A summary of the status of Washington Trust’s performance share awards as of March 31, 2012, and changes during the three months ended March 31, 2012, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares at January 1, 2012	76,341	$19.97
Granted	46,200	23.65
Vested	—	—
Forfeited	(2,463)	19.97
Performance shares at March 31, 2012	120,078	$21.38

As of March 31, 2012, there was $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.2 years.

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

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income (expense)	$19,628	$18,404	$3	($6)	$2,754	$1,929	$22,385	$20,327
Noninterest income	6,707	4,181	7,185	7,080	340	436	14,232	11,697
Total income	26,335	22,585	7,188	7,074	3,094	2,365	36,617	32,024
Provision for loan losses	900	1,500	—	—	—	—	900	1,500
Depreciation and amortization expense	602	600	302	337	66	68	970	1,005
Other noninterest expenses	14,766	12,690	4,972	4,670	2,691	2,375	22,429	19,735
Total noninterest expenses	16,268	14,790	5,274	5,007	2,757	2,443	24,299	22,240
Income (loss) before income taxes	10,067	7,795	1,914	2,067	337	(78)	12,318	9,784
Income tax expense (benefit)	3,451	2,588	719	770	(290)	(374)	3,880	2,984
Net income	$6,616	$5,207	$1,195	$1,297	$627	$296	$8,438	$6,800

Total assets at period end	$2,265,850	$2,111,474	$51,560	$51,267	$711,280	$729,531	$3,028,690	$2,892,272
Expenditures for long-lived assets	$1,351	$422	$185	$258	$116	$33	$1,652	$713

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(14)	Other Comprehensive Income
The following table presents the activity in other comprehensive income (loss) during the periods indicated:

Three months ended March 31,	2012			2011
(Dollars in thousands)	Pre-tax	Income taxes	Net	Pre-tax	Income taxes	Net
Securities available for sale:
Unrealized gains on securities arising during the period	$241	$98	$143	$141	$52	$89
Reclassification adjustments for net realized losses on securities included in net income	85	30	55	83	30	53
Net unrealized gains on securities available for sale	326	128	198	224	82	142
Reclassification adjustment of credit-related OTTI realized losses transferred to net income	124	44	80	(21)	(8)	(13)
Cash flow hedges:
Unrealized (losses) gains on cash flow hedges arising during the period	(119)	(44)	(75)	76	27	49
Reclassification adjustments for net realized gains on cash flow hedges included in net income	171	61	110	191	68	123
Net unrealized gains on cash flow hedges	52	17	35	267	95	172
Defined benefit plan obligation adjustment	266	82	184	93	33	60
Total other comprehensive income	$768	$271	$497	$563	$202	$361

The following table presents the components of accumulated other comprehensive income as of the dates indicated:

(Dollars in thousands)	Net Unrealized Gains on AFS Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2011	$13,143	($2,062)	($1,127)	($11,849)	($1,895)
Period change, net of tax	198	80	35	184	497
Balance at March 31, 2012	$13,341	($1,982)	($1,092)	($11,665)	($1,398)

Balance at December 31, 2010	$11,936	($2,150)	($671)	($5,090)	$4,025
Period change, net of tax	142	(13)	172	60	361
Balance at March 31, 2011	$12,078	($2,163)	($499)	($5,030)	$4,386

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(15)	Earnings Per Common Share
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

(Dollars and shares in thousands, except per share amounts)

Three months ended March 31,	2012	2011
Net income	$8,438	$6,800
Less dividends and undistributed earnings allocated to participating securities	(34)	(27)
Net income applicable to common shareholders	$8,404	$6,773

Weighted average basic common shares	16,330	16,197
Dilutive effect of common stock equivalents	40	33
Weighted average diluted common shares	16,370	16,230

Earnings per common share:
Basic	$0.51	$0.42
Diluted	$0.51	$0.42

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 391,000 and 450,000, respectively, for the three months ended March 31, 2012 and 2011.

(16)	Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	Mar 31, 2012	Dec 31, 2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$231,778	$222,805
Home equity lines	187,675	185,124
Other loans	35,900	35,035
Standby letters of credit	8,610	8,560
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	64,373	56,950
Commitments to sell fixed rate mortgage loans	80,472	76,574
Customer related derivative contracts:
Interest rate swaps with customers	61,273	61,586
Mirror swaps with counterparties	61,273	61,586
Interest rate risk management contract:
Interest rate swap	32,991	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At March 31, 2012 and December 31, 2011, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.6 million.  At March 31, 2012 and December 31, 2011, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three months ended March 31, 2012 and 2011 amounted to $27 thousand and $64 thousand, respectively.

As of March 31, 2012 and December 31, 2011, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

Leases
As of March 31, 2012 and December 31, 2011, the Corporation was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities.  Rental expense under the operating leases amounted to

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

$653 thousand and $422 thousand for the three months ended March 31, 2012 and 2011, respectively, is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income. There has been no significant change in future minimum lease payments payable since December 31, 2011.

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of March 31, 2012 and December 31, 2011, the unpaid principal balance of loans repurchased due to representation and warranty claims was $771 thousand and $773 thousand, respectively. Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  This reserve is not material and is included in other liabilities in the Consolidated Balance Sheets and any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2011, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results for the full-year ended December 31, 2012 or any future period.

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

Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation considers the following to be its critical accounting policies: allowance for loan losses, review of goodwill and intangible assets for impairment and valuation of investment securities for impairment. There have been no significant changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and other borrowings.  In addition, we generate noninterest income from a number of sources including wealth management services, deposit services, merchant credit card processing, bank-owned life insurance loan sales and commissions on loans originated for others.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, merchant processing costs, FDIC deposit insurance costs, technology and other administrative expenses.

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

We believe that the Corporation's financial strength and stability, capital resources and reputation as the largest independent bank headquartered in Rhode Island, were key factors in the expansion of our retail and mortgage banking businesses in 2011 and in delivering solid results in 2011 and in the first quarter of 2012. We opened a mortgage lending office in Warwick, Rhode Island in February 2012 and plan to open a full-service branch in Cranston, Rhode Island later in 2012.

Composition of Earnings
Net income for the first quarter of 2012 amounted to $8.4 million, or 51 cents per diluted share, up from the $6.8 million, or 42 cents per diluted share, reported for the first quarter of 2011.  The returns on average equity and average assets for the first quarter of 2012 were 11.85% and 1.11%, respectively, compared to 10.04% and 0.94%, respectively, for the same quarter in 2011. The increase in profitability over 2011 reflected record level mortgage banking revenues (net gains on loan sales and commissions on loans originated for others), higher net interest income and a lower provision for loan losses, partially offset by increases in salaries and employee benefit costs and income taxes.

Net interest income for the first quarter of 2012 increased by $2.1 million, or 10%, from the same quarter of 2011, reflecting the benefit of lower funding costs, as well as 7% growth in average loan balances. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) for the first quarter of 2012 was 3.27%, up by 11 basis points from the first quarter of 2011.

The loan loss provision charged to earnings for the three months ended March 31, 2012 amounted to $900 thousand, down from $1.5 million for the same period in 2011.  Net charge-offs for the first quarter of 2012 totaled $657 thousand, compared to $974 thousand in the same quarter a year ago. Management believes that the level of the provision for loan losses has been consistent with the trend in asset quality and credit quality indicators.

Revenue from wealth management services is our largest source of noninterest income. For the three months ended March 31, 2012 wealth management revenues totaled $7.2 million, up by $105 thousand from the same period in 2011.  Wealth management revenues are largely dependent on the value of the assets under administration and are closely tied to the performance of the financial markets.  Wealth management assets under administration totaled $4.2 billion at March 31, 2012, up by $77.2 million from the balance at March 31, 2011.

Mortgage banking revenues, which are dependent on mortgage origination volume and are sensitive to interest rates and the condition of the housing markets, reached an all time high at $3.1 million for the first quarter of 2012, up by $2.6 million compared to the first quarter of 2011. These results reflected continued origination volume growth in our residential mortgage lending offices.

Noninterest expenses for the three months ended March 31, 2012 increased by $2.7 million, or 13%, compared to the three months ended March 31, 2011, primarily due to increased salaries and employee benefit costs. Salaries and employee benefit costs were up by $2.6 million, reflecting higher amounts of commissions paid to mortgage originators, higher staffing levels in support of mortgage origination and other business lines and higher defined benefit plan costs primarily due to a lower discount rate in 2012 compared to 2011.

Income tax expense amounted to $3.9 million for the three months ended March 31, 2012, up by $896 thousand from the same period in 2011.  The effective tax rate for the first quarter of 2012 was 31.5%, up from 30.5% from the comparative 2011 quarter, reflecting a higher portion of taxable income to pretax book income in 2012.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised.  First quarter 2011 Commercial Banking segment results, as reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, were revised in the second quarter of 2011 to reflect current funds transfer pricing estimates and methodologies.  These revisions are reflected in the disclosures below and did not affect the consolidated financial position or results of operations of Washington Trust as a whole.  The Corporate unit’s net interest income increased in 2012 as funding costs declined more than asset yields.  See Note 13 to the Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment reported net income of $6.7 million and $4.2 million, respectively, for the three months ended March 31, 2012 and 2011. Commercial Banking net interest income for the first quarter of 2012 increased by $1.2 million, from the same quarter in 2011, reflecting the benefit of lower funding costs, as well as growth in average loan balances.  Noninterest income derived from the Commercial Banking segment totaled $6.7 million for the three months ended March 31, 2012, up by $2.5 million, or 60%, from the comparable 2011 period, primarily due to higher mortgage banking revenues.  Commercial Banking noninterest expenses amounted to $16.3 million for the three months ended March 31, 2012, up by $1.5 million, or 10%, from the same period in 2011. This increase was largely due to increases in salaries and employee benefit expenses, which were partially offset by a decrease in the provision of loan losses.

The Wealth Management Services segment reported net income of $1.1 million for the three months ended March 31, 2012, down by $150 thousand, or 12%, compared to the same period in 2011.  Noninterest income derived from the Wealth Management Services segment was $7.2 million for the first quarter of 2012, an increase of $105 thousand from the comparable 2011 quarter.  Noninterest expenses for the Wealth Management Services segment totaled $5.3 million for the three months ended March 31, 2012, up by $267 thousand, or 5%, from the same period in 2011, primarily due to increases in salaries and employee benefit expenses.

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

FTE net interest income for the three months ended March 31, 2012 increased by $2.0 million, or 10%, from the same period in 2011, reflecting an 11 basis point increase in the net interest margin and a $143.6 million increase in average interest-earning assets.

Average interest-earning assets amounted to $2.8 billion for the three months ended March 31, 2012, up by 5%, from the average balance for the same period in 2011, primarily due to growth in the loan portfolio.  Total average loans for the three months ended March 31, 2012, increased by $149.6 million compared to the average balance for the same period in 2011, due to increases in the commercial and residential real estate loan portfolios.  The yield on total loans for the first quarter of 2012 decreased by 17 basis points from the comparable 2011 quarter, reflecting declines in short-term interest rates.

Total average securities for the three months ended March 31, 2012 decreased by $14.0 million from the average balance for the same period in 2011, reflecting maturities and pay-downs, offset, in part, by purchases of debt securities.  The FTE rate of return on securities for the three months ended March 31, 2012 decreased by 30 basis points from the same period last year. The decrease in total yield on securities reflects maturities and pay-downs of higher yielding securities.

Average interest-bearing liabilities for the three months ended March 31, 2012, increased by $45.6 million, or 2%, from the average balance for the three months ended March 31, 2011, reflecting increases in average FHLBB advances.  The average balance of FHLBB advances for the three months ended March 31, 2012 increased by $48.4 million, or 10%, compared to the average balance for the same period in 2011.  The average rate paid on such advances for the first quarter of 2012 decreased by 90 basis points from the comparable period in 2011, reflecting lower market interest rates on new advances. The decline in the average rate paid on FHLBB advances also reflected impact of the balance sheet management transactions executed in 2011 and the first quarter of 2012. See additional discussion under the caption “Borrowings” in the Sources of Funds section.

Total average interest-bearing deposits for the three months ended March 31, 2012 were essentially flat compared to the average balance for the same period in 2011, as a decrease in average time deposits was offset by increases in average savings, NOW and money market deposits. The average rate paid on interest-bearing deposits for the first quarter of 2012 decreased by 18 basis points, compared to the same quarter in 2011, reflecting declines in the rate paid on time deposits and money market accounts. The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2012 increased by $81.7 million, or 33%, compared to the average balance for the same period in 2011.

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

Three months ended March 31,	2012			2011
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial and other loans	$1,121,684	$14,298	5.13%	$1,037,379	$13,505	5.28%
Residential real estate loans, including mortgage loans held for sale	720,706	8,075	4.51%	651,277	7,700	4.79%
Consumer loans	319,948	3,097	3.89%	324,046	3,144	3.93%
Total loans	2,162,338	25,470	4.74%	2,012,702	24,349	4.91%
Cash, federal funds sold and short-term investments	52,313	20	0.15%	43,945	24	0.22%
FHLBB stock	41,606	52	0.50%	42,008	32	0.31%

Taxable debt securities	486,448	4,377	3.62%	492,213	4,773	3.93%
Nontaxable debt securities	71,908	1,059	5.92%	79,452	1,166	5.95%
Corporate stocks	1,854	33	7.16%	2,513	50	8.07%
Total securities	560,210	5,469	3.93%	574,178	5,989	4.23%
Total interest-earning assets	2,816,467	31,011	4.43%	2,672,833	30,394	4.61%
Noninterest-earning assets	220,803			211,785
Total assets	$3,037,270			$2,884,618
Liabilities and Shareholders’ Equity:
NOW accounts	$246,251	$46	0.08%	$224,977	$58	0.10%
Money market accounts	412,053	225	0.22%	399,312	323	0.33%
Savings accounts	248,853	70	0.11%	220,352	75	0.14%
Time deposits	885,344	3,093	1.41%	946,431	3,746	1.61%
FHLBB advances	523,766	4,085	3.14%	475,370	4,732	4.04%
Junior subordinated debentures	32,991	392	4.78%	32,991	390	4.79%
Other	18,903	234	4.98%	23,123	241	4.23%
Total interest-bearing liabilities	2,368,161	8,145	1.38%	2,322,556	9,565	1.67%
Demand deposits	331,224			249,503
Other liabilities	53,084			41,568
Shareholders’ equity	284,801			270,991
Total liabilities and shareholders’ equity	$3,037,270			$2,884,618
Net interest income		$22,866			$20,829
Interest rate spread			3.05%			2.94%
Net interest margin			3.27%			3.16%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2012	2011
Commercial and other loans	$107	$90
Nontaxable debt securities	366	397
Corporate stocks	8	15
Total	$481	$502

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended
	March 31, 2012 vs. 2011
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial and other loans	$1,073	($280)	$793
Residential real estate loans, including mortgage loans held for sale	782	(407)	375
Consumer loans	(41)	(6)	(47)
Cash, federal funds sold and other short-term investments	4	(8)	(4)
FHLBB stock	—	20	20
Taxable debt securities	(56)	(340)	(396)
Nontaxable debt securities	(111)	4	(107)
Corporate stocks	(12)	(5)	(17)
Total interest income	1,639	(1,022)	617
Interest on Interest-Bearing Liabilities:
NOW accounts	3	(15)	(12)
Money market accounts	10	(108)	(98)
Savings accounts	10	(15)	(5)
Time deposits	(232)	(421)	(653)
FHLBB advances	449	(1,096)	(647)
Junior subordinated debentures	—	2	2
Other	(48)	41	(7)
Total interest expense	192	(1,612)	(1,420)
Net interest income	$1,447	$590	$2,037

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

Based on our analysis of the trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation, the provision for loan losses charged to earnings for the first quarter of 2012 amounted to $900 thousand, down $600 thousand from the first quarter of 2011 level.  Net charge-offs totaled $657 thousand in the first quarter of 2012, down from $974 thousand in the first quarter of 2011.

The allowance for loan losses was $30.0 million, or 1.39% of total loans, at March 31, 2012, compared to $29.8 million, or 1.39% of total loans, at December 31, 2011.  Management will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  For the three months ended March 31, 2012, noninterest income represented 39% of total revenues .  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)
			Increase (Decrease)
Three months ended March 31,	2012	2011	$	%
Wealth management services:
Trust and investment advisory fees	$5,778	$5,676	$102	2%
Mutual fund fees	1,025	1,123	(98)	(9)%
Financial planning, commissions & other service fees	382	281	101	36%
Wealth management services	7,185	7,080	105	1%
Service charges on deposit accounts	759	932	(173)	(19)%
Merchant processing fees	1,988	1,944	44	2%
Card interchange fees	543	487	56	11%
Income from bank-owned life insurance	486	476	10	2%
Net gains on loan sales and commissions on loans originated for others	3,097	525	2,572	490%
Net realized gains (losses) on securities	—	(29)	29	100%
Net losses on interest rate swap contracts	28	76	(48)	(63)%
Equity in losses of unconsolidated subsidiaries	(37)	(144)	107	74%
Other income	392	383	9	2%
Noninterest income, excluding other-than-temporary impairment losses	14,441	11,730	2,711	23%
Total other-than-temporary impairment losses on securities	(85)	(54)	(31)	(57)%
Portion of loss recognized in other comprehensive income (before tax)	(124)	21	(145)	(690)%
Net impairment losses recognized in earnings	(209)	(33)	(176)	(533)%
Total noninterest income	$14,232	$11,697	$2,535	22%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets.  The following table presents the changes in wealth management assets under administration for the three months ended March 31, 2012 and 2011.

(Dollars in thousands)

Three months ended March 31,	2012	2011
Wealth Management Assets under Administration:
Balance at the beginning of period	$3,900,061	$3,967,207
Net investment appreciation & income	298,155	145,563
Net client cash flows	(1,769)	6,437
Balance at the end of period	$4,196,447	$4,119,207

Noninterest Income Analysis
Wealth management revenues for the three months ended March 31, 2012 increased by $105 thousand, or 1%, from the same period in 2011.  Wealth management assets under administration totaled $4.2 billion at March 31, 2012, up by $77.2 million and $296.4 million, respectively, compared to March 31, 2011 and December 31, 2011.

Service charges on deposit accounts for the three months ended March 31, 2012 totaled $759 thousand, down by $173 thousand, or 19%, from the same period in 2011, largely due to a decline in overdraft and non-sufficient funds fees.

Net gains on loan sales and commissions on loans originated for others is dependent on mortgage origination volume and is sensitive to interest rates and the condition of housing markets. This revenue source totaled $3.1 million for the three months ended March 31, 2012, up by $2.6 million from the same period in 2011, reflecting continued origination volume growth in our residential mortgage lending offices. See discussion regarding the fair value option election on mortgage loans held for sale in Notes 9 and 10 to the Consolidated Financial Statements.

For the first quarter of 2012 and 2011, equity in losses of unconsolidated subsidiaries (primarily losses generated by real estate limited partnerships) amounted to $37 thousand and $144 thousand, respectively.  Washington Trust has investments in two real estate limited partnerships and accounts for its investment in these partnerships using the equity method.  Losses generated by the partnerships are recorded as a reduction in other assets in the Consolidated Balance Sheets and as a reduction of noninterest income in the Consolidated Statements of Income.  Tax credits generated by the partnerships are recorded as a reduction in the income tax provision.

For the three months ended March 31, 2012, net impairment losses recognized in earnings on investment securities totaled $209 thousand compared to $33 thousand in the first quarter of 2011. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Noninterest Expense
The following table presents a noninterest expense comparison for the three months ended March 31, 2012 and 2011.

(Dollars in thousands)
			Increase (Decrease)
Three months ended March 31,	2012	2011	$	%
Salaries and employee benefits	$14,460	$11,828	$2,632	22%
Net occupancy	1,526	1,321	205	16%
Equipment	1,107	1,049	58	6%
Merchant processing costs	1,663	1,669	(6)	—%
Outsourced services	920	872	48	6%
FDIC deposit insurance costs	458	723	(265)	(37)%
Legal, audit and professional fees	482	492	(10)	(2)%
Advertising and promotion	372	353	19	5%
Amortization of intangibles	187	238	(51)	(21)%
Foreclosed property costs	298	166	132	80%
Other	1,926	2,029	(103)	(5)%
Total noninterest expense	$23,399	$20,740	$2,659	13%

Noninterest Expense Analysis
For the three months ended March 31, 2012, salaries and employee benefit expense, the largest component of noninterest expense, totaled $14.5 million, up by $2.6 million, or 22%, from the same period in 2011.  The increase reflected higher amounts of commissions paid to mortgage originators, higher staffing levels in support of mortgage origination and other business lines and higher defined benefit pension costs primarily due to a lower discount rate in 2012 compared to 2011.

Net occupancy expense for the three months ended March 31, 2012 increased by $205 thousand, or 16%, compared to the same period in 2011. This reflects increased rental expense for premises leased by Washington Trust and included occupancy costs associated with a de novo branch that opened in September 2011 and two residential mortgage lending offices that opened in December 2011 and March 2012.

FDIC deposit insurance costs for the three months ended March 31, 2012 amounted to $458 thousand, down by $265 thousand, or 37%, from the same period in 2011, reflecting lower assessment rates and a statutory change in the calculation method that became effective for the second quarter of 2011.

Foreclosed property costs for the three months ended March 31, 2012 and 2011 totaled $298 thousand and $166 thousand, respectively. The increase of $132 thousand, or 80%, was due largely to an increase in the number of properties held at March 31, 2012 compared to the prior year.

Income Taxes
Income tax expense amounted to $3.9 million for the three months ended March 31, 2012, compared to $3.0 million for the same period in 2011.  The Corporation’s effective tax rate for the three months ended March 31, 2012 was 31.5%, up from 30.5% for the same period in 2011. The increase in the effective tax rate reflected a higher portion of taxable income to pretax book income in 2012.  The effective tax rates differed from the federal rate of 35%, due largely to the benefits of tax-exempt income, the dividends received deduction, income from bank-owned life insurance and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.0 billion at March 31, 2012, down by $35.4 million from the end of 2011, largely reflecting a decline in the investment securities portfolio due to maturities and principal payments received on mortgage-backed securities.

The balances of nonperforming assets (nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession), total past due loans and loans classified as troubled debt restructurings all declined from

December 31, 2011 to March 31, 2012.  While these asset quality indicators showed noticeable improvement in the first quarter of 2012, overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.

Total liabilities decreased by $42.0 million from the balance at December 31, 2011, reflecting maturities of advances and securities sold under repurchase agreements offset, in part by, an increase in deposits.

Shareholders’ equity totaled $287.9 million at March 31, 2012, up by $6.6 million from the balance at December 31, 2011.  Capital levels continue to exceed the the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 13.22% at March 31, 2012, compared to 12.86% at December 31, 2011.

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

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of March 31, 2012 and December 31, 2011, our Level 3 financial instruments consisted of two available for sale pooled trust preferred securities, which were not actively traded.

As of March 31, 2012 and December 31, 2011, the Corporation concluded that the low level of trading activity for our Level 3 pooled trust preferred securities continued to indicate that quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected limited sales evidenced by a relatively inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an un-orderly fashion, actual proceeds received could potentially be significantly less than their fair values.

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$32,619	6%	$32,833	6%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	359,224	71	389,658	72
States and political subdivisions	76,355	15	79,493	15
Trust preferred securities:
Individual name issuers	23,172	5	22,396	4
Collateralized debt obligations	749	—	887	—
Corporate bonds	14,636	3	14,282	3
Perpetual preferred stocks	2,057	—	1,704	—
Total securities available for sale	$508,812	100%	$541,253	100%

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$49,472	100%	$52,139	100%
Total securities held to maturity	$49,472	100%	$52,139	100%

At March 31, 2012, the investment portfolio totaled $558.3 million, down by $35.1 million from the balance at December 31, 2011 reflecting maturities and principal payments received on mortgage-backed securities.

At March 31, 2012 and December 31, 2011, the net unrealized gain position on securities available for sale and held to maturity was $18.2 million and $17.6 million, respectively.  Included in these amounts were $10.8 million and $12.2 million, respectively, in gross unrealized losses.  Nearly all of these gross unrealized losses were concentrated in variable rate trust preferred securities issued by financial services companies.

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

Individual Issuer Trust Preferred Securities

(Dollars in thousands)	March 31, 2012				Credit Ratings
					March 31, 2012			Form 10-Q Filing Date
Named Issuer (parent holding company)	(a)	Amortized Cost (b)	Fair Value	Unrealized Loss	Moody's	S&P		Moody's	S&P
JPMorgan Chase & Co.	2	$9,738	$7,321	($2,417)	A2	BBB		A2	BBB
Bank of America Corporation	3	5,745	4,026	(1,719)	Ba1	BB+	(c)	Ba1	BB+	(c)
Wells Fargo & Company	2	5,119	4,083	(1,036)	A3/Baa1	A-/BBB+		A3/Baa1	A-/BBB+
SunTrust Banks, Inc.	1	4,168	2,987	(1,181)	Baa3	BB+	(c)	Baa3	BB+	(c)
Northern Trust Corporation	1	1,982	1,670	(312)	A3	A-		A3	A-
State Street Corporation	1	1,971	1,567	(404)	A3	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,925	1,518	(407)	Baa3	BB+	(c)	Baa3	BB+	(c)
Totals	11	$30,648	$23,172	($7,476)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Net of other-than-temporary impairment losses recognized in earnings.

(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Pooled Trust Preferred Obligations

(Dollars in thousands)	March 31, 2012
					Deferrals and Defaults (a)	Credit Ratings
				No. of Cos. in Issuance		March 31,			Form 10-Q
	Amortized Cost	Fair Value	Unrealized Loss			2012			Filing Date
Deal Name						Moody's		S&P	Moody's		S&P
Tropic CDO 1, tranche A4L (d)	$2,784	$557	($2,227)	38	43%	Ca	(c)	(b)	Ca	(c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,263	192	(1,071)	73	37%	C	(c)	(b)	C	(c)	(b)
Totals	$4,047	$749	($3,298)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
This security was placed on nonaccrual status in March 2009. The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010. The March 31, 2012 amortized cost was net of $2.1 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $2.1 million, were credit-related impairment losses of $209 thousand recorded in the first quarter of 2012, reflecting adverse changes in the expected cash flows for this security. This adverse change in expected cash flows for this security resulted in a credit-related impairment loss of $209 thousand. As of March 31, 2012, this security has unrealized losses of $2.2 million and a below investment grade rating of “Ca” by Moody's Investors Service Inc. (“Moody's”). Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

(e)
This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The March 31, 2012 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. The analysis of the expected cash flows for this security as of March 31, 2012 did not negatively affect the amount of credit-related impairment losses previously recognized on this security. As of March 31, 2012, the security has unrealized losses of $1.1 million and a below investment grade rating of “C” by Moody's. Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

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

Loans
Total loans amounted to $2.2 billion at March 31, 2012 up by $8.2 million in the first three months of 2012. Commercial loans increased by $14.8 million from the balance at the end of 2011, while the residential real estate and consumer loan portfolios declined modestly.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $653.1 million at March 31, 2012, up by $17.4 million, or 3%, from the $635.8 million balance at December 31, 2011.  Included in these amounts were commercial construction loans of $11.1 million and $11.0 million, respectively.  Commercial real estate loans are secured by a variety of property types, with approximately 82% of the total composed of retail facilities, office buildings, lodging, commercial mixed use, multi-family dwellings and industrial & warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$614,669	94%	$589,083	93%
New York, New Jersey, Pennsylvania	25,154	4%	33,317	5%
New Hampshire	11,621	2%	11,668	2%
Other	1,698	—%	1,700	—%
Total	$653,142	100%	$635,768	100%

Other Commercial Loans
Other commercial loans amounted to $486.3 million at March 31, 2012, down by $2.6 million from the balance at December 31, 2011.  This portfolio includes loans to a variety of business types.  Approximately 70% of the total is composed of retail trade, owner occupied & other real estate, health care/social assistance, manufacturing, construction businesses, accommodation & food services and wholesale trade businesses.

Residential Real Estate Loans
The residential real estate loan portfolio amounted to $697.0 million at March 31, 2012, down by $3.5 million from the balance at December 31, 2011.  Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  The majority of loans originated for sale are sold with servicing released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  Total residential real estate mortgage loan originations, including brokered loans as agent totaled $170.7 million for the three months ended March 31, 2012 compared to $63.8 million for the same period in 2011.  Of these amounts, $121.9 million and $24.9 million, respectively, were originated for sale in the secondary market, including brokered loans as agent. Washington Trust has continued to experience strong residential real estate mortgage refinancing and sales activity, due in part to the low mortgage interest rate environment.

From time to time Washington Trust purchases one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $66.8 million and $71.4 million, respectively, as of March 31, 2012 and December 31, 2011.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$673,048	96.4%	$675,935	96.5%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	9,820	1.4%	11,499	1.6%
Ohio	5,487	0.8%	5,665	0.8%
Washington, Oregon, California	1,395	0.2%	1,881	0.3%
Colorado, New Mexico	1,075	0.2%	1,079	0.2%
Georgia	1,114	0.2%	1,118	0.2%
New Hampshire	4,548	0.7%	2,767	0.4%
Other	470	0.1%	470	—%
Total	$696,957	100.0%	$700,414	100.0%

Consumer Loans
Consumer loans amounted to $319.0 million at March 31, 2012, down by $3.1 million from the balance at December 31, 2011.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at March 31, 2012.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	Mar 31, 2012	Dec 31, 2011
Nonaccrual loans:
Commercial mortgages	$5,099	$5,709
Commercial construction and development	—	—
Other commercial	4,200	3,708
Residential real estate mortgages	9,031	10,614
Consumer	1,069	1,206
Total nonaccrual loans	19,399	21,237
Nonaccrual investment securities	750	887
Property acquired through foreclosure or repossession, net	3,478	2,647
Total nonperforming assets	$23,627	$24,771

Nonperforming assets to total assets	0.78%	0.81%
Nonperforming loans to total loans	0.90%	0.99%
Total past due loans to total loans	0.98%	1.22%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets decreased to $23.6 million, or 0.78% of total assets, at March 31, 2012, from $24.8 million, or 0.81% of total assets, at December 31, 2011.

Nonaccrual loans totaled $19.4 million at March 31, 2012, down by $1.8 million in the first three months of 2012, due largely to a net decrease in nonaccrual residential real estate mortgages.  Property acquired through foreclosure or repossession amounted to $3.5 million at March 31, 2012, compared to $2.6 million at December 31, 2011. The balance at March 31, 2012 consisted of twelve commercial properties and nine residential properties.

Nonaccrual investment securities at March 31, 2012 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities” above.

Nonaccrual Loans
During the three months ended March 31, 2012, the Corporation has made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  See Note 5 to the Consolidated Financial Statements for additional information on nonaccrual loans. There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2012.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	March 31, 2012			December 31, 2011
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial:
Mortgages	$4,676	$423	$5,099	$4,995	$714	$5,709
Construction and development	—	—	—	—	—	—
Other	2,521	1,679	4,200	633	3,075	3,708
Residential real estate mortgages	4,843	4,188	9,031	6,283	4,331	10,614
Consumer	326	743	1,069	874	332	1,206
Total nonaccrual loans	$12,366	$7,033	$19,399	$12,785	$8,452	$21,237

Nonaccrual commercial mortgage loans decreased by $610 thousand from the balance at the end of 2011. As of March 31, 2012, the $5.1 million balance of nonaccrual commercial mortgage loans consisted of seven relationships. The loss allocation on total nonaccrual commercial mortgage loans was $93 thousand at March 31, 2012.  All of the nonaccrual commercial mortgage loans were located in Rhode Island and Connecticut.  As of March 31, 2012, the largest nonaccrual relationship in the commercial mortgage category totaled $4.2 million and is secured by several properties including office, light industrial and retail space.  This relationship was collateral dependent and based on the fair value of the underlying collateral, an $83 thousand loss allocation on this relationship was deemed necessary at March 31, 2012.  The Bank has additional accruing commercial real estate and residential mortgage loans totaling $4.6 million to this borrower.  These additional loans have performed in accordance with terms of the loans and were not past due as of March 31, 2012.

Nonaccrual other commercial loans amounted to $4.2 million at March 31, 2012, up by $492 thousand from the December 31, 2011 balance of $3.7 million.  The loss allocation on these loans was $804 thousand at March 31, 2012. The largest nonaccrual relationship in the other commercial category was $1.5 million at March 31, 2012. This relationship was collateral dependent and secured by retail properties. Based on the fair value of the underlying collateral, a loss allocation of $151 thousand was deemed necessary as of March 31, 2012.

Nonaccrual residential mortgage loans decreased by $1.6 million from the balance at the end of 2011.  As of March 31, 2012, the $9.0 million balance of nonaccrual residential mortgage loans consisted of 34 loans, with approximately $7.3 million located in Rhode Island, Massachusetts and Connecticut.  The loss allocation on total nonaccrual residential mortgages was $1.4 million at March 31, 2012.  Included in total nonaccrual residential mortgages were 16 loans purchased for portfolio and serviced by others amounting to $4.8 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Nonaccrual consumer loans decreased by $137 thousand from the balance at the end of 2011.  The decrease primarily included nonaccrual home equity lines and loans.

Past Due Loans
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	% (1)	Amount	% (1)
Commercial real estate loans	$4,780	0.73%	$6,931	1.09%
Other commercial loans	3,585	0.74%	5,375	1.10%
Residential real estate mortgages	9,799	1.41%	11,757	1.68%
Consumer loans	2,949	0.92%	2,210	0.69%
Total past due loans	$21,113	0.98%	$26,273	1.22%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2012, total past due loans amounted to $21.1 million, or 0.98% of total loans, down by $5.2 million from December 31, 2011.

Included in past due loans as of March 31, 2012 were nonaccrual loans of $14.7 million.  All loans 90 days or more past due at March 31, 2012 and December 31, 2011 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of March 31, 2012, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The amounts below do not include insignificant amounts of accrued interest on accruing troubled debt restructured loans. See Note 5 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Mar 31, 2012	Dec 31, 2011
Accruing troubled debt restructured loans:
Commercial mortgages	$1,059	$6,389
Other commercial	7,329	6,625
Residential real estate mortgages	935	1,481
Consumer	174	171
Accruing troubled debt restructured loans	9,497	14,666
Nonaccrual troubled debt restructured loans:
Commercial mortgages	348	91
Other commercial	2,361	2,154
Residential real estate mortgages	1,904	2,615
Consumer	35	106
Nonaccrual troubled debt restructured loans	4,648	4,966
Total troubled debt restructured loans	$14,145	$19,632

As of March 31, 2012, loans classified as troubled debt restructurings totaled $14.1 million, down by $5.5 million from the balance at December 31, 2011. The net decrease in troubled debt restructured loans reflected declassifications from troubled debt restructuring status and paydowns, offset, in part, by loans restructured during the first quarter of 2012.

At March 31, 2012, the largest troubled debt restructured relationship consisted of three accruing other commercial loans with a carrying value of $4.7 million, secured by real estate and marketable securities. This restructuring took place in the fourth quarter of 2011 and included a below market rate concession and modification of certain payment terms. In connection with this restructuring, a principal payment of $4.9 million was also received during the fourth quarter of 2011.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2012 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $11.8 million in potential problem loans at March 31, 2012, compared to $7.4 million at December 31, 2011.  The increase from December 31, 2011 primarily reflects one commercial mortgage relationship totaling $5.5 million that was downgraded to a risk rating of “classified” from “special mention” based on management's assessment of potential weakness in future year cash flow to be generated by the underlying property . Approximately 92% of the potential problem loans at March 31, 2012 consisted of six commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

At March 31, 2012, the allowance for loan losses was $30.0 million, or 1.39% of total loans, which compares to an allowance of $29.8 million, or 1.39% of total loans at December 31, 2011.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Mar 31, 2012	Dec 31, 2011
Collateral dependent impaired loans (1)	$17,966	$22,316
Impaired loans measured on discounted cash flow method (2)	5,264	6,717
Total impaired loans	$23,230	$29,033

(1)	Net of partial charge-offs of $2.2 million and $2.3 million at March 31, 2012 and December 31, 2011, respectively.

(2)	Net of partial charge-offs of $301 thousand and $328 thousand at March 31, 2012 and December 31, 2011, respectively.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.  The loss allocation on impaired loans amounted to $1.6 million and $1.8 million, respectively, at March 31, 2012 and December 31, 2011.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

Other individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system and the application of loss allocation factors.  The loan rating system is described under the caption “Credit Quality Indicators” in Note 5 to the Consolidated Financial Statements.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product. We continue to periodically reassess and revise the loss allocation factors and estimates used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.

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

For the three months ended March 31, 2012, the loan loss provision totaled $900 thousand compared to $1.5 million for the same periods in 2011.  The provision for loan losses was based on management’s assessment of trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation.  For the three months ended March 31, 2012, net charge-offs totaled $657 thousand compared to $974 thousand for the same period in 2011.  Commercial and commercial real estate loan net charge-offs amounted to 50% of total net charge-offs in the three months ended March 31, 2012 compared to 86% for the same period in 2011.

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.  While management believes that the level of allowance for loan losses at March 31, 2012 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table presents the allocation of the allowance for loan losses as of the periods indicated:

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$9,352	30%	$8,195	29%
Construction and development	110	—	95	1
Other	5,906	23	6,200	22
Residential real estate:
Mortgage	4,205	31	4,575	32
Homeowner construction	120	1	119	1
Consumer	2,133	15	2,452	15
Unallocated	8,219	—	8,166	—
Balance at end of period	$30,045	100%	$29,802	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

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

Deposits
Washington Trust offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue. Total deposits amounted to $2.1 billion at March 31, 2012, up by $19.2 million, or 1%, from the balance at December 31, 2011.

Demand deposits totaled $333.8 million at March 31, 2012, down by $6.0 million, or 2%, from the balance at December 31, 2011.  NOW account balances remained relatively flat and totaled $259.0 million at March 31, 2012.  Money market accounts totaled $400.4 million at March 31, 2012, down by $6.4 million, or 2%, from the balance at December 31, 2011.  During the three months ended March 31, 2012, savings deposits increased by $13.6 million, or 6%, and amounted to $257.5 million at March 31, 2012.

Time deposits (including brokered certificates of deposit) amounted to $894.9 million at March 31, 2012, up by $16.1 million, or 2%, from the balance at December 31, 2011.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Excluding out-of-market brokered certificates of deposits, in-market time deposits were up by $10.1 million, or 1%, from the balance at December 31, 2011.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Included in in-market time deposits at March 31, 2012 were CDARS reciprocal time deposits of $195.1 million, which were up by $11.2 million from December 31, 2011.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $504.9 million at March 31, 2012, down by $35.5 million from the balance at the end of 2011.

In connection with the Corporation's ongoing interest rate risk management efforts, in January 2012, the Corporation modified the terms to extend the maturity dates of $31.1 million of its FHLBB advances with original maturity dates in 2014. As a result, the Corporation expects to realize interest expense savings of approximately $239 thousand in both 2012 and 2013.

Other borrowings of the Corporation decreased by $18.9 million from the balance at the end of 2011, reflecting the maturity of securities sold under repurchase agreements totaling $19.5 million. See Note 8 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 70% of total average assets in the three months ended March 31, 2012.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the three months ended March 31, 2012.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the three months ended March 31, 2012, net cash used in financing activities amounted to $37.8 million.  In the first three months of 2012, total deposits increased by $19.2 million, while FHLBB advances and other borrowings decreased by $35.5 million and $18.9 million, respectively.  Net cash provided by investing activities totaled $20.3 million for the three months ended March 31, 2012.  Proceeds from the sale of securities as well as maturities and principal payments received were partially offset by loan growth.  Net cash provided by operating activities amounted to $14.4 million for the three months ended March 31, 2012, most of which was generated by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $287.9 million at March 31, 2012, compared to $281.4 million at December 31, 2011.

The ratio of total equity to total assets amounted to 9.51% at March 31, 2012.  This compares to a ratio of 9.18% at December 31, 2011.  Book value per share at March 31, 2012 and December 31, 2011 amounted to $17.61 and $17.27, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of March 31, 2012, the Bancorp and the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at March 31, 2012:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$504,933	$105,979	$148,108	$197,553	$53,293
Junior subordinated debentures	32,991	—	—	—	32,991
Operating lease obligations	17,092	2,112	4,114	2,633	8,233
Software licensing arrangements	4,070	1,873	1,860	337	—
Other borrowings	819	609	88	103	19
Total contractual obligations	$559,905	$110,573	$154,170	$200,626	$94,536

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)
All FHLBB advances are shown in the period corresponding to their scheduled maturity.  Some FHLBB advances are callable at earlier dates.  See Note 7 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$231,778	$133,976	$45,783	$11,529	$40,490
Home equity lines	187,675	850	—	—	186,825
Other loans	35,900	28,909	1,564	5,427	—
Standby letters of credit	8,610	7,110	1,500	—	—
Forward loan commitments to:
Originate loans	64,373	64,373	—	—	—
Sell loans	80,472	80,472	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	61,273	6,374	35,432	12,789	6,678
Mirror swaps with counterparties	61,273	6,374	35,432	12,789	6,678
Interest rate risk management contract:
Interest rate swap contracts	32,991	—	10,310	22,681	—
Total commitments	$764,345	$328,438	$130,021	$65,215	$240,671

Off-Balance Sheet Arrangements
For information on financial instruments with off-balance sheet risk and derivative financial instruments see Notes 9 and 16 to the Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2012 and December 31, 2011, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2012 and December 31, 2011.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2012		December 31, 2011
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.43)%	(7.60)%	(2.29)%	(6.70)%
100 basis point rate increase	2.43%	3.65%	2.06%	3.25%
200 basis point rate increase	4.97%	6.80%	4.13%	5.88%
300 basis point rate increase	6.56%	7.45%	5.45%	6.40%

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2012 and December 31, 2011 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (noncallable)	$690	($1,326)
States and political subdivisions	2,391	(4,498)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2,954	(16,379)
Trust preferred debt and other corporate debt securities	327	801
Total change in market value as of March 31, 2012	$6,362	($21,402)

Total change in market value as of December 31, 2011	$8,138	($21,724)

See Notes  9 and 16 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended March 31, 2012.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item 1A to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith.
101**
The following materials from Washington Trust Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith.

____________________

*	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 8, 2012	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 8, 2012	By:	/s/ David V. Devault
David V. Devault
Senior Executive Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith.
101**
The following materials from Washington Trust Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith.

____________________

*	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

**
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.