Form 10-Q
period 2012-06-30
WASHINGTON TRUST BANCORP INC
filed 2012-08-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2012 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock of the registrant outstanding as of August 3, 2012 was 16,363,048.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS (unaudited)	except par value)

	June 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$66,702	$82,238
Short-term investments	3,913	4,782
Mortgage loans held for sale, at fair value; amortized cost $22,708 in 2012 and $19,624 in 2011	23,530	20,340
Securities:
Available for sale, at fair value; amortized cost $452,733 in 2012 and $524,036 in 2011	469,167	541,253
Held to maturity, at cost; fair value $48,220 in 2012 and $52,499 in 2011	47,026	52,139
Total securities	516,193	593,392
Federal Home Loan Bank stock, at cost	40,418	42,008
Loans:
Commercial	1,191,995	1,124,628
Residential real estate	702,019	700,414
Consumer	319,828	322,117
Total loans	2,213,842	2,147,159
Less allowance for loan losses	30,448	29,802
Net loans	2,183,394	2,117,357
Premises and equipment, net	27,223	26,028
Investment in bank-owned life insurance	54,746	53,783
Goodwill	58,114	58,114
Identifiable intangible assets, net	6,528	6,901
Other assets	60,289	59,155
Total assets	$3,041,050	$3,064,098
Liabilities:
Deposits:
Demand deposits	$321,488	$339,809
NOW accounts	263,124	257,031
Money market accounts	388,686	406,777
Savings accounts	264,772	243,904
Time deposits	892,383	878,794
Total deposits	2,130,453	2,126,315
Federal Home Loan Bank advances	523,989	540,450
Junior subordinated debentures	32,991	32,991
Other borrowings	481	19,758
Other liabilities	60,402	63,233
Total liabilities	2,748,316	2,782,747
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,359,394 shares in 2012 and 16,292,471 shares in 2011	1,022	1,018
Paid-in capital	90,022	88,030
Retained earnings	203,726	194,198
Accumulated other comprehensive loss	(2,036)	(1,895)
Total shareholders’ equity	292,734	281,351
Total liabilities and shareholders’ equity	$3,041,050	$3,064,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2012	2011	2012	2011
	Interest income:
	Interest and fees on loans	$25,344	$24,707	$50,707	$48,966
Interest on securities:	Taxable	4,069	4,869	8,446	9,642
	Nontaxable	682	758	1,375	1,527
	Dividends on corporate stock and Federal Home Loan Bank stock	78	66	155	133
	Other interest income	17	13	37	37
	Total interest income	30,190	30,413	60,720	60,305
	Interest expense:
	Deposits	3,385	4,030	6,819	8,232
	Federal Home Loan Bank advances	3,998	4,685	8,083	9,417
	Junior subordinated debentures	391	392	783	782
	Other interest expense	5	242	239	483
	Total interest expense	7,779	9,349	15,924	18,914
	Net interest income	22,411	21,064	44,796	41,391
	Provision for loan losses	600	1,200	1,500	2,700
	Net interest income after provision for loan losses	21,811	19,864	43,296	38,691
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	5,819	5,822	11,597	11,498
	Mutual fund fees	1,002	1,135	2,027	2,258
	Financial planning, commissions and other service fees	652	553	1,034	834
	Wealth management services	7,473	7,510	14,658	14,590
	Service charges on deposit accounts	764	909	1,523	1,841
	Merchant processing fees	2,732	2,682	4,720	4,626
	Card interchange fees	626	581	1,169	1,068
	Income from bank-owned life insurance	477	482	963	958
	Net gains on loan sales and commissions on loans originated for others	3,015	537	6,112	1,062
	Net realized gains on securities	299	226	299	197
	Net (losses) gains on interest rate swap contracts	(4)	(35)	24	41
	Equity in earnings (losses) of unconsolidated subsidiaries	124	(145)	87	(289)
	Other income	668	538	1,060	921
	Noninterest income, excluding other-than-temporary impairment losses	16,174	13,285	30,615	25,015
	Total other-than-temporary impairment losses on securities	—	—	(85)	(54)
	Portion of loss recognized in other comprehensive income (before tax)	—	—	(124)	21
	Net impairment losses recognized in earnings	—	—	(209)	(33)
	Total noninterest income	16,174	13,285	30,406	24,982
	Noninterest expense:
	Salaries and employee benefits	14,451	12,398	28,911	24,226
	Net occupancy	1,527	1,236	3,053	2,557
	Equipment	1,143	1,070	2,250	2,119
	Merchant processing costs	2,320	2,345	3,983	4,014
	Outsourced services	895	875	1,815	1,747
	FDIC deposit insurance costs	426	464	884	1,187
	Legal, audit and professional fees	519	467	1,001	959
	Advertising and promotion	478	427	850	780
	Amortization of intangibles	186	237	373	475
	Foreclosed property costs	170	338	468	504
	Debt prepayment penalties	961	221	961	221
	Other expenses	2,152	2,186	4,078	4,215
	Total noninterest expense	25,228	22,264	48,627	43,004
	Income before income taxes	12,757	10,885	25,075	20,669
	Income tax expense	4,044	3,320	7,924	6,304
	Net income	$8,713	$7,565	$17,151	$14,365

	Weighted average common shares outstanding - basic	16,358	16,252	16,344	16,225
	Weighted average common shares outstanding - diluted	16,392	16,284	16,381	16,257
Per share information:	Basic earnings per common share	$0.53	$0.46	$1.04	$0.88
	Diluted earnings per common share	$0.53	$0.46	$1.04	$0.88
	Cash dividends declared per share	$0.23	$0.22	$0.46	$0.44

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months		Six Months
Periods ended June 30,	2012	2011	2012	2011
Net income	$8,713	$7,565	$17,151	$14,365
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized (losses) gains on securities arising during the period	(601)	3,537	(458)	3,626
Less: reclassification adjustment for net gains on securities realized in net income	192	145	138	92
Net unrealized (losses) gains on securities available for sale	(793)	3,392	(596)	3,534
Reclassification adjustment for change in non-credit portion of OTTI realized losses transferred to net income	—	—	80	(13)
Cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(128)	(468)	(204)	(419)
Less: reclassification adjustment for amount of gains on cash flow hedges realized in net income	112	122	223	245
Net unrealized (losses) gains on cash flow hedges	(16)	(346)	19	(174)
Defined benefit plan obligation adjustment	171	60	356	120
Total other comprehensive (loss) income, net of tax	(638)	3,106	(141)	3,467
Total comprehensive income	$8,075	$10,671	$17,010	$17,832

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	16,172	$1,011	$84,889	$178,939	$4,025	$268,864
Net income				14,365		14,365
Total other comprehensive income, net of tax					3,467	3,467
Cash dividends declared				(7,226)		(7,226)
Share-based compensation			680			680
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	73	4	787			791
Shares issued – dividend reinvestment plan	21	2	482			484
Balance at June 30, 2011	16,266	$1,017	$86,838	$186,078	$7,492	$281,425

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	16,292	$1,018	$88,030	$194,198	($1,895)	$281,351
Net income				17,151		17,151
Total other comprehensive loss, net of tax					(141)	(141)
Cash dividends declared				(7,623)		(7,623)
Share-based compensation			876			876
Deferred compensation plan	10	1	145			146
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	57	3	971			974
Balance at June 30, 2012	16,359	$1,022	$90,022	$203,726	($2,036)	$292,734

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,	2012	2011
	Cash flows from operating activities:
	Net income	$17,151	$14,365
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,500	2,700
	Depreciation of premises and equipment	1,584	1,540
	Foreclosed and repossessed property valuation adjustments	171	392
	Net gain on sale of bank property	(348)	(203)
	Net amortization of premium and discount	1,113	664
	Net amortization of intangibles	373	475
	Share-based compensation	876	680
	Income from bank-owned life insurance	(963)	(958)
	Net gains on loan sales and commissions on loans originated for others	(6,112)	(1,062)
	Net realized gains on securities	(299)	(197)
	Net impairment losses recognized in earnings	209	33
	Net gains on interest rate swap contracts	(24)	(41)
	Equity in (earnings) losses of unconsolidated subsidiaries	(87)	289
	Proceeds from sales of loans	213,852	52,714
	Loans originated for sale	(198,824)	(46,587)
	(Increase) decrease in other assets	(3,108)	2,291
	Decrease in other liabilities	(2,932)	(5,888)
	Net cash provided by operating activities	24,132	21,207
	Cash flows from investing activities:
	Purchases of mortgage-backed securities available for sale	—	(90,855)
Proceeds from sale of:	Mortgage-backed securities available for sale	6,247	42,783
	Other investment securities available for sale	6,338	1,000
Maturities and principal payments of:	Mortgage-backed securities available for sale	57,196	54,494
	Other investment securities available for sale	681	—
	Mortgage-backed securities held to maturity	4,842	—
	Remittance of Federal Home Loan Bank stock	1,590	—
	Net increase in loans	(76,517)	(60,274)
	Purchases of loans, including purchased interest	(3,047)	(3,116)
	Proceeds from the sale of property acquired through foreclosure or repossession	1,883	1,675
	Purchases of premises and equipment	(3,453)	(1,239)
	Net proceeds from the sale of bank property	1,571	1,279
	Equity investments in real estate limited partnerships	—	(294)
	Net cash used in investing activities	(2,669)	(54,547)
	Cash flows from financing activities:
	Net increase (decrease) in deposits	4,138	(40,287)
	Net decrease in other borrowings	(19,277)	(1,354)
	Proceeds from Federal Home Loan Bank advances	362,930	248,078
	Repayment of Federal Home Loan Bank advances	(379,391)	(188,360)
	Proceeds from the issuance of common stock under dividend reinvestment plan	—	484
	Proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	1,007	725
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	113	68
	Cash dividends paid	(7,388)	(7,005)
	Net cash (used in) provided by financing activities	(37,868)	12,349
	Net decrease in cash and cash equivalents	(16,405)	(20,991)
	Cash and cash equivalents at beginning of period	87,020	92,736
	Cash and cash equivalents at end of period	$70,615	$71,745

	Noncash Investing and Financing Activities:
	Loans charged off	$1,377	$2,096
	Loans transferred to property acquired through foreclosure or repossession	1,810	801
	Securities proceeds due from broker	760	—

Supplemental Disclosures:
	Interest payments	$15,602	$18,710
	Income tax payments	7,744	5,836

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Information
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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of June 30, 2012 and December 31, 2011, respectively, and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

Comprehensive Income – Topic 220
Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), was issued in June 2011.  The FASB issued ASU 2011-05 to improve the comparability and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), was issued in December 2011. ASU 2011-12 deferred the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

other comprehensive income into net income. No other requirements in ASU 2011-05 were affected by this amendment. The provisions of ASU 2011-05, exclusive of the provisions pertaining to the reclassification adjustments deferred by ASU 2011-12, were to be applied retrospectively and were effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Corporation adopted these provisions of ASU 2011-05 in the first quarter of 2012 and elected to present comprehensive income in a separate financial statement, the Consolidated Statements of Comprehensive Income. The adoption of these provisions of ASU 2011-05 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

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
The Bank is required to maintain certain average reserve balances with the Board of Governors of the Federal Reserve System.  Such reserve balances amounted to $4.0 million at both June 30, 2012 and December 31, 2011 and are included in cash and due from banks in the Consolidated Statements of Condition.

As of June 30, 2012 and December 31, 2011, cash and due from banks included interest-bearing deposits in other banks of $22.4 million and $41.6 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(4)	Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security at June 30, 2012 and December 31, 2011.

(Dollars in thousands)
June 30, 2012	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,443	$2,876	$—	$32,319
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	305,757	18,535	—	324,292
States and political subdivisions	68,939	4,784	—	73,723
Trust preferred securities:
Individual name issuers	30,658	—	(7,038)	23,620
Collateralized debt obligations	4,047	—	(3,280)	767
Corporate bonds	13,889	659	(102)	14,446
Total securities available for sale	$452,733	$26,854	($10,420)	$469,167
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$47,026	$1,194	$—	$48,220
Total securities held to maturity	$47,026	$1,194	$—	$48,220
Total securities	$499,759	$28,048	($10,420)	$517,387

(Dollars in thousands)
December 31, 2011	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,429	$3,404	$—	$32,833
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	369,946	19,712	—	389,658
States and political subdivisions	74,040	5,453	—	79,493
Trust preferred securities:
Individual name issuers	30,639	—	(8,243)	22,396
Collateralized debt obligations	4,256	—	(3,369)	887
Corporate bonds	13,872	813	(403)	14,282
Perpetual preferred stocks (2)	1,854	—	(150)	1,704
Total securities available for sale	$524,036	$29,382	($12,165)	$541,253
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$52,139	$360	$—	$52,499
Total securities held to maturity	$52,139	$360	$—	$52,499
Total securities	$576,175	$29,742	($12,165)	$593,752
(1)    Net of other-than-temporary impairment losses.
(2)    Callable at the discretion of the issuer.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Securities available for sale (“AFS”) and held to maturity (“HTM”) with a fair value of $469.1 million and $558.2 million, respectively, were pledged to secure borrowings with the Federal Home Loan Bank of Boston ("FHLBB"), potential borrowings with the Federal Reserve Bank, certain public deposits and for other purposes at June 30, 2012 and December 31, 2011.

The following table presents a roll forward of the balance of credit-related impairment losses on debt securities, for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2012	2011	2012	2011
Balance at beginning of period	$3,313	$2,946	$3,104	$2,913
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	—	—	209	33
Balance at end of period	$3,313	$2,946	$3,313	$2,946

There were no credit-related impairment losses recognized in earnings on debt securities in both the three months ended June 30, 2012 and 2011. For the six months ended June 30, 2012 and 2011, credit-related impairment losses recognized in earnings on debt securities totaled $209 thousand and $33 thousand, respectively. The anticipated cash flows expected to be collected from these pooled trust preferred debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.

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

The following table summarizes temporarily impaired securities at June 30, 2012, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2012	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	$—	$—	11	$23,620	($7,038)	11	$23,620	($7,038)
Collateralized debt obligations	—	—	—	2	767	(3,280)	2	767	(3,280)
Corporate bonds	3	5,505	(102)	—	—	—	3	5,505	(102)
Subtotal, debt securities	3	5,505	(102)	13	24,387	(10,318)	16	29,892	(10,420)
Total temporarily impaired securities	3	$5,505	($102)	13	$24,387	($10,318)	16	$29,892	($10,420)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table summarizes temporarily impaired securities at December 31, 2011, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2011	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	$—	$—	11	$22,396	($8,243)	11	$22,396	($8,243)
Collateralized debt obligations	—	—	—	2	887	(3,369)	2	887	(3,369)
Corporate bonds	3	5,203	(403)	—	—	—	3	5,203	(403)
Subtotal, debt securities	3	5,203	(403)	13	23,283	(11,612)	16	28,486	(12,015)
Perpetual preferred stocks	2	1,704	(150)	—	—	—	2	1,704	(150)
Total temporarily impaired securities	5	$6,907	($553)	13	$23,283	($11,612)	18	$30,190	($12,165)

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

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at June 30, 2012 were 11 trust preferred security holdings issued by seven individual companies in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $7.0 million at June 30, 2012.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of June 30, 2012, trust preferred debt securities with an amortized cost of $11.8 million and unrealized losses of $2.5 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations
Washington Trust has two pooled trust preferred holdings in the form of collateralized debt obligations with a total amortized cost of $4.0 million and aggregate unrealized losses of $3.3 million at June 30, 2012.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both of these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to remain at low levels.

As of June 30, 2012, one of the pooled trust preferred securities had an amortized cost of $2.8 million.  This security was placed on nonaccrual status in March 2009. The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010.  The June 30, 2012 amortized cost was net of $2.1 million of credit-related impairment losses previously recognized in earnings, reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $2.1 million were credit-related impairment losses of $209 thousand recorded in the first quarter of 2012, reflecting adverse changes in the expected cash flows for this security. As of June 30, 2012, this security has unrealized losses of $2.2 million and a below investment grade rating of “Ca” by Moody’s Investors Service Inc. (“Moody’s”).  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.

As of June 30, 2012, the second pooled trust preferred security held by Washington Trust had an amortized cost of $1.3 million.  This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The June 30, 2012 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  As of June 30, 2012, this security has unrealized losses of $1.1 million and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. The analysis of the expected cash flows for this security as of June 30, 2012 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.

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

Corporate Bonds:
At June 30, 2012, Washington Trust had three corporate bond holdings with unrealized losses of $102 thousand. These investment grade corporate bonds, maturing in three years, represent large financial corporations with potential exposure to the European markets. The unrealized losses on these securities are attributable to the increased risk premium required in the current economic environment.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

As of June 30, 2012, the amortized cost of debt securities by maturity is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.  Included in the securities portfolio at June 30, 2012 were debt securities with an amortized cost balance of $91.9 million and a fair value of $85.4 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from three to twenty-five years, with call features ranging from one month to five years.

(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$29,443	$—	$—	$29,443
Weighted average yield	—%	5.41%	—%	—%	5.41%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	90,411	161,311	44,625	9,410	305,757
Weighted average yield	4.29%	3.91%	2.61%	2.34%	3.78%
State and political subdivisions:
Amortized cost	4,083	64,053	803	—	68,939
Weighted average yield	3.62%	3.90%	3.81%	—%	3.89%
Trust preferred securities:
Amortized cost (1)	—	—	—	34,705	34,705
Weighted average yield	—%	—%	—%	1.83%	1.83%
Corporate bonds:
Amortized cost	3,196	10,693	—	—	13,889
Weighted average yield	6.32%	4.73%	—%	—%	5.09%
Total debt securities available for sale:
Amortized cost	$97,690	$265,500	$45,428	$44,115	$452,733
Weighted average yield	4.33%	4.11%	2.63%	1.94%	3.80%
Fair value	$101,209	$275,084	$48,189	$44,685	$469,167
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$9,714	$23,013	$10,631	$3,668	$47,026
Weighted average yield	2.67%	2.56%	2.44%	1.49%	2.47%
Fair value	$9,961	$23,597	$10,901	$3,761	$48,220

(1)	Net of other-than-temporary impairment losses.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$664,410	30%	$624,813	29%
Construction and development (2)	17,365	1	10,955	1
Other (3)	510,220	23	488,860	22
Total commercial	1,191,995	54	1,124,628	52
Residential real estate:
Mortgages (4)	680,772	31	678,582	32
Homeowner construction	21,247	1	21,832	1
Total residential real estate	702,019	32	700,414	33
Consumer:
Home equity lines (5)	224,550	10	223,430	10
Home equity loans (5)	40,690	2	43,121	2
Other (6)	54,588	2	55,566	3
Total consumer	319,828	14	322,117	15
Total loans (7)	$2,213,842	100%	$2,147,159	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of June 30, 2012 and December 31, 2011, $99.2 million and $107.1 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 8).

(2)	Loans for construction of residential and commercial properties and for land development.

(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. As of June 30, 2012, $24.3 million and $36.3 million, respectively, of these loans were pledged as collateral for FHLBB borrowings and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2011 were $27.2 million and $42.1 million, respectively (see Note 8).

(4)	As of June 30, 2012 and December 31, 2011, $598.3 million and $611.8 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 8).

(5)	As of June 30, 2012 and December 31, 2011, $190.1 million and $165.4 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 8).

(6)	Fixed-rate consumer installment loans.

(7)
Includes net unamortized loan origination costs of $6 thousand and $31 thousand, respectively, and net unamortized premiums on purchased loans of $58 thousand and $67 thousand, respectively, at June 30, 2012 and December 31, 2011.

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

The following is a summary of nonaccrual loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Jun 30, 2012	Dec 31, 2011
Commercial:
Mortgages	$2,597	$5,709
Construction and development	—	—
Other	3,405	3,708
Residential real estate:
Mortgages	8,659	10,614
Homeowner construction	—	—
Consumer:
Home equity lines	695	718
Home equity loans	371	335
Other	15	153
Total nonaccrual loans	$15,742	$21,237
Accruing loans 90 days or more past due	$—	$—

As of June 30, 2012 and December 31, 2011, nonaccrual loans of $3.0 million and $3.6 million, respectively, were current as to the payment of principal and interest.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
June 30, 2012	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$411	$233	$2,339	$2,983	$661,427	$664,410
Construction and development	—	—	—	—	17,365	17,365
Other	849	434	1,714	2,997	507,223	510,220
Residential real estate:
Mortgages	4,969	1,600	4,039	10,608	670,164	680,772
Homeowner construction	—	—	—	—	21,247	21,247
Consumer:
Home equity lines	1,996	548	139	2,683	221,867	224,550
Home equity loans	482	114	223	819	39,871	40,690
Other	182	15	—	197	54,391	54,588
Total loans	$8,889	$2,944	$8,454	$20,287	$2,193,555	$2,213,842

(Dollars in thousands)	Days Past Due
December 31, 2011	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$1,621	$315	$4,995	$6,931	$617,882	$624,813
Construction and development	—	—	—	—	10,955	10,955
Other	3,760	982	633	5,375	483,485	488,860
Residential real estate:
Mortgages	3,969	1,505	6,283	11,757	666,825	678,582
Homeowner construction	—	—	—	—	21,832	21,832
Consumer:
Home equity lines	645	210	525	1,380	222,050	223,430
Home equity loans	362	46	202	610	42,511	43,121
Other	66	7	147	220	55,346	55,566
Total loans	$10,423	$3,065	$12,785	$26,273	$2,120,886	$2,147,159

Included in past due loans as of June 30, 2012 and December 31, 2011, were nonaccrual loans of $12.7 million and $17.6 million, respectively.

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

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
No Related Allowance Recorded:
Commercial:
Mortgages	$1,158	$7,093	$1,155	$7,076	$—	$—
Construction and development	—	—	—	—	—	—
Other	2,681	1,622	2,677	1,620	—	—
Residential real estate:
Mortgages	1,224	2,383	1,605	2,471	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$5,063	$11,098	$5,437	$11,167	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$2,696	$5,023	$3,901	$6,760	$204	$329
Construction and development	—	—	—	—	—	—
Other	7,651	8,739	8,250	9,740	523	839
Residential real estate:
Mortgages	3,003	3,606	3,246	4,138	582	495
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	105	278	172	373	—	82
Home equity loans	123	130	147	153	1	1
Other	139	205	140	227	1	69
Subtotal	$13,717	$17,981	$15,856	$21,391	$1,311	$1,815
Total impaired loans	$18,780	$29,079	$21,293	$32,558	$1,311	$1,815
Total:
Commercial	$14,186	$22,477	$15,983	$25,196	$727	$1,168
Residential real estate	4,227	5,989	4,851	6,609	582	495
Consumer	367	613	459	753	2	152
Total impaired loans	$18,780	$29,079	$21,293	$32,558	$1,311	$1,815

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs. For impaired accruing loans (including those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest. As of June 30, 2012 and December 31, 2011, recorded investment in impaired loans included accrued interest of $17 thousand and $46 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the average recorded investment and interest income recognized on impaired loans segregated by loan class for the periods indicated:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended June 30,	2012	2011	2012	2011
Commercial:
Mortgages	$5,773	$15,231	$35	$149
Construction and development	—	—	—	—
Other	11,257	8,564	84	117
Residential real estate:
Mortgages	4,743	6,114	18	46
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	138	96	—	2
Home equity loans	125	396	3	5
Other	143	260	3	4
Totals	$22,179	$30,661	$143	$323

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Six months ended June 30,	2012	2011	2012	2011
Commercial:
Mortgages	$8,382	$16,682	$105	$322
Construction and development	—	—	—	—
Other	11,049	10,014	158	211
Residential real estate:
Mortgages	5,102	5,574	45	90
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	191	101	1	3
Home equity loans	148	427	4	11
Other	154	231	5	8
Totals	$25,026	$33,029	$318	$645
At June 30, 2012, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $13.3 million and $19.7 million, respectively, at June 30, 2012 and December 31, 2011. Included in these amounts was accrued interest of $16 thousand and $46 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $802 thousand and $858 thousand, respectively, at June 30, 2012 and December 31, 2011.

The following table presents loans modified as a troubled debt restructuring during the three months ended June 30, 2012 and 2011.

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended June 30,	2012	2011	2012	2011	2012	2011
Commercial:
Mortgages	1	—	$197	$—	$197	$—
Other	2	2	375	561	375	561
Residential real estate:
Mortgages	2	2	651	427	651	427
Totals	5	4	$1,223	$988	$1,223	$988

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

The following table presents loans modified as a troubled debt restructuring during the six months ended June 30, 2012 and 2011.

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Six months ended June 30,	2012	2011	2012	2011	2012	2011
Commercial:
Mortgages	3	2	$861	$215	$861	$215
Other	7	7	1,625	1,292	1,625	1,292
Residential real estate:
Mortgages	2	5	651	1,310	651	1,310
Consumer:
Other	2	1	5	117	5	117
Totals	14	15	$3,142	$2,934	$3,142	$2,934

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table provides information on how loans were modified as a troubled debt restructuring during the three and six months ended June 30, 2012 and 2011.

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2012	2011	2012	2011
Payment deferral	$240	$988	$240	$1,926
Maturity / amortization concession	24	—	917	667
Interest only payments	—	—	361	15
Below market interest rate concession	761	—	1,426	—
Combination (1)	198	—	198	326
Total	$1,223	$988	$3,142	$2,934

(1)	Loans included in this classification had a combination of any two of the concessions included in this table.

The following tables present loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the three and six months ended June 30, 2012 and 2011.

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Three months ended June 30,	2012	2011	2012	2011
Commercial:
Mortgages	1	2	$197	$196
Other	2	7	52	341
Residential real estate:
Mortgages	1	3	495	1,206
Consumer:
Other	1	—	12	—
Totals	5	12	$756	$1,743

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Six months ended June 30,	2012	2011	2012	2011
Commercial:
Mortgages	1	2	$197	$196
Other	2	8	52	395
Residential real estate:
Mortgages	1	5	495	1,596
Consumer:
Other	1	—	12	—
Totals	5	15	$756	$2,187

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower's financial condition, the borrower's performance with respect to loan terms, and the adequacy of collateral. As of June 30, 2012 and December 31, 2011, the weighted average risk rating of the Corporation's commercial loan portfolio was 4.80 and 4.87, respectively.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Mortgages	$626,603	$583,162	$25,182	$29,759	$12,625	$11,892
Construction and development	17,365	10,955	—	—	—	—
Other	480,782	455,577	22,589	22,731	6,849	10,552
Total commercial loans	$1,124,750	$1,049,694	$47,771	$52,490	$19,474	$22,444

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Residential Real Estate:
Accruing mortgages	$672,113	$667,968	$—	$—
Nonaccrual mortgages	4,620	4,331	4,039	6,283
Homeowner construction	21,247	21,832	—	—
Total residential real estate loans	$697,980	$694,131	$4,039	$6,283
Consumer:
Home equity lines	$224,411	$222,905	$139	$525
Home equity loans	40,467	42,919	223	202
Other	54,588	55,419	—	147
Total consumer loans	$319,466	$321,243	$362	$874

(6)	Allowance for Loan Losses
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

An additional unallocated allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment and ever changing conditions and to reflect management's consideration of qualitative and quantitative assessments of other environmental factors, including, but not limited to, conditions that may affect the collateral position such as environmental matters, tax liens, and regulatory changes affecting the foreclosure process, as well as conditions that may affect the ability of borrowers to meet debt service requirements.

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

The following is an analysis of activity in the allowance for loan losses for the three months ended June 30, 2012:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$9,352	$110	$5,906	$15,368	$4,325	$2,133	$8,219	$30,045
Charge-offs	—	—	(580)	(580)	(16)	(100)	—	(696)
Recoveries	388	—	31	419	63	17	—	499
Provision	(795)	54	882	141	341	331	(213)	600
Ending Balance	$8,945	$164	$6,239	$15,348	$4,713	$2,381	$8,006	$30,448

The following is an analysis of activity in the allowance for loan losses for the three months ended June 30, 2011:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,600	$532	$6,256	$14,388	$4,805	$2,046	$7,870	$29,109
Charge-offs	(124)	—	(617)	(741)	(146)	(157)	—	(1,044)
Recoveries	2	—	76	78	—	10	—	88
Provision	(104)	(315)	1,278	859	(188)	253	276	1,200
Ending Balance	$7,374	$217	$6,993	$14,584	$4,471	$2,152	$8,146	$29,353

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following is an analysis of activity in the allowance for loan losses for the six months ended June 30, 2012:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,195	$95	$6,200	$14,490	$4,694	$2,452	$8,166	$29,802
Charge-offs	(9)	—	(910)	(919)	(250)	(208)	—	(1,377)
Recoveries	390	—	37	427	73	23	—	523
Provision	369	69	912	1,350	196	114	(160)	1,500
Ending Balance	$8,945	$164	$6,239	$15,348	$4,713	$2,381	$8,006	$30,448

The following is an analysis of activity in the allowance for loan losses for the six months ended June 30, 2011:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,330	$723	$6,495	$14,548	$4,129	$1,903	$8,003	$28,583
Charge-offs	(459)	—	(1,195)	(1,654)	(265)	(177)	—	(2,096)
Recoveries	4	—	146	150	1	15	—	166
Provision	499	(506)	1,547	1,540	606	411	143	2,700
Ending Balance	$7,374	$217	$6,993	$14,584	$4,471	$2,152	$8,146	$29,353

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology.

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$3,849	$204	$12,099	$329
Construction & development	—	—	—	—
Other	10,319	523	10,334	839
Residential real estate mortgages	4,228	582	5,988	495
Consumer	367	2	612	152
Subtotal	$18,763	$1,311	$29,033	$1,815
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$660,561	$8,741	$612,714	$7,866
Construction & development	17,365	164	10,955	95
Other	499,901	5,716	478,526	5,361
Residential real estate mortgages	697,791	4,131	694,426	4,199
Consumer	319,461	2,379	321,505	2,300
Subtotal	$2,195,079	$21,131	$2,118,126	$19,821
Unallocated	—	8,006	—	8,166
Total	$2,213,842	$30,448	$2,147,159	$29,802

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(7)	Time Certificates of Deposit
Scheduled maturities and weighted average interest rates paid on time certificates of deposit outstanding at June 30, 2012 were as follows:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2012 through December 31, 2012	$355,866	0.58%
2013	225,934	1.54%
2014	136,114	1.90%
2015	86,170	2.63%
2016	69,109	1.82%
2017 and after	19,190	1.77%
	$892,383

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $447.4 million at June 30, 2012. The following table represents the amount of certificates of deposit of $100 thousand or more at June 30, 2012 maturing during the periods indicated:

(Dollars in thousands)	Scheduled Maturity
July 1, 2012 to September 30, 2012	$168,432
October 1, 2012 to December 31, 2012	83,793
January 1, 2013 to June 30, 2013	58,079
July 1, 2013 and beyond	137,069
$447,373

(8)	Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $524.0 million at June 30, 2012 and $540.5 million at December 31, 2011.

In connection with the Corporation's ongoing interest rate risk management efforts, in January 2012, the Corporation modified the terms of $31.1 million of its FHLBB advances with original maturity dates in 2014 into longer terms maturing in 2016 and 2017. Also, in May 2012, the Corporation conducted another balance sheet management transaction, which consisted of the sale of $6.0 million in mortgage-backed securities and the prepayment of a $5.0 million FHLBB advance with an original maturity date in 2013. The transaction resulted in net realized gains on sales of securities of $217 thousand and debt prepayment penalty expense of $203 thousand. In June 2012, the Corporation prepaid two FHLBB advances totaling $10.0 million with original maturity dates in 2015, resulting in debt prepayment penalty expense of $758 thousand. Also in June 2012, the Corporation modified terms of $36.7 million of its FHLBB advances with original maturity dates in 2014 and 2015 into longer terms maturing in 2017. The following table presents maturities of and weighted average interest rates paid on FHLBB advances outstanding at June 30, 2012.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)
July 1, 2012 through December 31, 2012	$137,252	$142,252	1.09%
2013	39,229	34,229	3.37%
2014	32,129	32,129	3.19%
2015	112,682	112,682	3.49%
2016	96,587	96,587	3.61%
2017 and after	106,110	106,110	3.80%
	$523,989	$523,989

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at June 30, 2012.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  Included in the collateral specifically pledged to secure FHLBB borrowings were securities available for sale and held to maturity with a fair value of $305.9 million and $320.8 million, respectively, at June 30, 2012 and December 31, 2011.  Also included in the collateral specifically pledged to secure FHLBB borrowings were loans of $907.2 million and $911.5 million, respectively, at June 30, 2012 and December 31, 2011.  The Corporation maintained qualified collateral substantially in excess of the amount required to collateralize the line of credit and outstanding advances at June 30, 2012 for liquidity management purposes.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

Other Borrowings
Securities sold under repurchase agreements amounted to $19.5 million at December 31, 2011. The securities sold under repurchase agreements were executed in March 2007 and matured in March 2012.  The securities underlying the agreements were held in safekeeping by the counterparty in the name of the Corporation and repurchased at maturity.

(9)	Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios as of June 30, 2012 and December 31, 2011, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital (to Risk-Weighted Assets):
Corporation	$292,179	13.15%	$177,736	8.00%	$222,171	10.00%
Bank	$287,344	12.95%	$177,517	8.00%	$221,896	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$264,372	11.90%	$88,868	4.00%	$133,302	6.00%
Bank	$259,571	11.70%	$88,758	4.00%	$133,137	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$264,372	9.00%	$117,480	4.00%	$146,850	5.00%
Bank	$259,571	8.85%	$117,284	4.00%	$146,605	5.00%
December 31, 2011
Total Capital (to Risk-Weighted Assets):
Corporation	$279,751	12.86%	$174,073	8.00%	$217,592	10.00%
Bank	$275,183	12.66%	$173,845	8.00%	$217,307	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$252,516	11.61%	$87,037	4.00%	$130,555	6.00%
Bank	$247,983	11.41%	$86,923	4.00%	$130,384	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$252,516	8.70%	$116,158	4.00%	$145,198	5.00%
Bank	$247,983	8.55%	$115,961	4.00%	$144,952	5.00%
(1)    Leverage ratio

(10)	Derivative Financial Instruments
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

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale, best efforts forward commitments are established to sell individual mortgage loans.  Both interest rate lock commitments and commitments to sell fixed-rate residential mortgage loans are derivative financial instruments. Effective July 1, 2011, Washington Trust elected to carry newly originated closed loans held for sale at fair value pursuant to Accounting Standards Codification Topic No. 825, "Financial Instruments" ("ASC 825"). Changes in fair value of the interest rate lock commitments, commitments to sell fixed-rate mortgage loans and loans held for sale are recognized in earnings.

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

As of June 30, 2012 and December 31, 2011, the Bancorp had three interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debentures.  The effective portion of

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp has pledged collateral to derivative counterparties in the form of cash totaling $1.8 million and $1.9 million, respectively, at June 30, 2012 and December 31, 2011.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The Bank has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  As of June 30, 2012 and December 31, 2011, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $61.0 million and $61.6 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2012	Dec 31, 2011	Balance Sheet Location	Jun 30, 2012	Dec 31, 2011
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts		$—	$—	Other liabilities	$1,775	$1,802
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	Other assets	3,065	1,864	Other liabilities	2	—
Commitments to sell fixed-rate mortgage loans	Other assets	4	—	Other liabilities	3,889	2,580
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	4,225	4,513		—	—
Mirror swaps with counterparties		—	—	Other liabilities	4,357	4,669
Total		$7,294	$6,377		$10,023	$9,051

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months		Six Months			Three Months		Six Months
Periods ended June 30,	2012	2011	2012	2011		2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts	($16)	($346)	$19	$(174)	Interest Expense	$—	$—	$—	$—
Total	($16)	($346)	$19	$(174)		$—	$—	$—	$—

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months		Six Months
Periods ended June 30,		2012	2011	2012	2011
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$1,248	($53)	$1,199	$33
Commitments to sell fixed-rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	(1,586)	42	(1,305)	(506)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	398	1,214	609	1,118
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(401)	(1,249)	(585)	(1,077)
Total		($341)	($46)	($82)	($432)

(11)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of June 30, 2012 and December 31, 2011, securities available for sale, mortgage loans held for sale and derivatives were recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The following table summarizes information related to mortgage loans held for sale, commitments to originate fixed-rate mortgage loans to be sold and commitments to sell fixed-rate mortgage loans.

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Notional or Principal Amount	Fair Value	Notional or Principal Amount	Fair Value
Mortgage loans held for sale (1)	$22,708	$23,530	$19,624	$20,340
Commitments to originate	83,633	3,063	56,950	1,864
Commitments to sell	106,340	(3,885)	76,574	(2,580)

(1)
At June 30, 2012, the difference between the aggregate fair value and the aggregate principal amount of mortgage loans held for sale amounted to $822 thousand. There were no mortgage loans held for sale 90 days or more past due as of June 30, 2012.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the changes in fair value related to mortgage loans held for sale, commitments to originate fixed-rate mortgage loans to be sold and commitments to sell fixed-rate mortgage loans for the periods indicated. Changes in fair values are reported as a component of net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2012	2011	2012	2011
Mortgage loans held for sale	$338	$—	$106	$—
Commitments to originate	1,248	(53)	1,199	33
Commitments to sell	(1,586)	42	(1,305)	(506)
Total changes in fair value	$—	($11)	$—	($473)

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of June 30, 2012 and December 31, 2011, Level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of June 30, 2012 and December 31, 2011, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

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

Derivatives
Interest rate swap contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates and, accordingly, are classified as Level 2. Our internal review procedures have confirmed that the fair values determined with independent pricing models and utilized by the Corporation are consistent with GAAP. For purposes of potential valuation adjustments to its interest rate swap contracts, the Corporation evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. Washington Trust met the criteria for and effective January 1, 2012 elected to apply the accounting policy exception with respect to measuring counterparty credit risk for derivative transactions subject to master netting arrangements provided in ASU 2011-04. Electing this policy exception had no impact on financial statement presentation.

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

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
June 30, 2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$32,319	$—	$32,319
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	324,292	—	324,292
States and political subdivisions	—	73,723	—	73,723
Trust preferred securities:
Individual name issuers	—	23,620	—	23,620
Collateralized debt obligations	—	—	767	767
Corporate bonds	—	14,446	—	14,446
Mortgage loans held for sale	—	23,530	—	23,530
Derivative assets (1):
Interest rate swap contracts with customers	—	4,225	—	4,225
Forward loan commitments	—	3,069	—	3,069
Total assets at fair value on a recurring basis	$—	$499,224	$767	$499,991
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$4,357	$—	$4,357
Interest rate risk management swap contracts	—	1,775	—	1,775
Forward loan commitments	—	3,891	—	3,891
Total liabilities at fair value on a recurring basis	$—	$10,023	$—	$10,023

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$32,833	$—	$32,833
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	389,658	—	389,658
States and political subdivisions	—	79,493	—	79,493
Trust preferred securities:
Individual name issuers	—	22,396	—	22,396
Collateralized debt obligations	—	—	887	887
Corporate bonds	—	14,282	—	14,282
Perpetual preferred stocks	1,704	—	—	1,704
Mortgage loans held for sale	—	20,340	—	20,340
Derivative assets (1):
Interest rate swap contracts with customers	—	4,513	—	4,513
Forward loan commitments	—	1,864	—	1,864
Total assets at fair value on a recurring basis	$1,704	$565,379	$887	$567,970
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$4,669	$—	$4,669
Interest rate risk management swap contracts	—	1,802	—	1,802
Forward loan commitments	—	2,580	—	2,580
Total liabilities at fair value on a recurring basis	$—	$9,051	$—	$9,051

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2012 and 2011.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated:

Three months ended June 30,	2012	2011
(Dollars in thousands)	Securities Available for Sale (1)	Securities Available for Sale (1)	Derivative Assets / (Liabilities) (2)	Total
Balance at beginning of period	$749	$752	($27)	$725
Gains and losses (realized and unrealized):
Included in earnings (3)	—	—	(11)	(11)
Included in other comprehensive income	18	182	—	182
Balance at end of period	$767	$934	($38)	$896

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Six months ended June 30,	2012	2011
(Dollars in thousands)	Securities Available for Sale (1)	Securities Available for Sale (1)	Derivative Assets / (Liabilities) (2)	Total
Balance at beginning of period	$887	$806	$435	$1,241
Gains and losses (realized and unrealized):
Included in earnings (3)	(209)	(33)	(473)	(506)
Included in other comprehensive income	89	161	—	161
Balance at end of period	$767	$934	($38)	$896

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.

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

(3)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on two Level 3 pooled trust preferred debt securities. No credit-related impairment losses were recognized during the three months ended June 30, 2012 and 2011. Credit-related impairment losses of $209 thousand and $33 thousand were recognized during the six months ended June 30, 2012 and 2011, respectively. The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential mortgages), were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Corporation has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	June 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Trust preferred securities:
Collateralized debt obligations	$767	Discounted Cash Flow	Discount Rate	17.50%
			Cumulative Default %	5.2% - 100% (27.1%)
			Loss Given Default %	85% - 100% (90.9%)

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2012:

(Dollars in thousands)	Carrying Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$2,792	$2,792
Property acquired through foreclosure or repossession	—	—	1,070	1,070
Total assets at fair value on a nonrecurring basis	$—	$—	$3,862	$3,862

Collateral dependent impaired loans with a carrying value of $2.8 million at June 30, 2012 were subject to nonrecurring fair value measurement during the six months ended June 30, 2012.  As of June 30, 2012, the allowance for loan losses allocation on these loans amounted to $733 thousand.

During the six months ended June 30, 2012, properties acquired through foreclosures or repossession with a fair value of $1.8 million were transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value were written down to fair value through a charge to the allowance for loan losses. For the three and six months ended June 30, 2012, such valuation adjustments charged to the allowance for loan losses amounted to $268 thousand and $332 thousand, respectively.  Subsequent to foreclosures, valuations are updated periodically and assets may be marked down further, reflecting a new cost basis. Subsequent valuation adjustments charged to earnings totaled $52 thousand and $171 thousand for the three and six months ended June 30, 2012, respectively.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2011:

(Dollars in thousands)	Carrying Value at June 30, 2011
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$3,292	$3,292
Property acquired through foreclosure or repossession	—	—	1,449	1,449
Total assets at fair value on a nonrecurring basis	$—	$—	$4,741	$4,741

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

(Dollars in thousands)	June 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$2,792	Appraisals of collateral	Discount for costs to sell	0% - 50% (18%)
			Appraisal adjustments (1)	10% - 15% (15%)
Property acquired through foreclosure or repossession	$1,070	Appraisals of collateral	Discount for costs to sell	0% - 15% (8%)
			Appraisal adjustments (1)	6% - 47% (14%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed-rate and adjustable rate interest terms to determine their fair value. The fair value of fixed-rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at June 30, 2012 and December 31, 2011 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. Loans are classified within Level 3 of the fair value hierarchy.

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

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation's financial instruments as of June 30, 2012 and December 31, 2011. The tables exclude financial instruments for which the carrying value approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock, accrued interest receivable and bank-owned life insurance. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, other borrowings and accrued interest payable.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)			Fair Value Measurements
June 30, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$47,026	$48,220	$—	$48,220	$—
Loans, net of allowance for loan losses	2,183,394	2,279,875	—	—	2,279,875
Loan servicing rights (1)	851	1,012	—	—	1,012

Financial Liabilities:
Time deposits	$892,383	$903,000	$—	$903,000	$—
FHLBB advances	523,989	560,747	—	560,747	—
Junior subordinated debentures	32,991	20,785	—	20,785	—

(1)	The carrying value of loan servicing rights is net of $161 thousand in reserves as of June 30, 2012. The estimated fair value does not include such adjustment.

(Dollars in thousands)			Fair Value Measurements
December 31, 2011	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$52,139	$52,499	$—	$52,499	$—
Loans, net of allowance for loan losses	2,117,357	2,198,940	—	—	2,198,940
Loan servicing rights (1)	765	937	—	—	937

Financial Liabilities:
Time deposits	$878,794	$891,378	$—	$891,378	$—
FHLBB advances	540,450	577,315	—	577,315	—
Junior subordinated debentures	32,991	20,391	—	20,391	—

(1)	The carrying value of loan servicing rights is net of $172 thousand in reserves as of December 31, 2011. The estimated fair value does not include such adjustment.

(12)	Defined Benefit Pension Plans
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

For the periods indicated, the composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Six Months		Three Months		Six Months
Periods ended June 30,	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$643	$578	$1,287	$1,157	$37	$18	$75	$36
Interest cost	706	644	1,412	1,289	126	124	252	248
Expected return on plan assets	(747)	(698)	(1,493)	(1,397)	—	—	—	—
Amortization of prior service cost	(9)	(9)	(17)	(17)	—	—	—	—
Recognized net actuarial loss	247	99	491	196	30	3	59	6
Net periodic benefit cost	$840	$614	$1,680	$1,228	$193	$145	$386	$290

Employer Contributions:
The Corporation previously disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that in 2012 it expected to contribute $3.0 million to its qualified pension plan and make $723 thousand in benefit payments under its non-qualified retirement plans.  In January 2012, the Corporation contributed $3.0 million to the qualified pension plan. In support of its long-term funding strategy for the qualified pension plan, the Corporation currently expects to make an additional contribution of approximately $3.0 million to this plan later in 2012.  During the six months ended June 30, 2012, benefit payments of $360 thousand were made under the non-qualified retirement plans and the Corporation presently anticipates making an additional $360 thousand in benefit payments throughout the remainder of 2012.

(13)	Share-Based Compensation Arrangements
Washington Trust has two share-based compensation plans, Bancorp’s 2003 Stock Incentive Plan, as amended, and Bancorp’s 1997 Equity Incentive Plan, as amended, (collectively “the Plans”).

Amounts recognized in the consolidated financial statements for share options, nonvested share units and nonvested performance shares are as follows:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2012	2011	2012	2011
Share-based compensation expense	$464	$352	$876	$680
Related tax benefit	$166	$125	$313	$242

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

Share Options
During the six months ended June 30, 2012 and 2011, the Corporation granted 99,775 and 57,450 non-qualified share options, respectively.  The share options awarded were granted to certain key employees with three-year cliff vesting and provide for accelerated vesting upon a change in control, death or retirement (as defined in the plans).

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Six months ended June 30,	2012	2011
Expected term (years)	9.0	9.0
Expected dividend yield	3.45%	3.33%
Weighted average expected volatility	42.97%	41.90%
Weighted average risk-free interest rate	1.53%	3.05%

The weighted average grant-date fair value of the share options awarded during the six months ended June 30, 2012 and 2011 was $7.44 and $7.46, respectively.

A summary of the status of Washington Trust's share option activity as of June 30, 2012, and changes during the six months ended June 30, 2012, is presented below:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2012	712,061	$22.96
Granted	99,775	23.27
Exercised	(99,846)	20.04
Forfeited or expired	(15,925)	27.56
Outstanding at June 30, 2012	696,065	$23.32	5.1	$1,481
As of June 30, 2012:
Options exercisable	443,540	$24.77	2.9	$572
Options expected to vest in future periods	252,525	$20.78	8.9	$910

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of share options exercised during the six months ended June 30, 2012 and 2011 was $528 thousand and $359 thousand, respectively.
Nonvested Share Units
The Corporation granted 27,725 nonvested share units to directors and certain key employees during the six months ended June 30, 2012 with three to five year cliff vesting terms. The Corporation granted 31,950 nonvested share units to directors and certain key employees during the six months ended June 30, 2011 with one to three year cliff vesting terms. The nonvested share units also provide for accelerated vesting if there is a change in control, death or retirement (as defined in the plans).

A summary of the status of Washington Trust’s nonvested shares as of June 30, 2012, and changes during the six months ended June 30, 2012, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	91,250	$19.84
Granted	27,725	23.54
Vested	(4,819)	19.60
Forfeited	(4,181)	21.94
Nonvested at June 30, 2012	109,975	$20.70

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

During the six months ended June 30, 2012, performance share awards were granted to certain executive officers for the opportunity to earn shares of common stock of the Corporation ranging from zero to 61,600 shares.  The performance shares awarded were valued at $23.65, the fair market value at the date of grant, and will be earned over a three-year performance period.  The current assumption based on the most recent peer group information results in the shares vesting at 157% of the target, or 48,356 shares.

During the six months ended June 30, 2011, performance share awards were granted to certain executive officers for the opportunity to earn shares of common stock of the Corporation ranging from zero to 65,954 shares.  The performance shares awarded were valued at $21.62, the fair market value at the date of grant, and will be earned over a three-year performance period.  The current assumption based on the most recent peer group information results in the shares vesting at 154% of the target, or 50,784 shares.

A summary of the status of Washington Trust’s performance share awards as of June 30, 2012, and changes during the six months ended June 30, 2012, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares at January 1, 2012	76,341	$19.97
Granted	46,200	23.65
Vested	(2,666)	21.62
Forfeited	(2,335)	17.03
Performance shares at June 30, 2012	117,540	$21.44

As of June 30, 2012, there was $4.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.3 years.

(14)	Business Segments
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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income (expense)	$19,364	$18,809	($2)	($3)	$3,049	$2,258	$22,411	$21,064
Noninterest income	7,580	4,850	7,472	7,510	1,122	925	16,174	13,285
Total income	26,944	23,659	7,470	7,507	4,171	3,183	38,585	34,349
Provision for loan losses	600	1,200	—	—	—	—	600	1,200
Noninterest expenses:
Depreciation and amortization expense	602	599	331	341	54	70	987	1,010
Other noninterest expenses	15,858	13,581	4,827	4,917	3,556	2,756	24,241	21,254
Total noninterest expenses	16,460	14,180	5,158	5,258	3,610	2,826	25,228	22,264
Income before income taxes	9,884	8,279	2,312	2,249	561	357	12,757	10,885
Income tax expense (benefit)	3,397	2,764	858	838	(211)	(282)	4,044	3,320
Net income	$6,487	$5,515	$1,454	$1,411	$772	$639	$8,713	$7,565

Total assets at period end	$2,331,097	$2,151,315	$49,869	$51,520	$660,084	$733,471	$3,041,050	$2,936,306
Expenditures for long-lived assets	$1,782	$394	$7	$90	$12	$42	$1,801	$526

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income (expense)	$38,992	$37,213	$1	($9)	$5,803	$4,187	$44,796	$41,391
Noninterest income	14,287	9,031	14,657	14,590	1,462	1,361	30,406	24,982
Total income	53,279	46,244	14,658	14,581	7,265	5,548	75,202	66,373
Provision for loan losses	1,500	2,700	—	—	—	—	1,500	2,700
Noninterest expenses:
Depreciation and amortization expense	1,204	1,199	633	678	120	138	1,957	2,015
Other noninterest expenses	30,624	26,271	9,799	9,587	6,247	5,131	46,670	40,989
Total noninterest expenses	31,828	27,470	10,432	10,265	6,367	5,269	48,627	43,004
Income before income taxes	19,951	16,074	4,226	4,316	898	279	25,075	20,669
Income tax expense (benefit)	6,848	5,352	1,577	1,608	(501)	(656)	7,924	6,304
Net income	$13,103	$10,722	$2,649	$2,708	$1,399	$935	$17,151	$14,365

Total assets at period end	$2,331,097	$2,151,315	$49,869	$51,520	$660,084	$733,471	$3,041,050	$2,936,306
Expenditures for long-lived assets	$2,674	$816	$713	$348	$66	$75	$3,453	$1,239

(15)	Other Comprehensive Income
The following table presents the activity in other comprehensive income (loss) during the three months ended June 30, 2012 and 2011:

	2012			2011
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Unrealized (losses) gains on securities arising during the period	($934)	($333)	($601)	$5,495	$1,958	$3,537
Less: reclassification adjustment for net gains on securities realized in net income	299	107	192	226	81	145
Net unrealized (losses) gains on securities available for sale	(1,233)	(440)	(793)	5,269	1,877	3,392
Cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(199)	(71)	(128)	(727)	(259)	(468)
Less: reclassification adjustment for amount of gains on cash flow hedges realized in net income	174	62	112	190	68	122
Net unrealized losses on cash flow hedges	(25)	(9)	(16)	(537)	(191)	(346)
Defined benefit plan obligation adjustment	266	95	171	93	33	60
Total other comprehensive (loss) income	($992)	($354)	($638)	$4,825	$1,719	$3,106

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the activity in other comprehensive income (loss) during the six months ended June 30, 2012 and 2011:

	2012			2011
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Unrealized (losses) gains on securities arising during the period	($693)	($235)	($458)	$5,636	$2,010	$3,626
Less: reclassification adjustment for net gains on securities realized in net income	214	76	138	143	51	92
Net unrealized (losses) gains on securities available for sale	(907)	(311)	(596)	5,493	1,959	3,534
Reclassification adjustment for change in non-credit portion of OTTI realized losses transferred to net income	124	44	80	(21)	(8)	(13)
Cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(320)	(116)	(204)	(651)	(232)	(419)
Less: reclassification adjustment for amount of gains on cash flow hedges realized in net income	347	124	223	381	136	245
Net unrealized gains (losses) on cash flow hedges	27	8	19	(270)	(96)	(174)
Defined benefit plan obligation adjustment	533	177	356	186	66	120
Total other comprehensive (loss) income	($223)	($82)	($141)	$5,388	$1,921	$3,467

The following table presents the components of accumulated other comprehensive income as of the dates indicated:

(Dollars in thousands)	Net Unrealized Gains on AFS Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2011	$13,143	($2,062)	($1,127)	($11,849)	($1,895)
Period change, net of tax	(596)	80	19	356	(141)
Balance at June 30, 2012	$12,547	($1,982)	($1,108)	($11,493)	($2,036)

Balance at December 31, 2010	$11,936	($2,150)	($671)	($5,090)	$4,025
Period change, net of tax	3,534	(13)	(174)	120	3,467
Balance at June 30, 2011	$15,470	($2,163)	($845)	($4,970)	$7,492

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(16)	Earnings Per Common Share
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

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2012	2011	2012	2011
Net income	$8,713	$7,565	$17,151	$14,365
Less dividends and undistributed earnings allocated to participating securities	(40)	(30)	(74)	(57)
Net income applicable to common shareholders	$8,673	$7,535	$17,077	$14,308

Weighted average basic common shares	16,358	16,252	16,344	16,225
Dilutive effect of common stock equivalents	34	32	37	32
Weighted average diluted common shares	16,392	16,284	16,381	16,257

Earnings per common share:
Basic	$0.53	$0.46	$1.04	$0.88
Diluted	$0.53	$0.46	$1.04	$0.88

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 394 thousand and 349 thousand, respectively, for the three months ended June 30, 2012 and 2011. These amounts totaled 393 thousand and 374 thousand, respectively, for the six months ended June 30, 2012 and 2011.

(17)	Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, interest rate swap agreements and commitments to originate and commitments to sell fixed-rate mortgage loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	Jun 30, 2012	Dec 31, 2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$221,163	$222,805
Home equity lines	183,895	185,124
Other loans	33,395	35,035
Standby letters of credit	8,777	8,560
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	83,633	56,950
Commitments to sell fixed-rate mortgage loans	106,340	76,574
Customer related derivative contracts:
Interest rate swaps with customers	60,958	61,586
Mirror swaps with counterparties	60,958	61,586
Interest rate risk management contract:
Interest rate swap	32,991	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  As of June 30, 2012 and December 31, 2011, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.8 million and $8.6 million, respectively. At June 30, 2012 and December 31, 2011, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three and six months ended June 30, 2012 amounted to $28 thousand and $55 thousand, respectively, compared to $33 thousand and $97 thousand for the three and six months ended June 30, 2011.

As of June 30, 2012 and December 31, 2011, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale, best efforts forward commitments are established to sell individual mortgage loans.  Both interest rate lock commitments and commitments to sell fixed-rate residential mortgage loans are derivative financial instruments.

Leases
As of June 30, 2012 and December 31, 2011, the Corporation was obligated under various non-cancellable operating leases for

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

properties used as banking offices and other office facilities.  Rental expense under the operating leases amounted to $770 thousand and $1.4 million, respectively, for the three and six months ended June 30, 2012, compared to $429 thousand and $850 thousand, respectively, for the same periods in 2011. Rental expense is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income.

At June 30, 2012, the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)
Periods ending:	July 1, 2012 to December 31, 2012	$1,135
	2013	2,256
	2014	2,252
	2015	1,740
	2016	1,463
	2017 and thereafter	11,860
Total minimum lease payments		$20,706

Lease expiration date ranges have not changed significantly from December 31, 2011.

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of June 30, 2012 and December 31, 2011, the unpaid principal balance of loans repurchased due to representation and warranty claims was $628 thousand and $773 thousand, respectively. Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  This reserve is not material and is included in other liabilities in the Consolidated Balance Sheets and any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2011, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the full-year ended December 31, 2012 or any future period.

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

Overview
Washington Trust offers a comprehensive product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut, ATMs, and its Internet website at www.washtrust.com.

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and other borrowings.  In addition, we generate noninterest income from a number of sources including wealth management services, deposit services, merchant credit card processing, bank-owned life insurance, loan sales and commissions on loans originated for others.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, merchant processing costs, FDIC deposit insurance costs, technology and other administrative expenses.

Our financial results are affected by interest rate volatility, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  While the regional economic climate has improved in recent quarters, uncertainty surrounding future economic growth, consumer confidence, credit availability and corporate earnings remains.  Management believes that overall credit quality continues to be somewhat affected by weaknesses in national and regional economic conditions, including high unemployment levels, particularly in Rhode Island.

We believe that the Corporation's financial strength and stability, capital resources and reputation as the largest independent bank headquartered in Rhode Island were key factors in the recent expansion of our retail and mortgage banking businesses and in delivering solid results in 2011 and in the first half of 2012. We opened a mortgage lending office in Warwick, Rhode Island, in February 2012 and our third full-service branch in Cranston, Rhode Island, in July 2012.

Composition of Earnings
Net income for the second quarter of 2012 amounted to $8.7 million, or 53 cents per diluted share, up from the $7.6 million, or 46 cents per diluted share, reported for the second quarter of 2011.  The returns on average equity and average assets for the second quarter of 2012 were 11.98% and 1.16%, respectively, compared to 10.83% and 1.04%, respectively, for the same quarter in 2011.

For the six months ended June 30, 2012, net income amounted to $17.2 million, or $1.04 per diluted share, up from $14.4 million, or 88 cents per diluted share, reported for the same period in 2011. The returns on average equity and average assets for the first six months of 2012 were 11.92% and 1.13%, respectively, compared to 10.44% and 0.99%, respectively, for the same period in 2011.

The increase in profitability over the 2011 periods reflected strong mortgage banking results (net gains on loan sales and commissions on loans originated for others), higher net interest income and a lower provision for loan losses, partially offset by increases in salaries and employee benefit costs and income taxes.

In addition, 2012 and 2011 results also included the following items:

•	Gains recognized on the sale of bank property, included in other income, amounted to $348 thousand and $203 thousand, respectively, in the three months ended June 30, 2012 and 2011.

•
A charge of $131 thousand, classified in net occupancy expense, was recognized in the second quarter of 2012 due to the termination of an operating lease associated with the planned closure of a branch in September 2012.

•
Balance sheet management transactions were executed in the second quarters of 2012 and 2011, consisting of the sale of mortgage-backed securities and the prepayment of Federal Home Loan Bank of Boston (“FHLBB”) advances. As a result, in the three months ended June 30, 2012 and 2011, the Corporation recognized net realized gains of $217 thousand and $226 thousand, respectively, and debt prepayment penalty expense of $961 thousand and $221 thousand, respectively.

•
Net impairment losses recognized in earnings on investment securities totaled $209 thousand and $33 thousand, respectively, for the first six months of 2012 and 2011. There were no such impairment losses recognized in the quarters ended June 30, 2012 and 2011.

Net interest income for the second quarter and first half of 2012, respectively, increased by $1.3 million, or 6%, and by $3.4 million, or 8%, from the same periods in 2011, reflecting the benefit of lower funding costs, as well as growth in average loan balances. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) for the quarter ended June 30, 2012 was 3.30%, up by 9 basis points from the second quarter a year earlier. For the first six months of 2012, the net interest margin was 3.28%, up from 3.19% for the same period in 2011.

The loan loss provision charged to earnings for the three and six months ended June 30, 2012 amounted to $600 thousand and $1.5 million, respectively. Comparable amounts for the same periods in 2011 were $1.2 million and $2.7 million, respectively.  Net charge-offs for the second quarter and first half of 2012 totaled $197 thousand and $854 thousand, respectively, compared to $956 thousand and $1.9 million, respectively, in the same periods a year earlier. Management believes that the level of the provision for loan losses has been consistent with the trend in asset quality and credit quality indicators.

Revenue from wealth management services is our largest source of noninterest income. For the three and six months ended

June 30, 2012, wealth management revenues totaled $7.5 million and $14.7 million, respectively, essentially level when compared to the same periods in 2011.  Wealth management assets under administration totaled $4.1 billion at June 30, 2012, down by $68.5 million, or 2%, from the balance at June 30, 2011.

Mortgage banking revenues, which are dependent on mortgage origination volume and are sensitive to interest rates and the condition of the housing markets, amounted to $3.0 million and $6.1 million, respectively, for the second quarter and first half of 2012, up by $2.5 million and $5.1 million, respectively, from the same periods in 2011. To a certain extent, the mortgage origination volume in the first six months of 2012 reflected an increase in refinancing activity in response to relatively low market rates of interest. The increase over 2011 also reflected continued origination volume growth in our residential mortgage lending offices.

Noninterest expenses for the three and six months ended June 30, 2012 increased by $3.0 million, or 13%, and $5.6 million, or 13%, respectively, from the comparable 2011 periods, primarily due to increases in salaries and employee benefit costs. Also included in the increase in noninterest expenses were the debt prepayment penalties and lease termination charge described above. The increase in salaries and employee benefit costs from 2011 reflected higher amounts of commissions paid to mortgage originators, higher staffing levels in support of mortgage origination and other business lines and higher defined benefit plan costs primarily due to a lower discount rate in 2012 compared to 2011.

Income tax expense amounted to $4.0 million and $7.9 million, respectively, for the three and six months ended June 30, 2012, up by $724 thousand and $1.6 million, respectively, from the same periods in 2011.  The effective tax rate for the three months ended June 30, 2012 and 2011was 31.7% and 30.5%, respectively. For the first six months of 2012 and 2011, the effective tax rate was 31.6% and 30.5%, respectively. The increase in the effective tax rate from 2011, reflected a higher portion of taxable income to pretax book income in 2012.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised.  The Corporate unit’s net interest income increased in 2012, as funding costs declined more than asset yields.  See Note 14 to the Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment reported net income of $6.5 million and $13.1 million, respectively, for the three and six months ended June 30, 2012. Comparable amounts for the same periods in 2011 were $5.5 million and $10.7 million, respectively. Commercial Banking net interest income for the second quarter and first half of 2012, respectively, increased by $555 thousand, or 3%, and $1.8 million,or 5%, from the same periods in 2011, reflecting the benefit of lower funding costs, as well as growth in average loan balances.  The provision for loan losses for the three and six months ended June 30, 2012 declined by $600 thousand, or 50%, and $1.2 million, or 44%, respectively from the comparable 2011 periods. Noninterest income derived from the Commercial Banking segment totaled $7.6 million and $14.3 million, respectively, for the three and six months ended June 30, 2012, up by $2.7 million, or 56%, and $5.3 million, or 58%, respectively, from the comparable 2011 periods, primarily due to higher mortgage banking revenues. Commercial Banking noninterest expenses for the three and six months ended June 30, 2012, were up by $2.3 million, or 16%, and $4.4 million, or 16%, respectively, from the same periods in 2011, reflecting increases in salaries and employee benefit expenses.

The Wealth Management Services segment reported net income of $1.5 million and $2.6 million, respectively, for the three and six months ended June 30, 2012, essentially level when compared to the same periods in 2011.  Noninterest income derived from the Wealth Management Services segment was $7.5 million and $14.7 million, respectively for the second quarter and first half of 2012, compared to $7.5 million and $14.6 million, respectively, for the same periods 2011.  This noninterest income is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. Wealth management assets under administration totaled $4.1 billion at June 30, 2012, down by $68.5 million, or 2%, from a year ago. Noninterest expenses for the Wealth Management Services segment totaled $5.2 million and $10.4 million, respectively, for the three and six months ended June 30, 2012, down by $100 thousand, or 2%, and up by $167 thousand, or 2%, respectively, from the same periods in 2011.

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

FTE net interest income for the three and six months ended June 30, 2012 increased by $1.3 million, or 6%, and $3.4 million, or 8%, respectively, from the same periods in 2011. The net interest margin was 3.30% and 3.28%, respectively, for the three and six months ended June 30, 2012, compared to 3.21% and 3.19%, respectively, for the same periods in 2011. The increase in net interest income and improvement in the net interest margin were largely due to growth in average loan balances and reductions in funding costs.

Average interest-earning assets amounted to $2.8 billion for both the three and six months ended June 30, 2012, up by 4% and 5%, respectively, from the average balances for the same periods in 2011.  Total average loans for the three and six months ended June 30, 2012, increased by $154.1 million and $151.8 million, respectively, compared to the average balances for the same periods in 2011, with increases in both the commercial and residential real estate loan portfolios.  The yield on total loans for the second quarter and first six months of 2012 decreased by 21 basis points and 19 basis points, respectively, from the comparable 2011 periods, reflecting declines in short-term interest rates.

Total average securities for the three and six months ended June 30, 2012 decreased by $44.4 million and $29.2 million, respectively, from the average balances for the same periods a year earlier, primarily due to maturities of and principal payments received on mortgage-backed securities.  The FTE rate of return on securities for the three and six months ended June 30, 2012 decreased by 33 basis points and 32 basis points, respectively, from the same periods last year. The decrease in total yield on securities reflects maturities and pay-downs of higher yielding securities.

Average interest-bearing liabilities for the three and six months ended June 30, 2012, increased by $18.5 million, or 1%, and by $32.0 million, or 1%, respectively, from the comparable periods in 2011, largely due to growth in lower-cost deposit balances, offset, in part, by decreases in time deposits and other borrowings. The weighted average cost of funds declined by 28 basis points, or 17%, for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to declines in the rate paid on time deposits and FHLBB advances.

The average balance of FHLBB advances for the three months ended June 30, 2012 was level when compared to the 2011 period. For the six months ended June 30, 2012, the average balance of FHLBB advances was up by $23.8 million, or 5%, compared to the average balance for the first six months of 2011.  The average rate paid on such advances for the second quarter and first half of 2012 decreased by 55 basis points and 72 basis points, respectively, from the comparable periods in 2011, reflecting lower market interest rates on new advances. The decline in the average rate paid on FHLBB advances also reflected the benefit of the balance sheet management transactions executed in 2011 and 2012. See additional discussion under the caption “Composition of Earnings” above.

Total average interest-bearing deposits for the three and six months ended June 30, 2012 increased by $40.0 million and $20.7 million, respectively, compared to the average balance for the same periods in 2011. This increase reflected growth in lower-cost deposit balances, partially offset by a decrease in time deposits. The average rate paid on interest-bearing deposits for the second quarter and first half of 2012 decreased by 16 basis points and 17 basis points, respectively, compared to the same periods in 2011, primarily due to declines in the rate paid on time deposits. The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2012 increased by $69.5 million, or 28%, and $75.6 million, or 30%, respectively, when compared to the average balance for the same periods in 2011.

Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis
The following tables present average balance and interest rate information.  Tax-exempt income is converted to a FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit.  For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency.  Average balances and yields for securities available for sale are based on amortized cost.  Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

Three months ended June 30,	2012			2011
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,166,545	$14,590	5.03%	$1,065,619	$13,900	5.23%
Residential real estate loans, including mortgage loans held for sale	714,154	7,809	4.40%	656,570	7,732	4.72%
Consumer loans	320,442	3,067	3.85%	324,890	3,166	3.91%
Total loans	2,201,141	25,466	4.65%	2,047,079	24,798	4.86%
Cash, federal funds sold and short-term investments	30,078	17	0.23%	34,166	13	0.15%
FHLBB stock	40,418	54	0.54%	42,008	32	0.31%

Taxable debt securities	451,207	4,069	3.63%	486,905	4,869	4.01%
Nontaxable debt securities	70,462	1,039	5.93%	78,447	1,150	5.88%
Corporate stocks	1,804	34	7.58%	2,513	47	7.50%
Total securities	523,473	5,142	3.95%	567,865	6,066	4.28%
Total interest-earning assets	2,795,110	30,679	4.41%	2,691,118	30,909	4.61%
Noninterest-earning assets	222,057			212,968
Total assets	$3,017,167			$2,904,086
Liabilities and Shareholders’ Equity:
NOW accounts	$254,528	$39	0.06%	$229,746	$60	0.10%
Money market accounts	405,241	232	0.23%	393,945	249	0.25%
Savings accounts	258,824	72	0.11%	224,588	69	0.12%
Time deposits	905,466	3,042	1.35%	935,813	3,652	1.57%
FHLBB advances	494,257	3,998	3.25%	494,989	4,685	3.80%
Junior subordinated debentures	32,991	391	4.77%	32,991	392	4.77%
Other	973	5	2.07%	21,663	242	4.48%
Total interest-bearing liabilities	2,352,280	7,779	1.33%	2,333,735	9,349	1.61%
Demand deposits	321,094			251,585
Other liabilities	52,939			39,485
Shareholders’ equity	290,854			279,281
Total liabilities and shareholders’ equity	$3,017,167			$2,904,086
Net interest income		$22,900			$21,560
Interest rate spread			3.08%			3.00%
Net interest margin			3.30%			3.21%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2012	2011
Commercial loans	$122	$91
Nontaxable debt securities	357	392
Corporate stocks	10	13
Total	$489	$496

Six months ended June 30,	2012			2011
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,144,114	$28,888	5.08%	$1,051,577	$27,406	5.26%
Residential real estate loans, including mortgage loans held for sale	717,430	15,884	4.45%	653,938	15,432	4.76%
Consumer loans	320,195	6,164	3.87%	324,471	6,310	3.92%
Total loans	2,181,739	50,936	4.69%	2,029,986	49,148	4.88%
Cash, federal funds sold and short-term investments	41,196	37	0.18%	39,029	37	0.19%
FHLBB stock	41,012	106	0.52%	42,008	64	0.31%

Taxable debt securities	468,828	8,446	3.62%	489,544	9,642	3.97%
Nontaxable debt securities	71,185	2,098	5.93%	78,947	2,316	5.92%
Corporate stocks	1,828	67	7.37%	2,512	96	7.71%
Total securities	541,841	10,611	3.94%	571,003	12,054	4.26%
Total interest-earning assets	2,805,788	61,690	4.42%	2,682,026	61,303	4.61%
Noninterest-earning assets	221,430			212,379
Total assets	$3,027,218			$2,894,405
Liabilities and Shareholders’ Equity:
NOW accounts	$250,390	$85	0.07%	$227,375	$118	0.10%
Money market accounts	408,647	457	0.22%	396,614	572	0.29%
Savings accounts	253,837	142	0.11%	222,481	144	0.13%
Time deposits	895,405	6,135	1.38%	941,093	7,398	1.59%
FHLBB advances	509,012	8,083	3.19%	485,233	9,417	3.91%
Junior subordinated debentures	32,991	783	4.77%	32,991	782	4.78%
Other	9,938	239	4.84%	22,389	483	4.35%
Total interest-bearing liabilities	2,360,220	15,924	1.36%	2,328,176	18,914	1.64%
Demand deposits	326,159			250,550
Other liabilities	53,012			40,520
Shareholders’ equity	287,827			275,159
Total liabilities and shareholders’ equity	$3,027,218			$2,894,405
Net interest income		$45,766			$42,389
Interest rate spread			3.06%			2.97%
Net interest margin			3.28%			3.19%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2012	2011
Commercial loans	$229	$182
Nontaxable debt securities	723	789
Corporate stocks	18	27
Total	$970	$998

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months ended			Six months ended
	June 30, 2012 vs. 2011			June 30, 2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial loans	$1,275	($585)	$690	$2,365	($883)	$1,482
Residential real estate loans, including mortgage loans held for sale	646	(569)	77	1,449	(997)	452
Consumer loans	(43)	(56)	(99)	(83)	(63)	(146)
Cash, federal funds sold and other short-term investments	(2)	6	4	2	(2)	—
FHLBB stock	(1)	23	22	(2)	44	42
Taxable debt securities	(344)	(456)	(800)	(396)	(800)	(1,196)
Nontaxable debt securities	(118)	7	(111)	(228)	10	(218)
Corporate stocks	(13)	—	(13)	(25)	(4)	(29)
Total interest income	1,400	(1,630)	(230)	3,082	(2,695)	387
Interest on Interest-Bearing Liabilities:
NOW accounts	5	(26)	(21)	9	(42)	(33)
Money market accounts	6	(23)	(17)	18	(133)	(115)
Savings accounts	9	(6)	3	20	(22)	(2)
Time deposits	(113)	(497)	(610)	(344)	(919)	(1,263)
FHLBB advances	(7)	(680)	(687)	443	(1,777)	(1,334)
Junior subordinated debentures	—	(1)	(1)	—	1	1
Other	(151)	(86)	(237)	(295)	51	(244)
Total interest expense	(251)	(1,319)	(1,570)	(149)	(2,841)	(2,990)
Net interest income	$1,651	($311)	$1,340	$3,231	$146	$3,377

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

The provision for loan losses charged to earnings for the second quarter and first six months of 2012 amounted to $600 thousand and $1.5 million, respectively. Comparable amounts for the same periods in 2011 were $1.2 million and $2.7 million, respectively.  The decline in the provision for loan losses from 2011 was based on our analysis of the trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation. Net charge-offs for the second quarter and first half of 2012 totaled $197 thousand and $854 thousand, respectively, compared to $956 thousand and $1.9 million, respectively, in the same periods a year earlier.

The allowance for loan losses was $30.4 million, or 1.38% of total loans, at June 30, 2012, compared to $29.8 million, or 1.39% of total loans, at December 31, 2011.  Management will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  For the three and six months ended June 30, 2012, noninterest income represented 42% and 41% of total revenues, respectively.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Incr (Decr)				Incr (Decr)
Periods ended June 30,	2012	2011	$	%	2012	2011	$	%
Wealth management services:
Trust and investment advisory fees	$5,819	$5,822	($3)	—%	$11,597	$11,498	$99	1%
Mutual fund fees	1,002	1,135	(133)	(12)%	2,027	2,258	(231)	(10)%
Financial planning, commissions & other service fees	652	553	99	18%	1,034	834	200	24%
Wealth management services	7,473	7,510	(37)	—%	14,658	14,590	68	—%
Service charges on deposit accounts	764	909	(145)	(16)%	1,523	1,841	(318)	(17)%
Merchant processing fees	2,732	2,682	50	2%	4,720	4,626	94	2%
Card interchange fees	626	581	45	8%	1,169	1,068	101	9%
Income from bank-owned life insurance	477	482	(5)	(1)%	963	958	5	1%
Net gains on loan sales and commissions on loans originated for others	3,015	537	2,478	461%	6,112	1,062	5,050	476%
Net realized gains on securities	299	226	73	32%	299	197	102	52%
Net (losses) gains on interest rate swap contracts	(4)	(35)	31	89%	24	41	(17)	(41)%
Equity in earnings (losses) of unconsolidated subsidiaries	124	(145)	269	186%	87	(289)	376	130%
Other income	668	538	130	24%	1,060	921	139	15%
Noninterest income, excluding other-than-temporary impairment losses	16,174	13,285	2,889	22%	30,615	25,015	5,600	22%
Total other-than-temporary impairment losses on securities	—	—	—	—%	(85)	(54)	(31)	(57)%
Portion of loss recognized in other comprehensive income (before tax)	—	—	—	—%	(124)	21	(145)	(690)%
Net impairment losses recognized in earnings	—	—	—	—%	(209)	(33)	(176)	(533)%
Total noninterest income	$16,174	$13,285	$2,889	22%	$30,406	$24,982	$5,424	22%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets.  The following table presents the changes in wealth management assets under administration for the three and six months ended June 30, 2012 and 2011.

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2012	2011	2012	2011
Wealth Management Assets under Administration:
Balance at the beginning of period	$4,196,447	$4,119,207	$3,900,061	$3,967,207
Net investment (depreciation) appreciation & income	(131,896)	1,625	166,259	147,188
Net client cash flows	15,362	27,601	13,593	34,038
Balance at the end of period	$4,079,913	$4,148,433	$4,079,913	$4,148,433

Noninterest Income Analysis
Wealth management revenues for the three and six months ended June 30, 2012 were $7.5 million and $14.7 million, respectively, comparable to the amounts reported for the same periods in 2011.  Wealth management assets under administration totaled $4.1 billion at June 30, 2012, down by $68.5 million, or 2%, from a year ago.

Service charges on deposit accounts for the three and six months ended June 30, 2012 totaled $764 thousand and $1.5 million, respectively, down by $145 thousand, or 16%, and $318 thousand, or 17%, respectively, from the comparable periods in 2011. These decreases were largely due to a decline in overdraft and non-sufficient funds fees.

Net gains on loan sales and commissions on loans originated for others is dependent on mortgage origination volume and is sensitive to interest rates and the condition of housing markets. For the three and six months ended June 30, 2012, this revenue source totaled $3.0 million and $6.1 million, respectively, up by $2.5 million and $5.1 million, respectively, from the same periods in 2011, reflecting increased refinancing activity in response to relatively low market rates of interest and origination volume growth in our residential mortgage lending offices. See discussion regarding the fair value option election on mortgage loans held for sale in Notes 10 and 11 to the Consolidated Financial Statements.

For the three and six months ended June 30, 2012, equity in earnings of unconsolidated subsidiaries (primarily generated by two real estate limited partnerships) amounted to $124 thousand and $87 thousand, respectively, compared to losses of $145 thousand and $289 thousand, respectively, recognized for the same periods in 2011.

Other noninterest income totaled $668 thousand and $1.1 million, respectively, for the three and six months ended June 30, 2012, up by $130 thousand and $139 thousand, respectively, from the same periods in 2011. Included in these amounts were gains recognized on the sale of bank property of $348 thousand and $203 thousand, respectively, recognized in the three months ended June 30, 2012 and 2011.

Net realized gains on securities for the three months ended June 30, 2012 and 2011 totaled $299 thousand and $226 thousand, respectively. Comparable amounts for the six months ended June 30, 2012 and 2011 were $299 thousand and $197 thousand, respectively. These amounts were primarily recognized on the sale of mortgage-backed securities resulting from the consummation of balance sheet management transactions in both 2012 and 2011. During the second quarter of 2012, gains were also recognized on the sale of perpetual preferred stock.

For the six months ended June 30, 2012 and 2011, net impairment losses recognized in earnings on investment securities totaled $209 thousand and $33 thousand, respectively. There were no such impairment losses recognized in the quarters ended June 30, 2012 and 2011. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Noninterest Expense
The following table presents a noninterest expense comparison for the three and six months ended June 30, 2012 and 2011.

(Dollars in thousands)	Three Months				Six Months
			Incr (Decr)				Incr (Decr)
Periods ended June 30,	2012	2011	$	%	2012	2011	$	%
Salaries and employee benefits	$14,451	$12,398	$2,053	17%	$28,911	$24,226	$4,685	19%
Net occupancy	1,527	1,236	291	24%	3,053	2,557	496	19%
Equipment	1,143	1,070	73	7%	2,250	2,119	131	6%
Merchant processing costs	2,320	2,345	(25)	(1)%	3,983	4,014	(31)	(1)%
Outsourced services	895	875	20	2%	1,815	1,747	68	4%
FDIC deposit insurance costs	426	464	(38)	(8)%	884	1,187	(303)	(26)%
Legal, audit and professional fees	519	467	52	11%	1,001	959	42	4%
Advertising and promotion	478	427	51	12%	850	780	70	9%
Amortization of intangibles	186	237	(51)	(22)%	373	475	(102)	(21)%
Foreclosed property costs	170	338	(168)	(50)%	468	504	(36)	(7)%
Debt prepayment penalties	961	221	740	335%	961	221	740	335%
Other	2,152	2,186	(34)	(2)%	4,078	4,215	(137)	(3)%
Total noninterest expense	$25,228	$22,264	$2,964	13%	$48,627	$43,004	$5,623	13%

Noninterest Expense Analysis
For the three and six months ended June 30, 2012, salaries and employee benefit expense, the largest component of noninterest expense, totaled $14.5 million and $28.9 million, respectively, up by $2.1 million, or 17%, and $4.7 million, or 19%, from the same periods in 2011.  This increase reflected higher amounts of commissions paid to mortgage originators, higher staffing levels in support of mortgage origination and other business lines and higher defined benefit pension costs primarily due to a lower discount rate in 2012 compared to 2011.

Net occupancy expense for the three and six months ended June 30, 2012 increased by $291 thousand, or 24%, and $496 thousand, or 19%, compared to the same periods in 2011, reflecting increased rental expense for premises leased by Washington Trust and included costs associated with a de novo branch that opened in September 2011 and two residential mortgage lending offices that opened in December 2011 and March 2012. Also included in net occupancy expense in the second quarter of 2012 was a charge of $131 thousand for the termination of an operating lease associated with the planned closure of a branch in September of 2012.

Debt prepayment penalties totaled $961 thousand for the three and six months ended June 30, 2012 compared to $221 thousand for the same periods a year ago, reflecting prepayments of higher cost FHLBB advances. See additional discussion under the caption “Composition of Earnings” above.

FDIC deposit insurance costs for the three and six months ended June 30, 2012 amounted to $426 thousand and $884 thousand, respectively, down by $38 thousand, or 8%, and $303 thousand, or 26%, from the same periods in 2011, reflecting lower assessment rates and a statutory change in the calculation method that became effective for the second quarter of 2011.

Income Taxes
Income tax expense amounted to $4.0 million and $7.9 million, respectively, for the three and six months ended June 30, 2012, compared to $3.3 million and $6.3 million, respectively, for the same periods in 2011.  The Corporation’s effective tax rate for the three and six months ended June 30, 2012 was 31.7% and 31.6%, respectively, up from 30.5% for both comparative periods in 2011. The increase in the effective tax rate reflected a higher portion of taxable income to pretax book income in 2012.  The effective tax rates differed from the federal rate of 35%, due largely to the benefits of tax-exempt income, the dividends received deduction, income from bank-owned life insurance and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.0 billion at June 30, 2012, down by $23.0 million from the end of 2011, reflecting a decline in the investment securities portfolio primarily due to principal payments received on mortgage-backed securities not being reinvested, offset, in part, by loan growth.

The balances of nonperforming assets (nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession), total past due loans and loans classified as troubled debt restructurings all declined from December 31, 2011 to June 30, 2012.  While these asset quality indicators showed noticeable improvement in the first half of 2012, overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.

Total liabilities decreased by $34.4 million from the balance at December 31, 2011, reflecting the balance sheet management transactions described previously and securities sold under repurchase agreements.

Shareholders’ equity totaled $292.7 million at June 30, 2012, up by $11.4 million from the balance at December 31, 2011.  Capital levels continue to exceed the the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 13.15% at June 30, 2012, compared to 12.86% at December 31, 2011.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase.  The Corporation does not currently maintain a portfolio of trading securities.  Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements.  Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.  Securities held to maturity are reported at amortized cost. See Notes 4 and 11 to the Consolidated Financial Statements for additional information.

As noted in Note 11 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of June 30, 2012 and December 31, 2011, our Level 3 financial instruments consisted of two available for sale pooled trust preferred securities, which were not actively traded.

As of June 30, 2012 and December 31, 2011, the Corporation concluded that the low level of trading activity for our Level 3 pooled trust preferred securities continued to indicate that quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected limited sales evidenced by a relatively inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an un-orderly fashion, actual proceeds received could potentially be significantly less than their fair values.

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$32,319	7%	$32,833	6%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	324,292	69	389,658	72
States and political subdivisions	73,723	16	79,493	15
Trust preferred securities:
Individual name issuers	23,620	5	22,396	4
Collateralized debt obligations	767	—	887	—
Corporate bonds	14,446	3	14,282	3
Perpetual preferred stocks	—	—	1,704	—
Total securities available for sale	$469,167	100%	$541,253	100%

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$47,026	100%	$52,139	100%
Total securities held to maturity	$47,026	100%	$52,139	100%

As of June 30, 2012, the investment portfolio totaled $516.2 million, down by $77.2 million from the balance at December 31, 2011, reflecting maturities and principal payments received on mortgage-backed securities and, to a lesser extent, sales of mortgage-backed securities and perpetual preferred stocks. See additional discussion regarding balance sheet management transactions under the caption “Composition of Earnings” in the Overview section.

At both June 30, 2012 and December 31, 2011, the net unrealized gain position on securities available for sale and held to maturity amounted to $17.6 million and included gross unrealized losses of $10.4 million and $12.2 million, respectively, as of June 30, 2012 and December 31, 2011.  Nearly all of these gross unrealized losses were concentrated in variable rate trust preferred securities issued by financial services companies.

The carrying amount of state and political subdivision holdings included in our securities portfolio at June 30, 2012 totaled $73.7 million. The following table presents state and political subdivision holdings by geographic location.

(Dollars in thousands)
June 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New Jersey	$31,380	$2,652	$—	$34,032
New York	11,442	768	—	12,210
Pennsylvania	10,117	452	—	10,569
Illinois	9,452	488	—	9,940
Other	6,548	424	—	6,972
Total	$68,939	$4,784	$—	$73,723

The following table presents state and political subdivision holdings by category.

(Dollars in thousands)
June 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
School districts	$25,853	$1,588	$—	$27,441
General obligation	35,998	2,786	—	38,784
Revenue obligations (a)	7,088	410	—	7,498
Total	$68,939	$4,784	$—	$73,723

(a)	Includes water and sewer districts, tax revenue obligations and other.

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

Individual Issuer Trust Preferred Securities

(Dollars in thousands)	June 30, 2012				Credit Ratings
					June 30, 2012			Form 10-Q Filing Date
Named Issuer (parent holding company)	(a)	Amortized Cost (b)	Fair Value	Unrealized Loss	Moody's	S&P		Moody's	S&P
JPMorgan Chase & Co.	2	$9,741	$6,900	($2,841)	Baa2	BBB		Baa2	BBB
Bank of America Corporation	3	5,748	4,736	(1,012)	Ba2	BB+	(c)	Ba2	BB+	(c)
Wells Fargo & Company	2	5,121	4,115	(1,006)	A3/Baa1	A-/BBB+		A3/Baa1	A-/BBB+
SunTrust Banks, Inc.	1	4,169	3,108	(1,061)	Baa3	BB+	(c)	Baa3	BB+	(c)
Northern Trust Corporation	1	1,982	1,675	(307)	A3	A-		A3	A-
State Street Corporation	1	1,972	1,563	(409)	A3	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,925	1,523	(402)	Baa3	BB+	(c)	Baa3	BB+	(c)
Totals	11	$30,658	$23,620	($7,038)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Net of other-than-temporary impairment losses recognized in earnings.

(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Pooled Trust Preferred Obligations

(Dollars in thousands)	June 30, 2012					Credit Ratings
				No. of Cos. in Issuance	Deferrals & Defaults (a)	June 30, 2012			Form 10-Q Filing Date
	Amortized Cost	Fair Value	Unrealized Loss
Deal Name						Moody's		S&P	Moody's		S&P
Tropic CDO 1, tranche A4L (d)	$2,784	$565	($2,219)	38	42%	Ca	(c)	(b)	Ca	(c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,263	202	(1,061)	73	34%	C	(c)	(b)	C	(c)	(b)
Totals	$4,047	$767	($3,280)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
This security was placed on nonaccrual status in March 2009. The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010. The June 30, 2012 amortized cost was net of $2.1 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $2.1 million, were credit-related impairment losses of $209 thousand recorded in the first quarter of 2012, reflecting adverse changes in the expected cash flows for this security. As of June 30, 2012, this security has unrealized losses of $2.2 million and a below investment grade rating of “Ca” by Moody's Investors Service Inc. (“Moody's”). Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

(e)
This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The June 30, 2012 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. The analysis of the expected cash flows for this security as of June 30, 2012 did not negatively affect the amount of credit-related impairment losses previously recognized on this security. As of June 30, 2012, the security has unrealized losses of $1.1 million and a below investment grade rating of “C” by Moody's. Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

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

Loans
Total loans amounted to $2.2 billion at June 30, 2012, up by $66.7 million, or 3%, in the first six months of 2012, due to growth in the commercial loan portfolio.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $681.8 million at June 30, 2012, up by $46.0 million, or 7%, from the $635.8 million balance at December 31, 2011.  Included in these amounts were commercial construction loans of $17.4 million and $11.0 million, respectively.  Commercial real estate loans are secured by a variety of property types, with approximately 83% of the total composed of retail facilities, office buildings, lodging, commercial mixed use, multi-family dwellings and industrial & warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$629,891	92%	$589,083	93%
New York, New Jersey, Pennsylvania	37,428	6%	33,317	5%
New Hampshire	12,271	2%	11,668	2%
Other	2,185	—%	1,700	—%
Total	$681,775	100%	$635,768	100%

Other Commercial Loans
Other commercial loans amounted to $510.2 million at June 30, 2012, up by $21.4 million from the balance at December 31, 2011.  This portfolio includes loans to a variety of business types.  Approximately 66% of the total is composed of retail trade, owner occupied & other real estate, health care/social assistance, manufacturing, construction businesses, accommodation & food services and wholesale trade businesses.

Residential Real Estate Loans
The residential real estate loan portfolio amounted to $702.0 million at June 30, 2012, up by $1.6 million from the balance at December 31, 2011.  Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  The majority of loans originated for sale are sold with servicing released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  Total residential real estate mortgage loan originations, including brokered loans as agent, totaled $348.7 million for the six months ended June 30, 2012, compared to $135.8 million for the same period in 2011.  Of these amounts, $247.5 million and $57.1 million, respectively, were originated for sale in the secondary market, including brokered loans as agent. Washington Trust has continued to experience strong residential real estate mortgage refinancing and sales activity, due in part to the low mortgage interest rate environment.

From time to time Washington Trust purchases one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $61.7 million and $71.4 million, respectively, as of June 30, 2012 and December 31, 2011.

The following is a geographic summary of residential mortgages by property location. There are no loans in either California or Colorado as of June 30, 2012.

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$679,847	96.7%	$675,935	96.5%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	9,749	1.4%	11,499	1.6%
Ohio	4,935	0.7%	5,665	0.8%
New Hampshire	4,021	0.6%	2,767	0.4%
Washington, Oregon, California	1,390	0.2%	1,881	0.3%
Georgia	1,110	0.2%	1,118	0.2%
New Mexico, Colorado	497	0.1%	1,079	0.2%
Other	470	0.1%	470	—%
Total	$702,019	100.0%	$700,414	100.0%

Consumer Loans
Consumer loans amounted to $319.8 million at June 30, 2012, down by $2.3 million from the balance at December 31, 2011.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at June 30, 2012.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	Jun 30, 2012	Dec 31, 2011
Nonaccrual loans:
Commercial mortgages	$2,597	$5,709
Commercial construction and development	—	—
Other commercial	3,405	3,708
Residential real estate mortgages	8,659	10,614
Consumer	1,081	1,206
Total nonaccrual loans	15,742	21,237
Nonaccrual investment securities	767	887
Property acquired through foreclosure or repossession, net	2,332	2,647
Total nonperforming assets	$18,841	$24,771

Nonperforming assets to total assets	0.62%	0.81%
Nonperforming loans to total loans	0.71%	0.99%
Total past due loans to total loans	0.92%	1.22%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets decreased to $18.8 million, or 0.62% of total assets, at June 30, 2012, from $24.8 million, or 0.81% of total assets, at December 31, 2011.

Nonaccrual loans totaled $15.7 million at June 30, 2012, down by $5.5 million in the first six months of 2012, reflecting net decreases in all categories, particularly commercial mortgages and residential real estate mortgages. Property acquired through foreclosure or repossession amounted to $2.3 million at June 30, 2012, compared to $2.6 million at December 31, 2011. The balance at June 30, 2012 consisted of ten commercial properties and five residential properties.

Nonaccrual investment securities at June 30, 2012 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities” above.

Nonaccrual Loans
During the three and six months ended June 30, 2012, the Corporation has made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2012.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	June 30, 2012			December 31, 2011
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial:
Mortgages	$2,339	$258	$2,597	$4,995	$714	$5,709
Construction and development	—	—	—	—	—	—
Other	1,714	1,691	3,405	633	3,075	3,708
Residential real estate mortgages	4,039	4,620	8,659	6,283	4,331	10,614
Consumer	362	719	1,081	874	332	1,206
Total nonaccrual loans	$8,454	$7,288	$15,742	$12,785	$8,452	$21,237

Nonaccrual commercial mortgage loans decreased by $3.1 million from the balance at the end of 2011, largely reflecting payoffs and loans returned to accruing status in accordance with policy. As of June 30, 2012, the $2.6 million balance of nonaccrual commercial mortgage loans consisted of five relationships. The loss allocation on total nonaccrual commercial mortgage loans was $133 thousand at June 30, 2012.  All of the nonaccrual commercial mortgage loans were located in Rhode Island and Connecticut.  As of June 30, 2012, the largest nonaccrual relationship in the commercial mortgage category totaled $2.3 million and is secured by several properties, including office, light industrial and retail space.  This relationship was collateral dependent and based on the fair value of the underlying collateral, a $126 thousand loss allocation on this relationship was deemed necessary at June 30, 2012.  The Bank has additional accruing commercial real estate and residential mortgage loans totaling $4.6 million to this borrower.  These additional loans have performed in accordance with terms of the loans and were not past due as of June 30, 2012.

Nonaccrual other commercial loans amounted to $3.4 million at June 30, 2012, down by $303 thousand from the December 31, 2011 balance of $3.7 million.  The loss allocation on these loans was $391 thousand at June 30, 2012. The largest nonaccrual relationship in the other commercial category was $1.2 million at June 30, 2012. This relationship was collateral dependent and secured by retail properties. Based on the fair value of the underlying collateral, a loss allocation of $115 thousand was deemed necessary as of June 30, 2012.

Nonaccrual residential mortgage loans decreased by $1.9 million from the balance at the end of 2011.  As of June 30, 2012, the $8.7 million balance of nonaccrual residential mortgage loans consisted of 31 loans, with $6.9 million located in Rhode Island and Massachusetts.  The loss allocation on total nonaccrual residential mortgages was $1.6 million at June 30, 2012.  Included in total nonaccrual residential mortgages at June 30, 2012 were 16 loans purchased for portfolio and serviced by others amounting to $4.8 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Nonaccrual consumer loans decreased by $125 thousand from the balance at the end of 2011, reflecting decreases in nonaccrual home equity lines and loans.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	% (1)	Amount	% (1)
Commercial real estate loans	$2,983	0.44%	$6,931	1.09%
Other commercial loans	2,997	0.59%	5,375	1.10%
Residential real estate mortgages	10,608	1.51%	11,757	1.68%
Consumer loans	3,699	1.16%	2,210	0.69%
Total past due loans	$20,287	0.92%	$26,273	1.22%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of June 30, 2012, total past due loans amounted to $20.3 million, or 0.92% of total loans, down by $6.0 million from December 31, 2011.

Included in past due loans as of June 30, 2012 were nonaccrual loans of $12.7 million.  All loans 90 days or more past due at June 30, 2012 and December 31, 2011 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of June 30, 2012, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The carrying amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Jun 30, 2012	Dec 31, 2011
Accruing troubled debt restructured loans:
Commercial mortgages	$1,251	$6,389
Other commercial	6,916	6,625
Residential real estate mortgages	570	1,481
Consumer	159	171
Accruing troubled debt restructured loans	8,896	14,666
Nonaccrual troubled debt restructured loans:
Commercial mortgages	—	91
Other commercial	2,317	2,154
Residential real estate mortgages	2,028	2,615
Consumer	47	106
Nonaccrual troubled debt restructured loans	4,392	4,966
Total troubled debt restructured loans	$13,288	$19,632

As of June 30, 2012, loans classified as troubled debt restructurings totaled $13.3 million, down by $6.3 million from the balance at December 31, 2011. The net decrease in troubled debt restructured loans reflected declassifications from troubled debt restructuring status and paydowns, offset, in part, by loans restructured during the first half of 2012.

At June 30, 2012, the largest troubled debt restructured relationship consisted of three accruing other commercial loans with a carrying value of $4.7 million, secured by real estate and marketable securities. This restructuring took place in the fourth quarter of 2011 and included a below market rate concession and modification of certain payment terms. In connection with this restructuring, a principal payment of $4.9 million was also received during the fourth quarter of 2011.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2012 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $12.6 million in potential problem loans at June 30, 2012, compared to $7.4 million at December 31, 2011.  The increase from the end of 2011 primarily reflects one commercial mortgage relationship totaling $5.4 million that was downgraded in the first quarter of 2012 to a risk rating of “classified” from “special mention” based on management's assessment of potential weakness in future year cash flow to be generated by the underlying property. Approximately 88% of the potential problem loans at June 30, 2012 consisted of three commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

As of June 30, 2012, the allowance for loan losses was $30.4 million, or 1.38% of total loans, compared to $29.8 million, or 1.39% of total loans at December 31, 2011.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

The estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, (1) identification of loss allocations for individual loans deemed to be impaired in accordance with GAAP, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators, and (3) general loss allocations, classified as an "unallocated" portion of the total allowance, for measurement imprecision attributable to uncertainty in the economic environment and ever changing conditions, as well as qualitative and quantitative assessments of other environmental factors.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We analyze historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios as of the balance sheet date.  Revisions to loss allocation factors are not retroactively applied.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Jun 30, 2012	Dec 31, 2011
Collateral dependent impaired loans (1)	$14,550	$22,316
Impaired loans measured on discounted cash flow method (2)	4,213	6,717
Total impaired loans	$18,763	$29,033

(1)	Net of partial charge-offs of $1.8 million and $2.3 million, respectively, at June 30, 2012 and December 31, 2011.

(2)	Net of partial charge-offs of $209 thousand and $328 thousand, respectively, at June 30, 2012 and December 31, 2011.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired.  The loss allocation on impaired loans amounted to $1.3 million and $1.8 million, respectively, at June 30, 2012 and December 31, 2011.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

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

For the three and six months ended June 30, 2012, the loan loss provision totaled $600 thousand and $1.5 million, respectively, compared to $1.2 million and $2.7 million, respectively, for the same periods in 2011.  The provision for loan losses was based on management’s assessment of trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation.  For the three and six months ended June 30, 2012, net charge-offs totaled $197 thousand and $854 thousand, respectively, compared to $956 thousand and $1.9 million, respectively, for the same periods in 2011.  Commercial and commercial real estate loan net charge-offs amounted to 58% of total net charge-offs in the six months ended June 30, 2012, compared to 78% for the same period in 2011.

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.  While management believes that the level of allowance for loan losses at June 30, 2012 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table presents the allocation of the allowance for loan losses as of the dates indicated:

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$8,945	30%	$8,195	29%
Construction and development	164	1	95	1
Other	6,239	23	6,200	22
Residential real estate:
Mortgage	4,595	31	4,575	32
Homeowner construction	118	1	119	1
Consumer	2,381	14	2,452	15
Unallocated	8,006	—	8,166	—
Balance at end of period	$30,448	100%	$29,802	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

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

Deposits
Washington Trust offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue. Total deposits amounted to $2.1 billion at June 30, 2012, up by $4.1 million from the balance at December 31, 2011.

Demand deposits totaled $321.5 million at June 30, 2012, down by $18.3 million, or 5%, from the balance at December 31, 2011.  NOW account balances increased by $6.1 million, or 2%, and totaled $263.1 million at June 30, 2012.  Money market accounts totaled $388.7 million at June 30, 2012, down by $18.1 million, or 4%, from the balance at December 31, 2011, reflecting a seasonal decrease in government deposits.  During the first six months of 2012, savings deposits increased by $20.9 million, or 9%, and amounted to $264.8 million at June 30, 2012.

Time deposits (including brokered certificates of deposit) amounted to $892.4 million at June 30, 2012, up by $13.6 million, or 2%, from the balance at December 31, 2011.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $789.7 million and $788.7, respectively, at June 30, 2012 and December 31, 2011.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Included in in-market time deposits at June 30, 2012 were CDARS reciprocal time deposits of $189.9 million, which were up by $6.0 million from December 31, 2011.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $524.0 million at June 30, 2012, down by $16.5 million from the balance at the end of 2011.

The decline in FHLBB advances from the balance at December 31, 2011 included certain balance sheet management transactions described in Note 8 to the Consolidated Financial Statements.

Other borrowings of the Corporation decreased by $19.3 million from the balance at the end of 2011, reflecting the maturity of securities sold under repurchase agreements totaling $19.5 million.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 70% of total average assets in the six months ended June 30, 2012.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the six months ended June 30, 2012.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the six months ended June 30, 2012, net cash used in financing activities amounted to $37.9 million.  FHLBB advances and other borrowings decreased by $16.5 million and $19.3 million, respectively, while total deposits increased by $4.1 million in the first six months of 2012.  Net cash used in investing activities totaled $2.7 million for the six months ended June 30, 2012.  Proceeds from the sale of securities as well as maturities and principal payments received were offset primarily by loan growth.  Net cash provided by operating activities amounted to $24.1 million for the six months ended June 30, 2012, most of which was generated by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $292.7 million at June 30, 2012, compared to $281.4 million at December 31, 2011.

The ratio of total equity to total assets amounted to 9.63% at June 30, 2012.  This compares to a ratio of 9.18% at December 31, 2011.  Book value per share at June 30, 2012 and December 31, 2011 amounted to $17.89 and $17.27, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of June 30, 2012, the Bancorp and the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 9 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at June 30, 2012:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$523,989	$155,441	$86,745	$219,262	$62,541
Junior subordinated debentures	32,991	—	—	—	32,991
Operating lease obligations	20,706	2,261	4,320	2,920	11,205
Software licensing arrangements	4,621	2,027	2,027	567	—
Other borrowings	481	282	89	105	5
Total contractual obligations	$582,788	$160,011	$93,181	$222,854	$106,742

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)
All FHLBB advances are shown in the period corresponding to their scheduled maturity.  Some FHLBB advances are callable at earlier dates.  See Note 8 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$221,163	$134,790	$37,559	$2,042	$46,772
Home equity lines	183,895	885	—	—	183,010
Other loans	33,395	26,216	1,493	5,686	—
Standby letters of credit	8,777	8,677	100	—	—
Forward loan commitments to:
Originate loans	83,633	83,633	—	—	—
Sell loans	106,340	106,340	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	60,958	9,457	39,006	5,832	6,663
Mirror swaps with counterparties	60,958	9,457	39,006	5,832	6,663
Interest rate risk management contract:
Interest rate swap contracts	32,991	10,310	—	22,681	—
Total commitments	$792,110	$389,765	$117,164	$42,073	$243,108

Off-Balance Sheet Arrangements
For information on financial instruments with off-balance sheet risk and derivative financial instruments see Notes 10 and 17 to the Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2012 and December 31, 2011, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2012 and December 31, 2011.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2012		December 31, 2011
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.34)%	(7.30)%	(2.29)%	(6.70)%
100 basis point rate increase	2.10%	3.68%	2.06%	3.25%
200 basis point rate increase	4.46%	7.04%	4.13%	5.88%
300 basis point rate increase	5.70%	7.37%	5.45%	6.40%

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2012 and December 31, 2011 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (noncallable)	$616	($1,188)
States and political subdivisions	2,222	(4,188)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2,159	(14,313)
Trust preferred debt and other corporate debt securities	316	770
Total change in market value as of June 30, 2012	$5,313	($18,919)

Total change in market value as of December 31, 2011	$8,138	($21,724)

See Notes 10 and 17 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended June 30, 2012.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	2012 Annual Performance Plan - Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32991), as filed with the Securities and Exchange Commission on June 20, 2012. (1) (2)
10.2
Compensatory agreement with James M. Hagerty, dated June 20, 2012 - Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32991), as filed with the Securities and Exchange Commission on June 28, 2012. (1) (2)

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
101
The following materials from Washington Trust Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (4)

____________________

(1)
Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Exchange Act, reference is made to the documents previously filed with the Securities and Exchange Commission, which are incorporated by reference herein.

(2)	Management contract or compensatory plan or arrangement.

(3)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

(4)
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 7, 2012	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	August 7, 2012	By:	/s/ David V. Devault
David V. Devault
Senior Executive Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	2012 Annual Performance Plan - Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32991), as filed with the Securities and Exchange Commission on June 20, 2012. (1) (2)
10.2
Compensatory agreement with James M. Hagerty, dated June 20, 2012 - Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32991), as filed with the Securities and Exchange Commission on June 28, 2012. (1) (2)

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
101
The following materials from Washington Trust Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (4)

____________________

(1)
Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Exchange Act, reference is made to the documents previously filed with the Securities and Exchange Commission, which are incorporated by reference herein.

(2)	Management contract or compensatory plan or arrangement.

(3)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

(4)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.