Form 10-Q
period 2012-09-30
WASHINGTON TRUST BANCORP INC
filed 2012-11-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2012 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock of the registrant outstanding as of November 2, 2012 was 16,371,272.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS (unaudited)	except par value)

	September 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$49,935	$82,238
Short-term investments	3,599	4,782
Mortgage loans held for sale, at fair value; amortized cost $33,737 in 2012 and $19,624 in 2011	35,409	20,340
Securities:
Available for sale, at fair value; amortized cost $424,194 in 2012 and $524,036 in 2011	440,289	541,253
Held to maturity, at cost; fair value $45,031 in 2012 and $52,499 in 2011	43,569	52,139
Total securities	483,858	593,392
Federal Home Loan Bank stock, at cost	40,418	42,008
Loans:
Commercial	1,219,327	1,124,628
Residential real estate	715,412	700,414
Consumer	321,958	322,117
Total loans	2,256,697	2,147,159
Less allowance for loan losses	30,752	29,802
Net loans	2,225,945	2,117,357
Premises and equipment, net	27,482	26,028
Investment in bank-owned life insurance	54,344	53,783
Goodwill	58,114	58,114
Identifiable intangible assets, net	6,346	6,901
Other assets	63,418	59,155
Total assets	$3,048,868	$3,064,098
Liabilities:
Deposits:
Demand deposits	$352,330	$339,809
NOW accounts	267,495	257,031
Money market accounts	459,671	406,777
Savings accounts	268,191	243,904
Time deposits	886,972	878,794
Total deposits	2,234,659	2,126,315
Federal Home Loan Bank advances	417,675	540,450
Junior subordinated debentures	32,991	32,991
Other borrowings	229	19,758
Other liabilities	64,920	63,233
Total liabilities	2,750,474	2,782,747
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,371,272 shares in 2012 and 16,292,471 shares in 2011	1,023	1,018
Paid-in capital	90,829	88,030
Retained earnings	208,639	194,198
Accumulated other comprehensive loss	(2,097)	(1,895)
Total shareholders’ equity	298,394	281,351
Total liabilities and shareholders’ equity	$3,048,868	$3,064,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2012	2011	2012	2011
	Interest income:
	Interest and fees on loans	$25,840	$25,069	$76,547	$74,035
Interest on securities:	Taxable	3,672	4,640	12,118	14,282
	Nontaxable	660	746	2,035	2,273
	Dividends on corporate stock and Federal Home Loan Bank stock	52	64	207	197
	Other interest income	27	15	64	52
	Total interest income	30,251	30,534	90,971	90,839
	Interest expense:
	Deposits	3,391	3,808	10,210	12,040
	Federal Home Loan Bank advances	3,726	4,539	11,809	13,956
	Junior subordinated debentures	393	393	1,176	1,175
	Other interest expense	5	245	244	728
	Total interest expense	7,515	8,985	23,439	27,899
	Net interest income	22,736	21,549	67,532	62,940
	Provision for loan losses	600	1,000	2,100	3,700
	Net interest income after provision for loan losses	22,136	20,549	65,432	59,240
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	5,877	5,547	17,474	17,045
	Mutual fund fees	1,024	1,035	3,051	3,293
	Financial planning, commissions and other service fees	292	209	1,326	1,043
	Wealth management services	7,193	6,791	21,851	21,381
	Service charges on deposit accounts	833	821	2,356	2,662
	Merchant processing fees	3,207	3,223	7,927	7,849
	Card interchange fees	675	597	1,844	1,665
	Income from bank-owned life insurance	1,006	488	1,969	1,446
	Net gains on loan sales and commissions on loans originated for others	3,504	1,077	9,616	2,139
	Net realized gains on securities	—	—	299	197
	Net gains (losses) on interest rate swap contracts	63	(47)	87	(6)
	Equity in earnings (losses) of unconsolidated subsidiaries	27	(144)	114	(433)
	Other income	413	308	1,473	1,229
	Noninterest income, excluding other-than-temporary impairment losses	16,921	13,114	47,536	38,129
	Total other-than-temporary impairment losses on securities	—	—	(85)	(54)
	Portion of loss recognized in other comprehensive income (before tax)	—	(158)	(124)	(137)
	Net impairment losses recognized in earnings	—	(158)	(209)	(191)
	Total noninterest income	16,921	12,956	47,327	37,938
	Noninterest expense:
	Salaries and employee benefits	15,214	12,912	44,125	37,138
	Net occupancy	1,468	1,362	4,521	3,919
	Equipment	1,168	1,092	3,418	3,211
	Merchant processing costs	2,707	2,781	6,690	6,795
	Outsourced services	845	863	2,660	2,610
	FDIC deposit insurance costs	427	427	1,311	1,614
	Legal, audit and professional fees	598	430	1,599	1,389
	Advertising and promotion	445	561	1,295	1,341
	Amortization of intangibles	182	230	555	705
	Foreclosed property costs	136	45	604	549
	Debt prepayment penalties	1,173	—	2,134	221
	Other expenses	1,927	1,892	6,005	6,107
	Total noninterest expense	26,290	22,595	74,917	65,599
	Income before income taxes	12,767	10,910	37,842	31,579
	Income tax expense	3,867	3,328	11,791	9,632
	Net income	$8,900	$7,582	$26,051	$21,947

	Weighted average common shares outstanding - basic	16,366	16,278	16,351	16,242
	Weighted average common shares outstanding - diluted	16,414	16,294	16,392	16,269
Per share information:	Basic earnings per common share	$0.54	$0.46	$1.59	$1.35
	Diluted earnings per common share	$0.54	$0.46	$1.58	$1.34
	Cash dividends declared per share	$0.24	$0.22	$0.70	$0.66

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months		Nine Months
Periods ended September 30,	2012	2011	2012	2011
Net income	$8,900	$7,582	$26,051	$21,947
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized (losses) gains on securities arising during the period	(218)	(310)	(676)	3,315
Less: reclassification adjustment for net gains on securities realized in net income	—	—	138	92
Net unrealized (losses) gains on securities available for sale	(218)	(310)	(814)	3,223
Reclassification adjustment for change in non-credit portion of OTTI realized losses transferred to net income	—	101	80	88
Cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(127)	(498)	(331)	(917)
Less: reclassification adjustment for amount of gains on cash flow hedges realized in net income	113	123	336	368
Net unrealized (losses) gains on cash flow hedges	(14)	(375)	5	(549)
Defined benefit plan obligation adjustment	171	60	527	181
Total other comprehensive (loss) income, net of tax	(61)	(524)	(202)	2,943
Total comprehensive income	$8,839	$7,058	$25,849	$24,890

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	16,172	$1,011	$84,889	$178,939	$4,025	$268,864
Net income				21,947		21,947
Total other comprehensive income, net of tax					2,943	2,943
Cash dividends declared				(10,844)		(10,844)
Share-based compensation			1,037			1,037
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	74	4	789			793
Shares issued – dividend reinvestment plan	33	2	752			754
Balance at September 30, 2011	16,279	$1,017	$87,467	$190,042	$6,968	$285,494

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2012	16,292	$1,018	$88,030	$194,198	($1,895)	$281,351
Net income				26,051		26,051
Total other comprehensive loss, net of tax					(202)	(202)
Cash dividends declared				(11,610)		(11,610)
Share-based compensation			1,404			1,404
Deferred compensation plan	10	1	145			146
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	69	4	1,250			1,254
Balance at September 30, 2012	16,371	$1,023	$90,829	$208,639	($2,097)	$298,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,	2012	2011
	Cash flows from operating activities:
	Net income	$26,051	$21,947
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	2,100	3,700
	Depreciation of premises and equipment	2,370	2,325
	Foreclosed and repossessed property valuation adjustments	298	392
	Net gain on sale of bank property	(358)	(208)
	Net amortization of premium and discount	1,679	1,149
	Net amortization of intangibles	555	705
	Share-based compensation	1,404	1,037
	Income from bank-owned life insurance	(1,969)	(1,446)
	Net gains on loan sales and commissions on loans originated for others	(9,616)	(2,139)
	Net realized gains on securities	(299)	(197)
	Net impairment losses recognized in earnings	209	191
	Net (gains) losses on interest rate swap contracts	(87)	6
	Equity in (earnings) losses of unconsolidated subsidiaries	(114)	433
	Proceeds from sales of loans	336,919	94,803
	Loans originated for sale	(344,532)	(101,795)
	(Increase) decrease in other assets	(7,567)	877
	Increase (decrease) in other liabilities	1,711	(3,328)
	Net cash provided by operating activities	8,754	18,452
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	—	(94,352)
	Other investment securities available for sale	—	(5,000)
	Mortgage-backed securities held to maturity	—	(11,954)
Proceeds from sale of:	Mortgage-backed securities available for sale	6,247	42,783
	Other investment securities available for sale	6,338	2,940
Maturities and principal payments of:	Mortgage-backed securities available for sale	85,059	81,613
	Other investment securities available for sale	911	355
	Mortgage-backed securities held to maturity	8,138	106
	Remittance of Federal Home Loan Bank stock	1,590	—
	Net increase in loans	(103,402)	(90,613)
	Purchases of loans, including purchased interest	(5,007)	(3,745)
	Proceeds from the sale of property acquired through foreclosure or repossession	3,146	2,133
	Purchases of premises and equipment	(4,513)	(2,237)
	Net proceeds from the sale of bank property	1,571	1,279
	Proceeds from bank-owned life insurance	1,419	—
	Equity investments in real estate limited partnerships	—	(449)
	Net cash provided by (used in) investing activities	1,497	(77,141)
	Cash flows from financing activities:
	Net increase in deposits	108,344	49,820
	Net decrease in other borrowings	(19,529)	(2,401)
	Proceeds from Federal Home Loan Bank advances	472,930	333,975
	Repayment of Federal Home Loan Bank advances	(595,705)	(338,599)
	Proceeds from the issuance of common stock under dividend reinvestment plan	—	754
	Proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	1,251	725
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	149	68
	Cash dividends paid	(11,177)	(10,603)
	Net cash (used in) provided by financing activities	(43,737)	33,739
	Net decrease in cash and cash equivalents	(33,486)	(24,950)
	Cash and cash equivalents at beginning of period	87,020	92,736
	Cash and cash equivalents at end of period	$53,534	$67,786

	Noncash Investing and Financing Activities:
	Loans charged off	$1,801	$2,914
	Loans transferred to property acquired through foreclosure or repossession	3,255	1,251
Supplemental Disclosures:
	Interest payments	$22,869	$26,941
	Income tax payments	12,729	9,799

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Information
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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of September 30, 2012 and December 31, 2011, respectively, and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

(2)	Recently Issued Accounting Pronouncements
Fair Value Measurement – Topic 820
Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), was issued in May 2011. The amendments in ASU 2011-04 added language to clarify many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements, as well as prescribed additional disclosures for Level 3 fair value measurements and financial instruments not carried at fair value. For many of the requirements, the Financial Accounting Standards Board (“FASB”) did not intend for ASU 2011-04 to result in a change in the application of the requirements in GAAP. The amendments required by ASU 2011-04 were to be applied prospectively and were effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Corporation adopted ASU 2011-04 in the first quarter of 2012, provided the additional disclosures required and made the election to use the exception permitted with respect to measuring counterparty credit risk on our interest rate derivative contracts. See Note 10 to the Unaudited Consolidated Financial Statements for additional information. The adoption of ASU 2011-04 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

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

Intangibles-Goodwill and Other – Topic 350
Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Assets for Impairment” (“ASU 2012-02”), was issued in July 2012. The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived asset categories by simplifying how an entity performs the testing of those assets. Similar to the amendments to goodwill impairment testing issued in September 2011, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The provisions of ASU 2012-02 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

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
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of this reserve requirement may be satisfied with vault cash. Reserve balances amounted to $4.4 million at September 30, 2012 and $5.1 million at December 31, 2011 and are included in cash and due from banks in the Consolidated Statements of Condition.

As of September 30, 2012 and December 31, 2011, cash and due from banks included interest-bearing deposits in other banks of $12.8 million and $41.6 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(4)	Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security at September 30, 2012 and December 31, 2011.

(Dollars in thousands)
September 30, 2012	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,451	$2,584	$—	$32,035
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	277,432	18,394	—	295,826
States and political subdivisions	68,700	4,913	—	73,613
Trust preferred securities:
Individual name issuers	30,667	—	(7,231)	23,436
Collateralized debt obligations	4,047	—	(3,117)	930
Corporate bonds	13,897	585	(33)	14,449
Total securities available for sale	$424,194	$26,476	($10,381)	$440,289
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$43,569	$1,462	$—	$45,031
Total securities held to maturity	$43,569	$1,462	$—	$45,031
Total securities	$467,763	$27,938	($10,381)	$485,320

(Dollars in thousands)
December 31, 2011	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,429	$3,404	$—	$32,833
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	369,946	19,712	—	389,658
States and political subdivisions	74,040	5,453	—	79,493
Trust preferred securities:
Individual name issuers	30,639	—	(8,243)	22,396
Collateralized debt obligations	4,256	—	(3,369)	887
Corporate bonds	13,872	813	(403)	14,282
Perpetual preferred stocks (2)	1,854	—	(150)	1,704
Total securities available for sale	$524,036	$29,382	($12,165)	$541,253
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$52,139	$360	$—	$52,499
Total securities held to maturity	$52,139	$360	$—	$52,499
Total securities	$576,175	$29,742	($12,165)	$593,752
(1)    Net of other-than-temporary impairment losses.
(2)    Callable at the discretion of the issuer.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Securities available for sale (“AFS”) and held to maturity (“HTM”) with a fair value of $449.7 million and $558.2 million, respectively, were pledged to secure borrowings with the Federal Home Loan Bank of Boston ("FHLBB"), potential borrowings with the FRB, certain public deposits and for other purposes at September 30, 2012 and December 31, 2011.

The following table presents a roll forward of the balance of credit-related impairment losses on debt securities, for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2012	2011	2012	2011
Balance at beginning of period	$3,313	$2,946	$3,104	$2,913
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	—	158	209	191
Balance at end of period	$3,313	$3,104	$3,313	$3,104

There were no credit-related impairment losses recognized in earnings on debt securities in the three months ended September 30, 2012, while credit-related impairment losses of $158 thousand were recognized in earnings in the same period of 2011. For the nine months ended September 30, 2012 and 2011, credit-related impairment losses recognized in earnings on debt securities totaled $209 thousand and $191 thousand, respectively. The anticipated cash flows expected to be collected from these pooled trust preferred debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.

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

The following table summarizes temporarily impaired securities at September 30, 2012, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2012	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	$—	$—	11	$23,436	($7,231)	11	$23,436	($7,231)
Collateralized debt obligations	—	—	—	2	930	(3,117)	2	930	(3,117)
Corporate bonds	2	4,966	(33)	—	—	—	2	4,966	(33)
Subtotal, debt securities	2	4,966	(33)	13	24,366	(10,348)	15	29,332	(10,381)
Total temporarily impaired securities	2	$4,966	($33)	13	$24,366	($10,348)	15	$29,332	($10,381)

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

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at September 30, 2012 were 11 trust preferred security holdings issued by seven individual companies in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $7.2 million at September 30, 2012.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of September 30, 2012, trust preferred debt securities with an amortized cost of $11.8 million and unrealized losses of $2.9 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations
Washington Trust has two pooled trust preferred holdings in the form of collateralized debt obligations with a total amortized cost of $4.0 million and aggregate unrealized losses of $3.1 million at September 30, 2012.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both of these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

during recent months, causing prices for these securities holdings to remain at low levels.

As of September 30, 2012, one of the pooled trust preferred securities had an amortized cost of $2.8 million.  This security was placed on nonaccrual status in March 2009. The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010.  The September 30, 2012 amortized cost was net of $2.1 million of credit-related impairment losses previously recognized in earnings, reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $2.1 million were credit-related impairment losses of $209 thousand recorded in the first quarter of 2012. As of September 30, 2012, this security has unrealized losses of $2.2 million and a below investment grade rating of “Ca” by Moody’s Investors Service Inc. (“Moody’s”).  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. The analysis of the expected cash flows for this security as of September 30, 2012 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.

As of September 30, 2012, the second pooled trust preferred security held by Washington Trust had an amortized cost of $1.3 million.  This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The September 30, 2012 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  As of September 30, 2012, this security has unrealized losses of $1.0 million and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. The analysis of the expected cash flows for this security as of September 30, 2012 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.

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

Corporate Bonds
At September 30, 2012, Washington Trust had two corporate bond holdings with unrealized losses of $33 thousand. These investment grade corporate bonds, maturing in three years, represent large financial corporations with potential exposure to the European markets. The unrealized losses on these securities are attributable to the increased risk premium required in the current economic environment.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

As of September 30, 2012, the amortized cost of debt securities by maturity is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.  Included in the securities portfolio at September 30, 2012 were debt securities with an amortized cost balance of $91.9 million and a fair value of $85.5 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from three to twenty-five years, with call features ranging from one month to five years.

(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$29,451	$—	$—	$29,451
Weighted average yield	—%	5.40%	—%	—%	5.40%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	92,691	145,406	33,912	5,423	277,432
Weighted average yield	4.27%	3.83%	2.44%	2.54%	3.78%
State and political subdivisions:
Amortized cost	3,852	64,045	803	—	68,700
Weighted average yield	3.62%	3.91%	3.81%	—%	3.89%
Trust preferred securities:
Amortized cost (1)	—	—	—	34,714	34,714
Weighted average yield	—%	—%	—%	1.72%	1.72%
Corporate bonds:
Amortized cost	3,199	10,698	—	—	13,897
Weighted average yield	6.31%	4.68%	—%	—%	5.05%
Total debt securities available for sale:
Amortized cost	$99,742	$249,600	$34,715	$40,137	$424,194
Weighted average yield	4.31%	4.07%	2.48%	1.83%	3.78%
Fair value	$103,908	$258,863	$37,021	$40,497	$440,289
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$10,635	$22,407	$8,376	$2,151	$43,569
Weighted average yield	2.48%	2.36%	2.24%	1.19%	2.31%
Fair value	$10,992	$23,159	$8,657	$2,223	$45,031

(1)	Net of other-than-temporary impairment losses.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$693,221	31%	$624,813	29%
Construction and development (2)	25,132	1	10,955	1
Other (3)	500,974	22	488,860	22
Total commercial	1,219,327	54	1,124,628	52
Residential real estate:
Mortgages (4)	692,659	31	678,582	32
Homeowner construction	22,753	1	21,832	1
Total residential real estate	715,412	32	700,414	33
Consumer:
Home equity lines (5)	227,549	10	223,430	10
Home equity loans (5)	39,452	2	43,121	2
Other (6)	54,957	2	55,566	3
Total consumer	321,958	14	322,117	15
Total loans (7)	$2,256,697	100%	$2,147,159	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of September 30, 2012 and December 31, 2011, $250.1 million and $107.1 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 8).

(2)	Loans for construction of residential and commercial properties and for land development.

(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. As of September 30, 2012, $54.3 million and $32.7 million, respectively, of these loans were pledged as collateral for FHLBB borrowings and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2011 were $27.2 million and $42.1 million, respectively (see Note 8).

(4)	As of September 30, 2012 and December 31, 2011, $599.6 million and $611.8 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 8).

(5)	As of September 30, 2012 and December 31, 2011, $191.2 million and $165.4 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 8).

(6)	Fixed-rate consumer installment loans.

(7)
Includes net unamortized loan origination costs of $39 thousand and $31 thousand, respectively, and net unamortized premiums on purchased loans of $76 thousand and $67 thousand, respectively, at September 30, 2012 and December 31, 2011.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following is a summary of nonaccrual loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Sep 30, 2012	Dec 31, 2011
Commercial:
Mortgages	$5,956	$5,709
Construction and development	—	—
Other	3,201	3,708
Residential real estate:
Mortgages	7,127	10,614
Homeowner construction	—	—
Consumer:
Home equity lines	1,013	718
Home equity loans	376	335
Other	74	153
Total nonaccrual loans	$17,747	$21,237
Accruing loans 90 days or more past due	$—	$—

As of September 30, 2012 and December 31, 2011, nonaccrual loans of $3.3 million and $3.6 million, respectively, were current as to the payment of principal and interest.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
September 30, 2012	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$3,978	$874	$2,495	$7,347	$685,874	$693,221
Construction and development	—	—	—	—	25,132	25,132
Other	2,719	1,169	1,366	5,254	495,720	500,974
Residential real estate:
Mortgages	2,368	821	3,924	7,113	685,546	692,659
Homeowner construction	—	—	—	—	22,753	22,753
Consumer:
Home equity lines	1,546	914	528	2,988	224,561	227,549
Home equity loans	296	241	250	787	38,665	39,452
Other	34	58	33	125	54,832	54,957
Total loans	$10,941	$4,077	$8,596	$23,614	$2,233,083	$2,256,697

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	Days Past Due
December 31, 2011	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$1,621	$315	$4,995	$6,931	$617,882	$624,813
Construction and development	—	—	—	—	10,955	10,955
Other	3,760	982	633	5,375	483,485	488,860
Residential real estate:
Mortgages	3,969	1,505	6,283	11,757	666,825	678,582
Homeowner construction	—	—	—	—	21,832	21,832
Consumer:
Home equity lines	645	210	525	1,380	222,050	223,430
Home equity loans	362	46	202	610	42,511	43,121
Other	66	7	147	220	55,346	55,566
Total loans	$10,423	$3,065	$12,785	$26,273	$2,120,886	$2,147,159

Included in past due loans as of September 30, 2012 and December 31, 2011, were nonaccrual loans of $14.5 million and $17.6 million, respectively.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following is a summary of impaired loans, as of the dates indicated:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
No Related Allowance Recorded:
Commercial:
Mortgages	$914	$7,093	$915	$7,076	$—	$—
Construction and development	—	—	—	—	—	—
Other	2,140	1,622	2,136	1,620	—	—
Residential real estate:
Mortgages	2,641	2,383	2,678	2,471	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$5,695	$11,098	$5,729	$11,167	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$14,205	$5,023	$15,641	$6,760	$939	$329
Construction and development	—	—	—	—	—	—
Other	7,960	8,739	8,611	9,740	571	839
Residential real estate:
Mortgages	1,711	3,606	2,029	4,138	510	495
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	188	278	255	373	1	82
Home equity loans	122	130	145	153	1	1
Other	163	205	171	227	1	69
Subtotal	$24,349	$17,981	$26,852	$21,391	$2,023	$1,815
Total impaired loans	$30,044	$29,079	$32,581	$32,558	$2,023	$1,815
Total:
Commercial	$25,219	$22,477	$27,303	$25,196	$1,510	$1,168
Residential real estate	4,352	5,989	4,707	6,609	510	495
Consumer	473	613	571	753	3	152
Total impaired loans	$30,044	$29,079	$32,581	$32,558	$2,023	$1,815

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs. For impaired accruing loans (including those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest. As of September 30, 2012 and December 31, 2011, recorded investment in impaired loans included accrued interest of $53 thousand and $46 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the average recorded investment and interest income recognized on impaired loans segregated by loan class for the periods indicated:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended September 30,	2012	2011	2012	2011
Commercial:
Mortgages	$9,611	$14,150	$71	$111
Construction and development	—	—	—	—
Other	10,176	7,330	73	80
Residential real estate:
Mortgages	4,400	5,822	21	38
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	121	116	—	1
Home equity loans	120	167	2	3
Other	144	245	2	4
Totals	$24,572	$27,830	$169	$237

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Nine months ended September 30,	2012	2011	2012	2011
Commercial:
Mortgages	$8,795	$15,829	$176	$433
Construction and development	—	—	—	—
Other	10,756	9,109	231	291
Residential real estate:
Mortgages	4,867	5,658	66	127
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	167	106	2	4
Home equity loans	138	340	5	14
Other	151	236	7	12
Totals	$24,874	$31,278	$487	$881
At September 30, 2012, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $20.7 million and $19.7 million, respectively, at September 30, 2012 and December 31, 2011. Included in these amounts was accrued interest of $51 thousand and $46 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $1.1 million and $858 thousand, respectively, at September 30, 2012 and December 31, 2011.

The following table presents loans modified as a troubled debt restructuring during the three months ended September 30, 2012 and 2011.

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended September 30,	2012	2011	2012	2011	2012	2011
Commercial:
Mortgages	2	—	$8,183	$—	$8,183	$—
Residential real estate:
Mortgages	—	1	—	139	—	139
Consumer:
Home equity loans	—	1	—	28	—	28
Totals	2	2	$8,183	$167	$8,183	$167

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

The following table presents loans modified as a troubled debt restructuring during the nine months ended September 30, 2012 and 2011.

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Nine months ended September 30,	2012	2011	2012	2011	2012	2011
Commercial:
Mortgages	5	2	$9,044	$215	$9,044	$215
Other	7	7	1,625	1,293	1,625	1,293
Residential real estate:
Mortgages	2	6	651	1,449	651	1,449
Consumer:
Home equity loans	—	1	—	28	—	—
Other	2	1	5	117	5	145
Totals	16	17	$11,325	$3,102	$11,325	$3,102

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table provides information on how loans were modified as a troubled debt restructuring during the three and nine months ended September 30, 2012 and 2011.

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2012	2011	2012	2011
Payment deferral	$—	$139	$240	$2,184
Maturity / amortization concession	—	28	917	694
Interest only payments	—	—	361	15
Below market interest rate concession	—	—	1,426	—
Combination (1)	8,183	—	8,381	209
Total	$8,183	$167	$11,325	$3,102

(1)
Loans included in this classification had a combination of any two of the concessions included in this table. In the third quarter of 2012 , a restructuring involving one accruing commercial real estate relationship with a carrying value of $8.2 million occurred. The restructuring included a modification of certain payment terms and a below market interest rate reduction for a temporary period on approximately $3.1 million of the total balance.

The following tables present loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the three and nine months ended September 30, 2012 and 2011.

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Three months ended September 30,	2012	2011	2012	2011
Commercial:
Other	3	9	428	894
Residential real estate:
Mortgages	2	2	670	383
Consumer:
Other	1	—	13	—
Totals	6	11	$1,111	$1,277

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Nine months ended September 30,	2012	2011	2012	2011
Commercial:
Mortgages	1	2	$195	$215
Other	3	10	428	929
Residential real estate:
Mortgages	2	2	670	383
Consumer:
Other	1	—	13	—
Totals	7	14	$1,306	$1,527

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower's financial condition, the borrower's performance with respect to loan terms, and the adequacy of collateral. As of September 30, 2012 and December 31, 2011, the weighted average risk rating of the Corporation's commercial loan portfolio was 4.81 and 4.87, respectively.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Mortgages	$653,639	$583,162	$23,424	$29,759	$16,158	$11,892
Construction and development	25,132	10,955	—	—	—	—
Other	463,527	455,577	30,534	22,731	6,913	10,552
Total commercial loans	$1,142,298	$1,049,694	$53,958	$52,490	$23,071	$22,444

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Residential Real Estate:
Accruing mortgages	$685,532	$667,968	$—	$—
Nonaccrual mortgages	3,203	4,331	3,924	6,283
Homeowner construction	22,753	21,832	—	—
Total residential real estate loans	$711,488	$694,131	$3,924	$6,283
Consumer:
Home equity lines	$227,021	$222,905	$528	$525
Home equity loans	39,202	42,919	250	202
Other	54,924	55,419	33	147
Total consumer loans	$321,147	$321,243	$811	$874

(6)	Allowance for Loan Losses
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following is an analysis of activity in the allowance for loan losses for the three months ended September 30, 2012:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,945	$164	$6,239	$15,348	$4,713	$2,381	$8,006	$30,448
Charge-offs	(258)	—	(15)	(273)	(65)	(86)	—	(424)
Recoveries	46	—	37	83	24	21	—	128
Provision	520	54	245	819	(408)	323	(134)	600
Ending Balance	$9,253	$218	$6,506	$15,977	$4,264	$2,639	$7,872	$30,752

The following is an analysis of activity in the allowance for loan losses for the three months ended September 30, 2011:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,374	$217	$6,993	$14,584	$4,471	$2,152	$8,146	$29,353
Charge-offs	(250)	—	(378)	(628)	(103)	(87)	—	(818)
Recoveries	1	—	92	93	3	10	—	106
Provision	478	(34)	(171)	273	484	315	(72)	1,000
Ending Balance	$7,603	$183	$6,536	$14,322	$4,855	$2,390	$8,074	$29,641

The following is an analysis of activity in the allowance for loan losses for the nine months ended September 30, 2012:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,195	$95	$6,200	$14,490	$4,694	$2,452	$8,166	$29,802
Charge-offs	(267)	—	(925)	(1,192)	(315)	(294)	—	(1,801)
Recoveries	436	—	74	510	97	44	—	651
Provision	889	123	1,157	2,169	(212)	437	(294)	2,100
Ending Balance	$9,253	$218	$6,506	$15,977	$4,264	$2,639	$7,872	$30,752

The following is an analysis of activity in the allowance for loan losses for the nine months ended September 30, 2011:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,330	$723	$6,495	$14,548	$4,129	$1,903	$8,003	$28,583
Charge-offs	(709)	—	(1,573)	(2,282)	(368)	(264)	—	(2,914)
Recoveries	5	—	238	243	4	25	—	272
Provision	977	(540)	1,376	1,813	1,090	726	71	3,700
Ending Balance	$7,603	$183	$6,536	$14,322	$4,855	$2,390	$8,074	$29,641

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology.

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$15,087	$939	$12,099	$329
Construction & development	—	—	—	—
Other	10,082	571	10,334	839
Residential real estate mortgages	4,350	510	5,988	495
Consumer	472	3	612	152
Subtotal	$29,991	$2,023	$29,033	$1,815
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$678,134	$8,314	$612,714	$7,866
Construction & development	25,132	218	10,955	95
Other	490,892	5,935	478,526	5,361
Residential real estate mortgages	711,062	3,754	694,426	4,199
Consumer	321,486	2,636	321,505	2,300
Subtotal	$2,226,706	$20,857	$2,118,126	$19,821
Unallocated	—	7,872	—	8,166
Total	$2,256,697	$30,752	$2,147,159	$29,802

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(7)	Time Certificates of Deposit
Scheduled maturities and weighted average interest rates paid on time certificates of deposit outstanding at September 30, 2012 were as follows:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2012 through December 31, 2012	$266,419	0.47%
2013	287,921	1.30%
2014	144,910	1.82%
2015	91,744	2.54%
2016	69,545	1.82%
2017 and after	26,433	1.76%
	$886,972

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $445.8 million at September 30, 2012. The following table represents the amount of certificates of deposit of $100 thousand or more at September 30, 2012 maturing during the periods indicated:

(Dollars in thousands)	Scheduled Maturity
October 1, 2012 to December 31, 2012	$204,833
January 1, 2013 to March 31, 2013	56,292
April 1, 2013 to September 30, 2013	49,782
October 1, 2013 and beyond	134,873
$445,780

(8)	Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $417.7 million at September 30, 2012 and $540.5 million at December 31, 2011.

In connection with the Corporation's ongoing interest rate risk management efforts, the following balance sheet management transactions have been conducted in 2012: In January 2012, the Corporation modified the terms of $31.1 million of its FHLBB advances with original maturity dates in 2014 into longer terms maturing in 2016 and 2017. In May 2012, the Corporation sold $6.0 million in mortgage-backed securities and prepaid a $5.0 million FHLBB advance with an original maturity date in 2013. The transaction resulted in net realized gains on sales of securities of $217 thousand and debt prepayment penalty expense of $203 thousand. In June 2012, the Corporation prepaid two FHLBB advances totaling $10.0 million with original maturity dates in 2015, resulting in debt prepayment penalty expense of $758 thousand. Also in June 2012, the Corporation modified terms of $36.7 million of its FHLBB advances with original maturity dates in 2014 and 2015 into longer terms maturing in 2017. In September 2012, the Corporation prepaid FHLBB advances totaling $32.4 million with original maturity dates in 2013 and 2014, resulting in debt prepayment penalty expense of $1.2 million. Also in September 2012, the Corporation modified terms of $13.0 million of its FHLBB advances with original maturity dates in 2014 and 2015 into longer terms maturing in 2017.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents maturities of and weighted average interest rates paid on FHLBB advances outstanding at September 30, 2012.

(Dollars in thousands)	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)
October 1, 2012 through December 31, 2012	$63,317	$63,317	1.26%
2013	16,129	16,129	3.10%
2014	12,850	12,850	3.62%
2015	109,682	109,682	3.48%
2016	96,587	96,587	3.61%
2017 and after	119,110	119,110	3.66%
	$417,675	$417,675

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at September 30, 2012.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  Included in the collateral specifically pledged to secure FHLBB borrowings were securities available for sale and held to maturity with a fair value of $284.1 million and $320.8 million, respectively, at September 30, 2012 and December 31, 2011.  Also included in the collateral specifically pledged to secure FHLBB borrowings were loans of $1.1 billion and $911.5 million, respectively, at September 30, 2012 and December 31, 2011.  The Corporation maintained qualified collateral substantially in excess of the amount required to collateralize the line of credit and outstanding advances at September 30, 2012 for liquidity management purposes.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

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
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios as of September 30, 2012 and December 31, 2011, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total Capital (to Risk-Weighted Assets):
Corporation	$298,553	13.18%	$181,218	8.00%	$226,522	10.00%
Bank	$293,508	12.97%	$180,995	8.00%	$226,244	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$270,204	11.93%	$90,609	4.00%	$135,913	6.00%
Bank	$265,194	11.72%	$90,498	4.00%	$135,746	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$270,204	9.11%	$118,644	4.00%	$148,305	5.00%
Bank	$265,194	8.96%	$118,452	4.00%	$148,065	5.00%
December 31, 2011
Total Capital (to Risk-Weighted Assets):
Corporation	$279,751	12.86%	$174,073	8.00%	$217,592	10.00%
Bank	$275,183	12.66%	$173,845	8.00%	$217,307	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$252,516	11.61%	$87,037	4.00%	$130,555	6.00%
Bank	$247,983	11.41%	$86,923	4.00%	$130,384	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$252,516	8.70%	$116,158	4.00%	$145,198	5.00%
Bank	$247,983	8.55%	$115,961	4.00%	$144,952	5.00%
(1)    Leverage ratio

(10)	Derivative Financial Instruments
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

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, best efforts forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell fixed-rate residential real estate mortgage loans are derivative financial instruments. Effective July 1, 2011, Washington Trust elected to carry newly originated closed residential real estate mortgage loans held for sale at fair value pursuant to Accounting Standards Codification Topic No. 825, "Financial Instruments" ("ASC 825"). Changes in fair value of the interest rate lock commitments, commitments to sell fixed-rate residential real estate mortgage loans and residential real estate mortgage loans held for sale are recognized in earnings.

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

As of September 30, 2012 and December 31, 2011, the Bancorp had three interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debentures.  The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp has pledged collateral to derivative counterparties in the form of cash totaling $1.8 million and $1.9 million, respectively, at September 30, 2012 and December 31, 2011.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The Bank has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  As of September 30, 2012 and December 31, 2011, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $65.2 million and $61.6 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2012	Dec 31, 2011	Balance Sheet Location	Sep 30, 2012	Dec 31, 2011
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$1,796	$1,802
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	Other assets	4,873	1,864	Other liabilities	—	—
Commitments to sell fixed-rate mortgage loans	Other assets	2	—	Other liabilities	6,547	2,580
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	4,115	4,513	Other liabilities	—	—
Mirror swaps with counterparties	Other assets	—	—	Other liabilities	4,249	4,669
Total		$8,990	$6,377		$12,592	$9,051

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the effect of derivative instruments in the Corporation's Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months		Nine Months			Three Months		Nine Months
Periods ended September 30,	2012	2011	2012	2011		2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts	($14)	($375)	$5	($549)	Interest Expense	$—	$—	$—	$—
Total	($14)	($375)	$5	($549)		$—	$—	$—	$—

(Dollars in thousands)		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months		Nine Months
Periods ended September 30,		2012	2011	2012	2011
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$1,810	$2,514	$3,009	$2,547
Commitments to sell fixed-rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	(2,660)	(3,304)	(3,965)	(3,810)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	340	1,373	949	2,491
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(277)	(1,419)	(862)	(2,497)
Total		($787)	($836)	($869)	($1,269)

(11)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of September 30, 2012 and December 31, 2011, securities available for sale, residential real estate mortgage loans held for sale and derivatives were recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. Washington Trust elected the fair value option for its portfolio of residential real estate mortgage loans held for sale pursuant to forward sale commitments originated after July 1, 2011 in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the fair value of the derivative forward loan sale contracts used to economically hedge them. The election under ASC 825 related to residential real estate mortgage loans held for sale does not result in a transition adjustment to retained earnings and instead, changes in fair value have an impact on earnings.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table summarizes information related to mortgage loans held for sale, commitments to originate fixed-rate residential real estate mortgage loans to be sold and commitments to sell fixed-rate residential real estate mortgage loans.

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Notional or Principal Amount	Fair Value	Notional or Principal Amount	Fair Value
Mortgage loans held for sale (1)	$33,737	$35,409	$19,624	$20,340
Commitments to originate	102,063	4,873	56,950	1,864
Commitments to sell	135,799	(6,545)	76,574	(2,580)

(1)
At September 30, 2012, the difference between the aggregate fair value and the aggregate principal amount of mortgage loans held for sale amounted to $1.7 million. There were no mortgage loans held for sale 90 days or more past due as of September 30, 2012.

The following table presents the changes in fair value related to mortgage loans held for sale, commitments to originate fixed-rate residential real estate mortgage loans to be sold and commitments to sell fixed-rate residential real estate mortgage loans for the periods indicated. Changes in fair values are reported as a component of net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2012	2011	2012	2011
Mortgage loans held for sale	$850	$828	$956	$828
Commitments to originate	1,810	2,514	3,009	2,547
Commitments to sell	(2,660)	(3,304)	(3,965)	(3,810)
Total changes in fair value	$—	$38	$—	($435)

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of September 30, 2012 and December 31, 2011, Level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of September 30, 2012 and December 31, 2011, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

Our internal review procedures have also confirmed that the fair values provided by the aforementioned third party valuation sources utilized by the Corporation are consistent with GAAP.  Our fair values assumed liquidation in an orderly market and not under distressed circumstances.  Due to the continued market illiquidity and credit risk for securities in the financial sector, the fair value of these securities is highly sensitive to assumption changes and market volatility.

Mortgage Loans Held for Sale
Effective July 1, 2011, Washington Trust elected to carry newly originated closed residential real estate mortgage loans held for sale at fair value pursuant to ASC 825, "Financial Instruments." Level 2 mortgage loans held for sale fair values are estimated based on what secondary markets are currently offering for loans with similar characteristics. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. Any change in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk.

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

Level 2 fair value measurements of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential mortgages) are estimated using the anticipated market price based on pricing indications provided from syndicate banks. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
September 30, 2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$32,035	$—	$32,035
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	295,826	—	295,826
States and political subdivisions	—	73,613	—	73,613
Trust preferred securities:
Individual name issuers	—	23,436	—	23,436
Collateralized debt obligations	—	—	930	930
Corporate bonds	—	14,449	—	14,449
Mortgage loans held for sale	—	31,176	4,233	35,409
Derivative assets (1):
Interest rate swap contracts with customers	—	4,115	—	4,115
Forward loan commitments	—	4,793	82	4,875
Total assets at fair value on a recurring basis	$—	$479,443	$5,245	$484,688
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$4,249	$—	$4,249
Interest rate risk management swap contracts	—	1,796	—	1,796
Forward loan commitments	—	6,410	137	6,547
Total liabilities at fair value on a recurring basis	$—	$12,455	$137	$12,592

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$32,833	$—	$32,833
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	389,658	—	389,658
States and political subdivisions	—	79,493	—	79,493
Trust preferred securities:
Individual name issuers	—	22,396	—	22,396
Collateralized debt obligations	—	—	887	887
Corporate bonds	—	14,282	—	14,282
Perpetual preferred stocks	1,704	—	—	1,704
Mortgage loans held for sale	—	20,340	—	20,340
Derivative assets (1):
Interest rate swap contracts with customers	—	4,513	—	4,513
Forward loan commitments	—	1,864	—	1,864
Total assets at fair value on a recurring basis	$1,704	$565,379	$887	$567,970
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$4,669	$—	$4,669
Interest rate risk management swap contracts	—	1,802	—	1,802
Forward loan commitments	—	2,580	—	2,580
Total liabilities at fair value on a recurring basis	$—	$9,051	$—	$9,051

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the three and nine months ended September 30, 2012, there were no transfers in and/or out of Level 1, 2 or 3. During the third quarter of 2011, after evaluating forward loan commitments consisting of interest rate lock commitments and commitments to sell fixed-rate residential mortgages, it was determined that significant inputs and significant value drivers were observable in active markets, and the Corporation therefore reclassified these derivatives from out of Level 3 into Level 2. There were no other transfers during the three and nine months ended September 30, 2011.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated:

Three months ended September 30,	2012				2011
(Dollars in thousands)	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total	Securities Available for Sale (1)	Derivative Assets / (Liabilities) (3)	Total
Balance at beginning of period	$767	$—	$—	$767	$934	($38)	$896
Gains and losses (realized and unrealized):
Included in earnings (4)	—	—	—	—	(158)	(790)	(948)
Included in other comprehensive income	163	—	—	163	20	—	20
Issuances	—	4,233	(55)	4,178	—	—	—
Transfers out of Level 3	—	—	—	—	—	828	828
Balance at end of period	$930	$4,233	($55)	$5,108	$796	$—	$796

Nine months ended September 30,	2012				2011
(Dollars in thousands)	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total	Securities Available for Sale (1)	Derivative Assets / (Liabilities) (3)	Total
Balance at beginning of period	$887	$—	$—	$887	$806	$435	$1,241
Gains and losses (realized and unrealized):
Included in earnings (4)	(209)	—	—	(209)	(191)	(1,263)	(1,454)
Included in other comprehensive income	252	—	—	252	181	—	181
Issuances	—	4,233	(55)	4,178	—	—	—
Transfers out of Level 3	—	—	—	—	—	828	828
Balance at end of period	$930	$4,233	($55)	$5,108	$796	$—	$796

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities in the form of collateralized debt obligations.

(2)	During the periods indicated, Level 3 mortgage loans held for sale consisted of certain mortgage loans whose fair value was determined utilizing a discounted cash flow analysis.

(3)
During the three and nine months ended September 30, 2012, Level 3 derivative assets / liabilities consisted of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential real estate mortgages) whose fair value was determined utilizing a discounted cash flows analysis. During the three and nine months ended September 30, 2011, Level 3 derivative assets / liabilities consisted of certain forward loan commitments that were reclassified out of Level 3 into Level 2 after evaluation during the third quarter of 2011, when it was determined that significant inputs and significant value drivers were observable in active markets.

(4)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on two Level 3 pooled trust preferred debt securities. No credit-related impairment losses were recognized during the three months ended September 30, 2012, while credit-related impairment losses of $158 thousand were recognized during the three months ended September 30, 2011. Credit-related impairment losses of $209 thousand and $191 thousand, respectively, were recognized during the nine months ended September 30, 2012 and 2011. The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential real estate mortgages), were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Corporation has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	September 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Trust preferred securities:
Collateralized debt obligations	$930	Discounted Cash Flow	Discount Rate	15.75% - 16.75% (16.25%)
			Cumulative Default %	4.0% - 100% (26.9%)
			Loss Given Default %	85% - 100% (90.9%)

Mortgage loans held for sale	$4,233	Discounted Cash Flow	Interest Rate	3.5% - 4.125% (4.05%)
			Credit Risk Adjustment	0.25%

Derivative assets/liabilities:
Forward loan commitments	($55)	Discounted Cash Flow	Interest Rate	3.5% - 4.125% (3.87%)
			Credit Risk Adjustment	0.25%

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations
Given the low level of market activity for trust preferred securities in the form of collateralized debt obligations, the discount rate utilized in the fair value measurement was derived by analyzing current market yields for trust preferred securities of individual name issuers in the financial services industry. Adjustments were then made for credit and structural differences between these types of securities. There is an inverse correlation between the discount rate and the fair value measurement. When the discount rate increases, the fair value decreases.

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

Mortgage Loans Held for Sale and Derivative Assets / Liabilities
Significant unobservable inputs to the fair market value measurement for certain mortgage loans held for sale and certain forward loan commitments include interest rate and credit risk. Interest rates approximate the Corporation's current origination rates for similar loans. Credit risk approximates the Corporation's current loss exposure factor for similar loans.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012:

(Dollars in thousands)	Carrying Value at September 30, 2012
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$5,821	$5,821
Loan servicing rights (1)	—	—	902	902
Property acquired through foreclosure or repossession (1)	—	—	1,139	1,139
Total assets at fair value on a nonrecurring basis	$—	$—	$7,862	$7,862

(1)	Loan servicing rights and property acquired through foreclosure or repossession are included in other assets in the Consolidated Balance Sheets.

Collateral dependent impaired loans with a carrying value of $5.8 million at September 30, 2012 were subject to nonrecurring fair value measurement during the nine months ended September 30, 2012.  As of September 30, 2012, the allowance for loan losses allocation on these loans amounted to $1.0 million.

During the nine months ended September 30, 2012, properties acquired through foreclosures or repossession with a fair value of $3.3 million were transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value were written down to fair value through a charge to the allowance for loan losses. For the three and nine months ended September 30, 2012, such valuation adjustments charged to the allowance for loan losses amounted to $65 thousand and $397 thousand, respectively.  Subsequent to foreclosures, valuations are updated periodically and assets may be adjusted down further, reflecting a new cost basis. Subsequent valuation adjustments charged to earnings totaled $127 thousand and $298 thousand for the three and nine months ended September 30, 2012, respectively.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011:

(Dollars in thousands)	Carrying Value at September 30, 2011
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$6,599	$6,599
Loan servicing rights (1)	—	—	482	482
Property acquired through foreclosure or repossession (1)	—	—	892	892
Total assets at fair value on a nonrecurring basis	$—	$—	$7,973	$7,973

(1)	Loan servicing rights and property acquired through foreclosure or repossession are included in other assets in the Consolidated Balance Sheets.

Collateral dependent impaired loans with a carrying value of $6.6 million at September 30, 2011 were subject to nonrecurring fair value measurement during the nine months ended September 30, 2011.  As of September 30, 2011, the allowance for loan losses allocation on these loans amounted to $489 thousand.

During the nine months ended September 30, 2011, properties acquired through foreclosures or repossession with a fair value of $1.3 million were transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value were written down to fair value through a charge to the allowance for loan losses. There were no valuation adjustments charged to the allowance for loan losses for the three months ended September 30, 2011.  For the nine months ended September 30, 2011, such valuation adjustments charged to the allowance for loan losses amounted to $124 thousand. Subsequent to foreclosures, valuations are updated periodically and assets may be adjusted down further, reflecting a new cost basis. There were no subsequent valuation adjustments charged to earnings during the three months ended September 30, 2011. Subsequent valuation adjustments charged to earnings totaled $392 thousand for the nine months ended September 30, 2011.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	September 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$5,821	Appraisals of collateral	Discount for costs to sell	1% - 50% (15%)
			Appraisal adjustments (1)	0% - 15% (15%)
Loan servicing rights	$902	Discounted Cash Flow	Discount Rate	.09% - 2.8% (2.2%)
Property acquired through foreclosure or repossession	$1,139	Appraisals of collateral	Discount for costs to sell	0% - 10% (4%)
			Appraisal adjustments (1)	15% - 34% (20%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed-rate and adjustable rate interest terms to determine their fair value. The fair value of fixed-rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at September 30, 2012 and December 31, 2011 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. Loans are classified within Level 3 of the fair value hierarchy.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation's financial instruments as of September 30, 2012 and December 31, 2011. The tables exclude financial instruments for which the carrying value approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock, accrued interest receivable and bank-owned life insurance. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, other borrowings and accrued interest payable.

(Dollars in thousands)			Fair Value Measurements
September 30, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$43,569	$45,031	$—	$45,031	$—
Loans, net of allowance for loan losses	2,225,945	2,329,192	—	—	2,329,192
Loan servicing rights (1)	902	1,084	—	—	1,084

Financial Liabilities:
Time deposits	$886,972	$896,861	$—	$896,861	$—
FHLBB advances	417,675	454,248	—	454,248	—
Junior subordinated debentures	32,991	22,776	—	22,776	—

(1)	The carrying value of loan servicing rights is net of $182 thousand in reserves as of September 30, 2012. The estimated fair value does not include such adjustment.

(Dollars in thousands)			Fair Value Measurements
December 31, 2011	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$52,139	$52,499	$—	$52,499	$—
Loans, net of allowance for loan losses	2,117,357	2,198,940	—	—	2,198,940
Loan servicing rights (1)	765	937	—	—	937

Financial Liabilities:
Time deposits	$878,794	$891,378	$—	$891,378	$—
FHLBB advances	540,450	577,315	—	577,315	—
Junior subordinated debentures	32,991	20,391	—	20,391	—

(1)	The carrying value of loan servicing rights is net of $172 thousand in reserves as of December 31, 2011. The estimated fair value does not include such adjustment.

(12)	Defined Benefit Pension Plans
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

For the periods indicated, the composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Nine Months		Three Months		Nine Months
Periods ended September 30,	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$644	$579	$1,931	$1,736	$38	$18	$113	$54
Interest cost	705	645	2,117	1,934	126	124	378	372
Expected return on plan assets	(746)	(699)	(2,239)	(2,096)	—	—	—	—
Amortization of prior service cost	(8)	(8)	(25)	(25)	(1)	(1)	(1)	(1)
Recognized net actuarial loss	246	98	737	294	29	5	88	11
Net periodic benefit cost	$841	$615	$2,521	$1,843	$192	$146	$578	$436
Employer Contributions:
The Corporation previously disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that in 2012 it expected to contribute $3.0 million to its qualified pension plan and make $723 thousand in benefit payments under its non-qualified retirement plans.  In January 2012, the Corporation contributed $3.0 million to the qualified pension plan. In support of its long-term funding strategy for the qualified pension plan, the Corporation currently expects to make an additional contribution of approximately $7.0 million to this plan later in 2012.  During the nine months ended September 30, 2012, benefit payments of $540 thousand were made under the non-qualified retirement plans and the Corporation presently anticipates making an additional $180 thousand in benefit payments throughout the remainder of 2012.

(13)	Share-Based Compensation Arrangements
Washington Trust has two share-based compensation plans, Bancorp’s 2003 Stock Incentive Plan, as amended, and Bancorp’s 1997 Equity Incentive Plan, as amended, (collectively, the "Plans”).

Amounts recognized in the consolidated financial statements for share options, nonvested share units and nonvested performance shares are as follows:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2012	2011	2012	2011
Share-based compensation expense	$528	$357	$1,404	$1,037
Related tax benefit	$188	$128	$501	$370

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

Share Options
During the nine months ended September 30, 2012 and 2011, the Corporation granted 106,775 and 57,450 non-qualified share options, respectively.  The share options awarded were granted to certain key employees with three-year cliff vesting and provide for accelerated vesting upon a change in control, death or retirement (as defined in the Plans).

The fair value of the share option awards granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model based on assumptions noted in the following table.  Washington Trust uses historical data to estimate share option exercise and employee departure behavior used in the option-pricing model; groups of employees that have similar historical behavior are considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the share option was based on the U.S. Treasury yield curve in effect at the date of grant.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Nine months ended September 30,	2012	2011
Expected term (years)	9	9
Expected dividend yield	3.45%	3.33%
Weighted average expected volatility	42.97%	41.90%
Weighted average risk-free interest rate	1.53%	3.05%

The weighted average grant-date fair value of the share options awarded during the nine months ended September 30, 2012 and 2011 was $7.46.

A summary of the status of Washington Trust's share option activity as of September 30, 2012, and changes during the nine months ended September 30, 2012, is presented below:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2012	712,061	$22.96
Granted	106,775	23.37
Exercised	(113,324)	20.08
Forfeited or expired	(19,575)	26.79
Outstanding at September 30, 2012	685,937	$23.39	5.0	$2,267
As of September 30, 2012:
Options exercisable	427,912	$24.89	2.8	$882
Options expected to vest in future periods	258,025	$20.90	8.7	$1,385

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of share options exercised during the nine months ended September 30, 2012 and 2011 was $592 thousand and $360 thousand, respectively.

Nonvested Share Units
The Corporation granted 29,725 nonvested share units to directors and certain key employees during the nine months ended September 30, 2012 with three to five-year cliff vesting terms. The Corporation granted 31,950 nonvested share units to directors and certain key employees during the nine months ended September 30, 2011 with one, to three-year cliff vesting terms. The nonvested share units also provide for accelerated vesting if there is a change in control, death or retirement (as defined in the Plans).

A summary of the status of Washington Trust’s nonvested shares as of September 30, 2012, and changes during the nine months ended September 30, 2012, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	91,250	$19.84
Granted	29,725	23.62
Vested	(6,752)	19.37
Forfeited	(5,448)	21.54
Nonvested at September 30, 2012	108,775	$20.82

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

During the nine months ended September 30, 2012, performance share awards were granted to certain executive officers for the opportunity to earn shares of common stock of the Corporation ranging from zero to 61,600 shares.  The performance shares awarded were valued at $23.65, the fair market value at the date of grant, and will be earned over a three-year performance period.  The current assumption based on the most recent peer group information results in the shares vesting at 160% of the target, or 49,340 shares.

During the nine months ended September 30, 2011, performance share awards were granted to certain executive officers for the opportunity to earn shares of common stock of the Corporation ranging from zero to 73,502 shares.  The performance shares awarded were valued at $21.62, the fair market value at the date of grant, and will be earned over a three-year performance period.  The current assumption based on the most recent peer group information results in the shares vesting at 155% of the target, or 51,180 shares.

A summary of the status of Washington Trust’s performance share awards as of September 30, 2012, and changes during the nine months ended September 30, 2012, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares at January 1, 2012	76,341	$19.97
Granted	46,200	23.65
Vested	(2,666)	21.62
Forfeited	(855)	7.50
Performance shares at September 30, 2012	119,020	$21.45

As of September 30, 2012, there was $3.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.2 years.

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income (expense)	$19,946	$19,170	$—	($1)	$2,790	$2,380	$22,736	$21,549
Noninterest income	8,683	5,879	7,193	6,791	1,045	286	16,921	12,956
Total income	28,629	25,049	7,193	6,790	3,835	2,666	39,657	34,505
Provision for loan losses	600	1,000	—	—	—	—	600	1,000
Noninterest expenses:
Depreciation and amortization expense	588	616	325	326	55	73	968	1,015
Other noninterest expenses	16,538	14,298	4,850	4,667	3,934	2,615	25,322	21,580
Total noninterest expenses	17,126	14,914	5,175	4,993	3,989	2,688	26,290	22,595
Income before income taxes	10,903	9,135	2,018	1,797	(154)	(22)	12,767	10,910
Income tax expense (benefit)	3,751	3,072	755	670	(639)	(414)	3,867	3,328
Net income	$7,152	$6,063	$1,263	$1,127	$485	$392	$8,900	$7,582

Total assets at period end	$2,384,219	$2,209,333	$51,525	$50,149	$613,124	$710,131	$3,048,868	$2,969,613
Expenditures for long-lived assets	$935	$926	$72	$43	$53	$29	$1,060	$998

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income (expense)	$59,126	$56,383	$1	($10)	$8,405	$6,567	$67,532	$62,940
Noninterest income	22,970	14,910	21,850	21,381	2,507	1,647	47,327	37,938
Total income	82,096	71,293	21,851	21,371	10,912	8,214	114,859	100,878
Provision for loan losses	2,100	3,700	—	—	—	—	2,100	3,700
Noninterest expenses:
Depreciation and amortization expense	1,792	1,815	958	1,004	175	211	2,925	3,030
Other noninterest expenses	47,162	40,569	14,649	14,254	10,181	7,746	71,992	62,569
Total noninterest expenses	48,954	42,384	15,607	15,258	10,356	7,957	74,917	65,599
Income before income taxes	31,042	25,209	6,244	6,113	556	257	37,842	31,579
Income tax expense (benefit)	10,665	8,424	2,332	2,278	(1,206)	(1,070)	11,791	9,632
Net income	$20,377	$16,785	$3,912	$3,835	$1,762	$1,327	$26,051	$21,947

Total assets at period end	$2,384,219	$2,209,333	$51,525	$50,149	$613,124	$710,131	$3,048,868	$2,969,613
Expenditures for long-lived assets	$3,609	$1,742	$785	$391	$119	$104	$4,513	$2,237

(15)	Other Comprehensive Income
The following table presents the activity in other comprehensive income (loss) during the three months ended September 30, 2012 and 2011:

	2012			2011
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Unrealized losses on securities arising during the period	($339)	($121)	($218)	($482)	($172)	($310)
Less: reclassification adjustment for net gains on securities realized in net income	—	—	—	—	—	—
Net unrealized losses on securities available for sale	(339)	(121)	(218)	(482)	(172)	(310)
Reclassification adjustment for change in non-credit portion of OTTI realized losses transferred to net income	—	—	—	44	(57)	101
Cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(198)	(71)	(127)	(774)	(276)	(498)
Less: reclassification adjustment for amount of gains on cash flow hedges realized in net income	176	63	113	191	68	123
Net unrealized losses on cash flow hedges	(22)	(8)	(14)	(583)	(208)	(375)
Defined benefit plan obligation adjustment	266	95	171	27	(33)	60
Total other comprehensive loss	($95)	($34)	($61)	($994)	($470)	($524)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the activity in other comprehensive income (loss) during the nine months ended September 30, 2012 and 2011:

	2012			2011
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Unrealized (losses) gains on securities arising during the period	($1,032)	($356)	($676)	$5,252	$1,937	$3,315
Less: reclassification adjustment for net gains on securities realized in net income	214	76	138	143	51	92
Net unrealized (losses) gains on securities available for sale	(1,246)	(432)	(814)	5,109	1,886	3,223
Reclassification adjustment for change in non-credit portion of OTTI realized losses transferred to net income	124	44	80	39	(49)	88
Cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(518)	(187)	(331)	(1,425)	(508)	(917)
Less: reclassification adjustment for amount of gains on cash flow hedges realized in net income	523	187	336	572	204	368
Net unrealized gains (losses) on cash flow hedges	5	—	5	(853)	(304)	(549)
Defined benefit plan obligation adjustment	799	272	527	281	100	181
Total other comprehensive (loss) income	($318)	($116)	($202)	$4,576	$1,633	$2,943

The following table presents the components of accumulated other comprehensive income as of the dates indicated:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2011	$13,143	($2,062)	($1,127)	($11,849)	($1,895)
Period change, net of tax	(814)	80	5	527	(202)
Balance at September 30, 2012	$12,329	($1,982)	($1,122)	($11,322)	($2,097)

Balance at December 31, 2010	$11,936	($2,150)	($671)	($5,090)	$4,025
Period change, net of tax	3,223	88	(549)	181	2,943
Balance at September 30, 2011	$15,159	($2,062)	($1,220)	($4,909)	$6,968

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(16)	Earnings Per Common Share
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

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2012	2011	2012	2011
Net income	$8,900	$7,582	$26,051	$21,947
Less dividends and undistributed earnings allocated to participating securities	(42)	(27)	(116)	(84)
Net income applicable to common shareholders	$8,858	$7,555	$25,935	$21,863

Weighted average basic common shares	16,366	16,278	16,351	16,242
Dilutive effect of common stock equivalents	48	16	41	27
Weighted average diluted common shares	16,414	16,294	16,392	16,269

Earnings per common share:
Basic	$0.54	$0.46	$1.59	$1.35
Diluted	$0.54	$0.46	$1.58	$1.34

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 400 thousand and 412 thousand, respectively, for the three months ended September 30, 2012 and 2011. These amounts totaled 342 thousand and 385 thousand, respectively, for the nine months ended September 30, 2012 and 2011.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	Sep 30, 2012	Dec 31, 2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$245,717	$222,805
Home equity lines	186,357	185,124
Other loans	30,498	35,035
Standby letters of credit	7,175	8,560
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	102,063	56,950
Commitments to sell fixed-rate mortgage loans	135,799	76,574
Customer related derivative contracts:
Interest rate swaps with customers	65,241	61,586
Mirror swaps with counterparties	65,241	61,586
Interest rate risk management contract:
Interest rate swap	32,991	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  As of September 30, 2012 and December 31, 2011, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $7.2 million and $8.6 million, respectively. At September 30, 2012 and December 31, 2011, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three and nine months ended September 30, 2012 amounted to $33 thousand and $89 thousand, respectively, compared to $29 thousand and $125 thousand for the three and nine months ended September 30, 2011.

As of September 30, 2012 and December 31, 2011, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, best efforts forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell fixed-rate residential real estate mortgage loans are derivative financial instruments.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Leases
As of September 30, 2012 and December 31, 2011, the Corporation was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities.  Rental expense under the operating leases amounted to $690 thousand and $2.1 million, respectively, for the three and nine months ended September 30, 2012, compared to $531 thousand and $1.4 million, respectively, for the same periods in 2011. Rental expense is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income.

At September 30, 2012, the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)
Periods ending:	October 1, 2012 to December 31, 2012	$567
	2013	2,275
	2014	2,252
	2015	1,740
	2016	1,463
	2017 and thereafter	11,860
Total minimum lease payments		$20,157

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of September 30, 2012 and December 31, 2011, the unpaid principal balance of loans repurchased due to representation and warranty claims was $893 thousand and $773 thousand, respectively. Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $250 thousand and $118 thousand, respectively, at September 30, 2012 and December 31, 2011 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2011, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the full-year ended December 31, 2012 or any future period.

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

Some of the factors that might cause these differences include the following: continued weakness in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

On October 29, 2012, Hurricane Sandy caused damage to some properties in the Corporation's market area, primarily along the shoreline of Rhode Island and Connecticut. The Corporation is assessing the possible impact of this event on its loan portfolio by identifying affected loans and evaluating collateral values. The Corporation will closely monitor any affected loans to determine if any changes in loan classifications or loan loss allocations are necessary.

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

Recently Issued Accounting Pronouncements
See Note 2 to the Unaudited Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Overview
Washington Trust offers a comprehensive product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut, ATMs, and its Internet website at www.washtrust.com.

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and other borrowings.  In addition, we generate noninterest income from a number of sources, including wealth management services, loan sales and commissions on loans originated for others, merchant credit card processing and deposit services.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, merchant processing costs, technology and other administrative expenses.

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

We believe that the Corporation's financial strength and stability, capital resources and reputation as the largest independent bank headquartered in Rhode Island were key factors in the recent expansion of our retail and mortgage banking businesses and in delivering solid results in 2011 and to date in 2012. We opened a mortgage lending office in Warwick, Rhode Island, in February 2012 and our third full-service branch in Cranston, Rhode Island, in July 2012.

Composition of Earnings
Net income for the third quarter of 2012 amounted to $8.9 million, or 54 cents per diluted share, up from the $7.6 million, or 46 cents per diluted share, reported for the third quarter of 2011.  The returns on average equity and average assets for the third quarter of 2012 were 12.02% and 1.17%, respectively, compared to 10.67% and 1.03%, respectively, for the same quarter in 2011.

For the nine months ended September 30, 2012, net income amounted to $26.1 million, or $1.58 per diluted share, up from $21.9 million, or $1.34 per diluted share, reported for the same period in 2011. The returns on average equity and average assets for the nine months of 2012 were 11.95% and 1.15%, respectively, compared to 10.52% and 1.01%, respectively, for the same period in 2011.

The increase in profitability over the 2011 periods primarily reflected strong mortgage banking results (net gains on loan sales and commissions on loans originated for others), higher net interest income and a lower provision for loan losses, partially offset by increases in salaries and employee benefit costs and income taxes.

In addition, 2012 and 2011 results also included the following items:

•
Balance sheet management transactions were executed in the second and third quarters of 2012 and the second quarter of 2011. See additional disclosure regarding 2012 transactions under the caption"Borrowings" in the Sources of Funds section. In the third quarter of 2012, the Corporation prepaid $32.4 million in Federal Home Loan Bank of Boston (“FHLBB”) advances and recognized debt prepayment penalty expense of $1.2 million. There was no debt prepayment penalty expense recorded in the third quarter of 2011. For the nine months ended September 30, 2012 and 2011, the Corporation recognized net realized gains on securities of $217 thousand and $226 thousand, respectively, and debt prepayment penalty expense of $2.1 million and $221 thousand, respectively.

•	2012 Bank owned life insurance (“BOLI”) income included a non-taxable gain of $528 thousand recognized in the third quarter of 2012, due to the receipt of life insurance proceeds.

•
Included in other income for the nine months ended September 30, 2012 and 2011 were gains on the sale of bank property amounting to $348 thousand and $203 thousand, respectively. These gains were recognized in the second quarters of each year.

•
There were no net impairment losses on investment securities recognized in earnings in the third quarter of 2012, while such losses totaled $158 thousand in the third quarter of 2011. Net impairment losses on investment securities recognized in earnings in the first nine months of 2012 and 2011 totaled $209 thousand and $191 thousand, respectively.

•
A charge of $131 thousand, classified in net occupancy expense, was recognized in the second quarter of 2012 for the termination of an operating lease associated with a branch closure in September 2012.

Net interest income for the three and nine months ended September 30, 2012 increased by $1.2 million, or 6%, and by $4.6 million, or 7%, from the same periods in 2011, primarily reflecting the benefit of lower funding costs as well as growth in average loan balances. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) for the quarter ended September 30, 2012 was 3.28%, up by 6 basis points from the third quarter a year earlier. For the nine months ended September 30, 2012, the net interest margin was 3.28%, up from 3.20% reported for the same period in 2011.

The loan loss provision charged to earnings for the three and nine months ended September 30, 2012 amounted to $600 thousand and $2.1 million, respectively. Comparable amounts for the same periods in 2011 were $1.0 million and $3.7 million, respectively.  Net charge-offs for the three and nine months ended September 30, 2012 totaled $296 thousand and $1.2 million, respectively, compared to $712 thousand and $2.6 million, respectively, for the same periods in 2011. Management believes that the level of the provision for loan losses has been consistent with the trend in asset quality and credit quality indicators.

For the three and nine months ended September 30, 2012, noninterest income increased by $4.0 million, or 31%, and $9.4 million, or 25%, respectively, from the comparable 2011 periods, reflecting increases in mortgage banking and wealth management revenues, as well as BOLI income.

Revenue from wealth management services is our largest source of noninterest income. For the three and nine months ended September 30, 2012, wealth management revenues totaled $7.2 million and $21.9 million, respectively, up by 6% and 2%, respectively, compared to the same periods in 2011.  Wealth management assets under administration totaled $4.2 billion at September 30, 2012, up by $342.5 million, or 9%, from the balance at December 31, 2011, largely reflecting net investment appreciation and income resulting from favorable conditions in the financial markets. While the end of period balance of wealth management assets at September 30, 2012 was 9% higher than the end of period balance at December 31, 2011, the average balance of wealth management assets for the three and nine months ended September 30, 2012 was 4% and 1% higher, respectively, than the average balance for the same periods in 2011.

Mortgage banking revenues, which are dependent on mortgage origination volume and are sensitive to interest rates and the condition of the housing markets, amounted to $3.5 million and $9.6 million, respectively, for the three and nine months ended September 30, 2012, up by $2.4 million and $7.5 million, respectively, from the same periods in 2011. To a certain extent, the mortgage origination volume during 2012 reflects an increase in refinancing activity in response to sustained low market rates of interest. The increase over 2011 also reflected continued origination volume growth in our residential mortgage lending offices.

Noninterest expenses for the three and nine months ended September 30, 2012 increased by $3.7 million, or 16%, and $9.3 million, or 14%, respectively, from the comparable 2011 periods, primarily due to increases in salaries and employee benefit costs. Also included in the increase in noninterest expenses were the debt prepayment penalties and lease termination charge described above. The increase in salaries and employee benefit costs from 2011 reflected higher amounts of commissions paid to mortgage originators, higher staffing levels in support of mortgage origination and other business lines, higher incentive accruals and higher defined benefit plan costs primarily due to a lower discount rate in 2012 compared to 2011.

Income tax expense amounted to $3.9 million and $11.8 million, respectively, for the three and nine months ended September 30, 2012, up by $539 thousand and $2.2 million, respectively, from the same periods in 2011.  The effective tax rate for the three months ended September 30, 2012 and 2011 was 30.3% and 30.5%, respectively. The effective tax rate for the third quarter of 2012 was 30.3%, reflecting the non-taxable gain related to the receipt of BOLI proceeds in the quarter. For the nine months ended September 30, 2012 and 2011, the effective tax rate was 31.2% and 30.5%, respectively. The increase in the year-to-date effective tax rate from 2011, reflected a higher portion of taxable income to pretax book income in 2012.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised.  The Corporate unit’s net interest income increased in 2012, as compared to 2011, due to funding costs declining more than asset yields.  The Corporate unit's 2012 year-to-date noninterest income increased $860 thousand from the comparable 2011 period, largely due to the $528 thousand gain recognized on the receipt of life insurance proceeds. Noninterest expenses for the Corporate unit totaled $10.4 million for the nine months ended September 30, 2012, an increase of $2.4 million compared to the same period in 2011, primarily reflecting an increase in debt prepayment penalties as discussed below. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment reported net income of $7.2 million and $20.4 million, respectively, for the three and nine months ended September 30, 2012. Comparable amounts for the same periods in 2011 were $6.1 million and $16.8 million, respectively. Commercial Banking net interest income for the three and nine months ended September 30, 2012, respectively, increased by $776 thousand, or 4%, and $2.7 million,or 5%, from the same periods in 2011, reflecting the benefit of lower funding costs, as well as growth in average loan balances.  The provision for loan losses for the three and nine months ended September 30, 2012 declined by $400 thousand, or 40%, and $1.6 million, or 43%, respectively from the comparable 2011 periods. Noninterest income derived from the Commercial Banking segment totaled $8.7 million and $23 million, respectively, for the three and nine months ended September 30, 2012, up by $2.8 million, or 48%, and $8.1 million, or 54%, respectively, from the comparable 2011 periods, primarily due to higher mortgage banking revenues. Commercial Banking noninterest expenses for the three and nine months ended September 30, 2012, were up by $2.2 million, or 15%, and $6.6 million, or 16%, respectively, from the same periods in 2011, reflecting increases in salaries and employee benefit expenses.

The Wealth Management Services segment reported net income of $1.3 million and $3.9 million, respectively, for the three and nine months ended September 30, 2012.  Noninterest income derived from the Wealth Management Services segment was $7.2 million and $21.9 million, respectively for the third quarter and nine months of 2012, up by 6% and 2%, respectively. when compared to the same periods in 2011.  This noninterest income is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. Wealth management assets under administration totaled $4.2 billion at September 30, 2012, up by $342.5 million, or 9%, from December 31, 2011. Noninterest expenses for the Wealth Management Services segment totaled $5.2 million and $15.6 million, respectively, for the three and nine months ended September 30, 2012, up by $183 thousand, or 4%, and up by $349 thousand, or 2%, respectively, from the same periods in 2011.

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

FTE net interest income for the three and nine months ended September 30, 2012 increased by $1.2 million, or 5%, and $4.6 million, or 7%, respectively, from the same periods in 2011. The net interest margin was 3.28% for both the three and nine months ended September 30, 2012, compared to 3.22% and 3.20%, respectively, for the same periods in 2011. The increase in net interest income and improvement in the net interest margin were largely due to reduction in funding costs and growth in average loan balances.

Average interest-earning assets amounted to $2.8 billion for both the three and nine months ended September 30, 2012, up by 4% from the average balances for the same periods in 2011.  Total average loans for the three and nine months ended September 30, 2012, increased by $173.7 million and $159.1 million, respectively, compared to the average balances for the same periods in 2011, with increases in both the commercial and residential real estate loan portfolios.  The yield on total loans for the three and nine months ended September 30, 2012 decreased by 21 basis points and 19 basis points, respectively, from the comparable 2011 periods. These declines reflect the impact of a sustained low interest rate environment on loan yields.

Total average securities for the three and nine months ended September 30, 2012 decreased by $80.7 million and $46.5 million, respectively, from the average balances for the same periods a year earlier, primarily due to principal payments received on mortgage-backed securities not being reinvested.  The FTE rate of return on securities for the three and nine months ended September 30, 2012 decreased by 24 basis points and 30 basis points, respectively, from the same periods last year. The decrease in total yield on securities reflects maturities and pay-downs of higher yielding securities.

Average interest-bearing liabilities for the three and nine months ended September 30, 2012, increased by $26.2 million, or 1%, and by $30.1 million, or 1%, respectively, from the comparable periods in 2011, with growth in lower-cost deposit balances, offset, in part, by decreases in time deposits and borrowings. The weighted average cost of funds for the three and nine months ended September 30, 2012 declined by 26 basis points, or 17%, and 27 basis points, or 17%, respectively, compared to the same periods in 2011, primarily due to declines in the rate paid on time deposits and FHLBB advances.

The average balance of FHLBB advances for the three and nine months ended September 30, 2012 was down by $49.5 million, or 10%, and by $854 thousand, or less than 1%, respectively, compared to the average balance for the same periods in 2011. The average rate paid on such advances for the three and nine months ended September 30, 2012 decreased by 31 basis points and 58 basis points, respectively, from the comparable periods in 2011, reflecting lower market interest rates on new advances and the benefit of the balance sheet management transactions executed in 2011 and 2012. See additional discussion under the caption “Borrowings” in the Sources of Funds section.

Total average interest-bearing deposits for the three and nine months ended September 30, 2012 increased by $97.0 million and $46.4 million, respectively, compared to the average balances for the same periods in 2011. This increase reflected growth in lower-cost deposit balances, partially offset by a decrease in time deposits. The average rate paid on interest-bearing deposits for the three and nine months ended September 30, 2012 decreased by 13 basis points and 16 basis points, respectively, compared to the same periods in 2011, primarily due to declines in the rate paid on time deposits. The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2012 increased by $57.1 million, or 20%, and $69.4 million, or 27%, respectively, when compared to the average balance for the same periods in 2011.

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

Three months ended September 30,	2012			2011
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,193,006	$14,814	4.94%	$1,066,916	$14,027	5.22%
Residential real estate loans, including mortgage loans held for sale	739,744	8,041	4.32%	688,856	7,950	4.58%
Consumer loans	320,431	3,133	3.89%	323,744	3,184	3.90%
Total loans	2,253,181	25,988	4.59%	2,079,516	25,161	4.80%
Cash, federal funds sold and short-term investments	40,984	27	0.26%	29,123	15	0.20%
FHLBB stock	40,418	52	0.51%	42,008	28	0.26%

Taxable debt securities	417,525	3,672	3.50%	487,172	4,640	3.78%
Nontaxable debt securities	68,815	1,008	5.83%	77,333	1,134	5.82%
Corporate stocks	—	—	—%	2,513	48	7.58%
Total securities	486,340	4,680	3.83%	567,018	5,822	4.07%
Total interest-earning assets	2,820,923	30,747	4.34%	2,717,665	31,026	4.53%
Noninterest-earning assets	224,280			217,481
Total assets	$3,045,203			$2,935,146
Liabilities and Shareholders’ Equity:
NOW accounts	$260,829	$41	0.06%	$232,023	$61	0.10%
Money market accounts	429,538	283	0.26%	372,279	234	0.25%
Savings accounts	267,614	74	0.11%	232,432	72	0.12%
Time deposits	896,770	2,993	1.33%	921,056	3,441	1.48%
FHLBB advances	466,135	3,726	3.18%	515,607	4,539	3.49%
Junior subordinated debentures	32,991	393	4.74%	32,991	393	4.73%
Other	314	5	6.33%	21,608	245	4.50%
Total interest-bearing liabilities	2,354,191	7,515	1.27%	2,327,996	8,985	1.53%
Demand deposits	337,547			280,453
Other liabilities	57,315			42,453
Shareholders’ equity	296,150			284,244
Total liabilities and shareholders’ equity	$3,045,203			$2,935,146
Net interest income		$23,232			$22,041
Interest rate spread			3.07%			3.00%
Net interest margin			3.28%			3.22%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2012	2011
Commercial loans	$148	$92
Nontaxable debt securities	348	388
Corporate stocks	—	12
Total	$496	$492

Nine months ended September 30,	2012			2011
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,160,531	$43,702	5.03%	$1,056,746	$41,433	5.24%
Residential real estate loans, including mortgage loans held for sale	724,922	23,925	4.41%	665,705	23,382	4.70%
Consumer loans	320,274	9,297	3.88%	324,226	9,494	3.91%
Total loans	2,205,727	76,924	4.66%	2,046,677	74,309	4.85%
Cash, federal funds sold and short-term investments	41,125	64	0.21%	35,690	52	0.19%
FHLBB stock	40,812	158	0.52%	42,008	92	0.29%

Taxable debt securities	451,602	12,118	3.58%	488,745	14,282	3.91%
Nontaxable debt securities	70,389	3,107	5.90%	78,403	3,450	5.88%
Corporate stocks	1,215	66	7.26%	2,513	143	7.61%
Total securities	523,206	15,291	3.90%	569,661	17,875	4.20%
Total interest-earning assets	2,810,870	92,437	4.39%	2,694,036	92,328	4.58%
Noninterest-earning assets	222,387			214,099
Total assets	$3,033,257			$2,908,135
Liabilities and Shareholders’ Equity:
NOW accounts	$253,895	$127	0.07%	$228,941	$179	0.10%
Money market accounts	415,661	740	0.24%	388,413	806	0.28%
Savings accounts	258,464	215	0.11%	225,835	216	0.13%
Time deposits	895,864	9,128	1.36%	934,340	10,839	1.55%
FHLBB advances	494,615	11,809	3.19%	495,469	13,956	3.77%
Junior subordinated debentures	32,991	1,176	4.76%	32,991	1,175	4.76%
Other	6,706	244	4.86%	22,126	728	4.40%
Total interest-bearing liabilities	2,358,196	23,439	1.33%	2,328,115	27,899	1.60%
Demand deposits	329,983			260,627
Other liabilities	54,456			41,173
Shareholders’ equity	290,622			278,220
Total liabilities and shareholders’ equity	$3,033,257			$2,908,135
Net interest income		$68,998			$64,429
Interest rate spread			3.06%			2.98%
Net interest margin			3.28%			3.20%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2012	2011
Commercial loans	$377	$274
Nontaxable debt securities	1,072	1,177
Corporate stocks	17	38
Total	$1,466	$1,489

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months ended			Nine months ended
	September 30, 2012 vs. 2011			September 30, 2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial loans	$1,603	($816)	$787	$3,942	($1,673)	$2,269
Residential real estate loans, including mortgage loans held for sale	574	(483)	91	2,013	(1,470)	543
Consumer loans	(34)	(17)	(51)	(127)	(70)	(197)
Cash, federal funds sold and other short-term investments	7	5	12	7	5	12
FHLBB stock	(1)	25	24	(3)	69	66
Taxable debt securities	(630)	(338)	(968)	(1,030)	(1,133)	(2,163)
Nontaxable debt securities	(125)	(1)	(126)	(358)	15	(343)
Corporate stocks	(24)	(24)	(48)	(71)	(7)	(78)
Total interest income	1,370	(1,649)	(279)	4,373	(4,264)	109
Interest on Interest-Bearing Liabilities:
NOW accounts	6	(26)	(20)	13	(65)	(52)
Money market accounts	39	10	49	55	(121)	(66)
Savings accounts	9	(7)	2	32	(33)	(1)
Time deposits	(91)	(357)	(448)	(432)	(1,279)	(1,711)
FHLBB advances	(417)	(396)	(813)	(24)	(2,123)	(2,147)
Junior subordinated debentures	—	—	—	—	1	1
Other	(311)	71	(240)	(554)	70	(484)
Total interest expense	(765)	(705)	(1,470)	(910)	(3,550)	(4,460)
Net interest income	$2,135	($944)	$1,191	$5,283	($714)	$4,569

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

The provision for loan losses charged to earnings for the three and nine months ended September 30, 2012 amounted to $600 thousand and $2.1 million, respectively. Comparable amounts for the same periods in 2011 were $1.0 million and $3.7 million, respectively.  The decline in the provision for loan losses from 2011 was based on our analysis of the trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation. Net charge-offs for the three and nine months ended September 30, 2012 totaled $296 thousand and $1.2 million, respectively, compared to $712 thousand and $2.6 million, respectively, in the same periods a year earlier.

The allowance for loan losses was $30.8 million, or 1.36% of total loans, at September 30, 2012, compared to $29.8 million, or 1.39% of total loans, at December 31, 2011.  Management will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  For the three and nine months ended September 30, 2012, noninterest income represented 43% and 41% of total revenues, respectively.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Incr (Decr)				Incr (Decr)
Periods ended September 30,	2012	2011	$	%	2012	2011	$	%
Wealth management services:
Trust and investment advisory fees	$5,877	$5,547	$330	6%	$17,474	$17,045	$429	3%
Mutual fund fees	1,024	1,035	(11)	(1)%	3,051	3,293	(242)	(7)%
Financial planning, commissions & other service fees	292	209	83	40%	1,326	1,043	283	27%
Wealth management services	7,193	6,791	402	6%	21,851	21,381	470	2%
Service charges on deposit accounts	833	821	12	1%	2,356	2,662	(306)	(11)%
Merchant processing fees	3,207	3,223	(16)	—%	7,927	7,849	78	1%
Card interchange fees	675	597	78	13%	1,844	1,665	179	11%
Income from bank-owned life insurance	1,006	488	518	106%	1,969	1,446	523	36%
Net gains on loan sales and commissions on loans originated for others	3,504	1,077	2,427	225%	9,616	2,139	7,477	350%
Net realized gains on securities	—	—	—	—%	299	197	102	52%
Net gains (losses) on interest rate swap contracts	63	(47)	110	234%	87	(6)	93	1,550%
Equity in earnings (losses) of unconsolidated subsidiaries	27	(144)	171	119%	114	(433)	547	126%
Other income	413	308	105	34%	1,473	1,229	244	20%
Noninterest income, excluding other-than-temporary impairment losses	16,921	13,114	3,807	29%	47,536	38,129	9,407	25%
Total other-than-temporary impairment losses on securities	—	—	—	—%	(85)	(54)	(31)	(57)%
Portion of loss recognized in other comprehensive income (before tax)	—	(158)	158	100%	(124)	(137)	13	9%
Net impairment losses recognized in earnings	—	(158)	158	100%	(209)	(191)	(18)	(9)%
Total noninterest income	$16,921	$12,956	$3,965	31%	$47,327	$37,938	$9,389	25%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets.  The following table presents the changes in wealth management assets under administration for the three and nine months ended September 30, 2012 and 2011.

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2012	2011	2012	2011
Balance at the beginning of period	$4,079,913	$4,148,433	$3,900,061	$3,967,207
Net investment appreciation (depreciation) & income	155,427	(374,961)	321,686	(227,773)
Net client cash flows	7,180	(44,635)	20,773	(10,597)
Balance at the end of period	$4,242,520	$3,728,837	$4,242,520	$3,728,837

Noninterest Income Analysis
Wealth management revenues for the three and nine months ended September 30, 2012 were $7.2 million and $21.9 million, respectively, an increase of 6% and 2%, respectively, from the amounts reported for the same periods in 2011.  Wealth management assets under administration totaled $4.2 billion at September 30, 2012, up by $342.5 million, or 9%, from December 31, 2011 largely reflecting net investment appreciation and income resulting from favorable conditions in the financial markets. While the end of period balance of wealth management assets at September 30, 2012 was 9% higher than the end of period balance at December 31, 2011, the average balance of wealth management assets for the three and nine months ended September 30, 2012 was 4% and 1% higher, respectively, than the average balance for the same periods in 2011.

Service charges on deposit accounts for the three and nine months ended September 30, 2012 totaled $833 thousand and $2.4 million, respectively. Comparable amounts for the same periods in 2011 were $821 thousand and $2.7 million, respectively. The decrease in service charges on deposit accounts for the nine months ended September 30, 2012, compared to the same period in 2011, was largely due to declines in overdraft and non-sufficient funds fees.

Card interchange fees represent fee income related to debit card transactions. Card interchange fees for the three and nine months ended September 30, 2012 increased by $78 thousand and $179 thousand, respectively, from the same periods in 2011, reflecting increased transaction volume.

Net gains on loan sales and commissions on loans originated for others is dependent on mortgage origination volume and is sensitive to interest rates and the condition of housing markets. For the three and nine months ended September 30, 2012, this revenue source totaled $3.5 million and $9.6 million, respectively, up by $2.4 million and $7.5 million, respectively, from the same periods in 2011, reflecting an increase in refinancing activity in response to sustained low market rates of interest and origination volume growth in our residential mortgage lending offices. See discussion regarding the fair value option election on mortgage loans held for sale in Notes 10 and 11 to the Unaudited Consolidated Financial Statements.

BOLI income for the three and nine months ended September 30, 2012 increased by $518 thousand and $523 thousand, respectively, from the same periods in 2011. This increase was due to a $528 thousand gain that was recognized in the third quarter of 2012 resulting from the receipt of tax-exempt life insurance proceeds.

For the three and nine months ended September 30, 2012, equity in earnings of unconsolidated subsidiaries (primarily generated by two real estate limited partnerships) amounted to $27 thousand and $114 thousand, respectively, compared to losses of $144 thousand and $433 thousand, respectively, recognized for the same periods in 2011.

Other noninterest income totaled $413 thousand and $1.5 million, respectively, for the three and nine months ended September 30, 2012, up by $105 thousand and $244 thousand, respectively, from the same periods in 2011. Included in other noninterest income for the nine months ended September 30, 2012 were gains on the sale of bank property of $348 thousand and $203 thousand, respectively, which were recognized during the second quarters of 2012 and 2011.

Net realized gains on securities for the nine months ended September 30, 2012 and 2011 totaled $299 thousand and $197 thousand, respectively. These amounts were primarily recognized on the sale of mortgage-backed securities resulting from the consummation of balance sheet management transactions in both 2012 and 2011. During the second quarter of 2012, gains were also recognized on the sale of perpetual preferred stock.

For the nine months ended September 30, 2012 and 2011, net impairment losses recognized in earnings on investment securities totaled $209 thousand and $191 thousand, respectively. There were no such impairment losses recognized in the quarter ended September 30, 2012, compared to $158 thousand for recognized in the third quarter of 2011. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Noninterest Expense
The following table presents a noninterest expense comparison for the three and nine months ended September 30, 2012 and 2011.

(Dollars in thousands)	Three Months				Nine Months
			Incr (Decr)				Incr (Decr)
Periods ended September 30,	2012	2011	$	%	2012	2011	$	%
Salaries and employee benefits	$15,214	$12,912	$2,302	18%	$44,125	$37,138	$6,987	19%
Net occupancy	1,468	1,362	106	8%	4,521	3,919	602	15%
Equipment	1,168	1,092	76	7%	3,418	3,211	207	6%
Merchant processing costs	2,707	2,781	(74)	(3)%	6,690	6,795	(105)	(2)%
Outsourced services	845	863	(18)	(2)%	2,660	2,610	50	2%
FDIC deposit insurance costs	427	427	—	—%	1,311	1,614	(303)	(19)%
Legal, audit and professional fees	598	430	168	39%	1,599	1,389	210	15%
Advertising and promotion	445	561	(116)	(21)%	1,295	1,341	(46)	(3)%
Amortization of intangibles	182	230	(48)	(21)%	555	705	(150)	(21)%
Foreclosed property costs	136	45	91	202%	604	549	55	10%
Debt prepayment penalties	1,173	—	1,173	—%	2,134	221	1,913	866%
Other	1,927	1,892	35	2%	6,005	6,107	(102)	(2)%
Total noninterest expense	$26,290	$22,595	$3,695	16%	$74,917	$65,599	$9,318	14%

Noninterest Expense Analysis
For the three and nine months ended September 30, 2012, salaries and employee benefit expense, the largest component of noninterest expense, totaled $15.2 million and $44.1 million, respectively, up by $2.3 million, or 18%, and $7.0 million, or 19%, from the same periods in 2011.  This increase reflected higher amounts of commissions paid to mortgage originators, higher staffing levels in support of mortgage origination and other business lines, higher incentive accruals and higher defined benefit pension costs primarily due to a lower discount rate in 2012 compared to 2011.

Net occupancy expense for the three and nine months ended September 30, 2012 increased by $106 thousand, or 8%, and $602 thousand, or 15%, compared to the same periods in 2011, reflecting increased rental expense for premises leased by Washington Trust and also included costs associated with de novo branches that opened in September 2011 and July 2012, as well as two residential mortgage lending offices that opened in December 2011 and March 2012. Also included in net occupancy expense was a charge of $131 thousand, recognized in the second quarter of 2012, for the termination of an operating lease associated with a branch closure in September 2012.

FDIC deposit insurance costs for the three months ended September 30, 2012 amounted to $427 thousand, unchanged from the same period in 2011. For the nine months ended September 30, 2012, FDIC deposit insurance costs totaled $1.3 million, a decrease of $303 thousand, or 19%, from the same period in 2011, reflecting lower assessment rates and a statutory change in the calculation method that became effective for the second quarter of 2011.

Debt prepayment penalties for the three and nine months ended September 30, 2012 increased by $1.2 million and $1.9 million, respectively, from the same periods a year ago, reflecting prepayments of higher cost FHLBB advances. See additional discussion under the caption “Borrowings” in the Sources of Funds section.

Income Taxes
Income tax expense amounted to $3.9 million and $3.3 million, respectively, for the three months ended September 30, 2012 and 2011. The Corporation's effective tax rate for the three months ended September 30, 2012 and 2011.was 30.3% and 30.5%, respectively. The effective tax rate for the third quarter of 2012 was 30.3%, reflecting the non-taxable gain related to the receipt of BOLI proceeds in the quarter. For the nine months ended September 30, 2012 and 2011, income tax expense amounted to $11.8 million and $9.6 million, respectively.  The Corporation's effective tax rate for the nine months ended September 30, 2012 and 2011 was 31.2% and 30.5%, respectively. The increase in the year-to-date effective tax rate from 2011 reflected a higher portion of taxable income to pretax book income in 2012. The effective tax rates differed from the federal rate of 35%, due largely to the benefits of tax-exempt income, the dividends received deduction, income from bank-owned life insurance and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.0 billion at September 30, 2012, a decrease of $15.2 million from the end of 2011, reflecting a decrease in the investment securities portfolio, primarily due to principal payments received on mortgage-backed securities not being reinvested, which was offset, in part, by loan growth.

The balances of nonaccrual loans and total past due loans decreased from December 31, 2011 to September 30, 2012 and loans classified as troubled debt restructurings experienced a slight increase from December 31, 2011.  While many asset quality indicators have shown improvement during 2012, overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.

Total liabilities decreased by $32.3 million from the balance at December 31, 2011, reflecting the balance sheet management transactions described previously and maturities of securities sold under repurchase agreements. These declines were offset, in part, by growth in deposits.

Shareholders’ equity totaled $298.4 million at September 30, 2012, up by $17.0 million from the balance at December 31, 2011.  Capital levels continue to exceed the the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 13.18% at September 30, 2012, compared to 12.86% at December 31, 2011.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase.  The Corporation does not currently maintain a portfolio of trading securities.  Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements.  Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.  Securities held to maturity are reported at amortized cost. The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service's documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2012 and December 31, 2011, the Corporation did not make any adjustments to the prices provided by the pricing service.

See Notes 4 and 11 to the Unaudited Consolidated Financial Statements for additional information.

As noted in Note 11 to the Unaudited Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.

Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of September 30, 2012 and December 31, 2011, our Level 3 financial instruments consisted of two available for sale pooled trust preferred securities, which were not actively traded.

As of September 30, 2012 and December 31, 2011, the Corporation concluded that the low level of trading activity for our Level 3 pooled trust preferred securities continued to indicate that quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected limited sales evidenced by a relatively inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an un-orderly fashion, actual proceeds received could potentially be significantly less than their fair values.

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$32,035	7%	$32,833	6%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	295,826	67	389,658	72
States and political subdivisions	73,613	17	79,493	15
Trust preferred securities:
Individual name issuers	23,436	6	22,396	4
Collateralized debt obligations	930	—	887	—
Corporate bonds	14,449	3	14,282	3
Perpetual preferred stocks	—	—	1,704	—
Total securities available for sale	$440,289	100%	$541,253	100%

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$43,569	100%	$52,139	100%
Total securities held to maturity	$43,569	100%	$52,139	100%

As of September 30, 2012, the investment portfolio totaled $483.9 million, down by $109.5 million from the balance at December 31, 2011, reflecting maturities and principal payments received on mortgage-backed securities and, to a lesser extent, sales of mortgage-backed securities and perpetual preferred stocks. See additional discussion regarding balance sheet management transactions under the caption “Borrowings” in the Sources of Funds section.

At both September 30, 2012 and December 31, 2011, the net unrealized gain position on securities available for sale and held to maturity amounted to $17.6 million and included gross unrealized losses of $10.4 million and $12.2 million, respectively, as of September 30, 2012 and December 31, 2011.  Nearly all of these gross unrealized losses were concentrated in variable rate trust preferred securities issued by financial services companies.

The carrying amount of state and political subdivision holdings included in our securities portfolio at September 30, 2012 totaled $73.6 million. The following table presents state and political subdivision holdings by geographic location.

(Dollars in thousands)
September 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New Jersey	$31,377	$2,699	$—	$34,076
New York	11,441	816	—	12,257
Pennsylvania	10,117	477	—	10,594
Illinois	9,453	486	—	9,939
Other	6,312	435	—	6,747
Total	$68,700	$4,913	$—	$73,613

The following table presents state and political subdivision holdings by category.

(Dollars in thousands)
September 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
School districts	$25,848	$1,666	$—	$27,514
General obligation	35,765	2,820	—	38,585
Revenue obligations (a)	7,087	427	—	7,514
Total	$68,700	$4,913	$—	$73,613

(a)	Includes water and sewer districts, tax revenue obligations and other.

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

Individual Issuer Trust Preferred Securities

(Dollars in thousands)	September 30, 2012				Credit Ratings
					September 30, 2012			Form 10-Q Filing Date
Named Issuer (parent holding company)	(a)	Amortized Cost (b)	Fair Value	Unrealized Loss	Moody's	S&P		Moody's	S&P
JPMorgan Chase & Co.	2	$9,743	$7,084	($2,659)	Baa2	BBB		Baa2	BBB
Bank of America Corporation	3	5,750	4,196	(1,554)	Ba2	BB+	(c)	Ba2	BB+	(c)
Wells Fargo & Company	2	5,124	4,225	(899)	A3/Baa1	A-/BBB+		A3/Baa1	A-/BBB+
SunTrust Banks, Inc.	1	4,169	3,190	(979)	Baa3	BB+	(c)	Baa3	BB+	(c)
Northern Trust Corporation	1	1,982	1,676	(306)	A3	A-		A3	A-
State Street Corporation	1	1,972	1,539	(433)	A3	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,927	1,526	(401)	Baa3	BB+	(c)	Baa3	BB+	(c)
Totals	11	$30,667	$23,436	($7,231)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Net of other-than-temporary impairment losses recognized in earnings.

(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

Pooled Trust Preferred Obligations

(Dollars in thousands)	September 30, 2012					Credit Ratings
				No. of Cos. in Issuance	Deferrals & Defaults (a)	September 30, 2012			Form 10-Q Filing Date
	Amortized Cost	Fair Value	Unrealized Loss
Deal Name						Moody's		S&P	Moody's		S&P
Tropic CDO 1, tranche A4L (d)	$2,784	$625	($2,159)	38	40%	Ca	(c)	(b)	Ca	(c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,263	305	(958)	73	34%	C	(c)	(b)	C	(c)	(b)
Totals	$4,047	$930	($3,117)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
This security was placed on nonaccrual status in March 2009. The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010. The September 30, 2012 amortized cost was net of $2.1 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $2.1 million, were credit-related impairment losses of $209 thousand recorded in the first quarter of 2012, reflecting adverse changes in the expected cash flows for this security. As of September 30, 2012, this security has unrealized losses of $2.2 million and a below investment grade rating of “Ca” by Moody's Investors Service Inc. (“Moody's”). Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

(e)
This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The September 30, 2012 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. The analysis of the expected cash flows for this security as of September 30, 2012 did not negatively affect the amount of credit-related impairment losses previously recognized on this security. As of September 30, 2012, the security has unrealized losses of $1.1 million and a below investment grade rating of “C” by Moody's. Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

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

See Note 4 to the Unaudited Consolidated Financial Statements for additional discussion on securities.

Loans
Total loans amounted to $2.3 billion at September 30, 2012, up by $109.5 million, or 5%, in the nine months of 2012, due primarily to growth in the commercial loan portfolio.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $718.4 million at September 30, 2012, an increase of $82.6 million, or 13%, from the $635.8 million balance at December 31, 2011.  Included in these amounts were commercial construction loans of $25.1 million and $11.0 million, respectively.  Commercial real estate loans are secured by a variety of property types, with approximately 83% of the total composed of retail facilities, office buildings, commercial mixed use, lodging, multi-family dwellings and industrial & warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$666,871	93%	$589,083	93%
New York, New Jersey, Pennsylvania	37,160	5%	33,317	5%
New Hampshire	12,135	2%	11,668	2%
Other	2,187	—%	1,700	—%
Total	$718,353	100%	$635,768	100%

Other Commercial Loans
Other commercial loans amounted to $501.0 million at September 30, 2012, an increase of $12.1 million from the balance at December 31, 2011.  This portfolio includes loans to a variety of business types.  Approximately 73% of the total is composed of owner occupied & other real estate, retail trade, health care/social assistance, manufacturing, wholesale trade businesses, accommodation & food services, construction businesses and entertainment & recreation.

Residential Real Estate Loans
The residential real estate loan portfolio amounted to $715.4 million at September 30, 2012, an increase of $15.0 million from the balance at December 31, 2011.  Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  The majority of loans originated for sale are sold with servicing released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  Total residential real estate mortgage loan originations, including brokered loans as agent, totaled $562.3 million for the nine months ended September 30, 2012, compared to $265.7 million for the same period in 2011.  Of these amounts, $399.9 million and $127.1 million, respectively, were originated for sale in the secondary market, including brokered loans as agent. Washington Trust has continued to experience strong residential real estate mortgage refinancing and sales activity, due in part to the low mortgage interest rate environment.

When selling a residential real estate mortgage loan or acting as originating agent on behalf of a third party, Washington Trust generally makes various representations and warranties. As such, Washington Trust may be required to either repurchase the residential real estate mortgage loan with the identified defects or indemnify (“make-whole”) the investor for its losses if the representations and warranties are breached. The unpaid principal balance of loans repurchased due to representation and warranty claims as of September 30, 2012 was $893 thousand, compared to $773 thousand at December 31, 2011. Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential mortgage loans. The reserve balance amounted to $250 thousand and $118 thousand, respectively, at September 30, 2012 and December 31, 2011 and is included in other liabilities in the Consolidated Balance Sheets. In the third quarter of 2012, the Corporation recognized a $201 thousand charge against net gains on loan sales and commissions on loans originated for others in order to maintain a reserve balance reflective of management's best estimate of probable losses. There were no such charges recognized in the three and nine months ended September 30, 2011.

From time to time Washington Trust purchases one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $58.3 million and $71.4 million, respectively, as of September 30, 2012 and December 31, 2011.

The following is a geographic summary of residential mortgages by property location. There are no loans in either California or Colorado as of September 30, 2012.

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$694,274	97.0%	$675,935	96.5%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	9,658	1.3%	11,499	1.6%
Ohio	3,706	0.5%	5,665	0.8%
New Hampshire	4,342	0.6%	2,767	0.4%
Washington, Oregon, California	1,385	0.2%	1,881	0.3%
Georgia	1,106	0.2%	1,118	0.2%
New Mexico, Colorado	477	0.1%	1,079	0.2%
Other	464	0.1%	470	—%
Total	$715,412	100.0%	$700,414	100.0%

Consumer Loans
Consumer loans amounted to $322.0 million at September 30, 2012, level with the balance at December 31, 2011.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at September 30, 2012.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	Sep 30, 2012	Dec 31, 2011
Nonaccrual loans:
Commercial mortgages	$5,956	$5,709
Commercial construction and development	—	—
Other commercial	3,201	3,708
Residential real estate mortgages	7,127	10,614
Consumer	1,463	1,206
Total nonaccrual loans	17,747	21,237
Nonaccrual investment securities	929	887
Property acquired through foreclosure or repossession, net	2,447	2,647
Total nonperforming assets	$21,123	$24,771

Nonperforming assets to total assets	0.69%	0.81%
Nonperforming loans to total loans	0.79%	0.99%
Total past due loans to total loans	1.05%	1.22%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets decreased to $21.1 million, or 0.69% of total assets, at September 30, 2012, from $24.8 million, or 0.81% of total assets, at December 31, 2011.

Nonaccrual loans totaled $17.7 million at September 30, 2012, down by $3.5 million since December 31, 2011, reflecting net decreases in residential real estate mortgages and other commercial loans. Property acquired through foreclosure or repossession amounted to $2.4 million at September 30, 2012, compared to $2.6 million at December 31, 2011. The balance at September 30, 2012 consisted of eight commercial properties and six residential properties.

Nonaccrual investment securities at September 30, 2012 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities” above.

Nonaccrual Loans
During the three and nine months ended September 30, 2012, the Corporation has made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2012.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	September 30, 2012			December 31, 2011
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial:
Mortgages	$2,495	$3,461	$5,956	$4,995	$714	$5,709
Construction and development	—	—	—	—	—	—
Other	1,366	1,835	3,201	633	3,075	3,708
Residential real estate mortgages	3,924	3,203	7,127	6,283	4,331	10,614
Consumer	811	652	1,463	874	332	1,206
Total nonaccrual loans	$8,596	$9,151	$17,747	$12,785	$8,452	$21,237

Commercial mortgage loans in nonaccrual status increased by $247 thousand from the balance at the end of 2011. As of September 30, 2012, the $6.0 million balance of nonaccrual commercial mortgage loans consisted of six relationships. The loss allocation on total nonaccrual commercial mortgage loans was $532 thousand at September 30, 2012.  All of the nonaccrual commercial mortgage loans were located in Rhode Island and Connecticut and as of September 30, 2012, the $6.0 million balance primarily reflected two relationships. During the third quarter of 2012, a commercial mortgage loan totaling $3.2 million, secured by an office building, was added to nonaccrual status.  This loan is collateral dependent and, based on the fair value of the underlying collateral, a $264 thousand loss allocation on this relationship was deemed necessary at September 30, 2012. The second largest nonaccrual relationship in the commercial mortgage category totaled $2.3 million and is secured by several properties, including office, light industrial and retail space. This relationship is collateral dependent and, based on the fair value of the underlying collateral, a $183 thousand loss allocation on this relationship was deemed necessary at September 30, 2012. The Bank has additional accruing commercial real estate and residential mortgage loans totaling $4.6 million, which are related to this borrower by common guarantor. These additional loans have performed in accordance with terms of the loans and were not past due as of September 30, 2012.

Other commercial loans in nonaccrual status amounted to $3.2 million at September 30, 2012, down by $507 thousand from the December 31, 2011 balance of $3.7 million.  The loss allocation on these loans was $370 thousand at September 30, 2012. The largest nonaccrual relationship in the other commercial category was $1.2 million at September 30, 2012. This relationship is collateral dependent and secured by retail properties. Based on the fair value of the underlying collateral, a loss allocation of $126 thousand was deemed necessary as of September 30, 2012.

Nonaccrual residential mortgage loans decreased by $3.5 million from the balance at the end of 2011.  As of September 30, 2012, the $7.1 million balance of nonaccrual residential mortgage loans consisted of 26 loans, with $5.4 million located in Rhode Island and Massachusetts.  The loss allocation on total nonaccrual residential mortgages was $1.2 million at September 30, 2012.  Included in total nonaccrual residential mortgages at September 30, 2012 were 13 loans purchased for portfolio and serviced by others amounting to $4.2 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Nonaccrual consumer loans increased by $257 thousand from the balance at the end of 2011, reflecting increases in nonaccrual home equity lines and loans.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Amount	% (1)	Amount	% (1)
Commercial real estate loans	$7,347	1.02%	$6,931	1.09%
Other commercial loans	5,254	1.05%	5,375	1.10%
Residential real estate mortgages	7,113	0.99%	11,757	1.68%
Consumer loans	3,900	1.21%	2,210	0.69%
Total past due loans	$23,614	1.05%	$26,273	1.22%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of September 30, 2012, total past due loans amounted to $23.6 million, or 1.05% of total loans, down by $2.7 million from December 31, 2011.

Included in past due loans as of September 30, 2012 were nonaccrual loans of $14.5 million.  All loans 90 days or more past due at September 30, 2012 and December 31, 2011 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of September 30, 2012, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The carrying amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Sep 30, 2012	Dec 31, 2011
Accruing troubled debt restructured loans:
Commercial mortgages	$9,131	$6,389
Other commercial	6,880	6,625
Residential real estate mortgages	386	1,481
Consumer	158	171
Accruing troubled debt restructured loans	16,555	14,666
Nonaccrual troubled debt restructured loans:
Commercial mortgages	—	91
Other commercial	2,306	2,154
Residential real estate mortgages	1,697	2,615
Consumer	46	106
Nonaccrual troubled debt restructured loans	4,049	4,966
Total troubled debt restructured loans	$20,604	$19,632

As of September 30, 2012, loans classified as troubled debt restructurings totaled $20.6 million, up by $972 thousand from the balance at December 31, 2011. Included in this increase was an $8.2 million loan restructuring described below, which was largely offset by declassifications from troubled debt restructuring disclosure status, paydowns and other reductions.

At September 30, 2012, the largest troubled debt restructured relationship consisted of one accruing commercial real estate relationship with a carrying value of $8.2 million, secured by a hotel industry property. The restructuring took place in the third quarter of 2012 and included a modification of certain payment terms and a below market interest rate reduction for a temporary period on approximately $3.1 million of the total balance. In connection with this restructuring, additional collateral was also provided by the borrower during the third quarter of 2012.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2012 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $13.3 million in potential problem loans at September 30, 2012, compared to $7.4 million at December 31, 2011.  The increase from the end of 2011 primarily reflects one commercial mortgage relationship totaling $5.3 million that was downgraded in the first quarter of 2012 to a risk rating of “classified” from “special mention” based on management's assessment of potential weakness in future year cash flow to be generated by the underlying property. Approximately 87% of the potential problem loans at September 30, 2012 consisted of three commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

As of September 30, 2012, the allowance for loan losses was $30.8 million, or 1.36% of total loans, compared to $29.8 million, or 1.39% of total loans at December 31, 2011.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Sep 30, 2012	Dec 31, 2011
Collateral dependent impaired loans (1)	$17,093	$22,316
Impaired loans measured on discounted cash flow method (2)	12,898	6,717
Total impaired loans	$29,991	$29,033

(1)	Net of partial charge-offs of $1.8 million and $2.3 million, respectively, at September 30, 2012 and December 31, 2011.

(2)	Net of partial charge-offs of $187 thousand and $328 thousand, respectively, at September 30, 2012 and December 31, 2011.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired.  The loss allocation on impaired loans amounted to $2.0 million and $1.8 million, respectively, at September 30, 2012 and December 31, 2011.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

Other individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system and the application of loss allocation factors.  The loan rating system is described under the caption “Credit Quality Indicators” in Note 5 to the Unaudited Consolidated Financial Statements.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product. We continue to periodically reassess and revise the loss allocation factors and estimates used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.

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

For the three and nine months ended September 30, 2012, the loan loss provision totaled $600 thousand and $2.1 million, respectively, compared to $1.0 million and $3.7 million, respectively, for the same periods in 2011.  The provision for loan losses was based on management’s assessment of trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation.  For the three and nine months ended September 30, 2012, net charge-offs totaled $296 thousand and $1.2 million, respectively, compared to $712 thousand and $2.6 million, respectively, for the same periods in 2011.  Commercial and commercial real estate loan net charge-offs amounted to 59% of total net charge-offs in the nine months ended September 30, 2012, compared to 77% for the same period in 2011.

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.  While management believes that the level of allowance for loan losses at September 30, 2012 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table presents the allocation of the allowance for loan losses as of the dates indicated:

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$9,253	31%	$8,195	29%
Construction and development	218	1	95	1
Other	6,506	22	6,200	22
Residential real estate:
Mortgage	4,136	31	4,575	32
Homeowner construction	128	1	119	1
Consumer	2,639	14	2,452	15
Unallocated	7,872		8,166	—
Balance at end of period	$30,752	100%	$29,802	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLBB borrowings, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

Management’s preferred strategy for funding asset growth is to grow low-cost deposits, including demand deposit, NOW and savings accounts.  Asset growth in excess of low-cost deposits is typically funded through higher-cost deposits (including certificates of deposit and money market accounts), brokered certificates of deposit, FHLBB borrowings, and securities portfolio cash flow.

Deposits
Washington Trust offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue. Total deposits amounted to $2.2 billion at September 30, 2012, up by $108.3 million from the balance at December 31, 2011, with increases in all deposit categories.

Demand deposits totaled $352.3 million at September 30, 2012, up by $12.5 million, or 4%, from the balance at December 31, 2011.  NOW account balances increased by $10.5 million, or 4%, and totaled $267.5 million at September 30, 2012.    During 2012, savings deposits increased by $24.3 million, or 10%, and amounted to $268.2 million at September 30, 2012.

Money market accounts (including brokered money market deposits) totaled $459.7 million at September 30, 2012, up by $52.9 million, or 13%, from the balance at December 31, 2011.

Time deposits (including brokered certificates of deposit) amounted to $887.0 million at September 30, 2012, up by $8.2 million, or 1%, from the balance at December 31, 2011.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $788.4 million and $788.7, respectively, at September 30, 2012 and December 31, 2011.

Washington Trust is a member of the Insured Cash Sweep (“ICS”) network, a low-cost reciprocal deposit sweep service, and a member of the Certificate of Deposit Account Registry Service (“CDARS”) network. Washington Trust uses ICS to place customer funds into money market accounts issued by other network member banks and CDARS to place customer funds into certificate of deposit accounts issued by other network member banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that depositor customers are eligible for full FDIC insurance. We receive reciprocal amounts of deposits from other network members who do the same with their customer deposits. ICS and CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.

Included in total money market deposits were ICS reciprocal money market deposits totaling $75.6 million at September 30, 2012, up from $39.5 million at December 31, 2011.   Included in in-market time deposits at September 30, 2012 were CDARS reciprocal time deposits of $181.4 million, which were down by $2.5 million from December 31, 2011.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $417.7 million at September 30, 2012, down by $122.8 million from the balance at the end of 2011.

In connection with the Corporation's ongoing interest rate risk management efforts, the following balance sheet management transactions have been conducted in 2012.

•	In January 2012, the Corporation modified the terms of $31.1 million of its FHLBB advances with original maturity dates in 2014 into longer terms maturing in 2016 and 2017.

•
In May 2012, the Corporation sold $6.0 million in mortgage-backed securities and prepaid a $5.0 million FHLBB advance with an original maturity date in 2013. The transaction resulted in net realized gains on sales of securities of $217 thousand and debt prepayment penalty expense of $203 thousand.

•
In June 2012, the Corporation prepaid two FHLBB advances totaling $10.0 million with original maturity dates in 2015, resulting in debt prepayment penalty expense of $758 thousand. Also in June 2012, the Corporation modified terms of $36.7 million of its FHLBB advances with original maturity dates in 2014 and 2015 into longer terms maturing in 2017.

•
In September 2012, the Corporation prepaid FHLBB advances totaling $32.4 million with original maturity dates in 2013 and 2014, resulting in debt prepayment penalty expense of $1.2 million . Also in September 2012, the Corporation modified terms of $13.0 million of its FHLBB advances with original maturity dates in 2014 and 2015 into longer terms maturing in 2017.

Other borrowings of the Corporation decreased by $19.5 million from the balance at the end of 2011, reflecting the maturity of securities sold under repurchase agreements totaling $19.5 million.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 74% of total average assets in the nine months ended September 30, 2012.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the nine months ended September 30, 2012.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the nine months ended September 30, 2012, net cash used in financing activities amounted to $43.7 million.  FHLBB advances and other borrowings decreased by $122.8 million and $19.5 million, respectively, while total deposits increased by $108.3 million in the first nine months of 2012.  Net cash provided by investing activities totaled $1.5 million for the nine months ended September 30, 2012. The most significant elements of cash flow within investment activities were net outflows related to growth in the loan portfolio, offset by cash received from maturities, principal payments and sales of securities available for sale, primarily mortgage-backed securities.  Net cash provided by operating activities amounted to $8.8 million for the nine months ended September 30, 2012, most of which was generated by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $298.4 million at September 30, 2012, compared to $281.4 million at December 31, 2011.

The ratio of total equity to total assets amounted to 9.79% at September 30, 2012.  This compares to a ratio of 9.18% at December 31, 2011.  Book value per share at September 30, 2012 and December 31, 2011 amounted to $18.23 and $17.27, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of September 30, 2012, the Bancorp and the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at September 30, 2012:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$417,675	$78,593	$81,524	$209,103	$48,455
Junior subordinated debentures	32,991	—	—	—	32,991
Operating lease obligations	20,157	2,277	4,168	2,827	10,885
Software licensing arrangements	4,200	2,004	1,799	397	—
Other borrowings	229	41	91	97	—
Total contractual obligations	$475,252	$82,915	$87,582	$212,424	$92,331

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)
All FHLBB advances are shown in the period corresponding to their scheduled maturity.  Some FHLBB advances are callable at earlier dates.  See Note 8 to the Unaudited Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$245,717	$174,149	$27,387	$3,465	$40,716
Home equity lines	186,357	560	—	—	185,797
Other loans	30,498	23,848	1,225	5,425	—
Standby letters of credit	7,175	7,075	100	—	—
Forward loan commitments to:
Originate loans	102,063	102,063	—	—	—
Sell loans	135,799	135,799	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	65,241	9,406	38,788	10,399	6,648
Mirror swaps with counterparties	65,241	9,406	38,788	10,399	6,648
Interest rate risk management contract:
Interest rate swap contracts	32,991	10,310	8,248	14,433	—
Total commitments	$871,082	$472,616	$114,536	$44,121	$239,809

Off-Balance Sheet Arrangements
For information on financial instruments with off-balance sheet risk and derivative financial instruments see Notes 10 and 17 to the Unaudited Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2012 and December 31, 2011, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2012 and December 31, 2011.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2012		December 31, 2011
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.46)%	(7.74)%	(2.29)%	(6.70)%
100 basis point rate increase	2.79%	5.52%	2.06%	3.25%
200 basis point rate increase	5.79%	10.60%	4.13%	5.88%
300 basis point rate increase	7.58%	12.70%	5.45%	6.40%

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

While the ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin.  Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost time deposits in rising rate scenarios as noted above.  Due to the low current level of market interest rates, the banking industry has experienced relatively strong growth in low-cost FDIC-insured core savings deposits over the past several years.  The ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled increased amounts of deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  It should be noted that the static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior.  Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates.  Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates.  The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO’s estimates.  Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2012 and December 31, 2011 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (noncallable)	$529	($1,025)
States and political subdivisions	2,047	(3,872)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2,390	(12,285)
Trust preferred debt and other corporate debt securities	116	1,151
Total change in market value as of September 30, 2012	$5,082	($16,031)

Total change in market value as of December 31, 2011	$8,138	($21,724)

See Notes 10 and 17 to the Unaudited Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended September 30, 2012.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (1)
101
The following materials from Washington Trust Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (2)

____________________

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

(2)
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 7, 2012	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 7, 2012	By:	/s/ David V. Devault
David V. Devault
Senior Executive Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (1)
101
The following materials from Washington Trust Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (2)

____________________

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

(2)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.