Form 10-K
period 2012-12-31
WASHINGTON TRUST BANCORP INC
filed 2013-03-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2012 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 BROAD STREET, WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     401-348-1200
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.0625 PAR VALUE PER SHARE	THE NASDAQ STOCK MARKET LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:   NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes  ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☒No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes  ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2012 was $341,454,096 based on a closing sales price of $24.38 per share as reported for the NASDAQ Global Select Market, which includes $12,783,568 held by The Washington Trust Company under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 26, 2013 was 16,403,296.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 13, 2013 for the Annual Meeting of Shareholders to be held April 23, 2013 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2012

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

Through its subsidiaries, the Bancorp offers a broad range of financial services to individuals and businesses, including wealth management, through its offices in Rhode Island, eastern Massachusetts and Connecticut; automated teller machines (”ATMs”); and its Internet website (www.washtrust.com).  The Bancorp’s common stock is traded on the NASDAQ Global Select® Market under the symbol “WASH.”

The accounting and reporting policies of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”) are in accordance with U. S. generally accepted accounting principles (“GAAP”) and conform to general practices of the banking industry.  At December 31, 2012, Washington Trust had total assets of $3.1 billion, total deposits of $2.3 billion and total shareholders’ equity of $295.7 million.

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

Commercial real estate loans consist of commercial mortgages and construction and development loans made for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  Properties such as retail facilities, office buildings, commercial mixed use, lodging, multi-family dwellings and industrial and warehouse properties normally collateralize commercial real estate loans.  These properties are primarily located in Rhode Island, Massachusetts and Connecticut.

Commercial and industrial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, developing, constructing, improving or refinancing the real estate securing the loan, nor is the repayment source income generated directly from such real property.  The Bank’s commercial and industrial loan portfolio includes loans to business sectors such as healthcare/social assistance, owner occupied and other real estate, retail trade, manufacturing, construction businesses, wholesale trade, accommodation and food services, entertainment and recreation, public administration and professional services.

In recent years, the Bank has experienced increased demand for commercial and commercial real estate loans.  The Bank has sought to selectively expand its commercial lending relationships with new and existing customers while at the same time maintaining its traditional commercial lending underwriting standards and levels of interest rate risk.  The total commercial loan portfolio has increased from 48% of total loans at December 31, 2008 to 55% at December 31, 2012.  With respect to commercial real estate lending, management believes that the portfolio growth is in large part attributable to enhanced business cultivation efforts with new and existing borrowers.  With respect to other commercial loans (commercial and industrial lending), management believes that the portfolio growth in recent years has in large part been attributable to the Bank’s success in attracting commercial borrowers from larger institutions in its regional market area of southern New England, primarily in Rhode Island.

In making commercial loans, Washington Trust may occasionally solicit the participation of other banks and may also occasionally participate in commercial loans originated by other banks.  From time to time, the guaranteed portion of Small Business Administration (“SBA”) loans are sold to investors.

Residential Real Estate Mortgages
The residential real estate portfolio represented 31% of total loans at December 31, 2012.  Residential real estate mortgages are primarily originated by commissioned mortgage originator employees.  Washington Trust generally underwrites its residential mortgages based upon secondary market standards.  Residential mortgages are originated both for sale in the secondary market as well as for retention in the Bank’s loan portfolio.  Loan sales in the secondary market provide funds for additional lending and other banking activities.  Washington Trust sells loans with servicing retained or released.  Residential real estate mortgages are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In recent years, Washington Trust has experienced strong residential mortgage refinancing activity in response to the low mortgage interest rate environment, as well as origination volume growth due to our expansion of residential mortgage lending offices outside of Rhode Island.  Total residential mortgage loans, including brokered loans as agent, amounted to a record $782.2 million in 2012, compared to $203.6 million in 2008.

From time to time, Washington Trust may purchase one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually evaluated by us at the time of purchase using underwriting standards similar to those employed for Washington Trust’s self-originated loans.  At December 31, 2012, the purchased portfolio made up 8% and 2% of the total residential real estate and total loan portfolios, respectively.

Washington Trust has never offered a sub-prime mortgage program and has no option-adjusted ARMs.

Consumer Loans
The consumer loan portfolio represented 14% of total loans as of December 31, 2012.  Consumer loans include home equity loans and lines of credit, personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.  Home equity lines and home equity loans represent 82% of the total consumer portfolio at December 31, 2012.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Bank estimates that approximately 68% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

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

The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees various systems and procedures performed by management to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the allowance for loan losses.  These committees report the results of their respective oversight functions to the Bank’s Board of Directors.  In addition, the Board receives information concerning asset quality measurements and trends on a monthly basis.

Deposit Activities
Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of deposit products with a range of interest rates and terms to consumer, commercial, non-profit and municipal deposit customers.  Washington Trust’s deposit accounts consist of interest-bearing checking, noninterest-bearing checking, savings, money market and certificates of deposit.  A variety of retirement deposit accounts are offered to personal and business customers.  Additional deposit services provided to customers include debit cards, ATMs, telephone banking, Internet banking, mobile banking, remote deposit capture and other cash management services.  Washington Trust also offers merchant credit card processing services to business customers.  From time to time, brokered time deposits from out-of-market institutional sources are utilized as part of our overall funding strategy.

Washington Trust is a participant in the Insured Cash Sweep (“ICS”) program, a low-cost reciprocal deposit sweep service, and in the Certificate of Deposit Account Registry Service (“CDARS”) program. Washington Trust uses ICS to place customer funds into money market accounts issued by other participating banks and uses CDARS to place customer funds into certificate of deposit accounts issued by other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that depositor customers are eligible for full FDIC insurance. We receive reciprocal amounts of deposits from other participating banks who do the same with their customer deposits. ICS and CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.

Wealth Management Services
The Corporation’s wealth management business generated revenues totaling $29.6 million in 2012, representing 19% of total revenues.  It provides a broad range of wealth management services to personal and institutional clients and mutual funds.  These services include investment management; financial planning; personal trust services including services as trustee, administrator, custodian and guardian; and estate settlement.  Institutional trust services are also provided, including custody and fiduciary services.  Wealth Management services are provided through the Bank and its registered investment adviser subsidiary, Weston Financial Group, Inc. The Corporation also operates a broker-dealer subsidiary which primarily conducts transactions for Weston Financial Group clients.  See additional information under the caption “Subsidiaries.”  Noninterest income from wealth management services consists of trust and investment management fees, mutual fund fees, and financial planning, commissions, estate settlement fees and other service fees.

At December 31, 2012 and 2011, wealth management assets under administration totaled $4.2 billion and $3.9 billion, respectively.  These assets are not included in the Consolidated Financial Statements.

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

Wholesale Funding Activities
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  The Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at December 31, 2012.  The Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding FHLBB advances.  The FHLBB maintains a security interest in various assets of the Bank including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank (“FRB”). See Note 11 to the Consolidated Financial Statements for additional information.

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

The Bank’s subsidiary, Weston Financial, is a registered investment adviser and financial planning company located in Wellesley, Massachusetts, with an insurance agency subsidiary.  In addition, the Bank has other passive investment subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  The Bank also has a limited liability company subsidiary that serves as a special limited partner responsible for certain administrative functions associated with the Bank’s investment in two real estate limited partnerships. In 2012, we formed Washington Trust Mortgage Company LLC, a mortgage banking subsidiary of the Bank, which is licensed to do business in Rhode Island, Massachusetts and Connecticut. Please see “-Supervision and Regulation-Consumer Protection Regulation-Mortgage Reform” for a discussion of certain regulations that apply to Washington Trust Mortgage Company LLC. Effective November 26, 2012, our mortgage origination business conducted in our residential mortgage lending offices located in Sharon and Burlington, Massachusetts, and Glastonbury, Connecticut, is now performed by this Bank subsidiary.

Weston Securities Corporation
WSC is a licensed broker-dealer that markets several investment programs, including mutual funds and variable annuities, primarily to Weston Financial clients.  WSC acts as the principal distributor to a group of mutual funds for which Weston Financial is the investment advisor.

Market Area
Washington Trust is headquartered in Westerly, Rhode Island, in Washington County.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2012, the Bank has ten branch offices located in southern Rhode Island (Washington County), seven branch offices located in the greater Providence area in Rhode Island and a branch office located in southeastern Connecticut.  In 2012, the Bank opened its third full-service branch in Cranston, Rhode Island, which was a continuation of our expansion into the greater Providence area.  Both the population and number of businesses in this area far exceed those in southern Rhode Island.

Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  In addition to branch offices, the Bank has a commercial lending office located in the financial district of Providence, Rhode Island. As of December 31, 2012, Washington Trust has four residential mortgage lending offices: two located in eastern Massachusetts (Sharon and Burlington), a Glastonbury, Connecticut, office and a Warwick, Rhode Island office. The residential mortgage lending office located in Warwick, Rhode Island, was opened in February of 2012.

Washington Trust provides wealth management services from its main office and offices located in Providence and Narragansett, Rhode Island, and Wellesley, Massachusetts.

Competition
Washington Trust faces considerable competition in its market area for all aspects of banking and related financial service activities.  Competition from both bank and non-bank organizations is expected to continue.

Washington Trust contends with strong competition both in generating loans and attracting deposits.  The primary factors in competing are interest rates, financing terms, fees charged, products offered, personalized customer service, online access to accounts and convenience of branch locations, ATMs and branch hours.  Competition comes from commercial banks, credit unions, and savings institutions, as well as other non-bank institutions.  Washington Trust faces strong competition from larger institutions with greater resources, broader product lines and larger delivery systems than the Bank.

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

Employees
At December 31, 2012, Washington Trust had 592 employees consisting of 552 full-time and 40 part-time and other employees.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and a 401(k) plan.  The pension plan was closed to new hires and rehires after September 30, 2007.  Management considers relations with its employees to be good.  See Note 15 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

GUIDE 3 Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	39-40
II.	Investment Portfolio	46-51, 88
III.	Loan Portfolio	51-59, 93
IV.	Summary of Loan Loss Experience	59-63, 103
V.	Deposits	39, 108
VI.	Return on Equity and Assets	27
VII.	Short-Term Borrowings	109

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

The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) comprehensively reformed the regulation of financial institutions, products and services.

Among other things, the Dodd-Frank Act:

•
grants the Board of Governors of the Federal Reserve System (the “Federal Reserve”) increased supervisory authority and codifies the source of strength doctrine, as discussed in more detail in “-Regulation of the Bancorp-Source of Strength” below;

•	establishes new corporate governance and proxy disclosure requirements, as discussed in “-Regulation of the Bancorp-Corporate Governance and Executive Compensation” below;

•	provides for new capital standards applicable to the Corporation, as discussed in more detail in “-Capital Requirements” below;

•	modified the scope and costs associated with deposit insurance coverage, as discussed in “-Regulation of the Bank-Deposit Insurance Premiums” below;

•
permits well capitalized and well managed banks to acquire other banks in any state, subject to certain deposit concentration limits and other conditions, as discussed in “-Regulation of the Bank-Acquisitions and Branching” below;

•	permits the payment of interest on business demand deposit accounts;

•	established new minimum mortgage underwriting standards for residential mortgages, as discussed in “-Consumer Protection Regulation-Mortgage Reform” below;

•	established the Bureau of Consumer Financial Protection (the “CFPB”), as discussed in “-Consumer Protection Regulation” below;

•
bars banking organizations, such as the Bancorp, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, as discussed in “Regulation of Other Activities-Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds” below; and

•
established the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Regulation of the Bancorp
As a registered bank holding company, the Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and to inspection, examination and supervision by the Federal Reserve, and the State of Rhode Island, Department of Business Regulation, Division of Banking (the “RI Division of Banking”).

The Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, or commitments to, the Federal Reserve. The Federal Reserve is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

Source of Strength. Under the Dodd-Frank Act, the Bancorp is required to serve as a source of financial strength for the Bank in the event of the financial distress of the Bank. This provision codifies the longstanding policy of the Federal Reserve. This support may be required at times when the bank holding company may not have the resources to provide it.

Acquisitions and Activities. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the Federal Reserve.

The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. In 2005, the Bancorp elected financial holding company status pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”). As a financial holding company, the Bancorp is authorized to engage in certain financial activities in which a bank holding company may not engage. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Currently, as a financial holding company, the Bancorp engages, through WSC, in broker-dealer activities pursuant to this authority.

If a financial holding company fails to remain well capitalized and well managed, the company and its affiliates may not commence any new activity that is authorized particularly for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its nonbanking subsidiaries engaged in activities not permissible for a bank holding company. If a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act, it will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities, or acquiring companies other than bank holding companies, banks or savings associations, except that the Bancorp could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHCA. In addition, if the Federal Reserve finds that the Bank is not well capitalized or well managed, the Bancorp would be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, the Bancorp would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHCA without prior Federal Reserve approval. If the Bancorp fails to correct any such condition within a prescribed period, the Federal Reserve could order the Bancorp to divest its banking subsidiary or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHCA.

Limitations on Acquisitions of Bancorp Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting securities of a bank holding company, such as the Bancorp, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a bank holding company. In addition, any company would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or otherwise obtaining control or a controlling influence over a bank holding company. In 2008, the Federal Reserve released guidance on minority investments in banks that relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance.

Corporate Governance and Executive Compensation. Under the Dodd-Frank Act, the SEC adopted rules granting proxy access for shareholder nominees and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, the Company is required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the CEO, and employee and director hedging activities. As required by the Dodd-Frank Act, the stock exchanges have changed their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. Finally, the federal regulatory agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

Regulation of the Bank
The Bank is subject to the regulation, supervision and examination by the FDIC, the RI Division of Banking and the State of Connecticut, Department of Banking. The Bank is also subject to various Rhode Island and Connecticut business and banking regulations and the regulations issued by the CFPB (as examined and enforced by the FDIC). Additionally, under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Bancorp, including the Bank.

Deposit Insurance Premiums. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. The Bank’s FDIC deposit insurance costs totaled $2.0 million in 2012. The FDIC has the power to adjust the assessment rates at any time.

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

The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor. Additionally, the Dodd-Frank Act provided temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts from December 31, 2010 to December 31, 2012. This replaced the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2010.

Acquisitions and Branching. The Bank must seek prior regulatory approval from the RI Division of Banking and the FDIC to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act (“FDIA”) generally limits the investment activities of FDIC-insured, state-chartered banks, such as the Bank, when acting as principal to those that are permissible for national banks. Further, GLBA permits state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need FDIC approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits.

The Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Bank or the Bancorp from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions. The Bank has achieved a rating of “Satisfactory” on its most recent examination dated October 3, 2012. Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements.

Lending Restrictions. Federal law limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, be approved by a majority of the disinterested directors of the Bank.

A bank holding company and its subsidiaries are subject to prohibitions on certain tying arrangements. These institutions are generally prohibited from extending credit to or offering any other service on the condition that the client obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Capital Requirements
The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The Federal Reserve’s capital adequacy guidelines generally require bank holding companies to maintain total capital of at least 8% of total risk-weighted assets, including off-balance sheet items, with at least 50% of that amount consisting of Tier 1 (or “core”) capital and the remaining amount consisting of Tier 2 (or “supplementary”) capital. Tier 1 capital for bank holding companies generally consists of the sum of common shareholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Future issuances of trust preferred securities have been disallowed as Tier 1 qualifying capital by the Dodd-Frank Act, although the Company’s currently outstanding trust preferred securities have been grandfathered for Tier 1 eligibility. Under the proposed Basel III capital rules discussed below, the Company’s currently outstanding trust preferred securities would be phased out from the calculation of Tier 1 capital over a ten-year period. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, perpetual preferred stock and trust preferred securities, to the extent not eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. In addition to the risk-based capital requirements, the Federal Reserve requires most bank holding companies, including the Company, to maintain a minimum leverage capital ratio of Tier 1 capital to its average total consolidated assets of 4.0%. The Dodd-Frank Act requires the Federal Reserve to establish minimum risk-based and leverage capital requirements that may not be lower than those in effect on July 21, 2010. As of December 31, 2012, the Corporation’s total risk-based capital ratio was 13.26%, its Tier 1 capital ratio was 12.01% and its leverage ratio was 9.30%. The Bancorp is currently considered “well capitalized” under all regulatory definitions.

The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve regarding bank holding companies, as described above.

The Bancorp has not elected, and does not currently expect, to calculate its risk-based capital requirements under either the “advanced or standard” approach of the Basel II capital accords. In 2010 and 2011, the members of the Basel Committee on Banking Supervision agreed to new global capital adequacy standards, known as Basel III. These standards provide for higher capital requirements, enhanced risk coverage, a global leverage ratio, liquidity standards and a provision for counter-cyclical capital. The federal banking agencies issued three joint proposed rules (the “Proposed Capital Rules”) that implement the Basel III capital standards and establish the minimum capital levels for banks and bank holding companies required under the Dodd-Frank Act. The Proposed Capital Rules establish a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increase the minimum total Tier 1 capital ratio for a “well capitalized” institution from 6 % to 8%. Additionally, the Proposed Capital Rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount equal to 2.5% of total risk-weighted assets above the 6.5% minimum risk-based capital requirement. The Proposed Capital Rules revise certain other capital definitions and, generally, impose more stringent capital requirements. Further, the Proposed Capital Rules increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations. Under the Proposed Capital Rules, the amount of capital held against residential mortgages is based upon the loan-to-value ratio of the mortgage. Additionally, the Proposed Capital Rules remove the filter for accumulated other comprehensive income in the current capital rules which currently prevents unrealized gains and losses from being included in the calculation of the institution’s capital. This change would result in the need for additional capital to be held against unrealized gains and losses on “available for sale” securities, hedges and any adjustments to the funded status of defined benefit plans, which could result in increased volatility in the amount of required capital. As noted above, the Proposed Capital Rules also eliminate the treatment of trust preferred securities as Tier 1 capital over a ten-year period.

The financial services industry, members of Congress and state regulatory agencies provided extensive comments on the Proposed Capital Rules to the federal banking agencies. In response to such commentary, the federal banking agencies extended the deadline for the Proposed Capital Rules to go into effect and indicated that a final rule would be issued in 2013. The final capital rule may differ significantly in substance or in scope from the Proposed Capital Rules. Accordingly, the Company is not yet in a position to determine the effect of Basel III and the Proposed Capital Rules on its capital requirements.

Prompt Corrective Action. The FDIC has promulgated regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act (“FDIA”). Under the regulations, a bank is “well capitalized” if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.” The FDIC must take into consideration: (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. As of December 31, 2012, the Bank’s capital ratios placed it in the well capitalized category. Reference is made to Note 12 to the Consolidated Financial Statements for additional discussion of the Corporation’s regulatory capital requirements.

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

Dividend Restrictions
Restrictions on Bank Holding Company Dividends. The Federal Reserve and the RI Division of Banking have authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Additionally, under Rhode Island law, distributions of dividends cannot be made if a bank holding company would not be able to pay its debts as they become due in the usual course of business or the bank holding company’s total assets would be less than the sum of its total liabilities. The Bancorp’s revenues consist primarily of cash dividends paid to it by the Bank.

Restrictions on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations. Reference is made to Note 12 to the Consolidated Financial Statements for additional discussion of the Corporation’s ability to pay dividends.

Transactions with Affiliates
Under Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, there are various legal restrictions on the extent to which a bank holding company and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with the Bank to the extent that such transactions do not exceed 10% of the capital stock and surplus of the Bank (for covered transactions between the Bank and one affiliate) and 20% of the capital stock and surplus of the Bank (for covered transactions between the Bank and all affiliates). The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the Bank or one of its affiliates is an investment adviser. A “covered transaction” includes, among other things, a loan or extension of credit; an investment in securities issued by an affiliate; asset purchases; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate; a securities borrowing or lending transaction with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements.

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

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The CFPB issued a final rule that requires creditors, such as the Bank, to make a reasonable good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations. Creditors are required to consider the following eight underwriting factors: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. While the Dodd-Frank Act provides that qualified mortgages are entitled to a presumption that the creditor satisfied the ability-to-repay requirements, the final rule provides a safe harbor for loans that satisfy the definition of a qualified mortgage and are not “higher priced.” Higher-priced loans are subject to a rebuttable presumption. A “qualified mortgage” is a loan that does not contain certain risky features (such as negative amortization, interest-only payments, balloon payments, a term exceeding 30 years) has a debt-to-income ratio of not more than 43%, and for which the creditor considers and verifies the consumer’s current debt obligations, alimony, and child support. The rule becomes effective on January 10, 2014.

The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB has issued rules governing mortgage servicing, appraisals, escrow requirements for higher-priced mortgages and loan originator qualification and compensation.

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering and the Bank Secrecy Act
The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

Office of Foreign Assets Control (“OFAC”). The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by OFAC, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Bank.

Regulation of Other Activities
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

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. The Dodd-Frank Act bars banking organizations, such as the Bancorp, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Bancorp, the Bank and all of their subsidiaries and affiliates.

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

Risks Related to Our Banking Business - Credit Risk and Market Risk
Our allowance for loan losses may not be adequate to cover actual loan losses.
We are exposed to the risk that our borrowers may default on their obligations. A borrower’s default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to write off the loan in whole or in part. In such situations, we may acquire real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies, and often the amount owed under the defaulted loan exceeds the value of the assets acquired.

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

For a more detailed discussion on the allowance for loan losses, see additional information disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Policies and Estimates.”

Fluctuations in interest rates may reduce our profitability.
Our consolidated results of operations depend, to a large extent, on net interest income, which is the difference between interest income from interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.

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

For additional discussion on interest rate risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset / Liability Management and Interest Rate Risk.”

Our loan portfolio includes commercial loans, which are generally riskier than other types of loans.
At December 31, 2012, commercial loans represented 55% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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
We are particularly affected by downturns in the U.S. real estate market. Declines in the real estate market over the past several years, with decreasing property values and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of commercial and construction, mortgage, and consumer loan portfolios resulting in significant write-downs of assets by many financial institutions as the values of real estate collateral supporting many loans have declined significantly. In addition, continued weakness in the economy and continued high levels of unemployment, among other factors, have led to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected our business, financial condition, results of operations and stock price. A worsening of these economic conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. Our ability to properly assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. Accordingly, if these market conditions and trends continue, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

Continued weakness in the southern New England economy could adversely affect our financial condition and results of operations.
We primarily serve individuals and businesses located in southern New England. As a result, a significant portion of our earnings are closely tied to the economy of that region. Continued weakness or a deterioration in the economy of southern New England could result in the following consequences:

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
We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Rhode Island Division of Banking and the FDIC, as the insurer of the Bank’s deposits. Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Rhode Island Division of Banking have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies.

Our banking business is also affected by the monetary policies of the Federal Reserve. Changes in monetary or legislative policies may affect the interest rates the Bank must offer to attract deposits and the interest rates it must charge on loans, as well as the manner in which it offers deposits and makes loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including the Bank.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See “Business-Supervision and Regulation.”

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.
The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with the Bank’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. In addition, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. The CFPB recently issued a final rule that requires creditors, such as the Bank, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations. See “Business-Supervision and Regulation-The Dodd-Frank Act.”

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.

We may become subject to more stringent capital requirements.
The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. In addition, the federal banking agencies issued three joint proposed rules, or the “proposed capital rules,” that implement the Basel III capital standards and establish the minimum capital levels required under the Dodd-Frank Act. The proposed capital rules establish a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution, and increase the minimum total Tier 1 capital ratio for a well capitalized institution from 6 % to 8%. Additionally, the proposed capital rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount equal to 2.5% of total risk weight assets above the 6.5% minimum risk-based capital requirement. The proposed capital rules also phase out trust preferred securities from Tier 1 capital and increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations, and remove the filter for accumulated other comprehensive income in the current capital rules which currently prevents unrealized gains and losses from being included in the calculation of the institution’s capital.

The federal banking agencies extended the deadline for the proposed capital rules to go into effect and indicated that final rules would be issued in 2013. The final capital rules may differ significantly in substance or in scope from the proposed capital rules. However, the final capital rules are expected to increase our capital requirements and related compliance costs. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Risks Related to Our Wealth Management Business
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
Revenues from wealth management services represented 19% of our total revenues for 2012.  A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities.  Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

We may not be able to attract and retain wealth management clients at current levels.
Due to strong competition, our wealth management business may not be able to attract and retain clients at current levels.  Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies.  Many of our competitors have greater resources than we have.

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

Risks Related to Our Operations
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

Risks Related to Liquidity
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
We are a separate and distinct legal entity from The Washington Trust Company and depend on dividends, distributions and other payments from the Bank to fund dividend payments on our common stock. The Bank is subject to laws that authorize regulatory bodies to block or reduce the payment of cash dividends or other distributions from it to us. Regulatory action of that kind could impede access to funds we need to make payments on our dividend payments. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future. Further, the Federal Reserve has issued guidelines for evaluating proposals by large bank holding companies to increase dividends or repurchase or redeem shares, which includes a requirement for such firms to develop a capital distribution plan. The Federal Reserve has indicated that it is considering expanding these requirements to cover all bank holding companies, which may in the future restrict our ability to pay dividends. A reduction or elimination of dividends could adversely affect the market price of our common stock.

Risks Related to Accounting and Accounting Standards
If we are required to write-down goodwill recorded in connection with our acquisitions, our profitability would be negatively impacted.
Applicable accounting standards require us to use the purchase method of accounting for all business combinations.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  At December 31, 2012, we had $58.1 million of goodwill on our balance sheet.  Goodwill must be evaluated for impairment at least annually.  Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which would have an adverse effect on our financial condition and results of operations.

Changes in accounting standards are difficult to predict and can materially impact our financial statements.
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

Risks Related to Our Common Stock
Our common stock is not insured by any governmental entity.
Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity.

The market price and trading volume of our stock can be volatile.
The price of our common stock can fluctuate widely in response to a variety of factors. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly. Some of the factors that could cause fluctuations or declines in the price of our common stock include, but are not limited to, actual or anticipated variations in reported operating results, recommendations by securities analysts, the level of trading activity in our common stock, new services or delivery systems offered by competitors, business combinations involving our competitors, operating and stock price performance of companies that investors deem to be comparable to Washington Trust, news reports relating to trends or developments in the credit, mortgage and housing markets as well as the financial services industry, and changes in government regulations.

We may need to raise additional capital in the future and such capital may not be available when needed.
As a bank holding company, we are required by regulatory authorities to maintain adequate levels of capital to support our operations. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.  We cannot assure you that such capital will be available to us on acceptable terms or at all.  Our inability to raise sufficient additional capital on acceptable terms when needed could subject us to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

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

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 2.  Properties.
Washington Trust is headquartered at 23 Broad Street, Westerly, Rhode Island. As of December 31, 2012, the Bank has ten branch offices located in southern Rhode Island (Washington County), seven branch offices located in the greater Providence area in Rhode Island and a branch office located in southeastern Connecticut. In addition, Washington Trust has a commercial lending office located in the financial district of Providence, Rhode Island and four residential mortgage lending offices that are located in eastern Massachusetts (Sharon and Burlington), in Glastonbury, Connecticut and in

Warwick, Rhode Island.  Washington Trust also provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island, and Wellesley, Massachusetts.  Washington Trust has two operations facilities and an additional corporate office located in Westerly, Rhode Island.

At December 31, 2012, nine of the Corporation’s facilities were owned, eighteen were leased and one branch office was owned on leased land.  Lease expiration dates range from nine months to 23 years with renewal options on certain leases of two to 25 years.  All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

In addition to the locations mentioned above, the Bank has two owned offsite-ATMs in leased spaces.  The terms of one of these leases are negotiated annually.  The lease term for the second offsite-ATM expires in seven years with no renewal option.

The Bank also operates ATMs that are branded with the Bank’s logo under contracts with a third party vendor located in retail stores and other locations primarily in Rhode Island, and to a lesser extent in southeastern Connecticut and southeastern Massachusetts.

For additional information regarding premises and equipment and lease obligations see Notes 7 and 20 to the Consolidated Financial Statements.

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

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2012 and 2011 are presented in the following table.  The stock prices are based on the high and low sales prices during the respective quarter.

	Quarters
2012	1	2	3	4
Stock prices:
High	$26.76	$24.74	$27.75	$27.46
Low	23.01	22.53	23.85	23.50

Cash dividend declared per share	$0.23	$0.23	$0.24	$0.24

	Quarters
2011	1	2	3	4
Stock prices:
High	$24.96	$24.00	$23.65	$24.72
Low	19.83	21.50	18.67	18.62

Cash dividend declared per share	$0.22	$0.22	$0.22	$0.22

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

At February 26, 2013 there were 1,833 holders of record of the Bancorp’s common stock.

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

The Bancorp did not repurchase any shares during the fourth quarter of 2012.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) for the five years ended December 31.  The historical information set forth below is not necessarily indicative of future performance.

The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2007.  The total return assumes reinvestment of dividends.

For the period ending December 31,	2007	2008	2009	2010	2011	2012
Washington Trust Bancorp, Inc.	$100.00	$81.17	$67.21	$98.52	$111.73	$127.88
NASDAQ Bank Stocks	$100.00	$78.46	$65.67	$74.97	$67.10	$79.64
NASDAQ Stock Market (U.S.)	$100.00	$60.02	$87.24	$103.08	$102.26	$120.42

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

Selected Financial Data	(Dollars in thousands, except per share amounts)
At or for the years ended December 31,	2012	2011	2010	2009	2008
Financial Results:
Interest income	$121,061	$121,346	$123,254	$129,630	$140,662
Interest expense	30,365	36,391	46,063	63,738	75,149
Net interest income	90,696	84,955	77,191	65,892	65,513
Provision for loan losses	2,700	4,700	6,000	8,500	4,800
Net interest income after provision for loan losses	87,996	80,255	71,191	57,392	60,713
Noninterest income:
Net realized gains on sales of securities	1,223	698	729	314	2,224
Net other-than-temporary impairment losses on securities	(221)	(191)	(417)	(3,137)	(5,937)
Other noninterest income	64,212	52,257	48,161	45,476	44,550
Total noninterest income	65,214	52,764	48,473	42,653	40,837
Noninterest expense	102,338	90,373	85,311	77,603	72,059
Income before income taxes	50,872	42,646	34,353	22,442	29,491
Income tax expense	15,798	12,922	10,302	6,346	7,319
Net income	$35,074	$29,724	$24,051	$16,096	$22,172
Per share information ($):
Earnings per share:
Basic	2.13	1.82	1.49	1.01	1.59
Diluted	2.13	1.82	1.49	1.00	1.57
Cash dividends declared (1)	0.94	0.88	0.84	0.84	0.83
Book value	18.05	17.27	16.63	15.89	14.75
Market value - closing stock price	26.31	23.86	21.88	15.58	19.75
Performance Ratios (%):
Return on average assets	1.16	1.02	0.82	0.55	0.82
Return on average shareholders’ equity	11.97	10.61	9.09	6.56	11.12
Average equity to average total assets	9.65	9.57	9.08	8.40	7.35
Dividend payout ratio (2)	44.13	48.35	56.38	84.00	52.87
Asset Quality Ratios (%):
Total past due loans to total loans	1.22	1.22	1.27	1.64	0.96
Nonperforming loans to total loans	0.98	0.99	0.93	1.43	0.42
Nonperforming assets to total assets	0.83	0.81	0.79	1.06	0.30
Allowance for loan losses to nonaccrual loans	136.95	140.33	154.42	99.75	305.07
Allowance for loan losses to total loans	1.35	1.39	1.43	1.43	1.29
Net charge-offs to average loans	0.07	0.17	0.24	0.25	0.08
Capital Ratios (%):
Tier 1 leverage capital ratio	9.30	8.70	8.25	7.82	7.53
Tier 1 risk-based capital ratio	12.01	11.61	11.53	11.14	11.29
Total risk-based capital ratio	13.26	12.86	12.79	12.40	12.54
____________

(1)	Represents historical per share dividends declared by the Bancorp.

(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Financial Data	(Dollars in thousands)
December 31,	2012	2011	2010	2009	2008
Assets:
Cash and cash equivalents	$73,474	$87,020	$92,736	$57,260	$58,190
Total securities	415,879	593,392	594,100	691,484	866,219
FHLBB stock	40,418	42,008	42,008	42,008	42,008
Loans:
Commercial and other	1,252,419	1,124,628	1,027,065	984,550	880,313
Residential real estate	717,681	700,414	645,020	605,575	642,052
Consumer	323,903	322,117	323,553	329,543	316,789
Total loans	2,294,003	2,147,159	1,995,638	1,919,668	1,839,154
Less allowance for loan losses	30,873	29,802	28,583	27,400	23,725
Net loans	2,263,130	2,117,357	1,967,055	1,892,268	1,815,429
Investment in bank-owned life insurance	54,823	53,783	51,844	44,957	43,163
Goodwill and other intangibles	64,287	65,015	65,966	67,057	68,266
Other assets	159,873	105,523	95,816	89,439	72,191
Total assets	$3,071,884	$3,064,098	$2,909,525	$2,884,473	$2,965,466
Liabilities:
Deposits:
Demand deposits	$379,889	$339,809	$228,437	$194,046	$172,771
NOW accounts	291,174	257,031	241,974	202,367	171,306
Money market accounts	496,402	406,777	396,455	403,333	305,879
Savings accounts	274,934	243,904	220,888	191,580	173,485
Time deposits	870,232	878,794	948,576	931,684	967,427
Total deposits	2,312,631	2,126,315	2,036,330	1,923,010	1,790,868
FHLBB advances	361,172	540,450	498,722	607,328	829,626
Junior subordinated debentures	32,991	32,991	32,991	32,991	32,991
Other borrowings	1,212	19,758	23,359	21,501	26,743
Other liabilities	68,226	63,233	49,259	44,697	50,127
Shareholders’ equity	295,652	281,351	268,864	254,946	235,111
Total liabilities and shareholders’ equity	$3,071,884	$3,064,098	$2,909,525	$2,884,473	$2,965,466

Asset Quality:
Nonaccrual loans	$22,543	$21,237	$18,510	$27,470	$7,777
Nonaccrual investment securities	843	887	806	1,065	633
Property acquired through foreclosure or repossession	2,047	2,647	3,644	1,974	392
Total nonperforming assets	$25,433	$24,771	$22,960	$30,509	$8,802

Wealth Management Assets:
Market value of assets under administration	$4,199,640	$3,900,061	$3,967,207	$3,735,646	$3,097,729

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2012	Q1	Q2	Q3	Q4	Year
	Interest income	$30,530	$30,190	$30,251	$30,090	$121,061
	Interest expense	8,145	7,779	7,515	6,926	30,365
	Net interest income	22,385	22,411	22,736	23,164	90,696
	Provision for loan losses	900	600	600	600	2,700
	Net interest income after provision for loan losses	21,485	21,811	22,136	22,564	87,996
	Noninterest income:
	Net realized gains on sales of securities	—	299	—	924	1,223
	Net other-than-temporary impairment losses on securities	(209)	—	—	(12)	(221)
	Other noninterest income	14,441	15,875	16,921	16,975	64,212
	Total noninterest income	14,232	16,174	16,921	17,887	65,214
	Noninterest expense	23,399	25,228	26,290	27,421	102,338
	Income before income taxes	12,318	12,757	12,767	13,030	50,872
	Income tax expense	3,880	4,044	3,867	4,007	15,798
	Net income	$8,438	$8,713	$8,900	$9,023	$35,074

	Weighted average common shares outstanding - basic	16,330	16,358	16,366	16,376	16,358
	Weighted average common shares outstanding - diluted	16,370	16,392	16,414	16,425	16,401
Per share information:	Basic earnings per common share	$0.51	$0.53	$0.54	$0.55	$2.13
	Diluted earnings per common share	$0.51	$0.53	$0.54	$0.55	$2.13
	Cash dividends declared per share	$0.23	$0.23	$0.24	$0.24	$0.94

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2011	Q1	Q2	Q3	Q4	Year
	Interest income	$29,892	$30,413	$30,534	$30,507	$121,346
	Interest expense	9,565	9,349	8,985	8,492	36,391
	Net interest income	20,327	21,064	21,549	22,015	84,955
	Provision for loan losses	1,500	1,200	1,000	1,000	4,700
	Net interest income after provision for loan losses	18,827	19,864	20,549	21,015	80,255
	Noninterest income:
	Net realized gains on sales of securities	(29)	226	—	501	698
	Net other-than-temporary impairment losses on securities	(33)	—	(158)	—	(191)
	Other noninterest income	11,759	13,059	13,114	14,325	52,257
	Total noninterest income	11,697	13,285	12,956	14,826	52,764
	Noninterest expense	20,740	22,264	22,595	24,774	90,373
	Income before income taxes	9,784	10,885	10,910	11,067	42,646
	Income tax expense	2,984	3,320	3,328	3,290	12,922
	Net income	$6,800	$7,565	$7,582	$7,777	$29,724

	Weighted average common shares outstanding - basic	16,197.2	16,251.6	16,277.8	16,288.1	16,254
	Weighted average common shares outstanding - diluted	16,229.8	16,284.3	16,293.7	16,326.5	16,283.9
Per share information:	Basic earnings per common share	$0.42	$0.46	$0.46	$0.48	$1.82
	Diluted earnings per common share	$0.42	$0.46	$0.46	$0.47	$1.82
	Cash dividends declared per share	$0.22	$0.22	$0.22	$0.22	$0.88

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

(3)
An additional unallocated allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment and ever changing conditions and to reflect management’s consideration of qualitative and quantitative assessments of other environmental factors, including, but not limited to, conditions that may affect the collateral position such as environmental matters, tax liens, and regulatory changes affecting the foreclosure process, as well as conditions that may affect the ability of borrowers to meet debt service requirements.

Because the methodology is based upon historical loss experience and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, and declines in local property values.  Adversely different conditions or assumptions could lead to increases in the allowance.  In addition, various regulatory agencies periodically review the allowance for loans losses.  Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.  As of December 31, 2012, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

The Corporation’s Audit Committee of the Board of Directors is responsible for oversight of the loan review process.  This process includes review of the Bank’s procedures for determining the adequacy of the allowance for loan losses, administration of its internal credit rating systems and the reporting and monitoring of credit granting standards.

Review of Goodwill and Identifiable Intangible Assets for Impairment
Goodwill is recorded as part of the Corporation’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets.  Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests at least annually or more frequently upon the occurrence of significant adverse events.  See Part I, Item 1A, “Risk Factors” for additional information.  Goodwill was reviewed in 2012 by performing a discounted cash flow analysis (“income approach”) and by estimates of selected market information (“market approach”) for both the commercial banking and the wealth management segments of the Corporation.  The values determined using the income approach and the market approach were weighted equally for each segment.  The results of the 2012 review indicated that the fair value significantly exceeded the carrying value for both segments.

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

Overview
Washington Trust offers a comprehensive product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; ATMs; and its Internet website (www.washtrust.com).

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and other borrowings.  In addition, we generate noninterest income from a number of sources including wealth management services, loan sales and commissions on loans originated for others, merchant credit card processing, deposit services, bank-owned life insurance (“BOLI”) and sales of investment securities.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, merchant processing costs, technology and other administrative expenses.

Our financial results are affected by interest rate volatility, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  While the regional economic climate has been improving in recent quarters, uncertainty surrounding future economic growth, consumer confidence, credit availability and corporate earnings remains.  Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels, particularly in Rhode Island.

During 2012, Washington Trust expanded with the opening of its fourth mortgage lending office and a new full-service branch. We believe that the Corporation’s financial strength and stability, capital resources and reputation as the largest independent bank headquartered in Rhode Island, were key factors in the continued expansion of our retail and mortgage banking businesses and in delivering solid results in 2012. Going forward, we will leverage our strong, statewide brand to build market share in Rhode Island whenever possible and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service.

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

Wealth management service revenues, which represented approximately 19% of total revenues in 2012, are substantially dependent on the market value of wealth management assets under administration.  These values may be negatively affected by changes in economic conditions and volatility in the financial markets.

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

Composition of Earnings
Comparison of 2012 with 2011
Net income for the year ended December 31, 2012, amounted to $35.1 million, or $2.13 per diluted share, up from $29.7 million, or $1.82 per diluted share, reported for 2011. On a diluted earnings per share basis, 2012 earnings were up by 17% over 2011. The returns on average equity and average assets for 2012 were 11.97% and 1.16%, respectively, compared to 10.61% and 1.02%, respectively, for 2011.

The increase in profitability over 2011 primarily reflected strong mortgage banking results (net gains on loan sales and commissions on loans originated for others), higher net interest income, a lower provision for loan losses and higher wealth management revenues, offset, in part, by increases in salaries and employee benefit costs and income taxes. Also included in 2012 and 2011 results were the following items:

•
Balance sheet management transactions were conducted in 2012 and 2011 and were comprised of sales of mortgage-backed securities, prepayment of Federal Home Loan Bank of Boston (“FHLBB”) advances and modifications of terms of FHLBB advances.

◦
During 2012, $39.1 million in mortgage-backed securities were sold and $86.2 million in FHLBB advances were prepaid, resulting in $1.1 million of net realized gains on securities and $3.9 million in debt prepayment penalty expense being recognized. Also in 2012, the terms of $113.0 million in FHLBB advances were modified, extending these advances into longer terms with a lower average rate.

◦
During 2011, $9.7 million in mortgage-backed securities were sold and $9.0 million in FHLBB advances were prepaid, resulting in $368 thousand of net realized gains on securities and $694 thousand in debt prepayment penalty expense being recognized. Also in 2011, the terms of $153.8 million in FHLBB advances were modified extending these advances into longer terms with a lower average rate.

•	2012 BOLI income included a non-taxable gain of $528 thousand recognized in the third quarter of 2012, due to the receipt of life insurance proceeds.

•	Charitable contribution expense, included in other expense, for the years ended December 31, 2012 and 2011 totaled $400 thousand and $990 thousand, respectively.

Net interest income for 2012 increased by $5.7 million, or 7%, over 2011, largely reflecting the benefit of lower funding costs as well as growth in average loan balances. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.29% for 2012, up from 3.20% reported for 2011.

The loan loss provision charged to earnings for 2012 amounted to $2.7 million, a reduction of $2.0 million from 2011. In 2012, net charge-offs totaled $1.6 million, or 0.07% of total average loans, compared to $3.5 million, or 0.17% of average total loans, in 2011. Management believes that the level of the provision for loan losses has been consistent with the trend in asset quality and credit quality indicators.

Noninterest income for 2012 increased by $12.5 million, or 24%, over 2011, primarily reflecting increases in mortgage banking and wealth management revenues.

Revenue from wealth management services is our largest source of noninterest income. For the year ended December 31, 2012, wealth management revenues totaled $29.6 million, up by $1.3 million, or 5%, over 2011.  Wealth management revenues are largely dependent on the value of assets under administration. Included in the $1.3 million increase was a $715 thousand, or 3% increase in asset-based fees. The average balance of wealth management assets for the year 2012 was 2% higher than the average balance for 2011. This revenue source also includes fees that are not primarily derived from the value of assets, such as financial planning fees, commissions and other service fees.

Mortgage banking revenues, which are dependent on mortgage origination volume and are sensitive to interest rates and the condition of the housing markets, amounted to $14.1 million in 2012, up by $9.0 million from 2011. To a certain extent, the mortgage origination volume during 2012 reflected strong refinancing activity in response to sustained low market rates of interest. The increase over 2011 also reflected continued origination volume growth in our residential mortgage lending offices.

Noninterest expenses for 2012 increased by $12.0 million, or 13%, over the 2011 period, primarily due to increases in salaries and employee benefit costs and the debt prepayment penalties associated with the balance sheet management transactions discussed above. The increase in salaries and employee benefit costs over 2011 reflected higher staffing levels to support growth and higher levels of business development based compensation primarily in mortgage banking, as well as higher defined benefit plan costs primarily due to a lower discount rate in 2012 compared to 2011.

Income tax expense amounted to $15.8 million for 2012, up by $2.9 million from 2011.  The effective tax rate for 2012 was 31.1%, compared to 30.3% for 2011. The increase in the effective tax rate from 2011 reflected a higher portion of taxable income to pretax book income in 2012.

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

Contributing to the growth in 2011 earnings were increased net interest income, higher wealth management revenues, higher mortgage banking results and a lower loan loss provision, offset, in part, by increases in noninterest expenses and income tax expense. Also included in 2011 and 2010 results were certain balance sheet management transactions:

•	The 2011 transactions are detailed above in the comparison of 2012 with 2011.

•
During 2010, $63.3 million in mortgage-backed securities were sold and $65.5 million in FHLBB advances were prepaid, resulting in $800 thousand of net realized gains on securities and $752 thousand in debt prepayment penalty expense being recognized. Also in 2010, the terms of $151.0 million in FHLBB advances were modified extending these advances into longer terms with a lower average rate.

Net interest income increased by $7.8 million, or 10%, over 2010 reflecting improvement in the net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earning assets). The net interest margin was 3.20% for 2011, an increase of 27 basis points from 2010. This result was driven largely by a continued reduction in funding costs, as indicated by a 37 basis point decline in the cost of interest-bearing liabilities from 2010.

The loan loss provision charged to earnings for 2011 amounted to $4.7 million, a decrease of $1.3 million compared to 2010. In 2011, net charge-offs amounted to $3.5 million, or 0.17% of average total loans, down from $4.8 million, or 0.24% of average total loans, in 2010.

Revenue from wealth management services increased by $1.9 million, or 7%, over 2010. For the year 2011, the average balance of wealth management assets under administration was 7% higher than 2010, which contributed to the increase in revenues.

Mortgage banking revenues totaled $5.1 million in 2011, up by $1.0 million, or 25%, from 2010, reflecting increased mortgage refinancing and sales activity fueled by the low interest rate environment and the expansion of our mortgage banking business.

Total noninterest expenses for 2011 increased by $5.1 million, or 6%, over 2010, largely due to increases in salaries and employee benefits costs, offset, in part, by a decline in FDIC deposit insurance costs. Also included in noninterest expenses in 2011 and 2010 were debt prepayment penalties associated with the balance sheet management transactions discussed above.

Income tax expense amounted to $12.9 million for 2011, up by $2.6 million from 2010. The effective tax rate for 2011 was 30.3%, compared to 30.0% for 2010.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as investment securities portfolio activity, wholesale funding activities, income from BOLI, and administrative expenses not allocated to the business lines are considered Corporate.  The Corporate unit’s net interest income has increased each year from 2010 to 2012 due to funding costs declining more than asset yields.  Net realized gains on securities and debt prepayment penalties associated with balance sheet management transactions are included in Corporate. The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets. Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 17 to the Consolidated Financial Statements for additional disclosure related to business segments.

Comparison of 2012 with 2011
The Commercial Banking segment reported net income of $28.5 million in 2012, an increase of $5.3 million, or 23%, from 2011. Commercial Banking net interest income for 2012 increased by $3.5 million, or 5%, from 2011, reflecting the benefit of lower funding costs, as well as growth in average loan balances.  The 2012 provision for loan losses was totaled $2.7 million, down by $2.0 million from 2011 based on trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation. Noninterest income derived from the Commercial Banking segment totaled $31.7 million for 2012, up by $9.9 million, or 46%, from 2011, primarily due to higher mortgage banking revenues. Commercial Banking noninterest expenses for 2012, increased by $7.3 million, or 13%, over 2011, reflecting increased salaries and employee benefit expenses largely due to higher levels of business development based compensation primarily in mortgage banking and higher staffing levels to support growth.

The Wealth Management Services segment reported 2012 net income of $5.5 million, an increase of $528 thousand, or 11%, from 2011.  Noninterest income derived from the Wealth Management Services segment was $29.6 million in 2012, up by $1.3 million, or 5%, compared to 2011.  This includes an increase of $620 thousand, or 42%, in financial planning, commissions and other service fees (fees that are not primarily derived from the value of assets). Asset-based wealth management revenues totaled $27.5 million for 2012, up by $715 thousand, or 3%, over 2011. The average balance of wealth management assets for the year 2012 was 2% higher than the average balance for 2011. Noninterest expenses for the Wealth Management Services segment totaled $20.9 million for 2012, up by $485 thousand, or 2%, from 2011.

Comparison of 2011 with 2010
The Commercial Banking segment reported net income of $23.2 million in 2011, up by $878 thousand, or 4%, from 2010.  Commercial Banking net interest income amounted to $76.0 million in 2011, up by 3% over 2010 amounts, reflecting continued improvement in the net interest margin.  The loan loss provision totaled $4.7 million in 2011, down by $1.3 million from 2010, reflecting improvement in asset quality trends. Noninterest income derived from the Commercial Banking segment totaled $21.8 million in 2011, up by $2.0 million, or 10%, from 2010, largely due to higher mortgage banking revenues and merchant processing fees.  Commercial Banking noninterest expenses amounted to

$58.1 million for 2011, up by $4.7 million, or 9% , from 2010.  This increase was largely due to increases in salaries and benefits and merchant processing costs, partially offset by a decrease in FDIC insurance expense.

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

Comparison of 2012 with 2011
FTE net interest income for 2012 increased by $5.8 million, or 7%, from 2011. The net interest margin increased by nine basis points from the 3.20% in 2011 to 3.29% in 2012. The increase in net interest income and the improvement in the net interest margin were largely due to a reduction in funding costs and growth in average loan balances.

Average interest-earning assets amounted to $2.8 billion for 2012, up by 4% from the average balance in 2011.  Total average loans increased by $165.3 million, or 8%, due to growth in both the commercial and residential real estate loan portfolios.  The yield on total loans for 2012 decreased by 20 basis points from 2011, reflecting the impact of a sustained low interest rate environment on loan yields. The contribution of loan prepayment fees and other fees to the yield on total loans was 4 basis points and 2 basis points, respectively, in 2012 and 2011. Total average securities for 2012 decreased by $67.5 million, or 12%, from 2011, due to principal payments received on mortgage-backed securities not being reinvested and the sales of mortgage-backed securities associated with balance sheet management transactions.  The rate of return on securities for 2012 decreased by 23 basis points from the prior year. The decrease in total yield on securities reflects maturities, pay-downs and sales of higher yielding securities.

Average interest-bearing liabilities for 2012 increased by $23.2 million, or 1%, from 2011, reflecting growth in lower-cost deposit balances, partially offset by decreases in time deposits and borrowings. The weighted average cost of funds for 2012 declined by 27 basis points from 2011, due to declines in the rate paid on time deposits and FHLBB advances. The average balance of FHLBB advances for 2012 decreased by $26.3 million, or 5%, compared to 2011. The average rate paid on such advances in 2012 decreased by 48 basis points from 2011, reflecting lower market interest rates on new advances and the benefit of balance sheet management transactions. Total average interest-bearing deposits for 2012 increased by $66.3 million, or 4%, compared to 2011, reflecting growth in lower-cost deposit balances, partially offset by a decrease in time deposits. The average rate paid on interest-bearing deposits for 2012 decreased by 14 basis points compared to 2011, primarily due to declines in the rate paid on time deposits. The average balance of noninterest-bearing demand deposits for 2012 increased by $59.9 million, or 22%, compared to 2011.

Comparison of 2011 with 2010
FTE net interest income for 2011 increased by $7.9 million, or 10%, from 2010. The net interest margin for 2011 and 2010 amounted to 3.20% and 2.93%, respectively. The increase in the net interest margin primarily reflected lower funding costs, which declined by 37 basis points from 2010.

Average interest-earning assets amounted to $2.7 billion for 2011, essentially unchanged from 2010, with growth in the loan portfolio offsetting maturities and pay-downs in the investment securities portfolio. Total average loans for 2011 increased by $84.2 million compared to 2010, due to growth in the residential real estate mortgage and the commercial loan portfolios. The yield on total loans for 2011 decreased by 13 basis points from 2010, reflecting declines in short-term interest rates. The contribution of loan prepayment fees and other fees to the yield on total loans was 2 basis points and 4 basis points, respectively, in 2011 and 2010. Total average securities for 2011 decreased by $67.3 million from 2010, as maturities and pay-downs of mortgage-backed securities and the sales of mortgage-backed securities associated with balance sheet management transactions were offset, in part, by purchases of debt securities. The rate of return on securities for 2011 decreased by 8 basis points from 2010.

Average interest-bearing liabilities for 2011 decreased by $61.3 million, or 3%, from 2010, largely due to a $55.3 million decline in the average balance of FHLBB advances. The average rate paid on such advances for 2011 decreased by 47 basis points compared to 2010, reflecting lower market interest rates on new advances and the benefit of balance sheet management transactions. Average interest-bearing deposits for 2011 declined by $6.6 million, while the average balance of noninterest-bearing demand deposits increased by $56.8 million. The average rate paid on interest-bearing deposits for 2011 decreased by 26 basis points from 2010, reflecting declines of 33 basis points and 21 basis points, respectively, in the rate paid on time deposits and money market accounts.

Average Balances / Net Interest Margin - Fully Taxable Equivalent (“FTE”) Basis
The following table presents average balance and interest rate information.  Tax-exempt income is converted to a FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit.  For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency.  Unrealized gains (losses) on available for sale securities and fair value adjustments on mortgage loans held for sale are excluded from the average balance and yield calculations.  Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

Years ended December 31,	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,177,268	$58,823	5.00	$1,063,322	$55,592	5.23	$1,019,304	$53,628	5.26
Residential real estate loans, including mortgage loans held for sale	733,178	31,974	4.36	678,697	31,447	4.63	634,735	31,609	4.98
Consumer loans	320,828	12,428	3.87	324,002	12,649	3.90	327,770	13,062	3.99
Total loans	2,231,274	103,225	4.63	2,066,021	99,688	4.83	1,981,809	98,299	4.96
Cash, federal funds sold and short-term investments	41,359	91	0.22	35,625	69	0.19	41,407	85	0.21
FHLBB stock	40,713	207	0.51	42,008	124	0.30	42,008	—	—
Taxable debt securities	431,024	15,359	3.56	489,210	18,704	3.82	553,531	21,824	3.94
Nontaxable debt securities	69,838	4,115	5.89	77,634	4,555	5.87	79,491	4,618	5.81
Corporate stocks	910	68	7.47	2,456	177	7.21	3,595	274	7.62
Total securities	501,772	19,542	3.89	569,300	23,436	4.12	636,617	26,716	4.20
Total interest-earning assets	2,815,118	123,065	4.37	2,712,954	123,317	4.55	2,701,841	125,100	4.63
Noninterest-earning assets	221,031			214,214			213,644
Total assets	$3,036,149			$2,927,168			$2,915,485
Liabilities and Shareholders’ Equity:
NOW accounts	$259,595	$175	0.07	$232,545	$242	0.10	$220,875	$268	0.12
Money market accounts	430,262	1,078	0.25	392,002	1,051	0.27	403,489	1,918	0.48
Savings accounts	261,795	276	0.11	229,180	286	0.12	205,767	318	0.15
Time deposits	893,474	12,061	1.35	925,064	14,113	1.53	955,222	17,808	1.86
FHLBB advances	466,424	14,957	3.21	492,714	18,158	3.69	547,974	22,786	4.16
Junior subordinated debentures	32,991	1,570	4.76	32,991	1,568	4.75	32,991	1,989	6.03
Other	5,093	248	4.87	21,891	973	4.44	21,321	976	4.58
Total interest-bearing liabilities	2,349,634	30,365	1.29	2,326,387	36,391	1.56	2,387,639	46,063	1.93
Demand deposits	338,046			278,120			221,350
Other liabilities	55,382			42,554			41,804
Shareholders’ equity	293,087			280,107			264,692
Total liabilities and shareholders’ equity	$3,036,149			$2,927,168			$2,915,485
Net interest income		$92,700			$86,926			$79,037
Interest rate spread			3.08			2.99			2.70
Net interest margin			3.29			3.20			2.93

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2012	2011	2010
Commercial loans	$569	$369	$0.229
Nontaxable debt securities	1,416	1,553	1.541
Corporate stocks	19	49	0.076
Total	$2,004	$1,971	$1.846

Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	2012/2011			2011/2010
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Commercial loans	$5,759	($2,528)	$3,231	$2,275	($311)	$1,964
Residential real estate loans, including mortgage loans held for sale	2,428	(1,901)	527	2,125	(2,287)	(162)
Consumer loans	(124)	(97)	(221)	(139)	(274)	(413)
Cash, federal funds sold and short-term investments	11	11	22	(10)	(6)	(16)
FHLBB stock	(4)	87	83	—	124	124
Taxable debt securities	(2,127)	(1,217)	(3,344)	(2,472)	(648)	(3,120)
Nontaxable debt securities	(456)	16	(440)	(110)	47	(63)
Corporate stocks	(115)	5	(110)	(83)	(14)	(97)
Total interest income	5,372	(5,624)	(252)	1,586	(3,369)	(1,783)
Interest on interest-bearing liabilities:
NOW accounts	20	(87)	(67)	15	(41)	(26)
Money market accounts	104	(77)	27	(53)	(814)	(867)
Savings accounts	23	(33)	(10)	33	(65)	(32)
Time deposits	(462)	(1,590)	(2,052)	(558)	(3,137)	(3,695)
FHLBB advances	(931)	(2,270)	(3,201)	(2,183)	(2,445)	(4,628)
Junior subordinated debentures	—	2	2	—	(421)	(421)
Other	(811)	86	(725)	26	(29)	(3)
Total interest expense	(2,057)	(3,969)	(6,026)	(2,720)	(6,952)	(9,672)
Net interest income	$7,429	($1,655)	$5,774	$4,306	$3,583	$7,889

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

Based on our analysis of trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation, the provision for loan losses charged to earnings amounted to $2.7 million in 2012, compared to $4.7 million in 2011 and $6.0 million in 2010.  Net charge-offs were $1.6 million, or 0.07% of average loans, in 2012.  This compares to $3.5 million, or 0.17% of average loans, in 2011 and $4.8 million, or 0.24% of average loans, in 2010. On October 29, 2012, Hurricane Sandy caused damage to some properties in the Corporation’s market area, primarily along the shoreline of Rhode Island and Connecticut. The Corporation has assessed the possible impact of this event on its loan portfolio by identifying affected loans and the impact on collateral values. Based on this assessment, the possible loan loss exposure resulting from this incident is considered to be relatively insignificant.

The allowance for loan losses was $30.9 million, or 1.35% of total loans, at December 31, 2012, compared to $29.8 million, or 1.39% of total loans, at December 31, 2011.  Management will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies. See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table.

				2012/2011		2011/2010
	Years Ended December 31,			Change		Change
(Dollars in thousands)	2012	2011	2010	$	%	$	%
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$23,465	$22,532	$20,670	$933	4%	$1,862	9%
Mutual fund fees	4,069	4,287	4,423	(218)	(5)	(136)	(3)
Financial planning, commissions and other service fees	2,107	1,487	1,299	620	42	188	14
Wealth management services	29,641	28,306	26,392	1,335	5	1,914	7
Service charges on deposit accounts	3,193	3,455	3,587	(262)	(8)	(132)	(4)
Merchant processing fees	10,159	9,905	9,156	254	3	749	8
Card interchange fees	2,480	2,249	1,975	231	10	274	14
Income from bank-owned life insurance	2,448	1,939	1,887	509	26	52	3
Net gains on loan sales and commissions on loans originated for others	14,092	5,074	4,052	9,018	178	1,022	25
Net realized gains on securities	1,223	698	729	525	75	(31)	(4)
Net gains (losses) on interest rate swap contracts	255	6	(36)	249	4,150	42	117
Equity in earnings (losses) of unconsolidated subsidiaries	196	(213)	(337)	409	192	124	37
Other income	1,748	1,536	1,485	212	14	51	3
Noninterest income, excluding other-than-temporary impairment losses	65,435	52,955	48,890	12,480	24	4,065	8
Total other-than-temporary impairment losses on securities	(28)	(54)	(245)	26	48	191	78
Portion of loss recognized in other comprehensive income (before taxes)	(193)	(137)	(172)	(56)	(41)	35	20
Net impairment losses recognized in earnings	(221)	(191)	(417)	(30)	(16)	226	54
Total noninterest income	$65,214	$52,764	$48,473	$12,450	24%	$4,291	9%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. The following table presents the changes in wealth management assets under administration for the years ended December 31, 2012, 2011 and 2010. Amounts prior to 2011 have been revised to reflect current reporting practices. This revision did not result in any change to the reported amounts of wealth management revenues.

(Dollars in thousands)	2012	2011	2010
Balance at the beginning of period	$3,900,061	$3,967,207	$3,735,646
Net investment appreciation (depreciation) & income	315,799	(12,324)	318,985
Net client cash flows	(16,220)	(47,412)	18,345
Other (1)	—	(7,410)	(105,769)
Balance at the end of period	$4,199,640	$3,900,061	$3,967,207

(1)
Represents declassifications of largely low-fee paying assets from assets under administration due to a change in the scope and/or frequency of services provided by Washington Trust. The impact of this change on wealth management revenues was minimal.

Noninterest Income Analysis
Comparison of 2012 with 2011
Wealth management revenues for 2012 were $29.6 million, up by $1.3 million, or 5%, from 2011.  This includes an increase of $620 thousand, or 42%, in financial planning, commissions and other service fees (fees that are not primarily derived from the value of assets). Asset-based wealth management revenues totaled $27.5 million for 2012, up by $715 thousand, or 3%, over 2011. Wealth management assets under administration amounted to $4.2 billion at December 31, 2012, up by $299.6 million, or 8%, from the balance at December 31, 2011, largely reflecting net investment appreciation and income resulting from favorable conditions in the financial markets. The end of period balance of wealth management assets at December 31, 2012 was 8% higher than the end of period balance at December 31, 2011 and the average balance of wealth management assets for the year ended December 31, 2012 was 2% higher than the average balance for 2011.

Service charges on deposit accounts totaled $3.2 million in 2012, compared to $3.5 million in 2011. This decline of $262 thousand, or 8%, reflects the competitive environment and its impact on deposit product pricing.

Merchant processing fee revenue represents charges to merchants for credit card transactions processed. Merchant processing fees increased by $254 thousand, or 3%, over 2011, reflecting increases in the volume of transactions processed for existing and new customers. This increase was partially offset by the impact of fourth quarter 2011 regulatory changes, which reduced fees on all debit cards issued by certain regulated banks, resulting in a modest decline in merchant processing fee revenue and a corresponding decline in merchant processing expenses.

Card interchange fees represent fee income related to debit card transactions. Card interchange fees for 2012 increased by $231 thousand, or 10%, from 2011, reflecting increased transaction volume.

Income from BOLI in 2012 amounted to $2.4 million, an increase of $509 thousand, or 26%, from 2011. This increase was due to a $528 thousand non-taxable gain resulting from the receipt of tax-exempt life insurance proceeds in the third quarter of 2012.

Net gains on loan sales and commissions on loans originated for others is dependent on mortgage origination volume and is sensitive to interest rates and the condition of housing markets. This revenue source totaled $14.1 million in 2012, up by $9.0 million, or 178%, from 2011, reflecting strong refinancing activity in response to sustained low market rates of interest and origination volume growth in our residential mortgage lending offices.

Net realized gains on securities in 2012 and 2011 totaled $1.2 million and $698 thousand, respectively. These amounts were primarily recognized on the sale of mortgage-backed securities associated with balance sheet management transactions executed in both years. Also included in 2011 were gains recognized on a contribution of appreciated equity securities, which is discussed below under the caption “Noninterest Expenses.”

Net gains on interest rate swap contracts for the year ended December 31, 2012, totaled $255 thousand compared to $6 thousand in 2011. The increase was largely due to new customer-related interest rate swap contracts executed in 2012.

For the year ended December 31, 2012, equity in earnings of unconsolidated subsidiaries (primarily generated by two real estate limited partnerships) amounted to $196 thousand compared to losses of $213 thousand in 2011. Washington Trust has investments in two real estate limited partnerships that renovate, own and operate two low-income housing complexes. These investments are accounted for under the equity method of accounting and tax credits generated by the partnerships are recorded as a reduction of income tax expense.

Other noninterest income totaled $1.7 million in 2012, up by $212 thousand, or 14%, from 2011. Included in other noninterest income were gains on the sale of bank property of $348 thousand and $203 thousand, which were recognized during the second quarters of 2012 and 2011, respectively.

For the years ended December 31, 2012 and 2011, net impairment losses recognized in earnings on investment securities totaled $221 thousand and $191 thousand, respectively. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Comparison of 2011 with 2010
Noninterest income totaled $52.8 million in 2011, up by $4.3 million, or 9%, compared to 2010, largely due to higher wealth management revenues and increases in net gains on loan sales and commissions on loans originated for others and merchant processing fees.

Wealth management revenues for 2011 increased by $1.9 million, or 7%, from 2010. Wealth management assets under administration totaled $3.9 billion at December 31, 2011 compared to $4.0 billion at December 31, 2010. The average balance of wealth management assets for 2011 was 7% higher than the average balance for 2010.

Service charges on deposit accounts totaled $3.5 million and $3.6 million, respectively for 2011 and 2010. The largest component of this revenue source is overdraft and non-sufficient funds fees, which is largely driven by customer activity. Overdraft and non-sufficient funds fees for 2011 amounted to $2.0 million, down by $393 thousand compared to 2010. This decline, primarily due to regulatory changes which became effective in the third quarter of 2010, was mostly offset by increases in other deposit service charges.

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

Card interchange fees for 2011 increased by $274 thousand, or 14%, from 2010, primarily due to increases in the volume of transactions.

Income from BOLI totaled $2.0 million in both 2011 and 2010. See discussion in the section entitled “Financial Condition” under the caption “Investment in Bank-Owned Life Insurance.”

Net gains on loan sales and commissions on loans originated for others totaled $5.1 million for 2011, up by $1.0 million, or 25%, from 2010 reflecting increased mortgage refinancing and sales activity in response to a low interest rate environment and expansion of our mortgage banking business.

Net realized gains on securities amounted to $698 thousand and $729 thousand, respectively, in 2011 and 2010.  Included in these amounts were realized gains of $368 thousand and $800 thousand recognized on the sale of mortgage-backed securities associated with balance sheet management transactions conducted in 2011 and 2010. See discussion below under the caption “Noninterest Expenses” for additional information on realized gains recognized in 2011 in conjunction with a contribution of appreciated equity securities.

For the year ended December 31, 2011, equity in losses of unconsolidated subsidiaries (primarily generated by two real estate limited partnerships) amounted to $213 thousand, compared to $337 thousand in 2010.

Other noninterest income totaled $1.5 million in both 2011 and 2010. Included in other noninterest income in 2011 was a gain on the sale of bank property of $203 thousand.

Net impairment losses recognized in earnings on investment securities totaled $191 thousand in 2011 compared to $417 thousand in 2010. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Noninterest Expense
The following table presents a noninterest expense comparison for the years ended December 31, 2012, 2011 and 2010:

				2012/2011		2011/2010
	Years Ended December 31,			Change		Change
(Dollars in thousands)	2012	2011	2010	$	%	$	%
Noninterest expense:
Salaries and employee benefits	$59,786	$51,095	$47,429	$8,691	17%	$3,666	8%
Net occupancy	6,039	5,295	4,851	744	14	444	9
Equipment	4,640	4,344	4,099	296	7	245	6
Merchant processing costs	8,593	8,560	7,822	33	—	738	9
Outsourced services	3,560	3,530	3,304	30	1	226	7
FDIC deposit insurance costs	1,730	2,043	3,163	(313)	(15)	(1,120)	(35)
Legal, audit and professional fees	2,240	1,927	1,813	313	16	114	6
Advertising and promotion	1,730	1,819	1,633	(89)	(5)	186	11
Amortization of intangibles	728	951	1,091	(223)	(23)	(140)	(13)
Foreclosed property costs	762	878	841	(116)	(13)	37	4
Debt prepayment penalties	3,908	694	752	3,214	463	(58)	(8)
Other	8,622	9,237	8,513	(615)	(7)	724	9
Total noninterest expense	$102,338	$90,373	$85,311	$11,965	13%	$5,062	6%

Noninterest Expense Analysis
Comparison of 2012 with 2011
For the year ended December 31, 2012, salaries and employee benefit expense, the largest component of noninterest expense, totaled $59.8 million, up by $8.7 million, or 17%, from 2011. This increase reflected higher levels of business development based compensation primarily in mortgage banking, higher staffing levels to support growth, higher defined benefit pension costs primarily due to a lower discount rate in 2012 compared to 2011 and, to a lesser extent, an increase in stock-based compensation expense due to current year award grants.

Net occupancy expense for 2012 increased by $744 thousand, or 14%, compared to 2011, reflecting increased rental expense for premises leased by Washington Trust and occupancy costs associated with de novo branches and residential mortgage lending offices that opened in the latter portion of 2011 and in 2012. Also included in net occupancy expense was a charge of $94 thousand for the termination of an operating lease associated with a branch closure in September 2012.

Costs associated with branch expansion and business line growth were also reflected in equipment expenses, which increased by $296 thousand, or 7%, in 2012. The increase is largely related to additional investments in technology and other equipment.

Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions. See discussion on merchant processing fees under the caption “Noninterest Income” above. Merchant processing costs totaled $8.6 million in both 2012 and 2011, as lower third-party processing rates offset transaction volume-related cost increases.

Outsourced services, or third party processing costs, totaled $3.6 million and $3.5 million in 2012 and 2011, respectively.

FDIC deposit insurance costs for the year ended December 31, 2012 amounted to $1.7 million, down by $313 thousand, or 15%, from 2011, reflecting lower assessment rates and a statutory change in the calculation method that was effective for the second quarter of 2011.

For the year ended December 31, 2012, legal, audit and professional fees totaled $2.2 million, up by $313 thousand, or 16%, from 2011 largely due to costs incurred in connection with the formation of a mortgage banking subsidiary of the Bank. Effective November 26, 2012, our mortgage origination business conducted in our residential mortgage lending offices located in Sharon and Burlington, Massachusetts, and Glastonbury, Connecticut is now performed by this Bank subsidiary.

Advertising and promotion costs amounted to $1.7 million in 2012, down by $89 thousand, or 5%, from 2011, reflecting management’s discretion over this category.

Amortization of intangibles amounted to $728 thousand in 2012 and $951 thousand in 2011. See Note 8 to the Consolidated Financial Statements for additional information on intangible assets.

Foreclosed property costs amounted to $762 thousand in 2012, down by $116 thousand, or 13%, from 2011, largely due to a deceases in the number of properties held as of December 31, 2012 compared to the prior year.

The prepayment of FHLBB advances associated with the balance sheet management transactions executed in 2012 and 2011, resulted in debt prepayment penalty expense of $3.9 million in 2012 and $694 thousand in 2011.

Other noninterest expenses amounted to $8.6 million in 2012, down by $615 thousand, or 7%, from 2011 largely due to a $588 thousand decrease in charitable contribution expense. In 2012, Washington Trust made a $400 thousand cash contribution to its charitable foundation. In 2011, Washington Trust made a contribution of appreciated equity securities to its charitable foundation. The cost of this contribution was $990 thousand. This contribution also resulted in a realized gain of $331 thousand on the disposition of the equity securities, which was recorded in noninterest income.

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

Net occupancy expense increased by $444 thousand, or 9%, compared to 2010, reflecting increased rental expense for premises leased by Washington Trust and occupancy costs associated with two residential mortgage lending offices and a de novo branch, which were opened in the latter portion 2011.

Costs associated with branch expansion and business line growth were also reflected in equipment expenses, which increased 6%, or $245 thousand, in 2011. The increase is largely related to additional investments in technology and other equipment.

Merchant processing costs were up by $738 thousand, or 9%, in 2011, primarily due to increases in the volume of transactions processed for existing and new customers. See discussion on the corresponding increase in merchant processing fees in 2011 under the caption “Noninterest Income” above.

Outsourced services expense increased by $226 thousand, or 7%, in 2011, reflecting higher third party processing costs primarily due to increases in transaction volume.

FDIC deposit insurance costs declined by $1.1 million, or 35%, from 2010, reflecting lower assessment rates and a statutory change in the calculation method that was effective for the second quarter of 2011.

Legal, audit and professional fees for 2011 amounted to $1.9 million, comparable to the amount incurred in 2010.

Advertising and promotion costs amounted to $1.8 million in 2011, up by $186 thousand, or 11%, from 2010.

Amortization of intangibles amounted to $951 thousand in 2011 and $1.1 million in 2010. See Note 8 to the Consolidated Financial Statements for additional information on intangible assets.

Foreclosed property costs amounted to $878 thousand in 2011 and $841 thousand in 2010. See additional discussion on foreclosed properties under the section entitled “Asset Quality.”

The prepayment of FHLBB advances associated with the balance sheet management transactions executed in 2011 and 2010, resulted in debt prepayment penalty expense of $694 thousand 2011 and $752 thousand in 2010.

Other noninterest expenses amounted to $9.2 million in 2011, up by $724 thousand from 2010 largely due to a $338 thousand increase in charitable contribution expense.

Income Taxes
Income tax expense for 2012, 2011 and 2010 totaled $15.8 million, $12.9 million and $10.3 million, respectively.  The effective tax rates for the years ended December 31, 2012, 2011 and 2010 were 31.1%, 30.3% and 30.0%, respectively.  The increase in the effective tax rate reflected a higher portion of taxable income to pretax book income.  The effective tax rates differed from the federal rate of 35.0% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

The Corporation’s net deferred tax asset amounted to $19.9 million at December 31, 2012, compared to $16.4 million at December 31, 2011.  The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences, carryback to taxable income in prior years or by offsetting projected future taxable income.  See Note `9 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition
Summary
Total assets amounted to $3.1 billion at December 31, 2012, an increase of $7.8 million from the end of 2011, with loan growth being offset, in part, by a decrease in the investment securities portfolio.  Total loans amounted to $2.3 billion, or 75% of total assets, at December 31, 2012. Total loans grew by $146.8 million, or 7%, in 2012, led by growth in commercial loan portfolio. The investment securities portfolio amounted to $415.9 million, or 14% of total assets, at December 31, 2012, Total securities decreased by $177.5 million, or 30%, compared to the balance at the end of 2011, primarily due to principal payments received on mortgage-backed securities not being reinvested, and to a lesser extent, sales of mortgage-backed securities in conjunction with balance sheet management transactions.

Overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including relatively high unemployment levels. Nonperforming assets as a percentage of total assets amounted to 0.83% and 0.81%, respectively, at December 31, 2012 and 2011. Our asset quality levels remain manageable and continue to compare favorably with both regional and national asset quality indicators.

Total liabilities decreased by $6.5 million from the balance at December 31, 2011, with total deposit growth of $186.3 million, or 9%, being offset by reductions in FHLBB advances and maturities of securities sold under repurchase agreements. In addition to the balance sheet management transactions described in the Section entitled “Overview”, the decline in FHLBB advances reflects less demand for wholesale funding due to the strong deposit growth.

Shareholders’ equity totaled $295.7 million at December 31, 2012, up by $14.3 million from the balance at December 31, 2011.  Capital levels continue to exceed the the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 13.26% at December 31, 2012, compared to 12.86% at December 31, 2011.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase.  The Corporation does not currently maintain a portfolio of trading securities.  Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements.  Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.  Securities held to maturity are reported at amortized cost. The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2012 and December 31, 2011, the Corporation did not make any adjustments to the prices provided by the pricing service.

See Note 4 to the Consolidated Financial Statements for additional information on the securities portfolio.

As noted in Note 14 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of December 31, 2012 and 2011, our Level 3 financial instruments consisted primarily of two available for sale pooled trust preferred securities, which were not actively traded.

As of December 31, 2012 and 2011, the Corporation concluded that the low level of trading activity for our Level 3 pooled trust preferred securities continued to indicate that quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an un-orderly fashion, actual proceeds received could potentially be significantly less than their fair values.

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)
December 31,	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$31,670	8%	$32,833	6%	$40,994	7%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	231,233	62	389,658	72	429,771	72
States and political subdivisions	72,620	19	79,493	15	81,055	14
Trust preferred securities:
Individual name issuers	24,751	7	22,396	4	23,275	4
Collateralized debt obligations	843	—	887	—	806	—
Corporate bonds	14,381	4	14,282	3	15,212	3
Common stocks	—	—	—	—	809	—
Perpetual preferred stocks	—	—	1,704	—	2,178	—
Total securities available for sale	$375,498	100%	$541,253	100%	$594,100	100%

(Dollars in thousands)
December 31,	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$40,381	100%	$52,139	100%	$—	—%
Total securities held to maturity	$40,381	100%	$52,139	100%	$—	—%

As of December 31, 2012, the investment portfolio totaled $415.9 million, a decrease of $177.8 million from the balance at December 31, 2011, reflecting maturities and principal payments received on mortgage-backed securities and, to a lesser extent, sales of mortgage-backed securities in conjunction with balance sheet management transactions and sales of perpetual preferred stocks. See additional disclosure regarding investment activities in the Corporation’s Consolidated Statements of Cash Flows.

The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. Government agencies or U.S. Government-sponsored enterprises.

At December 31, 2012 and 2011, the net unrealized gain position on securities available for sale and held to maturity amounted to $13.1 million and $17.6 million, respectively, and included gross unrealized losses of $9.1 million and $12.2 million, respectively, as of December 31, 2012 and 2011.  Nearly all of these gross unrealized losses were concentrated in variable rate trust preferred securities issued by financial services companies.

The carrying amount of state and political subdivision holdings included in our securities portfolio at December 31, 2012 totaled $72.6 million. The following table presents state and political subdivision holdings by geographic location:

(Dollars in thousands)
December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New Jersey	$30,874	$2,442	$—	$33,316
New York	11,441	726	—	12,167
Pennsylvania	10,118	432	—	10,550
Illinois	9,453	428	—	9,881
Other	6,310	396	—	6,706
Total	$68,196	$4,424	$—	$72,620

The following table presents state and political subdivision holdings by category:

(Dollars in thousands)
December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
School districts	$25,846	$1,504	$—	$27,350
General obligation	35,263	2,524	—	37,787
Revenue obligations (a)	7,087	396	—	7,483
Total	$68,196	$4,424	$—	$72,620

(a)	Includes water and sewer districts, tax revenue obligations and other.

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

Individual Issuer Trust Preferred Securities

(Dollars in thousands)	December 31, 2012				Credit Ratings
Named Issuer		Amortized Cost (b)	Fair Value	Unrealized Loss	December 31, 2012		Form 10-K Filing Date
(parent holding company)	(a)				Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,746	$7,801	($1,945)	Baa2	BBB	Baa2	BBB
Bank of America Corporation	3	5,752	4,481	(1,271)	Ba2	BB+	Ba2	BB+	(c)
Wells Fargo & Company	2	5,126	4,400	(726)	A3/Baa1	A-/BBB+	A3/Baa1	A-/BBB+
SunTrust Banks, Inc.	1	4,170	3,351	(819)	Baa3	BB+	Baa3	BB+	(c)
Northern Trust Corporation	1	1,983	1,692	(291)	A3	A-	A3	A-
State Street Corporation	1	1,973	1,594	(379)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,927	1,432	(495)	Baa3	BB+	Baa3	BB+	(c)
Totals	11	$30,677	$24,751	($5,926)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Net of other-than-temporary impairment losses recognized in earnings.

(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Pooled Trust Preferred Obligations

(Dollars in thousands)	December 31, 2012
					Deferrals and Defaults (a)	Credit Ratings
	Amortized Cost	Fair Value	Unrealized Loss	No. of Cos. in Issuance		December 31, 2012			Form 10-K Filing Date
Deal Name						Moody’s		S&P	Moody’s		S&P
Tropic CDO 1, tranche A4L (d)	$2,772	$613	($2,159)	38	40%	Ca	(c)	(b)	Ca	(c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,264	230	(1,034)	73	34%	C	(c)	(b)	C	(c)	(b)
Totals	$4,036	$843	($3,193)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
This security was placed on nonaccrual status in March 2009. The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010. The December 31, 2012 amortized cost was net of $2.1 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $2.1 million were credit-related impairment losses of $221 thousand recorded during 2012, reflecting adverse changes in the expected cash flows for this security. In the first quarter of 2013, a performing underlying issuer elected to prepay its portion of the collateralized debt obligation. This prepayment is expected to result in a modest reduction in the present value of estimated cash flows and an immaterial amount of additional impairment loss to be recognized in the first quarter of 2013. As of December 31, 2012, this security has unrealized losses of $2.2 million and a below investment grade rating of “Ca” by Moody’s Investors Service Inc. (“Moody’s”). Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

(e)
This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The December 31, 2012 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. The analysis of the expected cash flows for this security as of December 31, 2012 did not negatively affect the amount of credit-related impairment losses previously recognized on this security. As of December 31, 2012, the security has unrealized losses of $1.0 million and a below investment grade rating of “C” by Moody’s. Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

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

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

(Dollars in thousands)
Years ended December 31,	2012	2011	2010
Pooled trust preferred securities
Tropic CDO 1, tranche A4L	$221	$171	$354
Preferred Term Securities [PreTSL] XXV, tranche C1	—	20	63
Other-than-temporary impairment losses recognized in earnings	$221	$191	$417

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

Investment in Bank-Owned Life Insurance (“BOLI”)
BOLI amounted to $54.8 million and $53.8 million at December 31, 2012 and 2011, respectively.  BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A3” or better by Moody’s at December 31, 2012.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Loans
Total loans amounted to $2.3 billion at December 31, 2012.  In 2012, loans grew by $146.8 million, or 7%, with increases of $127.8 million in the commercial loan portfolio, $17.3 million in the residential real estate portfolio and $1.8 million in consumer loans.

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Mortgages (1)	$710,813	31%	$624,813	29%	$518,623	26%	$496,996	26%	$407,904	22%
Construction & development	27,842	1%	10,955	1%	47,335	2%	72,293	4%	49,599	3%
Other (2)	513,764	23%	488,860	22%	461,107	23%	415,261	21%	422,810	23%
Total commercial	1,252,419	55%	1,124,628	52%	1,027,065	51%	984,550	51%	880,313	48%
Residential real estate:
Mortgages	692,798	30%	678,582	32%	634,739	31%	593,981	31%	626,663	34%
Homeowner construction	24,883	1%	21,832	1%	10,281	1%	11,594	1%	15,389	1%
Total residential real estate	717,681	31%	700,414	33%	645,020	32%	605,575	32%	642,052	35%
Consumer:
Home equity lines	226,861	10%	223,430	10%	218,288	11%	209,801	11%	170,662	9%
Home equity loans	39,329	2%	43,121	2%	50,624	3%	62,430	3%	89,297	5%
Other (3)	57,713	2%	55,566	3%	54,641	3%	57,312	3%	56,830	3%
Total consumer loans	323,903	14%	322,117	15%	323,553	17%	329,543	17%	316,789	17%
Total loans	$2,294,003	100%	$2,147,159	100%	$1,995,638	100%	$1,919,668	100%	$1,839,154	100%

(1)	Amortizing mortgages and lines of credit, primarily secured by income producing property.

(2)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)	Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2012 follows:

(Dollars in thousands)	Commercial			Residential Real Estate
	Mortgages	Construction	Other	Mortgages	Homeowner Construction (1)	Consumer	Total
Amounts due in:
One year or less	$83,018	$2,428	$147,051	$23,979	$472	$8,129	$265,077
After one year to five years	350,315	11,217	206,108	103,939	3,875	36,201	711,655
After five years	277,480	14,197	160,605	564,880	20,536	279,573	1,317,271
Total	$710,813	$27,842	$513,764	$692,798	$24,883	$323,903	$2,294,003

Interest rate terms on amounts due after one year:
Predetermined rates	$334,645	$1,668	$259,968	$360,241	$19,172	$89,040	$1,064,734
Floating or adjustable rates	293,150	23,745	106,745	308,579	5,239	226,734	964,192

(1)	Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

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

Management evaluates the appropriateness of the Corporation’s underwriting standards in response to changes in national and regional economic conditions, including such matters as market interest rates, energy prices, trends in real estate values, and employment levels.  Based on management’s assessment of these matters, underwriting standards and credit monitoring activities are enhanced from time to time in response to changes in these conditions.  These assessments may result in clarification of debt service ratio calculations, modifications to loan to value standards for real estate collateral, formalized watch list criteria, and enhancements to monitoring of commercial construction loans.

Commercial Real Estate Loans
Commercial real estate loans amounted to $738.7 million at December 31, 2012, an increase of $102.9 million, or 16%, from the $635.8 million balance at December 31, 2011.  Included in these amounts were commercial construction loans of $27.8 million and $11.0 million, respectively. The growth in commercial real estate loans was in large part due to enhanced business cultivation efforts with new and existing borrowers.

Commercial real estate loans are secured by a variety of property types, with approximately 82% of the total at December 31, 2012 composed of retail facilities, office buildings, commercial mixed use, lodging, multi-family dwellings and industrial & warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location. There are no loans located in Pennsylvania as of December 31, 2012.

(Dollars in thousands)	December 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$707,068	96%	$589,083	93%
New York, Pennsylvania	22,081	3%	33,317	5%
New Hampshire	9,290	1%	11,668	2%
Other	216	—%	1,700	—%
Total	$738,655	100%	$635,768	100%

Other Commercial Loans
Commercial and industrial loans amounted to $513.8 million at December 31, 2012, an increase of $24.9 million from December 31, 2011, reflecting growth in loans to not-for-profit institutions.  This portfolio includes loans to a variety of business types.  Approximately 72% of the total is composed of owner occupied and other real estate, health care/social assistance, retail trade, manufacturing, accommodation and food services, construction businesses, wholesale trade businesses and entertainment and recreation.

Residential Real Estate Loans
Residential real estate loans amounted to $717.7 million at December 31, 2012, an increase of $17.3 million from December 31, 2011.  Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  Loans are sold with servicing retained or released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  Total residential real estate mortgage loan originations, including brokered loans as agent, amounted to $782.2 million in 2012 and $452.4 million in 2011.  Of these amounts, $571.4 million and $249.7 million, respectively, were originated for sale in the secondary market, including brokered loans as agent.  In recent years, Washington Trust has experienced strong residential real estate mortgage refinancing activity in response to the low mortgage interest rate environment, as well as origination volume growth due to our expansion of residential mortgage lending offices outside of Rhode Island.

When selling a residential real estate mortgage loan or acting as originating agent on behalf of a third party, Washington Trust generally makes various representations and warranties. As such, Washington Trust may be required to either repurchase the residential real estate mortgage loan (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify (“make-whole”) the investor for its losses if the representations and warranties were breached. The unpaid principal balance of loans repurchased due to representation and warranty claims as of December 31, 2012 was $843 thousand, compared to $773 thousand at December 31, 2011. Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential mortgage loans. The reserve balance amounted to $250 thousand and $118 thousand, respectively, at December 31, 2012 and 2011 and is included in other liabilities in the Consolidated Balance Sheets. During 2012, the Corporation recognized a $201 thousand charge against net gains on loan sales and commissions on loans originated for others in order to maintain a reserve balance reflective of management’s best estimate of probable losses. There were no such charges recognized in 2011.

From time to time Washington Trust purchases one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $56.0 million and $71.4 million, respectively, as of December 31, 2012 and 2011.

The following is a geographic summary of residential mortgages by property location. There were no loans in either California or Colorado as of December 31, 2012.

(Dollars in thousands)	December 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$697,814	97.2%	$675,935	96.5%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	9,591	1.3%	11,499	1.6%
New Hampshire	3,903	0.5%	2,767	0.4%
Ohio	2,953	0.4%	5,665	0.8%
Washington, Oregon, California	1,379	0.2%	1,881	0.3%
Georgia	1,101	0.2%	1,118	0.2%
New Mexico, Colorado	476	0.1%	1,079	0.2%
Other	464	0.1%	470	—%
Total	$717,681	100.0%	$700,414	100.0%

Consumer Loans
Consumer loans amounted to $323.9 million at December 31, 2012, up $1.8 million from December 31, 2011.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 82% of the total consumer portfolio at December 31, 2012.  The Bank estimates that approximately 68% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)
December 31,	2012	2011	2010	2009	2008
Nonaccrual loans:
Commercial mortgages	$10,681	$5,709	$6,624	$11,588	$1,942
Commercial construction and development	—	—	—	—	—
Other commercial	4,412	3,708	5,259	9,075	3,845
Residential real estate	6,158	10,614	6,414	6,038	1,754
Consumer	1,292	1,206	213	769	236
Total nonaccrual loans	22,543	21,237	18,510	27,470	7,777
Nonaccrual investment securities	843	887	806	1,065	633
Property acquired through foreclosure or repossession, net	2,047	2,647	3,644	1,974	392
Total nonperforming assets	$25,433	$24,771	$22,960	$30,509	$8,802
Nonperforming assets to total assets	0.83%	0.81%	0.79%	1.06%	0.30%
Nonaccrual loans to total loans	0.98%	0.99%	0.93%	1.43%	0.42%
Total past due loans to total loans	1.22%	1.22%	1.27%	1.64%	0.96%
Accruing loans 90 days or more past due	$—	$—	$—	$—	$—

Nonperforming assets totaled $25.4 million, or 0.83% of total assets, at December 31, 2012 compared to $24.8 million, or 0.81% of total assets, at December 31, 2011.

Nonaccrual loans totaled $22.5 million at December 31, 2012, up by $1.3 million in 2012, reflecting a $5.0 million net increase in nonaccrual commercial mortgages, partially offset by a $4.5 million net decrease in nonaccrual residential real estate mortgage loans.  Property acquired through foreclosure or repossession amounted to $2.0 million at December 31, 2012, compared to $2.6 million at the end of 2011.  The balance at December 31, 2012 consisted of nine commercial properties and five residential properties.

Nonaccrual investment securities at December 31, 2012 and 2011 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”

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

The Corporation made no changes in its practices or policies during 2012 concerning the placement of loans or investment securities into nonaccrual status.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2012.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1.8 million, $1.7 million and $1.3 million in 2012, 2011 and 2010, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $679 thousand, $505 thousand and $831 thousand in 2012, 2011 and 2010, respectively.

The following table presents nonaccrual loans by category as of the dates indicated:

(Dollars in thousands)
December 31,	2012		2011
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$10,681	1.50%	$5,709	0.91%
Construction and development	—	—%	—	—%
Other commercial	4,412	0.86%	3,708	0.76%
Residential real estate	6,158	0.86%	10,614	1.52%
Consumer	1,292	0.40%	1,206	0.37%
Total nonaccrual loans	$22,543	0.98%	$21,237	0.99%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	December 31, 2012			December 31, 2011
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial:
Mortgages	$10,300	$381	$10,681	$4,995	$714	$5,709
Construction and development	—	—	—	—	—	—
Other commercial	3,647	765	4,412	633	3,075	3,708
Residential real estate	3,658	2,500	6,158	6,283	4,331	10,614
Consumer	844	448	1,292	874	332	1,206
Total nonaccrual loans	$18,449	$4,094	$22,543	$12,785	$8,452	$21,237

Nonaccrual commercial mortgage loans increased by $5.0 million in 2012. This increase was concentrated in two relationships. As of December 31, 2012, 81% of the $10.7 million balance of nonaccrual commercial mortgage loans consisted of these two relationships. The loss allocation on total nonaccrual commercial mortgage loans was $1.4 million at December 31, 2012.  All of the nonaccrual commercial mortgage loans were located in Rhode Island and Massachusetts.

The largest nonaccrual relationship in the commercial mortgage category totaled $5.9 million at December 31, 2012 and is secured by several properties, including office, light industrial and retail space. This relationship is collateral dependent and, based on the fair value of the underlying collateral, a $1.1 million loss allocation on this relationship was deemed necessary at December 31, 2012. The Bank has additional accruing residential mortgage loans, which are related to this borrower by common guarantor, totaling $1.0 million at December 31, 2012. These additional loans have performed in accordance with terms of the loans and were not past due as of December 31, 2012. The second largest nonaccrual relationship in the commercial mortgage category totaled $2.7 million and is secured by an office building.  This loan is collateral dependent and, based on the fair value of the underlying collateral, a $204 thousand loss allocation on this relationship was deemed necessary at December 31, 2012.

Nonaccrual other commercial loans (commercial and industrial) amounted to $4.4 million at December 31, 2012, up by $704 thousand from the December 31, 2011 balance of $3.7 million.  The loss allocation on these loans was $603 thousand at December 31, 2012. The balance of commercial and industrial loans in nonaccrual status at December 31, 2012 was largely concentrated in two relationships.

The largest nonaccrual relationship in the commercial and industrial category totaled $2.0 million at December 31, 2012. The loans in this relationship are collateral dependent and secured by retail properties. As of December 31, 2012 and based on the fair value of the underlying collateral, a loss allocation of $154 thousand was deemed necessary for this relationship. As of December 31, 2012, the Bank has an additional nonaccrual commercial mortgage loan of $667 thousand and additional accruing other commercial loans of $2.3 million to this borrower. These additional accruing loans have performed in accordance with terms of the loans and were not past due as of December 31, 2012. The second largest nonaccrual relationship in the commercial and industrial category was $956 thousand at December 31, 2012. This relationship is collateral dependent and secured by retail properties. Based on the fair value of the underlying collateral, a loss allocation of $139 thousand was deemed necessary as of December 31, 2012.

Nonaccrual residential real estate loans decreased by $4.5 million from the balance at the end of 2011.  As of December 31, 2012, the $6.2 million balance of nonaccrual residential real estate loans consisted of 26 loans, with $5.7 million located in Rhode Island and Massachusetts.  The loss allocation on total nonaccrual residential real estate loans was $1.0 million at December 31, 2012.  Included in total nonaccrual residential real estate loans at December 31, 2012 were 11 mortgage loans purchased for portfolio and serviced by others amounting to $2.9 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)
December 31,	2012		2011
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$11,081	1.56%	$6,931	1.11%
Construction and development	—	—%	—	—%
Other commercial	4,203	0.82%	5,375	1.10%
Residential real estate	10,449	1.46%	11,757	1.68%
Consumer	2,363	0.73%	2,210	0.69%
Total past due loans	$28,096	1.22%	$26,273	1.27%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2012, total past due loans amounted to $28.1 million, or 1.22% of total loans, up by $1.8 million from December 31, 2011.

Included in past due loans as of December 31, 2012 were nonaccrual loans of $21.0 million.  All loans 90 days or more past due at December 31, 2012 and 2011 were classified as nonaccrual.

The increase in total delinquencies in 2012 was due to a $4.2 million net increase in commercial mortgage delinquencies, mostly attributable to the larger nonaccrual commercial mortgage relationships described above under the caption “Nonaccrual Loans.”

As of December 31, 2012, the $10.4 million balance of residential real estate mortgage loan delinquencies consisted of 42 loans and included $5.5 million of loans already in nonaccrual status. Approximately $9.3 million of total residential real estate mortgage loan delinquencies were located in Rhode Island and Massachusetts.

We use various techniques to monitor credit deterioration in the portfolios of residential mortgage loans and home equity lines and loans.  Among these techniques, the Corporation periodically tracks loans with an updated FICO score and an estimated LTV ratio, with LTV determined via statistical modeling analyses.  The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts.  This information and trends associated with this information is considered by management in its assessment of the allocation of loss exposure in the residential mortgage loan portfolio.

Troubled Debt Restructurings
Loans are considered restructured in a troubled debt restructuring when the Corporation has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered.  These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest.  The decision to restructure a loan, rather than aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of December 31, 2012, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The amounts below do not include insignificant amounts of accrued interest on accruing troubled debt restructured loans. See Note 5 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)
December 31,	2012	2011	2010	2009	2008
Accruing troubled debt restructured loans:
Commercial real estate	$9,569	$6,389	$11,736	$5,566	$—
Other commercial	6,577	6,625	4,594	540	—
Residential real estate	1,123	1,481	2,863	2,736	263
Consumer	154	171	509	858	607
Accruing troubled debt restructured loans	17,423	14,666	19,702	9,700	870
Nonaccrual troubled debt restructured loans:
Commercial real estate	—	91	1,302	—	—
Other commercial	2,063	2,154	431	228	—
Residential real estate	688	2,615	948	336	—
Consumer	44	106	41	45	—
Nonaccrual troubled debt restructured loans	2,795	4,966	2,722	609	—
Total troubled debt restructured loans	$20,218	$19,632	$22,424	$10,309	$870

As of December 31, 2012, loans classified as troubled debt restructurings totaled $20.2 million, up by $586 thousand from the balance at December 31, 2011. Included in this increase was an $8.1 million loan restructuring described below, which was largely offset by declassifications from troubled debt restructuring disclosure status, paydowns and other reductions.

At December 31, 2012, the largest troubled debt restructured relationship consisted of one accruing commercial real estate relationship with a carrying value of $8.1 million, secured by a hotel industry property. The restructuring took place in the third quarter of 2012 and included a modification of certain payment terms and a below market interest rate reduction for a temporary period on approximately $3.1 million of the total balance. In connection with this restructuring, additional collateral was also provided by the borrower during the third quarter of 2012. Also included in troubled debt restructured loans at December 31, 2012, was an accruing commercial and industrial loan relationship with a carrying value of $4.7 million, secured by real estate and marketable securities. This restructuring took place in the fourth quarter of 2011 and included a below market rate concession and modification of certain payment terms. In connection with this restructuring, a principal payment of $4.9 million was also received during the fourth quarter of 2011.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2012 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $6.4 million in potential problem loans at December 31, 2012, compared to $7.4 million at December 31, 2011.  Approximately 81% of the potential problem loans at December 31, 2012 was comprised of one commercial mortgage, which has been classified based on our evaluation of the financial condition of the borrower.  Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

As of December 31, 2012, the allowance for loan losses was $30.9 million, or 1.35% of total loans, compared to $29.8 million, or 1.39% of total loans at December 31, 2011.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loan losses.  In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Consolidated Financial Statements for additional information under the caption “Credit Quality

Indicators.”  Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)
December 31,	2012	2011
Collateral dependent impaired loans (1)	$23,359	$22,316
Impaired loans measured on discounted cash flow method (2)	12,188	6,717
Total impaired loans	$35,547	$29,033

(1)	Net of partial charge-offs of $2.3 million and $2.3 million, respectively, at December 31, 2012 and 2011.

(2)	Net of partial charge-offs of $92 thousand and $328 thousand, respectively, at December 31, 2012 and 2011.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.  The loss allocation on impaired loans amounted to $2.9 million and $1.8 million, respectively, at December 31, 2012 and 2011.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

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

For the years ended December 31, 2012 and 2011, the loan loss provision totaled $2.7 million and $4.7 million, respectively.  The provision for loan losses was based on management’s assessment of trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation.  Net charge-offs were $1.6 million, or 0.07% of average loans in 2012 and $3.5 million, or 0.17% of average loans, in 2011.  See additional discussion regarding the allocation of the provision under the caption “Provision and Allowance for Loan Losses.”

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including relatively high unemployment levels.  While management believes that the level of allowance for loan losses at December 31, 2012 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table reflects the activity in the allowance for loan losses during the years presented:

(Dollars in thousands)
December 31,	2012	2011	2010	2009	2008
Balance at beginning of period	$29,802	$28,583	$27,400	$23,725	$20,277
Charge-offs:
Commercial:
Mortgages	485	960	1,284	1,615	185
Construction and development	—	—	—	—	—
Other	1,179	1,685	2,983	2,907	1,044
Residential real estate:
Mortgages	367	641	646	417	104
Homeowner construction	—	—	—	—	—
Consumer	304	548	489	223	260
Total charge-offs	2,335	3,834	5,402	5,162	1,593
Recoveries:
Commercial:
Mortgages	442	7	132	37	68
Construction and development	—	—	—	—	—
Other	103	311	196	251	48
Residential real estate:
Mortgages	110	4	233	28	—
Homeowner construction	—	—	—	—	—
Consumer	51	31	24	21	125
Total recoveries	706	353	585	337	241
Net charge-offs	1,629	3,481	4,817	4,825	1,352
Provision charged to earnings	2,700	4,700	6,000	8,500	4,800
Balance at end of period	$30,873	$29,802	$28,583	$27,400	$23,725

Net charge-offs (recoveries) to average loans	0.07%	0.17%	0.24%	0.25%	0.08%

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

(Dollars in thousands)
December 31,	2012	2011	2010	2009	2008
Commercial:
Mortgages	$9,407	$8,195	$7,330	$7,360	$4,904
% of these loans to all loans	31%	29%	26%	26%	22%

Construction and development	224	95	723	874	784
% of these loans to all loans	1%	1%	2%	4%	3%

Other	5,996	6,200	6,495	6,423	6,889
% of these loans to all loans	23%	22%	23%	21%	23%

Residential real estate:
Mortgages	4,132	4,575	4,081	3,638	2,111
% of these loans to all loans	30%	32%	31%	31%	34%

Homeowner construction	137	119	48	43	84
% of these loans to all loans	1%	1%	1%	1%	1%

Consumer	2,684	2,452	1,903	1,346	2,231
% of these loans to all loans	14%	15%	17%	17%	17%

Unallocated	8,293	8,166	8,003	7,716	6,722
Balance at end of period	$30,873	$29,802	$28,583	$27,400	$23,725
	100%	100%	100%	100%	100%

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

Washington Trust is a participant in the Insured Cash Sweep (“ICS”) program, a low-cost reciprocal deposit sweep service, and in the Certificate of Deposit Account Registry Service (“CDARS”) program. Washington Trust uses ICS to place customer funds into money market accounts issued by other participating banks and CDARS to place customer funds into certificate of deposit accounts issued by other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that depositor customers are eligible for full FDIC insurance. We receive reciprocal amounts of deposits from other participating banks who do the same with their customer deposits. ICS and CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.

Total deposits amounted to $2.3 billion at December 31, 2012, up by $186.3 million, or 9%, from the balance at December 31, 2011, with increases in lower-cost non-time categories of deposits.  Excluding out-of-market brokered certificates of deposit, in-market deposits were up by $173.8 million, or 9%, in 2012.

Demand deposits totaled $379.9 million at December 31, 2012, up by $40.1 million, or 12%, from the balance at December 31, 2011.  NOW account balances increased by $34.1 million, or 13%, and totaled $291.2 million at December 31, 2012.

During 2012, savings deposits increased by $31.0 million, or 13%, and amounted to $274.9 million at December 31, 2012. Money market accounts (including brokered money market deposits) totaled $496.4 million at December 31, 2012, up by $89.6 million, or 22%, from the balance at December 31, 2011. Included in money market deposits were ICS reciprocal money market deposits totaling $142.8 million at December 31, 2012, up from $36.1 million at December 31, 2011.

Time deposits (including brokered certificates of deposit) amounted to $870.2 million at December 31, 2012, down by $8.6 million, or 1%, from the balance at December 31, 2011.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $767.6 million and $788.7 million, respectively, at December 31, 2012 and 2011. Included in in-market time deposits at December 31, 2012 were CDARS reciprocal time deposits of $102.6 million, which were up by $12.6 million from December 31, 2011.

Borrowings
Federal Home Loan Bank Advances
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $361.2 million at December 31, 2012, down by $179.3 million from the balance at the end of 2011, reflecting less demand for wholesale funding due to strong deposit growth in 2012.

In connection with the Corporation’s ongoing interest rate risk management efforts, balance sheet management transactions were conducted in 2012 and 2011 and were comprised of sales of mortgage-backed securities, prepayment of Federal Home Loan Bank of Boston (“FHLBB”) advances and modifications of terms of FHLBB advances. See additional disclosure regarding these transactions in the Section entitled “Overview” under the caption “Composition of Earnings.”

Other Borrowings
Other borrowings of the Corporation decreased by $18.5 million from the balance at the end of 2011, reflecting the maturity of securities sold under repurchase agreements totaling $19.5 million.

See Note 11 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 72% of total average assets in 2012.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

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

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during 2012.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For 2012, net cash used in financing activities amounted to $25.2 million.  Total deposits increased by $186.3 million, while FHLBB advances and other borrowings decreased by $179.3 million and $18.5 million, respectively, and cash dividends paid totaled $15.1 million in 2012.  Net cash provided by investing activities totaled $25.3 million for 2012.  The most significant elements of cash flow within investment activities were net outflows related to growth in the loan portfolio, offset by cash received from maturities, principal payments and sales of securities available for sale, primarily mortgage-backed securities.  Net cash provided by operating activities amounted to $5.5 million for 2012. Net income totaled $35.1 million in 2012 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertain to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $295.7 million at December 31, 2012, compared to $281.4 million at December 31, 2011. A charge of $6.1 million to the accumulated other comprehensive income component shareholders’ equity was recorded at December 31, 2012, associated with the periodic remeasurement of the value of defined benefit pension liabilities. This charge was largely due to a decline in the discount rates used to measure the present value of pension liabilities as a result of a reduction in market rates of interest.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  As of December 31, 2012, a cumulative total of 185,400 shares have been repurchased. All of these shares of stock were repurchased in 2007 at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 9.62% at December 31, 2012.  This compares to a ratio of 9.18% at December 31, 2011.  Book value per share at December 31, 2012 and 2011 amounted to $18.05 and $17.27, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of December 31, 2012, the Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 12 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at December 31, 2012:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$361,172	$48,630	$81,588	$165,401	$65,553
Junior subordinated debentures	32,991	—	—	—	32,991
Operating lease obligations	19,588	2,275	3,989	2,758	10,566
Software licensing arrangements	4,277	2,130	1,817	330	—
Other borrowings	1,212	1,034	93	85	—
Total contractual obligations	$419,240	$54,069	$87,487	$168,574	$109,110

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)
All FHLBB advances are shown in the period corresponding to their scheduled maturity.  Some FHLBB advances are callable at earlier dates.  See Note 11 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$223,426	$152,301	$23,013	$11,111	$37,001
Home equity lines	184,941	—	—	—	184,941
Other loans	30,504	24,022	994	5,488	—
Standby letters of credit	1,039	939	100	—	—
Forward loan commitments to:
Originate loans	67,792	67,792	—	—	—
Sell loans	116,162	116,162	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	70,493	9,354	38,570	10,351	12,218
Mirror swaps with counterparties	70,493	9,354	38,570	10,351	12,218
Interest rate risk management contract:
Interest rate swap	32,991	10,310	22,681	—	—
Total commitments	$797,841	$390,234	$123,928	$37,301	$246,378

The Corporation expects to contribute $5.0 million to its qualified pension plan in 2013.  In addition, the Corporation expects to contribute $731 thousand in benefit payments to the non-qualified retirement plans in 2013.  Volatility in the value of plan assets may cause the Corporation to make higher levels of contributions in future years.  See Note 15 to the Consolidated Financial Statements for disclosure on pension liabilities.

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

For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 13 and 20 to the Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2012 and December 31, 2011, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2012 and December 31, 2011.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

December 31,	2012		2011
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.33)%	(7.33)%	(2.29)%	(6.70)%
100 basis point rate increase	3.11%	5.86%	2.06%	3.25%
200 basis point rate increase	6.36%	10.98%	4.13%	5.88%
300 basis point rate increase	8.34%	13.19%	5.45%	6.40%

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

During 2012, the ALCO focused on various balance sheet interest rate risk management strategies intended to enhance the net interest margin while also reducing the exposure to future increases in market interest rates. One of the strategies employed to achieve this was the modifications during 2012 of $113.0 million in FHLBB advances resulting in lower rates and a lengthening of maturities. In addition, approximately $86.2 million in other FHLBB advances were prepaid and generally replaced with lower cost sources of funding. Other changes to balance sheet composition during 2012 that have mitigated exposure to rising rates include an increase in the level of floating commercial loans as a percentage of total commercial loans.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2012 and 2011 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. government-sponsored enterprise securities (noncallable)	$454	$(882)
States and political subdivisions	1,852	(3,513)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2,302	(9,555)
Trust preferred debt and other corporate debt securities	92	1,126
Total change in market value as of December 31, 2012	$4,700	$(12,824)
Total change in market value as of December 31, 2011	$8,138	$(30,438)
See Notes 13 and 20 to the Consolidated Financial Statements for more information regarding the nature and business purpose of derivative financial instruments and financial instruments with off-balance sheet risk.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc:

We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island
March 8, 2013

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island
March 8, 2013

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS	except par value)

December 31,	2012	2011
Assets:
Cash and due from banks	$73,474	$82,238
Short-term investments	19,176	4,782
Mortgage loans held for sale; amortized cost $48,370 in 2012 and $19,624 in 2011	50,056	20,340
Securities:
Available for sale, at fair value; amortized cost $363,408 in 2012 and $524,036 in 2011	375,498	541,253
Held to maturity, at cost; fair value $41,420 in 2012 and $52,499 in 2011	40,381	52,139
Total securities	415,879	593,392
Federal Home Loan Bank stock, at cost	40,418	42,008
Loans:
Commercial	1,252,419	1,124,628
Residential real estate	717,681	700,414
Consumer	323,903	322,117
Total loans	2,294,003	2,147,159
Less allowance for loan losses	30,873	29,802
Net loans	2,263,130	2,117,357
Premises and equipment, net	27,232	26,028
Investment in bank-owned life insurance	54,823	53,783
Goodwill	58,114	58,114
Identifiable intangible assets, net	6,173	6,901
Other assets	63,409	59,155
Total assets	$3,071,884	$3,064,098
Liabilities:
Deposits:
Demand deposits	$379,889	$339,809
NOW accounts	291,174	257,031
Money market accounts	496,402	406,777
Savings accounts	274,934	243,904
Time deposits	870,232	878,794
Total deposits	2,312,631	2,126,315
Federal Home Loan Bank advances	361,172	540,450
Junior subordinated debentures	32,991	32,991
Other borrowings	1,212	19,758
Other liabilities	68,226	63,233
Total liabilities	2,776,232	2,782,747
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,379,771 shares in 2012 and 16,292,471 shares in 2011	1,024	1,018
Paid-in capital	91,453	88,030
Retained earnings	213,674	194,198
Accumulated other comprehensive loss	(10,499)	(1,895)
Total shareholders’ equity	295,652	281,351
Total liabilities and shareholders’ equity	$3,071,884	$3,064,098

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except par value)

	Years ended December 31,	2012	2011	2010
	Interest income:
	Interest and fees on loans	$102,656	$99,319	$98,070
Interest on securities:	Taxable	15,359	18,704	21,824
	Nontaxable	2,699	3,001	3,077
	Dividends on corporate stock and Federal Home Loan Bank stock	256	253	198
	Other interest income	91	69	85
	Total interest income	121,061	121,346	123,254
	Interest expense:
	Deposits	13,590	15,692	20,312
	Federal Home Loan Bank advances	14,957	18,158	22,786
	Junior subordinated debentures	1,570	1,568	1,989
	Other interest expense	248	973	976
	Total interest expense	30,365	36,391	46,063
	Net interest income	90,696	84,955	77,191
	Provision for loan losses	2,700	4,700	6,000
	Net interest income after provision for loan losses	87,996	80,255	71,191
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	23,465	22,532	20,670
	Mutual fund fees	4,069	4,287	4,423
	Financial planning, commissions and other service fees	2,107	1,487	1,299
	Wealth management services	29,641	28,306	26,392
	Service charges on deposit accounts	3,193	3,455	3,587
	Merchant processing fees	10,159	9,905	9,156
	Card interchange fees	2,480	2,249	1,975
	Income from bank-owned life insurance	2,448	1,939	1,887
	Net gains on loan sales and commissions on loans originated for others	14,092	5,074	4,052
	Net realized gains on securities	1,223	698	729
	Net gains (losses) on interest rate swap contracts	255	6	(36)
	Equity in earnings (losses) of unconsolidated subsidiaries	196	(213)	(337)
	Other income	1,748	1,536	1,485
	Noninterest income, excluding other-than-temporary impairment losses	65,435	52,955	48,890
	Total other-than-temporary impairment losses on securities	(28)	(54)	(245)
	Portion of loss recognized in other comprehensive income (before tax)	(193)	(137)	(172)
	Net impairment losses recognized in earnings	(221)	(191)	(417)
	Total noninterest income	65,214	52,764	48,473
	Noninterest expense:
	Salaries and employee benefits	59,786	51,095	47,429
	Net occupancy	6,039	5,295	4,851
	Equipment	4,640	4,344	4,099
	Merchant processing costs	8,593	8,560	7,822
	Outsourced services	3,560	3,530	3,304
	FDIC deposit insurance costs	1,730	2,043	3,163
	Legal, audit and professional fees	2,240	1,927	1,813
	Advertising and promotion	1,730	1,819	1,633
	Amortization of intangibles	728	951	1,091
	Foreclosed property costs	762	878	841
	Debt prepayment penalties	3,908	694	752
	Other expenses	8,622	9,237	8,513
	Total noninterest expense	102,338	90,373	85,311
	Income before income taxes	50,872	42,646	34,353
	Income tax expense	15,798	12,922	10,302
	Net income	$35,074	$29,724	$24,051
	Weighted average common shares outstanding - basic	16,358	16,254	16,114
	Weighted average common shares outstanding - diluted	16,401	16,284	16,123
Per share information:	Basic earnings per common share	$2.13	$1.82	$1.49
	Diluted earnings per common share	$2.13	$1.82	$1.49
	Cash dividends declared per share	$0.94	$0.88	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31,	2012	2011	2010
Net income	$35,074	$29,724	$24,051
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized (losses) gains on securities arising during the period	(2,664)	1,622	1,099
Less: reclassification adjustment for net gains on securities realized in net income	768	415	311
Net unrealized (losses) gains on securities available for sale	(3,432)	1,207	788
Reclassification adjustment for change in non-credit portion of OTTI realized losses transferred to net income	124	88	111
Cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(333)	(942)	(915)
Less: reclassification adjustment for amount of gains on cash flow hedges realized in net income	454	486	252
Net unrealized gains (losses) on cash flow hedges	121	(456)	(663)
Defined benefit plan obligation adjustment	(5,417)	(6,759)	452
Total other comprehensive (loss) income, net of tax	(8,604)	(5,920)	688
Total comprehensive income	$26,470	$23,804	$24,739

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2010	16,043	$1,004	$82,592	$168,514	$3,337	($501)	$254,946
Net income				24,051			24,051
Total other comprehensive income, net of tax					688		688
Cash dividends declared				(13,626)			(13,626)
Share-based compensation			909				909
Deferred compensation plan	3		(20)			64	44
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	69	5	841			4	850
Shares issued – dividend reinvestment plan	57	2	567			433	1,002
Balance at December 31, 2010	16,172	$1,011	$84,889	$178,939	$4,025	$—	$268,864

Net income				29,724			29,724
Total other comprehensive loss, net of tax					(5,920)		(5,920)
Cash dividends declared				(14,465)			(14,465)
Share-based compensation			1,394				1,394
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	87	5	995			—	1,000
Shares issued – dividend reinvestment plan	33	2	752			—	754
Balance at December 31, 2011	16,292	$1,018	$88,030	$194,198	($1,895)	$—	$281,351

Net income				35,074			35,074
Total other comprehensive loss, net of tax					(8,604)		(8,604)
Cash dividends declared				(15,598)			(15,598)
Share-based compensation			1,962				1,962
Deferred compensation plan	10	1	145			—	146
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	78	5	1,316			—	1,321
Balance at December 31, 2012	16,380	$1,024	$91,453	$213,674	($10,499)	$—	$295,652

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,	2012	2011	2010
	Cash flows from operating activities:
	Net income	$35,074	$29,724	$24,051
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	2,700	4,700	6,000
	Depreciation of premises and equipment	3,213	3,174	3,083
	Foreclosed and repossessed property valuation adjustments	350	642	618
	Net gain on sale of premises	(358)	(211)	—
	Net amortization of premium and discount	2,127	1,768	797
	Net amortization of intangibles	728	951	1,091
	Non–cash charitable contribution	—	990	—
	Share–based compensation	1,962	1,394	909
	Deferred income tax expense (benefit)	1,328	(863)	(688)
	Earnings from bank-owned life insurance	(2,448)	(1,939)	(1,887)
	Net gains on loan sales and commissions on loans originated for others	(14,092)	(5,074)	(4,052)
	Net realized gains on securities	(1,223)	(698)	(729)
	Net impairment losses recognized in earnings	221	191	417
	Net (gains) losses on interest rate swap contracts	(255)	(6)	36
	Equity in (earnings) losses of unconsolidated subsidiaries	(196)	213	337
	Proceeds from sales of loans	479,925	208,275	201,450
	Loans originated for sale	(495,271)	(206,242)	(201,771)
	(Increase) decrease in other assets	(7,987)	(2,804)	646
	(Decrease) increase in other liabilities	(331)	3,014	131
	Net cash provided by operating activities	5,467	37,199	30,439
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	—	(115,208)	(122,240)
	Other investment securities available for sale	—	(5,000)	(40,886)
	Mortgage-backed securities held to maturity	—	(53,720)	—
Proceeds from sales of:	Mortgage-backed securities available for sale	40,222	46,889	64,275
	Other investment securities available for sale	6,338	9,572	34,822
Maturities and principal payments of:	Mortgage-backed securities available for sale	111,906	115,500	150,062
	Other investment securities available for sale	1,411	855	12,000
	Mortgage-backed securities held to maturity	11,177	1,489	—
	Remittance of Federal Home Loan Bank stock	1,590	—	—
	Net increase in loans	(138,084)	(148,652)	(77,382)
	Purchases of loans, including purchased interest	(10,469)	(9,677)	(2,842)
	Proceeds from the sale of property acquired through foreclosure or repossession	3,366	2,190	821
	Purchases of premises and equipment	(5,110)	(3,644)	(1,683)
	Net proceeds from sale of bank property	1,571	1,279	—
	Purchases of bank-owned life insurance	—	—	(5,000)
	Proceeds from bank-owned life insurance	1,419	—	—
	Equity investment in real estate limited partnership	—	(449)	(1,798)
	Net cash provided by (used in) investing activities	25,337	(158,576)	10,149

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2012	2011	2010
Cash flows from financing activities:
Net increase in deposits	186,316	89,985	113,320
Net (decrease) increase in other borrowings	(18,546)	(3,601)	1,858
Proceeds from Federal Home Loan Bank advances	627,179	514,475	204,540
Repayment of Federal Home Loan Bank advances	(806,457)	(472,747)	(313,144)
Issuance of treasury stock, including net deferred compensation plan activity	—	—	44
Proceeds from the issuance of common stock under dividend reinvestment plan	—	754	1,002
Proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	1,257	885	785
Tax benefit (expense) from stock option exercises and issuance of other compensation-related equity instruments	210	115	65
Cash dividends paid	(15,133)	(14,205)	(13,582)
Net cash (used in) provided by financing activities	(25,174)	115,661	(5,112)
Net increase (decrease) in cash and cash equivalents	5,630	(5,716)	35,476
Cash and cash equivalents at beginning of year	87,020	92,736	57,260
Cash and cash equivalents at end of year	$92,650	$87,020	$92,736

Noncash Investing and Financing Activities:
Loans charged off	$2,355	$3,834	$5,402
Loans transferred to property acquired through foreclosure or repossession	3,167	2,031	3,255
OREO proceeds due from attorney	132	—	—
Supplemental Disclosures:
Interest payments	$29,657	$35,594	$44,244
Income tax payments	14,777	13,390	10,663

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Short-term Investments
Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased and are considered to be cash equivalents.  The Corporation’s short-term investments may be comprised of overnight federal funds sold, securities purchased under resale agreements, money market mutual funds and US Treasury bills.

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
December 31, 2012 and 2011

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

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  No market exists for shares of the FHLBB and therefore, they are carried at par value.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of December 31, 2012.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.  The Corporation will continue to monitor its investment in FHLBB stock.

Mortgage Banking Activities
Mortgage Loans Held for Sale - Residential mortgage loans originated and intended for sale in the secondary market are classified as held for sale.  Prior to July 1, 2011, loans held for sale were carried at the lower of cost or fair value (“LOCOM”). Effective July, 2011, pursuant to Accounting Standards Codification (”ASC”) 825, “Financial Instruments,” the Corporation elected to carry newly originated closed loans held for sale at fair value. Changes in fair value relating to loans held for sale and forward sale commitments are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments. Gains and losses on residential loan sales are recorded in noninterest income as net gains on loan sales and commissions on loans originated for others. Commissions received on mortgage loans brokered to various investors are included in net gains on loan sales and commissions on loans originated for others are and are recorded as revenue when received.

Loan Servicing Rights - Rights to service mortgage loans for others are recognized as an asset, including rights acquired through both purchases and originations.  The total cost of originated loans that are sold with servicing rights retained is allocated between the loan servicing rights and the loans without servicing rights based on their relative fair values.  Capitalized loan servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income.  They are periodically evaluated for impairment based on their fair value.  Impairment is measured on an aggregated basis according to interest rate band and period of origination.  The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost.  Any impairment is recognized as a charge to earnings through a valuation allowance.

Loans
Portfolio Loans - Loans held in the portfolio are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs.  Interest income is accrued on a level yield basis based on principal amounts outstanding.  Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loans.

Nonaccrual Loans - Loans, with the exception of certain well-secured residential mortgage loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest or sooner if considered appropriate by management.   Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Interest previously accrued but not collected is reversed against current period income when the loan is placed on nonaccrual status.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectibility of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

Troubled Debt Restructured Loans - Troubled debt restructured loans include those for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments have been granted due to a borrower’s financial condition.  Troubled debt restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan.  Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing troubled debt restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.  Troubled debt restructurings are generally reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

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

A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for the purposes of establishing a sufficient allowance for loan losses.  The methodology includes three elements: (1) identification of loss allocations for certain specific loans deemed to be impaired, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar credit quality indicators, and (3) general loss allocations for other environmental factors, which is classified as “unallocated”.

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

Earnings Per Share (“EPS”)
The Corporation utilizes the two-class method earnings allocation formula to determine earnings per share of each class of stock according to dividends and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents.

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item (generally fixed-rate financial instruments).  The net amount, if any, represents hedge ineffectiveness, is reflected in earnings.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and recognized in earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings.

For derivatives not designated as hedges, changes in fair value of the derivative instruments are recognized in earnings, in noninterest income.

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

By using certain derivative financial instruments, the Corporation exposes itself to credit risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Corporation, which creates credit risk for the Corporation.  When the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, it does not possess credit risk.  The credit risk in derivative instruments is minimized by entering into transactions with highly rated counterparties that management believes to be creditworthy.

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
December 31, 2012 and 2011

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

Comprehensive Income – Topic 220
Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), was issued in June 2011.  The FASB issued ASU 2011-05 to improve the comparability and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), was issued in December 2011. ASU 2011-12 deferred the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. No other requirements in ASU 2011-05 were affected by this amendment. The provisions of ASU 2011-05, exclusive of the provisions pertaining to the reclassification adjustments deferred by ASU 2011-12, were to be applied retrospectively and were effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Corporation adopted these provisions of ASU 2011-05 in the first quarter of 2012 and elected to present comprehensive income in a separate financial statement, the Consolidated Statements of Comprehensive Income. The adoption of these provisions of ASU 2011-05 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Intangibles-Goodwill and Other – Topic 350
Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Assets for Impairment” (“ASU 2012-02”), was issued in July 2012. The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived asset categories by simplifying how an entity performs the testing of those assets. Similar to the amendments to goodwill impairment testing issued in September 2011, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The provisions of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

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

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of this reserve requirement may be satisfied with vault cash. Reserve balances amounted to $5.5 million and $5.1 million, respectively, at December 31, 2012 and 2011 and are included in cash and due from banks in the Consolidated Statements of Condition.

As of December 31, 2012 and 2011, cash and due from banks includes interest-bearing deposits in other banks of $32.2 million and $41.6 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

(4) Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security at December 31, 2012 and 2011 were as follows:

(Dollars in thousands)
December 31, 2012	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,458	$2,212	$—	$31,670
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	217,136	14,097	—	231,233
States and political subdivisions	68,196	4,424	—	72,620
Trust preferred securities:
Individual name issuers	30,677	—	(5,926)	24,751
Collateralized debt obligations	4,036	—	(3,193)	843
Corporate bonds	13,905	476	—	14,381
Total securities available for sale	$363,408	$21,209	($9,119)	$375,498
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$40,381	$1,039	$—	$41,420
Total securities held to maturity	$40,381	$1,039	$—	$41,420
Total securities	$403,789	$22,248	($9,119)	$416,918

(Dollars in thousands)
December 31, 2011	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,429	$3,404	$—	$32,833
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	369,946	19,712	—	389,658
States and political subdivisions	74,040	5,453	—	79,493
Trust preferred securities:
Individual name issuers	30,639	—	(8,243)	22,396
Collateralized debt obligations	4,256	—	(3,369)	887
Corporate bonds	13,872	813	(403)	14,282
Perpetual preferred stocks (2)	1,854	—	(150)	1,704
Total securities available for sale	$524,036	$29,382	($12,165)	$541,253
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$52,139	$360	$—	$52,499
Total securities held to maturity	$52,139	$360	$—	$52,499
Total securities	$576,175	$29,742	($12,165)	$593,752

(1)	Net of other-than-temporary impairment losses.

(2)	Callable at the discretion of the issuer.

Securities available for sale and held to maturity with a fair value of $386.5 million and $558.2 million,respectively, were pledged to secure borrowings with the Federal Home Loan Bank of Boston (”FHLBB”), potential borrowings with the FRB, certain public deposits and for other purposes at December 31, 2012 and 2011.  (See Note 11 for additional discussion of FHLBB borrowings).

As of December 31, 2012, the amortized cost of debt securities by maturity is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.  Included in the securities portfolio at December 31, 2012 were debt securities with an amortized cost balance of $91.9 million and a fair value of $86.3 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from forty-five months to twenty-five years, with call features ranging from one month to five years.

(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$29,458	$—	$—	$29,458
Weighted average yield	—%	5.40%	—%	—%	5.40%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	89,039	108,484	16,165	3,448	217,136
Weighted average yield	4.30%	3.88%	2.64%	2.29%	3.93%
State and political subdivisions:
Amortized cost	7,525	60,671	—	—	68,196
Weighted average yield	3.84%	3.91%	—%	—%	3.90%
Trust preferred securities:
Amortized cost (1)	—	—	—	34,713	34,713
Weighted average yield	—%	—%	—%	1.66%	1.66%
Corporate bonds:
Amortized cost	3,202	10,703	—	—	13,905
Weighted average yield	6.30%	4.65%	—%	—%	5.03%
Total debt securities available for sale:
Amortized cost	$99,766	$209,316	$16,165	$38,161	$363,408
Weighted average yield	4.33%	4.14%	2.64%	1.72%	3.87%
Fair value	$104,044	$215,855	$17,214	$38,385	$375,498
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$13,449	$21,574	$4,745	$613	$40,381
Weighted average yield	1.99%	1.83%	1.74%	0.52%	1.85%
Fair value	$13,795	$22,129	$4,867	$629	$41,420

(1)	Net of other-than-temporary impairment losses recognized in earnings.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

The following is a summary of amounts relating to sales of securities:

(Dollars in thousands)
Years ended December 31,	2012	2011	2010
Proceeds from sales (1)	$46,560	$56,461	$99,097

Gross realized gains (1)	$1,224	$919	$852
Gross realized losses	(1)	(221)	(123)
Net realized gains on securities	$1,223	$698	$729

(1)
Includes a contribution of appreciated equity securities to the Corporation’s charitable foundation in 2011.  The cost of the contribution, included in noninterest expenses, amounted to $990 thousand in 2011.  This transaction resulted in a realized security gain of $331 thousand for the same period.

The following table presents a roll-forward of the cumulative credit-related impairment losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)
Years ended December 31,	2012	2011	2010
Balance at beginning of period	$3,104	$2,913	$2,496
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	221	191	417
Balance at end of period	$3,325	$3,104	$2,913

For the years ended December 31, 2012, 2011, and 2010 credit-related impairment losses of $221 thousand, $191 thousand, and $417 thousand, respectively, were recognized in earnings on pooled trust preferred debt securities.  The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.

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

The following table summarizes temporarily impaired investment securities at December 31, 2012, segregated by length of time the securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2012	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	$—	$—	11	$24,751	($5,926)	11	$24,751	($5,926)
Collateralized debt obligations	—	—	—	2	843	(3,193)	2	843	(3,193)
Total temporarily impaired securities	—	$—	$—	13	$25,594	($9,119)	13	$25,594	($9,119)

The following table summarizes temporarily impaired investment securities at December 31, 2011, segregated by length of time the securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2011	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	—	—	11	22,396	(8,243)	11	22,396	(8,243)
Collateralized debt obligations	—	—	—	2	887	(3,369)	2	887	(3,369)
Corporate bonds	3	5,203	(403)	—	—	—	3	5,203	(403)
Subtotal, debt securities	3	5,203	(403)	13	23,283	(11,612)	16	28,486	(12,015)
Perpetual preferred stocks	2	1,704	(150)	—	—	—	2	1,704	(150)
Total temporarily impaired securities	5	$6,907	($553)	13	$23,283	($11,612)	18	$30,190	($12,165)

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

Trust Preferred Debt Securities of Individual Name Issuers:
Included in debt securities in an unrealized loss position at December 31, 2012 were 11 trust preferred security holdings issued by seven individual companies in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $5.9 million at December 31, 2012.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of December 31, 2012, trust preferred debt securities with an amortized cost of $11.8 million and unrealized losses of $2.6 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations:
At December 31, 2012, Washington Trust had two pooled trust preferred holdings in the form of collateralized debt obligations with a total amortized cost of $4.0 million and unrealized losses of $3.2 million.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools. These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to remain at low levels.

As of December 31, 2012, one of the pooled trust preferred securities had an amortized cost of $2.8 million. This security was placed on nonaccrual status in March 2009. The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010. The December 31, 2012 amortized cost was net of $2.1 million of credit-related impairment losses previously recognized in earnings, reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $2.1 million were credit-related impairment losses of $212 thousand recorded in 2012, reflecting adverse changes in the expected cash flows for this security. In the first quarter of 2013, a performing underlying issuer elected to prepay its portion of the collateralized debt obligation. This prepayment is expected to result in a modest reduction in the present value of estimated cash flows and an immaterial amount of additional impairment loss to be recognized in the first quarter of 2013. As of December 31, 2012, this security has unrealized losses of $2.2 million and a below investment grade rating of “Ca” by Moody’s Investor Services, Inc. (“Moody’s”). Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security. The analysis of the expected cash flows for this security as of December 31, 2012 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.

As of December 31, 2012, the second pooled trust preferred security held by Washington Trust had an amortized cost of $1.3 million. This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The December 31, 2012 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. As of December 31, 2012, this security has unrealized losses of $1.0 million and a below investment grade rating of “C” by Moody’s. Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security. The analysis of the expected cash flows for this security as of December 31, 2012 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.

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

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$710,813	31%	$624,813	29%
Construction and development (2)	27,842	1%	10,955	1%
Other (3)	513,764	23%	488,860	22%
Total commercial	1,252,419	55%	1,124,628	52%
Residential real estate:
Mortgages (4)	692,798	30%	678,582	32%
Homeowner construction	24,883	1%	21,832	1%
Total residential real estate	717,681	31%	700,414	33%
Consumer:
Home equity lines (5)	226,861	10%	223,430	10%
Home equity loans (5)	39,329	2%	43,121	2%
Other (6)	57,713	2%	55,566	3%
Total consumer	323,903	14%	322,117	15%
Total loans (7)	$2,294,003	100%	$2,147,159	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of December 31, 2012 and 2011, $238.6 million and $107.1 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 11).

(2)	Loans for construction of residential and commercial properties and for land development.

(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.  As of December 31, 2012, $51.8 million and $29.5 million, respectively, of these loans were pledged as collateral for FHLBB borrowings and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2011 were $27.2 million and $42.1 million, respectively (see Note 11).

(4)	As of December 31, 2012 and 2011, $627.4 million and $611.8 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 11).

(5)	As of December 31, 2012 and 2011, $189.4 million and $165.4 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 11).

(6)	Fixed rate consumer installment loans.

(7)
Includes net unamortized loan origination costs of $39 thousand and $31 thousand, respectively, and net unamortized premiums on purchased loans of $83 thousand and $67 thousand, respectively, at December 31, 2012 and 2011.

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
December 31, 2012 and 2011

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

The balance of loans on nonaccrual status as of December 31, 2012 and 2011 was $22.5 million and $21.2 million, respectively.  Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $1.8 million, $1.7 million and $1.3 million in 2012, 2011 and 2010, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $679 thousand, $505 thousand and $831 thousand in 2012, 2011 and 2010, respectively.

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2012	2011
Commercial:
Mortgages	$10,681	$5,709
Construction and development	—	—
Other	4,412	3,708
Residential real estate:
Mortgages	6,158	10,614
Homeowner construction	—	—
Consumer:
Home equity lines	840	718
Home equity loans	371	335
Other	81	153
Total nonaccrual loans	$22,543	$21,237
Accruing loans 90 days or more past due	$—	$—

As of December 31, 2012 and 2011, nonaccrual loans of $1.6 million and $3.6 million, respectively, were current as to the payment of principal and interest.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
December 31, 2012	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$373	$408	$10,300	$11,081	$699,732	$710,813
Construction and development	—	—	—	—	27,842	27,842
Other	260	296	3,647	4,203	509,561	513,764
Residential real estate:
Mortgages	4,840	1,951	3,658	10,449	682,349	692,798
Homeowner construction	—	—	—	—	24,883	24,883
Consumer:
Home equity lines	753	207	528	1,488	225,373	226,861
Home equity loans	252	114	250	616	38,713	39,329
Other	129	64	66	259	57,454	57,713
Total loans	$6,607	$3,040	$18,449	$28,096	$2,265,907	$2,294,003

(Dollars in thousands)	Days Past Due
December 31, 2011	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$1,621	$315	$4,995	$6,931	$617,882	$624,813
Construction and development	—	—	—	—	10,955	10,955
Other	3,760	982	633	5,375	483,485	488,860
Residential real estate:
Mortgages	3,969	1,505	6,283	11,757	666,825	678,582
Homeowner construction	—	—	—	—	21,832	21,832
Consumer:
Home equity lines	645	210	525	1,380	222,050	223,430
Home equity loans	362	46	202	610	42,511	43,121
Other	66	7	147	220	55,346	55,566
Total loans	$10,423	$3,065	$12,785	$26,273	$2,120,886	$2,147,159

Included in past due loans as of December 31, 2012 and 2011, were nonaccrual loans of $21.0 million and $17.6 million, respectively. All loans 90 days or more past due at December 31, 2012 and 2011 were classified as nonaccrual.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

The following is a summary of impaired loans, as of the dates indicated:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance

December 31,	2012	2011	2012	2011	2012	2011
No Related Allowance Recorded:
Commercial:
Mortgages	$2,357	$7,093	$2,360	$7,076	$—	$—
Construction and development	—	—	—	—	—	—
Other	1,058	1,622	1,057	1,620	—	—
Residential real estate:
Mortgages	1,294	2,383	1,315	2,471	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$4,709	$11,098	$4,732	$11,167	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$17,897	$5,023	$19,738	$6,760	$1,720	$329
Construction and development	—	—	—	—	—	—
Other	9,939	8,739	10,690	9,740	694	839
Residential real estate:
Mortgages	2,576	3,606	2,947	4,138	463	495
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	187	278	255	373	1	82
Home equity loans	117	130	160	153	—	1
Other	137	205	136	227	2	69
Subtotal	$30,853	$17,981	$33,926	$21,391	$2,880	$1,815
Total impaired loans	$35,562	$29,079	$38,658	$32,558	$2,880	$1,815
Total:
Commercial	$31,251	$22,477	$33,845	$25,196	$2,414	$1,168
Residential real estate	3,870	5,989	4,262	6,609	463	495
Consumer	441	613	551	753	3	152
Total impaired loans	$35,562	$29,079	$38,658	$32,558	$2,880	$1,815

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs.  For impaired accruing loans (those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest.  As of December 31, 2012 and December 31, 2011, recorded investment in impaired loans included accrued interest of $13 thousand and $46 thousand, respectively.

The following table presents the average recorded investment balance of impaired loans and related interest income recognized during the periods indicated:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Years ended December 31,	2012	2011	2012	2011
Commercial:
Mortgages	$10,785	$14,923	$273	$539
Construction and development	—	—	—	—
Other	10,661	8,226	297	388
Residential real estate:
Mortgages	4,651	5,743	88	188
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	172	127	3	5
Home equity loans	131	290	7	17
Other	151	235	11	15
Totals	$26,551	$29,544	$679	$1,152

The average recorded investment in impaired loans was $26.6 million, $29.5 million and $31.9 million at December 31, 2012, 2011 and 2010, respectively.  Interest income recognized on impaired loans was $679 thousand, $1.2 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012 and 2011, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

Troubled Debt Restructurings
Loans are considered to be troubled debt restructurings when the Corporation has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions generally include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection.

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $20.2 million and $19.7 million at December 31, 2012 and 2011, respectively. Included in these amounts was accrued interest of

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

$13 thousand and $46 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $898 thousand and $858 thousand at December 31, 2012 and 2011, respectively.

The following table presents loans modified as a troubled debt restructuring during the years ended December 31, 2012 and 2011.

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Years ended December 31,	2012	2011	2012	2011	2012	2011
Commercial:
Mortgages	6	2	$9,525	$215	$9,525	$215
Construction and development	—	—	—	—	—	—
Other	8	13	1,889	6,619	1,889	6,619
Residential real estate:
Mortgages	2	8	651	2,127	651	2,127
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	1	—	28	—	28
Other	2	2	5	131	5	131
Totals	18	26	$12,070	$9,120	$12,070	$9,120

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring during the years ended December 31, 2012 and 2011.

(Dollars in thousands)
Years ended December 31,	2012	2011
Payment deferral	$240	$2,744
Maturity / amortization concession	917	1,196
Interest only payments	361	15
Below market interest rate concession	1,426	4,726
Combination (1)	9,126	439
Total	$12,070	$9,120

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

The following table presents loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the years ended December 31, 2012 and 2011.

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Years ended December 31,	2012	2011	2012	2011
Commercial:
Mortgages	1	2	$195	$215
Construction and development	—	—	—	—
Other	3	11	866	937
Residential real estate:
Mortgages	—	3	—	913
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	—	—	—
Totals	4	16	$1,061	$2,065

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. As of December 31, 2012 and 2011, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.77 and 4.87, respectively.

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

Special Mention - Loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s position as creditor at some future date. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Examples of these conditions include but are not limited to outdated or poor quality financial data, strains on liquidity and leverage, losses or negative trends in operating results, marginal cash flow, weaknesses in occupancy rates or trends in the case of commercial real estate and frequent delinquencies.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

Classified - Loans identified as “substandard”, “doubtful” or “loss” based on criteria consistent with guidelines provided by banking regulators. A “substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. The loans are closely watched and are either already on nonaccrual status or may be placed in nonaccrual status when management determines there is uncertainty of collectibility. A “doubtful” loan is placed on non-accrual status and has a high probability of loss, but the extent of the loss is difficult to quantify due to dependency upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. A loan in the “loss” category is considered generally uncollectible or the timing or amount of payments cannot be determined. “Loss” is not intended to imply that the loan has no recovery value but rather it is not practical or desirable to continue to carry the asset.

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator.

(Dollars in thousands)
	Pass		Special Mention		Classified
December 31,	2012	2011	2012	2011	2012	2011
Mortgages	$669,220	$583,162	$21,649	$29,759	$19,944	$11,892
Construction and development	27,842	10,955	—	—	—	—
Other	483,371	455,577	24,393	22,731	6,000	10,552
Total commercial loans	$1,180,433	$1,049,694	$46,042	$52,490	$25,944	$22,444

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

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
December 31,	2012	2011	2012	2011
Residential real estate:
Accruing mortgages	$686,640	$667,968	$—	$—
Nonaccrual mortgages	2,500	4,331	3,658	6,283
Homeowner construction	24,883	21,832	—	—
Total residential loans	$714,023	$694,131	$3,658	$6,283
Consumer:
Home equity lines	$226,333	$222,905	$528	$525
Home equity loans	39,078	42,919	251	202
Other	57,648	55,419	65	147
Total consumer loans	$323,059	$321,243	$844	$874

For non-impaired loans, the Corporation assigns loss allocation factors to each respective loan type and delinquency status.  See Note 6 for additional information.

Various other techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans. Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated LTV ratio. LTV is determined via statistical modeling analyses. The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts. The results of these analyses are taken into consideration in the determination of loss allocation factors for residential mortgage and home equity consumer credits. See Note 6 for additional information.

Loan Servicing Activities
An analysis of loan servicing rights for the years ended December 31, 2012, 2011 and 2010 follows:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2009	$969	($167)	$802
Loan servicing rights capitalized	153	—	153
Amortization (1)	(209)	—	(209)
Decrease in impairment reserve (2)	—	11	11
Balance at December 31, 2010	913	(156)	757
Loan servicing rights capitalized	248	—	248
Amortization (1)	(224)	—	(224)
Increase in impairment reserve (2)	—	(16)	(16)
Balance at December 31, 2011	937	(172)	765
Loan servicing rights capitalized	569	—	569
Amortization (1)	(231)	—	(231)
Decrease in impairment reserve (2)	—	7	7
Balance at December 31, 2012	$1,275	($165)	$1,110

(1)	Amortization expense is charged against loan servicing fee income.

(2)	(Increases) decreases in the impairment reserve are recorded as (reductions) additions to loan servicing fee income.

Estimated aggregate amortization expense related to loan servicing assets is as follows:

(Dollars in thousands)
Years ending December 31:	2013	$263
	2014	215
	2015	169
	2016	132
	2017	104
	Thereafter	392
Total estimated amortization expense		$1,275

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  Balance of loans serviced for others, by type of loan:

(Dollars in thousands)
December 31,	2012	2011
Residential mortgages	$144,360	$87,049
Commercial loans	60,444	56,929
Total	$204,804	$143,978

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

An additional unallocated allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment and ever changing conditions and to reflect management’s consideration of qualitative and quantitative assessments of other environmental factors, including, but not limited to, conditions that may affect the collateral position such as environmental matters, tax liens, and regulatory changes affecting the foreclosure process; and conditions that may affect the ability of borrowers to meet debt service requirements.

Because the methodology is based upon historical experience and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, and declines in local property values. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

Activity in the allowance for loan losses during 2012 was as follows:

(Dollars in thousands)
	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,195	$95	$6,200	$14,490	$4,694	$2,452	$8,166	$29,802
Charge-offs	(485)	—	(1,179)	(1,664)	(367)	(304)		(2,335)
Recoveries	442	—	103	545	110	51		706
Provision	1,255	129	872	2,256	(168)	485	127	2,700
Ending Balance	$9,407	$224	$5,996	$15,627	$4,269	$2,684	$8,293	$30,873

Activity in the allowance for loan losses during 2011 was as follows:

(Dollars in thousands)
	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,330	$723	$6,495	$14,548	$4,129	$1,903	$8,003	$28,583
Charge-offs	(960)	—	(1,685)	(2,645)	(641)	(548)		(3,834)
Recoveries	7	—	311	318	4	31		353
Provision	1,818	(628)	1,079	2,269	1,202	1,066	163	4,700
Ending Balance	$8,195	$95	$6,200	$14,490	$4,694	$2,452	$8,166	$29,802

Activity in the allowance for loan losses during 2010 was as follows:

(Dollars in thousands)
Year ended December 31, 2010
Beginning Balance	$27,400
Charge-offs	(5,402)
Recoveries	585
Provision	6,000
Ending Balance	$28,583

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

The following table presents the allowance for loan losses at December 31, 2012 and 2011, by portfolio segment and disaggregated by impairment methodology.

(Dollars in thousands)	December 31, 2012		December 31, 2011
		Related Allowance		Related Allowance
	Loans		Loans
Loans Individually Evaluated For Impairment:
Commercial:
Mortgages	$20,250	$1,720	$12,099	$329
Construction & development	—	—	—	—
Other	10,989	694	10,334	839
Residential Real Estate	3,868	463	5,988	495
Consumer	440	3	612	152
Subtotal	$35,547	$2,880	$29,033	$1,815

Loans Collectively Evaluated For Impairment:
Commercial:
Mortgages	$690,563	$7,687	$612,714	$7,866
Construction & development	27,842	224	10,955	95
Other	502,775	5,302	478,526	5,361
Residential Real Estate	713,813	3,806	694,426	4,199
Consumer	323,463	2,681	321,505	2,300
Subtotal	$2,258,456	$19,700	$2,118,126	$19,821
Unallocated	—	8,293	—	8,166
Total	$2,294,003	$30,873	$2,147,159	$29,802

(7) Premises and Equipment
The following is a summary of premises and equipment:

(Dollars in thousands)
December 31,	2012	2011
Land and improvements	$5,974	$5,095
Premises and improvements	32,043	32,927
Furniture, fixtures and equipment	24,511	22,407
	62,528	60,429
Less accumulated depreciation	35,296	34,401
Total premises and equipment, net	$27,232	$26,028

For the years ended December 31, 2012, 2011 and 2010, depreciation of premises and equipment amounted to $3.2 million, $3.2 million and $3.1 million, respectively.

(8) Goodwill and Other Intangibles
The carrying value of goodwill as of December 31, 2012 and 2011 was as follows:

(Dollars in thousands)	Commercial Banking Segment	Wealth Management Service Segment	Total
	$22,591	$35,523	$58,114

The components of intangible assets at December 31, 2012 and 2011 were as follows:

(Dollars in thousands)	Core Deposits	Advisory Contracts	Non-compete Agreements	Total
December 31, 2012
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,997	7,484	1,147	11,628
Net amount	$—	$6,173	$—	$6,173

December 31, 2011
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,997	6,756	1,147	10,900
Net amount	$—	$6,901	$—	$6,901

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

For the years ended December 31, 2012, 2011, and 2010, amortization expense of intangible assets amounted to $ $728 thousand, $951 thousand and $1.1 million.

Estimated annual amortization expense for advisory contracts is as follows:

(Dollars in thousands)
Years ending December 31,	2013	$680
	2014	644
	2015	603
	2016	562
	2017	538
	Thereafter	3,146

(9) Net Deferred Tax Asset and Income Taxes
The components of income tax expense were as follows:

(Dollars in thousands)
Years ended December 31,	2012	2011	2010
Current tax expense:
Federal	$13,937	$13,227	$10,576
State	533	558	414
Total current tax expense	14,470	13,785	10,990
Deferred tax expense (benefit):
Federal	1,310	(789)	(628)
State	18	(74)	(60)
Total deferred tax expense (benefit)	1,328	(863)	(688)
Total income tax expense	$15,798	$12,922	$10,302

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes.  The reasons for the differences were as follows:

(Dollars in thousands)
Years ended December 31,	2012	2011	2010
Tax expense at Federal statutory rate	$17,805	$14,926	$12,024
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1,220)	(1,220)	(1,145)
Dividends received deduction	(12)	(32)	(48)
BOLI	(857)	(678)	(660)
Federal tax credits	(364)	(364)	(231)
State income tax expense, net of federal income tax benefit	358	315	229
Other	88	(25)	133
Total income tax expense	$15,798	$12,922	$10,302

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2012 and 2011 are as follows:

(Dollars in thousands)
December 31,	2012	2011
Gross deferred tax assets:
Allowance for loan losses	$11,037	$10,642
Defined benefit pension obligations	11,462	10,969
Losses on write-downs of securities to fair value	1,500	1,695
Deferred compensation	2,174	1,900
Deferred loan origination fees	1,432	1,203
Stock based compensation	1,555	868
Other	2,680	2,530
Gross deferred tax assets	31,840	29,807
Gross deferred tax liabilities:
Net unrealized gains on securities available for sale	(4,318)	(6,136)
Amortization of intangibles	(2,207)	(2,459)
Deferred loan origination costs	(3,176)	(2,885)
Other	(2,255)	(1,899)
Gross deferred tax liabilities	(11,956)	(13,379)
Net deferred tax asset	$19,884	$16,428

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences, carryback to taxable income in prior years or by offsetting projected future taxable income.

The Corporation had no unrecognized tax benefits as of December 31, 2012 and 2011.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.  In 2010, a state income tax examination commenced for the tax years 2007 through 2008 and was settled.  As a result, previously unrecognized tax benefits of $127 thousand were recognized in 2010.

(10) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2012 were as follows:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2013	$499,486	0.86%
	2014	153,476	1.73%
	2015	107,794	2.27%
	2016	70,230	1.81%
	2017	39,135	1.59%
	2018 and thereafter	111	4.47%
Balance at December 31, 2012		$870,232

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $421.3 million and $439.9 million at December 31, 2012 and 2011, respectively.

The following table represents the amount of certificates of deposit of $100 thousand or more at December 31, 2012 maturing during the periods indicated:

(Dollars in thousands)
Maturing:	January 1, 2013 to March 31, 2013	$186,338
	April 1, 2013 to June 30, 2013	57,095
	July 1, 2013 to December 31, 2013	53,508
	January 1, 2014 and beyond	124,332
Balance at December 31, 2012		$421,273

(11) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $361.2 million at December 31, 2012 and $540.5 million at December 31, 2011. The following table presents maturities and weighted average interest rates paid on FHLBB advances outstanding at December 31, 2012 and 2011:

(Dollars in thousands)	December 31, 2012			December 31, 2011
	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)
2012				$138,965	$143,965	1.07%
2013	$48,630	$48,630	0.81%	44,757	39,757	3.36%
2014	2,519	2,519	3.54%	88,109	88,109	3.54%
2015	79,069	79,069	3.63%	132,682	132,682	3.54%
2016	85,066	85,066	3.05%	92,124	92,124	3.66%
2017	80,335	80,335	2.94%	5,849	5,849	5.57%
2018 and thereafter	65,553	65,553	4.58%	37,964	37,964	4.86%
	$361,172	$361,172	3.13%	$540,450	$540,450	3.03%

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

In 2012, in connection with the Corporation’s ongoing interest rate risk management efforts, FHLBB advances totaling $113.0 million were modified to lower interest rates and extend the maturities of these advances. Original maturity dates ranging from 2014 to 2020 were modified to 2016 to 2019. The Corporation also prepaid FHLBB advances totaling $86.2 million during 2012 and incurred a prepayment penalty of $3.9 million which was recorded in non-interest expenses.

In February 2013, the Corporation modified the terms to extend the maturity dates of $72.5 million of its FHLBB advances with original maturity dates in 2015. The table below presents the original and revised terms associated with these FHLBB advances as of December 31, 2012.

(Dollars in thousands)	Original Terms		Revised Terms
	Scheduled Maturity	Weighted Average Rate (1)	Scheduled Maturity	Weighted Average Rate (1)
2015	72,500	3.68%	—	—%
2016	—	—%	—	—%
2017	—	—%	10,000	2.71%
2018	—	—%	47,500	3.12%
2019	—	—%	15,000	3.25%
	72,500	3.68%	72,500	3.09%

(1) Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at December 31, 2012.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB. Included in the collateral specifically pledged to secure FHLBB borrowings were securities available for sale and held to maturity with a fair value of $225.6 million and $320.8 million, respectively, at December 31, 2012 and 2011. Also included in the collateral specifically pledged to secure FHLBB borrowings were loans of $1.1 billion and $911.5 million, respectively, at December 31, 2012 and 2011. The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2012 for liquidity management purposes.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

Advances payable to FHLBB include short-term advances with original maturity due dates of one year or less. The following table sets forth certain information concerning short-term FHLBB advances as of the dates and for the years indicated:

(Dollars in thousands)
As of and for the years ended December 31,	2012	2011	2010
Average amount outstanding during the period	$61,936	$36,870	$10,316
Amount outstanding at end of period	40,500	102,500	20,000
Highest month end balance during period	102,929	105,500	57,500
Weighted-average interest rate at end of period	0.28%	0.18%	0.35%
Weighted-average interest rate during the period	0.27%	0.23%	0.29%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $33.0 million at December 31, 2012 and 2011.

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
December 31, 2012 and 2011

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

On April 7, 2008, Washington Preferred issued $10.0 million of trust preferred securities (“Capital Securities”) in a private placement to two institutional investors pursuant to an applicable exemption from registration.  The Capital Securities mature in June 2038, are redeemable at the Bancorp’s option beginning after five years, and required quarterly distributions by Washington Preferred to the holder of the Capital Securities, at a rate of 6.2275% until June 15, 2008, and reset quarterly thereafter at a rate equal to the three-month LIBOR rate plus 3.50%.  The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Washington Preferred, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders.  The proceeds of the Capital Securities, along with the proceeds of $310 thousand from the issuance of common securities by Washington Preferred to the Bancorp, were used to purchase $10.3 million of the Bancorp’s junior subordinated deferrable interest notes (the “Washington Preferred Debentures”) and constitute the primary asset of Washington Preferred.  The Bancorp will use the proceeds from the sale of the Washington Preferred Debentures for general corporate purposes.  Like the Capital Securities, the Washington Preferred Debentures bear interest at a rate of 6.2275% until June 15, 2008, and reset quarterly thereafter at a rate equal to the three-month LIBOR rate plus 3.50%.  The Washington Preferred Debentures mature on June 15, 2038, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after June 15, 2013, or upon the occurrence of certain special qualifying events.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)
December 31,	2012	2011
Securities sold under repurchase agreements	$—	$19,500
Other	1,212	258
Other borrowings	$1,212	$19,758

Securities sold under repurchase agreements amounted to $19.5 million at December 31, 2011.  The securities sold under agreements to repurchase were executed in March 2007 and matured in March 2012.  The securities underlying the agreements were held in safekeeping by the counterparty in the name of the Corporation and repurchased at maturity.

(12) Shareholders’ Equity
2006 Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved the 2006 Stock Repurchase Plan authorizing the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  The Bancorp plans to hold the repurchased shares as treasury stock to be used for general corporate purposes.  As of December 31, 2012, a cumulative total of 185,400 shares have been repurchased. All of these shares of stock were repurchased in 2007 at a total cost of $4.8 million.

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

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  In addition, the Rhode Island Division of Banking may also restrict the declaration of dividends if a bank would not be able to pay its debts as they become due in the usual course of business or the bank’s total assets would be less than the sum of its total liabilities.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $152.2 million as of December 31, 2012.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of the Corporation’s common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2012, a total of 1,402,639 common stock shares were reserved for issuance under the 1997 Plan, 2003 Plan, the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, the 2006 Stock Repurchase Plan and the Nonqualified Deferred Compensation Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations).  Management believes that, as of December 31, 2012, the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.  There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2012 and 2011, as well as the corresponding minimum regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital (to Risk-Weighted Assets):
Corporation	$304,716	13.26%	$183,876	8.00%	$229,845	10.00%
Bank	$299,503	13.05%	$183,651	8.00%	$229,564	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$275,956	12.01%	$91,938	4.00%	$137,907	6.00%
Bank	$270,778	11.80%	$91,826	4.00%	$137,738	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$275,956	9.30%	$118,733	4.00%	$148,417	5.00%
Bank	$270,778	9.14%	$118,535	4.00%	$148,169	5.00%

December 31, 2011
Total Capital (to Risk-Weighted Assets):
Corporation	$279,751	12.86%	$174,073	8.00%	$217,592	10.00%
Bank	$275,183	12.66%	$173,845	8.00%	$217,307	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$252,516	11.61%	$87,037	4.00%	$130,555	6.00%
Bank	$247,983	11.41%	$86,923	4.00%	$130,384	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$252,516	8.70%	$116,158	4.00%	$145,198	5.00%
Bank	$247,983	8.55%	$115,961	4.00%	$144,952	5.00%

(1)	Leverage ratio

As of December 31, 2012, Bancorp has sponsored the creation of three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  In accordance with the provisions of ASC 810, “Consolidations,” these statutory trusts created by Bancorp are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of statutory trusts as debt in its financial statements.  The trust preferred securities qualify as Tier 1 capital.

The Corporation’s capital ratios at December 31, 2012 place the Corporation in the “well-capitalized” category according to regulatory standards.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

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

At December 31, 2012 and 2011, the Bancorp had three interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debenture.  The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp pledged collateral to derivative counterparties in the form of cash totaling $2.0 million and $1.9 million as of December 31, 2012 and 2011.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The Corporation has also entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At December 31, 2012 and 2011, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $70.5 million and $61.6 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and, therefore, changes in fair value are recognized in earnings.

Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, best efforts forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell fixed-rate residential real estate mortgage loans are derivative financial instruments but do not meet criteria for hedge accounting and as such are treated as not designated as hedging instruments. Changes in the fair value of these commitments are reflected in earnings in the period of change.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated.

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Dec 31 2012	Dec 31 2011	Balance Sheet Location	Dec 31 2012	Dec 31 2011
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contract:
Interest rate swap contracts		$—	$—	Other liabilities	$1,619	$1,802
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	2,513	1,864	Other liabilities	—	—
Commitments to sell fixed rate mortgage loans	Other assets	—	—	Other liabilities	4,191	2,580
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	3,851	4,513		—	—
Mirror swaps with counterparties		—	—	Other liabilities	3,952	4,669
Total		$6,364	$6,377		$9,762	$9,051

The following tables present the effect of derivative instruments in the Corporations’ consolidated financial statements for the periods indicated.

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Years ended December 31,	2012	2011	2010		2012	2011	2010
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts	$121	($456)	($663)	Interest Expense	$—	$—	($78)
Total	$121	($456)	($663)		$—	$—	($78)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Years ended December 31,		2012	2011	2010
Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$649	$1,968	$54
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	(1,611)	(3,119)	228
Customer related derivative contracts:
Interest rate swaps with customers	Net (losses) gains on interest rate swaps	1,147	2,658	3,785
Mirror swaps with counterparties	Net (losses) gains on interest rate swaps	(892)	(2,652)	(3,822)
Total		($707)	($1,145)	$245

(14) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of December 31, 2012 and 2011, securities available for sale, residential real estate mortgage loans held for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The aggregate principal amount of its portfolio of residential real estate mortgage loans held for sale was $48.4 million and $19.6 million, respectively, at December 31, 2012 and 2011. The aggregate fair value of this portfolio was $50.1 million and $20.3 million, respectively, at December 31, 2012 and 2011. At December 31, 2012 and 2011, the difference between the aggregate fair value and the aggregate principal amount of mortgage loans held for sale amounted to $1.7 million and $716 thousand, respectively. There were no mortgage loans held for sale 90 days or more past due as of December 31, 2012 and 2011.

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

(Dollars in thousands)
Years ended December 31,	2012	2011	2010
Mortgage loans held for sale	$970	$716	$—
Commitments to originate	649	1,968	54
Commitments to sell	(1,611)	(3,119)	228
Total changes in fair value	$8	($435)	$282

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2012 and 2011, level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of December 31, 2012 and 2011, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

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

Mortgage Loans Held for Sale
Effective July 1, 2011, Washington Trust elected to carry newly originated closed residential real estate mortgage loans held for sale at fair value pursuant to ASC 825. Level 2 mortgage loans held for sale fair values are estimated based on what secondary markets are currently offering for loans with similar characteristics. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. Any change in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk.

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

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$31,670	$—	$31,670
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	231,233	—	231,233
States and political subdivisions	—	72,620	—	72,620
Trust preferred securities:
Individual name issuers	—	24,751	—	24,751
Collateralized debt obligations	—	—	843	843
Corporate bonds	—	14,381	—	14,381
Mortgage loans held for sale	—	40,243	9,813	50,056
Derivative assets (1)
Interest rate swap contracts with customers	—	3,851	—	3,851
Forward loan commitments	—	2,469	44	2,513
Total assets at fair value on a recurring basis	$—	$421,218	$10,700	$431,918
Liabilities:
Derivative liabilities (1)
Mirror swap contracts with customers	$—	$3,952	$—	$3,952
Interest rate risk management swap contracts	$—	$1,619	$—	$1,619
Forward loan commitments	—	4,005	186	4,191
Total liabilities at fair value on a recurring basis	$—	$9,576	$186	$9,762

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$32,833	$—	$32,833
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	389,658	—	389,658
States and political subdivisions	—	79,493	—	79,493
Trust preferred securities:
Individual name issuers	—	22,396	—	22,396
Collateralized debt obligations	—	—	887	887
Corporate bonds	—	14,282	—	14,282
Perpetual preferred stocks	1,704	—	—	1,704
Mortgage loans held for sale	—	20,340	—	20,340
Derivative assets (1)
Interest rate swap contracts with customers	—	4,513	—	4,513
Forward loan commitments	—	1,864	—	1,864
Total assets at fair value on a recurring basis	$1,704	$565,379	$887	$567,970
Liabilities:
Derivative liabilities (1)
Mirror swap contracts with customers	$—	$4,669	$—	$4,669
Interest rate risk management swap contracts	—	1,802	—	1,802
Forward loan commitments	—	2,580	—	2,580
Total liabilities at fair value on a recurring basis	$—	$9,051	$—	$9,051

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1 during the years ended December 31, 2012 and 2011. After evaluating forward loan commitments consisting of interest rate lock commitments and commitments to sell fixed-rate residential mortgages during the third quarter of 2011, it was determined that significant inputs and significant value drivers were observable in active markets, and the Corporation therefore reclassified these derivatives from out of Level 3 into Level 2. There were no other transfers between Level 2 and Level 3 during the years ended December 31, 2012 and 2011.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Years ended December 31,	2012				2011
(Dollars in thousands)	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total	Securities Available for Sale (1)	Derivative Assets / (Liabilities) (3)	Total
Balance at beginning of period	$887	$—	$—	$887	$806	$435	$1,241
Gains and losses (realized and unrealized):
Included in earnings (4)	(221)	—	—	(221)	(191)	(1,263)	(1,454)
Included in other comprehensive income	177	—	—	177	272	—	272
Issuances	—	9,813	(142)	9,671	—	—	—
Transfers out of Level 3	—	—	—	—	—	828	828
Balance at end of period	$843	$9,813	($142)	$10,514	$887	$—	$887

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.

(2)	During the periods indicated, Level 3 mortgage loans held for sale consisted of certain mortgage loans whose fair value was determined utilizing a discounted cash flow analysis.

(3)
During the periods indicated, Level 3 derivative assets / liabilities consisted of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential mortgages) whose fair value was determined utilizing a discounted cash flow analysis. During 2011, Level 3 derivative assets / liabilities consisted of certain forward loan commitments that were reclassified out of Level 3 into Level 2 after evaluation during the third quarter of 2011, when it was determined that significant inputs and significant value drivers were observable in active markets.

(4)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on the two Level 3 pooled trust preferred debt securities.  Credit-related impairment losses of $221 thousand and $191 thousand were recognized in December 31, 2012 and 2011, respectively.  The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential mortgages), were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Corporation has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Trust preferred securities:
Collateralized debt obligations	$843	Discounted Cash Flow	Discount Rate	16.75%
			Cumulative Default %	3.3% - 100% (25.7%)
			Loss Given Default %	85% - 100% (90.9%)

Mortgage loans held for sale	$9,813	Discounted Cash Flow	Interest Rate	2.875% - 4.95% (3.71%)
			Credit Risk Adjustment	0.25%

Forward loan commitments - assets	$44	Discounted Cash Flow	Interest Rate	3.25% - 3.875% (3.56%)
			Credit Risk Adjustment	0.25%

Forward loan commitments - liabilities	($186)	Discounted Cash Flow	Interest Rate	3.25% - 3.875% (3.69%)
			Credit Risk Adjustment	0.25%

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

Mortgage Loans Held for Sale and Derivative Assets / Liabilities
Significant unobservable inputs to the fair market value measurement for certain mortgage loans held for sale and certain forward loan commitments include interest rate and credit risk. Interest rates approximate the Corporation’s current origination rates for similar loans. Credit risk approximates the Corporation’s current loss exposure factor for similar loans.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the year ended December 31, 2012.

(Dollars in thousands)	Carrying Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$—	$—	$9,550	$9,550
Property acquired through foreclosure or repossession	—	—	1,073	1,073
Total assets at fair value on a nonrecurring basis	$—	$—	$10,623	$10,623
Collateral dependent impaired loans with a carrying value of $9.6 million at December 31, 2012 were subject to nonrecurring fair value measurement during the year ended December 31, 2012.  As of December 31, 2012, the allowance for loan losses allocation on these loans amounted to $2.0 million.

For the year ended December 31, 2012, property acquired through foreclosures or repossession with a fair value of $3.2 million was transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value were written down to fair value through a charge to the allowance for loan losses.  For the year ended December 31, 2012, valuation adjustments to reflect property acquired through foreclosure or repossession at fair value less cost to sell resulted in a charge to the allowance for loan losses of $410 thousand.  Subsequent to foreclosures, valuations are updated periodically, and assets may be marked down further, reflecting a new cost basis.  Subsequent valuation adjustments resulted in a charge to earnings of $350 thousand for the year ended December 31, 2012.

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

For the year ended December 31, 2011, certain loan servicing rights were written down to their fair value resulting in an immaterial valuation allowance increase, which was recorded as a component of net gains on loan sales and commissions on loans originated for others in the Corporation’s Consolidated Statement of Income.

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
December 31, 2012 and 2011

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$9,550	Appraisals of collateral	Discount for costs to sell	0% - 50% (11%)
			Appraisal adjustments (1)	0% - 27% (18%)
Property acquired through foreclosure or repossession	$1,073	Appraisals of collateral	Discount for costs to sell	0% - 10% (5%)
			Appraisal adjustments (1)	15% - 34% (21%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2012 and 2011 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market. The fair value of floating rate commercial and consumer loans approximates carrying value. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. Loans are classified within Level 3 of the fair value hierarchy.

Time Deposits
The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of time deposits. Time deposits are classified within Level 2 of the fair value hierarchy.

Federal Home Loan Bank Advances
Rates currently available to the Corporation for advances with similar terms and remaining maturities are used to estimate fair value of existing advances. FHLB advances are categorized as Level 2.

Junior Subordinated Debentures
The fair value of the junior subordinated debentures is estimated using rates currently available to the Corporation for debentures with similar terms and maturities. Junior subordinated debentures are categorized as Level 2.

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2012 and 2011. The tables exclude financial instruments for which the carrying value approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock, accrued interest receivable and bank-owned life insurance. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, other borrowings and accrued interest payable.

(Dollars in thousands)			Fair Value Measurements
December 31, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$40,381	$41,420	$—	$41,420	$—
Loans, net of allowance for loan losses	2,263,130	2,350,153	—	—	2,350,153
Loan servicing rights (1)	1,110	1,275	—	—	1,275

Financial Liabilities:
Time deposits	$870,232	$879,705	$—	$879,705	$—
FHLBB advances	361,172	392,805	—	392,805	—
Junior subordinated debentures	32,991	23,371	—	23,371	—

(1)	The carrying value of loan servicing rights is net of $165 thousand in reserves as of December 31, 2012. The estimated fair value does not include such adjustment.

(Dollars in thousands)			Fair Value Measurements
December 31, 2011	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$52,139	$52,499	$—	$52,499	$—
Loans, net of allowance for loan losses	2,117,357	2,198,940	—	—	2,198,940
Loan servicing rights (1)	765	937	—	—	937

Financial Liabilities:
Time deposits	$878,794	$891,378	$—	$891,378	$—
FHLBB advances	540,450	577,315	—	577,315	—
Junior subordinated debentures	32,991	20,391	—	20,391	—

(1)	The carrying value of loan servicing rights is net of $172 thousand in reserves as of December 31, 2011. The estimated fair value does not include such adjustment.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $8.3 million and $8.9 million are included in the Consolidated Balance Sheets at December 31, 2012 and 2011, respectively.

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

The following table sets forth the plans’ projected benefit obligations, fair value of plan assets and funded status as of and for the years ended December 31, 2012 and 2011.

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of period	$57,257	$46,556	$11,321	$9,953
Service cost	2,574	2,314	150	71
Interest cost	2,823	2,578	503	495
Actuarial loss	9,535	7,298	1,315	1,534
Benefits paid	(1,440)	(1,371)	(720)	(732)
Administrative expenses	(134)	(118)	—	—
Benefit obligation at end of period	$70,615	$57,257	$12,569	$11,321
Change in Plan Assets:
Fair value of plan assets at beginning of period	$38,330	$36,070	$—	$—
Actual return on plan assets	4,322	749	—	—
Employer contribution	10,000	3,000	720	732
Benefits paid	(1,440)	(1,371)	(720)	(732)
Administrative expenses	(134)	(118)	—	—
Fair value of plan assets at end of period	$51,078	$38,330	$—	$—
Unfunded status at end of period	($19,537)	($18,927)	($12,569)	($11,321)

The funded status of the qualified pension plan and non-qualified retirement plans has been recognized in other liabilities in the Consolidated Balance Sheets at December 31, 2012 and 2011.

The components of accumulated other comprehensive income related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis, are summarized below:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2012	2011	2012	2011
Net actuarial loss	$23,144	$15,928	$3,938	$2,743
Prior service credit	(221)	(254)	(5)	(7)
Total pre-tax amounts recognized in accumulated other comprehensive income	$22,923	$15,674	$3,933	$2,736

The accumulated benefit obligation for the qualified pension plan was $55.8 million and $45.3 million at December 31, 2012 and 2011, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $11.3 million and $10.4 million at December 31, 2012 and 2011, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income, on a pre-tax basis, were as follows:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost:
Service cost	$2,574	$2,314	$2,337	$150	$71	$93
Interest cost	2,823	2,578	2,507	503	495	515
Expected return on plan assets	(2,985)	(2,794)	(2,541)	—	—	—
Amortization of prior service (credit) cost	(33)	(33)	(33)	(1)	(1)	8
Recognized net actuarial loss	982	392	340	119	16	19
Net periodic benefit cost	$3,361	$2,457	$2,610	$771	$581	$635
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net loss (gain)	$7,216	$8,951	($1,104)	$1,195	$1,517	$388
Prior service cost (credit)	33	33	33	1	1	(8)
Recognized in other comprehensive income	$7,249	$8,984	($1,071)	$1,196	$1,518	$380
Total recognized in net periodic benefit cost and other comprehensive income	$10,610	$11,441	$1,539	$1,967	$2,099	$1,015

The estimated prior service credit and net loss for the qualified pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 are $(33) thousand and $1.7 million, respectively.  The estimated prior service credit and net loss for the non-qualified retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 are $(1) thousand and $196 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

Assumptions
The measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2012 and 2011 were as follows:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2012	2011	2012	2011
Measurement date	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011
Discount rate	4.125%	5.000%	3.750%	4.625%
Rate of compensation increase	3.750%	3.750%	3.750%	3.750%

The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2012	2011	2010	2012	2011	2010
Measurement date	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Discount rate	5.000%	5.625%	6.000%	4.625%	5.125%	5.625%
Expected long-term return on plan assets	7.750%	8.000%	8.000%	—	—	—
Rate of compensation increase	3.750%	3.750%	4.250%	3.750%	3.750%	4.250%

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan’s investment practices.  The assumption is updated at least annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions.  At December 31, 2011, the measurement date used in the determination of net periodic benefit cost for 2012, the Corporation determined that a reduction to 7.75% in the expected long-term rate of return was necessary, based upon expected market performance.

The discount rate assumption for defined benefit pension plans is reset annually on the measurement date.  A discount rate was selected for each plan by matching expected future benefit payments stream to a yield curve based on a selection of high-quality fixed-income debt securities.

Plan Assets
The following table presents the fair values of the qualified pension plan’s assets at December 31, 2012:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,274	$—	$—	$7,274
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	—	1,059	—	1,059
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	—	—	—
States and political subdivisions	—	2,218	—	2,218
Corporate bonds	—	10,378	—	10,378
Common stocks	15,892	—	—	15,892
Mutual funds	14,750	—	—	14,750
Total plan assets	$37,916	$13,655	$—	$51,571

The following table presents the fair values of the qualified pension plan’s assets at December 31, 2011:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,595	$—	$—	$1,595
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	—	1,786	—	1,786
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	—	—	—
States and political subdivisions	—	1,720	—	1,720
Corporate bonds	—	10,283	—	10,283
Common stocks	15,487	—	—	15,487
Mutual funds	7,459	—	—	7,459
Total plan assets	$24,541	$13,789	$—	$38,330

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2012 and 2011, the qualified pension plan did not have any securities in the Level 3 category.

The asset allocations of the qualified pension plan at December 31, 2012 and 2011, by asset category were as follows:

December 31,	2012	2011
Asset Category:
Equity securities	55.0%	56.2%
Fixed securities	30.9%	39.7%
Cash and cash equivalents	14.1%	4.1%
Total	100.0%	100.0%

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
December 31, 2012 and 2011

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

At December 31, 2012, the holdings in the Other category, primarily cash equivalents (short-term investments), represented 14.1% of total assets, which was outside the 0% to 10% target range, due to an additional $7 million dollar contribution made late in 2012.

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

Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution.  The Corporation expects to contribute $5.0 million to the qualified pension plan in 2013.  In addition, the Corporation expects to contribute $731 thousand in benefit payments to the non-qualified retirement plans in 2013.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans
2013	$1,816	$731
2014	1,936	738
2015	2,191	767
2016	2,382	766
2017	2,510	759
Years 2018 - 2021	14,386	3,769

401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, will receive a non-elective employer contribution of 4%.  Total employer matching contributions under this plan amounted to $1.4 million, $1.2 million and $1.0 million in 2012, 2011 and 2010, respectively.

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on individual, business line and/or corporate performance targets (measured in terms of the Corporation’s net income, earnings per share and return on equity).  Total incentive based compensation amounted to $13.5 million, $10.7 million and $9.6 million in 2012, 2011 and 2010, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $6.2 million and $5.4 million at December 31, 2012 and 2011, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets.

(16) Share-Based Compensation Arrangements
Washington Trust has two share-based compensation plans, which are described below.

The Bancorp’s 2003 Stock Incentive Plan (the “2003 Plan”) was amended and restated and was also approved by shareholders in April 2009.  The 2003 Plan amendments included increasing the maximum number of shares of Bancorp’s common stock to be issued under the 2003 Plan from 600,000 shares to 1,200,000 shares and increasing the number of shares that can be issued in the form of awards other than share options or stock appreciation rights from 200,000 to 400,000.  The 2003 Plan permits the granting of share options and other equity incentives to officers, employees, directors, and other key persons.  The exercise price of each share option may not be less than the fair market value of the Bancorp’s common stock on the date of grant, and options shall have a term of no more than ten years. Share options are designated as either non-qualified or incentive share options.  Incentive share option awards may be granted at any time until February 19, 2019.

The Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), which was shareholder approved, provided for the granting of share options and other equity incentives to key employees, directors, advisors, and consultants.  The 1997 Plan permitted share options and other equity incentives to be granted at any time until April 29, 2007.

The 1997 Plan and the 2003 Plan (collectively, the “Plans”) permit options to be granted with stock appreciation rights (”SARs”), however, no share options have been granted with SARs.  In general, the share option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof.  The fair value of share options on the date of grant is estimated using the Black-Scholes Option-Pricing Model.

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
December 31, 2012 and 2011

Vesting of share options and share awards may accelerate or may be subject to proportional vesting if there is a change in control, disability, retirement or death (as defined in the Plans).

Amounts recognized in the consolidated financial statements for share options, nonvested share units, nonvested share awards and nonvested performance shares are as follows:

(Dollars in thousands)

Years ended December 31,	2012	2011	2010
Share-based compensation expense	$1,962	$1,394	$909
Related income tax benefit	$700	$497	$324

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

Share Options
During 2012, 2011 and 2010, the Corporation granted to certain key employees 106,775, 57,450 and 83,700 non-qualified share options, respectively, with three-year cliff vesting terms.

The fair value of the share option awards granted in 2012, 2011 and 2010 were estimated on the date of grant using the Black-Scholes Option-Pricing Model based on assumptions noted in the following table.  Washington Trust uses historical data to estimate share option exercise and employee departure behavior used in the option-pricing model; groups of employees that have similar historical behavior are considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the share option was based on the U.S. Treasury yield curve in effect at the date of grant.

	2012	2011	2010
Expected term (years)	9	9	9
Expected dividend yield	3.45%	3.33%	3.16%
Weighted average expected volatility	42.97%	41.90%	41.95%
Weighted average risk-free interest rate	1.53%	3.05%	3.42%

The weighted average grant-date fair value of the share options awarded during 2012, 2011 and 2010 was $7.46, $7.46 and $6.29, respectively.

A summary of the status of Washington Trust’s share options outstanding as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Beginning of period	712,061	$22.96
Granted	106,775	23.37
Exercised	(150,039)	20.06
Forfeited or expired	(23,000)	26.33
End of period	645,797	$23.58	5.0	$2,043
At end of period;
Options exercisable	390,347	$25.35	2.7	$658
Options expected to vest in future periods	255,450	$20.89	8.4	$1,385

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

Additional information concerning options outstanding and options exercisable at December 31, 2012 is summarized as follows:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.47 to $17.36	3,582	5.9	$16.58	3,582	$16.58
$17.37 to $20.26	153,785	4.6	18.54	59,985	20.00
$20.27 to $23.15	68,200	7.0	21.52	12,000	20.62
$23.16 to $26.05	185,850	7.7	23.69	80,400	24.12
$26.06 to $28.94	234,380	2.5	27.52	234,380	27.52
	645,797	5.0	$23.58	390,347	$25.35

The total intrinsic value of share options exercised during the years ended December 31, 2012, 2011 and 2010 was $812 thousand, $493 thousand and $349 thousand, respectively.

Nonvested Shares and Share Units
During 2012, the Corporation granted to directors and certain key employees 29,725 nonvested share units with three to five years cliff vesting terms.  During 2011, the Corporation granted to directors and certain key employees 31,950 nonvested share units with three to five-year cliff vesting terms.  During 2010, the Corporation granted to certain key employees 56,500 nonvested share units with three to five-year cliff vesting terms.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

A summary of the status of Washington Trust’s nonvested shares as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	91,250	$19.84
Granted	29,725	23.62
Vested	(6,752)	19.37
Forfeited	(5,448)	21.54
End of period	108,775	$20.82

Nonvested Performance Shares
During 2012, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 61,600 shares.  The performance shares awarded were valued at $23.65, the fair market value at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at 160% of the target, or 49,340 shares.

During 2011, a performance share award was granted to an executive officer providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 73,502 shares.  The performance shares awarded were valued at $21.62, the fair market value at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at 155% of the target, or 51,180 shares.

During 2010, a performance share award was granted to an executive officer providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 25,000 shares.  The performance shares awarded were valued at $15.11, the fair market value at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at 148% of the target, or 18,500 shares.

A summary of the status of Washington Trust’s performance share awards as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	76,341	$19.97
Granted	47,208	23.86
Vested	(2,666)	21.62
Forfeited	(1,863)	21.62
End of period	119,020	$21.45

As of December 31, 2012, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.0 years.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments.

(Dollars in thousands)
Year ended December 31, 2012	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$79,505	$17	$11,174	$90,696
Noninterest income	31,727	29,640	3,847	65,214
Total income	111,232	29,657	15,021	155,910

Provision for loan losses	2,700	—	—	2,700
Depreciation and amortization expense	2,384	1,272	285	3,941
Other noninterest expenses	62,963	19,584	15,850	98,397
Total noninterest expenses	65,347	20,856	16,135	102,338
Income (loss) before income taxes	43,185	8,801	(1,114)	50,872
Income tax expense (benefit)	14,670	3,296	(2,168)	15,798
Net income	$28,515	$5,505	$1,054	$35,074

Total assets at period end	$2,436,280	$51,730	$583,874	$3,071,884
Expenditures for long-lived assets	$4,082	$877	$151	$5,110

(Dollars in thousands)
Year ended December 31, 2011	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$75,967	($1)	$8,989	$84,955
Noninterest income	21,806	28,306	2,652	52,764
Total income	97,773	28,305	11,641	137,719

Provision for loan losses	4,700	—	—	4,700
Depreciation and amortization expense	2,512	1,330	283	4,125
Other noninterest expenses	55,543	19,041	11,664	86,248
Total noninterest expenses	58,055	20,371	11,947	90,373
Income (loss) before income taxes	35,018	7,934	(306)	42,646
Income tax expense (benefit)	11,781	2,957	(1,816)	12,922
Net income (loss)	$23,237	$4,977	$1,510	$29,724

Total assets at period end	$2,257,326	$51,104	$755,668	$3,064,098
Expenditures for long-lived assets	$2,982	$493	$169	$3,644

(Dollars in thousands)
Year ended December 31, 2010	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$73,788	($47)	$3,450	$77,191
Noninterest income (expense)	19,770	26,392	2,311	48,473
Total income	93,558	26,345	5,761	125,664

Provision for loan losses	6,000	—	—	6,000
Depreciation and amortization expense	2,376	1,461	337	4,174
Other noninterest expenses	51,002	18,751	11,384	81,137
Total noninterest expenses	53,378	20,212	11,721	85,311
Income (loss) before income taxes	34,180	6,133	(5,960)	34,353
Income tax expense (benefit)	11,821	2,296	(3,815)	10,302
Net income (loss)	$22,359	$3,837	($2,145)	$24,051

Total assets at period end	$2,095,515	$51,164	$762,846	$2,909,525
Expenditures for long-lived assets	$994	$176	$513	$1,683

(18) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss).

(Dollars in thousands)
Year ended December 31, 2012	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Unrealized losses on securities arising during the period	($4,123)	($1,459)	($2,664)
Less: reclassification adjustment for net gains on securities realized in net income	1,195	427	768
Net unrealized losses on securities available for sale	(5,318)	(1,886)	(3,432)
Reclassification adjustment for change in non-credit portion of OTTI realized losses transferred to net income	192	68	124
Cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(521)	(188)	(333)
Less: reclassification adjustment for amount of gains on cash flow hedges realized in net income	706	252	454
Net unrealized gains on cash flow hedges	185	64	121
Defined benefit plan obligation adjustment	(8,446)	(3,029)	(5,417)
Total other comprehensive loss	($13,387)	($4,783)	($8,604)

(Dollars in thousands)
Year ended December 31, 2011	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Unrealized gains on securities arising during the period	$2,620	$998	$1,622
Less: reclassification adjustment for net gains on securities realized in net income	644	229	415
Net unrealized gains on securities available for sale	1,976	769	1,207
Reclassification adjustment for change in non-credit portion of OTTI realized losses transferred to net income	39	(49)	88
Cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(1,464)	(522)	(942)
Less: reclassification adjustment for amount of gains on cash flow hedges realized in net income	755	269	486
Net unrealized losses on cash flow hedges	(709)	(253)	(456)
Defined benefit plan obligation adjustment	(10,502)	(3,743)	(6,759)
Total other comprehensive loss	($9,196)	($3,276)	($5,920)

(Dollars in thousands)
Year ended December 31, 2010	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Unrealized gains on securities arising during the period	$1,828	$729	$1,099
Less: reclassification adjustment for net gains on securities realized in net income	483	172	311
Net unrealized gains on securities available for sale	1,345	557	788
Reclassification adjustment for change in non-credit portion of OTTI realized losses transferred to net income	50	(61)	111
Cash flow hedges:
Unrealized losses on cash flow hedges arising during the period	(1,422)	(507)	(915)
Less: reclassification adjustment for amount of gains on cash flow hedges realized in net income	391	139	252
Net unrealized gains (losses) on cash flow hedges	(1,031)	(368)	(663)
Defined benefit plan obligation adjustment	692	240	452
Total other comprehensive income	$1,056	$368	$688

The following table presents the components of accumulated other comprehensive income as of the dates indicated:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at January 1, 2010	$11,148	($2,261)	($8)	($5,542)	$3,337
Period change, net of tax	788	111	(663)	452	688
Balance at December 31, 2010	$11,936	($2,150)	($671)	($5,090)	$4,025
Period change, net of tax	1,207	88	(456)	(6,759)	(5,920)
Balance at December 31, 2011	$13,143	($2,062)	($1,127)	($11,849)	($1,895)
Period change, net of tax	(3,432)	124	121	(5,417)	(8,604)
Balance at December 31, 2012	$9,711	($1,938)	($1,006)	($17,266)	($10,499)

(19) Earnings per Common Share
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

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2012	2011	2010
Net income	$35,074	$29,724	$24,051
Less:
Dividends and undistributed earnings allocated to participating securities	(160)	(112)	(65)
Net income applicable to common shareholders	34,914	29,612	23,986

Weighted average basic common shares	16,358	16,254	16,114
Dilutive effect of:
Common stock equivalents	43	30	9
Weighted average diluted common shares	16,401	16,284	16,123

Earnings per common share:
Basic	$2.13	$1.82	$1.49
Diluted	$2.13	$1.82	$1.49

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 357 thousand, 371 thousand and 758 thousand for 2012, 2011 and 2010, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

(20) Commitments and Contingencies
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

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)
December 31,	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$223,426	$222,805
Home equity lines	184,941	185,124
Other loans	30,504	35,035
Standby letters of credit	1,039	8,560
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	67,792	56,950
Commitments to sell fixed rate mortgage loans	116,162	76,574
Customer related derivative contracts:
Interest rate swaps with customers	70,493	61,586
Mirror swaps with counterparties	70,493	61,586
Interest rate risk management contract:
Interest rate swap	32,991	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At December 31, 2012 and 2011, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled 1.0 million and 8.6 million, respectively.  At December 31, 2012 and 2011, there was no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit totaled $94 thousand in 2012, compared to $153 thousand in 2011 and $91 thousand in 2010.

At December 31, 2012 and 2011, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Equity Commitment
At December 31, 2012 and 2011, Washington Trust has investments in two real estate limited partnerships, one of which was entered into in the latter portion of 2010.  The partnerships were created for the purpose of renovating and operating low-income housing projects.  Equity commitments to affordable housing partnerships represented funding commitments by Washington Trust to the limited partnerships.  The funding of commitments was contingent upon substantial completion of the projects.

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

Leases
At December 31, 2012, the Corporation was committed to rent premises used in banking operations under non-cancelable operating leases.  Rental expense under the operating leases amounted to $2.8 million, $1.9 million and $1.6 million for December 31, 2012, 2011 and 2010, respectively.  The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)
Years ending December 31:	2013	$2,275
	2014	2,249
	2015	1,740
	2016	1,463
	2017	1,295
	2018 and thereafter	10,566
Total minimum lease payments		$19,588

Lease expiration dates range from nine months to 23 years, with renewal options on certain leases of two to 25 years.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  The unpaid principal balance of loans repurchased due to representation and warranty claims as of December 31, 2012 was $843 thousand compared to $773 thousand at December 31, 2011. Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $250 thousand and $118 thousand, respectively, at December 31, 2012 and December 31, 2011 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

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

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2012	2011
Assets:
Cash on deposit with bank subsidiary	$1,694	$1,176
Interest-bearing balances due from banks	1,970	1,930
Investment in subsidiaries at equity value	325,717	311,946
Dividends receivable from subsidiaries	4,198	3,900
Other assets	891	968
Total assets	$334,470	$319,920
Liabilities:
Junior subordinated debentures	$32,991	$32,991
Dividends payable	4,152	3,688
Other liabilities	1,675	1,890
Total liabilities	38,818	38,569
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,379,771 shares in 2012 and 16,292,471 shares in 2011	1,024	1,018
Paid-in capital	91,453	88,030
Retained earnings	213,674	194,198
Accumulated other comprehensive loss	(10,499)	(1,895)
Total shareholders’ equity	295,652	281,351
Total liabilities and shareholders’ equity	$334,470	$319,920

Statements of Income	(Dollars in thousands)
Years ended December 31,	2012	2011	2010
Income:
Dividends from subsidiaries	$16,188	$14,439	$15,416
Other income	3	2	2
Total income	16,191	14,441	15,418
Expenses:
Interest on junior subordinated debentures	1,570	1,568	1,989
Legal and professional fees	127	118	135
Other	279	257	252
Total expenses	1,976	1,943	2,376
Income before income taxes	14,215	12,498	13,042
Income tax benefit	682	669	819
Income before equity in undistributed earnings of subsidiaries	14,897	13,167	13,861
Equity in undistributed earnings of subsidiaries	20,177	16,557	10,190
Net income	$35,074	$29,724	$24,051

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012 and 2011

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2012	2011	2010
Cash flow from operating activities:
Net income	$35,074	$29,724	$24,051
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(20,177)	(16,557)	(10,190)
(Increase) decrease in dividend receivable	(298)	(660)	360
(Increase) decrease in other assets	77	(246)	(373)
Increase (decrease) in accrued expenses and other liabilities	(215)	281	(92)
Other, net	(237)	(115)	(109)
Net cash provided by operating activities	14,224	12,427	13,647
Cash flows from investing activities:
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Issuance of treasury stock, including net deferred compensation plan activity	—	—	44
Proceeds from the issuance of common stock under dividend reinvestment plan	—	754	1,002
Proceeds from the exercise of stock options and issuance of other equity instruments	1,257	885	785
Tax benefit (expense) from stock option exercises and issuance of other equity instruments	210	115	65
Cash dividends paid	(15,133)	(14,205)	(13,582)
Net cash used in financing activities	(13,666)	(12,451)	(11,686)
Net (decrease) increase in cash	558	(24)	1,961
Cash at beginning of year	3,106	3,130	1,169
Cash at end of year	$3,664	$3,106	$3,130

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2012.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Corporation's internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Corporation's management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. In addition, the effectiveness of the Corporation's internal control over financial reporting as of the end of the period covered by this report has been audited by KPMG LLP, an independent registered public accounting firm.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
None.
PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item appears under the captions “Election of Directors (Proposal No. 1),” “Board of Directors and Committees – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 13, 2013 prepared for the Annual Meeting of Shareholders to be held April 23, 2013, which is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.

ITEM 11.  Executive Compensation.
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Director Compensation Table,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Election of Directors (Proposal No. 1)” in the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2012 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1997 Plan, the 2003 Plan and the Amended and Restated Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders (2)	907,126 (3)	$23.58	(4)	217,668 (5)
Equity compensation plans not approved by security holders (6)	6,036	N/A	(7)	N/A
Total	913,162	$23.58	(4) (7)	217,668

(1)	Does not include any shares already reflected in the Bancorp’s outstanding shares.

(2)	Consists of the 1997 Plan and the 2003 Plan.

(3)
Includes 108,775 nonvested share units. Also includes 152,554 performance shares outstanding under the 2003 Plan, which represents the maximum amount of performance shares that could be issued under existing awards.  The actual shares issued may differ based on the attainment of performance goals.

(4)	Does not include the effect of the nonvested share units awarded under the 1997 Plan and the 2003 Plan because these units do not have an exercise price.

(5)	Includes up to 70,158 securities that may be issued in the form of nonvested shares.

(6)	Consists of the Deferred Compensation Plan, which is described below.

(7)	Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan, as such units do not have any exercise price.

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

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Corporate Governance – Director Independence” in the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the caption “Independent Registered Public Accounting Firm” in the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

IITEM 15.  Exhibits, Financial Statement Schedules.

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
10.4
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees) – Filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.5
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) - Filed as Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.6
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors) - Filed as Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.7
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees) – Filed as Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.8
Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended – Filed as Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.9
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.10
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended – Filed as Exhibit No. 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.11
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit No. 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.12
Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended – Filed as Exhibit No. 10.9 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.13	Compensatory agreement with Galan G. Daukas, dated July 28, 2005 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (1) (2)
10.14
Amended and Restated Declaration of Trust of WT Capital Trust I dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.15
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.16
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.17
Certificate Evidencing Fixed/Floating Rate Capital Securities of WT Capital Trust I dated August 29, 2005 – Filed as exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.18
Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.19
Amended and Restated Declaration of Trust of WT Capital Trust II dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.20
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.21
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.22
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 10,000) dated August 29, 2005 – Filed as exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.23
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 4,000) dated August 29, 2005 – Filed as exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.24
Fixed/Floating Rate Junior Subordinated Debt Security due 2035 of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.25
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.26
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.27
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.28
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.29
Amended and Restated Nonqualified Deferred Compensation Plan – Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-146388) filed with the Securities and Exchange Commission on September 28, 2007. (1) (2)

10.30	Amended and Restated Supplemental Pension Benefit and Profit Sharing Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.31	Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1)(2)
10.32	Form and terms of Executive Severance Agreement – Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.33
Amended and Restated Declaration of Trust of Washington Preferred Capital Trust dated April 7, 2008, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as sponsor, and the Administrators listed therein – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008. (1)

10.34
Indenture dated as of April 7, 2008, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008. (1)

10.35
Guarantee Agreement dated April 7, 2008, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008. (1)

10.36
Certificate Evidencing Floating Rate Capital Securities of Washington Preferred Capital Trust dated April 7, 2008 – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008. (1)

10.37
Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated April 7, 2008 – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008. (1)

10.38
Form and terms of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees)  – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. (1) (2)

10.39
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (1) (2)

10.40
Share Purchase Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2008. (1)

10.41
Registration Rights Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 3, 2008. (1)

10.42
2003 Stock Incentive Plan as Amended and Restated - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2009. (1) (2)

10.43	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (1) (2)
10.44
Compensatory agreement with Joseph J. MarcAurele, dated July 16, 2009 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2009. (1) (2)

10.45
Terms of Change in Control Agreement with Joseph J. MarcAurele, dated September 21, 2009 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009. (1) (2)

10.46
Terms of Deferred Stock Unit Award Agreement with Joseph J. MarcAurele, dated January 20, 2010 – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. (1) (2)

10.47
Amended and Restated Wealth Management Business Building Incentive Plan, dated December 31, 2010 – Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (1) (2)

10.48
Terms of Change in Control Agreement with an executive officer, dated December 21, 2010 – Filed as ewxhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (1) (2)

10.49
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 18, 2011 – Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (1) (2)

10.50
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 17, 2012 – Filed as exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1) (2)

10.51	Annual Performance Plan, dated June 18, 2012 – Filed as Exhibit 10.1 to the Registant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 20, 2012. (1) (2)
10.52
Compensatory agreement with a certain executive officer, dated June 20, 2012 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2012. (1) (2)

10.53	Terms of Change in Control Agreement with a certain executive officer, dated January 10, 2013 – Filed herewith. (2)
10.54	Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 22, 2013 – Filed herewith. (2)

14.1
Amended and Restated Code of Ethics and Standards of Personal Conduct, dated December 15, 2011 – Filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2011. (1)

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
101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (4)

________________

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	March 8, 2013	By	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President, Chief Executive Officer and Director (principal executive officer)

Date:	March 8, 2013	By	/s/ David V. Devault
David V. Devault
Senior Executive Vice President, Secretary and Chief Financial Officer (principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 8, 2013	/s/ John J. Bowen
John J. Bowen, Director

Date:	March 8, 2013	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	March 8, 2013	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	March 8, 2013	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date:	March 8, 2013	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date:	March 8, 2013	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	March 8, 2013	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	March 8, 2013	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date:	March 8, 2013	/s/ H. Douglas Randall III
H. Douglas Randall, III, Director

Date:	March 8, 2013	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	March 8, 2013	/s/ Patrick J. Shanahan, Jr.
Patrick J. Shanahan, Jr., Director

Date:	March 8, 2013	/s/ John F. Treanor
John F. Treanor, Director

Date:	March 8, 2013	/s/ John C. Warren
John C. Warren, Director