Form 10-Q
period 2013-03-31
WASHINGTON TRUST BANCORP INC
filed 2013-05-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2013 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock of the registrant outstanding as of May 1, 2013 was 16,446,465.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS (unaudited)	except par value)

	March 31, 2013	December 31, 2012
Assets:
Cash and due from banks	$80,616	$73,474
Short-term investments	18,418	19,176
Mortgage loans held for sale, at fair value; amortized cost $27,274 in 2013 and $48,370 in 2012	27,899	50,056
Securities:
Available for sale, at fair value; amortized cost $336,954 in 2013 and $363,408 in 2012	350,205	375,498
Held to maturity, at cost; fair value $37,804 in 2013 and $41,420 in 2012	36,897	40,381
Total securities	387,102	415,879
Federal Home Loan Bank stock, at cost	37,730	40,418
Loans:
Commercial	1,277,147	1,252,419
Residential real estate	724,361	717,681
Consumer	323,537	323,903
Total loans	2,325,045	2,294,003
Less allowance for loan losses	31,139	30,873
Net loans	2,293,906	2,263,130
Premises and equipment, net	26,812	27,232
Investment in bank-owned life insurance	55,290	54,823
Goodwill	58,114	58,114
Identifiable intangible assets, net	6,000	6,173
Other assets	59,961	63,409
Total assets	$3,051,848	$3,071,884
Liabilities:
Deposits:
Demand deposits	$375,156	$379,889
NOW accounts	294,136	291,174
Money market accounts	503,414	496,402
Savings accounts	284,983	274,934
Time deposits	861,952	870,232
Total deposits	2,319,641	2,312,631
Federal Home Loan Bank advances	341,218	361,172
Junior subordinated debentures	32,991	32,991
Other borrowings	209	1,212
Other liabilities	56,498	68,226
Total liabilities	2,750,557	2,776,232
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,425,442 shares in 2013 and 16,379,771 shares in 2012	1,027	1,024
Paid-in capital	92,662	91,453
Retained earnings	216,920	213,674
Accumulated other comprehensive loss	(9,318)	(10,499)
Total shareholders’ equity	301,291	295,652
Total liabilities and shareholders’ equity	$3,051,848	$3,071,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

	Three months ended March 31,	2013	2012
	Interest income:
	Interest and fees on loans	$25,223	$25,363
Interest on securities:	Taxable	2,845	4,377
	Nontaxable	659	693
	Dividends on corporate stock and Federal Home Loan Bank stock	38	77
	Other interest income	28	20
	Total interest income	28,793	30,530
	Interest expense:
	Deposits	3,194	3,434
	Federal Home Loan Bank advances	2,737	4,085
	Junior subordinated debentures	390	392
	Other interest expense	5	234
	Total interest expense	6,326	8,145
	Net interest income	22,467	22,385
	Provision for loan losses	600	900
	Net interest income after provision for loan losses	21,867	21,485
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	6,066	5,778
	Mutual fund fees	1,022	1,025
	Financial planning, commissions and other service fees	386	382
	Wealth management services	7,474	7,185
	Service charges on deposit accounts	791	759
	Merchant processing fees	1,977	1,988
	Card interchange fees	599	543
	Income from bank-owned life insurance	467	486
	Net gains on loan sales and commissions on loans originated for others	4,166	3,097
	Net gains on interest rate swap contracts	19	28
	Equity in earnings (losses) of unconsolidated subsidiaries	39	(37)
	Other income	406	392
	Noninterest income, excluding other-than-temporary impairment losses	15,938	14,441
	Total other-than-temporary impairment losses on securities	(613)	(85)
	Portion of loss recognized in other comprehensive income (before tax)	(2,159)	(124)
	Net impairment losses recognized in earnings	(2,772)	(209)
	Total noninterest income	13,166	14,232
	Noninterest expense:
	Salaries and employee benefits	15,442	14,460
	Net occupancy	1,514	1,526
	Equipment	1,244	1,107
	Merchant processing costs	1,673	1,663
	Outsourced services	841	920
	Legal, audit and professional fees	608	482
	FDIC deposit insurance costs	431	458
	Advertising and promotion	355	372
	Amortization of intangibles	173	187
	Foreclosed property costs	47	298
	Other expenses	1,856	1,926
	Total noninterest expense	24,184	23,399
	Income before income taxes	10,849	12,318
	Income tax expense	3,428	3,880
	Net income	$7,421	$8,438
	Weighted average common shares outstanding - basic	16,401	16,330
	Weighted average common shares outstanding - diluted	16,449	16,370
Per share information:	Basic earnings per common share	$0.45	$0.51
	Diluted earnings per common share	$0.45	$0.51
	Cash dividends declared per share	$0.25	$0.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Three months ended March 31,	2013	2012
Net income	$7,421	$8,438
Other comprehensive income, net of tax:
Securities available for sale:
Changes in fair value of securities available for sale	(1,053)	143
Less: net losses on securities reclassified into earnings	393	55
Net change in fair value of securities available for sale	(660)	198
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings	1,384	80
Cash flow hedges:
Change in fair value of cash flow hedges	(2)	(75)
Less: net cash flow hedge losses reclassified into earnings	122	110
Net change in fair value of cash flow hedges	120	35
Defined benefit plan obligation adjustment	337	184
Total other comprehensive income, net of tax	1,181	497
Total comprehensive income	$8,602	$8,935

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2012	16,292	$1,018	$88,030	$194,198	($1,895)	$281,351
Net income				8,438		8,438
Total other comprehensive income, net of tax					497	497
Cash dividends declared				(3,809)		(3,809)
Share-based compensation			412			412
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	10	1	145			146
Shares issued – dividend reinvestment plan	52	3	897			900
Balance at March 31, 2012	16,354	$1,022	$89,484	$198,827	($1,398)	$287,935

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2013	16,380	$1,024	$91,453	$213,674	($10,499)	$295,652
Net income				7,421		7,421
Total other comprehensive income, net of tax					1,181	1,181
Cash dividends declared				(4,175)		(4,175)
Share-based compensation			581			581
Deferred compensation plan	2	—	30			30
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	38	3	628			631
Shares issued – nonvested shares	5	—	(30)			(30)
Balance at March 31, 2013	16,425	$1,027	$92,662	$216,920	($9,318)	$301,291

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,	2013	2012
	Cash flows from operating activities:
	Net income	$7,421	$8,438
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	600	900
	Depreciation of premises and equipment	847	783
	Foreclosed and repossessed property valuation adjustments	20	119
	Net amortization of premium and discount	460	522
	Net amortization of intangibles	173	187
	Share-based compensation	581	412
	Income from bank-owned life insurance	(467)	(486)
	Net gains on loan sales and commissions on loans originated for others	(4,166)	(3,097)
	Net impairment losses recognized in earnings	2,772	209
	Net gains on interest rate swap contracts	(19)	(28)
	Equity in (earnings) losses of unconsolidated subsidiaries	(39)	37
	Proceeds from sales of loans	138,729	110,632
	Loans originated for sale	(114,244)	(97,682)
	Decrease (increase) in other assets	2,050	(18)
	Decrease in other liabilities	(10,945)	(6,488)
	Net cash provided by operating activities	23,773	14,440
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(1,036)	—
	Other investment securities available for sale	(203)	—
Maturities and principal payments of:	Mortgage-backed securities available for sale	23,934	31,508
	Other investment securities available for sale	690	681
	Mortgage-backed securities held to maturity	3,328	2,525
	Remittance of Federal Home Loan Bank stock	2,688	1,590
	Net increase in loans	(26,102)	(13,573)
	Purchases of loans, including purchased interest	(3,442)	(1,278)
	Proceeds from the sale of property acquired through foreclosure or repossession	460	517
	Purchases of premises and equipment	(427)	(1,652)
	Net cash (used in) provided by investing activities	(110)	20,318
	Cash flows from financing activities:
	Net increase in deposits	7,010	19,247
	Net decrease in other borrowings	(1,003)	(18,939)
	Proceeds from Federal Home Loan Bank advances	100,000	135,429
	Repayment of Federal Home Loan Bank advances	(119,954)	(170,946)
	Proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	555	937
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	76	109
	Cash dividends paid	(3,963)	(3,604)
	Net cash used in financing activities	(17,279)	(37,767)
	Net increase (decrease) in cash and cash equivalents	6,384	(3,009)
	Cash and cash equivalents at beginning of period	92,650	87,020
	Cash and cash equivalents at end of period	$99,034	$84,011
	Noncash Investing and Financing Activities:
	Loans charged off	$374	$681
	Loans transferred to property acquired through foreclosure or repossession	1,050	1,519
Supplemental Disclosures:
	Interest payments	$6,260	$7,957
	Income tax payments	103	440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Information
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

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(2)	Recently Issued Accounting Pronouncements
Balance Sheet - Topic 210
Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), was issued in December 2011 and was intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The requirements of ASU 2011-11 enable users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. The requirements affect all entities that have financial instruments that are either offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The required disclosures were effective retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Corporation’s consolidated financial statements.

Comprehensive Income - Topic 220
Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) was issued in February 2013 and requires additional disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) in a single location, either on the face of the financial statement that reports net income or in the notes to the financial statements. ASU 2013-02 does not change the current requirements and carries forward the existing requirements that reclassifications out of AOCI be separately presented for each component of other comprehensive income. For items reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected net income line must be disclosed. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required disclosures is required. The amendments were effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements, see Note 15.

(3)	Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of this reserve requirement may be satisfied with vault cash. Reserve balances amounted to $4.6 million at March 31, 2013 and $5.5 million at December 31, 2012 and were included in cash and due from banks in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

As of March 31, 2013 and December 31, 2012, cash and due from banks included interest-bearing deposits in other banks of $41.4 million and $32.2 million, respectively.

(4)	Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,465	$1,855	$—	$31,320
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	193,921	12,873	—	206,794
States and political subdivisions	67,502	4,081	—	71,583
Trust preferred securities:
Individual name issuers	30,686	—	(5,112)	25,574
Collateralized debt obligations	1,264	—	(860)	404
Corporate bonds	14,116	414	—	14,530
Total securities available for sale	$336,954	$19,223	($5,972)	$350,205
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$36,897	$907	$—	$37,804
Total securities held to maturity	$36,897	$907	$—	$37,804
Total securities	$373,851	$20,130	($5,972)	$388,009

(Dollars in thousands)
December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,458	$2,212	$—	$31,670
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	217,136	14,097	—	231,233
States and political subdivisions	68,196	4,424	—	72,620
Trust preferred securities:
Individual name issuers	30,677	—	(5,926)	24,751
Collateralized debt obligations	4,036	—	(3,193)	843
Corporate bonds	13,905	476	—	14,381
Total securities available for sale	$363,408	$21,209	($9,119)	$375,498
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$40,381	$1,039	$—	$41,420
Total securities held to maturity	$40,381	$1,039	$—	$41,420
Total securities	$403,789	$22,248	($9,119)	$416,918

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

At March 31, 2013 and December 31, 2012, securities available for sale and held to maturity with a fair value of $385.7 million and $386.5 million, respectively, were pledged to secure borrowings with the Federal Home Loan Bank of Boston (“FHLBB”), potential borrowings with the FRB, certain public deposits and for other purposes.

The schedule of maturities of debt securities available for sale and held to maturity as of March 31, 2013 is presented below. Mortgage‑backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other debt securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.

(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$29,465	$—	$—	$29,465
Weighted average yield	—%	5.39%	—%	—%	5.39%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	73,925	97,398	17,126	5,472	193,921
Weighted average yield	4.31%	3.91%	2.83%	2.30%	3.92%
State and political subdivisions:
Amortized cost	7,665	59,837	—	—	67,502
Weighted average yield	3.92%	3.90%	—%	—%	3.91%
Trust preferred securities:
Amortized cost	—	—	—	31,950	31,950
Weighted average yield	—%	—%	—%	1.32%	1.32%
Corporate bonds:
Amortized cost	8,215	5,701	200	—	14,116
Weighted average yield	6.52%	2.85%	1.65%	—%	4.97%
Total debt securities available for sale:
Amortized cost	$89,805	$192,401	$17,326	$37,422	$336,954
Weighted average yield	4.48%	4.11%	2.82%	1.46%	3.85%
Fair value	$91,941	$202,095	$18,384	$37,785	$350,205
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$11,837	$19,917	$4,559	$584	$36,897
Weighted average yield	2.11%	1.93%	1.80%	0.97%	1.96%
Fair value	$12,128	$20,407	$4,671	$598	$37,804

Included in the securities were debt securities with an amortized cost balance of $89.1 million and a fair value of $86.4 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from three to twenty-five years, with call features ranging from one month to five years.

Other-Than-Temporary Impairment Assessment
The Corporation assesses whether the decline in fair value of investment securities is other-than-temporary on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer.  Management evaluates impairments in value both qualitatively and quantitatively to assess whether they are other-than-temporary.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2013	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	$—	$—	11	$25,574	($5,112)	11	$25,574	($5,112)
Collateralized debt obligations	—	—	—	1	404	(860)	1	404	(860)
Total temporarily impaired securities	—	$—	$—	12	$25,978	($5,972)	12	$25,978	($5,972)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2012	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	$—	$—	11	$24,751	($5,926)	11	$24,751	($5,926)
Collateralized debt obligations	—	—	—	2	843	(3,193)	2	843	(3,193)
Total temporarily impaired securities	—	$—	$—	13	$25,594	($9,119)	13	$25,594	($9,119)

Further deterioration in credit quality of the underlying issuers of the securities, further deterioration in the condition of the financial services industry, a continuation or worsening of the current economic downturn, or additional declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods, and the Corporation may incur additional write-downs.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at March 31, 2013 and December 31, 2012 were 11 trust preferred security holdings issued by seven individual companies in the financial services industry, specifically, the banking sector.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector. Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of March 31, 2013, trust preferred debt securities with an amortized cost of $11.9 million and unrealized losses of $2.2 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and its is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations (“CDO”)
Washington Trust has pooled trust preferred holdings in the form of collateralized debt obligations. These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.

(Dollars in thousands)	March 31, 2013			December 31, 2012
	Amortized Cost (1)	Fair Value	Unrealized Losses	Amortized Cost (1)	Fair Value	Unrealized Losses
Deal Name
Tropic CDO 1, tranche A4L (2)	$—	$—	$—	$2,772	$613	($2,159)
Preferred Term Securities [PreTSL] XXV, tranche C1 (3)	1,264	404	(860)	1,264	230	(1,034)
Totals	$1,264	$404	($860)	$4,036	$843	($3,193)

(1)	Net of other-than-temporary impairment losses recognized in earnings.

(2)
In the first quarter of 2013, Washington Trust recognized an other-than-temporary impairment charge of $2.8 million on the Tropic CDO 1, tranche A4L (“Tropic”). On March 22, 2013, the trustee for the Tropic security issued a notice that a liquidation of the CDO entity, Tropic CDO I, Ltd., will take place at the direction of holders of the CDO tranches that are senior to certain subordinate tranches, of which Washington Trust is a note holder.  The estimated proceeds from the liquidation event are expected to be insufficient to satisfy the amount owed to the note holders of the CDO's subordinate tranches.  The Corporation had recognized other-than-temporary losses amounting to $2.1 million on this security in years prior to 2013; however, prior to the March 2013 announcement of the liquidation event, the expected future cash flows through the maturity of the CDO in the year 2033 were considered to be sufficient to recover the Corporation's remaining $2.8 million amortized cost.  The first quarter impairment loss reduces the Corporation's carrying value in the holding to zero.  The security had been classified in nonaccruing status with no interest recognition since 2009.

(3)
Washington Trust’s investment is subordinate to two senior tranche levels. Valuations of the pooled trust preferred holdings is dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of this pooled trust preferred security.  Management believes the unrealized losses on this pooled trust preferred security primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for this security holding to remain at low levels.

This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The March 31, 2013 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  As of March 31, 2013, this security had unrealized losses of $860 thousand and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no additional rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. Based on information available through the filing date of this report, there have been no additional adverse changes in deferral or default status of the underlying issuer institutions. Based on cash flow forecasts for this security, management expects to recover the remaining amortized cost of this security. Furthermore, Washington Trust does not intend to sell this security and its is not more likely than not that Washington Trust will be required to sell this security before recovery of its cost basis, which may be at maturity. Therefore, management does not consider the unrealized losses on this security to be other-than-temporary at March 31, 2013.

The following table presents a roll forward of the balance of cumulative credit-related impairment losses recognized on debt securities for the periods indicated:

(Dollars in thousands)
Three months ended March 31,	2013	2012
Balance at beginning of period	$3,325	$3,104
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	2,772	209
Balance at end of period	$6,097	$3,313

The anticipated cash flows expected to be collected from pooled trust preferred debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

cash flows and prospective defaults and recoveries.  Estimated cash flows were generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.

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

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$729,968	31%	$710,813	31%
Construction and development (2)	34,179	2	27,842	1
Other (3)	513,000	22	513,764	23
Total commercial	1,277,147	55	1,252,419	55
Residential real estate:
Mortgages (4)	702,418	30	692,798	30
Homeowner construction	21,943	1	24,883	1
Total residential real estate	724,361	31	717,681	31
Consumer:
Home equity lines (5)	226,640	10	226,861	10
Home equity loans (5)	40,134	2	39,329	2
Other (6)	56,763	2	57,713	2
Total consumer	323,537	14	323,903	14
Total loans (7)	$2,325,045	100%	$2,294,003	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of March 31, 2013 and December 31, 2012, $230.7 million and $238.6 million, respectively, were pledged as collateral for FHLBB borrowings.

(2)	Loans for construction of residential and commercial properties and for land development.

(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. As of March 31, 2013, $49.8 million and $24.7 million, respectively, were pledged as collateral for FHLBB borrowings and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2012 were $51.8 million and $29.5 million, respectively.

(4)	As of March 31, 2013 and December 31, 2012, $631.7 million and $627.4 million, respectively, were pledged as collateral for FHLBB borrowings.

(5)	As of March 31, 2013 and December 31, 2012, $190.1 million and $189.4 million, respectively, were pledged as collateral for FHLBB borrowings.

(6)	Fixed-rate consumer installment loans.

(7)
Includes net unamortized loan origination costs of $56 thousand and $39 thousand, respectively, and net unamortized premiums on purchased loans of $42 thousand and $83 thousand, respectively, at March 31, 2013 and December 31, 2012.

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

The following is a summary of nonaccrual loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Mar 31, 2013	Dec 31, 2012
Commercial:
Mortgages	$14,953	$10,681
Construction and development	—	—
Other	3,122	4,412
Residential real estate:
Mortgages	6,699	6,158
Homeowner construction	—	—
Consumer:
Home equity lines	406	840
Home equity loans	431	371
Other	64	81
Total nonaccrual loans	$25,675	$22,543
Accruing loans 90 days or more past due	$—	$—

As of March 31, 2013 and December 31, 2012, nonaccrual loans of $6.7 million and $1.6 million, respectively, were current as to the payment of principal and interest.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
March 31, 2013	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$193	$9,852	$10,045	$719,923	$729,968
Construction and development	—	—	—	—	34,179	34,179
Other	689	341	2,961	3,991	509,009	513,000
Residential real estate:
Mortgages	3,891	1,451	4,327	9,669	692,749	702,418
Homeowner construction	—	—	—	—	21,943	21,943
Consumer:
Home equity lines	872	115	190	1,177	225,463	226,640
Home equity loans	538	346	243	1,127	39,007	40,134
Other	124	—	51	175	56,588	56,763
Total loans	$6,114	$2,446	$17,624	$26,184	$2,298,861	$2,325,045

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	Days Past Due
December 31, 2012	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$373	$408	$10,300	$11,081	$699,732	$710,813
Construction and development	—	—	—	—	27,842	27,842
Other	260	296	3,647	4,203	509,561	513,764
Residential real estate:
Mortgages	4,840	1,951	3,658	10,449	682,349	692,798
Homeowner construction	—	—	—	—	24,883	24,883
Consumer:
Home equity lines	753	207	528	1,488	225,373	226,861
Home equity loans	252	114	250	616	38,713	39,329
Other	129	64	66	259	57,454	57,713
Total loans	$6,607	$3,040	$18,449	$28,096	$2,265,907	$2,294,003

Included in past due loans as of March 31, 2013 and December 31, 2012, were nonaccrual loans of $19.0 million and $21.0 million, respectively. All loans 90 days or more past due at March 31, 2013 and December 31, 2012 were classified as nonaccrual loans.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following is a summary of impaired loans, as of the dates indicated:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
No Related Allowance Recorded:
Commercial:
Mortgages	$1,529	$2,357	$1,531	$2,360	$—	$—
Construction and development	—	—	—	—	—	—
Other	1,469	1,058	1,467	1,057	—	—
Residential real estate:
Mortgages	578	1,294	593	1,315	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$3,576	$4,709	$3,591	$4,732	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$23,056	$17,897	$24,893	$19,738	$3,609	$1,720
Construction and development	—	—	—	—	—	—
Other	8,218	9,939	8,533	10,690	683	694
Residential real estate:
Mortgages	4,061	2,576	4,435	2,947	701	463
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	174	187	174	255	1	1
Home equity loans	61	117	61	160	—	—
Other	165	137	236	136	32	2
Subtotal	$35,735	$30,853	$38,332	$33,926	$5,026	$2,880
Total impaired loans	$39,311	$35,562	$41,923	$38,658	$5,026	$2,880
Total:
Commercial	$34,272	$31,251	$36,424	$33,845	$4,292	$2,414
Residential real estate	4,639	3,870	5,028	4,262	701	463
Consumer	400	441	471	551	33	3
Total impaired loans	$39,311	$35,562	$41,923	$38,658	$5,026	$2,880

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs. For impaired accruing loans (troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the average recorded investment and interest income recognized on impaired loans segregated by loan class for the periods indicated:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended March 31,	2013	2012	2013	2012
Commercial:
Mortgages	$20,903	$10,991	$100	$70
Construction and development	—	—	—	—
Other	10,635	10,841	64	74
Residential real estate:
Mortgages	4,000	5,461	22	27
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	263	243	3	1
Home equity loans	105	170	3	1
Other	163	166	2	2
Totals	36,069	27,872	194	175

At March 31, 2013, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

Troubled Debt Restructurings
Loans are considered restructured in a troubled debt restructuring when the Corporation has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring a loan in lieu of aggressively enforcing the collection of the loan may benefit the Corporation by increasing the ultimate probability of collection.

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $19.0 million and $20.2 million, respectively, at March 31, 2013 and December 31, 2012. These amounts included accrued interest of $49 thousand and $13 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $842 thousand and $898 thousand, respectively, at March 31, 2013 and December 31, 2012.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents loans modified as a troubled debt restructuring during the periods indicated:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended March 31,	2013	2012	2013	2012	2013	2012
Commercial:
Mortgages	2	2	$452	$664	$372	$664
Construction and development	—	—	—	—	—	—
Other	—	5	—	1,250	—	1,250
Residential real estate:
Mortgages	—	—	—	—	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	1	—	92	—	92	—
Home equity loans	—	—	—	—	—	—
Other	—	2	—	5	—	5
Totals	3	9	$544	$1,919	$464	$1,919

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)
Three months ended March 31,	2013	2012
Payment deferral	$—	$—
Maturity / amortization concession	—	893
Interest only payments	92	361
Below market interest rate concession	314	665
Combination (1)	138	—
Total	$544	$1,919

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the three month periods indicated:

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Three months ended March 31,	2013	2012	2013	2012
Commercial:
Mortgages	1	—	$235	$—
Construction and development	—	—	—	—
Other	—	1	—	8
Residential real estate:
Mortgages	—	—	—	—
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	1	—	32	—
Home equity loans	—	—	—	—
Other	—	—	—	—
Totals	2	1	$267	$8

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. As of March 31, 2013 and December 31, 2012, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.73 and 4.77, respectively.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Classified - Loans identified as “substandard”, “doubtful” or “loss” based on criteria consistent with guidelines provided by banking regulators. A “substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. The loans are closely watched and are either already on nonaccrual status or may be placed on nonaccrual status when management determines there is uncertainty of collectibility. A “doubtful” loan is placed on non-accrual status and has a high probability of loss, but the extent of the loss is difficult to quantify due to dependency upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. A loan in the “loss” category is considered generally uncollectible or the timing or amount of payments cannot be determined. “Loss” is not intended to imply that the loan has no recovery value but rather it is not practical or desirable to continue to carry the asset.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Mortgages	$690,052	$669,220	$20,920	$21,649	$18,996	$19,944
Construction and development	34,179	27,842	—	—	—	—
Other	481,404	483,371	27,491	24,393	4,105	6,000
Total commercial loans	$1,205,635	$1,180,433	$48,411	$46,042	$23,101	$25,944

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Residential Real Estate:
Accruing mortgages	$695,719	$686,640	$—	$—
Nonaccrual mortgages	2,372	2,500	4,327	3,658
Homeowner construction	21,943	24,883	—	—
Total residential real estate loans	$720,034	$714,023	$4,327	$3,658
Consumer:
Home equity lines	$226,450	$226,333	$190	$528
Home equity loans	39,891	39,078	243	251
Other	56,712	57,648	51	65
Total consumer loans	$323,053	$323,059	$484	$844

(6)	Allowance for Loan Losses
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

The following is an analysis of activity in the allowance for loan losses for the three months ended March 31, 2013:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$9,407	$224	$5,996	$15,627	$4,269	$2,684	$8,293	$30,873
Charge-offs	(114)	—	(93)	(207)	(9)	(158)		(374)
Recoveries	6	—	22	28	—	12		40
Provision	308	22	41	371	273	(49)	5	600
Ending Balance	$9,607	$246	$5,966	$15,819	$4,533	$2,489	$8,298	$31,139

The following is an analysis of activity in the allowance for loan losses for the three months ended March 31, 2012:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,195	$95	$6,200	$14,490	$4,694	$2,452	$8,166	$29,802
Charge-offs	(9)	—	(330)	(339)	(234)	(108)		(681)
Recoveries	2	—	6	8	10	6		24
Provision	1,164	15	30	1,209	(145)	(217)	53	900
Ending Balance	$9,352	$110	$5,906	$15,368	$4,325	$2,133	$8,219	$30,045

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology.

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$24,553	$3,609	$20,250	$1,720
Construction & development	—	—	—	—
Other	9,676	683	10,989	694
Residential real estate mortgages	4,632	701	3,868	463
Consumer	399	33	440	3
Subtotal	$39,260	$5,026	$35,547	$2,880
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$705,415	$5,998	$690,563	$7,687
Construction & development	34,179	246	27,842	224
Other	503,324	5,283	502,775	5,302
Residential real estate mortgages	719,729	3,832	713,813	3,806
Consumer	323,138	2,456	323,463	2,681
Subtotal	$2,285,785	$17,815	$2,258,456	$19,700
Unallocated	—	8,298	—	8,293
Total	$2,325,045	$31,139	$2,294,003	$30,873

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(7)	Time Certificates of Deposit
Scheduled maturities and weighted average interest rates paid on time certificates of deposit outstanding at March 31, 2013 were as follows:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2013 through December 31, 2013	$430,608	0.78%
2014	190,671	1.49%
2015	117,668	2.14%
2016	73,416	1.74%
2017	40,197	1.58%
Thereafter	9,392	1.26%
	$861,952

The following table represents the amount of certificates of deposit of $100 thousand or more at March 31, 2013 maturing during the periods indicated:

(Dollars in thousands)	Scheduled Maturity
April 1, 2013 to June 30, 2013	$199,658
July 1, 2013 to September 30, 2013	38,943
October 1, 2013 to March 31, 2014	54,300
April 1, 2014 and beyond	124,023
$416,924

(8)	Borrowings
Redemption of Certain Trust Preferred Securities and Related Junior Subordinated Debentures
The Bancorp is the sponsor of the Washington Preferred Capital Trust (“WPCT”), a statutory trust created for the sole purpose of the April 7, 2008 issuance of trust preferred securities, the proceeds of which were invested in junior subordinated debentures of the Bancorp. The aggregate principal balance of the trust preferred securities outstanding at March 31, 2013 is $10.0 million and the interest rate is three-month LIBOR plus 3.50%. On May 1, 2013, the Bancorp notified the WPCT Trustee that it intends to redeem in whole at par the outstanding trust preferred securities on or about June 17, 2013. The trust preferred securities will be redeemed along with the common equity securities issued by WPCT to Bancorp as a result of the concurrent redemption in whole by Bancorp of the junior subordinated debentures issued to and held by WPCT. The source of funds for the redemption will be available balance sheet liquidity. The Bancorp also has a related interest rate swap contract designated as a cash flow hedge, which will mature on June 17, 2013.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(9)	Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital (to Risk-Weighted Assets):
Corporation	$309,170	13.50%	$183,224	8.00%	$229,030	10.00%
Bank	$303,533	13.27%	$183,002	8.00%	$228,752	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$280,507	12.25%	$91,612	4.00%	$137,418	6.00%
Bank	$274,904	12.02%	$91,501	4.00%	$137,251	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$280,507	9.53%	$117,760	4.00%	$147,200	5.00%
Bank	$274,904	9.35%	$117,552	4.00%	$146,940	5.00%
December 31, 2012
Total Capital (to Risk-Weighted Assets):
Corporation	$304,716	13.26%	$183,876	8.00%	$229,845	10.00%
Bank	$299,503	13.05%	$183,651	8.00%	$229,564	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$275,956	12.01%	$91,938	4.00%	$137,907	6.00%
Bank	$270,778	11.80%	$91,826	4.00%	$137,738	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$275,956	9.30%	$118,733	4.00%	$148,417	5.00%
Bank	$270,778	9.14%	$118,535	4.00%	$148,169	5.00%
(1)    Leverage ratio

(10)	Derivative Financial Instruments
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

Cash Flow Hedging Instruments
As of March 31, 2013 and December 31, 2012, the Bancorp had three interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debentures.  The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp has pledged collateral to derivative counterparties

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

in the form of cash totaling $2.0 million at March 31, 2013 and December 31, 2012.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Customer Related Derivative Contracts
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  As of March 31, 2013 and December 31, 2012, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $63.9 million and $70.5 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, best efforts forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell fixed-rate residential real estate mortgage loans are derivative financial instruments but do not meet criteria for hedge accounting and as such are treated as derivatives not designated as hedging instruments. These derivative financial instruments are recorded at fair value and changes in fair value of these commitments are reflected in earnings in the period of change. The Corporation has elected to carry newly originated closed residential real estate mortgage loans held for sale at fair value, as changes in fair value in these loans held for sale generally offset changes in interest rate lock and forward sale commitments.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2013	Dec 31, 2012	Balance Sheet Location	Mar 31, 2013	Dec 31, 2012
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$1,438	$1,619
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	Other assets	1,666	2,513	Other liabilities	71	—
Commitments to sell fixed-rate mortgage loans	Other assets	149	—	Other liabilities	2,369	4,191
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	3,375	3,851	Other liabilities	—	—
Mirror swaps with counterparties	Other assets	—	—	Other liabilities	3,457	3,952
Total		$5,190	$6,364		$7,335	$9,762

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
Periods ended March 31,	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts	$120	$35	Interest Expense	$—	$—
Total	$120	$35		$—	$—

(Dollars in thousands)		Gain (Loss) Recognized in Income
Periods ended March 31,	Location of Gain (Loss) Recognized in Income	2013	2012
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	($918)	($49)
Commitments to sell fixed-rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	1,971	280
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	(4)	211
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	23	(183)
Total		$1,072	$259

(11)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of March 31, 2013 and December 31, 2012, securities available for sale, residential real estate mortgage loans held for sale and derivatives were recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3. Level 3 securities were comprised of pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded. In the first quarter of 2013, Washington Trust recognized an other-than-temporary impairment charge on one of its pooled trust preferred debt securities, reducing its carrying value to zero. See Note 4 for additional disclosure regarding pooled trust preferred debt securities. As of March 31, 2013 and December 31, 2012, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the security.  The weighting was then used to determine an overall fair value.  Management believes that this approach is most representative of fair value for such securities in current market conditions.

Our internal review procedures have confirmed that the fair value provided by the aforementioned third party valuation sources utilized by the Corporation are consistent with GAAP.  Our fair value assumed liquidation in an orderly market and not under distressed circumstances.  Due to the continued market illiquidity and credit risk for securities in the financial sector, the fair value of such securities is highly sensitive to assumption changes and market volatility.

Mortgage Loans Held for Sale
Washington Trust has elected to carry newly originated closed residential real estate mortgage loans held for sale at fair value pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments.” Level 2 mortgage loans held for sale fair values are estimated based on what secondary markets are currently offering for loans with similar characteristics. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. Any change in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk.

The aggregate principal amount of its portfolio of residential real estate mortgage loans held for sale was $27.3 million and $48.4 million, respectively, at March 31, 2013 and December 31, 2012. The aggregate fair value of this portfolio as of the same dates was $27.9 million and $50.1 million, respectively. The difference between the aggregate fair value and the aggregate principal amount of mortgage loans held for sale as of the same dates amounted to $625 thousand and $1.7 million, respectively. There were no mortgage loans held for sale 90 days or more past due as of March 31, 2013 and December 31, 2012.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the changes in fair value related to mortgage loans held for sale, commitments to originate fixed‑rate residential real estate mortgage loans to be sold and commitments to sell fixed‑rate residential real estate mortgage loans for the periods indicated. Changes in fair values are reported as a component of net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

(Dollars in thousands)
Three months ended March 31,	2013	2012
Mortgage loans held for sale	($1,061)	($231)
Commitments to originate	(918)	(49)
Commitments to sell	1,971	280
Total changes in fair value	($8)	$—

Derivatives
Interest rate swap contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates and, accordingly, are classified as Level 2. Our internal review procedures have confirmed that the fair values determined with independent pricing models and utilized by the Corporation are consistent with GAAP. For purposes of potential valuation adjustments to its interest rate swap contracts, the Corporation evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. Additionally, in accordance with fair value measurement guidance in ASU 2011-04, Washington Trust has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Property Acquired Through Foreclosure or Repossession
Property acquired through foreclosure or repossession included in other assets in the Consolidated Balance Sheets is adjusted to fair value less costs to sell upon transfer out of loans through a charge to allowance for loan losses.  Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Such subsequent valuation charges are charged through earnings.  Fair value is generally based upon appraised values of the collateral.  Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
March 31, 2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$31,320	$—	$31,320
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	206,794	—	206,794
States and political subdivisions	—	71,583	—	71,583
Trust preferred securities:
Individual name issuers	—	25,574	—	25,574
Collateralized debt obligations	—	—	404	404
Corporate bonds	—	14,530	—	14,530
Mortgage loans held for sale	—	19,944	7,955	27,899
Derivative assets (1):
Interest rate swap contracts with customers	—	3,375	—	3,375
Forward loan commitments	—	1,594	221	1,815
Total assets at fair value on a recurring basis	$—	$374,714	$8,580	$383,294
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$3,457	$—	$3,457
Interest rate risk management swap contracts	—	1,438	—	1,438
Forward loan commitments	—	2,267	173	2,440
Total liabilities at fair value on a recurring basis	$—	$7,162	$173	$7,335

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$31,670	$—	$31,670
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	231,233	—	231,233
States and political subdivisions	—	72,620	—	72,620
Trust preferred securities:
Individual name issuers	—	24,751	—	24,751
Collateralized debt obligations	—	—	843	843
Corporate bonds	—	14,381	—	14,381
Mortgage loans held for sale	—	40,243	9,813	50,056
Derivative assets (1):
Interest rate swap contracts with customers	—	3,851	—	3,851
Forward loan commitments	—	2,469	44	2,513
Total assets at fair value on a recurring basis	$—	$421,218	$10,700	$431,918
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$3,952	$—	$3,952
Interest rate risk management swap contracts	—	1,619	—	1,619
Forward loan commitments	—	4,005	186	4,191
Total liabilities at fair value on a recurring basis	$—	$9,576	$186	$9,762

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the three months ended March 31, 2013 and 2012, there were no transfers in and/or out of Level 1, 2 or 3.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated:

Three months ended March 31,	2013				2012
(Dollars in thousands)	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total	Securities Available for Sale (1)
Balance at beginning of period	$843	$9,813	($142)	$10,514	$887
Gains and losses (realized and unrealized):
Included in earnings (4)	(2,772)	(198)	190	(2,780)	(209)
Included in other comprehensive income	2,466	—	—	2,466	71
Purchases	—	—	—	—	—
Issuances	—	17,868	—	17,868	—
Sales	—	(19,528)	—	(19,528)	—
Settlements	(133)	—	—	(133)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance at end of period	$404	$7,955	$48	$8,407	$749

(1)	During the periods indicated, Level 3 securities available for sale were comprised of pooled trust preferred debt securities in the form of collateralized debt obligations.

(2)	During the periods indicated, Level 3 mortgage loans held for sale consisted of certain mortgage loans whose fair value was determined utilizing a discounted cash flow analysis.

(3)
During the periods indicated, Level 3 derivative assets / liabilities consisted of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential real estate mortgages) whose fair value was determined utilizing a discounted cash flow analysis.

(4)
Losses included in earnings for Level 3 securities available for sale were included in net impairment losses recognized in earnings in the Consolidated Income Statement. Losses included in earnings for Level 3 mortgage loans held for sale and derivative assets and liabilities were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present additional quantitative information about assets measured at fair value on a recurring basis for which the Corporation has utilized Level 3 inputs to determine fair value as of the dates indicated.

(Dollars in thousands)	March 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Trust preferred securities:
Collateralized debt obligations	$404	Discounted Cash Flow	Discount Rate	16.00%
			Cumulative Default %	3.5% - 100% (21.4%)
			Loss Given Default %	85% - 100% (90.8%)

Mortgage loans held for sale	$7,955	Discounted Cash Flow	Interest Rate	2.875% - 4.95% (3.85%)
			Credit Risk Adjustment	0.25%

Forward loan commitments - assets	$221	Discounted Cash Flow	Interest Rate	2.875% - 3.99% (3.75%)
			Credit Risk Adjustment	0.25%

Forward loan commitments - liabilities	($173)	Discounted Cash Flow	Interest Rate	2.875% - 3.99% (3.63%)
			Credit Risk Adjustment	0.25%

(Dollars in thousands)	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Trust preferred securities:
Collateralized debt obligations	$843	Discounted Cash Flow	Discount Rate	16.75%
			Cumulative Default %	3.3% - 100% (25.7%)
			Loss Given Default %	85% - 100% (90.9%)

Mortgage loans held for sale	$9,813	Discounted Cash Flow	Interest Rate	2.875% - 4.95% (3.71%)
			Credit Risk Adjustment	0.25%

Forward loan commitments - assets	$44	Discounted Cash Flow	Interest Rate	3.25% - 3.875% (3.56%)
			Credit Risk Adjustment	0.25%

Forward loan commitments - liabilities	($186)	Discounted Cash Flow	Interest Rate	3.25% - 3.875% (3.69%)
			Credit Risk Adjustment	0.25%

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

The following tables present the carrying value of certain assets measured at fair value on a nonrecurring basis as of the dates indicated:

(Dollars in thousands)	March 31, 2013
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$8,937	$8,937
Property acquired through foreclosure or repossession	—	—	1,170	1,170
Total assets at fair value on a nonrecurring basis	$—	$—	$10,107	$10,107

The allowance for loan losses on collateral dependent impaired loans amounted to $2.6 million at March 31, 2013.

(Dollars in thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$9,550	$9,550
Property acquired through foreclosure or repossession	—	—	1,073	1,073
Total assets at fair value on a nonrecurring basis	$—	$—	$10,623	$10,623

The allowance for loan losses allocation on collateral dependent impaired loans amounted to $2.0 million at December 31, 2012.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value for the dates indicated.

(Dollars in thousands)	March 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$8,937	Appraisals of collateral	Discount for costs to sell	1% - 50% (9%)
			Appraisal adjustments (1)	0% - 25% (12%)
Property acquired through foreclosure or repossession	$1,170	Appraisals of collateral	Discount for costs to sell	0% - 10% (2%)
			Appraisal adjustments (1)	0% - 25% (9%)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$9,550	Appraisals of collateral	Discount for costs to sell	0% - 50% (11%)
			Appraisal adjustments (1)	0% - 27% (18%)
Property acquired through foreclosure or repossession	$1,073	Appraisals of collateral	Discount for costs to sell	0% - 10% (5%)
			Appraisal adjustments (1)	15% - 34% (21%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed-rate and adjustable rate interest terms to determine their fair value. The fair value of fixed-rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at March 31, 2013 and December 31, 2012 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market. The fair value of floating rate commercial and consumer loans approximates carrying value. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. Loans are classified within Level 3 of the fair value hierarchy.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2013 and December 31, 2012. The tables exclude financial instruments for which the carrying value approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock, accrued interest receivable and bank-owned life insurance. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, other borrowings and accrued interest payable.

(Dollars in thousands)			Fair Value Measurements
March 31, 2013	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$36,897	$37,804	$—	$37,804	$—
Loans, net of allowance for loan losses	2,293,906	2,367,869	—	—	2,367,869
Loan servicing rights (1)	1,397	1,547	—	—	1,547

Financial Liabilities:
Time deposits	$861,952	$871,881	$—	$871,881	$—
FHLBB advances	341,218	371,078	—	371,078	—
Junior subordinated debentures	32,991	23,113	—	23,113	—

(1)	The carrying value of loan servicing rights is net of $150 thousand in reserves as of March 31, 2013. The estimated fair value does not include such adjustment.

(Dollars in thousands)			Fair Value Measurements
December 31, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$40,381	$41,420	$—	$41,420	$—
Loans, net of allowance for loan losses	2,263,130	2,350,153	—	—	2,350,153
Loan servicing rights (1)	1,110	1,275	—	—	1,275

Financial Liabilities:
Time deposits	$870,232	$879,705	$—	$879,705	$—
FHLBB advances	361,172	392,805	—	392,805	—
Junior subordinated debentures	32,991	23,371	—	23,371	—

(1)	The carrying value of loan servicing rights is net of $165 thousand in reserves as of December 31, 2012. The estimated fair value does not include such adjustment.

(12)	Defined Benefit Pension Plans
The Corporation offers a tax-qualified defined benefit pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007 and continue to accrue benefits under the plan.  Benefits are based on an employee’s years of service and compensation earned during the years of service.  The plan is funded on a current basis, in compliance with the requirements of ERISA. The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans.  The supplemental retirement plans provide eligible participants with an additional retirement benefit.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The composition of net periodic benefit cost was as follows for the periods indicated:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2013	2012	2013	2012
Service cost	$730	$644	$50	$38
Interest cost	719	706	115	126
Expected return on plan assets	(925)	(746)	—	—
Amortization of prior service cost	(8)	(8)	—	—
Recognized net actuarial loss	414	244	49	29
Net periodic benefit cost	$930	$840	$214	$193

(13)	Share-Based Compensation Arrangements
During the three months ended March 31, 2013, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 70,150 shares dependent on Washington Trust’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The performance shares awarded were valued at $26.05, the fair market value at the date of grant, and will be earned over a three-year performance period. The current assumption based on the most recent peer group information results in shares earned at 150% of the target, or 52,613 shares.

During the three months ended March 31, 2012, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 61,600 shares. The performance shares awarded were valued at $23.65, the fair market value at the date of grant, and will be earned over a three-year performance period. The current assumption based on the most recent peer group information results in shares earned at 160% of the target, or 49,340 shares.

On April 23, 2013, Bancorp’s shareholders approved the 2013 Stock Option and Incentive Plan (“2013 Plan”). Under the 2013 Plan, the maximum number of shares of the Bancorp’s common stock to be issued is 1,748,250. Under the 2013 Plan, the Corporation is permitted to issue various equity-based incentive awards, such as stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards. The Corporation also has two other share-based compensation plans, the 2003 Stock Incentive Plan, as amended, and the 1997 Equity Incentive Plan, as amended. See our Annual Report on Form 10‑K for the fiscal year ended December 31, 2012.

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2013	2012	2013	2012	2013	2012	2013	2012
Net interest income (expense)	$19,511	$19,628	$7	$3	$2,949	$2,754	$22,467	$22,385
Noninterest income	7,946	6,707	7,474	7,185	(2,254)	340	13,166	14,232
Total income	27,457	26,335	7,481	7,188	695	3,094	35,633	36,617
Provision for loan losses	600	900	—	—	—	—	600	900
Noninterest expenses:
Depreciation and amortization expense	638	602	327	302	55	66	1,020	970
Other noninterest expenses	15,136	14,766	5,112	4,972	2,916	2,691	23,164	22,429
Total noninterest expenses	15,774	15,368	5,439	5,274	2,971	2,757	24,184	23,399
Income before income taxes	11,083	10,067	2,042	1,914	(2,276)	337	10,849	12,318
Income tax expense (benefit)	3,843	3,451	763	719	(1,178)	(290)	3,428	3,880
Net income	$7,240	$6,616	$1,279	$1,195	($1,098)	$627	$7,421	$8,438

Total assets at period end	$2,439,300	$2,265,850	$51,737	$51,560	$560,811	$711,280	$3,051,848	$3,028,690
Expenditures for long-lived assets	$370	$892	$26	$706	$31	$54	$427	$1,652

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(15)	Other Comprehensive Income
The following table presents the activity in other comprehensive income (loss) during the three months ended March 31, 2013 and 2012 and the affected line item in the Consolidated Statement of Income:

	2013			2012
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($1,611)	($558)	($1,053)	$241	$98	$143
Less: net losses on securities reclassified into earnings (1)	613	220	393	85	30	55
Net change in fair value of securities available for sale	(998)	(338)	(660)	326	128	198
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	2,159	775	1,384	124	44	80
Cash flow hedges:
Change in fair value of cash flow hedges	(7)	(5)	(2)	(119)	(44)	(75)
Less: net cash flow hedge losses reclassified into earnings (3)	190	68	122	171	61	110
Net change in fair value of cash flow hedges	183	63	120	52	17	35
Defined benefit plan obligation adjustment (4)	455	118	337	266	82	184
Total other comprehensive income	$1,799	$618	$1,181	$768	$271	$497

(1)	Reported as total other-than-temporary impairment losses on securities in the Consolidated Income Statement.

(2)	Reported as the portion of loss recognized in other comprehensive income in the Consolidated Income Statement.

(3)	Included in interest expense on junior subordinated debentures in the Consolidated Income Statement.

(4)	Included in salaries and employee benefits expense in the Consolidated Income Statement. See Note 12 and the Annual Report on Form 10‑K for fiscal year 2012 for additional information.

The following table presents the changes in accumulated other comprehensive income by component, net of tax, for the three months ended March 31, 2013:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2012	$9,711	($1,938)	($1,006)	($17,266)	($10,499)
Other comprehensive income before reclassifications	(1,053)	—	(2)	—	(1,055)
Amounts reclassified from accumulated other comprehensive income	393	1,384	122	337	2,236
Net other comprehensive income	(660)	1,384	120	337	1,181
Balance at March 31, 2013	$9,051	($554)	($886)	($16,929)	($9,318)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the changes in accumulated other comprehensive income by component, net of tax, for the three months ended March 31, 2012:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2011	$13,143	($2,062)	($1,127)	($11,849)	($1,895)
Net other comprehensive income	198	80	35	184	497
Balance at March 31, 2012	$13,341	($1,982)	($1,092)	($11,665)	($1,398)

(16)	Earnings Per Common Share
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

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2013	2012
Net income	$7,421	$8,438
Less dividends and undistributed earnings allocated to participating securities	(39)	(34)
Net income applicable to common shareholders	$7,382	$8,404

Weighted average basic common shares	16,401	16,330
Dilutive effect of common stock equivalents	48	40
Weighted average diluted common shares	16,449	16,370

Earnings per common share:
Basic	$0.45	$0.51
Diluted	$0.45	$0.51

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 336 thousand and 391 thousand, respectively, for the three months ended March 31, 2013 and 2012.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	Mar 31, 2013	Dec 31, 2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$223,227	$223,426
Home equity lines	190,544	184,941
Other loans	31,163	30,504
Standby letters of credit	1,216	1,039
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	56,179	67,792
Commitments to sell fixed-rate mortgage loans	83,452	116,162
Customer related derivative contracts:
Interest rate swaps with customers	63,891	70,493
Mirror swaps with counterparties	63,891	70,493
Interest rate risk management contract:
Interest rate swap	32,991	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  As of March 31, 2013 and December 31, 2012, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $1.2 million and $1.0 million, respectively. At March 31, 2013 and December 31, 2012, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the periods ended March 31, 2013 and 2012 was insignificant.

As of March 31, 2013 and December 31, 2012, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Leases
As of March 31, 2013 and December 31, 2012, the Corporation was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities.  Rental expense under the operating leases amounted to $665 thousand compared to $653 thousand for the same period in 2012. Rental expense is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income. There has been no significant change in future minimum lease payments payable since December 31, 2012.

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of March 31, 2013 and December 31, 2012, the unpaid principal balance of loans repurchased due to representation and warranty claims was $841 thousand and $843 thousand, respectively. Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $250 thousand at March 31, 2013 and December 31, 2012 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2012, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results for the full-year ended December 31, 2013 or any future period.

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

Some of the factors that might cause these differences include the following: continued weakness in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation considers the following to be its critical accounting policies: allowance for loan losses, review of goodwill and intangible assets for impairment and valuation of investment securities for impairment. There have been no significant changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and other borrowings.  In addition, we generate noninterest income from a number of sources, including wealth management services, loan sales and commissions on loans originated for others, merchant credit card processing and deposit services and bank-owned life insurance (“BOLI”).  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, merchant processing costs, technology and other administrative expenses.

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

Washington Trust opened its fourth mortgage lending office in March 2012 and a new full-service branch in July 2012. We believe the Corporation’s financial strength and stability, capital resources and reputation as the largest independent bank headquartered in Rhode Island, were key factors in the expansion of our retail and mortgage banking business and in delivering solid results in the first quarter of 2013. Going forward, we will continue to leverage our strong, statewide brand to build market share in Rhode Island whenever possible and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service.

Composition of Earnings
Net income for the first quarter of 2013 amounted to $7.4 million or 45 cents per diluted share, compared to $8.4 million, or 51 cents per diluted share, reported for the first quarter of 2012.  The returns on average equity and average assets for the first quarter of 2013 were 9.91% and 0.98%, respectively, compared to 11.85% and 1.11%, respectively, for the same quarter in 2012.

Included in the first quarter 2013 results was the recognition of a $2.8 million impairment charge to earnings on a trust preferred collateralized debt obligation investment security. The net after-tax impact of this impairment was $1.9 million, or 11 cents per diluted share. See additional discussion in the “Financial Condition” section under the caption “Securities” below. Excluding this impairment charge, results for the first quarter 2013 primarily reflected continued solid mortgage banking results (net gains on loan sales and commissions on loans originated for others), higher wealth management revenues and a lower provision for loan losses, partially offset by increases in salaries and employee benefit costs.

Net interest income for the three months ended March 31, 2013 amounted to $22.5 million, compared to $22.4 million for the same period in the prior year. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) for the quarter ended March 31, 2013 was 3.32%, up by 5 basis points from the first quarter a year earlier.

The loan loss provision charged to earnings for the three months ended March 31, 2013 and 2012 amounted to $600 thousand and $900 thousand, respectively. Net charge-offs for the same periods totaled $334 thousand and $657 thousand, respectively. Management believes that the level of the provision for loan losses has been consistent with the trend in asset quality and credit quality indicators.

For the three months ended March 31, 2013, noninterest income, excluding other than temporary impairment (“OTTI”) increased by $1.5 million, or 10%, compared to the first quarter 2012. This improvement year over year reflects increases in mortgage banking revenues of $1.1 million, or 35%, and wealth management revenues of $289 thousand, or 4%.

Revenue from wealth management services is our largest source of noninterest income. For the three months ended March 31, 2013 and 2012, wealth management revenues totaled $7.5 million and $7.2 million, respectively. Wealth management assets under administration totaled $4.42 billion at March 31, 2013, up by $220.4 million, or 5%, from the balance at December 31, 2012, largely reflecting net investment appreciation and income resulting from favorable conditions in the financial markets.

Mortgage banking revenues, which are dependent on mortgage origination volume and are sensitive to interest rates and the condition of the housing markets, amounted to $4.2 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively. To a certain extent, the mortgage origination volume during 2013 reflects an increase in refinancing activity in response to sustained low market rates of interest as well as continued origination volume growth in our residential mortgage lending offices.

Noninterest expenses for the three months ended March 31, 2013 increased by $785 thousand, or 3%, over the comparable 2012 period, primarily due to increases in salaries and employee benefit costs. The increase in salaries and employee benefit costs from 2012 reflected higher staffing levels to support growth and higher levels of business development based compensation in mortgage banking and other areas.

Income tax expense amounted to $3.4 million for the three months ended March 31, 2013, down by $452 thousand from the same period in 2012.  The effective tax rate for the three months ended March 31, 2013 and 2012 was 31.6% and 31.5%, respectively.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities, income from BOLI and administrative expenses not allocated to the business lines are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.  The Corporate unit’s net interest income for the first quarter of 2013 increased by $195 thousand compared to the first quarter of 2012, due to funding costs declining more than asset yields.  The Corporate unit’s first quarter 2013 noninterest income decreased by $2.6 million from the comparable 2012 period, largely due to the $2.8 million other-than-temporary impairment charge recognized on a pooled trust preferred investment security during the first quarter 2013. Noninterest expenses for the Corporate unit totaled $3.0 million for the three months ended March 31, 2013, an increase of $214 thousand compared to the same period in 2012.

The Commercial Banking segment reported net income of $7.2 million for the three months ended March 31, 2013 compared to $6.6 million for the same period in 2012. Net interest income for this segment for the first quarter ended March 31, 2013 decreased by $117 thousand, or 1%, from the same period in 2012, reflecting lower yields on loans offset somewhat by the benefit of lower funding costs, as well as growth in average loan balances.  The provision for loan losses for the three months ended March 31, 2013 declined by $300 thousand, or 33%, from the comparable 2012 period. Noninterest income derived from the Commercial Banking segment totaled $7.9 million for the three months ended March 31, 2013, up by $1.2 million, or 18%, from the comparable 2012 period, primarily due to higher mortgage banking revenues. Commercial Banking noninterest expenses for the three months ended March 31, 2013, were up by $406 thousand, or 3%, from the same period in 2012, reflecting increases in salaries and employee benefit expenses, largely due to higher staffing levels to support growth and higher levels of business development based compensation in mortgage banking.

The Wealth Management Services segment reported net income of $1.3 million for the three months ended March 31, 2013 compared to $1.2 million for the same period in 2012.  Noninterest income derived from the Wealth Management Services segment was $7.5 million, up by 4% when compared to the same period in 2012.  Wealth management assets under administration totaled $4.42 billion at March 31, 2013, up by $220.4 million, or 5%, from December 31, 2012. Noninterest expenses for the Wealth Management Services segment totaled $5.4 million for the three months ended March 31, 2013, up by $165 thousand, or 3%, from the same period in 2012, reflecting increases in salaries and employee benefit expenses due to higher levels of business development based compensation.

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

FTE net interest income for the three months ended March 31, 2013 increased by $134 thousand, or 1%, from the same period in 2012. The net interest margin was 3.32% for the three months ended March 31, 2013, compared to 3.27% for the same period in 2012. While there has been growth in average loan balances, in the current historically low interest rate environment, market yields on new loan originations are below the average yield of the existing loan portfolio. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, we anticipate that interest rates on total earning assets will continue to decline. The impact of this trend is likely to exceed the benefit to be realized in reduced funding costs, with the resulting effect of modestly lower net interest margin results in the remaining quarters of 2013.

Average interest-earning assets amounted to $2.81 billion for the three months ended March 31, 2013, up by $9.2 million from the average balances for the same period in 2012.  Total average loans for the three months ended March 31, 2013 increased by $159.6 million compared to the average balances for the comparable 2012 period, with increases in both the commercial and residential real estate loan portfolios.  The yield on total loans for the three months ended March 31, 2013 decreased by 30 basis points from the comparable 2012 period. These declines reflect the impact of a sustained low interest rate environment on loan yields.

Total average securities for the three months ended March 31, 2013 decreased by $168.4 million from the average balances for the same period a year earlier, primarily due to principal payments received on mortgage-backed securities which were not reinvested in the securities portfolio.  The FTE rate of return on securities for the three months ended March 31, 2013 increased slightly by five basis points compared to the same period last year, primarily reflecting maturities and pay-downs of lower yielding mortgage-backed securities.

Average interest-bearing liabilities for the three months ended March 31, 2013 decreased by $61.2 million, or 3%, from the comparable period in 2012, with growth in lower-cost deposit balances and declines in the average outstanding balance of FHLB advances. The weighted average cost of funds for the three months ended March 31, 2013 declined by 27 basis points compared to the same period in 2012, primarily due to declines in the rate paid on time deposits.

The average balance of FHLBB advances for the three months ended March 31, 2013 was down by $178.5 million, or 34%, compared to the average balance for the same period in 2012. The average rate paid on such advances for the three months ended March 31, 2013 increased slightly by seven basis points from the comparable period in 2012. See additional discussion under Sources of Funds section.

Total average interest-bearing deposits for the three months ended March 31, 2013 increased by $135.1 million compared to the average balances for the same period in 2012. This increase reflected growth in lower-cost deposit balances, partially offset by a decrease in time deposits. The average rate paid on interest-bearing deposits for the three months ended March 31, 2013 decreased by 12 basis points compared to the same period in 2012, primarily due to declines in the rate paid on time deposits. The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2013 increased by $29.6 million, or 9%, compared to the average balance for the same period in 2012.

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

Three months ended March 31,	2013			2012
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,243,716	$14,421	4.70%	$1,121,684	$14,298	5.13%
Residential real estate loans, including mortgage loans held for sale	755,528	7,937	4.26%	720,706	8,075	4.51%
Consumer loans	322,668	3,053	3.84%	319,948	3,097	3.89%
Total loans	2,321,912	25,411	4.44%	2,162,338	25,470	4.74%
Cash, federal funds sold and short-term investments	53,734	28	0.21%	52,313	20	0.15%
FHLBB stock	39,790	38	0.39%	41,606	52	0.50%

Taxable debt securities	323,730	2,845	3.56%	486,448	4,377	3.62%
Nontaxable debt securities	68,064	1,004	5.98%	71,908	1,059	5.92%
Corporate stocks	—	—	—%	1,854	33	7.16%
Total securities	391,794	3,849	3.98%	560,210	5,469	3.93%
Total interest-earning assets	2,807,230	29,326	4.24%	2,816,467	31,011	4.43%
Noninterest-earning assets	210,338			220,803
Total assets	$3,017,568			$3,037,270
Liabilities and Shareholders’ Equity:
NOW accounts	$283,004	$45	0.06%	$246,251	$46	0.08%
Money market accounts	495,453	351	0.29%	412,053	225	0.22%
Savings accounts	279,536	46	0.07%	248,853	70	0.11%
Time deposits	869,576	2,752	1.28%	885,344	3,093	1.41%
FHLBB advances	345,270	2,737	3.21%	523,766	4,085	3.14%
Junior subordinated debentures	32,991	390	4.79%	32,991	392	4.78%
Other	1,146	5	1.77%	18,903	234	4.98%
Total interest-bearing liabilities	2,306,976	6,326	1.11%	2,368,161	8,145	1.38%
Demand deposits	360,851			331,224
Other liabilities	50,305			53,084
Shareholders’ equity	299,436			284,801
Total liabilities and shareholders’ equity	$3,017,568			$3,037,270
Net interest income		$23,000			$22,866
Interest rate spread			3.13%			3.05%
Net interest margin			3.32%			3.27%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2013	2012
Commercial loans	$188	$107
Nontaxable debt securities	345	366
Corporate stocks	—	8
Total	$533	$481

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended
	March 31, 2013 vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial loans	$1,488	($1,365)	$123
Residential real estate loans, including mortgage loans held for sale	383	(521)	(138)
Consumer loans	25	(69)	(44)
Cash, federal funds sold and other short-term investments	1	7	8
FHLBB stock	(2)	(12)	(14)
Taxable debt securities	(1,427)	(105)	(1,532)
Nontaxable debt securities	(57)	2	(55)
Corporate stocks	(17)	(16)	(33)
Total interest income	394	(2,079)	(1,685)
Interest on Interest-Bearing Liabilities:
NOW accounts	9	(10)	(1)
Money market accounts	50	76	126
Savings accounts	7	(31)	(24)
Time deposits	(52)	(289)	(341)
FHLBB advances	(1,404)	56	(1,348)
Junior subordinated debentures	—	(2)	(2)
Other	(136)	(93)	(229)
Total interest expense	(1,526)	(293)	(1,819)
Net interest income	$1,920	($1,786)	$134

Provision and Allowance for Loan Losses
The provision for loan losses is based on management’s periodic assessment of the adequacy of the allowance for loan losses which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics; the level of nonperforming loans and net charge-offs, both current and historic; local economic and credit conditions; the direction of real estate values; and regulatory guidelines.  The provision for loan losses is charged against earnings in order to maintain an allowance for loan losses that reflects management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

The provision for loan losses charged to earnings for the three months ended March 31, 2013 amounted to $600 thousand, compared to $900 thousand for the same period in 2012.  The decline in the provision for loan losses from 2012 was based on our analysis of the trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation. Net charge-offs for the three months ended March 31, 2013 totaled $334 thousand compared to $657 thousand for the same period a year earlier.

The allowance for loan losses was $31.1 million, or 1.34% of total loans, at March 31, 2013, compared to $30.9 million, or 1.35% of total loans, at December 31, 2012.  Management will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  For the three months ended March 31, 2013, noninterest income represented 37% of total revenues.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Increase (Decrease)
Three months ended March 31,	2013	2012	$	%
Wealth management services:
Trust and investment advisory fees	$6,066	$5,778	$288	5%
Mutual fund fees	1,022	1,025	(3)	—%
Financial planning, commissions & other service fees	386	382	4	1%
Wealth management services	7,474	7,185	289	4%
Service charges on deposit accounts	791	759	32	4%
Merchant processing fees	1,977	1,988	(11)	(1)%
Card interchange fees	599	543	56	10%
Income from bank-owned life insurance	467	486	(19)	(4)%
Net gains on loan sales and commissions on loans originated for others	4,166	3,097	1,069	35%
Net gains on interest rate swap contracts	19	28	(9)	(32)%
Equity in earnings (losses) of unconsolidated subsidiaries	39	(37)	76	205%
Other income	406	392	14	4%
Noninterest income, excluding other-than-temporary impairment losses	15,938	14,441	1,497	10%
Total other-than-temporary impairment losses on securities	(613)	(85)	(528)	(621)%
Portion of loss recognized in other comprehensive income (before tax)	(2,159)	(124)	(2,035)	(1,641)%
Net impairment losses recognized in earnings	(2,772)	(209)	(2,563)	(1,226)%
Total noninterest income	$13,166	$14,232	($1,066)	(7)%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets.  The following table presents the changes in wealth management assets under administration for the periods indicated:

(Dollars in thousands)

Three months ended March 31,	2013	2012
Balance at the beginning of period	$4,199,640	$3,900,061
Net investment appreciation & income	213,979	298,155
Net client cash flows	6,457	(1,769)
Balance at the end of period	$4,420,076	$4,196,447

Noninterest Income Analysis
Wealth management revenues for the three months ended March 31, 2013 and 2012 were $7.5 million and $7.2 million, respectively, up by $289 thousand, or 4%, due to an increase in asset-based wealth management revenues of $285 thousand year over year.   Wealth management assets under administration totaled $4.42 billion at March 31, 2013, up by $220.4 million, or 5%, from December 31, 2012, largely reflecting net investment appreciation and income resulting from favorable conditions in the financial markets.

Net gains on loan sales and commissions on loans originated for others are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. For the three months ended March 31, 2013 and 2012, this revenue source totaled $4.2 million and $3.1 million, respectively, up by $1.1 million. The year over year increase reflects the increased refinancing activity in response to sustained low market rates of interest and origination volume growth in our residential mortgage lending offices.

For the three months ended March 31, 2013 and 2012, net impairment losses recognized in earnings on investment securities totaled $2.8 million and $209 thousand, respectively. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Noninterest Expense
The following table presents a noninterest expense comparison for the periods indicated:

(Dollars in thousands)			Increase (Decrease)
Three months ended March 31,	2013	2012	$	%
Salaries and employee benefits	$15,442	$14,460	$982	7%
Net occupancy	1,514	1,526	(12)	(1)%
Equipment	1,244	1,107	137	12%
Merchant processing costs	1,673	1,663	10	1%
Outsourced services	841	920	(79)	(9)%
FDIC deposit insurance costs	431	458	(27)	(6)%
Legal, audit and professional fees	608	482	126	26%
Advertising and promotion	355	372	(17)	(5)%
Amortization of intangibles	173	187	(14)	(7)%
Foreclosed property costs	47	298	(251)	(84)%
Other	1,856	1,926	(70)	(4)%
Total noninterest expense	$24,184	$23,399	$785	3%

Noninterest Expense Analysis
For the three months ended March 31, 2013, salaries and employee benefit expense, the largest component of noninterest expense, totaled $15.4 million, up by $1.0 million, or 7%, from the same period in 2012.  The year over year increase reflects higher staffing levels to support growth and higher levels of business development based compensation in mortgage banking and other areas.

Net equipment expense for the three months ended March 31, 2013 increased by $137 thousand compared to the same period in 2012. The Corporation opened a de novo branch in July 2012 and a residential mortgage lending office in March 2012, which contributed to the increased equipment related expenses.

Legal, audit and professional fees for the three months ended March 31, 2013 amounted to $608 thousand, compared to $482 thousand for the three months ended March 31, 2012. The year over year increase included approximately $60 thousand of legal expenses associated with a product re-design.

Foreclosed property costs for the first quarter of 2013 declined by $251 thousand compared to the first quarter of 2012, reflecting declines in foreclosure activity.

Income Taxes
Income tax expense amounted to $3.4 million and $3.9 million, respectively, for the three months ended March 31, 2013 and 2012. The Corporation’s effective tax rate for the three months ended March 31, 2013 and 2012 was 31.6% and 31.5%, respectively. The effective tax rates differed from the federal rate of 35%, due largely to the benefits of tax-exempt income, income from bank-owned life insurance and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.05 billion at March 31, 2013, a decrease of $20.0 million from the end of 2012, reflecting declines in the investment securities portfolio, primarily due to principal payments received on mortgage-backed securities not being reinvested, which was offset, in part, by loan growth.

Our asset quality levels remain manageable and continue to compare favorably with both regional and national credit quality indicators. Nonperforming assets as a percent of total loans amounted to 0.94% at March 31, 2013, up 11 basis points from the end of 2012. This increase was due to the classification into nonaccrual status of one commercial real estate loan with a carrying value of $5.1 million at March 31, 2013. Overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.

Total liabilities decreased by $25.7 million from the balance at December 31, 2012, reflecting decreases in FHLBB advances of $20.0 million and in other liabilities of $11.9 million. These declines were offset, in part, by growth in deposits of $7.0 million in the first quarter.

Shareholders’ equity totaled $301.3 million at March 31, 2013, up by $5.6 million from the balance at the end of 2012.  Capital levels continue to exceed the the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 13.50% at March 31, 2013, compared to 13.26% at December 31, 2012.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2013 and December 31, 2012, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of March 31, 2013 and December 31, 2012, our Level 3 financial instruments consisted of available for sale pooled trust preferred securities, which were not actively traded. Additional disclosure below under the caption “Pooled Trust Preferred Obligations”.

See Notes 4 and 11 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$31,320	9%	$31,670	8%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	206,794	59	231,233	62
States and political subdivisions	71,583	21	72,620	19
Trust preferred securities:
Individual name issuers	25,574	7	24,751	7
Collateralized debt obligations	404	—	843	—
Corporate bonds	14,530	4	14,381	4
Total securities available for sale	$350,205	100%	$375,498	100%

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$36,897	100%	$40,381	100%
Total securities held to maturity	$36,897	100%	$40,381	100%

As of March 31, 2013, the investment portfolio totaled $387.1 million, down by $28.8 million from the balance at December 31, 2012, reflecting maturities and principal payments received on mortgage-backed securities.

At March 31, 2013 and December 31, 2012, the net unrealized gain position on securities available for sale and held to maturity amounted to $14.2 million and $13.1 million, respectively, and included gross unrealized losses of $6.0 million and $9.1 million, respectively.  All of these gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

State and Political Subdivision Holdings
The carrying amount of state and political subdivision holdings included in our securities portfolio at March 31, 2013 totaled $71.6 million. The following table presents state and political subdivision holdings by geographic location.

(Dollars in thousands)
March 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New Jersey	$30,870	$2,277	$—	$33,147
New York	11,441	714	—	12,155
Pennsylvania	10,119	375	—	10,494
Illinois	9,453	365	—	9,818
Other	5,619	350	—	5,969
Total	$67,502	$4,081	$—	$71,583

The following table presents state and political subdivision holdings by category.

(Dollars in thousands)
March 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
School districts	$25,845	$1,404	$—	$27,249
General obligation	34,571	2,323	—	36,894
Revenue obligations (a)	7,086	354	—	7,440
Total	$67,502	$4,081	$—	$71,583

(a)	Includes water and sewer districts, tax revenue obligations and other.

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

Individual Issuer Trust Preferred Securities

(Dollars in thousands)	March 31, 2013				Credit Ratings
					March 31, 2013			Form 10-Q Filing Date
Named Issuer (parent holding company)	(a)	Amortized Cost	Fair Value	Unrealized Loss	Moody’s	S&P		Moody’s	S&P
JPMorgan Chase & Co.	2	$9,748	$8,064	($1,684)	Baa2	BBB		Baa2	BBB
Bank of America Corporation	3	5,754	4,670	(1,084)	Ba2	BB+	(b)	Ba2	BB+	(b)
Wells Fargo & Company	2	5,128	4,436	(692)	A3/Baa1	A-/BBB+		A3/Baa1	A-/BBB+
SunTrust Banks, Inc.	1	4,170	3,423	(747)	Baa3	BB+	(b)	Baa3	BB+	(b)
Northern Trust Corporation	1	1,983	1,720	(263)	A3	A-		A3	A-
State Street Corporation	1	1,973	1,680	(293)	A3	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,930	1,581	(349)	Baa3	BB+	(b)	Baa3	BB+	(b)
Totals	11	$30,686	$25,574	($5,112)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Pooled Trust Preferred Obligations
Washington Trust has pooled trust preferred holdings in the form of collateralized debt obligations at March 31, 2013 and December 31, 2012. These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.

(Dollars in thousands)	March 31, 2013					Credit Ratings
				No. of Cos. in Issuance	Deferrals & Defaults (a)	March 31, 2013			Form 10-Q Filing Date
	Amortized Cost	Fair Value	Unrealized Loss
Deal Name						Moody’s		S&P	Moody’s		S&P
Tropic CDO 1, tranche A4L (d)	$—	$—	$—	38	—	Ca	(c)	(b)	Ca	(c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,264	404	(860)	73	32%	C	(c)	(b)	C	(c)	(b)
Totals	$1,264	$404	($860)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
During the first quarter of 2013, the Corporation recognized an other-than-temporary impairment loss of $2.8 million on this trust preferred collateralized debt obligation (“CDO”) investment security holding.  On March 22, 2013, the trustee for the CDO entity issued a notice that a liquidation of the CDO entity, Tropic CDO I, Ltd., will take place at the direction of holders of the CDO tranches that are senior to certain subordinate tranches, of which Washington Trust is a note holder.  The estimated proceeds from the liquidation event are expected to be insufficient to satisfy the amount owed to the note holders of the CDO's subordinate tranches.  The Corporation had recognized other-than-temporary losses amounting to $2.1 million on this security in years prior to 2013; however, prior to the March 2013 announcement of the liquidation event, the expected future cash flows through the maturity of the CDO in the year 2033 were considered to be sufficient to recover the Corporation's remaining $2.8 million amortized cost.  The first quarter impairment loss reduces the Corporation's amortized costs and fair value in the holding to zero.  The security had been classified in nonaccruing status with no interest recognition since 2009. The recognition of the first quarter impairment charge and related reduction of fair value to zero resulted in a modest reduction to equity capital of approximately $400 thousand, which was a reduction of two cents in book value per share. As a result of the notice of liquidation, the percentage of deferrals and defaults as of March 31, 2013 was not published by the trustee nor is it relevant.

(e)
Washington Trust’s investment is subordinate to two senior tranche levels. Valuations of the pooled trust preferred holdings is dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of this pooled trust preferred security.  Management believes the unrealized losses on this pooled trust preferred security primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for this security holding to remain at low levels.

This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The March 31, 2013 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  As of March 31, 2013, this security had unrealized losses of $860 thousand and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no additional rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. Based on information available through the filing date of this report, there have been no additional adverse changes in deferral or default status of the underlying issuer institutions. Based on cash flow forecasts for this security, management expects to recover the remaining amortized cost of this security. Furthermore, Washington Trust does not intend to sell this security and its is not more likely than not that Washington Trust will be required to sell this security before recovery of its cost basis, which may be at maturity. Therefore, management does not consider the unrealized losses on this security to be other-than-temporary at March 31, 2013.

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

Loans
Total loans amounted to $2.33 billion at March 31, 2013, up by $31.0 million, or 1%, in the three months of 2013, due primarily to growth in the commercial loan portfolio.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $764.1 million at March 31, 2013, an increase of $25.5 million, or 3%, from the $738.7 million balance at December 31, 2012.  Included in these amounts were commercial construction loans of $34.2 million and $27.8 million, respectively. The growth in commercial real estate loans was in large part due to enhanced business cultivation efforts with new borrowers.

Commercial real estate loans are secured by a variety of property types, with approximately 81% of the total composed of retail facilities, office buildings, commercial mixed use, lodging, multi-family dwellings and industrial & warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$728,613	96%	$707,068	96%
New York, New Jersey, Pennsylvania	26,295	3%	22,081	3%
New Hampshire	9,239	1%	9,290	1%
Other	—	—%	216	—%
Total	$764,147	100%	$738,655	100%

Other Commercial Loans
Commercial and industrial loans amounted to $513.0 million at March 31, 2013, a decrease of $764 thousand from the balance at December 31, 2012.  This portfolio includes loans to a variety of business types.  Approximately 73% of the total is composed of owner occupied & other real estate, health care/social assistance, retail trade, manufacturing, accommodation & food services, construction businesses and entertainment & recreation, wholesale trade businesses and entertainment and recreation.

Residential Real Estate Loans
The residential real estate loan portfolio amounted to $724.4 million at March 31, 2013, an increase of $6.7 million from the balance at December 31, 2012.  Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  The majority of loans originated for sale are sold with servicing retained or released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  Total residential real estate mortgage loan originations, including brokered loans as agent, totaled $183.7 million for the three months ended March 31, 2013, compared to $170.7 million for the same period in 2012.  Of these amounts, $132.0 million and $121.9 million, respectively, were originated for sale in the secondary market, including brokered loans as agent. Washington Trust has continued to experience strong residential real estate mortgage refinancing and sales activity, due in part to the low mortgage interest rate environment as well as origination volume growth from our expansion of residential mortgage lending offices outside of Rhode Island.

Prior to March 2009, Washington Trust had periodically purchased one-to-four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually underwritten using standards similar to those employed for Washington Trust’s self‑originated loans.  Purchased residential mortgage balances totaled $54.5 million and $56.0 million, respectively, as of March 31, 2013 and December 31, 2012.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$704,162	97.1%	$697,814	97.2%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	9,519	1.3%	9,591	1.3%
Ohio	2,845	0.4%	2,953	0.4%
New Hampshire	4,429	0.6%	3,903	0.5%
Washington and Oregon	1,373	0.2%	1,379	0.2%
Georgia	1,097	0.2%	1,101	0.2%
New Mexico	474	0.1%	476	0.1%
Other	462	0.1%	464	0.1%
Total	$724,361	100.0%	$717,681	100.0%

Consumer Loans
Consumer loans amounted to $323.5 million at March 31, 2013, an decrease of $366 thousand from December 31, 2012.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 82% of the total consumer portfolio at March 31, 2013.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	Mar 31, 2013	Dec 31, 2012
Nonaccrual loans:
Commercial mortgages	$14,953	$10,681
Commercial construction and development	—	—
Other commercial	3,122	4,412
Residential real estate mortgages	6,699	6,158
Consumer	901	1,292
Total nonaccrual loans	25,675	22,543
Nonaccrual investment securities	404	843
Property acquired through foreclosure or repossession, net	2,625	2,047
Total nonperforming assets	$28,704	$25,433

Nonperforming assets to total assets	0.94%	0.83%
Nonperforming loans to total loans	1.10%	0.98%
Total past due loans to total loans	1.13%	1.22%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets increased to $28.7 million, or 0.94% of total assets, at March 31, 2013, from $25.4 million, or 0.83% of total assets, at December 31, 2012. The increase in nonperforming assets was largely due to a net $3.1 million increase in nonaccrual loans in the first quarter of 2013.

Nonaccrual loans totaled $25.7 million at March 31, 2013, up by $3.1 million since December 31, 2012 due to the classification into nonaccrual status of one commercial real estate loan discussed below under the caption“Nonaccrual Loans.” Property acquired through foreclosure or repossession amounted to $2.6 million at March 31, 2013, compared to $2.0 million at December 31, 2012. The balance at March 31, 2013 consisted of ten commercial properties and four residential properties.

Nonaccrual investment securities at March 31, 2013 and December 31, 2012 were comprised of pooled trust preferred securities.  See additional information herein under the caption “Securities” above.

Nonaccrual Loans
During the three months ended March 31, 2013, the Corporation has made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2013.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	March 31, 2013				December 31, 2012
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Mortgages	$9,852	$5,101	$14,953	2.05%	$10,300	$381	$10,681	1.50%
Construction and development	—	—	—	—	—	—	—	—
Other commercial	2,961	161	3,122	0.61%	3,647	765	4,412	0.86%
Residential real estate mortgages	4,327	2,372	6,699	0.92%	3,658	2,500	6,158	0.86%
Consumer	484	417	901	0.28%	844	448	1,292	0.40%
Total nonaccrual loans	$17,624	$8,051	$25,675	1.10%	$18,449	$4,094	$22,543	0.98%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

Commercial mortgage loans in nonaccrual status increased by $4.3 million from the balance at the end of 2012, as a commercial real estate mortgage loan with a carrying value of $5.1 million at March 31, 2013 was classified into nonaccrual status during the quarter as a result of deterioration in the credit. As of March 31, 2013, 92% of nonaccrual commercial mortgage loans consisted of three relationships. The loss allocation on total nonaccrual commercial mortgage loans was $3.2 million at March 31, 2013.  All of the nonaccrual commercial mortgage loans were located in Rhode Island, Massachusetts and Connecticut.

The largest nonaccrual relationship in the commercial mortgage category totaled $5.9 million at March 31, 2013, and is secured by several properties, including office, light industrial and retail space. This relationship is collateral dependent and based on the fair value of the underlying collateral, a $886 thousand loss allocation was deemed necessary at March 31, 2013. The Bank has additional accruing residential mortgage loans, which are related to the borrower by common guarantor, totaling $1.0 million at March 31, 2013. These additional loans have performed in accordance with the terms of the loans and were not past due at March 31, 2013. In April 2013, one of the loans in this relationship with a carrying value of $1.1 million was paid-off. The second largest commercial mortgage nonaccrual relationship is a commercial mortgage loan of $5.1 million at March 31, 2013 that is secured by a distribution facility. This loan had been identified as a potential problem loan prior to 2013, is collateral dependent and based on the fair value of the underlying collateral, a $2.0 million loss allocation on this loan was deemed necessary at March 31, 2013. This loan was current with respect to contractual payment terms as of March 31, 2013. The third largest nonaccrual relationship in the commercial mortgage category totaled $2.7 million and is secured by an office building. This relationship is collateral dependent and based on the fair value of the underlying collateral, a $204 thousand loss allocation on this relationship was deemed necessary at March 31, 2013.

Other commercial loans (commercial and industrial loans) in nonaccrual status amounted to $3.1 million at March 31, 2013, down by $1.3 million from the December 31, 2012 balance of $4.4 million.  The loss allocation on these loans was $514 thousand at March 31, 2013. The largest nonaccrual relationship in the other commercial category was $2.0 million at March 31, 2013. This relationship is collateral dependent and secured by retail properties. Based on the fair value of the underlying collateral, a loss allocation of $154 thousand was deemed necessary as of March 31, 2013.

Nonaccrual residential mortgage loans increased by $541 thousand from the balance at the end of 2012.  As of March 31, 2013, the $6.7 million balance of nonaccrual residential mortgage loans consisted of 29 loans, with $6.3 million located in Rhode Island and Massachusetts.  The loss allocation on total nonaccrual residential mortgages was $1.3 million at March 31, 2013.  Included in total nonaccrual residential mortgages at March 31, 2013 were 11 loans purchased for portfolio and serviced by others amounting to $2.8 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Nonaccrual consumer loans decreased by $391 thousand from the balance at the end of 2012.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$10,045	1.31%	$11,081	1.50%
Construction and development	—	—%	—	—%
Other commercial loans	3,991	0.78%	4,203	0.82%
Residential real estate mortgages	9,669	1.33%	10,449	1.46%
Consumer loans	2,479	0.77%	2,363	0.73%
Total past due loans	$26,184	1.13%	$28,096	1.22%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2013, total past due loans amounted to $26.2 million, or 1.13% of total loans, down by $1.9 million from December 31, 2012.

Included in past due loans as of March 31, 2013 were nonaccrual loans of $19.0 million.  All loans 90 days or more past due at March 31, 2013 and December 31, 2012 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of March 31, 2013, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The carrying amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Mar 31, 2013	Dec 31, 2012
Accruing troubled debt restructured loans:
Commercial mortgages	$9,600	$9,569
Other commercial	6,554	6,577
Residential real estate mortgages	1,599	1,123
Consumer	244	154
Accruing troubled debt restructured loans	17,997	17,423
Nonaccrual troubled debt restructured loans:
Commercial mortgages	—	—
Other commercial	721	2,063
Residential real estate mortgages	155	688
Consumer	42	44
Nonaccrual troubled debt restructured loans	918	2,795
Total troubled debt restructured loans	$18,915	$20,218

As of March 31, 2013, loans classified as troubled debt restructurings totaled $18.9 million, down by $1.3 million from the balance at December 31, 2012.

At March 31, 2013, the largest troubled debt restructured relationship consisted of one accruing commercial real estate relationship with a carrying value of $8.1 million, secured by a hotel industry property The restructuring took place in the third quarter of 2012 and included a modification of certain payment terms and a below market interest rate reduction for a temporary period on approximately $3.1 million of the total balance. In connection with this restructuring, additional collateral was also provided by the borrower during the third quarter of 2012. Also included in troubled debt restructured loans at March 31, 2013 was an accruing commercial and industrial loan relationship with a carrying value of $4.7 million, secured by real estate and marketable securities. This restructuring took place in the fourth quarter of 2011 and included a below market rate concession and modification of certain payment terms. In connection with this restructuring, a principal payment of $4.9 million was also received during the fourth quarter of 2011.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2013 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $1.3 million in potential problem loans at March 31, 2013, compared to $6.4 million at December 31, 2012.  The decrease from the end of 2012 reflects one commercial mortgage relationship that was placed in nonaccrual status in the first quarter of 2013 as described above under the caption “Nonaccrual loans.”   Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

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

As of March 31, 2013, the allowance for loan losses was $31.1 million, or 1.34% of total loans, compared to $30.9 million, or 1.35% of total loans at December 31, 2012.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

The estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, (1) identification of loss allocations for individual loans deemed to be impaired in accordance with GAAP, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators, and (3) general loss allocations, classified as an “unallocated” portion of the total allowance, for measurement imprecision attributable to uncertainty in the economic environment and ever changing conditions, as well as qualitative and quantitative assessments of other environmental factors.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We analyze historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios as of the balance sheet date.  Revisions to loss allocation factors are not retroactively applied.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Mar 31, 2013	Dec 31, 2012
Collateral dependent impaired loans (1)	$27,043	$23,359
Impaired loans measured on discounted cash flow method (2)	12,217	12,188
Total impaired loans	$39,260	$35,547

(1)	Net of partial charge-offs of $1.8 million and $2.3 million, respectively, at March 31, 2013 and December 31, 2012.

(2)	Net of partial charge-offs of $121 thousand and $92 thousand, respectively, at March 31, 2013 and December 31, 2012.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired.  The increase in impaired loans in the first quarter reflects one commercial real estate loan that was classified into nonaccrual status as described above under the caption “Nonaccrual loans”. The loss allocation on impaired loans amounted to $5.0 million and $2.9 million, respectively, at March 31, 2013 and December 31, 2012.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

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

For the three months ended March 31, 2013, the loan loss provision totaled $600 thousand, compared to $900 thousand, for the same period in 2012.  The provision for loan losses was based on management’s assessment of trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation.  For the three months ended March 31, 2013, net charge-offs totaled $334 thousand compared to $657 thousand for the same period in 2012.

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.  While management believes that the level of allowance for loan losses at March 31, 2013 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table presents the allocation of the allowance for loan losses as of the dates indicated:

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$9,607	31%	$9,407	31%
Construction and development	246	2	224	1
Other	5,966	22	5,996	23
Residential real estate:
Mortgage	4,411	30	4,132	30
Homeowner construction	122	1	137	1
Consumer	2,489	14	2,684	14
Unallocated	8,298		8,293
Balance at end of period	$31,139	100%	$30,873	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

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

Total deposits amounted to $2.32 billion at March 31, 2013, up by $7.0 million from the balance at December 31, 2012.

Demand deposits totaled $375.2 million at March 31, 2013, down by $4.7 million, or 1%, from the balance at December 31, 2012.  NOW account balances increased by $3.0 million, or 1%, and totaled $294.1 million at March 31, 2013.    In the first quarter of 2013, savings deposits increased by $10.0 million, or 4%, and amounted to $285.0 million at March 31, 2013.

Money market accounts (including brokered money market deposits) totaled $503.4 million at March 31, 2013, up by $7.0 million, or 1%, from the balance at December 31, 2012. Included in total money market deposits were ICS reciprocal money market deposits totaling $149.8 million at March 31, 2013, up from $142.8 million at December 31, 2012.

Time deposits (including brokered certificates of deposit) amounted to $862.0 million at March 31, 2013, down by $8.3 million, or 1%, from the balance at December 31, 2012.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $758.9 million and $767.6 million, respectively, at March 31, 2013 and December 31, 2012. Included in in-market time deposits at March 31, 2013 were CDARS reciprocal time deposits of $166.2 million, which were down by $600 thousand from December 31, 2012.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $341.2 million at March 31, 2013, down by $20.0 million from the balance at the end of 2012.

In February 2013, the Corporation modified the terms to extend the maturity dates of $72.5 million of its FHLBB advances with original maturity dates in 2015. The original weighted average interest rate was 3.68% and was revised to 3.09% with maturities ranging from 2017 to 2019. As a result, the Corporation realized interest expense savings of approximately $70 thousand in the first quarter of 2013 and expects an additional interest expense savings of approximately $362 thousand for the remainder of 2013.

Redemption of Certain Trust Preferred Securities and Related Junior Subordinated Debentures
The Bancorp is the sponsor of the Washington Preferred Capital Trust, a Delaware statutory trust created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp issued on April 7, 2008. The aggregate principal balance outstanding of the debentures at March 31, 2013 is $10.3 million and the interest rate is three-month LIBOR plus 3.50%. On May 1, 2013, the Bancorp notified the Trustee that it intends to redeem at par all of the outstanding trust preferred securities on or about June 17, 2013. The source of funds for the redemption will be ongoing balance sheet liquidity. The Bancorp also has a related interest rate swap contract designated as a cash flow hedge, which will mature on June 17, 2013.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 77% of total average assets in the three months ended March 31, 2013.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the three months ended March 31, 2013.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the three months ended March 31, 2013, net cash used in financing activities amounted to $17.3 million.  FHLBB advances decreased by $20.0 million while total deposits increased by $7.0 million in the first three months of 2013.  Net cash used in investing activities totaled $110 thousand for the three months ended March 31, 2013. The most significant elements of cash flow within investment activities were net outflows related to growth in the loan portfolio, offset by cash received from maturities and principal payments of securities available for sale, primarily mortgage-backed securities.  Net cash provided by operating activities amounted to $23.8 million for the three months ended March 31, 2013. Net income totaled $7.4 million in the first quarter of 2013 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $301.3 million at March 31, 2013, compared to $295.7 million at December 31, 2012.

The ratio of total equity to total assets amounted to 9.87% at March 31, 2013.  This compares to a ratio of 9.62% at December 31, 2012.  Book value per share at March 31, 2013 and December 31, 2012 amounted to $18.34 and $18.05, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of March 31, 2013, the Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of capital requirements.

As indicated under the caption “Borrowings” in the Sources of Funds section above, the Bancorp intends to redeem Junior Subordinated Debentures issued to Washington Preferred Capital Trust on or about June 17, 2013. This transaction will reduce the regulatory capital levels of Total Capital and Tier One Capital in the Bancorp and the Bank by approximately $10.0 million. The respective companies will remain in the “well capitalized” category.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at March 31, 2013:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$341,218	$30,244	$55,130	$168,515	$87,329
Junior subordinated debentures	32,991	—	—	—	32,991
Operating lease obligations	19,014	2,273	3,806	2,690	10,245
Software licensing arrangements	3,528	2,045	1,266	217	—
Other borrowings	209	42	95	72	—
Total contractual obligations	$396,960	$34,604	$60,297	$171,494	$130,565

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity. Some FHLBB advances are callable at earlier dates.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$223,227	$162,112	$16,916	$13,972	$30,227
Home equity lines	190,544	—	—	—	190,544
Other loans	31,163	24,164	1,969	5,030	—
Standby letters of credit	1,216	1,216	—	—	—
Forward loan commitments to:
Originate loans	56,179	56,179	—	—	—
Sell loans	83,452	83,452	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	63,891	5,218	36,218	13,836	8,619
Mirror swaps with counterparties	63,891	5,218	36,218	13,836	8,619
Interest rate risk management contract:
Interest rate swap contracts	32,991	10,310	22,681	—	—
Total commitments	$746,554	$347,869	$114,002	$46,674	$238,009

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2013 and December 31, 2012, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2013 and December 31, 2012.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2013		December 31, 2012
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.72)%	(6.95)%	(2.33)%	(7.33)%
100 basis point rate increase	2.13%	4.06%	3.11%	5.86%
200 basis point rate increase	4.35%	8.36%	6.36%	10.98%
300 basis point rate increase	5.33%	8.95%	8.34%	13.19%

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2013 and December 31, 2012 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (noncallable)	$370	($721)
States and political subdivisions	1,685	(3,231)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2,333	(9,653)
Trust preferred debt and other corporate debt securities	81	1,115
Total change in market value as of March 31, 2013	$4,469	($12,490)

Total change in market value as of December 31, 2012	$4,700	($12,824)

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the periods ended March 31, 2013.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by the Exchange Act Rule 13a-15(f). The Corporation’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Corporation’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting during the period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item 1A to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (2)

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 8, 2013	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 8, 2013	By:	/s/ David V. Devault
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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (2)

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