Form 10-Q
period 2013-06-30
WASHINGTON TRUST BANCORP INC
filed 2013-08-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2013 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock of the registrant outstanding as of August 2, 2013 was 16,564,491.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS (unaudited)	except par value)

	June 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$79,903	$73,474
Short-term investments	3,764	19,176
Mortgage loans held for sale, at fair value; amortized cost $29,163 in 2013 and $48,370 in 2012	28,889	50,056
Securities:
Available for sale, at fair value; amortized cost $309,421 in 2013 and $363,408 in 2012	316,714	375,498
Held to maturity, at cost; fair value $33,762 in 2013 and $41,420 in 2012	33,803	40,381
Total securities	350,517	415,879
Federal Home Loan Bank stock, at cost	37,730	40,418
Loans:
Commercial	1,310,114	1,252,419
Residential real estate	748,871	717,681
Consumer	325,995	323,903
Total loans	2,384,980	2,294,003
Less allowance for loan losses	27,884	30,873
Net loans	2,357,096	2,263,130
Premises and equipment, net	26,392	27,232
Investment in bank-owned life insurance	55,750	54,823
Goodwill	58,114	58,114
Identifiable intangible assets, net	5,827	6,173
Other assets	57,325	63,409
Total assets	$3,061,307	$3,071,884
Liabilities:
Deposits:
Demand deposits	$358,797	$379,889
NOW accounts	301,096	291,174
Money market accounts	540,012	496,402
Savings accounts	293,405	274,934
Time deposits	811,299	870,232
Total deposits	2,304,609	2,312,631
Federal Home Loan Bank advances	373,341	361,172
Junior subordinated debentures	22,681	32,991
Other borrowings	199	1,212
Other liabilities	57,107	68,226
Total liabilities	2,757,937	2,776,232
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,487,305 shares in 2013 and 16,379,771 shares in 2012	1,030	1,024
Paid-in capital	93,274	91,453
Retained earnings	221,761	213,674
Accumulated other comprehensive loss	(12,695)	(10,499)
Total shareholders’ equity	303,370	295,652
Total liabilities and shareholders’ equity	$3,061,307	$3,071,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2013	2012	2013	2012
	Interest income:
	Interest and fees on loans	$25,513	$25,344	$50,736	$50,707
Interest on securities:	Taxable	2,576	4,069	5,421	8,446
	Nontaxable	647	682	1,306	1,375
	Dividends on corporate stock and Federal Home Loan Bank stock	39	78	77	155
	Other interest income	24	17	52	37
	Total interest income	28,799	30,190	57,592	60,720
	Interest expense:
	Deposits	3,096	3,385	6,290	6,819
	Federal Home Loan Bank advances	2,679	3,998	5,416	8,083
	Junior subordinated debentures	612	391	1,002	783
	Other interest expense	3	5	8	239
	Total interest expense	6,390	7,779	12,716	15,924
	Net interest income	22,409	22,411	44,876	44,796
	Provision for loan losses	700	600	1,300	1,500
	Net interest income after provision for loan losses	21,709	21,811	43,576	43,296
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	6,230	5,819	12,296	11,597
	Mutual fund fees	1,077	1,002	2,099	2,027
	Financial planning, commissions and other service fees	605	652	991	1,034
	Wealth management services	7,912	7,473	15,386	14,658
	Merchant processing fees	2,613	2,732	4,590	4,720
	Net gains on loan sales and commissions on loans originated for others	3,485	3,015	7,651	6,112
	Service charges on deposit accounts	790	764	1,581	1,523
	Card interchange fees	683	626	1,282	1,169
	Income from bank-owned life insurance	461	477	928	963
	Net realized gains on securities	—	299	—	299
	Net gains (losses) on interest rate swap contracts	152	(4)	171	24
	Equity in earnings (losses) of unconsolidated subsidiaries	(57)	124	(18)	87
	Other income	355	668	761	1,060
	Noninterest income, excluding other-than-temporary impairment losses	16,394	16,174	32,332	30,615
	Total other-than-temporary impairment losses on securities	—	—	(613)	(85)
	Portion of loss recognized in other comprehensive income (before tax)	—	—	(2,159)	(124)
	Net impairment losses recognized in earnings	—	—	(2,772)	(209)
	Total noninterest income	16,394	16,174	29,560	30,406
	Noninterest expense:
	Salaries and employee benefits	15,542	14,451	30,984	28,911
	Net occupancy	1,364	1,527	2,878	3,053
	Equipment	1,192	1,143	2,436	2,250
	Merchant processing costs	2,211	2,320	3,884	3,983
	Outsourced services	871	895	1,712	1,815
	Legal, audit and professional fees	554	519	1,162	1,001
	FDIC deposit insurance costs	451	426	882	884
	Advertising and promotion	476	478	831	850
	Amortization of intangibles	173	186	346	373
	Foreclosed property costs	137	170	184	468
	Debt prepayment penalties	—	961	—	961
	Other expenses	2,034	2,152	3,890	4,078
	Total noninterest expense	25,005	25,228	49,189	48,627
	Income before income taxes	13,098	12,757	23,947	25,075
	Income tax expense	4,115	4,044	7,543	7,924
	Net income	$8,983	$8,713	$16,404	$17,151

	Weighted average common shares outstanding - basic	16,454	16,358	16,428	16,344
	Weighted average common shares outstanding - diluted	16,581	16,392	16,558	16,381
Per share information:	Basic earnings per common share	$0.54	$0.53	$0.99	$1.04
	Diluted earnings per common share	$0.54	$0.53	$0.99	$1.04
	Cash dividends declared per share	$0.25	$0.23	$0.50	$0.46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months		Six Months
Periods ended June 30,	2013	2012	2013	2012
Net income	$8,983	$8,713	$16,404	$17,151
Other comprehensive income (loss), net of tax:
Securities available for sale:
Changes in fair value of securities available for sale	(3,821)	(601)	(4,874)	(458)
Net losses (gains) on securities reclassified into earnings	—	(192)	393	(138)
Net change in fair value of securities available for sale	(3,821)	(793)	(4,481)	(596)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings	—	—	1,384	80
Cash flow hedges:
Change in fair value of cash flow hedges	34	(128)	32	(204)
Net cash flow hedge losses reclassified into earnings	118	112	240	223
Net change in fair value of cash flow hedges	152	(16)	272	19
Defined benefit plan obligation adjustment	292	171	629	356
Total other comprehensive loss, net of tax	(3,377)	(638)	(2,196)	(141)
Total comprehensive income	$5,606	$8,075	$14,208	$17,010

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2012	16,292	$1,018	$88,030	$194,198	($1,895)	$281,351
Net income				17,151		17,151
Total other comprehensive loss, net of tax					(141)	(141)
Cash dividends declared				(7,623)		(7,623)
Share-based compensation			876			876
Deferred compensation plan	10	1	145			146
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	57	3	971			974
Balance at June 30, 2012	16,359	$1,022	$90,022	$203,726	($2,036)	$292,734

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2013	16,380	$1,024	$91,453	$213,674	($10,499)	$295,652
Net income				16,404		16,404
Total other comprehensive loss, net of tax					(2,196)	(2,196)
Cash dividends declared				(8,317)		(8,317)
Share-based compensation			879			879
Deferred compensation plan	2	—	30			30
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	105	6	912			918
Balance at June 30, 2013	16,487	$1,030	$93,274	$221,761	($12,695)	$303,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,	2013		2012
	Cash flows from operating activities:
	Net income	$16,404		$17,151
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,300		1,500
	Depreciation of premises and equipment	1,677		1,584
	Foreclosed and repossessed property valuation adjustments	72		171
	Net gain on sale of bank property	—		(348)
	Net amortization of premium and discount	887		1,113
	Net amortization of intangibles	346		373
	Share-based compensation	879		876
	Income from bank-owned life insurance	(928)		(963)
	Net gains on loan sales and commissions on loans originated for others	(7,651)		(6,112)
	Net realized gains on securities	—		(299)
	Net impairment losses recognized in earnings	2,772		209
	Net gains on interest rate swap contracts	(171)		(24)
	Equity in losses (earnings) of unconsolidated subsidiaries	18		(87)
	Proceeds from sales of loans	256,362		213,852
	Loans originated for sale	(231,167)		(198,824)
	Decrease (increase) in other assets	5,242		(3,108)
	Decrease in other liabilities	(9,246)		(2,932)
	Net cash provided by operating activities	36,796		24,132
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(1,036)		—
	Other investment securities available for sale	(424)		—
Proceeds from sale of:	Mortgage-backed securities available for sale	—		6,247
	Other investment securities available for sale	2,660		6,338
Maturities and principal payments of:	Mortgage-backed securities available for sale	45,561		57,196
	Other investment securities available for sale	3,890		681
	Mortgage-backed securities held to maturity	6,279		4,842
	Remittance of Federal Home Loan Bank stock	2,688		1,590
	Net increase in loans	(84,443)		(76,517)
	Purchases of loans, including purchased interest	(7,222)		(3,047)
	Proceeds from the sale of property acquired through foreclosure or repossession	1,481		1,883
	Purchases of premises and equipment	(837)		(3,453)
	Net proceeds from the sale of bank property	—		1,571
	Net cash used in investing activities	(31,403)		(2,669)
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(8,022)		4,138
	Net decrease in other borrowings	(1,013)		(19,277)
	Proceeds from Federal Home Loan Bank advances	204,000		362,930
	Repayment of Federal Home Loan Bank advances	(191,831)		(379,391)
	Proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	672		1,007
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	276		113
	Redemption of junior subordinated debentures	(10,310)	—	—
	Cash dividends paid	(8,148)		(7,388)
	Net cash used in financing activities	(14,376)		(37,868)
	Net decrease in cash and cash equivalents	(8,983)		(16,405)
	Cash and cash equivalents at beginning of period	92,650		87,020
	Cash and cash equivalents at end of period	$83,667		$70,615
	Noncash Investing and Financing Activities:
	Loans charged off	$4,549		$1,377
	Loans transferred to property acquired through foreclosure or repossession	1,050		1,810
	Securities proceeds due from broker	—		760
Supplemental Disclosures:
	Interest payments	$12,446		$15,602
	Income tax payments	7,328		7,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Information
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

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(2)	Recently Issued Accounting Pronouncements
Balance Sheet - Topic 210
Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), was issued in December 2011 and was intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The requirements of ASU 2011-11 enable users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. The requirements affect all entities that have financial instruments that are either offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. Accounting Standards Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), was issued in January 2013 to address implementation issues about the scope of ASU 2011-11. Both ASU 2011-11 and ASU 2013-01 were effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The required disclosures were effective retrospectively for all comparative periods presented. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on the Corporation’s consolidated financial statements.

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
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

$6.7 million at June 30, 2013 and $5.5 million at December 31, 2012 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of June 30, 2013 and December 31, 2012, cash and due from banks included interest-bearing deposits in other banks of $31.1 million and $32.2 million, respectively.

(4)	Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,472	$1,466	$—	$30,938
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	172,014	9,239	(28)	181,225
States and political subdivisions	64,838	2,850	—	67,688
Trust preferred securities:
Individual name issuers	30,696	—	(5,619)	25,077
Collateralized debt obligations	1,264	—	(867)	397
Corporate bonds	11,137	269	(17)	11,389
Total securities available for sale	$309,421	$13,824	($6,531)	$316,714
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$33,803	$—	($41)	$33,762
Total securities held to maturity	$33,803	$—	($41)	$33,762
Total securities	$343,224	$13,824	($6,572)	$350,476

(Dollars in thousands)
December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,458	$2,212	$—	$31,670
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	217,136	14,097	—	231,233
States and political subdivisions	68,196	4,424	—	72,620
Trust preferred securities:
Individual name issuers	30,677	—	(5,926)	24,751
Collateralized debt obligations	4,036	—	(3,193)	843
Corporate bonds	13,905	476	—	14,381
Total securities available for sale	$363,408	$21,209	($9,119)	$375,498
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$40,381	$1,039	$—	$41,420
Total securities held to maturity	$40,381	$1,039	$—	$41,420
Total securities	$403,789	$22,248	($9,119)	$416,918

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

At June 30, 2013 and December 31, 2012, securities available for sale and held to maturity with a fair value of $333.2 million and $386.5 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings and letters of credit, potential borrowings with the FRB, certain public deposits and for other purposes.

The schedule of maturities of debt securities available for sale and held to maturity as of June 30, 2013 is presented below. Mortgage‑backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other debt securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.

(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$29,472	$—	$—	$—	$29,472
Weighted average yield	5.40%	—%	—%	—%	5.40%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	59,240	87,622	19,253	5,899	172,014
Weighted average yield	4.44%	3.98%	2.63%	2.51%	3.94%
State and political subdivisions:
Amortized cost	10,666	54,172	—	—	64,838
Weighted average yield	3.93%	3.90%	—%	—%	3.91%
Trust preferred securities:
Amortized cost	—	—	—	31,960	31,960
Weighted average yield	—%	—%	—%	1.31%	1.31%
Corporate bonds:
Amortized cost	5,031	5,704	402	—	11,137
Weighted average yield	6.63%	2.84%	2.44%	—%	4.54%
Total debt securities available for sale:
Amortized cost	$104,409	$147,498	$19,655	$37,859	$309,421
Weighted average yield	4.76%	3.91%	2.63%	1.50%	3.82%
Fair value	$106,699	$151,379	$20,461	$38,175	$316,714
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$8,993	$17,810	$5,840	$1,160	$33,803
Weighted average yield	2.40%	2.27%	2.11%	0.80%	2.23%
Fair value	$8,982	$17,788	$5,833	$1,159	$33,762

Included in the securities were debt securities with an amortized cost balance of $86.4 million and a fair value of $82.1 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from two to twenty-four years, with call features ranging from one month to four years.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2013	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	4	$34,756	($69)	—	$—	$—	4	$34,756	($69)
Trust preferred securities:
Individual name issuers	—	—	—	11	25,077	(5,619)	11	25,077	(5,619)
Collateralized debt obligations	—	—	—	1	397	(867)	1	397	(867)
Corporate bonds	2	406	(17)	—	—	—	2	406	(17)
Total temporarily impaired securities	6	$35,162	($86)	12	$25,474	($6,486)	18	$60,636	($6,572)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2012	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	$—	$—	11	$24,751	($5,926)	11	$24,751	($5,926)
Collateralized debt obligations	—	—	—	2	843	(3,193)	2	843	(3,193)
Total temporarily impaired securities	—	$—	$—	13	$25,594	($9,119)	13	$25,594	($9,119)

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

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at June 30, 2013 and December 31, 2012 were 11 trust preferred security holdings issued by seven individual companies in the financial services industry, specifically, the banking sector.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector. Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of June 30, 2013, trust preferred debt securities with an amortized cost of $11.9 million and unrealized losses of $2.2 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and its is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations (“CDO”)
Washington Trust has pooled trust preferred holdings in the form of collateralized debt obligations. The pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.

Valuations of pooled trust preferred holdings is dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices to remain at low levels.

The following table summarizes Washington Trust’s pooled trust preferred holdings:

(Dollars in thousands)	June 30, 2013			December 31, 2012
	Amortized Cost (1)	Fair Value	Unrealized Losses	Amortized Cost (1)	Fair Value	Unrealized Losses
Deal Name
Tropic CDO 1, tranche A4L	$—	$—	$—	$2,772	$613	($2,159)
Preferred Term Securities [PreTSL] XXV, tranche C1	1,264	397	(867)	1,264	230	(1,034)
Totals	$1,264	$397	($867)	$4,036	$843	($3,193)

(1)	Net of other-than-temporary impairment losses recognized in earnings.

The carrying value of Washington Trust’s investment in the Tropic CDO 1, tranche A4L (“Tropic”) was zero at June 30, 2013, compared to $2.8 million at December 31, 2012. This investment security had been classified in nonaccruing status with no interest recognition since 2009. In the first quarter of 2013, Washington Trust recognized an other-than-temporary impairment charge of $2.8 million on the Tropic security due to an announcement of liquidation by the trustee. On March 22, 2013, the trustee for the Tropic security issued a notice that a liquidation of the CDO entity, Tropic CDO I, Ltd., would take place at the direction of holders of the CDO tranches that are senior to certain subordinate tranches, of which Washington Trust is a note holder.  The estimated proceeds from the liquidation event are expected to be insufficient to satisfy the amount owed to the note holders of the CDO's subordinate tranches.  The Corporation had recognized other-than-temporary losses amounting to $2.1 million on this security in years prior to 2013; however, prior to the March 2013 announcement of the liquidation event, the expected future cash flows through the maturity of the CDO in the year 2033 were considered to be sufficient to recover the Corporation's remaining $2.8 million amortized cost.

Washington Trust’s investment in the PreTSL XXV, tranche C1 (“PreTSL”) is subordinate to two senior tranche levels. This investment security has been on nonaccrual status and has been deferring interest payments since December 2008. The June 30, 2013 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  As of June 30, 2013, this security had unrealized losses of $867 thousand and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no additional rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. Based on information available through the filing date of this report, there have been no additional adverse changes in deferral or default status of the underlying issuer institutions. Based on cash flow forecasts for this security, management expects to recover the remaining amortized cost of this security. Furthermore, Washington Trust does not intend to sell this security and its is not more likely than not that Washington Trust will be required to sell this security before recovery of its cost basis, which may be at maturity. Therefore, management does not consider the unrealized losses on this security to be other-than-temporary at June 30, 2013.

Credit-Related Impairment Losses Recognized on Debt Securities
The following table presents a roll forward of the balance of cumulative credit-related impairment losses recognized on debt securities for the periods indicated:

(Dollars in thousands)	Three months		Six months
Periods ended June 30,	2013	2012	2013	2012
Balance at beginning of period	$6,097	$3,313	$3,325	$3,104
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	—	—	2,772	209
Balance at end of period	$6,097	$3,313	$6,097	$3,313

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

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$758,437	32%	$710,813	31%
Construction and development (2)	39,449	2	27,842	1
Other (3)	512,228	21	513,764	23
Total commercial	1,310,114	55	1,252,419	55
Residential real estate:
Mortgages (4)	728,158	30	692,798	30
Homeowner construction	20,713	1	24,883	1
Total residential real estate	748,871	31	717,681	31
Consumer:
Home equity lines (5)	228,367	10	226,861	10
Home equity loans (5)	41,312	2	39,329	2
Other (6)	56,316	2	57,713	2
Total consumer	325,995	14	323,903	14
Total loans (7)	$2,384,980	100%	$2,294,003	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of June 30, 2013 and December 31, 2012, $213.9 million and $238.6 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit.

(2)	Loans for construction of residential and commercial properties and for land development.

(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. As of June 30, 2013, $48.1 million and $24.9 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2012 were $51.8 million and $29.5 million, respectively.

(4)	As of June 30, 2013 and December 31, 2012, $658.6 million and $627.4 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit.

(5)	As of June 30, 2013 and December 31, 2012, $190.8 million and $189.4 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit.

(6)	Fixed-rate consumer installment loans.

(7)
Includes net unamortized loan origination costs of $439 thousand and $39 thousand, respectively, and net unamortized premiums on purchased loans of $97 thousand and $83 thousand, respectively, at June 30, 2013 and December 31, 2012.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest or sooner if considered appropriate by management. Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectability of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

The following is a summary of nonaccrual loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Jun 30, 2013	Dec 31, 2012
Commercial:
Mortgages	$9,976	$10,681
Construction and development	—	—
Other	1,400	4,412
Residential real estate:
Mortgages	7,526	6,158
Homeowner construction	—	—
Consumer:
Home equity lines	325	840
Home equity loans	775	371
Other	24	81
Total nonaccrual loans	$20,026	$22,543
Accruing loans 90 days or more past due	$2,431	$—

As of June 30, 2013 and December 31, 2012, nonaccrual loans of $2.8 million and $1.6 million, respectively, were current as to the payment of principal and interest.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
June 30, 2013	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$536	$8,895	$9,431	$749,006	$758,437
Construction and development	—	—	—	—	39,449	39,449
Other	505	34	3,428	3,967	508,261	512,228
Residential real estate:
Mortgages	4,051	1,697	4,266	10,014	718,144	728,158
Homeowner construction	—	—	—	—	20,713	20,713
Consumer:
Home equity lines	1,155	205	27	1,387	226,980	228,367
Home equity loans	402	451	375	1,228	40,084	41,312
Other	31	33	13	77	56,239	56,316
Total loans	$6,144	$2,956	$17,004	$26,104	$2,358,876	$2,384,980

(Dollars in thousands)	Days Past Due
December 31, 2012	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$373	$408	$10,300	$11,081	$699,732	$710,813
Construction and development	—	—	—	—	27,842	27,842
Other	260	296	3,647	4,203	509,561	513,764
Residential real estate:
Mortgages	4,840	1,951	3,658	10,449	682,349	692,798
Homeowner construction	—	—	—	—	24,883	24,883
Consumer:
Home equity lines	753	207	528	1,488	225,373	226,861
Home equity loans	252	114	250	616	38,713	39,329
Other	129	64	66	259	57,454	57,713
Total loans	$6,607	$3,040	$18,449	$28,096	$2,265,907	$2,294,003

Included in past due loans as of June 30, 2013 and December 31, 2012, were nonaccrual loans of $17.2 million and $21.0 million, respectively. Accruing loans 90 days or more past due amounted to 2.4 million at June 30, 2013, consisting of one well-secured commercial and industrial loan. This loan was current with respect to interest payments; however, it was past maturity. This loan was renewed in July of 2013 and is no longer past due. All loans 90 days or more past due at December 31, 2012 were classified as nonaccrual.

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

The following is a summary of impaired loans, as of the dates indicated:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
No Related Allowance Recorded:
Commercial:
Mortgages	$3,399	$2,357	$7,421	$2,360	$—	$—
Construction and development	—	—	—	—	—	—
Other	2,621	1,058	2,620	1,057	—	—
Residential real estate:
Mortgages	329	1,294	345	1,315	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$6,349	$4,709	$10,386	$4,732	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$25,647	$17,897	$26,716	$19,738	$1,121	$1,720
Construction and development	—	—	—	—	—	—
Other	1,385	9,939	1,749	10,690	349	694
Residential real estate:
Mortgages	3,533	2,576	3,909	2,947	638	463
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	173	187	174	255	1	1
Home equity loans	60	117	59	160	16	—
Other	131	137	133	136	1	2
Subtotal	$30,929	$30,853	$32,740	$33,926	$2,126	$2,880
Total impaired loans	$37,278	$35,562	$43,126	$38,658	$2,126	$2,880
Total:
Commercial	$33,052	$31,251	$38,506	$33,845	$1,470	$2,414
Residential real estate	3,862	3,870	4,254	4,262	638	463
Consumer	364	441	366	551	18	3
Total impaired loans	$37,278	$35,562	$43,126	$38,658	$2,126	$2,880

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the average recorded investment and interest income recognized on impaired loans segregated by loan class for the periods indicated:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended June 30,	2013	2012	2013	2012
Commercial:
Mortgages	$27,904	$5,773	$152	$35
Construction and development	—	—	—	—
Other	7,385	11,257	50	84
Residential real estate:
Mortgages	4,496	4,743	27	18
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	191	138	1	—
Home equity loans	69	125	1	3
Other	144	143	2	3
Totals	$40,189	$22,179	$233	$143

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Six months ended June 30,	2013	2012	2013	2012
Commercial:
Mortgages	$24,423	$8,382	$252	$105
Construction and development	—	—	—	—
Other	9,001	11,049	114	158
Residential real estate:
Mortgages	4,250	5,102	49	45
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	227	191	4	1
Home equity loans	87	148	4	4
Other	153	154	4	5
Totals	$38,141	$25,026	$427	$318

At June 30, 2013, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $23.6 million and $20.2 million, respectively, at June 30, 2013 and December 31, 2012. These amounts included accrued interest of $60 thousand and $13 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $649 thousand and $898 thousand, respectively, at June 30, 2013 and December 31, 2012. As of June 30, 2013, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present loans modified as a troubled debt restructuring during the periods indicated:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended June 30,	2013	2012	2013	2012	2013	2012
Commercial:
Mortgages	3	1	$9,504	$197	$9,504	$197
Construction and development	—	—	—	—	—	—
Other	5	2	1,168	375	1,168	375
Residential real estate:
Mortgages	—	2	—	651	—	651
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	8	5	$10,672	$1,223	$10,672	$1,223

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Six months ended June 30,	2013	2012	2013	2012	2013	2012
Commercial:
Mortgages	5	3	$9,956	$861	$9,876	$861
Construction and development	—	—	—	—	—	—
Other	5	7	1,168	1,625	1,168	1,625
Residential real estate:
Mortgages	—	2	—	651	—	651
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	1	—	92	—	92	—
Home equity loans	—	—	—	—	—	—
Other	—	2	—	5	—	5
Totals	11	14	$11,216	$3,142	$11,136	$3,142

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

The following table provides information on how loans were modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2013	2012	2013	2012
Payment deferral	$—	$240	$—	$240
Maturity / amortization concession	—	24	—	917
Interest only payments	323	—	415	361
Below market interest rate concession	9,504	761	9,818	1,426
Combination (1)	845	198	983	198
Total	$10,672	$1,223	$11,216	$3,142

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

The following tables present loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the periods indicated:

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Three months ended June 30,	2013	2012	2013	2012
Commercial:
Mortgages	1	1	$482	$197
Construction and development	—	—	—	—
Other	—	2	—	52
Residential real estate:
Mortgages	—	1	—	495
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	1	—	12
Totals	1	5	$482	$756

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Six months ended June 30,	2013	2012	2013	2012
Commercial:
Mortgages	2	1	$717	$197
Construction and development	—	—	—	—
Other	—	2	—	52
Residential real estate:
Mortgages	—	1	—	495
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	1	—	32	—
Other	—	1	—	12
Totals	3	5	$749	$756

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. As of June 30, 2013 and December 31, 2012, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.67 and 4.77, respectively.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Mortgages	$725,186	$669,220	$19,406	$21,649	$13,845	$19,944
Construction and development	39,449	27,842	—	—	—	—
Other	490,285	483,371	19,401	24,393	2,542	6,000
Total commercial loans	$1,254,920	$1,180,433	$38,807	$46,042	$16,387	$25,944

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Residential Real Estate:
Accruing mortgages	$720,632	$686,640	$—	$—
Nonaccrual mortgages	3,260	2,500	4,266	3,658
Homeowner construction	20,713	24,883	—	—
Total residential real estate loans	$744,605	$714,023	$4,266	$3,658
Consumer:
Home equity lines	$228,340	$226,333	$27	$528
Home equity loans	40,937	39,078	375	251
Other	56,303	57,648	13	65
Total consumer loans	$325,580	$323,059	$415	$844

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(6)	Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for individual loans deemed to be impaired, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators, and (3) general loss allocations for other environmental factors, which is classified as “unallocated.”

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

Loss allocation factors are used for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar credit quality indicators. Individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system described in Note 5 under the caption “Credit Quality Indicators” and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. Portfolios of more homogeneous populations of loans including the various categories of residential mortgages and consumer loans are analyzed as groups, taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product.

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

The following tables present the activity in the allowance for loan losses for the three months ended June 30, 2013 and 2012:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$9,607	$246	$5,966	$15,819	$4,533	$2,489	$8,298	$31,139
Charge-offs	(4,000)	—	(85)	(4,085)	(39)	(51)		(4,175)
Recoveries	186	—	22	208	3	9		220
Provision	955	31	(461)	525	194	8	(27)	700
Ending Balance	$6,748	$277	$5,442	$12,467	$4,691	$2,455	$8,271	$27,884

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$9,352	$110	$5,906	$15,368	$4,325	$2,133	$8,219	$30,045
Charge-offs	—	—	(580)	(580)	(16)	(100)		(696)
Recoveries	388	—	31	419	63	17		499
Provision	(795)	54	882	141	341	331	(213)	600
Ending Balance	$8,945	$164	$6,239	$15,348	$4,713	$2,381	$8,006	$30,448

The following tables present the activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$9,407	$224	$5,996	$15,627	$4,269	$2,684	$8,293	$30,873
Charge-offs	(4,114)	—	(178)	(4,292)	(48)	(209)		(4,549)
Recoveries	192	—	44	236	3	21		260
Provision	1,263	53	(420)	896	467	(41)	(22)	1,300
Ending Balance	$6,748	$277	$5,442	$12,467	$4,691	$2,455	$8,271	$27,884

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,195	$95	$6,200	$14,490	$4,694	$2,452	$8,166	$29,802
Charge-offs	(9)	—	(910)	(919)	(250)	(208)		(1,377)
Recoveries	390	—	37	427	73	23		523
Provision	369	69	912	1,350	196	114	(160)	1,500
Ending Balance	$8,945	$164	$6,239	$15,348	$4,713	$2,381	$8,006	$30,448

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology.

(Dollars in thousands)	June 30, 2013		December 31, 2012
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$28,994	$1,121	$20,250	$1,720
Construction & development	—	—	—	—
Other	4,001	349	10,989	694
Residential real estate mortgages	3,858	638	3,868	463
Consumer	364	18	440	3
Subtotal	$37,217	$2,126	$35,547	$2,880
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$729,443	$5,627	$690,563	$7,687
Construction & development	39,449	277	27,842	224
Other	508,227	5,093	502,775	5,302
Residential real estate mortgages	745,013	4,053	713,813	3,806
Consumer	325,631	2,437	323,463	2,681
Subtotal	$2,347,763	$17,487	$2,258,456	$19,700
Unallocated	—	8,271	—	8,293
Total	$2,384,980	$27,884	$2,294,003	$30,873

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(7)	Time Certificates of Deposit
Scheduled maturities and weighted average interest rates paid on time certificates of deposit outstanding at June 30, 2013 were as follows:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2013 through December 31, 2013	$327,157	0.69%
2014	224,956	1.33%
2015	121,861	2.08%
2016	77,514	1.68%
2017	40,017	1.58%
Thereafter	19,794	1.18%
	$811,299

The following table represents the amount of certificates of deposit of $100 thousand or more at June 30, 2013 maturing during the periods indicated:

(Dollars in thousands)	Scheduled Maturity
July 1, 2013 to September 30, 2013	$166,708
October 1, 2013 to December 31, 2013	49,418
January 1, 2014 to June 30, 2014	40,118
July 1, 2014 and beyond	125,513
$381,757

(8)	Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $373.3 million and $361.2 million, respectively, at June 30, 2013 and December 31, 2012. The Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million. In addition, the FHLBB has issued standby letters of credit to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposit at the FHLBB. The Bank’s unused remaining available borrowing capacity at the FHLBB was approximately $470.5 million and $536.2 million, respectively, at June 30, 2013 and December 31, 2012.

Redemption of Certain Trust Preferred Securities and Related Junior Subordinated Debentures
The Bancorp is the sponsor of the Washington Preferred Capital Trust, a statutory trust created for the sole purpose of the April 7, 2008 issuance of trust preferred securities, the proceeds of which were invested in junior subordinated debentures of the Bancorp. On June 17, 2013, the Bancorp redeemed in whole at par the outstanding trust preferred securities and related subordinated debentures totaling $10.0 million in trust preferred securities at an interest rate of three-month LIBOR plus 3.50%. The source of funds used for the redemption was made available from our balance sheet liquidity. The Bancorp also had a related interest rate swap contract designated as a cash flow hedge, which matured at redemption on June 17, 2013. As a result of the redemption, unamortized debit issuance costs of $244 thousand were expensed and classified as interest expense in June 2013.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(9)	Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total Capital (to Risk-Weighted Assets):
Corporation	$304,196	13.06%	$186,380	8.00%	$232,974	10.00%
Bank	$298,406	12.82%	$186,206	8.00%	$232,758	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$276,038	11.85%	$93,190	4.00%	$139,785	6.00%
Bank	$270,248	11.61%	$93,103	4.00%	$139,655	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$276,038	9.32%	$118,473	4.00%	$148,091	5.00%
Bank	$270,248	9.14%	$118,271	4.00%	$147,839	5.00%
December 31, 2012
Total Capital (to Risk-Weighted Assets):
Corporation	$304,716	13.26%	$183,876	8.00%	$229,845	10.00%
Bank	$299,503	13.05%	$183,651	8.00%	$229,564	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$275,956	12.01%	$91,938	4.00%	$137,907	6.00%
Bank	$270,778	11.80%	$91,826	4.00%	$137,738	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$275,956	9.30%	$118,733	4.00%	$148,417	5.00%
Bank	$270,778	9.14%	$118,535	4.00%	$148,169	5.00%
(1)    Leverage ratio

(10)	Derivative Financial Instruments
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

Cash Flow Hedging Instruments
As of June 30, 2013, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $23 million of variable rate junior subordinated debentures, compared to three interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debentures as of December 31, 2012.  See additional disclosure in Note 8 regarding the June 2013 redemption of junior subordinated debentures. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

has pledged collateral to derivative counterparties in the form of cash totaling $2.0 million at June 30, 2013 and December 31, 2012.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Customer Related Derivative Contracts
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in making loans.  As of June 30, 2013 and December 31, 2012, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $65.3 million and $70.5 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2013	Dec 31, 2012	Balance Sheet Location	Jun 30, 2013	Dec 31, 2012
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$1,193	$1,619
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	Other assets	927	2,513	Other liabilities	186	—
Commitments to sell fixed-rate mortgage loans	Other assets	616	—	Other liabilities	1,083	4,191
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	2,710	3,851	Other liabilities	210	—
Mirror swaps with counterparties	Other assets	255	—	Other liabilities	2,779	3,952
Total		$4,508	$6,364		$5,451	$9,762

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
	Three months		Six months			Three months		Six months
Periods ended June 30,	2013	2012	2013	2012		2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts	$152	($16)	$272	$19	Interest Expense	$—	$—	$—	$—
Total	$152	($16)	$272	$19		$—	$—	$—	$—

(Dollars in thousands)		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three months		Six months
Periods ended June 30,		2013	2012	2013	2012
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	($855)	$1,248	($1,773)	$1,199
Commitments to sell fixed-rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	1,753	(1,586)	3,724	(1,305)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	(407)	398	(411)	609
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	559	(401)	582	(585)
Total		$1,050	($341)	$2,122	($82)

(11)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of June 30, 2013 and December 31, 2012, securities available for sale, residential real estate mortgage loans held for sale and derivatives were recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3. Level 3 securities were comprised of pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded. In the first quarter of 2013, Washington Trust recognized an other-than-temporary impairment charge on one of its pooled trust preferred debt securities, reducing its carrying value to zero. See Note 4 for additional disclosure regarding pooled trust preferred debt securities. As of June 30, 2013 and December 31, 2012, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the security.  The weighting was then used to determine an overall fair value.  Management believes that this approach is most representative of fair value for such securities in current market conditions.

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

The aggregate principal amount of its portfolio of residential real estate mortgage loans held for sale was $29.2 million and $48.4 million, respectively, at June 30, 2013 and December 31, 2012. The aggregate fair value of this portfolio as of the same dates was $28.9 million and $50.1 million, respectively. As of June 30, 2013, the aggregate fair value of mortgage loans held for sale was less than the aggregate principal amount by $274 thousand. As of December 31, 2012, the aggregate fair value of mortgage loans held for sale exceeded the aggregate principal amount by $1.7 million. There were no mortgage loans held for sale 90 days or more past due as of June 30, 2013 and December 31, 2012.

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

(Dollars in thousands)
	Three Months		Six months
Periods ended June 30,	2013	2012	2013	2012
Mortgage loans held for sale	($898)	$338	($1,959)	$106
Commitments to originate	(855)	1,248	(1,773)	1,199
Commitments to sell	1,753	(1,586)	3,724	(1,305)
Total changes in fair value	$—	$—	($8)	$—

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
June 30, 2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$30,938	$—	$30,938
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	181,225	—	181,225
States and political subdivisions	—	67,688	—	67,688
Trust preferred securities:
Individual name issuers	—	25,077	—	25,077
Collateralized debt obligations	—	—	397	397
Corporate bonds	—	11,389	—	11,389
Mortgage loans held for sale	—	28,889	—	28,889
Derivative assets (1):
Interest rate swap contracts with customers	—	2,965	—	2,965
Forward loan commitments	—	1,543	—	1,543
Total assets at fair value on a recurring basis	$—	$349,714	$397	$350,111
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$2,989	$—	$2,989
Interest rate risk management swap contracts	—	1,193	—	1,193
Forward loan commitments	—	1,269	—	1,269
Total liabilities at fair value on a recurring basis	$—	$5,451	$—	$5,451

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$31,670	$—	$31,670
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	231,233	—	231,233
States and political subdivisions	—	72,620	—	72,620
Trust preferred securities:
Individual name issuers	—	24,751	—	24,751
Collateralized debt obligations	—	—	843	843
Corporate bonds	—	14,381	—	14,381
Mortgage loans held for sale	—	40,243	9,813	50,056
Derivative assets (1):
Interest rate swap contracts with customers	—	3,851	—	3,851
Forward loan commitments	—	2,469	44	2,513
Total assets at fair value on a recurring basis	$—	$421,218	$10,700	$431,918
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$3,952	$—	$3,952
Interest rate risk management swap contracts	—	1,619	—	1,619
Forward loan commitments	—	4,005	186	4,191
Total liabilities at fair value on a recurring basis	$—	$9,576	$186	$9,762

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the six months ended June 30, 2013 and 2012, there were no transfers in and/or out of Level 1, 2 or 3.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated:

Three months ended June 30,	2013					2012
(Dollars in thousands)	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)		Total	Securities Available for Sale (1)
Balance at beginning of period	$404	$7,955	$48		$8,407	$749
Gains and losses (realized and unrealized):
Included in earnings (4)	—	48	(48)		—	—
Included in other comprehensive income	(7)	—	—		(7)	18
Purchases	—	—	—	—	—	—
Issuances	—	(5,176)	—		(5,176)	—
Sales	—	(2,827)	—	—	(2,827)	—
Settlements	—	—	—	—	—	—
Transfers into Level 3	—	—	—		—	—
Transfers out of Level 3	—	—	—		—	—
Balance at end of period	$397	$—	$—		$397	$767

Six months ended June 30,	2013				2012
(Dollars in thousands)	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total	Securities Available for Sale (1)
Balance at beginning of period	$843	$9,813	($142)	$10,514	$887
Gains and losses (realized and unrealized):
Included in earnings (4)	(2,772)	(150)	142	(2,780)	(209)
Included in other comprehensive income	2,459	—	—	2,459	89
Purchases	—	—	—	—	—
Issuances	—	12,692	—	12,692	—
Sales	—	(22,355)	—	(22,355)	—
Settlements	(133)	—	—	(133)	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance at end of period	$397	$—	$—	$397	$767

(1)	During the periods indicated, Level 3 securities available for sale were comprised of pooled trust preferred debt securities in the form of collateralized debt obligations.

(2)	During the periods indicated, Level 3 mortgage loans held for sale consisted of certain mortgage loans whose fair value was determined utilizing a discounted cash flow analysis.

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

(Dollars in thousands)	June 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Trust preferred securities:
Collateralized debt obligations	$397	Discounted Cash Flow	Discount Rate	16.50%
			Cumulative Default %	3.0% - 100% (19.1%)
			Loss Given Default %	85% - 100% (91.0%)

(Dollars in thousands)	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Trust preferred securities:
Collateralized debt obligations	$843	Discounted Cash Flow	Discount Rate	16.75%
			Cumulative Default %	3.3% - 100% (25.7%)
			Loss Given Default %	85% - 100% (90.9%)

Mortgage loans held for sale	$9,813	Discounted Cash Flow	Interest Rate	2.875% - 4.95% (3.71%)
			Credit Risk Adjustment	0.25%

Forward loan commitments - assets	$44	Discounted Cash Flow	Interest Rate	3.25% - 3.875% (3.56%)
			Credit Risk Adjustment	0.25%

Forward loan commitments - liabilities	($186)	Discounted Cash Flow	Interest Rate	3.25% - 3.875% (3.69%)
			Credit Risk Adjustment	0.25%

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

The following tables present the carrying value of certain assets measured at fair value on a nonrecurring basis as of the dates indicated:

(Dollars in thousands)	June 30, 2013
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$10,533	$10,533
Property acquired through foreclosure or repossession	—	—	811	811
Total assets at fair value on a nonrecurring basis	$—	$—	$11,344	$11,344

The allowance for loan losses on collateral dependent impaired loans amounted to $442 thousand at June 30, 2013.

(Dollars in thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$9,550	$9,550
Property acquired through foreclosure or repossession	—	—	1,073	1,073
Total assets at fair value on a nonrecurring basis	$—	$—	$10,623	$10,623

The allowance for loan losses allocation on collateral dependent impaired loans amounted to $2.0 million at December 31, 2012.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value for the dates indicated.

(Dollars in thousands)	June 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$10,533	Appraisals of collateral	Discount for costs to sell	1% - 50% (10%)
			Appraisal adjustments (1)	0% - 40% (2%)
Property acquired through foreclosure or repossession	$811	Appraisals of collateral	Discount for costs to sell	0% - 10% (7%)
			Appraisal adjustments (1)	6% - 25% (17%)

(Dollars in thousands)	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$9,550	Appraisals of collateral	Discount for costs to sell	0% - 50% (11%)
			Appraisal adjustments (1)	0% - 27% (18%)
Property acquired through foreclosure or repossession	$1,073	Appraisals of collateral	Discount for costs to sell	0% - 10% (5%)
			Appraisal adjustments (1)	15% - 34% (21%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed-rate and adjustable rate interest terms to determine their fair value. The fair value of fixed-rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at June 30, 2013 and December 31, 2012 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market. The fair value of floating rate commercial and consumer loans approximates carrying value. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. Loans are classified within Level 3 of the fair value hierarchy.

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

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2013 and December 31, 2012. The tables exclude financial instruments for which the carrying value approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock, accrued interest receivable and bank-owned life insurance. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, other borrowings and accrued interest payable.

(Dollars in thousands)			Fair Value Measurements
June 30, 2013	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$33,803	$33,762	$—	$33,762	$—
Loans, net of allowance for loan losses	2,357,096	2,415,177	—	—	2,415,177
Loan servicing rights (1)	1,759	1,890	—	—	1,890

Financial Liabilities:
Time deposits	$811,299	$819,816	$—	$819,816	$—
FHLBB advances	373,341	395,409	—	395,409	—
Junior subordinated debentures	22,681	14,689	—	14,689	—

(1)	The carrying value of loan servicing rights is net of $131 thousand in reserves as of June 30, 2013. The estimated fair value does not include such adjustment.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)			Fair Value Measurements
December 31, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$40,381	$41,420	$—	$41,420	$—
Loans, net of allowance for loan losses	2,263,130	2,350,153	—	—	2,350,153
Loan servicing rights (1)	1,110	1,275	—	—	1,275

Financial Liabilities:
Time deposits	$870,232	$879,705	$—	$879,705	$—
FHLBB advances	361,172	392,805	—	392,805	—
Junior subordinated debentures	32,991	23,371	—	23,371	—

(1)	The carrying value of loan servicing rights is net of $165 thousand in reserves as of December 31, 2012. The estimated fair value does not include such adjustment.

(12)	Defined Benefit Pension Plans
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

The composition of net periodic benefit cost was as follows for the periods indicated:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three months		Six months		Three months		Six months
Periods ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$731	$643	$1,461	$1,287	$49	$37	$99	$75
Interest cost	719	706	1,438	1,412	115	126	230	252
Expected return on plan assets	(924)	(747)	(1,849)	(1,493)	—	—	—	—
Amortization of prior service cost	(9)	(9)	(17)	(17)	—	—	—	—
Recognized net actuarial loss	414	247	828	491	49	30	98	59
Net periodic benefit cost	$931	$840	$1,861	$1,680	$213	$193	$427	$386

(13)	Share-Based Compensation Arrangements
On April 23, 2013, Bancorp’s shareholders approved the 2013 Stock Option and Incentive Plan (“2013 Plan”). Under the 2013 Plan, the maximum number of shares of the Bancorp’s common stock to be issued is 1,748,250. Under the 2013 Plan, the Corporation is permitted to issue various incentive awards, such as stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards. The Corporation also has two other share-based compensation plans, the 2003 Stock Incentive Plan, as amended, and the 1997 Equity Incentive Plan, as amended. See our Annual Report on Form 10‑K for the fiscal year ended December 31, 2012.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Nonvested Share Units
During the six months ended June 30, 2013, the Corporation granted the following nonvested share units to directors.

Date	Units Granted	Fair Value	Plan	Vesting Period
4/23/2013	12,000	$26.79	2013 Plan	3 year cliff vesting

The nonvested share units awarded were valued at the fair market value as of the award date.

Nonvested Performance Shares
During the six months ended June 30, 2013, the Corporation granted the following performance share award to certain executive officers.

Date	Share Range	Fair Value	Plan	Vesting Period
1/22/2013	0 to 60,300	$26.05	2003 Stock Incentive Plan	3 year performance period

The performance shares awarded were valued at the fair market value as of the award date. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 150% of the target, or 45,225 shares.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012
Net interest income (expense)	$19,731	$19,552	$2	($2)	$2,676	$2,861	$22,409	$22,411
Noninterest income	7,991	7,580	7,912	7,472	491	1,122	16,394	16,174
Total income	27,722	27,132	7,914	7,470	3,167	3,983	38,803	38,585
Provision for loan losses	700	600	—	—	—	—	700	600
Noninterest expenses:
Depreciation and amortization expense	624	602	325	331	54	54	1,003	987
Other noninterest expenses	16,268	15,858	5,022	4,827	2,712	3,556	24,002	24,241
Total noninterest expenses	16,892	16,460	5,347	5,158	2,766	3,610	25,005	25,228
Income before income taxes	10,130	10,072	2,567	2,312	401	373	13,098	12,757
Income tax expense (benefit)	3,402	3,463	949	858	(236)	(277)	4,115	4,044
Net income	$6,728	$6,609	$1,618	$1,454	$637	$650	$8,983	$8,713

Total assets at period end	$2,509,407	$2,331,097	$52,129	$49,869	$499,771	$660,084	$3,061,307	$3,041,050
Expenditures for long-lived assets	$367	$1,782	$28	$7	$15	$12	$410	$1,801

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012
Net interest income (expense)	$39,242	$39,180	$9	$1	$5,625	$5,615	$44,876	$44,796
Noninterest income	15,937	14,287	15,386	14,657	(1,763)	1,462	29,560	30,406
Total income	55,179	53,467	15,395	14,658	3,862	7,077	74,436	75,202
Provision for loan losses	1,300	1,500	—	—	—	—	1,300	1,500
Noninterest expenses:
Depreciation and amortization expense	1,262	1,204	652	633	109	120	2,023	1,957
Other noninterest expenses	31,404	30,624	10,134	9,799	5,628	6,247	47,166	46,670
Total noninterest expenses	32,666	31,828	10,786	10,432	5,737	6,367	49,189	48,627
Income before income taxes	21,213	20,139	4,609	4,226	(1,875)	710	23,947	25,075
Income tax expense (benefit)	7,898	6,914	1,815	1,577	(2,170)	(567)	7,543	7,924
Net income	$13,315	$13,225	$2,794	$2,649	$295	$1,277	$16,404	$17,151

Total assets at period end	$2,509,407	$2,331,097	$52,129	$49,869	$499,771	$660,084	$3,061,307	$3,041,050
Expenditures for long-lived assets	$737	$2,674	$54	$713	$46	$66	$837	$3,453

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(15)	Other Comprehensive Income
The following table presents the activity in other comprehensive income (loss) and the affected line item in the Consolidated Statement of Income for the periods indicated:

Three months ended June 30,	2013			2012
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($5,958)	($2,137)	($3,821)	($934)	($333)	($601)
Net gains on securities reclassified into earnings (1)	—	—	—	(299)	(107)	(192)
Net change in fair value of securities available for sale	(5,958)	(2,137)	(3,821)	(1,233)	(440)	(793)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	—	—	—	—	—	—
Cash flow hedges:
Change in fair value of cash flow hedges	52	18	34	(199)	(71)	(128)
Net cash flow hedge losses reclassified into earnings (3)	184	66	118	174	62	112
Net unrealized losses on cash flow hedges	236	84	152	(25)	(9)	(16)
Defined benefit plan obligation adjustment (4)	454	162	292	266	95	171
Total other comprehensive loss	($5,268)	($1,891)	($3,377)	($992)	($354)	($638)

Six months ended June 30,	2013			2012
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($7,569)	($2,695)	($4,874)	($693)	($235)	($458)
Net losses (gains) on securities reclassified into earnings (1)	613	220	393	(214)	(76)	(138)
Net change in fair value of securities available for sale	(6,956)	(2,475)	(4,481)	(907)	(311)	(596)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	2,159	775	1,384	124	44	80
Cash flow hedges:
Change in fair value of cash flow hedges	45	13	32	(320)	(116)	(204)
Net cash flow hedge losses reclassified into earnings (3)	374	134	240	347	124	223
Net change in fair value of cash flow hedges	419	147	272	27	8	19
Defined benefit plan obligation adjustment (4)	909	280	629	533	177	356
Total other comprehensive loss	($3,469)	($1,273)	($2,196)	($223)	($82)	($141)

(1)	Reported as total other-than-temporary impairment losses on securities in the Consolidated Income Statement.

(2)	Reported as the portion of loss recognized in other comprehensive income in the Consolidated Income Statement.

(3)	Included in interest expense on junior subordinated debentures in the Consolidated Income Statement.

(4)	Included in salaries and employee benefits expense in the Consolidated Income Statement. See Note 12 and the Annual Report on Form 10‑K for fiscal year 2012 for additional information.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the changes in accumulated other comprehensive income by component, net of tax, for the six months ended June 30, 2013:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2012	$9,711	($1,938)	($1,006)	($17,266)	($10,499)
Other comprehensive income before reclassifications	(4,874)	—	32	—	(4,842)
Amounts reclassified from accumulated other comprehensive income	393	1,384	240	629	2,646
Net other comprehensive income	(4,481)	1,384	272	629	(2,196)
Balance at June 30, 2013	$5,230	($554)	($734)	($16,637)	($12,695)

The following table presents the changes in accumulated other comprehensive income by component, net of tax, for the six months ended June 30, 2012:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2011	$13,143	($2,062)	($1,127)	($11,849)	($1,895)
Net other comprehensive income	(596)	80	19	356	(141)
Balance at June 30, 2012	$12,547	($1,982)	($1,108)	($11,493)	($2,036)

(16)	Earnings Per Common Share
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

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six months
Periods ended June 30,	2013	2012	2013	2012
Net income	$8,983	$8,713	$16,404	$17,151
Less dividends and undistributed earnings allocated to participating securities	(39)	(40)	(78)	(74)
Net income applicable to common shareholders	$8,944	$8,673	$16,326	$17,077

Weighted average basic common shares	16,454	16,358	16,428	16,344
Dilutive effect of common stock equivalents	127	34	130	37
Weighted average diluted common shares	16,581	16,392	16,558	16,381

Earnings per common share:
Basic	$0.54	$0.53	$0.99	$1.04
Diluted	$0.54	$0.53	$0.99	$1.04

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 241 thousand and 394 thousand, respectively, for the three months ended June 30, 2013 and 2012. These amounts totaled 394 thousand and 393 thousand, respectively, for the six months ended June 30, 2013 and 2012.

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

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	Jun 30, 2013	Dec 31, 2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$225,599	$223,426
Home equity lines	195,981	184,941
Other loans	29,152	30,504
Standby letters of credit	1,222	1,039
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	51,435	67,792
Commitments to sell fixed-rate mortgage loans	80,598	116,162
Customer related derivative contracts:
Interest rate swaps with customers	65,334	70,493
Mirror swaps with counterparties	65,334	70,493
Interest rate risk management contract:
Interest rate swap	22,681	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.  The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year.  As of June 30, 2013 and December 31, 2012, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $1.2 million and $1.0 million, respectively. At June 30, 2013 and December 31, 2012, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three and six months ended June 30, 2013 and 2012 was immaterial.

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

Leases
As of June 30, 2013 and December 31, 2012, the Corporation was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities.  Rental expense under the operating leases amounted to $672 thousand and $1.3 million, respectively, for the three and six months ended June 30, 2013, compared to $770 thousand and $1.4 million, respectively, for the same periods in 2012. Rental expense is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income.

As of June 30, 2013, the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)
July 1, 2013 to December 31, 2013	$1,176
2014	2,407
2015	1,895
2016	1,618
2017	1,450
Thereafter	14,612
Total minimum lease payments	$23,158

Lease expiration date ranges have not changed significantly since December 31, 2012.

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of June 30, 2013 and December 31, 2012, the unpaid principal balance of loans repurchased due to representation and warranty claims was $685 thousand and $843 thousand, respectively. Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $250 thousand at June 30, 2013 and December 31, 2012 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2012, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the full-year ended December 31, 2013 or any future period.

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

Some of the factors that might cause these differences include the following: continued weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, additional government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Washington Trust opened its fourth mortgage lending office in March 2012 and a new full-service branch in July 2012. We believe the Corporation’s financial strength and stability, capital resources and reputation as the largest independent bank headquartered in Rhode Island, were key factors in the expansion of our retail and mortgage banking business and in delivering solid results in the second quarter of 2013. We will continue to leverage our strong, statewide brand to build market share in Rhode Island whenever possible and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. In the first quarter of 2014, Washington Trust plans to open a new full-service branch in Johnston, Rhode Island, in Providence County. This branch will be the Washington Trust’s nineteenth branch office and its first in Johnston.

Composition of Earnings
Net income for the second quarter of 2013 amounted to $9.0 million or 54 cents per diluted share, compared to $8.7 million, or 53 cents per diluted share, reported for the second quarter of 2012.  The returns on average equity and average assets for the second quarter of 2013 were 11.84% and 1.18%, respectively, compared to 11.98% and 1.16%, respectively, for the same quarter in 2012.

For the six months ended June 30, 2013, net income amounted to $16.4 million, or 99 cents per diluted share, compared to $17.2 million, or $1.04 per diluted share, reported for the same period in 2012.  The returns on average equity and average assets for the first six months of 2013 were 10.88% and 1.08%, respectively, compared to 11.92% and 1.13%, respectively, for the same period in 2012.

2013 results included the following transactions, which resulted in a reduction of 2 cents and 13 cents per diluted share in the three and six months ended June 30, 2013, respectively:

•
During the second quarter of 2013, certain junior subordinated debentures were redeemed and as a result, unamortized debt issuance costs of $244 thousand were expensed and classified as interest expense.

•	Expense of $270 thousand, classified in salaries and employee benefits expense, was recognized in the second quarter of 2013 for executive severance related matters.

•
Other-than-temporary impairment (“OTTI”) charges of $2.8 million were recognized in the first quarter of 2013. There were no such charges recognized in the second quarter of 2013. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

2012 results included the following transactions, which resulted in a reduction of 2 cents and 5 cents per diluted share in the three and six months ended June 30, 2012, respectively:

•
Balance sheet management transactions were executed in the second quarter of 2012, consisting of the sale of mortgage‑backed securities and the prepayment of FHLBB advances. As a result, net realized gains on securities of $217 thousand and debt prepayment penalty expense of $961 thousand were recognized in the second quarter of 2012.

•	A gain of $348 thousand was recognized on the sale of bank property in the second quarter of 2012 and was classified in other income.

•	OTTI charges of $209 thousand were recognized in the first quarter of 2012. There were no such charges recognized in the second quarter of 2012.

•
A charge of $131 thousand, classified in net occupancy expense, was recognized in the second quarter of 2012 due to the termination of an operating lease associated with the closure of a branch in September 2012.

Excluding the above mentioned transactions, results for the first six months of 2013 primarily reflected continued solid mortgage banking results (net gains on loan sales and commissions on loans originated for others), higher wealth management revenues and a lower provision for loan losses, partially offset by increases in salaries and employee benefit costs.

Net interest income for the three and six months ended June 30, 2013 amounted to $22.4 million and $44.9 million, respectively, essentially level with the amounts recognized in the same periods in 2012. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) for the three and six months ended June 30, 2013 was 3.26% and 3.29%, respectively, compared to 3.30% and 3.28% for the same periods a year earlier. The above mentioned debt issuance costs expensed and classified as interest expense resulted in a reduction of 4 basis points and 2 basis points, respectively, in the net interest margin for the three and six months ended June 30, 2013. See additional discussion in the “Results of Operations” section under the caption “Net Interest Income” below.

The loan loss provision charged to earnings for the three and six months ended June 30, 2013 amounted to $700 thousand and $1.3 million, respectively. Comparable amounts for the same periods in 2012 amounted to $600 thousand and $1.5 million, respectively. Net charge-offs for second quarter and first half of 2013 totaled $4.0 million and $4.3 million, respectively, compared to $197 thousand and $854 thousand, respectively, for the same periods a year earlier. The higher level of net charge‑offs in 2013 was due to a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan. See additional discussion in the “Results of Operations” section under the caption “Provisions and Allowance for Loan Losses” below.

Revenue from wealth management services is our largest source of noninterest income. For the three and six months ended June 30, 2013, wealth management revenues totaled $7.9 million and $15.4 million, respectively, up by 6% and 5%, respectively, from the same periods in 2012 due to an increase in asset‑based wealth management revenues. Wealth management assets under administration totaled $4.43 billion at June 30, 2013, compared to $4.20 billion at December 31, 2012 and $4.08 billion at June 30, 2012, largely reflecting net investment appreciation and income.

Mortgage banking revenues, which are dependent on mortgage origination volume and are sensitive to interest rates and the condition of the housing markets, amounted to $3.5 million and $7.7 million, respectively, for the three and six months ended June 30, 2013, up by 16% and 25%, respectively, from the same periods in 2012. Residential real estate loans sold to the secondary market, including brokered loans, totaled $132.2 million and $285.0 million, respectively, for the three and six months ended June 30, 2013. Comparable amounts for the same periods in 2012 were $118.7 million and $244.4 million, respectively. While these amounts have increased year over year, in the latter portion of the second quarter of 2013 mortgage loan refinancing activity declined due to an increase in market interest rates.

Noninterest expenses for the three and six months ended June 30, 2013 amounted to $25.0 million and $49.2 million, respectively, down by 1% and up by 1%, respectively, from the comparable 2012 periods. Included in noninterest expenses were the above mentioned executive severance expenses in 2013 and the debt prepayment penalty expense and lease termination charge in 2012. See additional discussion in the “Results of Operations” section under the caption “Noninterest Expenses” below.

Income tax expense amounted to $4.1 million and $7.5 million, respectively, for the three and six months ended June 30, 2013. Comparable amounts for the same periods a year earlier were $4.0 million and $7.9 million, respectively. The effective tax rate for the second quarter of 2013 was 31.4%, down from 31.7% for the the second quarter of 2012. For the first six months of 2013 the effective tax rate was 31.5%, down slightly from 31.6% for the same period in 2012.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities, income from BOLI and administrative expenses not allocated to the business lines are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.  The Corporate unit’s net income for the three and six months ended June 30, 2013 decreased by $13 thousand and $982 thousand, respectively, compared to the same periods a year ago. Included in the Corporate unit’s results were the the write-off of unamortized debt issuance cost in connection with the redemption of junior subordinated debentures, the net realized gains on securities and debt prepayment penalties associated with balance sheet management transactions and the OTTI charges recognized on investment securities. See additional disclosure in the “Overview” section under the caption “Composition of Earnings.”

The Commercial Banking segment reported net income of $6.7 million and $13.3 million, respectively, for the three and six months ended June 30, 2013, compared to $6.6 million and $13.2 million for the same periods in 2012. Net interest income for this segment for the three and six months ended June 30, 2013 increased by $179 thousand and $62 thousand, respectively, from the same periods in 2012.  The provision for loan losses for the second quarter of 2013 increased by $100 thousand, compared to the same quarter a year ago. For the six months ended June 30, 2013, the provision for loan losses declined by $200 thousand from the comparable 2012 period. Noninterest income derived from the Commercial Banking segment totaled $8.0 million and $15.9 million, respectively, for the three and six months ended June 30, 2013, up by $411 thousand or 5%, and $1.7 million, or 12%, from the comparable 2012 periods, reflecting higher mortgage banking revenues. Commercial Banking noninterest expenses for the three and six months ended June 30, 2013 were up by $410 thousand, or 3%, and $780 thousand, or 3%, respectively, from the same periods in 2012, with increases in salaries and employee benefit expenses, largely due to higher staffing levels to support growth and higher levels of business development based compensation in mortgage banking.

The Wealth Management Services segment reported net income of $1.6 million and $2.8 million, respectively, for the three and six months ended June 30, 2013, compared to $1.5 million and $2.6 million, respectively, for the same periods in 2012.  Noninterest income derived from the Wealth Management Services segment was $7.9 million and $15.4 million for the three and six months ended June 30, 2013, up by 6% and 5%, respectively, compared to the same periods in 2012, primarily due to an increase in asset-based wealth management revenues.  Noninterest expenses for the Wealth Management Services segment totaled $5.3 million and $10.8 million, respectively, for the three and six months ended June 30, 2013, up by $189 thousand, or 4%, and $354 thousand, or 3%, respectively, from the same periods a year ago, largely reflecting an increase in salaries and employee benefit expenses due to higher levels of business development based compensation.

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

FTE net interest income for the three and six months ended June 30, 2013 amounted to $22.9 million and $45.9 million, respectively, compared to $22.9 million and $45.8 million, respectively, for the same periods in 2012. The net interest margin was 3.26% and 3.29%, respectively, for the three and six months ended June 30, 2013, compared to 3.30% and 3.28%, respectively, for the same periods in 2012. During the second quarter of 2013, $10.3 million of junior subordinated debentures were redeemed and as a result, unamortized debt issuance costs of $244 thousand were expensed and classified as interest expense in the quarter. The impact of this item was an increase of 4 basis points and 2 basis points, respectively, in the cost of funds and a reduction of 4 basis points and 2 basis points, respectively, in the net interest margin for the three and six months ended June 30, 2013. The rate on this debt was approximately 5.69% at the time of redemption, which included the cost of a related interest rate swap that matured upon the redemption event.

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

Average interest-earning assets for the three and six months ended June 30, 2013 were up by $26.5 million and $8.7 million, respectively, from the average balances for the same periods in 2012.  Total average loans for the three and six months ended June 30, 2013 increased by $178.0 million and $168.9 million, respectively, compared to the average balances for the comparable 2012 periods, led by growth in the commercial loan portfolio.  The yield on total loans for the three and six months ended June 30, 2013 decreased by 31 basis points and 30 basis points, respectively, from the comparable 2012 periods. These declines reflect the impact of a sustained low interest rate environment on loan yields.

Total average securities for the three and six months ended June 30, 2013 decreased by $163.4 million and $166.0 million, respectively, from the average balances for the same periods a year earlier, primarily due to principal payments received on mortgage-backed securities which were not reinvested in the securities portfolio.  The FTE rate of return on securities for the three and six months ended June 30, 2013 increased slightly compared to the same periods in 2012, primarily reflecting maturities and pay-downs of lower yielding mortgage-backed securities.

Average interest-bearing liabilities for the three and six months ended June 30, 2013 decreased by $38.7 million and $49.9 million, respectively, from the comparable periods in 2012, reflecting declines in average FHLBB advance balances and average time deposits, offset in part by growth in balances of lower-cost deposit categories. The weighted average cost of funds for the three and six months ended June 30, 2013 declined by 22 basis points and 25 basis points, respectively, compared to the same periods in 2012, largely reflecting declines in the rate paid on time deposits. See additional discussion above regarding the impact of the second quarter 2013 redemption of $10.3 million of junior subordinated debentures.

The average balances of FHLBB advances for the three and six months ended June 30, 2013 were down by $167.4 million and $173.0 million, respectively, compared to the average balances for the same periods in 2012. The average rate paid on such advances for the three and six months ended June 30, 2013 increased slightly from the comparable periods in 2012. See additional discussion under “Sources of Funds” below.

Total average interest-bearing deposits for the three and six months ended June 30, 2013 increased by $131.1 million and $133.1 million, respectively, compared to the average balances for the same periods in 2012. This increase reflected growth in lower-cost deposit balances, partially offset by a decrease in time deposits. The average rate paid on interest-bearing deposits for the three and six months ended June 30, 2013 decreased by 11 basis points compared to the same periods in 2012, primarily due to declines in the rate paid on time deposits. The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2013 increased by $44.7 million, or 14%, and $37.2 million, or 11%, respectively, compared to the average balances for the same period in 2012.

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

Three months ended June 30,	2013			2012
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,291,244	$14,747	4.58%	$1,166,545	$14,590	5.03%
Residential real estate loans, including mortgage loans held for sale	762,363	7,877	4.14%	714,154	7,809	4.40%
Consumer loans	325,539	3,090	3.81%	320,442	3,067	3.85%
Total loans	2,379,146	25,714	4.34%	2,201,141	25,466	4.65%
Cash, federal funds sold and short-term investments	44,690	24	0.22%	30,078	17	0.23%
FHLBB stock	37,730	39	0.42%	40,418	54	0.54%

Taxable debt securities	293,586	2,576	3.52%	451,207	4,069	3.63%
Nontaxable debt securities	66,468	985	5.94%	70,462	1,039	5.93%
Corporate stocks	—	—	—%	1,804	34	7.58%
Total securities	360,054	3,561	3.97%	523,473	5,142	3.95%
Total interest-earning assets	2,821,620	29,338	4.17%	2,795,110	30,679	4.41%
Noninterest-earning assets	213,336			222,057
Total assets	$3,034,956			$3,017,167
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$135	$—	—%	$—	$—	—%
NOW accounts	289,858	45	0.06%	254,528	39	0.06%
Money market accounts	535,107	381	0.29%	405,241	232	0.23%
Savings accounts	286,547	47	0.07%	258,824	72	0.11%
Time deposits	843,462	2,623	1.25%	905,466	3,042	1.35%
FHLBB advances	326,839	2,679	3.29%	494,257	3,998	3.25%
Junior subordinated debentures	31,405	612	7.82%	32,991	391	4.77%
Other	205	3	5.87%	973	5	2.07%
Total interest-bearing liabilities	2,313,558	6,390	1.11%	2,352,280	7,779	1.33%
Demand deposits	365,747			321,094
Other liabilities	52,249			52,939
Shareholders’ equity	303,402			290,854
Total liabilities and shareholders’ equity	$3,034,956			$3,017,167
Net interest income		$22,948			$22,900
Interest rate spread			3.06%			3.08%
Net interest margin			3.26%			3.30%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2013	2012
Commercial loans	$201	$122
Nontaxable debt securities	338	357
Corporate stocks	—	10
Total	$539	$489

Six months ended June 30,	2013			2012
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,267,612	$29,168	4.64%	$1,144,114	$28,888	5.08%
Residential real estate loans, including mortgage loans held for sale	758,964	15,814	4.20%	717,430	15,884	4.45%
Consumer loans	324,111	6,143	3.82%	320,195	6,164	3.87%
Total loans	2,350,687	51,125	4.39%	2,181,739	50,936	4.69%
Cash, federal funds sold and short-term investments	49,186	52	0.21%	41,196	37	0.18%
FHLBB stock	38,755	77	0.40%	41,012	106	0.52%

Taxable debt securities	308,576	5,421	3.54%	468,828	8,446	3.62%
Nontaxable debt securities	67,261	1,989	5.96%	71,185	2,098	5.93%
Corporate stocks	—	—	—%	1,828	67	7.37%
Total securities	375,837	7,410	3.98%	541,841	10,611	3.94%
Total interest-earning assets	2,814,465	58,664	4.20%	2,805,788	61,690	4.42%
Noninterest-earning assets	211,845			221,430
Total assets	$3,026,310			$3,027,218
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$68	$—	—%	$—	$—	—%
NOW accounts	286,450	90	0.06%	250,390	85	0.07%
Money market accounts	515,390	732	0.29%	408,647	457	0.22%
Savings accounts	283,059	93	0.07%	253,837	142	0.11%
Time deposits	856,447	5,375	1.27%	895,405	6,135	1.38%
FHLBB advances	336,004	5,416	3.25%	509,012	8,083	3.19%
Junior subordinated debentures	32,194	1,002	6.28%	32,991	783	4.77%
Other	673	8	2.40%	9,938	239	4.84%
Total interest-bearing liabilities	2,310,285	12,716	1.11%	2,360,220	15,924	1.36%
Demand deposits	363,313			326,159
Other liabilities	51,282			53,012
Shareholders’ equity	301,430			287,827
Total liabilities and shareholders’ equity	$3,026,310			$3,027,218
Net interest income		$45,948			$45,766
Interest rate spread			3.09%			3.06%
Net interest margin			3.29%			3.28%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2013	2012
Commercial loans	$389	$229
Nontaxable debt securities	683	723
Corporate stocks	—	18
Total	$1,072	$970

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months			Six months
	June 30, 2013 vs. 2012			June 30, 2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial loans	$1,486	($1,329)	$157	$2,976	($2,696)	$280
Residential real estate loans, including mortgage loans held for sale	518	(450)	68	891	(961)	(70)
Consumer loans	47	(24)	23	75	(96)	(21)
Cash, federal funds sold and other short-term investments	8	(1)	7	8	7	15
FHLBB stock	(3)	(12)	(15)	(6)	(23)	(29)
Taxable debt securities	(1,384)	(109)	(1,493)	(2,820)	(205)	(3,025)
Nontaxable debt securities	(59)	5	(54)	(114)	5	(109)
Corporate stocks	(17)	(17)	(34)	(34)	(33)	(67)
Total interest income	596	(1,937)	(1,341)	976	(4,002)	(3,026)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	—	—	—	—	—	—
NOW accounts	6	—	6	15	(10)	5
Money market accounts	82	67	149	125	150	275
Savings accounts	6	(31)	(25)	13	(62)	(49)
Time deposits	(205)	(214)	(419)	(263)	(497)	(760)
FHLBB advances	(1,378)	59	(1,319)	(2,794)	127	(2,667)
Junior subordinated debentures	(20)	241	221	(19)	238	219
Other	(6)	4	(2)	(150)	(81)	(231)
Total interest expense	(1,515)	126	(1,389)	(3,073)	(135)	(3,208)
Net interest income	$2,111	($2,063)	$48	$4,049	($3,867)	$182

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

The provision for loan losses charged to earnings for the three and six months ended June 30, 2013 amounted to $700 thousand and $1.3 million, compared to $600 thousand and $1.5 million for the same periods in June 30, 2012.  Net charge‑offs for the three and six months ended June 30, 2013 totaled $4.0 million and $4.3 million, respectively, compared to $197 thousand and $854 thousand, respectively, for the same periods a year earlier. Net charge‑offs in 2013 included a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan. The remaining carrying value of this loan was $1.0 million at June 30, 2013.

The allowance for loan losses was $27.9 million, or 1.17% of total loans, at June 30, 2013, compared to $30.9 million, or 1.35% of total loans, at December 31, 2012.  The decline in the ratio of the allowance for loan losses to total loans reflects charge‑offs and a decrease in specific reserves on impaired loans. The decline in this ratio also reflects a decrease in estimated loss exposure on loans collectively evaluated for impairment, as evidenced by improvement in commercial loan portfolio credit quality indicators. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  For the three and six months ended June 30, 2013, noninterest income represented 42% and 40% of total revenues, respectively.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three months				Six months
			Incr (Decr)				Incr (Decr)
Periods ended June 30,	2013	2012	$	%	2013	2012	$	%
Wealth management services:
Trust and investment advisory fees	$6,230	$5,819	$411	7%	$12,296	$11,597	$699	6%
Mutual fund fees	1,077	1,002	75	7%	2,099	2,027	72	4%
Financial planning, commissions & other service fees	605	652	(47)	(7)%	991	1,034	(43)	(4)%
Wealth management services	7,912	7,473	439	6%	15,386	14,658	728	5%
Merchant processing fees	2,613	2,732	(119)	(4)%	4,590	4,720	(130)	(3)%
Net gains on loan sales and commissions on loans originated for others	3,485	3,015	470	16%	7,651	6,112	1,539	25%
Service charges on deposit accounts	790	764	26	3%	1,581	1,523	58	4%
Card interchange fees	683	626	57	9%	1,282	1,169	113	10%
Income from bank-owned life insurance	461	477	(16)	(3)%	928	963	(35)	(4)%
Net realized gains on securities	—	299	(299)	(100)%	—	299	(299)	(100)%
Net gains on interest rate swap contracts	152	(4)	156	3,900%	171	24	147	613%
Equity in earnings (losses) of unconsolidated subsidiaries	(57)	124	(181)	(146)%	(18)	87	(105)	(121)%
Other income	355	668	(313)	(47)%	761	1,060	(299)	(28)%
Noninterest income, excluding other-than-temporary impairment losses	16,394	16,174	220	1%	32,332	30,615	1,717	6%
Total other-than-temporary impairment losses on securities	—	—	—	—%	(613)	(85)	(528)	(621)%
Portion of loss recognized in other comprehensive income (before tax)	—	—	—	—%	(2,159)	(124)	(2,035)	(1,641)%
Net impairment losses recognized in earnings	—	—	—	—%	(2,772)	(209)	(2,563)	(1,226)%
Total noninterest income	$16,394	$16,174	$220	1%	$29,560	$30,406	($846)	(3)%

Revenue from wealth management services is our largest source of noninterest income.  A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets.  The following table presents the changes in wealth management assets under administration for the periods indicated:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2013	2012	2013	2012
Balance at the beginning of period	$4,420,076	$4,196,447	$4,199,640	$3,900,061
Net investment (depreciation) appreciation & income	(20,956)	(131,896)	193,023	166,259
Net client cash flows	34,454	15,362	40,911	13,593
Balance at the end of period	$4,433,574	$4,079,913	$4,433,574	$4,079,913

Noninterest Income Analysis
Wealth management revenues for the three and six months ended June 30, 2013 increased by $439 thousand, or 6%, and $728 thousand, or 5%, respectively, from the comparable periods in 2012, reflecting increases in asset-based wealth management revenues.   Wealth management assets under administration totaled $4.43 billion at June 30, 2013, up by $233.9 million, or 6%, from December 31, 2012, largely due to net investment appreciation and income.

Net gains on loan sales and commissions on loans originated for others are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. For the three and six months ended June 30, 2013, this revenue source increased by $470 thousand, or 16%, and $1.5 million, or 25%, respectively, compared to the same periods in 2012. Residential real estate loans sold to the secondary market, including brokered loans, totaled $132.2 million and $285.0 million, respectively, for the three and six months ended June 30, 2013. Comparable amounts for the same periods in 2012 were $118.7 million and $244.4 million, respectively.

Net realized gains on securities of $299 thousand were recognized in the second quarter of 2012, primarily due to the sale of mortgage-backed securities associated with the balance sheet management transaction described above in the “Overview” section under the caption “Composition of Earnings.” There were no sales of securities in 2013.

Net gains on interest rate swap contracts for the three and six months ended June 30, 2013 increased by $156 thousand and $147 thousand, respectively, from the comparable periods in 2012, largely due to new customer-related interest rate swap contracts executed in 2013.

For the three and six months ended June 30, 2013, equity in losses of unconsolidated subsidiaries (primarily generated by two real estate limited partnerships) amounted to $57 thousand and $18 thousand, respectively, compared to equity in earnings of $124 thousand and $87 thousand, respectively, for the same periods in 2012. Washington Trust has investments in two real estate limited partnerships that renovate, own and operate two low-income housing complexes. These investments are accounted for under the equity method of accounting and tax credits generated by the partnerships are recorded as a reduction of income tax expense.

Other income for the three and six months ended June 30, 2013 decreased by $313 thousand and $299 thousand, respectively, from the same periods in 2012, largely due to a gain of $348 thousand recognized on the sale of bank property in the second quarter of 2012. There were no such sales in 2013.

For the six months ended June 30, 2013 and 2012, net impairment losses recognized in earnings on investment securities totaled $2.8 million and $209 thousand, respectively. There were no impairment losses recognized in the quarters ended June 30, 2013 and 2012. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Noninterest Expense
The following table presents a noninterest expense comparison for the periods indicated:

(Dollars in thousands)	Three months				Six months
			Incr (Decr)				Incr (Decr)
Periods ended June 30,	2013	2012	$	%	2013	2012	$	%
Salaries and employee benefits	$15,542	$14,451	$1,091	8%	$30,984	$28,911	$2,073	7%
Net occupancy	1,364	1,527	(163)	(11)%	2,878	3,053	(175)	(6)%
Equipment	1,192	1,143	49	4%	2,436	2,250	186	8%
Merchant processing costs	2,211	2,320	(109)	(5)%	3,884	3,983	(99)	(2)%
Outsourced services	871	895	(24)	(3)%	1,712	1,815	(103)	(6)%
Legal, audit and professional fees	554	519	35	7%	1,162	1,001	161	16%
FDIC deposit insurance costs	451	426	25	6%	882	884	(2)	—%
Advertising and promotion	476	478	(2)	—%	831	850	(19)	(2)%
Amortization of intangibles	173	186	(13)	(7)%	346	373	(27)	(7)%
Foreclosed property costs	137	170	(33)	(19)%	184	468	(284)	(61)%
Debt prepayment penalties	—	961	(961)	(100)%	—	961	(961)	(100)%
Other	2,034	2,152	(118)	(5)%	3,890	4,078	(188)	(5)%
Total noninterest expense	$25,005	$25,228	($223)	(1)%	$49,189	$48,627	$562	1%

Noninterest Expense Analysis
For the three and six months ended June 30, 2013, salaries and employee benefit expense, the largest component of noninterest expense, increased by $1.1 million, or 8%, and $2.1 million, or 7%, respectively, compared to the same periods in 2012.  Included in salaries and employee benefit expense in the second quarter of 2013 was $270 thousand for executive severance related matters. Excluding this item, salaries and employee benefit expense for the three and six months ended June 30, 2013 increased by $821 thousand, or 6%, and $1.8 million, or 6%, respectively, from the comparable periods in 2012. The year over year increase largely reflects higher staffing levels to support growth and higher levels of business development based compensation in mortgage banking and other areas.

Net occupancy expense for the three and six months ended June 30, 2013 decreased by $163 thousand and $175 thousand, respectively, compared to the same periods in 2012, largely due to a second quarter 2012 charge of $131 thousand for the termination of an operating lease associated with a branch closure in September 2012.

Equipment expense for the three and six months ended June 30, 2013 increased by $49 thousand and $186 thousand, respectively, compared to the same periods a year earlier, due to additional investments in technology and other equipment.

For the three and six months ended June 30, 2013 legal, audit and professional fees increased by $35 thousand and $161 thousand, respectively, compared to same periods in 2012. The year over year increase in the year-to-date amounts included approximately $130 thousand of legal and consulting expenses associated with product development and review.

Foreclosed property costs for the three and six months ended June 30, 2013 decreased by $33 thousand and $284 thousand, respectively, from the same periods in 2012, reflecting declines in foreclosure activity.

Debt prepayment penalties totaled $961 thousand for the three and six months ended June 30, 2012, due to the prepayment of higher cost FHLBB advances associated with the second quarter 2012 balance sheet management transaction described above in the “Overview” section under the caption “Composition of Earnings.” There were no prepayments of FHLBB advances in 2013.

Other noninterest expense for the three and six months ended June 30, 2013 decreased by $118 thousand and $188 thousand, respectively, compared to same periods in 2012, largely due to declines in credit and collection costs.

Income Taxes
Income tax expense amounted to $4.1 million and $7.5 million, respectively, for the three and six months ended June 30, 2013, compared to $4.0 million and $7.9 million, respectively, for the same periods in 2012. The Corporation’s effective tax rate for the three and six months ended June 30, 2013 was 31.4% and 31.5%, respectively, compared to 31.7% and 31.6%, respectively, for the comparable 2012 periods. The effective tax rates differed from the federal rate of 35%, due largely to the benefits of tax-exempt income, income from bank-owned life insurance and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.06 billion at June 30, 2013, a decrease of $10.6 million from the end of 2012, reflecting the maturity of $15.0 million in short-term investments, a $21.2 million decrease in mortgage loans held for sale and a $65.4 million decrease in the investment securities portfolio; all of which was offset, in part, by loan growth of $91.0 million.

Nonperforming assets as a percent of total assets amounted to 0.71% at June 30, 2013, down by 12 basis points from the end of 2012, largely due to charge-offs and payoffs on commercial loans. Overall credit quality continues to be affected by relatively weak economic conditions.

Total liabilities decreased by $18.3 million from the balance at December 31, 2012. Included in this decrease was the June 2013 redemption of $10.3 million of junior subordinated debentures. See additional discussion regarding this redemption in the “Results of Operations section under the caption “Net Interest Income.” Total deposits amounted to $2.30 billion at June 30, 2013, a modest decrease of $8.0 million in the first six months of 2013.

Shareholders’ equity totaled $303.4 million at June 30, 2013, up by $7.7 million from the balance at the end of 2012.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 13.06% at June 30, 2013, compared to 13.26% at December 31, 2012. The decline in the total risk-based capital ratio reflected the redemption of junior subordinated debentures, which were included in Tier 1 capital.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2013 and December 31, 2012, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of June 30, 2013 and December 31, 2012, our Level 3 financial instruments consisted of available for sale pooled trust preferred securities, which were not actively traded.

See Notes 4 and 11 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$30,938	10%	$31,670	8%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	181,225	57	231,233	62
States and political subdivisions	67,688	21	72,620	19
Trust preferred securities:
Individual name issuers	25,077	8	24,751	7
Collateralized debt obligations	397	—	843	—
Corporate bonds	11,389	4	14,381	4
Total securities available for sale	$316,714	100%	$375,498	100%

(Dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$33,803	100%	$40,381	100%
Total securities held to maturity	$33,803	100%	$40,381	100%

As of June 30, 2013, the investment portfolio totaled $350.5 million, down by $65.4 million from the balance at December 31, 2012, reflecting maturities and principal payments received on mortgage-backed securities which were not reinvested in the securities portfolio.

At June 30, 2013 and December 31, 2012, the net unrealized gain position on securities available for sale and held to maturity amounted to $7.3 million and $13.1 million, respectively, and included gross unrealized losses of $6.6 million and $9.1 million, respectively.  These gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

State and Political Subdivision Holdings
The carrying amount of state and political subdivision holdings included in our securities portfolio at June 30, 2013 totaled $67.7 million. The following table presents state and political subdivision holdings by geographic location.

(Dollars in thousands)
June 30, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New Jersey	$30,867	$1,623	$—	$32,490
New York	11,441	514	—	11,955
Pennsylvania	7,459	243	—	7,702
Illinois	9,453	223	—	9,676
Other	5,618	247	—	5,865
Total	$64,838	$2,850	$—	$67,688

The following table presents state and political subdivision holdings by category.

(Dollars in thousands)
June 30, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
School districts	$23,184	$989	$—	$24,173
General obligation	34,569	1,634	—	36,203
Revenue obligations (a)	7,085	227	—	7,312
Total	$64,838	$2,850	$—	$67,688

(a)	Includes water and sewer districts, tax revenue obligations and other.

The Bank owns trust preferred security holdings of seven individual name issuers in the financial industry and two pooled trust preferred securities in the form of collateralized debt obligations.  The pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies. The following tables present information concerning the individual named issuers and pooled trust preferred obligations, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Issuer Trust Preferred Securities

(Dollars in thousands)	June 30, 2013				Credit Ratings
					June 30, 2013			Form 10-Q Filing Date
Named Issuer (parent holding company)	(a)	Amortized Cost	Fair Value	Unrealized Loss	Moody’s	S&P		Moody’s	S&P
JPMorgan Chase & Co.	2	$9,751	$7,703	($2,048)	Baa2	BBB		Baa2	BBB
Bank of America Corporation	3	5,756	4,637	(1,119)	Ba2	BB+	(b)	Ba2	BB+	(b)
Wells Fargo & Company	2	5,130	4,331	(799)	A3/Baa1	A-/BBB+		A3/Baa1	A-/BBB+
SunTrust Banks, Inc.	1	4,171	3,486	(685)	Baa3	BB+	(b)	Baa3	BB+	(b)
Northern Trust Corporation	1	1,983	1,660	(323)	A3	A-		A3	A-
State Street Corporation	1	1,974	1,680	(294)	A3	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,931	1,580	(351)	Baa3	BB+	(b)	Baa3	BB+	(b)
Totals	11	$30,696	$25,077	($5,619)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Pooled Trust Preferred Obligations
The Bank has investments in two pooled trust preferred securities, Tropic CDO 1, tranche A4L (“Tropic”) and PreTSL XXV, tranche C1 (“PreTSL”).

Valuations of pooled trust preferred holdings is dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on its pooled trust preferred holdings primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices to remain at low levels.

The carrying value of Washington Trust’s investment in the Tropic security was zero at June 30, 2013, compared to $2.8 million at December 31, 2012. This investment security had been classified in nonaccruing status with no interest recognition since 2009. In the first quarter of 2013, Washington Trust recognized an other-than-temporary impairment charge of $2.8 million on the Tropic security due to an announcement of liquidation by the trustee. On March 22, 2013, the trustee for the Tropic security issued a notice that a liquidation of the CDO entity, Tropic CDO I, Ltd., would take place at the direction of holders of the CDO tranches that are senior to certain subordinate tranches, of which Washington Trust is a note holder.  The estimated proceeds from the liquidation event are expected to be insufficient to satisfy the amount owed to the note holders of the CDO's subordinate tranches.  The Corporation had recognized other-than-temporary losses amounting to $2.1 million on this security in years prior to 2013; however, prior to the March 2013 announcement of the liquidation event, the expected future cash flows through the maturity of the CDO in the year 2033 were considered to be sufficient to recover the Corporation's remaining $2.8 million amortized cost. The recognition of the first quarter 2013 impairment charge and related reduction of fair value to zero resulted in an after-tax charge to earnings of $1.9 million, or 11 cents per diluted share, and a modest reduction to equity capital of approximately $400 thousand, which was a reduction of two cents in book value per share.

The following table provides information regarding the PreTSL pooled trust preferred security:

(Dollars in thousands)	June 30, 2013					Credit Ratings
				No. of Cos. in Issuance	Deferrals & Defaults (a)	June 30, 2013			Form 10-Q Filing Date
	Amortized Cost	Fair Value	Unrealized Loss
Deal Name						Moody’s		S&P	Moody’s		S&P
Preferred Term Securities [PreTSL] XXV, tranche C1	$1,264	$397	($867)	68	33%	C	(c)	(b)	C	(c)	(b)
Totals	$1,264	$397	($867)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

Washington Trust’s investment in PreTSL is subordinate to two senior tranche levels. This investment security has been on nonaccrual status and has been deferring interest payments since December 2008. The June 30, 2013 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  As of June 30, 2013, this security had unrealized losses of $867 thousand and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no additional rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. Based on information available through the filing date of this report, there have been no additional adverse changes in deferral or default status of the underlying issuer institutions. Based on cash flow forecasts for this security, management expects to recover the remaining amortized cost of this security. Furthermore, Washington Trust does not intend to sell this security and its is not more likely than not that Washington Trust will be required to sell this security before recovery of its cost basis, which may be at maturity. Therefore, management does not consider the unrealized losses on this security to be other-than-temporary at June 30, 2013.

Further deterioration in credit quality of the companies backing the trust preferred securities, further deterioration in the condition of the financial services industry, a continuation or worsening of the current economic downturn, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Corporation may incur additional write-downs.

Loans
Total loans amounted to $2.38 billion at June 30, 2013, up by $91.0 million, or 4%, in the first six months of 2013, due primarily to growth in the commercial loan and residential mortgage portfolios.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $797.9 million at June 30, 2013, an increase of $59.2 million, or 8%, from the $738.7 million balance at December 31, 2012.  Included in these amounts were commercial construction loans of $39.4 million and $27.8 million, respectively. The growth in commercial real estate loans was in large part due to enhanced business development efforts with new borrowers.

Commercial real estate loans are secured by a variety of property types, with approximately 82% of the total composed of retail facilities, office buildings, commercial mixed use, lodging, multi-family dwellings and industrial and warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$762,978	96%	$707,068	96%
New York	26,080	3%	22,081	3%
New Hampshire	8,828	1%	9,290	1%
Other	—	—%	216	—%
Total	$797,886	100%	$738,655	100%

Other Commercial Loans
Commercial and industrial loans amounted to $512.2 million at June 30, 2013, a decrease of $1.5 million from the balance at December 31, 2012.  This portfolio includes loans to a variety of business types.  Approximately 71% of the total is composed of health care/social assistance, owner occupied and other real estate, retail trade, manufacturing, accommodation and food services, public administration, entertainment and recreation and construction businesses.

Residential Real Estate Loans
The residential real estate loan portfolio amounted to $748.9 million at June 30, 2013, up by $31.2 million, or 4.3%, from the balance at December 31, 2012.  Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  Loans originated for sale are sold with servicing retained or released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Total residential real estate loan originations for retention in portfolio were $132.6 million and $101.2 million, respectively, for the six months ended June 30, 2013 and 2012. Total residential real estate loan originations for sale into the secondary market, including loans originated in a broker capacity, were $268.9 million and $247.5 million, respectively, for the six months ended June 30, 2013 and 2012.

Prior to March 2009, Washington Trust had periodically purchased one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually underwritten using standards similar to those employed for Washington Trust’s self‑originated loans.  Purchased residential mortgage balances totaled $50.9 million and $56.0 million, respectively, as of June 30, 2013 and December 31, 2012.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$728,067	97.1%	$697,814	97.2%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	9,444	1.3%	9,591	1.3%
New Hampshire	5,224	0.7%	3,903	0.5%
Ohio	2,748	0.4%	2,953	0.4%
Washington and Oregon	1,365	0.2%	1,379	0.2%
Georgia	1,092	0.1%	1,101	0.2%
New Mexico	472	0.1%	476	0.1%
Other	459	0.1%	464	0.1%
Total residential mortgages	$748,871	100.0%	$717,681	100.0%

Consumer Loans
Consumer loans amounted to $326.0 million at June 30, 2013, an increase of $2.1 million, or 0.6%, from December 31, 2012.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at June 30, 2013.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	Jun 30, 2013	Dec 31, 2012
Nonaccrual loans:
Commercial mortgages	$9,976	$10,681
Commercial construction and development	—	—
Other commercial	1,400	4,412
Residential real estate mortgages	7,526	6,158
Consumer	1,124	1,292
Total nonaccrual loans	20,026	22,543
Nonaccrual investment securities	397	843
Property acquired through foreclosure or repossession, net	1,230	2,047
Total nonperforming assets	$21,653	$25,433

Nonperforming assets to total assets	0.71%	0.83%
Nonperforming loans to total loans	0.84%	0.98%
Total past due loans to total loans	1.09%	1.22%
Accruing loans 90 days or more past due	$2,431	$—

Nonperforming assets decreased to $21.7 million, or 0.71% of total assets, at June 30, 2013, from $25.4 million, or 0.83% of total assets, at December 31, 2012. The decrease in nonperforming assets reflects charge-offs and payoffs on commercial loans, as well as dispositions of properties acquired through foreclosure in the six months ended June 30, 2013.

Nonaccrual loans totaled $20.0 million at June 30, 2013, down by $2.5 million from the balance at December 31, 2012. Property acquired through foreclosure or repossession amounted to $1.2 million at June 30, 2013, compared to $2.0 million at December 31, 2012. The balance at June 30, 2013 consisted of seven commercial properties and three residential properties.

Nonaccrual investment securities at June 30, 2013 and December 31, 2012 were comprised of pooled trust preferred securities.  See additional information herein under the caption “Securities” above.

Nonaccrual Loans
During the six months ended June 30, 2013, the Corporation made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2013.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	June 30, 2013				December 31, 2012
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Mortgages	$8,895	$1,081	$9,976	1.32%	$10,300	$381	$10,681	1.50%
Construction and development	—	—	—	—	—	—	—	—
Other commercial	997	403	1,400	0.27%	3,647	765	4,412	0.86%
Residential real estate mortgages	4,266	3,260	7,526	1.00%	3,658	2,500	6,158	0.86%
Consumer	415	709	1,124	0.34%	844	448	1,292	0.40%
Total nonaccrual loans	$14,573	$5,453	$20,026	0.84%	$18,449	$4,094	$22,543	0.98%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

Commercial mortgage loans in nonaccrual status decreased by a net $705 thousand from the balance at the end of 2012. As of June 30, 2013, 87% of nonaccrual commercial mortgage loans consisted of three relationships. The June 30, 2013 balance of nonaccrual commercial mortgage loans is net of charge-offs of $4.8 million and has a remaining loss allocation of $700 thousand.  All of the nonaccrual commercial mortgage loans were located in Rhode Island, Massachusetts and Connecticut.

The largest nonaccrual relationship in the commercial mortgage category totaled $4.9 million at June 30, 2013, down from $5.9 million at December 31, 2012, due to a payoff received in the second quarter of 2013 on one of the loans in this relationship. This relationship is secured by several properties, including office, light industrial and retail space and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $420 thousand loss allocation was deemed necessary at June 30, 2013. The Bank has additional accruing residential mortgage loans, which are related to the borrower by common guarantor, totaling $1.0 million at June 30, 2013. These additional loans have performed in accordance with the terms of the loans and were not past due at June 30, 2013. The second largest nonaccrual relationship in the commercial mortgage category totaled $2.7 million at June 30, 2013 and is secured by an office building. This relationship is collateral dependent and based on the estimated fair value of the underlying collateral, a $204 thousand loss allocation on this relationship was deemed necessary at June 30, 2013. The third largest commercial mortgage nonaccrual relationship at June 30, 2013 is a commercial mortgage loan with a carrying value of $1.0 million, down from $5.1 million at December 31, 2012, reflecting a $4.0 million charge-off recognized in the second quarter of 2013. This loan is secured by a distribution facility and is collateral dependent. This loan had been identified as a potential problem loan prior to 2013 and was placed on nonaccrual status in the first quarter of 2013. This loan was current with respect to contractual payment terms as of June 30, 2013.

Other commercial loans (commercial and industrial loans) in nonaccrual status amounted to $1.4 million at June 30, 2013, down by a net $3.0 million from the balance at December 31, 2012, reflecting the payoff of $2.0 million received in the second quarter of 2013 on a commercial and industrial loan relationship.  The loss allocation on the balance of nonaccrual commercial and industrial loans was $330 thousand at June 30, 2013.

Nonaccrual residential mortgage loans increased by $1.4 million from the balance at the end of 2012.  As of June 30, 2013, the $7.5 million balance of nonaccrual residential mortgage loans consisted of 34 loans, with $7.0  million located in Rhode Island and Massachusetts.  The loss allocation on total nonaccrual residential mortgages was $1.5 million at June 30, 2013.  Included in total nonaccrual residential mortgages at June 30, 2013 were 14 loans purchased for portfolio and serviced by others amounting to $3.5 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Nonaccrual consumer loans decreased by $168 thousand from the balance at the end of 2012.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$9,431	1.18%	$11,081	1.50%
Construction and development	—	—%	—	—%
Other commercial loans	3,967	0.77%	4,203	0.82%
Residential real estate mortgages	10,014	1.34%	10,449	1.46%
Consumer loans	2,692	0.83%	2,363	0.73%
Total past due loans	$26,104	1.09%	$28,096	1.22%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of June 30, 2013, total past due loans amounted to $26.1 million, or 1.09% of total loans, down by $2.0 million from December 31, 2012.

Included in past due loans as of June 30, 2013 were nonaccrual loans of $17.2 million.  Accruing loans 90 days or more past due amounted to $2.4 million at June 30, 2013, consisting of one well-secured commercial and industrial loan. This loan was current with respect to interest payments; however, it was past maturity. This loan was renewed in July of 2013 and is no longer past due. All loans 90 days or more past due at December 31, 2012 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of June 30, 2013, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The carrying amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Jun 30, 2013	Dec 31, 2012
Accruing troubled debt restructured loans:
Commercial mortgages	$19,018	$9,569
Other commercial	2,602	6,577
Residential real estate mortgages	876	1,123
Consumer	242	154
Accruing troubled debt restructured loans	22,738	17,423
Nonaccrual troubled debt restructured loans:
Commercial mortgages	—	—
Other commercial	590	2,063
Residential real estate mortgages	144	688
Consumer	42	44
Nonaccrual troubled debt restructured loans	776	2,795
Total troubled debt restructured loans	$23,514	$20,218

As of June 30, 2013, loans classified as troubled debt restructurings totaled $23.5 million, up by $3.3 million from the balance at December 31, 2012.

The largest troubled debt restructured relationship at June 30, 2013 consisted of an accruing commercial mortgage relationship with a carrying value of $9.5 million, secured by mixed use properties. The restructuring took place in the second quarter of 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. At June 30, 2013, the second largest troubled debt restructured relationship consisted of an accruing commercial mortgage relationship with a carrying value of $8.1 million, secured by a hotel industry property. The restructuring took place in the third quarter of 2012 and included a modification of certain payment terms and a below market interest rate reduction for a temporary period on approximately $3.1 million of the total balance. In connection with this restructuring, additional collateral was also provided by the borrower during the third quarter of 2012.

During the second quarter of 2013, a payoff was received on an accruing troubled debt restructured commercial and industrial loan relationship with a carrying value of $4.7 million at December 31, 2012.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2013 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $973 thousand in potential problem loans at June 30, 2013, compared to $6.4 million at December 31, 2012.  The decrease from the end of 2012 is attributable to the reclassification to nonaccrual status in 2013 of the third largest nonaccrual commercial mortgage relationship described above under the caption “Nonaccrual loans.”   Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  While management believes that the level of allowance for loan losses at June 30, 2013 is adequate and consistent with asset quality and delinquency indicators, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Jun 30, 2013	Dec 31, 2012
Collateral dependent impaired loans (1)	$25,124	$23,359
Impaired loans measured on discounted cash flow method (2)	12,093	12,188
Total impaired loans	$37,217	$35,547

(1)	Net of partial charge-offs of $5.2 million and $2.3 million, respectively, at June 30, 2013 and December 31, 2012.

(2)	Net of partial charge-offs of $119 thousand and $92 thousand, respectively, at June 30, 2013 and December 31, 2012.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired. The loss allocation on impaired loans amounted to $2.1 million and $2.9 million, respectively, at June 30, 2013 and December 31, 2012.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

Other individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system and the application of loss allocation factors.  The loan rating system is described under the caption “Credit Quality Indicators” in Note 5 to the Unaudited Consolidated Financial Statements.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  Portfolios of more homogeneous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, as well as our historical loss experience for each type of credit product. We continue to periodically reassess and revise the loss allocation factors and estimates used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.

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

The provision for loan losses charged to earnings for the three and six months ended June 30, 2013 amounted to $700 thousand and $1.3 million, compared to $600 thousand and $1.5 million for the same periods in 2012.  Net charge‑offs for the three and six months ended June 30, 2013 totaled $4.0 million and $4.3 million, respectively, compared to $197 thousand and $854 thousand, respectively, for the same periods a year earlier. Net charge‑offs in 2013 included a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan. The remaining carrying value of this loan was $1.0 million at June 30, 2013.

As of June 30, 2013, the allowance for loan losses was $27.9 million, or 1.17% of total loans, compared to $30.9 million, or 1.35% of total loans at December 31, 2012.  The decline in the ratio of the allowance for loan losses to total loans reflects charge‑offs and a decrease in specific reserves on impaired loans. The decline in this ratio also reflects a decrease in estimated loss exposure on loans collectively evaluated for impairment, as evidenced by improvement in commercial loan portfolio credit quality indicators. See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses as of the dates indicated.

(Dollars in thousands)	June 30, 2013			December 31, 2012
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$37,217	$2,126	5.71%	$35,547	$2,880	8.10%
Loans collectively evaluated for impairment	2,347,763	17,487	0.74%	2,258,456	19,700	0.87%
Unallocated	—	8,271	—	—	8,293	—
Total	$2,384,980	$27,884	1.17%	$2,294,003	$30,873	1.35%

The following table presents the allocation of the allowance for loan losses as of the dates indicated:

(Dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$6,748	32%	$9,407	31%
Construction and development	277	1	224	1
Other	5,442	22	5,996	23
Residential real estate:
Mortgage	4,577	30	4,132	30
Homeowner construction	114	1	137	1
Consumer	2,455	14	2,684	14
Unallocated	8,271		8,293
Balance at end of period	$27,884	100%	$30,873	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

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

Total deposits amounted to $2.30 billion at June 30, 2013, down by a modest by $8.0 million from the balance at December 31, 2012.

Demand deposits totaled $358.8 million at June 30, 2013, down by $21.1 million, or 6%, from the balance at December 31, 2012.  NOW account balances increased by $9.9 million, or 3%, and totaled $301.1 million at June 30, 2013.  In the second quarter of 2013, savings deposits increased by $18.4 million, or 7%, and amounted to $293.4 million at June 30, 2013.

Money market accounts (including brokered money market deposits) totaled $540.0 million at June 30, 2013, up by $43.6 million, or 9%, from the balance at December 31, 2012. Included in total money market deposits were ICS reciprocal money market deposits totaling $165.7 million at June 30, 2013, up $23.0 million from the balance at December 31, 2012.

Time deposits (including brokered certificates of deposit) amounted to $811.3 million at June 30, 2013, down by $58.9 million, or 7%, from the balance at December 31, 2012.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $715.1 million and $767.6 million, respectively, at June 30, 2013 and December 31, 2012. Included in in-market time deposits at June 30, 2013 were CDARS reciprocal time deposits of $159.7 million, down $7.1 million from the balance at December 31, 2012.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $373.3 million at June 30, 2013, up by $12.2 million from the balance at the end of 2012.

In February 2013, the Corporation modified the terms to extend the maturity dates of $72.5 million of its FHLBB advances with original maturity dates in 2015. The original weighted average interest rate was 3.68% and was revised to 3.09% with maturities ranging from 2017 to 2019. As a result, the Corporation realized interest expense savings of approximately $178 thousand in the first six months of 2013 and expects an additional interest expense savings of approximately $218 thousand for the remainder of 2013.

Redemption of Certain Trust Preferred Securities and Related Junior Subordinated Debentures
The Bancorp is the sponsor of the Washington Preferred Capital Trust (“WPCT”), a statutory trust created for the sole purpose of the April 7, 2008 issuance of trust preferred securities, the proceeds of which were invested in junior subordinated debentures of the Bancorp. On June 17, 2013, the Bancorp redeemed in whole at par the outstanding trust preferred securities and related subordinated debentures totaling $10.0 million in trust preferred securities at an interest rate of three-month LIBOR plus 3.50%. The source of funds used for the redemption was made available from our balance sheet liquidity. The Bancorp also had a related interest rate swap contract designated as a cash flow hedge, which matured at redemption or June 17, 2013. In connection with the redemption, unamortized debit issuance costs of $244 thousand were expensed and classified as interest expense in June 2013. The Corporation anticipates interest expense savings, as a result of the redemption, of approximately $182 thousand in the second half of 2013.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 76% of total average assets in the six months ended June 30, 2013.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the six months ended June 30, 2013.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the six months ended June 30, 2013, net cash used in financing activities amounted to $14.4 million, reflecting the use of cash for the redemption of $10.3 million in junior subordinated debentures in the second quarter of 2013.  In addition, FHLBB advances increased by $12.2 million, while total deposits decreased by $8.0 million in the first six months of 2013.  Net cash used in investing activities totaled $31.4 million for the six months ended June 30, 2013. The most significant elements of cash flow within investment activities were net outflows related to growth in the loan portfolio, offset by cash received from maturities and principal payments of securities available for sale, primarily mortgage-backed securities.  Net cash provided by operating activities amounted to $36.8 million for the six months ended June 30, 2013. Net income totaled $16.4 million in the six months of 2013 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $303.4 million at June 30, 2013, compared to $295.7 million at December 31, 2012.

The ratio of total equity to total assets amounted to 9.91% at June 30, 2013.  This compares to a ratio of 9.62% at December 31, 2012.  Book value per share at June 30, 2013 and December 31, 2012 amounted to $18.40 and $18.34, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of June 30, 2013, the Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. As indicated under the caption “Borrowings” in the “Sources of Funds” section above, the Bancorp redeemed junior subordinated debentures issued to Washington Preferred Capital Trust on June 17, 2013. This transaction reduced the regulatory capital levels of total capital and Tier 1 capital in the Bancorp and the Bank by approximately $10.0 million.

See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at June 30, 2013:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$373,341	$62,740	$55,163	$171,375	$84,063
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	23,158	2,390	3,945	2,900	13,923
Software licensing arrangements	3,613	2,130	1,266	217	—
Other borrowings	199	43	97	59	—
Total contractual obligations	$422,992	$67,303	$60,471	$174,551	$120,667

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity. Some FHLBB advances are callable at earlier dates.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$225,599	$153,685	$29,646	$17,702	$24,566
Home equity lines	195,981	—	—	—	195,981
Other loans	29,152	21,875	4,264	3,013	—
Standby letters of credit	1,222	1,222	—	—	—
Forward loan commitments to:
Originate loans	51,435	51,435	—	—	—
Sell loans	80,598	80,598	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	65,334	11,639	24,371	23,826	5,498
Mirror swaps with counterparties	65,334	11,639	24,371	23,826	5,498
Interest rate risk management contract:
Interest rate swap contracts	22,681	—	22,681	—	—
Total commitments	$737,336	$332,093	$105,333	$68,367	$231,543

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2013 and December 31, 2012, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2013 and December 31, 2012.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2013		December 31, 2012
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.63)%	(6.25)%	(2.33)%	(7.33)%
100 basis point rate increase	1.83%	3.31%	3.11%	5.86%
200 basis point rate increase	3.74%	6.96%	6.36%	10.98%
300 basis point rate increase	4.49%	7.32%	8.34%	13.19%

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

The positive exposure of net interest income to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles. The relative decrease in positive exposure of net interest income to rising rates from December 31, 2012 to June 30, 2013 was largely attributable to changes in balance sheet composition and a steepening of the yield curve.

While the ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin.  Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost time deposits in rising rate scenarios as noted above.  Due to the current low level of market interest rates, the banking industry has experienced relatively strong growth in low-cost core deposits over the past several years.  The ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled increased amounts of deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, which may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates.  Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates.  The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.  It should be noted that the static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior.  Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2013 and December 31, 2012 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (noncallable)	$294	($576)
States and political subdivisions	1,043	(3,096)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2,861	(9,141)
Trust preferred debt and other corporate debt securities	77	1,076
Total change in market value as of June 30, 2013	$4,275	($11,737)

Total change in market value as of December 31, 2012	$4,700	($12,824)

Table of Contents

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the periods ended June 30, 2013.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
In addition to the risk factor discussed below and other information set forth in this report, you should carefully consider the factors discussed in Item 1A to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

We will become subject to more stringent capital requirements.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Table of Contents

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1
Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan - Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on April 30, 2013. (1) (2)

10.2
Galan G. Daukas Employment Separation Agreement and Release of All Claims - Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2013. (1) (2)

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 8, 2013	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	August 8, 2013	By:	/s/ David V. Devault
David V. Devault
Senior Executive Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1
Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan - Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on April 30, 2013. (1) (2)

10.2
Galan G. Daukas Employment Separation Agreement and Release of All Claims - Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2013. (1) (2)

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