Form 10-Q
period 2013-09-30
WASHINGTON TRUST BANCORP INC
filed 2013-11-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2013 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock of the registrant outstanding as of November 1, 2013 was 16,600,385.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS (unaudited)	except par value)

	September 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$136,724	$73,474
Short-term investments	3,204	19,176
Mortgage loans held for sale, at fair value; amortized cost $12,772 in 2013 and $48,370 in 2012	13,105	50,056
Securities:
Available for sale, at fair value; amortized cost $380,994 in 2013 and $363,408 in 2012	388,085	375,498
Held to maturity, at cost; fair value $31,962 in 2013 and $41,420 in 2012	31,264	40,381
Total securities	419,349	415,879
Federal Home Loan Bank stock, at cost	37,730	40,418
Loans:
Commercial	1,297,892	1,252,419
Residential real estate	731,692	717,681
Consumer	324,182	323,903
Total loans	2,353,766	2,294,003
Less allowance for loan losses	28,008	30,873
Net loans	2,325,758	2,263,130
Premises and equipment, net	25,921	27,232
Investment in bank-owned life insurance	56,214	54,823
Goodwill	58,114	58,114
Identifiable intangible assets, net	5,657	6,173
Other assets	50,182	63,409
Total assets	$3,131,958	$3,071,884
Liabilities:
Deposits:
Demand deposits	$420,075	$379,889
NOW accounts	301,250	291,174
Money market accounts	623,631	496,402
Savings accounts	292,765	274,934
Time deposits	817,110	870,232
Total deposits	2,454,831	2,312,631
Federal Home Loan Bank advances	288,485	361,172
Junior subordinated debentures	22,681	32,991
Other borrowings	797	1,212
Other liabilities	41,579	68,226
Total liabilities	2,808,373	2,776,232
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,589,472 shares in 2013 and 16,379,771 shares in 2012	1,037	1,024
Paid-in capital	96,536	91,453
Retained earnings	227,352	213,674
Accumulated other comprehensive loss	(1,340)	(10,499)
Total shareholders’ equity	323,585	295,652
Total liabilities and shareholders’ equity	$3,131,958	$3,071,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2013	2012	2013	2012
	Interest income:
	Interest and fees on loans	$26,096	$25,840	$76,832	$76,547
Interest on securities:	Taxable	2,582	3,672	8,003	12,118
	Nontaxable	629	660	1,935	2,035
	Dividends on corporate stock and Federal Home Loan Bank stock	36	52	113	207
	Other interest income	47	27	99	64
	Total interest income	29,390	30,251	86,982	90,971
	Interest expense:
	Deposits	3,064	3,391	9,354	10,210
	Federal Home Loan Bank advances	2,693	3,726	8,109	11,809
	Junior subordinated debentures	241	393	1,243	1,176
	Other interest expense	4	5	12	244
	Total interest expense	6,002	7,515	18,718	23,439
	Net interest income	23,388	22,736	68,264	67,532
	Provision for loan losses	700	600	2,000	2,100
	Net interest income after provision for loan losses	22,688	22,136	66,264	65,432
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	6,291	5,877	18,587	17,474
	Mutual fund fees	1,075	1,024	3,174	3,051
	Financial planning, commissions and other service fees	263	292	1,254	1,326
	Wealth management services	7,629	7,193	23,015	21,851
	Merchant processing fees	3,359	3,207	7,949	7,927
	Net gains on loan sales and commissions on loans originated for others	3,883	3,504	11,534	9,616
	Service charges on deposit accounts	855	833	2,436	2,356
	Card interchange fees	731	675	2,013	1,844
	Income from bank-owned life insurance	464	1,006	1,392	1,969
	Net realized gains on securities	—	—	—	299
	Net gains on interest rate swap contracts	54	63	225	87
	Equity in earnings (losses) of unconsolidated subsidiaries	(47)	27	(65)	114
	Other income	472	413	1,233	1,473
	Noninterest income, excluding other-than-temporary impairment losses	17,400	16,921	49,732	47,536
	Total other-than-temporary impairment losses on securities	—	—	(613)	(85)
	Portion of loss recognized in other comprehensive income (before tax)	—	—	(2,159)	(124)
	Net impairment losses recognized in earnings	—	—	(2,772)	(209)
	Total noninterest income	17,400	16,921	46,960	47,327
	Noninterest expense:
	Salaries and employee benefits	14,640	15,214	45,624	44,125
	Net occupancy	1,404	1,468	4,282	4,521
	Equipment	1,222	1,168	3,658	3,418
	Merchant processing costs	2,862	2,707	6,746	6,690
	Outsourced services	878	845	2,590	2,660
	Legal, audit and professional fees	529	598	1,691	1,599
	FDIC deposit insurance costs	448	427	1,330	1,311
	Advertising and promotion	312	445	1,143	1,295
	Amortization of intangibles	170	182	516	555
	Foreclosed property costs	38	136	222	604
	Debt prepayment penalties	1,125	1,173	1,125	2,134
	Other expenses	1,920	1,927	5,810	6,005
	Total noninterest expense	25,548	26,290	74,737	74,917
	Income before income taxes	14,540	12,767	38,487	37,842
	Income tax expense	4,580	3,867	12,123	11,791
	Net income	$9,960	$8,900	$26,364	$26,051

	Weighted average common shares outstanding - basic	16,563	16,366	16,473	16,351
	Weighted average common shares outstanding - diluted	16,696	16,414	16,600	16,392
Per share information:	Basic earnings per common share	$0.60	$0.54	$1.59	$1.59
	Diluted earnings per common share	$0.59	$0.54	$1.58	$1.58
	Cash dividends declared per share	$0.26	$0.24	$0.76	$0.70

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months		Nine Months
Periods ended September 30,	2013	2012	2013	2012
Net income	$9,960	$8,900	$26,364	$26,051
Other comprehensive income (loss), net of tax:
Securities available for sale:
Changes in fair value of securities available for sale	(129)	(218)	(5,003)	(676)
Net losses (gains) on securities reclassified into earnings	—	—	393	(138)
Net change in fair value of securities available for sale	(129)	(218)	(4,610)	(814)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings	—	—	1,384	80
Cash flow hedges:
Change in fair value of cash flow hedges	(47)	(127)	(15)	(331)
Net cash flow hedge losses reclassified into earnings	91	113	331	336
Net change in fair value of cash flow hedges	44	(14)	316	5
Defined benefit plan obligation adjustment	11,440	171	12,069	527
Total other comprehensive income (loss), net of tax	11,355	(61)	9,159	(202)
Total comprehensive income	$21,315	$8,839	$35,523	$25,849

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2012	16,292	$1,018	$88,030	$194,198	($1,895)	$281,351
Net income				26,051		26,051
Total other comprehensive loss, net of tax					(202)	(202)
Cash dividends declared				(11,610)		(11,610)
Share-based compensation			1,404			1,404
Deferred compensation plan	10	1	145			146
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	69	4	1,250			1,254
Balance at September 30, 2012	16,371	$1,023	$90,829	$208,639	($2,097)	$298,394

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2013	16,380	$1,024	$91,453	$213,674	($10,499)	$295,652
Net income				26,364		26,364
Total other comprehensive income, net of tax					9,159	9,159
Cash dividends declared				(12,686)		(12,686)
Share-based compensation			1,377			1,377
Deferred compensation plan	2	—	30			30
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	207	13	3,676			3,689
Balance at September 30, 2013	16,589	$1,037	$96,536	$227,352	($1,340)	$323,585

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,	2013		2012
	Cash flows from operating activities:
	Net income	$26,364		$26,051
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	2,000		2,100
	Depreciation of premises and equipment	2,489		2,370
	Foreclosed and repossessed property valuation adjustments	79		298
	Net gain on sale of bank property	—		(358)
	Net amortization of premium and discount	1,196		1,679
	Net amortization of intangibles	516		555
	Share-based compensation	1,377		1,404
	Income from bank-owned life insurance	(1,392)		(1,969)
	Net gains on loan sales and commissions on loans originated for others	(11,534)		(9,616)
	Net realized gains on securities	—		(299)
	Net impairment losses recognized in earnings	2,772		209
	Net gains on interest rate swap contracts	(225)		(87)
	Equity in losses (earnings) of unconsolidated subsidiaries	65		(114)
	Proceeds from sales of loans	356,932		336,919
	Loans originated for sale	(313,227)		(344,532)
	Decrease (increase) in other assets	12,388		(7,567)
	(Decrease) increase in other liabilities	(13,769)		1,711
	Net cash provided by operating activities	66,031		8,754
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(66,569)		—
	Other investment securities available for sale	(25,404)		—
Proceeds from sale of:	Mortgage-backed securities available for sale	—		6,247
	Other investment securities available for sale	2,660		6,338
Maturities and principal payments of:	Mortgage-backed securities available for sale	64,270		85,059
	Other investment securities available for sale	3,890		911
	Mortgage-backed securities held to maturity	8,704		8,138
	Remittance of Federal Home Loan Bank stock	2,688		1,590
	Net increase in loans	(100,655)		(103,402)
	Proceeds from sale of portfolio loans	49,588		—
	Purchases of loans, including purchased interest	(9,103)		(5,007)
	Proceeds from the sale of property acquired through foreclosure or repossession	2,142		3,146
	Purchases of premises and equipment	(1,178)		(4,513)
	Net proceeds from the sale of bank property	—		1,571
	Proceeds from bank-owned life insurance	—		1,419
	Net cash (used in) provided by investing activities	(68,967)		1,497
	Cash flows from financing activities:
	Net increase in deposits	142,200		108,344
	Net decrease in other borrowings	(415)		(19,529)
	Proceeds from Federal Home Loan Bank advances	204,000		472,930
	Repayment of Federal Home Loan Bank advances	(276,687)		(595,705)
	Proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	3,287		1,251
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	432		149
	Redemption of junior subordinated debentures	(10,310)	—	—
	Cash dividends paid	(12,293)		(11,177)
	Net cash provided by (used in) financing activities	50,214		(43,737)
	Net increase (decrease) in cash and cash equivalents	47,278		(33,486)
	Cash and cash equivalents at beginning of period	92,650		87,020
	Cash and cash equivalents at end of period	$139,928		$53,534
	Noncash Investing and Financing Activities:
	Loans charged off	$5,319		$1,801
	Loans transferred to property acquired through foreclosure or repossession	1,073		3,255
Supplemental Disclosures:
	Interest payments	$18,401		$22,869
	Income tax payments	11,528		12,729

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Information
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
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

$7.7 million at September 30, 2013 and $5.5 million at December 31, 2012 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of September 30, 2013 and December 31, 2012, cash and due from banks included interest-bearing deposits in other banks of $87.8 million and $32.2 million, respectively.

(4)	Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$54,461	$1,208	$—	$55,669
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	218,598	9,943	(36)	228,505
States and political subdivisions	64,833	2,507	—	67,340
Trust preferred securities:
Individual name issuers	30,705	—	(5,930)	24,775
Collateralized debt obligations	1,264	—	(839)	425
Corporate bonds	11,133	254	(16)	11,371
Total securities available for sale	$380,994	$13,912	($6,821)	$388,085
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$31,264	$698	$—	$31,962
Total securities held to maturity	$31,264	$698	$—	$31,962
Total securities	$412,258	$14,610	($6,821)	$420,047

(Dollars in thousands)
December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,458	$2,212	$—	$31,670
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	217,136	14,097	—	231,233
States and political subdivisions	68,196	4,424	—	72,620
Trust preferred securities:
Individual name issuers	30,677	—	(5,926)	24,751
Collateralized debt obligations	4,036	—	(3,193)	843
Corporate bonds	13,905	476	—	14,381
Total securities available for sale	$363,408	$21,209	($9,119)	$375,498
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$40,381	$1,039	$—	$41,420
Total securities held to maturity	$40,381	$1,039	$—	$41,420
Total securities	$403,789	$22,248	($9,119)	$416,918

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

At September 30, 2013 and December 31, 2012, securities available for sale and held to maturity with a fair value of $391.7 million and $386.5 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings and letters of credit, potential borrowings with the FRB, certain public deposits and for other purposes.

The schedule of maturities of debt securities available for sale and held to maturity as of September 30, 2013 is presented below. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other debt securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.

(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$54,461	$—	$—	$—	$54,461
Weighted average yield	4.04%	—%	—%	—%	4.04%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	60,133	106,040	37,563	14,862	218,598
Weighted average yield	4.30%	3.76%	2.65%	2.43%	3.63%
State and political subdivisions:
Amortized cost	12,296	52,537	—	—	64,833
Weighted average yield	3.89%	3.91%	—%	—%	3.91%
Trust preferred securities:
Amortized cost	—	—	—	31,969	31,969
Weighted average yield	—%	—%	—%	1.38%	1.38%
Corporate bonds:
Amortized cost	5,027	5,704	402	—	11,133
Weighted average yield	6.64%	2.82%	2.45%	—%	4.53%
Total debt securities available for sale:
Amortized cost	$131,917	$164,281	$37,965	$46,831	$380,994
Weighted average yield	4.25%	3.77%	2.65%	1.71%	3.57%
Fair value	$133,376	$167,772	$39,432	$47,505	$388,085
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$6,995	$15,465	$6,710	$2,094	$31,264
Weighted average yield	2.57%	2.48%	2.37%	0.88%	2.37%
Fair value	$7,151	$15,810	$6,860	$2,141	$31,962

Included in debt securities as of September 30, 2013 were debt securities with an amortized cost balance of $111.4 million and a fair value of $106.7 million that are callable at the discretion of the issuers.  Final maturities of these callable securities range from two to twenty-four years, with call features ranging from one month to four years.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2013	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2	$969	($36)	—	$—	$—	2	$969	($36)
Trust preferred securities:
Individual name issuers	—	—	—	11	24,775	(5,930)	11	24,775	(5,930)
Collateralized debt obligations	—	—	—	1	425	(839)	1	425	(839)
Corporate bonds	2	407	(16)	—	—	—	2	407	(16)
Total temporarily impaired securities	4	$1,376	($52)	12	$25,200	($6,769)	16	$26,576	($6,821)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2012	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	$—	$—	11	$24,751	($5,926)	11	$24,751	($5,926)
Collateralized debt obligations	—	—	—	2	843	(3,193)	2	843	(3,193)
Total temporarily impaired securities	—	$—	$—	13	$25,594	($9,119)	13	$25,594	($9,119)

Further deterioration in credit quality of the underlying issuers of the securities, further deterioration in the condition of the financial services industry, a continuation or worsening of the current economic environment, or additional declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods, and the Corporation may incur additional write-downs.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at September 30, 2013 and December 31, 2012 were 11 trust preferred security holdings issued by seven individual companies in the financial services industry, specifically, the banking sector.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector. Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of September 30, 2013, trust preferred debt securities with an amortized cost of $11.9 million and unrealized losses of $2.1 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations (“CDO”)
Washington Trust has invested in pooled trust preferred holdings in the form of collateralized debt obligations. The pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.

Valuations of pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

believes the unrealized losses primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices to remain at low levels.

The following table summarizes Washington Trust’s pooled trust preferred holdings:

(Dollars in thousands)	September 30, 2013			December 31, 2012
	Amortized Cost (1)	Fair Value	Unrealized Losses	Amortized Cost (1)	Fair Value	Unrealized Losses
Deal Name
Tropic CDO 1, tranche A4L	$—	$—	$—	$2,772	$613	($2,159)
Preferred Term Securities [PreTSL] XXV, tranche C1	1,264	425	(839)	1,264	230	(1,034)
Totals	$1,264	$425	($839)	$4,036	$843	($3,193)

(1)	Net of other-than-temporary impairment losses recognized in earnings.

On March 22, 2013, the trustee for the Tropic CDO I security issued a notice that liquidation of the CDO entity would take place at the direction of holders of the CDO tranches senior to the subordinate tranche interest held by Washington Trust. Accordingly, Washington Trust recognized an other-than-temporary impairment charge in the first quarter of 2013 on the entire $2.8 million million carrying value of this security, based on the expectation that proceeds from the liquidation would be insufficient to satisfy the amount owed to the subordinate tranche. The liquidation was conducted in August 2013 and was insufficient to satisfy any amount owed on the subordinate tranche.

Washington Trust’s investment in the PreTSL XXV, tranche C1 (“PreTSL”) is subordinate to two senior tranche levels. This investment security has been on nonaccrual status and has been deferring interest payments since December 2008. The September 30, 2013 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  As of September 30, 2013, this security had unrealized losses of $839 thousand and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no additional rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. Based on information available through the filing date of this report, there have been no additional adverse changes in deferral or default status of the underlying issuer institutions. Based on cash flow forecasts for this security, management expects to recover the remaining amortized cost of this security. Furthermore, Washington Trust does not intend to sell this security and it is not more likely than not that Washington Trust will be required to sell this security before recovery of its cost basis, which may be at maturity. Therefore, management does not consider the unrealized losses on this security to be other-than-temporary at September 30, 2013.

Credit-Related Impairment Losses Recognized on Debt Securities
The following table presents a roll forward of the balance of cumulative credit-related impairment losses recognized on debt securities for the periods indicated:

(Dollars in thousands)	Three months		Nine months
Periods ended September 30,	2013	2012	2013	2012
Balance at beginning of period	$6,097	$3,313	$3,325	$3,104
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	—	—	2,772	209
Balance at end of period	$6,097	$3,313	$6,097	$3,313

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

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$727,375	31%	$710,813	31%
Construction and development (2)	51,951	2	27,842	1
Other (3)	518,566	22	513,764	23
Total commercial	1,297,892	55	1,252,419	55
Residential real estate:
Mortgages (4)	711,427	30	692,798	30
Homeowner construction	20,265	1	24,883	1
Total residential real estate	731,692	31	717,681	31
Consumer:
Home equity lines (5)	227,063	10	226,861	10
Home equity loans (5)	41,158	2	39,329	2
Other (6)	55,961	2	57,713	2
Total consumer	324,182	14	323,903	14
Total loans (7)	$2,353,766	100%	$2,294,003	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of September 30, 2013 and December 31, 2012, $204.1 million and $238.6 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit.

(2)	Loans for construction commercial properties, loans to developers for construction of residential properties, and loans for land development.

(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. As of September 30, 2013, $47.5 million and $24.3 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2012 were $51.8 million and $29.5 million, respectively.

(4)	As of September 30, 2013 and December 31, 2012, $647.3 million and $627.4 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit.

(5)	As of September 30, 2013 and December 31, 2012, $191.8 million and $189.4 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit.

(6)	Fixed-rate consumer installment loans.

(7)
Includes net unamortized loan origination costs of $531 thousand and $39 thousand, respectively, and net unamortized premiums on purchased loans of $100 thousand and $83 thousand, respectively, at September 30, 2013 and December 31, 2012.

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

The following is a summary of nonaccrual loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Sep 30, 2013	Dec 31, 2012
Commercial:
Mortgages	$8,956	$10,681
Construction and development	—	—
Other	1,248	4,412
Residential real estate:
Mortgages	8,095	6,158
Homeowner construction	—	—
Consumer:
Home equity lines	412	840
Home equity loans	768	371
Other	24	81
Total nonaccrual loans	$19,503	$22,543
Accruing loans 90 days or more past due	$—	$—

As of September 30, 2013 and December 31, 2012, nonaccrual loans of $2.2 million and $1.6 million, respectively, were current as to the payment of principal and interest.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
September 30, 2013	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$730	$8,226	$8,956	$718,419	$727,375
Construction and development	—	—	—	—	51,951	51,951
Other	2,648	8	929	3,585	514,981	518,566
Residential real estate:
Mortgages	2,624	1,960	4,843	9,427	702,000	711,427
Homeowner construction	—	—	—	—	20,265	20,265
Consumer:
Home equity lines	636	220	262	1,118	225,945	227,063
Home equity loans	339	104	416	859	40,299	41,158
Other	38	4	15	57	55,904	55,961
Total loans	$6,285	$3,026	$14,691	$24,002	$2,329,764	$2,353,766

(Dollars in thousands)	Days Past Due
December 31, 2012	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$373	$408	$10,300	$11,081	$699,732	$710,813
Construction and development	—	—	—	—	27,842	27,842
Other	260	296	3,647	4,203	509,561	513,764
Residential real estate:
Mortgages	4,840	1,951	3,658	10,449	682,349	692,798
Homeowner construction	—	—	—	—	24,883	24,883
Consumer:
Home equity lines	753	207	528	1,488	225,373	226,861
Home equity loans	252	114	250	616	38,713	39,329
Other	129	64	66	259	57,454	57,713
Total loans	$6,607	$3,040	$18,449	$28,096	$2,265,907	$2,294,003

Included in past due loans as of September 30, 2013 and December 31, 2012, were nonaccrual loans of $17.3 million and $21.0 million, respectively. All loans 90 days or more past due at September 30, 2013 and December 31, 2012 were classified as nonaccrual.

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

The following is a summary of impaired loans, as of the dates indicated:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
No Related Allowance Recorded:
Commercial:
Mortgages	$2,913	$2,357	$6,940	$2,360	$—	$—
Construction and development	—	—	—	—	—	—
Other	1,633	1,058	1,629	1,057	—	—
Residential real estate:
Mortgages	182	1,294	199	1,315	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$4,728	$4,709	$8,768	$4,732	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$29,972	$17,897	$31,596	$19,738	$1,110	$1,720
Construction and development	—	—	—	—	—	—
Other	1,196	9,939	1,572	10,690	331	694
Residential real estate:
Mortgages	3,494	2,576	3,882	2,947	569	463
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	173	187	174	255	1	1
Home equity loans	57	117	57	160	—	—
Other	129	137	130	136	2	2
Subtotal	$35,021	$30,853	$37,411	$33,926	$2,013	$2,880
Total impaired loans	$39,749	$35,562	$46,179	$38,658	$2,013	$2,880
Total:
Commercial	$35,714	$31,251	$41,737	$33,845	$1,441	$2,414
Residential real estate	3,676	3,870	4,081	4,262	569	463
Consumer	359	441	361	551	3	3
Total impaired loans	$39,749	$35,562	$46,179	$38,658	$2,013	$2,880

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the average recorded investment and interest income recognized on impaired loans segregated by loan class for the periods indicated:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended September 30,	2013	2012	2013	2012
Commercial:
Mortgages	$29,430	$9,611	$192	$71
Construction and development	—	—	—	—
Other	3,536	10,176	43	73
Residential real estate:
Mortgages	3,818	4,400	51	21
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	173	121	2	—
Home equity loans	58	120	1	2
Other	131	144	2	2
Totals	$37,146	$24,572	$291	$169

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Nine months ended September 30,	2013	2012	2013	2012
Commercial:
Mortgages	$26,110	$8,795	$444	$176
Construction and development	—	—	—	—
Other	7,159	10,756	157	231
Residential real estate:
Mortgages	4,104	4,867	100	66
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	209	167	6	2
Home equity loans	77	138	5	5
Other	146	151	6	7
Totals	$37,805	$24,874	$718	$487

At September 30, 2013, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status.

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $27.2 million and $20.2 million, respectively, at September 30, 2013 and December 31, 2012. These amounts included accrued interest of $44 thousand and $13 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $381 thousand and $898 thousand, respectively, at September 30, 2013 and December 31, 2012. As of September 30, 2013, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present loans modified as a troubled debt restructuring during the periods indicated:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended September 30,	2013	2012	2013	2012	2013	2012
Commercial:
Mortgages	1	2	$6,018	$8,183	$4,909	$8,183
Construction and development	—	—	—	—	—	—
Other	2	—	30	—	30	—
Residential real estate:
Mortgages	—	—	—	—	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	3	2	$6,048	$8,183	$4,939	$8,183

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Nine months ended September 30,	2013	2012	2013	2012	2013	2012
Commercial:
Mortgages	6	5	$15,974	$9,044	$14,785	$9,044
Construction and development	—	—	—	—	—	—
Other	7	7	1,198	1,625	1,198	1,625
Residential real estate:
Mortgages	—	2	—	651	—	651
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	1	—	92	—	92	—
Home equity loans	—	—	—	—	—	—
Other	—	2	—	5	—	5
Totals	14	16	$17,264	$11,325	$16,075	$11,325

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

The following table provides information on how loans were modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2013	2012	2013	2012
Below market interest rate concession	$6,018	$—	$15,836	$1,426
Payment deferral	—	—	—	240
Maturity / amortization concession	21	—	21	917
Interest only payments	9	—	424	361
Combination (1)	—	8,183	983	8,381
Total	$6,048	$8,183	$17,264	$11,325

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

The following tables present loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the periods indicated:

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Three months ended September 30,	2013	2012	2013	2012
Commercial:
Mortgages	1	—	$482	$—
Construction and development	—	—	—	—
Other	—	3	—	428
Residential real estate:
Mortgages	—	2	—	670
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	1	—	13
Totals	1	6	$482	$1,111

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Nine months ended September 30,	2013	2012	2013	2012
Commercial:
Mortgages	1	1	$482	$195
Construction and development	—	—	—	—
Other	—	3	—	428
Residential real estate:
Mortgages	—	2	—	670
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	1	—	13
Totals	1	7	$482	$1,306

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. As of September 30, 2013 and December 31, 2012, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.69 and 4.77, respectively.

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

The Corporation’s procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is also supplemented with selected targeted internal reviews of the commercial loan portfolio. The criticized loan portfolio, which consists of commercial and commercial real estate loans that are risk rated special mention or worse, are reviewed by management on a quarterly basis, focusing on the current status and strategies to improve the credit.

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
Mortgages	$685,924	$669,220	$23,753	$21,649	$17,698	$19,944
Construction and development	51,951	27,842	—	—	—	—
Other	498,231	483,371	16,325	24,393	4,010	6,000
Total commercial loans	$1,236,106	$1,180,433	$40,078	$46,042	$21,708	$25,944

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
Residential Real Estate:
Accruing mortgages	$703,332	$686,640	$—	$—
Nonaccrual mortgages	3,252	2,500	4,843	3,658
Homeowner construction	20,265	24,883	—	—
Total residential real estate loans	$726,849	$714,023	$4,843	$3,658
Consumer:
Home equity lines	$226,801	$226,333	$262	$528
Home equity loans	40,742	39,078	416	251
Other	55,946	57,648	15	65
Total consumer loans	$323,489	$323,059	$693	$844

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(6)	Allowance for Loan Losses
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

An additional unallocated allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment and ever changing conditions and to reflect management’s consideration of qualitative and quantitative assessments of other environmental factors, including, but not limited to, conditions that may affect the collateral position such as environmental matters, regulatory changes affecting the foreclosure process, as well as conditions that may affect the ability of borrowers to meet debt service requirements.

Because the methodology is based upon historical experience and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk and declines in local property values. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the activity in the allowance for loan losses for the periods presented:

For the three months ended September 30, 2013:
	Commercial
(Dollars in thousands)	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$6,748	$277	$5,442	$12,467	$4,691	$2,455	$8,271	$27,884
Charge-offs	(640)	—	(81)	(721)	—	(49)		(770)
Recoveries	38	—	83	121	—	73		194
Provision	493	164	126	783	(11)	16	(88)	700
Ending Balance	$6,639	$441	$5,570	$12,650	$4,680	$2,495	$8,183	$28,008

For the three months ended September 30, 2012:
	Commercial
(Dollars in thousands)	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,945	$164	$6,239	$15,348	$4,713	$2,381	$8,006	$30,448
Charge-offs	(258)	—	(15)	(273)	(65)	(86)		(424)
Recoveries	46	—	37	83	24	21		128
Provision	520	54	245	819	(408)	323	(134)	600
Ending Balance	$9,253	$218	$6,506	$15,977	$4,264	$2,639	$7,872	$30,752

For the nine months ended September 30, 2013:
	Commercial
(Dollars in thousands)	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$9,407	$224	$5,996	$15,627	$4,269	$2,684	$8,293	$30,873
Charge-offs	(4,754)	—	(259)	(5,013)	(48)	(258)		(5,319)
Recoveries	230	—	127	357	3	94		454
Provision	1,756	217	(294)	1,679	456	(25)	(110)	2,000
Ending Balance	$6,639	$441	$5,570	$12,650	$4,680	$2,495	$8,183	$28,008

For the nine months ended September 30, 2012:
	Commercial
(Dollars in thousands)	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,195	$95	$6,200	$14,490	$4,694	$2,452	$8,166	$29,802
Charge-offs	(267)	—	(925)	(1,192)	(315)	(294)		(1,801)
Recoveries	436	—	74	510	97	44		651
Provision	889	123	1,157	2,169	(212)	437	(294)	2,100
Ending Balance	$9,253	$218	$6,506	$15,977	$4,264	$2,639	$7,872	$30,752

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology.

(Dollars in thousands)	September 30, 2013		December 31, 2012
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$32,849	$1,110	$20,250	$1,720
Construction & development	—	—	—	—
Other	2,822	331	10,989	694
Residential real estate mortgages	3,674	569	3,868	463
Consumer	359	3	440	3
Subtotal	$39,704	$2,013	$35,547	$2,880
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$694,526	$5,529	$690,563	$7,687
Construction & development	51,951	441	27,842	224
Other	515,744	5,239	502,775	5,302
Residential real estate mortgages	728,018	4,111	713,813	3,806
Consumer	323,823	2,492	323,463	2,681
Subtotal	$2,314,062	$17,812	$2,258,456	$19,700
Unallocated	—	8,183	—	8,293
Total	$2,353,766	$28,008	$2,294,003	$30,873

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(7)	Time Certificates of Deposit
Scheduled maturities and weighted average interest rates paid on time certificates of deposit outstanding at September 30, 2013 were as follows:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2013 through December 31, 2013	$257,253	0.62%
2014	268,853	1.18%
2015	136,786	1.89%
2016	82,690	1.62%
2017	39,730	1.57%
Thereafter	31,798	1.28%
	$817,110

The following table represents the amount of certificates of deposit of $100 thousand or more at September 30, 2013 maturing during the periods indicated:

(Dollars in thousands)	Scheduled Maturity
October 1, 2013 to December 31, 2013	$185,221
January 1, 2014 to March 31, 2014	36,355
April 1, 2014 to September 30, 2014	42,703
October 1, 2014 and beyond	119,867
$384,146

(8)	Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $288.5 million and $361.2 million, respectively, at September 30, 2013 and December 31, 2012. The Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million. In addition, the FHLBB has issued standby letters of credit to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposit at the FHLBB. The Bank’s unused remaining available borrowing capacity at the FHLBB was approximately $604.7 million and $536.2 million, respectively, at September 30, 2013 and December 31, 2012.

The following table presents maturities and weighted average interest rates paid on FHLBB advances outstanding as of the dates indicated:

(Dollars in thousands)	September 30, 2013			December 31, 2012
	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)
2013	$403	$403	5.01%	$48,630	$48,630	0.81%
2014	2,519	2,519	3.54%	2,519	2,519	3.54%
2015	1,569	1,569	4.89%	79,069	79,069	3.63%
2016	85,066	85,066	3.05%	85,066	85,066	3.05%
2017	70,875	70,875	3.04%	80,335	80,335	2.94%
2018 and thereafter	128,053	128,053	3.88%	65,553	65,553	4.58%
	$288,485	$288,485	3.43%	$361,172	$361,172	3.13%

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
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total Capital (to Risk-Weighted Assets):
Corporation	$313,239	13.44%	$186,384	8.00%	$232,980	10.00%
Bank	$308,816	13.27%	$186,227	8.00%	$232,784	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$284,935	12.23%	$93,192	4.00%	$139,788	6.00%
Bank	$280,512	12.05%	$93,114	4.00%	$139,670	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$284,935	9.41%	$121,182	4.00%	$151,478	5.00%
Bank	$280,512	9.27%	$121,013	4.00%	$151,267	5.00%
December 31, 2012
Total Capital (to Risk-Weighted Assets):
Corporation	$304,716	13.26%	$183,876	8.00%	$229,845	10.00%
Bank	$299,503	13.05%	$183,651	8.00%	$229,564	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$275,956	12.01%	$91,938	4.00%	$137,907	6.00%
Bank	$270,778	11.80%	$91,826	4.00%	$137,738	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$275,956	9.30%	$118,733	4.00%	$148,417	5.00%
Bank	$270,778	9.14%	$118,535	4.00%	$148,169	5.00%
(1)    Leverage ratio

(10)	Derivative Financial Instruments
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Cash Flow Hedging Instruments
As of September 30, 2013, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $23 million of variable rate junior subordinated debentures, compared to three interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debentures as of December 31, 2012.  See additional disclosure in Note 8 regarding the June 2013 redemption of junior subordinated debentures. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp has pledged collateral to derivative counterparties in the form of cash totaling $1.7 million at September 30, 2013 and $2.0 million at December 31, 2012.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Customer Related Derivative Contracts
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in making loans.  As of September 30, 2013 and December 31, 2012, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $64.9 million and $70.5 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, best efforts forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell fixed-rate residential real estate mortgage loans are derivative financial instruments, but do not meet criteria for hedge accounting and as such are treated as derivatives not designated as hedging instruments. These derivative financial instruments are recorded at fair value and changes in fair value of these commitments are reflected in earnings in the period of change. The Corporation has elected to carry newly originated closed residential real estate mortgage loans held for sale at fair value, as changes in fair value in these loans held for sale generally offset changes in interest rate lock and forward sale commitments.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2013	Dec 31, 2012	Balance Sheet Location	Sep 30, 2013	Dec 31, 2012
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$1,125	$1,619
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	Other assets	867	2,513	Other liabilities	—	—
Commitments to sell fixed-rate mortgage loans	Other assets	1	—	Other liabilities	1,135	4,191
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	2,195	3,851	Other liabilities	178	—
Mirror swaps with counterparties	Other assets	210	—	Other liabilities	2,245	3,952
Total		$3,273	$6,364		$4,683	$9,762

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
	Three months		Nine months			Three months		Nine months
Periods ended September 30,	2013	2012	2013	2012		2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts	$44	($14)	$316	$5	Interest Expense	$—	$—	$—	$—
Total	$44	($14)	$316	$5		$—	$—	$—	$—

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three months		Nine months
Periods ended September 30,		2013	2012	2013	2012
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$127	$1,810	($1,646)	$3,009
Commitments to sell fixed-rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	(667)	(2,660)	3,057	(3,965)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	306	340	(105)	949
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(252)	(277)	330	(862)
Total		($486)	($787)	$1,636	($869)

(11)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of September 30, 2013 and December 31, 2012, securities available for sale, residential real estate mortgage loans held for sale and derivatives were recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3. Level 3 securities were comprised of pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded. In the first quarter of 2013, Washington Trust recognized an other-than-temporary impairment charge on one of its pooled trust preferred debt securities, reducing its carrying value to zero. See Note 4 for additional disclosure regarding pooled trust preferred debt securities. As of September 30, 2013 and December 31, 2012, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the security.  The weighting was then used to determine an overall fair value.  Management believes that this approach is most representative of fair value for such securities in current market conditions.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale portfolio was $12.8 million and $48.4 million, respectively, at September 30, 2013 and December 31, 2012. The aggregate fair value of this portfolio as of the same dates was $13.1 million and $50.1 million, respectively. As of September 30, 2013 and December 31, 2012, the aggregate fair value of mortgage loans held for sale exceeded the aggregate principal amount by $333 thousand and $1.7 million, respectively. There were no mortgage loans for sale 90 days or more past due at September 30, 2013 and December 31, 2012.

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

(Dollars in thousands)
	Three Months		Nine months
Periods ended September 30,	2013	2012	2013	2012
Mortgage loans held for sale	$606	$850	($1,353)	$956
Commitments to originate	127	1,810	(1,646)	3,009
Commitments to sell	(667)	(2,660)	3,057	(3,965)
Total changes in fair value	$66	$—	$58	$—

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
September 30, 2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$55,669	$—	$55,669
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	228,505	—	228,505
States and political subdivisions	—	67,340	—	67,340
Trust preferred securities:
Individual name issuers	—	24,775	—	24,775
Collateralized debt obligations	—	—	425	425
Corporate bonds	—	11,371	—	11,371
Mortgage loans held for sale	—	13,105	—	13,105
Derivative assets (1):
Interest rate swap contracts with customers	—	2,405	—	2,405
Forward loan commitments	—	868	—	868
Total assets at fair value on a recurring basis	$—	$404,038	$425	$404,463
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$2,423	$—	$2,423
Interest rate risk management swap contracts	—	1,125	—	1,125
Forward loan commitments	—	1,135	—	1,135
Total liabilities at fair value on a recurring basis	$—	$4,683	$—	$4,683

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$31,670	$—	$31,670
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	231,233	—	231,233
States and political subdivisions	—	72,620	—	72,620
Trust preferred securities:
Individual name issuers	—	24,751	—	24,751
Collateralized debt obligations	—	—	843	843
Corporate bonds	—	14,381	—	14,381
Mortgage loans held for sale	—	40,243	9,813	50,056
Derivative assets (1):
Interest rate swap contracts with customers	—	3,851	—	3,851
Forward loan commitments	—	2,469	44	2,513
Total assets at fair value on a recurring basis	$—	$421,218	$10,700	$431,918
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with customers	$—	$3,952	$—	$3,952
Interest rate risk management swap contracts	—	1,619	—	1,619
Forward loan commitments	—	4,005	186	4,191
Total liabilities at fair value on a recurring basis	$—	$9,576	$186	$9,762

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the nine months ended September 30, 2013 and 2012, there were no transfers in and/or out of Level 1, 2 or 3.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated:

Three months ended September 30,	2013	2012
(Dollars in thousands)	Securities Available for Sale (1)	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total
Balance at beginning of period	$397	$767	—	$—	$767
Gains and losses (realized and unrealized):
Included in earnings (4)	—	—	55	(55)	—
Included in other comprehensive income	28	163	—	—	163
Purchases	—	—	—	—	—
Issuances	—	—	4,178	—	4,178
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance at end of period	$425	$930	$4,233	($55)	$5,108

Nine months ended September 30,	2013				2012
(Dollars in thousands)	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total
Balance at beginning of period	$843	$9,813	($142)	$10,514	$887	—	$—	$887
Gains and losses (realized and unrealized):
Included in earnings (4)	(2,772)	(150)	142	(2,780)	(209)	—	—	(209)
Included in other comprehensive income	2,487	—	—	2,487	252	—	—	252
Purchases	—	—	—	—	—	—	—	—
Issuances	—	12,692	—	12,692	—	4,233	(55)	4,178
Sales	—	(22,355)	—	(22,355)	—	—	—	—
Settlements	(133)	—	—	(133)	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Balance at end of period	$425	$—	$—	$425	$930	4,233	($55)	$5,108

(1)	During the periods indicated, Level 3 securities available for sale were comprised of pooled trust preferred debt securities in the form of collateralized debt obligations.

(2)	During the periods indicated, Level 3 mortgage loans held for sale consisted of certain mortgage loans whose fair value was determined utilizing a discounted cash flow analysis.

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

(Dollars in thousands)	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Trust preferred securities:
Collateralized debt obligations	$425	Discounted Cash Flow	Discount Rate	17.00%
			Cumulative Default %	2.9% - 100% (18.2%)
			Loss Given Default %	85% - 100% (91.4%)

(Dollars in thousands)	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Trust preferred securities:
Collateralized debt obligations	$843	Discounted Cash Flow	Discount Rate	16.75%
			Cumulative Default %	3.3% - 100% (25.7%)
			Loss Given Default %	85% - 100% (90.9%)

Mortgage loans held for sale	$9,813	Discounted Cash Flow	Interest Rate	2.875% - 4.95% (3.71%)
			Credit Risk Adjustment	0.25%

Forward loan commitments - assets	$44	Discounted Cash Flow	Interest Rate	3.25% - 3.875% (3.56%)
			Credit Risk Adjustment	0.25%

Forward loan commitments - liabilities	($186)	Discounted Cash Flow	Interest Rate	3.25% - 3.875% (3.69%)
			Credit Risk Adjustment	0.25%

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

The following tables present the carrying value of certain assets measured at fair value on a nonrecurring basis as of the dates indicated:

(Dollars in thousands)	September 30, 2013
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$12,475	$12,475
Property acquired through foreclosure or repossession	—	—	416	416
Total assets at fair value on a nonrecurring basis	$—	$—	$12,891	$12,891

The allowance for loan losses on collateral dependent impaired loans amounted to $633 thousand at September 30, 2013.

(Dollars in thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$9,550	$9,550
Property acquired through foreclosure or repossession	—	—	1,073	1,073
Total assets at fair value on a nonrecurring basis	$—	$—	$10,623	$10,623

The allowance for loan losses allocation on collateral dependent impaired loans amounted to $2.0 million at December 31, 2012.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value for the dates indicated.

(Dollars in thousands)	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$12,475	Appraisals of collateral	Discount for costs to sell	1% - 25% (10%)
			Appraisal adjustments (1)	0% - 45% (2%)
Property acquired through foreclosure or repossession	$416	Appraisals of collateral	Discount for costs to sell	2% - 10% (9%)
			Appraisal adjustments (1)	6% - 22% (13%)

(Dollars in thousands)	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$9,550	Appraisals of collateral	Discount for costs to sell	0% - 50% (11%)
			Appraisal adjustments (1)	0% - 27% (18%)
Property acquired through foreclosure or repossession	$1,073	Appraisals of collateral	Discount for costs to sell	0% - 10% (5%)
			Appraisal adjustments (1)	15% - 34% (21%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed-rate and adjustable rate interest terms to determine their fair value. The fair value of fixed-rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at September 30, 2013 and December 31, 2012 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market. The fair value of floating rate commercial and consumer loans approximates carrying value. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. Loans are classified within Level 3 of the fair value hierarchy.

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

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2013 and December 31, 2012. The tables exclude financial instruments for which the carrying value approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock, accrued interest receivable and bank-owned life insurance. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, other borrowings and accrued interest payable.

(Dollars in thousands)			Fair Value Measurements
September 30, 2013	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$31,264	$31,962	$—	$31,962	$—
Loans, net of allowance for loan losses	2,325,758	2,391,266	—	—	2,391,266
Loan servicing rights (1)	2,479	2,609	—	—	2,609

Financial Liabilities:
Time deposits	$817,110	$824,264	$—	$824,264	$—
FHLBB advances	288,485	310,158	—	310,158	—
Junior subordinated debentures	22,681	15,189	—	15,189	—

(1)	The carrying value of loan servicing rights is net of $130 thousand in reserves as of September 30, 2013. The estimated fair value does not include such adjustment.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)			Fair Value Measurements
December 31, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$40,381	$41,420	$—	$41,420	$—
Loans, net of allowance for loan losses	2,263,130	2,350,153	—	—	2,350,153
Loan servicing rights (1)	1,110	1,275	—	—	1,275

Financial Liabilities:
Time deposits	$870,232	$879,705	$—	$879,705	$—
FHLBB advances	361,172	392,805	—	392,805	—
Junior subordinated debentures	32,991	23,371	—	23,371	—

(1)	The carrying value of loan servicing rights is net of $165 thousand in reserves as of December 31, 2012. The estimated fair value does not include such adjustment.

(12)	Defined Benefit Pension Plans
The Corporation maintains a tax-qualified defined benefit pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans.  The supplemental retirement plans provide eligible participants with an additional retirement benefit.

Effective September 19, 2013, the Corporation amended its defined benefit pension plans to freeze benefit accruals after a ten-year transition period ending in December 2023. Due to the amendment, a remeasurement of the value of pension plan liabilities was conducted and, as a result, pension plan liabilities were reduced by $17.5 million and the accumulated other comprehensive income component of shareholders' equity was increased by $11.2 million, after tax. The remeasurement impact also reflected an increase in the discount rates used to measure the present value of pension plan liabilities as a result of an increase in market rates of interest and continued asset performance.

The pension plan is funded on a current basis, in compliance with the requirements of ERISA.

The composition of net periodic benefit cost was as follows for the periods indicated:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three months		Nine months		Three months		Nine months
Periods ended September 30,	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$710	$644	$2,171	$1,931	$48	$38	$147	$113
Interest cost	722	705	2,160	2,117	116	126	346	378
Expected return on plan assets	(931)	(746)	(2,780)	(2,239)	—	—	—	—
Amortization of prior service cost	17	(8)	—	(25)	—	(1)	—	(1)
Recognized net actuarial loss	354	246	1,182	737	47	29	145	88
Curtailment	(61)	—	(61)	—	(2)	—	(2)	—
Net periodic benefit cost	$811	$841	$2,672	$2,521	$209	$192	$636	$578

(13)	Share-Based Compensation Arrangements
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Plan, as amended, and the 1997 Equity Incentive Plan, as amended. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Nonvested Share Units
During the nine months ended September 30, 2013, the Corporation granted the following nonvested share units to directors.

Date	Units Granted	Fair Value	Plan	Vesting Period
4/23/2013	12,000	$26.79	2013 Plan	3 year cliff vesting

The nonvested share units awarded were valued at the fair market value as of the award date.

Nonvested Performance Shares
During the nine months ended September 30, 2013, the Corporation granted the following performance share award to certain executive officers.

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
Washington Trust segregates financial information in assessing its results among its Commercial Banking and Wealth Management Services operating segments.  The amounts in the Corporate column include activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units.  The Corporate column is not considered to be an operating segment.  The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised.  Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operations of Washington Trust as a whole.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2013	2012	2013	2012	2013	2012	2013	2012
Net interest income (expense)	$20,364	$19,946	($4)	$—	$3,028	$2,790	$23,388	$22,736
Noninterest income	8,302	8,683	7,629	7,193	1,469	1,045	17,400	16,921
Total income	28,666	28,629	7,625	7,193	4,497	3,835	40,788	39,657
Provision for loan losses	700	600	—	—	—	—	700	600
Noninterest expenses:
Depreciation and amortization expense	614	588	316	325	52	55	982	968
Other noninterest expenses	15,840	16,538	4,944	4,850	3,782	3,934	24,566	25,322
Total noninterest expenses	16,454	17,126	5,260	5,175	3,834	3,989	25,548	26,290
Income before income taxes	11,512	10,903	2,365	2,018	663	(154)	14,540	12,767
Income tax expense (benefit)	3,875	3,751	876	755	(171)	(639)	4,580	3,867
Net income	$7,637	$7,152	$1,489	$1,263	$834	$485	$9,960	$8,900

Total assets at period end	$2,460,150	$2,384,219	$50,297	$51,525	$621,511	$613,124	$3,131,958	$3,048,868
Expenditures for long-lived assets	$277	$935	$39	$72	$25	$53	$341	$1,060

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2013	2012	2013	2012	2013	2012	2013	2012
Net interest income (expense)	$59,606	$59,126	$5	$1	$8,653	$8,405	$68,264	$67,532
Noninterest income	24,239	22,970	23,015	21,850	(294)	2,507	46,960	47,327
Total income	83,845	82,096	23,020	21,851	8,359	10,912	115,224	114,859
Provision for loan losses	2,000	2,100	—	—	—	—	2,000	2,100
Noninterest expenses:
Depreciation and amortization expense	1,876	1,792	968	958	161	175	3,005	2,925
Other noninterest expenses	47,244	47,162	15,078	14,649	9,410	10,181	71,732	71,992
Total noninterest expenses	49,120	48,954	16,046	15,607	9,571	10,356	74,737	74,917
Income before income taxes	32,725	31,042	6,974	6,244	(1,212)	556	38,487	37,842
Income tax expense (benefit)	11,421	10,665	2,635	2,332	(1,933)	(1,206)	12,123	11,791
Net income	$21,304	$20,377	$4,339	$3,912	$721	$1,762	$26,364	$26,051

Total assets at period end	$2,460,150	$2,384,219	$50,297	$51,525	$621,511	$613,124	$3,131,958	$3,048,868
Expenditures for long-lived assets	$1,014	$3,609	$93	$785	$71	$119	$1,178	$4,513

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(15)	Other Comprehensive Income (Loss)
The following table presents the activity in other comprehensive income (loss) and the affected line item in the Consolidated Statement of Income for the periods indicated:

Three months ended September 30,	2013			2012
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($202)	($73)	($129)	($339)	($121)	($218)
Net losses (gains) on securities reclassified into earnings (1)	—	—	—	—	—	—
Net change in fair value of securities available for sale	(202)	(73)	(129)	(339)	(121)	(218)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	—	—	—	—	—	—
Cash flow hedges:
Change in fair value of cash flow hedges	(72)	(25)	(47)	(198)	(71)	(127)
Net cash flow hedge losses reclassified into earnings (3)	141	50	91	176	63	113
Net change in fair value of cash flow hedges	69	25	44	(22)	(8)	(14)
Defined benefit plan obligation adjustment (4)	17,842	6,402	11,440	266	95	171
Total other comprehensive income (loss)	$17,709	$6,354	$11,355	($95)	($34)	($61)

Nine months ended September 30,	2013			2012
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($7,771)	($2,768)	($5,003)	($1,032)	($356)	($676)
Net losses (gains) on securities reclassified into earnings (1)	613	220	393	(214)	(76)	(138)
Net change in fair value of securities available for sale	(7,158)	(2,548)	(4,610)	(1,246)	(432)	(814)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	2,159	775	1,384	124	44	80
Cash flow hedges:
Change in fair value of cash flow hedges	(27)	(12)	(15)	(518)	(187)	(331)
Net cash flow hedge losses reclassified into earnings (3)	515	184	331	523	187	336
Net change in fair value of cash flow hedges	488	172	316	5	—	5
Defined benefit plan obligation adjustment (4)	18,751	6,682	12,069	799	272	527
Total other comprehensive income (loss)	$14,240	$5,081	$9,159	($318)	($116)	($202)

(1)	Reported as total other-than-temporary impairment losses on securities in the Consolidated Statement of Income.

(2)	Reported as the portion of loss recognized in other comprehensive income in the Consolidated Statement of Income.

(3)	Included in interest expense on junior subordinated debentures in the Consolidated Statement of Income.

(4)	Included in salaries and employee benefits expense in the Consolidated Statement of Income. See Note 12 and the Annual Report on Form 10-K for fiscal year 2012 for additional information.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2013:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2012	$9,711	($1,938)	($1,006)	($17,266)	($10,499)
Other comprehensive income before reclassifications	(5,003)	—	(15)	—	(5,018)
Amounts reclassified from accumulated other comprehensive income	393	1,384	331	12,069	14,177
Net other comprehensive income (loss)	(4,610)	1,384	316	12,069	9,159
Balance at September 30, 2013	$5,101	($554)	($690)	($5,197)	($1,340)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2012:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2011	$13,143	($2,062)	($1,127)	($11,849)	($1,895)
Net other comprehensive income (loss)	(814)	80	5	527	(202)
Balance at September 30, 2012	$12,329	($1,982)	($1,122)	($11,322)	($2,097)

(16)	Earnings Per Common Share
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

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine months
Periods ended September 30,	2013	2012	2013	2012
Net income	$9,960	$8,900	$26,364	$26,051
Less dividends and undistributed earnings allocated to participating securities	(37)	(42)	(115)	(116)
Net income applicable to common shareholders	$9,923	$8,858	$26,249	$25,935

Weighted average basic common shares	16,563	16,366	16,473	16,351
Dilutive effect of common stock equivalents	133	48	127	41
Weighted average diluted common shares	16,696	16,414	16,600	16,392

Earnings per common share:
Basic	$0.60	$0.54	$1.59	$1.59
Diluted	$0.59	$0.54	$1.58	$1.58

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, were zero and 400 thousand, respectively, for the three months ended September 30, 2013 and 2012. These amounts were 7 thousand and 342 thousand, respectively, for the nine months ended September 30, 2013 and 2012.

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

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	Sep 30, 2013	Dec 31, 2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$253,400	$223,426
Home equity lines	196,281	184,941
Other loans	33,622	30,504
Standby letters of credit	1,361	1,039
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed-rate mortgage loans to be sold	20,750	67,792
Commitments to sell fixed-rate mortgage loans	33,521	116,162
Customer related derivative contracts:
Interest rate swaps with customers	64,898	70,493
Mirror swaps with counterparties	64,898	70,493
Interest rate risk management contract:
Interest rate swap	22,681	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.  The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year.  As of September 30, 2013 and December 31, 2012, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $1.4 million and $1.0 million, respectively. At September 30, 2013 and December 31, 2012, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three and nine months ended September 30, 2013 and 2012 was immaterial.

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

Leases
As of September 30, 2013 and December 31, 2012, the Corporation was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities.  Rental expense under the operating leases amounted to $699 thousand and $2.0 million, respectively, for the three and nine months ended September 30, 2013, compared to $690 thousand and $2.1 million, respectively, for the same periods in 2012. Rental expense is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income.

As of September 30, 2013, the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)
October 1, 2013 to December 31, 2013	$597
2014	2,431
2015	1,913
2016	1,618
2017	1,450
Thereafter	14,612
Total minimum lease payments	$22,621

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of September 30, 2013 and December 31, 2012, the unpaid principal balance of loans repurchased due to representation and warranty claims was $683 thousand and $843 thousand, respectively. Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $250 thousand at September 30, 2013 and December 31, 2012 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full-year ended December 31, 2013 or any future period.

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

Some of the factors that might cause these differences include the following: continued weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility and disruption in national and international financial markets; additional government intervention in the U.S. financial system; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of the Corporation’s competition; changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Overview
Washington Trust offers a comprehensive product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut, its ATM networks, and its Internet website at www.washtrust.com.

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

Washington Trust opened its fourth mortgage lending office in March 2012 and a new full-service branch in July 2012. We believe the Corporation’s financial strength and stability, capital resources and reputation as the largest independent bank headquartered in Rhode Island, were key factors in the expansion of our retail and mortgage banking business and in delivering solid results in the third quarter of 2013. We will continue to leverage our strong, statewide brand to build market share in Rhode Island whenever possible and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. In the first quarter of 2014, Washington Trust plans to open a new full-service branch in Johnston, Rhode Island, in Providence County. This branch will be the Washington Trust’s nineteenth branch office and its first in Johnston.

Composition of Earnings
Net income for the third quarter of 2013 amounted to $10.0 million, or 59 cents per diluted share, up from $8.9 million, or 54 cents per diluted share, reported for the third quarter of 2012.  Third quarter 2013 net income and earnings per share results were record quarterly highs for Washington Trust. The returns on average equity and average assets for the third quarter of 2013 were 12.82% and 1.29%, respectively, compared to 12.02% and 1.17%, respectively, for the same quarter in 2012.

For the nine months ended September 30, 2013, net income amounted to $26.4 million, or $1.58 per diluted share, compared to $26.1 million, or $1.58 per diluted share, reported for the same period in 2012.  The returns on average equity and average assets for the first nine months of 2013 were 11.54% and 1.15%, respectively, compared to 11.95% and 1.15%, respectively, for the same period in 2012.

Results for the first nine months of 2013 reflected solid mortgage banking results (net gains on loan sales and commissions on loans originated for others) and higher wealth management revenues, partially offset by an increase in salaries and employee benefit costs. Also included in the year-to-date results were the following:

•
Residential mortgage portfolio loans totaling $48.7 million were sold in September 2013 at a gain of $977 thousand, including $456 thousand attributable to mortgage servicing rights retained. This gain was included in the net gains on loan sales and commissions on loans originated for others line item in the Consolidated Statements of Income.

•	Other-than-temporary impairment (“OTTI”) charges of $2.8 million in 2013 and $209 thousand in 2012; both of which were recognized in the first quarter of each year.

•	Debt prepayment penalty expense of $1.1 million and $2.1 million, respectively, in 2013 and 2012.

Net interest income for the three and nine months ended September 30, 2013 amounted to $23.4 million and $68.3 million, respectively, up by $652 thousand, or 3%, and $732 thousand, or 1%, respectively, from the amounts recognized in the same periods in 2012. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.29% for both the three and nine months ended September 30, 2013, compared to 3.28% for each of the same periods in 2012.

The loan loss provision charged to earnings for the three and nine months ended September 30, 2013 amounted to $700 thousand and $2.0 million, respectively. Comparable amounts for the same periods in 2012 were $600 thousand and $2.1 million, respectively. Net charge-offs for the three and nine months ended September 30, 2013 totaled $576 thousand and $4.9 million, respectively, compared to $296 thousand and $1.2 million, respectively, for the same periods a year earlier. The higher level of net charge-offs in 2013 was primarily due to a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan.

Revenue from wealth management services is our largest source of noninterest income. For the three and nine months ended September 30, 2013, wealth management revenues totaled $7.6 million and $23.0 million, respectively, up by 6% and 5%, respectively, from the same periods in 2012 due to an increase in asset-based wealth management revenues. Wealth management assets under administration totaled $4.60 billion at September 30, 2013, compared to $4.20 billion at December 31, 2012 and $4.24 billion at September 30, 2012, largely reflecting net investment appreciation and income.

Mortgage banking revenues, which are dependent on mortgage origination volume and are sensitive to interest rates and the condition of the housing markets, amounted to $3.9 million and $11.5 million, respectively, for the three and nine months ended

September 30, 2013, up by 11% and 20%, respectively, from the same periods in 2012. Excluding the third quarter 2013 portfolio loan sale mentioned above:

•
Mortgage banking revenues for the third quarter of 2013 declined by $598 thousand, or 17%, from the same quarter in 2012. On a year-to-date basis, this revenue source was up by $941 thousand, or 10%, from the same period last year.

•
Residential real estate loans sold to the secondary market, including brokered loans, totaled $114.4 million and $399.3 million, respectively, for the three and nine months ended September 30, 2013. Comparable amounts for the same periods in 2012 were $140.5 million and $384.9 million, respectively.

•
While the year-to-date level of mortgage banking activity has increased in 2013 compared to 2012, in the latter portion of the second quarter of 2013 mortgage loan refinancing and sales activity began to decline due to an increase in market interest rates.

Noninterest expenses for the three and nine months ended September 30, 2013 amounted to $25.5 million and $74.7 million, respectively, down by $742 thousand and $180 thousand, respectively, from the comparable 2012 periods. Excluding the above mentioned debt prepayment penalty expenses, noninterest expenses for the third quarter of 2013 decreased by $694 thousand, or 3%, from the same quarter a year earlier, largely due to a decline in salaries and employee benefit costs. On a year-to-date basis, noninterest expenses were up by $829 thousand, or 1%,which included a $554 thousand increase in employee severance related costs.

Income tax expense amounted to $4.6 million and $12.1 million, respectively, for the three and nine months ended September 30, 2013. Comparable amounts for the same periods a year earlier were $3.9 million and $11.8 million, respectively. The effective tax rate for the three months ended September 30, 2013 and 2012 was 31.5% and 30.3%, respectively. The lower effective tax rate for the third quarter of 2012 reflected a non-taxable gain related to the receipt of BOLI proceeds in that quarter. For the first nine months of 2013, the effective tax rate was 31.5%, up slightly from 31.2% for the same period in 2012.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities, income from BOLI and administrative expenses not allocated to the business lines are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.  The Corporate unit’s net income for the three and nine months ended September 30, 2013 decreased by $349 thousand and $1.0 million, respectively, compared to the same periods a year ago. On a year-to-date basis, the decline in the Corporate unit’s net income largely reflected the higher level of OTTI charges recognized on investment securities in 2013.

The Commercial Banking segment reported net income of $7.6 million and $21.3 million, respectively, for the three and nine months ended September 30, 2013, compared to $7.2 million and $20.4 million for the same periods in 2012. Net interest income for this segment for the three and nine months ended September 30, 2013 increased by $418 thousand and $480 thousand, respectively, from the same periods in 2012.  The provision for loan losses for both the three and nine months ended September 30, 2013 increased by $100 thousand, compared to each corresponding period a year ago. Noninterest income derived from the Commercial Banking segment totaled $8.3 million and $24.2 million, respectively, for the three and nine months ended September 30, 2013, down by $381 thousand, or 4%, and up by $1.3 million, or 6%, respectively, from the comparable 2012 periods. The quarter to quarter decline in Commercial Banking’s noninterest income reflected lower levels of mortgage refinancing and sales activity in recent months due to higher interest rates. On a year-to-date basis, the increase in noninterest income for the Commercial Banking segment largely reflected higher mortgage banking revenues. Commercial Banking noninterest expenses for the three and nine months ended September 30, 2013 were down by $672 thousand, or 4%, and up by $166 thousand, or 4%, respectively, from the same periods in 2012. The quarter to quarter decline in Commercial Banking’s noninterest expenses reflected decreases in salaries and employee benefit expenses primarily in the Mortgage Banking area.

The Wealth Management Services segment reported net income of $1.5 million and $4.3 million, respectively, for the three and nine months ended September 30, 2013, compared to $1.3 million and $3.9 million, respectively, for the same periods in 2012.  Noninterest income derived from the Wealth Management Services segment was $7.6 million and $23.0 million for the three and nine months ended September 30, 2013, up by 6% and 5%, respectively, compared to the same periods in 2012, primarily due to higher asset-based wealth management revenues.  Noninterest expenses for the Wealth Management Services segment totaled $5.3 million and $16.0 million, respectively, for the three and nine months ended September 30, 2013, up by

$85 thousand, or 2%, and $439 thousand, or 3%, respectively, from the same periods a year ago, largely reflecting an increase in salaries and employee benefit expenses.

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

FTE net interest income for the three and nine months ended September 30, 2013 amounted to $24.0 million and $69.9 million, respectively, compared to $23.2 million and $69.0 million, respectively, for the same periods in 2012. The net interest margin was 3.29% for both the three and nine months ended September 30, 2013, compared to 3.28% for each of the same periods in 2012. Included in net interest income were:

•
Loan prepayment fees and other fee income of $559 thousand and $806 thousand, respectively, for the three and nine months ended September 30, 2013. Comparable amounts for the same periods in 2012 were $75 thousand and $269 thousand, respectively.

•
Accelerated amortization of $244 thousand in debt issuance costs, which was classified as interest expense in the second quarter of 2013, resulting from the redemption of $10.3 million of junior subordinated debentures. The rate on this debt was approximately 5.69% at the time of redemption, which included the cost of a related interest rate swap that matured upon the redemption event. There was no such expense incurred in 2012.

•
The impact of both of these items to net interest margin for the three and nine months ended September 30, 2013 was an increase of 7 basis points and 2 basis points, respectively. The impact of loan prepayment fees and other fees on the net interest margin for both the three and nine months ended September 30, 2012 was an increase of 1 basis point.

In the recent interest rate environment, market yields on new loan originations have been below the average yield of the existing loan portfolio. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, interest rates on total earning assets may continue to decline. The impact of this trend is likely to exceed the benefit to be realized in reduced funding costs, with the resulting effect of modestly lower net interest margin results in the remainder of 2013.

Average interest-earning assets for the three and nine months ended September 30, 2013 were up by $67.6 million and $28.6 million, respectively, from the average balances for the same periods in 2012.  Total average loans for the three and nine months ended September 30, 2013 increased by $148.2 million and $162.1 million, respectively, compared to the average balances for the comparable 2012 periods, led by growth in the commercial loan portfolio.  The yield on total loans for the three and nine months ended September 30, 2013 decreased by 24 basis points and 29 basis points, respectively, from the comparable 2012 periods. These changes are net of an increase of 8 basis points and 2 basis points, respectively, due to the contribution of loan prepayment fees and other fee income to the yield on total loans. The decline in yield reflects the impact of a sustained low interest rate environment on loan yields.

Total average securities for the three and nine months ended September 30, 2013 decreased by $124.0 million and $151.9 million, respectively, from the average balances for the same periods a year earlier, primarily due to principal payments received on mortgage-backed securities.  The FTE rate of return on securities for the three and nine months ended September 30, 2013 increased slightly compared to the same periods in 2012, reflecting maturities and pay-downs of lower yielding mortgage-backed securities.

Average interest-bearing liabilities for the three and nine months ended September 30, 2013 decreased by $2.6 million and $34.0 million, respectively, from the comparable periods in 2012, reflecting declines in average FHLBB advance balances, time deposits and junior subordinated debentures, partially offset by growth in lower-cost deposit categories. The weighted average cost of funds for the three and nine months ended September 30, 2013 declined by 26 basis points and 25 basis points, respectively, compared to the same periods in 2012, largely reflecting declines in the rate paid on time deposits.

The average balances of FHLBB advances for the three and nine months ended September 30, 2013 were down by $137.4 million and $161.1 million, respectively, compared to the average balances for the same periods in 2012. The average rate paid on such advances for the three and nine months ended September 30, 2013 increased 7 basis points and decreased 6 basis points, respectively, from the comparable periods in 2012. See additional discussion regarding the prepayment of FHLBB advances under “Sources of Funds” below.

Total average interest-bearing deposits for the three and nine months ended September 30, 2013 increased by $145.1 million and $137.2 million, respectively, compared to the average balances for the same periods in 2012. This increase reflected growth in lower-cost deposit balances, partially offset by a decrease in time deposits. The average rate paid on interest-bearing deposits for the three and nine months ended September 30, 2013 decreased by 12 basis points and 11 basis points, respectively, compared to the same periods in 2012, reflecting lower rates on time deposits. The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2013 increased by $47.1 million, or 14%, and $40.5 million, or 12%, respectively, compared to the average balances for the same period in 2012.

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

Three months ended September 30,	2013			2012
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,297,705	$15,274	4.67%	$1,193,006	$14,814	4.94%
Residential real estate loans, including mortgage loans held for sale	780,323	7,991	4.06%	739,744	8,041	4.32%
Consumer loans	323,398	3,083	3.78%	320,431	3,133	3.89%
Total loans	2,401,426	26,348	4.35%	2,253,181	25,988	4.59%
Cash, federal funds sold and short-term investments	87,048	47	0.21%	40,984	27	0.26%
FHLBB stock	37,730	36	0.38%	40,418	52	0.51%

Taxable debt securities	297,532	2,582	3.44%	417,525	3,672	3.50%
Nontaxable debt securities	64,836	960	5.87%	68,815	1,008	5.83%
Corporate stocks	—	—	—%	—	—	—%
Total securities	362,368	3,542	3.88%	486,340	4,680	3.83%
Total interest-earning assets	2,888,572	29,973	4.12%	2,820,923	30,747	4.34%
Noninterest-earning assets	209,656			224,280
Total assets	$3,098,228			$3,045,203
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$6,688	$—	—%	$—	$—	—%
NOW accounts	293,634	45	0.06%	260,829	41	0.06%
Money market accounts	591,860	456	0.31%	429,538	283	0.26%
Savings accounts	295,821	47	0.06%	267,614	74	0.11%
Time deposits	811,850	2,516	1.23%	896,770	2,993	1.33%
FHLBB advances	328,705	2,693	3.25%	466,135	3,726	3.18%
Junior subordinated debentures	22,681	241	4.22%	32,991	393	4.74%
Other	353	4	4.50%	314	5	6.33%
Total interest-bearing liabilities	2,351,592	6,002	1.01%	2,354,191	7,515	1.27%
Demand deposits	384,665			337,547
Other liabilities	51,186			57,315
Shareholders’ equity	310,785			296,150
Total liabilities and shareholders’ equity	$3,098,228			$3,045,203
Net interest income		$23,971			$23,232
Interest rate spread			3.11%			3.07%
Net interest margin			3.29%			3.28%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2013	2012
Commercial loans	$252	$148
Nontaxable debt securities	331	348
Corporate stocks	—	—
Total	$583	$496

Nine months ended September 30,	2013			2012
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,277,753	$44,443	4.65%	$1,160,531	$43,702	5.03%
Residential real estate loans, including mortgage loans held for sale	766,162	23,805	4.15%	724,922	23,925	4.41%
Consumer loans	323,871	9,226	3.81%	320,274	9,297	3.88%
Total loans	2,367,786	77,474	4.37%	2,205,727	76,924	4.66%
Cash, federal funds sold and short-term investments	61,945	99	0.21%	41,125	64	0.21%
FHLBB stock	38,409	113	0.39%	40,812	158	0.52%

Taxable debt securities	304,854	8,003	3.51%	451,602	12,118	3.58%
Nontaxable debt securities	66,444	2,949	5.93%	70,389	3,107	5.90%
Corporate stocks	—	—	—%	1,215	66	7.26%
Total securities	371,298	10,952	3.94%	523,206	15,291	3.90%
Total interest-earning assets	2,839,438	88,638	4.17%	2,810,870	92,437	4.39%
Noninterest-earning assets	211,108			222,387
Total assets	$3,050,546			$3,033,257
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$2,299	$—	—%	$—	$—	—%
NOW accounts	288,871	135	0.06%	253,895	127	0.07%
Money market accounts	541,160	1,189	0.29%	415,661	740	0.24%
Savings accounts	287,360	139	0.06%	258,464	215	0.11%
Time deposits	841,418	7,891	1.25%	895,864	9,128	1.36%
FHLBB advances	333,544	8,109	3.25%	494,615	11,809	3.19%
Junior subordinated debentures	28,988	1,243	5.73%	32,991	1,176	4.76%
Other	565	12	2.84%	6,706	244	4.86%
Total interest-bearing liabilities	2,324,205	18,718	1.08%	2,358,196	23,439	1.33%
Demand deposits	370,508			329,983
Other liabilities	51,250			54,456
Shareholders’ equity	304,583			290,622
Total liabilities and shareholders’ equity	$3,050,546			$3,033,257
Net interest income		$69,920			$68,998
Interest rate spread			3.09%			3.06%
Net interest margin			3.29%			3.28%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2013	2012
Commercial loans	$642	$377
Nontaxable debt securities	1,014	1,072
Corporate stocks	—	17
Total	$1,656	$1,466

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months			Nine months
	September 30, 2013 vs. 2012			September 30, 2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial loans	$1,257	($797)	$460	$4,224	($3,483)	$741
Residential real estate loans, including mortgage loans held for sale	427	(477)	(50)	1,337	(1,457)	(120)
Consumer loans	29	(79)	(50)	105	(176)	(71)
Cash, federal funds sold and other short-term investments	26	(6)	20	35	—	35
FHLBB stock	(3)	(13)	(16)	(9)	(36)	(45)
Taxable debt securities	(1,038)	(52)	(1,090)	(3,871)	(244)	(4,115)
Nontaxable debt securities	(58)	10	(48)	(171)	13	(158)
Corporate stocks	—	—	—	(33)	(33)	(66)
Total interest income	640	(1,414)	(774)	1,617	(5,416)	(3,799)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	—	—	—	—	—	—
NOW accounts	4	—	4	23	(15)	8
Money market accounts	114	59	173	266	183	449
Savings accounts	8	(35)	(27)	23	(99)	(76)
Time deposits	(270)	(207)	(477)	(528)	(709)	(1,237)
FHLBB advances	(1,123)	90	(1,033)	(3,908)	208	(3,700)
Junior subordinated debentures	(113)	(39)	(152)	(153)	220	67
Other	1	(2)	(1)	(160)	(72)	(232)
Total interest expense	(1,379)	(134)	(1,513)	(4,437)	(284)	(4,721)
Net interest income	$2,019	($1,280)	$739	$6,054	($5,132)	$922

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

The provision for loan losses charged to earnings for the three and nine months ended September 30, 2013 amounted to $700 thousand and $2.0 million, respectively, compared to $600 thousand and $2.1 million for the same periods in September 30, 2012.  Net charge-offs for the three and nine months ended September 30, 2013 totaled $576 thousand and $4.9 million, respectively, compared to $296 thousand and $1.2 million, respectively, for the same periods a year earlier. Net charge-offs in 2013 included a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan.

The allowance for loan losses was $28.0 million, or 1.19% of total loans, at September 30, 2013, compared to $30.9 million, or 1.35% of total loans, at December 31, 2012.  The decline in the ratio of the allowance for loan losses to total loans reflects charge-offs and a decrease in specific reserves on impaired loans. The decline in this ratio also reflects a decrease in estimated loss exposure on loans collectively evaluated for impairment, as evidenced by improvement in commercial loan portfolio credit quality indicators. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  For the three and nine months ended September 30, 2013, noninterest income represented 43% and 41% of total revenues, respectively.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three months				Nine months
			Incr (Decr)				Incr (Decr)
Periods ended September 30,	2013	2012	$	%	2013	2012	$	%
Wealth management services:
Trust and investment advisory fees	$6,291	$5,877	$414	7%	$18,587	$17,474	$1,113	6%
Mutual fund fees	1,075	1,024	51	5%	3,174	3,051	123	4%
Financial planning, commissions & other service fees	263	292	(29)	(10)%	1,254	1,326	(72)	(5)%
Wealth management services	7,629	7,193	436	6%	23,015	21,851	1,164	5%
Merchant processing fees	3,359	3,207	152	5%	7,949	7,927	22	—%
Net gains on loan sales and commissions on loans originated for others	3,883	3,504	379	11%	11,534	9,616	1,918	20%
Service charges on deposit accounts	855	833	22	3%	2,436	2,356	80	3%
Card interchange fees	731	675	56	8%	2,013	1,844	169	9%
Income from bank-owned life insurance	464	1,006	(542)	(54)%	1,392	1,969	(577)	(29)%
Net realized gains on securities	—	—	—	—%	—	299	(299)	(100)%
Net gains on interest rate swap contracts	54	63	(9)	(14)%	225	87	138	159%
Equity in earnings (losses) of unconsolidated subsidiaries	(47)	27	(74)	(274)%	(65)	114	(179)	(157)%
Other income	472	413	59	14%	1,233	1,473	(240)	(16)%
Noninterest income, excluding other-than-temporary impairment losses	17,400	16,921	479	3%	49,732	47,536	2,196	5%
Total other-than-temporary impairment losses on securities	—	—	—	—%	(613)	(85)	(528)	(621)%
Portion of loss recognized in other comprehensive income (before tax)	—	—	—	—%	(2,159)	(124)	(2,035)	(1,641)%
Net impairment losses recognized in earnings	—	—	—	—%	(2,772)	(209)	(2,563)	(1,226)%
Total noninterest income	$17,400	$16,921	$479	3%	$46,960	$47,327	($367)	(1)%

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

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2013	2012	2013	2012
Balance at the beginning of period	$4,433,574	$4,079,913	$4,199,640	$3,900,061
Net investment appreciation (depreciation) & income	190,931	155,427	383,954	321,686
Net client cash flows	(28,911)	7,180	12,000	20,773
Balance at the end of period	$4,595,594	$4,242,520	$4,595,594	$4,242,520

Noninterest Income Analysis
Wealth management revenues for the three and nine months ended September 30, 2013 increased by $436 thousand, or 6%, and $1.2 million, or 5%, respectively, from the comparable periods in 2012, reflecting higher asset-based wealth management revenues.   Wealth management assets under administration totaled $4.60 billion at September 30, 2013, up by $396.0 million, or 9%, from December 31, 2012, largely due to net investment appreciation and income.

Net gains on loan sales and commissions on loans originated for others are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. For the three and nine months ended September 30, 2013, this revenue source increased by $379 thousand, or 11%, and $1.9 million, or 20%, respectively, compared to the same periods in 2012. In September 2013, residential mortgage portfolio loans totaling $48.7 million, with a weighted average rate of 3.94% and a weighted average contractual maturity of 24 years, were sold at a gain of $977 thousand. The primary purpose of this sale was principally to reduce the interest rate risk exposure associated with holding longer term fixed rate assets in a rising rate environment. We do not have a practice of selling loans from portfolio and except for this sale we have not sold any packages of loans from our portfolio in many years. Excluding this portfolio sale:

•
Mortgage banking revenues for the third quarter of 2013 decreased by $598 thousand, or 17%, from the comparable 2012 quarter, reflecting a decline of $18 million, or 14%, of residential mortgages sold to the secondary market.

•
On a year-to-date basis, mortgage banking revenues increased by $941 thousand, or 10%, from 2012. Residential mortgages sold to the secondary market for the nine months ended September 30, 2013 and 2012 amounted to $399.3 million and $384.9 million, respectively.

•
While the year-to-date level of mortgage banking activity has increased in 2013 compared to 2012, in the latter portion of the second quarter of 2013 mortgage loan refinancing and sales activity began to decline due to an increase in market interest rates. Residential mortgages sold to the secondary market amounted to $114 million in the third quarter of 2013, compared to $132 million in the second quarter of 2013.

BOLI income for the three and nine months ended September 30, 2013 decreased by $542 thousand and $577 thousand, respectively, from the same periods in 2012. This decrease was due to a $528 thousand non-taxable gain resulting from the receipt of tax-exempt life insurance proceeds in the third quarter of 2012.

Net realized gains on securities for the first nine months of 2012 totaled $299 thousand. These gains were primarily recognized on the sale of mortgage-backed securities associated with balance sheet management transactions executed in 2012. There were no sales of securities in 2013.

Net gains on interest rate swap contracts for the three and nine months ended September 30, 2013 decreased by $9 thousand and increased by $138 thousand, respectively, from the comparable periods in 2012. The increase in revenue in the year-to-date period was largely due to new customer-related interest rate swap contracts executed in 2013.

For the three and nine months ended September 30, 2013, equity in losses of unconsolidated subsidiaries (primarily generated by two real estate limited partnerships) amounted to $47 thousand and $65 thousand, respectively, compared to equity in earnings of $27 thousand and $114 thousand, respectively, for the same periods in 2012. Washington Trust has investments in two real estate limited partnerships that renovate, own and operate two low-income housing complexes. These investments are accounted for under the equity method of accounting and tax credits generated by the partnerships are recorded as a reduction of income tax expense.

Other income for the three and nine months ended September 30, 2013 increased by $59 thousand and decreased by$240 thousand, respectively, from the same periods in 2012, largely due to a gain of $348 thousand recognized on the sale of bank property in the second quarter of 2012. There were no such sales in 2013.

For the nine months ended September 30, 2013 and 2012, net impairment losses recognized in earnings on investment securities totaled $2.8 million and $209 thousand, respectively. There were no impairment losses recognized in the quarters ended September 30, 2013 and 2012. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Noninterest Expense
The following table presents a noninterest expense comparison for the periods indicated:

(Dollars in thousands)	Three months				Nine months
			Incr (Decr)				Incr (Decr)
Periods ended September 30,	2013	2012	$	%	2013	2012	$	%
Salaries and employee benefits	$14,640	$15,214	($574)	(4)%	$45,624	$44,125	$1,499	3%
Net occupancy	1,404	1,468	(64)	(4)%	4,282	4,521	(239)	(5)%
Equipment	1,222	1,168	54	5%	3,658	3,418	240	7%
Merchant processing costs	2,862	2,707	155	6%	6,746	6,690	56	1%
Outsourced services	878	845	33	4%	2,590	2,660	(70)	(3)%
Legal, audit and professional fees	529	598	(69)	(12)%	1,691	1,599	92	6%
FDIC deposit insurance costs	448	427	21	5%	1,330	1,311	19	1%
Advertising and promotion	312	445	(133)	(30)%	1,143	1,295	(152)	(12)%
Amortization of intangibles	170	182	(12)	(7)%	516	555	(39)	(7)%
Foreclosed property costs	38	136	(98)	(72)%	222	604	(382)	(63)%
Debt prepayment penalties	1,125	1,173	(48)	(4)%	1,125	2,134	(1,009)	(47)%
Other	1,920	1,927	(7)	—%	5,810	6,005	(195)	(3)%
Total noninterest expense	$25,548	$26,290	($742)	(3)%	$74,737	$74,917	($180)	—%

Noninterest Expense Analysis
For the three and nine months ended September 30, 2013, salaries and employee benefit expense amounted to $14.6 million and $45.6 million, respectively, and included $283 thousand and $593 thousand, respectively, in employee severance costs. Salaries and employee benefit expense for the same periods in 2012 totaled $15.2 million and $44.1 million, respectively, and included $75 thousand of employee severance costs in each of the three and nine month periods.   The year over year decline in third quarter salaries and employee benefit expense reflected decreases in transaction-based compensation in the mortgage banking area and lower incentive compensation accruals as compared to the third quarter of 2012. The decline in transaction-based compensation in the mortgage banking area reflects a reduction in mortgage refinancing activity due to to rising market interest rates. The year-to-date increase in salaries and employee benefit expense largely reflects increased staffing levels to support growth and an increase in employee severance costs. See discussion regarding the pension plan amendment and remeasurement in the Section “Sources of Funds” under the caption “Other Liabilities.”

Net occupancy expense for the three and nine months ended September 30, 2013 decreased by $64 thousand and $239 thousand, respectively, compared to the same periods in 2012, largely due to a second quarter 2012 charge of $131 thousand for the termination of an operating lease associated with a branch closure in September 2012.

Equipment expense for the three and nine months ended September 30, 2013 increased by $54 thousand and $240 thousand, respectively, compared to the same periods a year earlier, due to additional investments in technology and other equipment.

Foreclosed property costs for the three and nine months ended September 30, 2013 decreased by $98 thousand and $382 thousand, respectively, from the same periods in 2012, reflecting declines in foreclosure activity.

Debt prepayment penalties for the three and nine months ended September 30, 2013, decreased by $48 thousand and $1.0 million, respectively, compared to the same periods in 2012. These charges were incurred as a result of the prepayment of FHLBB advances associated with balance sheet management transactions executed in each year.

Other noninterest expense for the three and nine months ended September 30, 2013 decreased by $7 thousand and $195 thousand, respectively, compared to same periods in 2012. The decrease on a year-to-date basis was largely due to a decline in credit and collection costs.

Income Taxes
Income tax expense amounted to $4.6 million and $12.1 million, respectively, for the three and nine months ended September 30, 2013, compared to $3.9 million and $11.8 million, respectively, for the same periods in 2012. The Corporation’s effective tax rate for both the three and nine months ended September 30, 2013 was 31.5%, compared to 30.3% and 31.2%, respectively, for the comparable 2012 periods. The lower effective tax rate for the third quarter of 2012 reflected a non-taxable gain related to the receipt of BOLI proceeds in that quarter. The effective tax rates differed from the federal rate of 35%, due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.13 billion at September 30, 2013, an increase of $60.1 million from the end of 2012. This increase reflected net loan growth of $59.8 million, or 3%, and an increase of $63.3 million in cash and due from banks resulting from strong deposit inflows. These increases were offset, in part, by a decrease of $16.0 million in short-term investments, a decrease of $37.0 million in mortgage loans held for sale and a decrease of $13.2 million in other assets.

Nonperforming assets as a percent of total assets amounted to 0.66% at September 30, 2013, down by 17 basis points from the end of 2012, largely due to charge-offs and payoffs on commercial loans. Overall credit quality continues to be affected by relatively weak economic conditions.

Total liabilities decreased by $32.1 million from the balance at December 31, 2012, reflecting a decline in pension plan liabilities, resulting from a pension plan amendment and remeasurement that is described in “Sources of Funds” under the caption “Other liabilities.” The decrease in total liabilities also reflected the June 2013 redemption of $10.3 million of junior subordinated debentures, which is described in the “Results of Operations” section under the caption “Net Interest Income.” Total FHLBB advances decreased by $72.7 million, or 20%, from the balance at December 31, 2012, while total deposits increased by $142.2 million, or 6%, in the first nine months of 2013.

Shareholders’ equity totaled $323.6 million at September 30, 2013, up by $27.9 million from the balance at the end of 2012, including an $11.2 million after tax beneficial impact of the change in pension plan liabilities described in “Sources of Funds” under the caption “Other Liabilities.”  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 13.44% at September 30, 2013, compared to 13.26% at December 31, 2012. The increase we in the total risk-based capital ratio reflected the redemption of junior subordinated debentures, which were included in Tier 1 capital.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2013 and December 31, 2012, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of September 30, 2013 and December 31, 2012, our Level 3 financial instruments consisted of available for sale pooled trust preferred securities, which were not actively traded.

See Notes 4 and 11 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$55,669	14%	$31,670	8%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	228,505	59	231,233	62
States and political subdivisions	67,340	17	72,620	19
Trust preferred securities:
Individual name issuers	24,775	6	24,751	7
Collateralized debt obligations	425	—	843	—
Corporate bonds	11,371	3	14,381	4
Total securities available for sale	$388,085	100%	$375,498	100%

(Dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$31,264	100%	$40,381	100%
Total securities held to maturity	$31,264	100%	$40,381	100%

As of September 30, 2013, the investment portfolio totaled $419.3 million, down by $3.5 million from the balance at December 31, 2012, reflecting $92.0 million in purchases of mortgage-backed securities and U.S. government agency debt securities, mostly offset by maturities and principal payments received on mortgage-backed securities. Most of the purchases were made during the third quarter of 2013 to redeploy excess liquidity from deposit growth, add to on-balance sheet liquidity and to provide a source of collateralization for public and institutional deposits.

At September 30, 2013 and December 31, 2012, the net unrealized gain position on securities available for sale and held to maturity amounted to $7.8 million and $13.1 million, respectively, and included gross unrealized losses of $6.8 million and $9.1 million, respectively.  These gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

State and Political Subdivision Holdings
The carrying amount of state and political subdivision holdings included in our securities portfolio at September 30, 2013 totaled $67.3 million. The following table presents state and political subdivision holdings by geographic location.

(Dollars in thousands)
September 30, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New Jersey	$30,864	$1,453	$—	$32,317
New York	11,441	449	—	11,890
Pennsylvania	7,460	217	—	7,677
Illinois	9,453	178	—	9,631
Other	5,616	209	—	5,825
Total	$64,834	$2,506	$—	$67,340

The following table presents state and political subdivision holdings by category.

(Dollars in thousands)
September 30, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
School districts	$23,183	$860	$—	$24,043
General obligation	34,567	1,449	—	36,016
Revenue obligations (a)	7,084	197	—	7,281
Total	$64,834	$2,506	$—	$67,340

(a)	Includes water and sewer districts, tax revenue obligations and other.

The Bank owns trust preferred security holdings of seven individual name issuers in the financial industry and one pooled trust preferred security in the form of collateralized debt obligations.  The pooled trust preferred holding consists of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies. The following tables present information concerning the individual named issuers and pooled trust preferred obligations, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Issuer Trust Preferred Securities

(Dollars in thousands)	September 30, 2013				Credit Ratings
					September 30, 2013			Form 10-Q Filing Date
Named Issuer (parent holding company)	(a)	Amortized Cost	Fair Value	Unrealized Loss	Moody’s	S&P		Moody’s	S&P
JPMorgan Chase & Co.	2	$9,754	$7,560	($2,194)	Baa2	BBB		Baa2	BBB
Bank of America Corporation	3	5,759	4,700	(1,059)	Ba2	BB+	(b)	Ba2	BB+	(b)
Wells Fargo & Company	2	5,132	4,253	(879)	A3/Baa1	A-/BBB+		A3/Baa1	A-/BBB+
SunTrust Banks, Inc.	1	4,171	3,402	(769)	Baa3	BB+	(b)	Baa3	BB+	(b)
Northern Trust Corporation	1	1,984	1,670	(314)	A3	A-		A3	A-
State Street Corporation	1	1,974	1,560	(414)	A3	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,931	1,629	(302)	Baa3	BB+	(b)	Baa3	BB+	(b)
Totals	11	$30,705	$24,774	($5,931)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Pooled Trust Preferred Obligations
The Bank has invested in two pooled trust preferred securities, Tropic CDO 1, tranche A4L (“Tropic”) and PreTSL XXV, tranche C1 (“PreTSL”).

On March 22, 2013, the trustee for the Tropic CDO I security issued a notice that liquidation of the CDO entity would take place at the direction of holders of the CDO tranches senior to the subordinate tranche interest held by Washington Trust. Accordingly, Washington Trust recognized an OTTI charge in the first quarter of 2013 on the entire $2.8 million carrying value of this security, based on the expectation that proceeds from the liquidation would be insufficient to satisfy the amount owed to the subordinate tranche. The liquidation was conducted in August 2013 and was insufficient to satisfy any amount owed on the subordinate tranche.

Valuations of pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on its pooled trust preferred holdings primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices to remain at low levels.

The following table provides information regarding the PreTSL pooled trust preferred security:

(Dollars in thousands)	September 30, 2013					Credit Ratings
				No. of Cos. in Issuance	Deferrals & Defaults (a)	September 30, 2013			Form 10-Q Filing Date
	Amortized Cost	Fair Value	Unrealized Loss
Deal Name						Moody’s		S&P	Moody’s		S&P
Preferred Term Securities [PreTSL] XXV, tranche C1	$1,264	$425	($839)	68	33%	C	(c)	(b)	C	(c)	(b)
Totals	$1,264	$425	($839)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

Washington Trust’s investment in PreTSL is subordinate to two senior tranche levels. This investment security has been on nonaccrual status and has been deferring interest payments since December 2008. The September 30, 2013 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  As of September 30, 2013, this security had unrealized losses of $839 thousand and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no additional rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. Based on information available through the filing date of this report, there have been no additional adverse changes in deferral or default status of the underlying issuer institutions. Based on cash flow forecasts for this security, management expects to recover the remaining amortized cost of this security. Furthermore, Washington Trust does not intend to sell this security and it is not more likely than not that Washington Trust will be required to sell this security before recovery of its cost basis, which may be at maturity. Therefore, management does not consider the unrealized losses on this security to be other-than-temporary at September 30, 2013.

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

Loans
Total loans amounted to $2.35 billion at September 30, 2013, up by $59.8 million, or 3%, in the first nine months of 2013, due primarily to growth in the commercial loans and residential mortgages.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $779.3 million at September 30, 2013, an increase of $40.7 million, or 6%, from the $738.7 million balance at December 31, 2012.  Included in these amounts were commercial construction loans of $52.0 million and $27.8 million, respectively. The growth in commercial real estate loans was in large part due to enhanced business development efforts with new borrowers.

Commercial real estate loans are secured by a variety of property types, with approximately 83% of the total composed of retail facilities, office buildings, commercial mixed use, lodging, multi-family dwellings and industrial and warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$748,013	96%	$707,068	96%
New York	22,533	3%	22,081	3%
New Hampshire	8,780	1%	9,290	1%
Other	—	—%	216	—%
Total	$779,326	100%	$738,655	100%

Other Commercial Loans
Commercial and industrial loans amounted to $518.6 million at September 30, 2013, an increase of $4.8 million from the balance at December 31, 2012.  This portfolio includes loans to a variety of business types.  Approximately 72% of the total is composed of health care/social assistance, owner occupied and other real estate, retail trade, manufacturing, accommodation and food services, public administration, entertainment and recreation and construction businesses.

Residential Real Estate Loans
The residential real estate mortgage loan portfolio amounted to $731.7 million at September 30, 2013, up by $14.0 million, or 2.0%, from the balance at December 31, 2012.  See discussion regarding the September 2013 sale of $48.7 million of residential mortgage portfolio loans in the “Results of Operations” section under the caption “Noninterest Income.”

Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  Loans originated for sale are sold with servicing retained or released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages. Total residential real estate loan originations for retention in portfolio were $220 million and $162 million, respectively, for the nine months ended September 30, 2013 and 2012. Total residential real estate loan originations for sale into the secondary market, including loans originated in a broker capacity, were $399 million and $385 million, respectively, for the nine months ended September 30, 2013 and 2012.

Prior to March 2009, Washington Trust had periodically purchased one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $48.2 million and $56.0 million, respectively, as of September 30, 2013 and December 31, 2012.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$709,595	96.9%	$697,814	97.2%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	9,371	1.3%	9,591	1.3%
New Hampshire	6,750	0.9%	3,903	0.5%
Ohio	2,600	0.4%	2,953	0.4%
Washington and Oregon	1,362	0.2%	1,379	0.2%
Georgia	1,088	0.1%	1,101	0.2%
New Mexico	470	0.1%	476	0.1%
Other	456	0.1%	464	0.1%
Total residential mortgages	$731,692	100.0%	$717,681	100.0%

Consumer Loans
Consumer loans amounted to $324.2 million at September 30, 2013, an increase of $279 thousand from December 31, 2012.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at September 30, 2013.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	Sep 30, 2013	Dec 31, 2012
Nonaccrual loans:
Commercial mortgages	$8,956	$10,681
Commercial construction and development	—	—
Other commercial	1,248	4,412
Residential real estate mortgages	8,095	6,158
Consumer	1,204	1,292
Total nonaccrual loans	19,503	22,543
Nonaccrual investment securities	425	843
Property acquired through foreclosure or repossession, net	594	2,047
Total nonperforming assets	$20,522	$25,433

Nonperforming assets to total assets	0.66%	0.83%
Nonperforming loans to total loans	0.83%	0.98%
Total past due loans to total loans	1.02%	1.22%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets decreased to $20.5 million, or 0.66% of total assets, at September 30, 2013, from $25.4 million, or 0.83% of total assets, at December 31, 2012. The decrease in nonperforming assets reflects charge-offs and payoffs on commercial loans, as well as dispositions of properties acquired through foreclosure in the nine months ended September 30, 2013.

Nonaccrual loans totaled $19.5 million at September 30, 2013, down by $3.0 million from the balance at December 31, 2012. Property acquired through foreclosure or repossession amounted to $594 thousand at September 30, 2013, compared to $2.0 million at December 31, 2012. The balance at September 30, 2013 consisted of seven commercial properties and one residential property.

Nonaccrual investment securities at September 30, 2013 and December 31, 2012 were comprised of pooled trust preferred securities.  See additional information herein under the caption “Securities” above.

Nonaccrual Loans
During the nine months ended September 30, 2013, the Corporation made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2013.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	September 30, 2013				December 31, 2012
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Mortgages	$8,226	$730	$8,956	1.23%	$10,300	$381	$10,681	1.50%
Construction and development	—	—	—	—	—	—	—	—
Other commercial	929	319	1,248	0.24%	3,647	765	4,412	0.86%
Residential real estate mortgages	4,843	3,252	8,095	1.11%	3,658	2,500	6,158	0.86%
Consumer	693	511	1,204	0.37%	844	448	1,292	0.40%
Total nonaccrual loans	$14,691	$4,812	$19,503	0.83%	$18,449	$4,094	$22,543	0.98%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

Commercial mortgage loans in nonaccrual status decreased by a net $1.7 million from the balance at the end of 2012. As of September 30, 2013, 95% of nonaccrual commercial mortgage loans consisted of four relationships. The September 30, 2013 balance of nonaccrual commercial mortgage loans is net of charge-offs of $5.3 million and has a remaining loss allocation of $889 thousand.  All of the nonaccrual commercial mortgage loans were located in Rhode Island, Massachusetts and Connecticut.

The largest nonaccrual relationship in the commercial mortgage category totaled $4.9 million at September 30, 2013, down from $5.9 million at December 31, 2012, due to a payoff received in the second quarter of 2013 on one of the loans in this relationship. This relationship is secured by several properties, including office, light industrial and retail space and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $589 thousand loss allocation was deemed necessary at September 30, 2013. The Bank has additional accruing residential mortgage loans, which are related to the borrower by common guarantor, totaling $827 thousand at September 30, 2013. These additional loans have performed in accordance with the terms of the loans and were not past due at September 30, 2013. The second largest nonaccrual relationship in the commercial mortgage category totaled $2.3 million at September 30, 2013 and is secured by an office building. This relationship is collateral dependent and based on the estimated fair value of the underlying collateral, a $300 thousand loss allocation on this relationship was deemed necessary at September 30, 2013. The third largest commercial mortgage nonaccrual relationship at September 30, 2013 is a commercial mortgage loan with a carrying value of $686 thousand, down from $5.1 million at December 31, 2012, reflecting a $4.0 million charge-off recognized in the second quarter of 2013. This loan is secured by a distribution facility and is collateral dependent. This loan had been identified as a potential problem loan prior to 2013 and was placed on nonaccrual status in the first quarter of 2013. While this loan was 60 days past due at September 30, 2013, it was paid off on October 1, 2013, resulting in a recovery of $143 thousand.

Other commercial loans (commercial and industrial loans) in nonaccrual status amounted to $1.2 million at September 30, 2013, down by a net $3.2 million from the balance at December 31, 2012, reflecting the payoff of $2.0 million received in the second quarter of 2013 on a commercial and industrial loan relationship.  The loss allocation on the balance of nonaccrual commercial and industrial loans was $326 thousand at September 30, 2013.

Nonaccrual residential mortgage loans increased by $1.9 million from the balance at the end of 2012.  As of September 30, 2013, the $8.1 million balance of nonaccrual residential mortgage loans consisted of 34 loans, with $7.7  million located in Rhode Island and Massachusetts.  The loss allocation on total nonaccrual residential mortgages was $1.5 million at September 30, 2013.  Included in total nonaccrual residential mortgages at September 30, 2013 were 15 loans purchased for portfolio and serviced by others amounting to $3.7 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Nonaccrual consumer loans decreased by $88 thousand thousand from the balance at the end of 2012.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$8,956	1.23%	$11,081	1.56%
Construction and development	—	—%	—	—%
Other commercial loans	3,585	0.69%	4,203	0.82%
Residential real estate mortgages	9,427	1.29%	10,449	1.46%
Consumer loans	2,034	0.63%	2,363	0.73%
Total past due loans	$24,002	1.02%	$28,096	1.22%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of September 30, 2013, total past due loans amounted to $24.0 million, or 1.02% of total loans, down by $4.1 million from December 31, 2012.

All loans 90 days or more past due at September 30, 2013 and December 31, 2012 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of September 30, 2013, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The carrying amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Sep 30, 2013	Dec 31, 2012
Accruing troubled debt restructured loans:
Commercial mortgages	$23,892	$9,569
Other commercial	1,576	6,577
Residential real estate mortgages	870	1,123
Consumer	239	154
Accruing troubled debt restructured loans	26,577	17,423
Nonaccrual troubled debt restructured loans:
Commercial mortgages	—	—
Other commercial	547	2,063
Residential real estate mortgages	—	688
Consumer	40	44
Nonaccrual troubled debt restructured loans	587	2,795
Total troubled debt restructured loans	$27,164	$20,218

As of September 30, 2013, loans classified as troubled debt restructurings totaled $27.2 million, up by $6.9 million from the balance at December 31, 2012.

The largest troubled debt restructured relationship at September 30, 2013 consisted of an accruing commercial mortgage relationship with a carrying value of $9.5 million, secured by mixed use properties. The restructuring took place in the second quarter of 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. At September 30, 2013, the second largest troubled debt restructured relationship consisted of an accruing commercial mortgage relationship with a carrying value of $8.1 million, secured by a hotel industry property. The restructuring took place in the third quarter of 2012 and included a modification of certain payment terms and a below market interest rate reduction for a temporary period on approximately $3.1 million of the total balance. In connection with this restructuring, additional collateral was also provided by the borrower during the third quarter of 2012. The third largest troubled debt restructured relationship [NS PROPERTIES] consisted of a commercial mortgage with a carrying value of $4.9 million, secured by commercial property. The restructuring took place in the third quarter of 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. In connection with this restructuring, a principal pay-down of $1.2 million was provided by the borrower during the third quarter of 2013.

During the second quarter of 2013, a payoff was received on an accruing troubled debt restructured commercial and industrial loan relationship with a carrying value of $4.7 million at December 31, 2012.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2013 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $2.0 million in potential problem loans at September 30, 2013, compared to $6.4 million at December 31, 2012.  The decrease from the end of 2012 was largely attributable to the reclassification to nonaccrual status in 2013 of the third largest nonaccrual commercial mortgage relationship described above under the caption “Nonaccrual Loans.” Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  While management believes that the level of allowance for loan losses at September 30, 2013 is adequate and consistent with asset quality and delinquency indicators, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Sep 30, 2013	Dec 31, 2012
Collateral dependent impaired loans (1)	$21,170	$23,359
Impaired loans measured on discounted cash flow method (2)	18,534	12,188
Total impaired loans	$39,704	$35,547

(1)	Net of partial charge-offs of $5.8 million and $2.3 million, respectively, at September 30, 2013 and December 31, 2012.

(2)	Net of partial charge-offs of $123 thousand and $92 thousand, respectively, at September 30, 2013 and December 31, 2012.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired. The loss allocation on impaired loans amounted to $2.0 million and $2.9 million, respectively, at September 30, 2013 and December 31, 2012.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

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

The provision for loan losses charged to earnings for the three and nine months ended September 30, 2013 amounted to $700 thousand and $2.0 million, compared to $600 thousand and $2.1 million for the same periods in 2012.  Net charge-offs for the three and nine months ended September 30, 2013 totaled $576 thousand and $4.9 million, respectively, compared to $296 thousand and $1.2 million, respectively, for the same periods a year earlier. Net charge-offs in 2013 included a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan. The remaining carrying value of this loan was $686 thousand at September 30, 2013.

As of September 30, 2013, the allowance for loan losses was $28.0 million, or 1.19% of total loans, compared to $30.9 million, or 1.35% of total loans at December 31, 2012.  The decline in the ratio of the allowance for loan losses to total loans reflects charge-offs and a decrease in specific reserves on impaired loans. The decline in this ratio also reflects a decrease in estimated loss exposure on loans collectively evaluated for impairment, as evidenced by improvement in commercial loan portfolio credit quality indicators. See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses as of the dates indicated.

(Dollars in thousands)	September 30, 2013			December 31, 2012
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$39,704	$2,013	5.07%	$35,547	$2,880	8.10%
Loans collectively evaluated for impairment	2,314,062	17,812	0.77%	2,258,456	19,700	0.87%
Unallocated	—	8,183	—	—	8,293	—
Total	$2,353,766	$28,008	1.19%	$2,294,003	$30,873	1.35%

The following table presents the allocation of the allowance for loan losses as of the dates indicated:

(Dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$6,639	31%	$9,407	31%
Construction and development	441	2	224	1
Other	5,570	22	5,996	23
Residential real estate:
Mortgage	4,580	30	4,132	30
Homeowner construction	100	1	137	1
Consumer	2,495	14	2,684	14
Unallocated	8,183		8,293
Balance at end of period	$28,008	100%	$30,873	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

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

Total deposits amounted to $2.45 billion at September 30, 2013, up by $142.2 million, or 6%, from the balance at December 31, 2012.

Demand deposits totaled $420.1 million at September 30, 2013, up by $40.2 million, or 11%, from December 31, 2012. NOW account balances increased by $10.1 million, or 3%, and totaled $301.3 million at September 30, 2013. Savings accounts totaled $292.8 million at September 30, 2013, up by $17.8 million, or 6%, from December 31, 2012.

Money market accounts (including brokered money market deposits) totaled $623.6 million at September 30, 2013, up by $127.2 million, or 26%, from the balance at December 31, 2012. Included in total money market deposits were ICS reciprocal money market deposits totaling $190.1 million at September 30, 2013, up by $47.3 million from the balance at December 31, 2012.

Time deposits (including brokered certificates of deposit) amounted to $817.1 million at September 30, 2013, down by $53.1 million, or 6%, from the balance at December 31, 2012.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $710.9 million and $767.6 million, respectively, at September 30, 2013 and December 31, 2012. Included

in in-market time deposits at September 30, 2013 were CDARS reciprocal time deposits of $162.9 million, down by $4.0 million from the balance at December 31, 2012.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $288.5 million at September 30, 2013, down by $72.7 million from the balance at the end of 2012.

In the third quarter of 2013, $24.5 million of FHLBB advances with a weighted average interest rate of 2.48% and a weighted average remaining maturity of 42 months were prepaid and as a result, debt prepayment penalty expense of $1.1 million was recognized.

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

Other Liabilities
Other liabilities decreased by $26.6 million from December 31, 2012, largely reflecting a decline in pension plan liabilities. Effective September 19, 2013, the Corporation amended its defined benefit pension plan to freeze benefit accruals after a ten-year transition period ending in December 2023. Due to the amendment, a remeasurement of the value of pension plan liabilities was conducted and as a result, pension plan liabilities were reduced by $17.5 million and the accumulated other comprehensive income component of shareholders' equity was increased by $11.2 million, after tax. The remeasurement impact also reflected an increase in the discount rates used to measure the present value of pension plan liabilities as a result of an increase in market rates of interest and continued asset performance. Also as a result of the amendment and remeasurement, pension plan expense in the third quarter of 2013 was reduced by $124 thousand and fourth quarter 2013 pension plan expense is expected to be approximately $500 thousand lower than pre-amendment quarterly expense levels.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 76% of total average assets in the nine months ended September 30, 2013.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the nine months ended September 30, 2013.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the nine months ended September 30, 2013, net cash used in financing activities amounted to $50.2 million.  FHLBB advances decreased by $72.7 million, while total deposits increased by $142.2 million in the first nine months of 2013.  See discussion regarding the redemption of $10.3 million in junior subordinated debentures in the second quarter of 2013 in the

“Sources of Funds” section under the caption “Borrowings.” Net cash used in investing activities totaled $69.0 million for the nine months ended September 30, 2013. The most significant elements of cash flow within investment activities were net outflows related to growth in the loan portfolio, offset by cash received from the sale of residential mortgage portfolio loans during the third quarter of 2013. Net cash provided by operating activities amounted to $66.0 million for the nine months ended September 30, 2013. Net income totaled $26.4 million in the first nine months of 2013 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities and a reduction of pension plan liabilities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $323.6 million at September 30, 2013, up by $27.9 million from December 31, 2012, including $26.4 million of earnings retention, the $11.2 million after tax beneficial impact of the change in pension plan liabilities described above in “Other Liabilities” and a reduction of $12.7 million for dividend declarations.

The ratio of total equity to total assets amounted to 10.33% at September 30, 2013.  This compares to a ratio of 9.62% at December 31, 2012.  Book value per share at September 30, 2013 and December 31, 2012 amounted to $19.51 and $18.05, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of September 30, 2013, the Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. As indicated under the caption “Borrowings” in the “Sources of Funds” section above, the Bancorp redeemed junior subordinated debentures issued to Washington Preferred Capital Trust on June 17, 2013. This transaction reduced the regulatory capital levels of total capital and Tier 1 capital in the Bancorp and the Bank by approximately $10.0 million.

See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at September 30, 2013:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$288,485	$2,534	$79,666	$155,364	$50,921
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	22,621	2,437	3,745	2,767	13,672
Software licensing arrangements	4,697	2,213	2,381	103	—
Other borrowings	797	652	99	46	—
Total contractual obligations	$339,281	$7,836	$85,891	$158,280	$87,274

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity. Some FHLBB advances are callable at earlier dates.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$253,400	$149,846	$56,486	$17,792	$29,276
Home equity lines	196,281	—	—	—	196,281
Other loans	33,622	25,668	4,322	3,632	—
Standby letters of credit	1,361	1,114	247	—	—
Forward loan commitments to:
Originate loans	20,750	20,750	—	—	—
Sell loans	33,521	33,521	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	64,898	19,261	22,205	14,978	8,454
Mirror swaps with counterparties	64,898	19,261	22,205	14,978	8,454
Interest rate risk management contract:
Interest rate swap contracts	22,681	—	22,681	—	—
Total commitments	$691,412	$269,421	$128,146	$51,380	$242,465

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2013 and December 31, 2012, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2013 and December 31, 2012.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2013		December 31, 2012
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.75)%	(6.36)%	(2.33)%	(7.33)%
100 basis point rate increase	2.18%	3.50%	3.11%	5.86%
200 basis point rate increase	3.99%	6.51%	6.36%	10.98%
300 basis point rate increase	4.97%	6.58%	8.34%	13.19%

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

The positive exposure of net interest income to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles. The relative decrease in positive exposure of net interest income to rising rates from December 31, 2012 to September 30, 2013 was largely attributable to changes in balance sheet composition and a steepening of the yield curve.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2013 and December 31, 2012 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (noncallable)	$214	($420)
U.S. government sponsored enterprise securities (callable)	497	(2,230)
States and political subdivisions	1,335	(2,684)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	4,622	(15,284)
Trust preferred debt and other corporate debt securities	62	831
Total change in market value as of September 30, 2013	$6,730	($19,787)

Total change in market value as of December 31, 2012	$4,700	($12,824)

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the periods ended September 30, 2013.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
In addition to the risk factor discussed below and other information set forth in this report, you should carefully consider the factors discussed in Item 1A to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 and as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

We will become subject to more stringent capital requirements.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Table of Contents

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1
Employment and Compensatory Agreement with a certain executive officer, dated September 19, 2013 - Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2013. (1) (2)

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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (4)

____________________

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 7, 2013	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 7, 2013	By:	/s/ David V. Devault
David V. Devault
Vice Chairman, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1
Employment and Compensatory Agreement with a certain executive officer, dated September 19, 2013 - Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2013. (1) (2)

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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (4)

____________________

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