Form 10-K
period 2013-12-31
WASHINGTON TRUST BANCORP INC
filed 2014-03-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2013 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 BROAD STREET, WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     401-348-1200
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.0625 PAR VALUE PER SHARE	THE NASDAQ STOCK MARKET LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2013 was $401,717,281 based on a closing sales price of $28.52 per share as reported for the NASDAQ Global Select Market, which includes $13,782,995 held by The Washington Trust Company under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 28, 2014 was 16,625,861.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 13, 2014 for the Annual Meeting of Shareholders to be held April 22, 2014 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2013

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

Through its subsidiaries, the Bancorp offers a broad range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management, through its offices in Rhode Island, eastern Massachusetts and Connecticut; automated teller machines (“ATMs”); and its Internet website (www.washtrust.com).  The Bancorp’s common stock is traded on the NASDAQ Global Select® Market under the symbol “WASH.”

The accounting and reporting policies of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  At December 31, 2013, Washington Trust had total assets of $3.2 billion, total deposits of $2.5 billion and total shareholders’ equity of $329.6 million.

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

The commercial loan portfolio represented 55% of total loans at December 31, 2013. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks and may also occasionally participate in commercial loans originated by other banks.  From time to time, the guaranteed portion of Small Business Administration (“SBA”) loans are sold to investors.

Residential Real Estate Mortgages
The residential real estate portfolio represented 31% of total loans at December 31, 2013.  Residential real estate mortgages are primarily originated by commissioned mortgage originator employees.  Washington Trust generally underwrites its residential mortgages based upon secondary market standards.  Residential mortgages are originated both for sale in the secondary market as well as for retention in the Bank’s loan portfolio.  Loan sales in the secondary market provide funds for additional lending and other banking activities.  Washington Trust sells loans with servicing retained or released.  Residential real estate mortgages are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In recent years, Washington Trust has experienced strong residential mortgage refinancing activity in response to the low mortgage interest rate environment, as well as origination volume growth due to our expansion of residential mortgage lending offices outside of Rhode Island.  Total residential mortgage loan originations, including loans originated in a broker capacity, amounted to $730.3 million in 2013, compared to $414.9 million in 2009.

Prior to March 2009, Washington Trust had periodically purchased one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually underwritten by us at the time of purchase using standards similar to those employed for Washington Trust’s self-originated loans.  At December 31, 2013, purchased residential mortgage balances represented 6% and 2% of the total residential real estate mortgage and total loan portfolios, respectively.

Washington Trust has never offered a sub-prime mortgage program and has no option-adjusted ARMs.

Consumer Loans
The consumer loan portfolio represented 14% of total loans as of December 31, 2013.  Consumer loans include home equity loans and lines of credit, personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.  Home equity lines and home equity loans represent 83% of the total consumer portfolio at December 31, 2013.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Bank estimates that approximately 69% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

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

The credit risk management function is conducted independently of the lending groups. Credit risk management is responsible for oversight of the commercial loan rating system, determining the adequacy of the allowance for loan losses and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio to ensure compliance with the credit policy.  In addition, it is responsible for managing nonperforming and classified assets.  On a quarterly basis, the criticized loan portfolio, which consists of commercial and industrial loans and commercial real estate loans that are risk rated special mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit.  An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications.  This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.  Various techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans.  Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio.  LTV is determined via statistical modeling analyses.  The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts.

The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function, including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees various systems and procedures performed by management to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the allowance for loan losses.  These committees report the results of their respective oversight functions to the Bank’s Board of Directors.  In addition, the Bank’s Board of Directors receives information concerning asset quality measurements and trends on a monthly basis.

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

Washington Trust is a participant in the Insured Cash Sweep (“ICS”) program, the Demand Deposit Marketplace (“DDM”) program and the Certificate of Deposit Account Registry Service (“CDARS”) program. Washington Trust uses these deposit sweep services to place customer funds into interest-bearing demand accounts, money market accounts, and/or certificates of deposits issued by other participating banks. Customer funds are placed at one or more participating bank to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. ICS, DDM and CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out of- market brokered deposits.

Wealth Management Services
The Corporation’s wealth management business generated revenues totaling $31.8 million in 2013, representing 21% of total revenues.  It provides a broad range of wealth management services to personal and institutional clients and mutual funds.  These services include investment management; financial planning; personal trust services, including services as trustee, administrator, custodian and guardian; and estate settlement.  Institutional trust services are also provided, including custody and fiduciary services.  Wealth management services are provided through the Bank and its registered investment adviser subsidiary, Weston Financial Group, Inc. The Corporation also operates a broker-dealer subsidiary which primarily conducts transactions for Weston Financial Group clients.  See additional information under the caption “Subsidiaries.”  Noninterest income from wealth management services includes trust and investment management fees and mutual fund fees, which are classified as asset-based revenues since they are primarily derived from the value of wealth management assets under administration. Noninterest income from wealth management services also includes transaction-based revenues, such as financing planning, commissions and other service fees, which are not primarily derived from the value of assets.

At December 31, 2013 and 2012, wealth management assets under administration totaled $4.8 billion and $4.2 billion, respectively.  These assets are not included in the Consolidated Financial Statements.

Investment Securities Portfolio
Washington Trust’s investment securities portfolio is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.  See Note 4 to the Consolidated Financial Statements for additional information.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  Permissible bank investments include federal funds, banker’s acceptances, commercial paper, reverse repurchase agreements, interest-bearing deposits of federally insured banks, U.S. Treasury and government-sponsored agency debt obligations, including mortgage-backed securities, municipal securities, corporate debt, trust preferred securities, mutual funds, auction rate preferred stock, common and preferred equity securities, and Federal Home Loan Bank of Boston (“FHLBB”) stock.

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

Wholesale Funding Activities
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs and to purchase securities.  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  The Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at December 31, 2013.  In addition, the FHLBB has issued standby letters of credit to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposits at the FHLBB. Additional funding sources are available through securities sold under agreements to repurchase and through the Federal Reserve Bank of Boston. See Note 11 to the Consolidated Financial Statements for additional information.

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

Subsidiaries
The Bancorp’s subsidiaries include the Bank and Weston Securities Corporation (“WSC”).  In addition, as of December 31, 2013, the Bancorp also owned all of the outstanding common stock of WT Capital Trust I and WT Capital Trust II, special purpose finance entities formed with the sole purpose of issuing trust preferred debt securities and investing the proceeds in junior subordinated debentures of the Bancorp.  See Note 11 to the Consolidated Financial Statements for additional information.

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

The Bank’s subsidiary, Weston Financial, is a registered investment adviser and financial planning company located in Wellesley, Massachusetts, with an insurance agency subsidiary.  In addition, the Bank has other passive investment subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  The Bank also has a limited liability company subsidiary that serves as a special limited partner responsible for certain administrative functions associated with the Bank’s investment in two real estate limited partnerships. In 2012, we formed Washington Trust Mortgage Company LLC (“WTMC”), a mortgage banking subsidiary of the Bank. WTMC is licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. Please see “-Supervision and Regulation-Consumer Protection Regulation-Mortgage Reform” for a discussion of certain regulations that apply to WTMC. Our mortgage origination business conducted in most of our residential mortgage lending offices located outside of Rhode Island is performed by this Bank subsidiary.

Weston Securities Corporation
WSC is a licensed broker-dealer that markets several investment programs, including mutual funds and variable annuities, primarily to Weston Financial clients.  WSC acts as the principal distributor to a group of mutual funds for which Weston Financial is the investment advisor.

Market Area
Washington Trust is headquartered in Westerly, Rhode Island, in Washington County.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2013, the Bank has ten branch offices located in southern Rhode Island (Washington County), seven branch offices located in the greater Providence area in Rhode Island and a branch office located in southeastern Connecticut.  In the second quarter of 2014, we plan to open a new full-service branch in Johnston, Rhode Island, which will be a continuation of our expansion into the greater Providence area. This branch will be our nineteenth branch office and our first in Johnston. Both the population and number of businesses in Providence County far exceed those in southern Rhode Island.

Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  In addition to branch offices, the Bank has a commercial lending office located in the financial district of Providence, Rhode Island. As of December 31, 2013, Washington Trust has six residential mortgage lending offices: three located in eastern Massachusetts (Sharon, Burlington and Braintree), two Connecticut offices (Glastonbury and Stamford) and a Warwick, Rhode Island office.

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

Employees
At December 31, 2013, Washington Trust had 570 employees consisting of 544 full-time and 26 part-time and other employees.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and a 401(k) plan. In 2007, the pension plan was closed to new hires and rehires after September 30, 2007, and in 2013 it was amended primarily to freeze benefit accruals after a ten-year transition period ending in December 2023. Management considers relations with its employees to be good.  See Note 15 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

GUIDE 3 Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	41-42
II.	Investment Portfolio	48-52, 89
III.	Loan Portfolio	52-60, 95
IV.	Summary of Loan Loss Experience	60-64, 104
V.	Deposits	41, 110
VI.	Return on Equity and Assets	28
VII.	Short-Term Borrowings	111

Supervision and Regulation
The Corporation is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other governmental agencies.  Federal and state banking laws have as their principal objective the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or depositors, rather than the protection of shareholders of a bank or its parent company.

Set forth below is a brief description of certain laws and regulations that relate to the regulation of Washington Trust.  The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations, policies and guidelines described below.

The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) comprehensively reformed the regulation of financial institutions, products and services.

Among other things, the Dodd-Frank Act:

•
granted the Board of Governors of the Federal Reserve System (the “Federal Reserve”) increased supervisory authority and codifies the source of strength doctrine, as discussed in more detail in “-Regulation of the Bancorp-Source of Strength” below;

•	provided for new capital standards applicable to the Corporation, as discussed in more detail in “-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” below;

•	modified the scope and costs associated with deposit insurance coverage, as discussed in “-Regulation of the Bank-Deposit Insurance” below;

•
permitted well capitalized and well managed banks to acquire other banks in any state, subject to certain deposit concentration limits and other conditions, as discussed in “-Regulation of the Bank-Acquisitions and Branching” below;

•	permitted the payment of interest on business demand deposit accounts;

•	established new minimum mortgage underwriting standards for residential mortgages, as discussed in “-Consumer Protection Regulation-Mortgage Reform” below;

•	established the Bureau of Consumer Financial Protection (the “CFPB”);

•
barred banking organizations, such as the Bancorp, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, as discussed in “Regulation of Other Activities-Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds” below; and

•
established the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Regulation of the Bancorp
As a registered bank holding company, the Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and to inspection, examination and supervision by the Federal Reserve and the Rhode Island Department of Business Regulation, Division of Banking (the “RI Division of Banking”).

The Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and violations of laws, regulations, or conditions imposed by, agreements with, or commitments to, the Federal Reserve. The Federal Reserve is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

Source of Strength. Under the Dodd-Frank Act, the Bancorp is required to serve as a source of financial strength for the Bank in the event of the financial distress of the Bank. This provision codifies the longstanding policy of the Federal Reserve. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company, in each case without prior approval of the Federal Reserve.

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

If a financial holding company fails to remain well capitalized and well managed, the company and its affiliates may not commence any new activity that is authorized particularly for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its nonbanking subsidiaries engaged in activities not permissible for a bank holding company. If a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act (the “CRA”), it will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities, or acquiring companies other than bank holding companies, banks or savings associations, except that the Bancorp could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHCA. In addition, if the Federal Reserve finds that the Bank is not well capitalized or well managed, the Bancorp would be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, the Bancorp would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHCA without prior Federal Reserve approval. If the Bancorp fails to correct any such condition within a prescribed period, the Federal Reserve could order the Bancorp to divest its banking subsidiary or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHCA.

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

Regulation of the Bank
The Bank is subject to the regulation, supervision and examination by the FDIC, the RI Division of Banking and the Connecticut Department of Banking. The Bank is also subject to various Rhode Island and Connecticut business and banking regulations and the regulations issued by the CFPB (as examined and enforced by the FDIC). Additionally, under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Bancorp, including the Bank.

Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio of 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of a financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate. Assessment rates range from 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category up to 30 to 45 basis points for banks in the highest risk category.

Pursuant to the Dodd-Frank Act, FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor. On December 31, 2012, unlimited FDIC insurance on noninterest-bearing transaction accounts under the Dodd-Frank Act expired. The Bank’s FDIC deposit insurance costs totaled $1.8 million in 2013.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the investment activities of FDIC-insured, state-chartered banks, such as the Bank, when acting as principal, to those that are permissible for national banks. Further, GLBA permits state banks, to the extent permitted under state law, to engage through “financial subsidiaries” in certain activities which are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.

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

The Community Reinvestment Act. The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Bank or the Bancorp from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions. The Bank has achieved a rating of “Satisfactory” on its most recent examination dated October 3, 2012. Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements.

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
Enforcement Powers. The FDIC, the RI Division of Banking and the Connecticut Department of Banking have the authority to issue orders to banks under their supervision to cease and desist from unsafe or unsound banking practices and violations of laws, regulations, or conditions imposed by, agreements with, or commitments to, the FDIC, the RI Division of Banking or the Connecticut Department of Banking. The FDIC, the RI Division of Banking or the Connecticut Department of Banking is also empowered to assess civil money penalties against companies or individuals who violate banking laws, orders or regulations.

Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements. The Federal Reserve the FDIC have issued risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these agencies may from time to time require that a banking organization maintain capital above the minimum levels due to the banking organization’s financial condition or actual or anticipated growth.

Current Federal Reserve risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common shareholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Pursuant to the Dodd-Frank Act, trust preferred securities issued after May 19, 2010, will not count as Tier 1 capital. The Bancorp’s currently outstanding trust preferred securities were grandfathered for Tier 1 eligibility, subject to a limit of 25% of Tier 1 capital, under the Final Capital Rule discussed below. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. As of December 31, 2013, the Bancorp’s Tier 1 risk-based capital ratio was 12.12% and its total risk-based capital ratio was 13.29%. The Bancorp is currently considered “well capitalized” under all regulatory definitions.

In addition to the risk-based capital requirements, the Federal Reserve requires top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies (including the Bancorp), the minimum leverage capital ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Bancorp’s leverage capital ratio as of December 31, 2013 was 9.41%.

The FDIC has adopted a statement of policy regarding the capital adequacy of state-chartered banks and promulgated regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under these regulations, a bank is “well capitalized” if it has: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) a leverage capital ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.” The FDIC also must take into consideration: (i) concentrations of credit risk; (ii) interest rate risk; and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. The Bank is currently considered well capitalized under all regulatory definitions.

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

The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards. On July 2, 2013, the Federal Reserve, along with the other federal banking agencies, issued a final rule (the “Final Capital Rule”) implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. The majority of the provisions of the Final Capital Rule apply to bank holding companies and banks with consolidated assets of $500 million or more, such as the Bancorp and the Bank. The Final Capital Rule establishes a new capital risk-based capital ratio, a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets to be a “well capitalized” institution, and increases the minimum total Tier 1 capital ratio to be a “well capitalized” institution from 6.0% to 8.0%. The Final Capital Rule also requires that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weight assets, or face restrictions on capital distributions and executive bonuses. The Final Capital Rule increases the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Under the Final Capital Rule, the Bancorp may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.

The Bancorp must comply with the Final Capital Rule beginning on January 1, 2015.

Safety and Soundness Standard. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, risk management, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, and fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “-Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Dividend Restrictions
The Bancorp is a legal entity separate and distinct from the Bank. The revenue of the Bancorp is derived primarily from dividends paid to it by the Bank. The right of the Bancorp, and consequently the right of shareholders of the Bancorp, to participate in any distribution of the assets or earnings of the Bank, through the payment of such dividends or otherwise, is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of the Bancorp in a creditor capacity may be recognized.

Restrictions on Bank Holding Company Dividends. The Federal Reserve and the RI Division of Banking have authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Additionally, under Rhode Island law, distributions of dividends cannot be made if a bank holding company would not be able to pay its debts as they become due in the usual course of business or the bank holding company’s total assets would be less than the sum of its total liabilities. The Bancorp’s revenues consist primarily of cash dividends paid to it by the Bank. Further, when the Final Capital Rule comes into effect, our ability to pay dividends will be restricted if we do not maintain a capital conservation buffer. See “-Regulatory Capital Requirements” above.

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

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliated that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Consumer Protection Regulation
The Bancorp and the Bank are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), GLBA, Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine the Bank for compliance with CFPB rules and enforce CFPB rules with respect to the Bank.

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

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

Regulation of Other Activities
Registered Investment Adviser and Broker-Dealer. WSC is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). WSC is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”), FINRA and the Commonwealth of Massachusetts. Weston Financial is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers

Act”), and is subject to extensive regulation, supervision, and examination by the SEC and the Commonwealth of Massachusetts, including those related to sales methods, trading practices, the use and safekeeping of customers’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

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

Mortgage Lending. WTMC, formed in 2012, is a mortgage lending subsidiary of the Bank and licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. See “-Consumer Protection Regulation” and -Consumer Protection Regulation-Mortgage Reform” above for a description of certain regulations that apply to WTMC.

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
At December 31, 2013, commercial loans represented 55% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

Environmental liability associated with our lending activities could result in losses.
In the course of business, we may acquire, through foreclosure, properties securing loans we have originated that are in default. While we believe that our credit granting process incorporates appropriate procedures for the assessment of environmental contamination risk, there is a risk that material environmental violations could be discovered on these properties, particularly in commercial real estate lending. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of this remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

We have credit and market risk inherent in our securities portfolio.
We maintain a diversified securities portfolio, which includes mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, obligations of U.S. government-sponsored agencies, securities issued by state and political subdivisions, trust preferred debt securities issued primarily by financial service companies, and corporate debt securities.  We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities.  The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, even those with no apparent credit exposure.  The valuation of our securities requires judgment and as market conditions change security values may also change.

A change to the conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could adversely affect our business.
There continues to be substantial uncertainty regarding the future of U.S. government-sponsored enterprises Fannie Mae and Freddie Mac, including whether they both will continue to exist in their current form. We sell some of our residential mortgages to Fannie Mae and Freddie Mac. Our ability to sell our residential mortgages into the secondary market is an important part of our overall interest rate risk, liquidity risk and capital management strategies.

Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities on which they provide guarantees and loans held in their investment portfolios without the direct support of the U.S. federal government, in September 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae and Freddie Mac by supporting the availability of mortgage financing and protecting taxpayers. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain.

Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. government, could change their business charters or structure, or could nationalize or eliminate such entities entirely. We cannot predict whether, or when, any such legislation may be enacted.

Difficult market conditions and economic trends in the real estate market have adversely affected our industry and our business.
We are particularly affected by downturns in the U.S. real estate market. Declines in the real estate market over the past several years, including decreased property values and increased delinquencies and foreclosures, may continue to have a negative impact on the credit performance of commercial and construction, mortgage, and consumer loan portfolios resulting in significant write-downs of assets by many financial institutions as the values of real estate collateral supporting many loans have declined significantly. In addition, a weakened economy and continued high levels of unemployment, among other factors, have led to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected our business, financial condition, results of operations and stock price. A worsening of these economic conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. Our ability to properly assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

Continued weakness in the southern New England economy could adversely affect our financial condition and results of operations.
We primarily serve individuals and businesses located in southern New England. As a result, a significant portion of our earnings are closely tied to the economy of that region. Further weakening or a deterioration in the economy of southern New England could result in the following consequences:

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
We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the FDIC, Rhode Island Division of Banking and the Connecticut Department of Banking. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC, Rhode Island Division of Banking and the Connecticut Division of Banking have the power to issue consent orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies.

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
The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, it is difficult to forecast the full impact that such rulemaking that will have on us, our customers or the financial industry. In addition, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs and restrictions on us and our subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. The CFPB recently issued a final rule that requires creditors, such as Washington Trust, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations. See “Business-Supervision and Regulation-The Dodd-Frank Act.”

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

We will become subject to more stringent capital requirements.
The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk based capital requirements for “adequately capitalized” institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010 subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships.  We have exposure to a number of different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, and other financial institutions.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations.  Many of these transactions expose us to credit risk in the event of default of our counterparty or customer.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us.  There is no assurance that any such losses would not materially and adversely affect our results of operations.

Risks Related to Our Wealth Management Business
Our wealth management business is highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.
We offer wealth management services through the Bank and its subsidiary, Weston Financial, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”.) The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. We are also subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days notice. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

The market value of wealth management assets under administration may be negatively affected by changes in economic and market conditions.
Revenues from wealth management services represented 21% of our total revenues for 2013.  A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities.  Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

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

Risks Related to Our Operations
We may suffer losses as a result of operational risk or technical system failures.
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone, and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties. Our technologies, systems, networks and our customers’ devices have been or are likely to continue to be the target of cyber-attacks, computer viruses, malicious code, phishing attacks or attempted information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary, and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We rely on other companies to provide key components of our business infrastructure.
Third party vendors provide key components of our business infrastructure such as Internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

We may not be able to compete effectively against larger financial institutions in our increasingly competitive industry.
We compete with larger bank and non-bank financial institutions for loans and deposits in the communities we serve, and we may face even greater competition in the future due to legislative, regulatory and technological changes and continued consolidation.  Many of our competitors have significantly greater resources and lending limits than we have.  Banks and other financial services firms can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service.  In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automated transfer and automatic payment systems.  Many competitors have fewer regulatory constraints and may have lower cost structures than we do.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.  Our long-term success depends on the ability of Washington Trust to compete successfully with other financial institutions in Washington Trust’s service areas.

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
We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our business with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future businesses. Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-

laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Furthermore, any damage to our reputation could affect our ability to retain and develop the business relationships necessary to conduct business, which in turn could negatively impact our financial condition, results of operations, and the market price of our common stock.

We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, it is likely that we will continue to experience litigation related to our businesses and operations.

Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject us to further judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our revenue.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control (“OFAC”) that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.

Risks Related to Liquidity
We are subject to liquidity risk.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Our liquidity is used principally to originate or purchase loans, to repay deposit liabilities and other liabilities when they come due, and to fund operating costs. Customer demand for non-maturity deposits can be difficult to predict. Changes in market interest rates, increased competition within our markets, and other factors may make deposit gathering more difficult. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources, which include FHLBB advances, brokered certificates of deposit, federal funds purchased and securities sold under repurchase agreements, less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that we will not have sufficient funds to meet our obligations when they come due.

We are a holding company and depend on The Washington Trust Company for dividends, distributions and other payments.
The Bancorp is a legal entity separate and distinct from the Bank. The revenue of the Bancorp is derived primarily from dividends paid to it by the Bank. The right of the Bancorp, and consequently the right of shareholders of the Bancorp, to participate in any distribution of the assets or earnings of the Bank, through the payment of such dividends or otherwise, is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of the Bancorp in a creditor capacity may be recognized.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future. The Federal Reserve and the RI Division of Banking have authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, when the Final Capital Rule comes into effect our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Item, “Business-Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Regulatory Capital Requirements.”

Risks Related to Accounting and Accounting Standards
If we are required to write-down goodwill recorded in connection with our acquisitions, our profitability would be negatively impacted.
Applicable accounting standards require us to use the purchase method of accounting for all business combinations.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  At December 31, 2013, we had $58.1 million of goodwill on our balance sheet.  Goodwill must be evaluated for impairment at least annually.  Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which would have an adverse effect on our financial condition and results of operations.

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

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 2.  Properties.
Washington Trust is headquartered at 23 Broad Street, Westerly, Rhode Island. As of December 31, 2013, the Bank has ten branch offices located in southern Rhode Island (Washington County), seven branch offices located in the greater Providence area in Rhode Island and a branch office located in southeastern Connecticut. In addition, Washington Trust has a commercial lending office located in the financial district of Providence, Rhode Island and six residential mortgage lending offices that are located in eastern Massachusetts (Sharon, Burlington and Braintree), in Glastonbury and Stamford Connecticut and in Warwick, Rhode Island.  Washington Trust also provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island, and Wellesley, Massachusetts.  Washington Trust has two operations facilities and a corporate office located in Westerly, Rhode Island, as well as an additional corporate office located in East Greenwich, Rhode Island.

At December 31, 2013, nine of the Corporation’s facilities were owned, twenty-two were leased and one branch office was owned on leased land.  Lease expiration dates range from five months to twenty-five years with renewal options on certain leases of six months to twenty-five years.  All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

In addition to the locations mentioned above, the Bank has two owned offsite-ATMs in leased spaces.  The terms of one of these leases are negotiated annually.  The lease term for the second offsite-ATM expires in seven years with no renewal option.

The Bank also operates ATMs that are branded with the Bank’s logo under contracts with a third party vendor located in retail stores and other locations primarily in Rhode Island and to a lesser extent in southeastern Connecticut.

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

The following table summarizes quarterly high and low stock price ranges, the end of quarter closing price and dividends paid per share for the years ended December 31, 2013 and 2012:

	Quarters
2013	1	2	3	4
Stock prices:
High	$28.00	$29.08	$33.09	$38.05
Low	25.53	25.71	28.33	30.49
Close	27.38	28.52	31.43	37.22

Cash dividend declared per share	$0.25	$0.25	$0.26	$0.27

	Quarters
2012	1	2	3	4
Stock prices:
High	$26.76	$24.74	$27.75	$27.46
Low	23.01	22.53	23.85	23.50
Close	24.14	24.38	26.27	26.31

Cash dividend declared per share	$0.23	$0.23	$0.24	$0.24

At February 28, 2014, there were 1,770 holders of record of the Bancorp’s common stock.

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

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.” The Bancorp did not repurchase any shares during the fourth quarter of 2013.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) for the five years ended December 31.  The historical information set forth below is not necessarily indicative of future performance.

The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2008.  The total return assumes reinvestment of dividends.

For the period ending December 31,	2008	2009	2010	2011	2012	2013
Washington Trust Bancorp, Inc.	$100.00	$82.81	$121.38	$137.66	$157.56	$230.43
NASDAQ Bank Stocks	$100.00	$83.70	$95.55	$85.52	$101.50	$143.84
NASDAQ Stock Market (U.S.)	$100.00	$145.36	$171.74	$170.38	$200.63	$281.22

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

Selected Financial Data	(Dollars in thousands, except per share amounts)
At or for the years ended December 31,	2013	2012	2011	2010	2009
Financial Results:
Interest income	$116,348	$121,061	$121,346	$123,254	$129,630
Interest expense	24,563	30,365	36,391	46,063	63,738
Net interest income	91,785	90,696	84,955	77,191	65,892
Provision for loan losses	2,400	2,700	4,700	6,000	8,500
Net interest income after provision for loan losses	89,385	87,996	80,255	71,191	57,392
Noninterest income:
Net realized gains on sales of securities	—	1,223	698	729	314
Net other-than-temporary impairment losses on securities	(3,489)	(221)	(191)	(417)	(3,137)
Other noninterest income	65,569	64,212	52,257	48,161	45,476
Total noninterest income	62,080	65,214	52,764	48,473	42,653
Noninterest expense	98,785	102,338	90,373	85,311	77,603
Income before income taxes	52,680	50,872	42,646	34,353	22,442
Income tax expense	16,527	15,798	12,922	10,302	6,346
Net income	$36,153	$35,074	$29,724	$24,051	$16,096
Per share information ($):
Earnings per share:
Basic	2.18	2.13	1.82	1.49	1.01
Diluted	2.16	2.13	1.82	1.49	1.00
Cash dividends declared (1)	1.03	0.94	0.88	0.84	0.84
Book value	19.84	18.05	17.27	16.63	15.89
Market value - closing stock price	37.22	26.31	23.86	21.88	15.58
Performance Ratios (%):
Return on average assets	1.17	1.16	1.02	0.82	0.55
Return on average shareholders’ equity	11.65	11.97	10.61	9.09	6.56
Average equity to average total assets	10.34	9.65	9.57	9.08	8.40
Dividend payout ratio (2)	47.69	44.13	48.35	56.38	84.00
Asset Quality Ratios (%):
Total past due loans to total loans	0.89	1.22	1.22	1.27	1.64
Nonperforming loans to total loans	0.74	0.98	0.99	0.93	1.43
Nonperforming assets to total assets	0.62	0.83	0.81	0.79	1.06
Allowance for loan losses to nonaccrual loans	152.37	136.95	140.33	154.42	99.75
Allowance for loan losses to total loans	1.13	1.35	1.39	1.43	1.43
Net charge-offs to average loans	0.23	0.07	0.17	0.24	0.25
Capital Ratios (%):
Tier 1 leverage capital ratio	9.41	9.30	8.70	8.25	7.82
Tier 1 risk-based capital ratio	12.12	12.01	11.61	11.53	11.14
Total risk-based capital ratio	13.29	13.26	12.86	12.79	12.40
____________

(1)	Represents historical per share dividends declared by the Bancorp.

(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Financial Data	(Dollars in thousands)
December 31,	2013	2012	2011	2010	2009
Assets:
Cash and cash equivalents	$85,317	$92,650	$87,020	$92,736	$57,260
Total securities	422,808	415,879	593,392	594,100	691,484
FHLBB stock	37,730	40,418	42,008	42,008	42,008
Loans:
Commercial and other	1,363,335	1,252,419	1,124,628	1,027,065	984,550
Residential real estate	772,674	717,681	700,414	645,020	605,575
Consumer	326,875	323,903	322,117	323,553	329,543
Total loans	2,462,884	2,294,003	2,147,159	1,995,638	1,919,668
Less allowance for loan losses	27,886	30,873	29,802	28,583	27,400
Net loans	2,434,998	2,263,130	2,117,357	1,967,055	1,892,268
Investment in bank-owned life insurance	56,673	54,823	53,783	51,844	44,957
Goodwill and other intangibles	63,607	64,287	65,015	65,966	67,057
Other assets	87,734	140,697	105,523	95,816	89,439
Total assets	$3,188,867	$3,071,884	$3,064,098	$2,909,525	$2,884,473
Liabilities:
Deposits:
Demand deposits	$440,785	$379,889	$339,809	$228,437	$194,046
NOW accounts	309,771	291,174	257,031	241,974	202,367
Money market accounts	666,646	496,402	406,777	396,455	403,333
Savings accounts	297,357	274,934	243,904	220,888	191,580
Time deposits	790,762	870,232	878,794	948,576	931,684
Total deposits	2,505,321	2,312,631	2,126,315	2,036,330	1,923,010
FHLBB advances	288,082	361,172	540,450	498,722	607,328
Junior subordinated debentures	22,681	32,991	32,991	32,991	32,991
Other borrowings	178	1,212	19,758	23,359	21,501
Other liabilities	42,959	68,226	63,233	49,259	44,697
Shareholders’ equity	329,646	295,652	281,351	268,864	254,946
Total liabilities and shareholders’ equity	$3,188,867	$3,071,884	$3,064,098	$2,909,525	$2,884,473

Asset Quality:
Nonaccrual loans	$18,302	$22,543	$21,237	$18,510	$27,470
Nonaccrual investment securities	547	843	887	806	1,065
Property acquired through foreclosure or repossession	932	2,047	2,647	3,644	1,974
Total nonperforming assets	$19,781	$25,433	$24,771	$22,960	$30,509

Wealth Management Assets:
Market value of assets under administration	$4,781,958	$4,199,640	$3,900,061	$3,967,207	$3,735,646

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2013	Q1	Q2	Q3	Q4	Year
	Interest income	$28,793	$28,799	$29,390	$29,366	$116,348
	Interest expense	6,326	6,390	6,002	5,845	24,563
	Net interest income	22,467	22,409	23,388	23,521	91,785
	Provision for loan losses	600	700	700	400	2,400
	Net interest income after provision for loan losses	21,867	21,709	22,688	23,121	89,385
	Noninterest income:
	Net realized gains on sales of securities	—	—	—	—	—
	Net other-than-temporary impairment losses on securities	(2,772)	—	—	(717)	(3,489)
	Other noninterest income	15,938	16,394	17,400	15,837	65,569
	Total noninterest income	13,166	16,394	17,400	15,120	62,080
	Noninterest expense	24,184	25,005	25,548	24,048	98,785
	Income before income taxes	10,849	13,098	14,540	14,193	52,680
	Income tax expense	3,428	4,115	4,580	4,404	16,527
	Net income	$7,421	$8,983	$9,960	$9,789	$36,153

	Weighted average common shares outstanding - basic	16,401	16,454	16,563	16,602	16,506
	Weighted average common shares outstanding - diluted	16,449	16,581	16,696	16,770	16,664
Per share information:	Basic earnings per common share	$0.45	$0.54	$0.60	$0.59	$2.18
	Diluted earnings per common share	$0.45	$0.54	$0.59	$0.58	$2.16
	Cash dividends declared per share	$0.25	$0.25	$0.26	$0.27	$1.03

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2012	Q1	Q2	Q3	Q4	Year
	Interest income	$30,530	$30,190	$30,251	$30,090	$121,061
	Interest expense	8,145	7,779	7,515	6,926	30,365
	Net interest income	22,385	22,411	22,736	23,164	90,696
	Provision for loan losses	900	600	600	600	2,700
	Net interest income after provision for loan losses	21,485	21,811	22,136	22,564	87,996
	Noninterest income:
	Net realized gains on sales of securities	—	299	—	924	1,223
	Net other-than-temporary impairment losses on securities	(209)	—	—	(12)	(221)
	Other noninterest income	14,441	15,875	16,921	16,975	64,212
	Total noninterest income	14,232	16,174	16,921	17,887	65,214
	Noninterest expense	23,399	25,228	26,290	27,421	102,338
	Income before income taxes	12,318	12,757	12,767	13,030	50,872
	Income tax expense	3,880	4,044	3,867	4,007	15,798
	Net income	$8,438	$8,713	$8,900	$9,023	$35,074

	Weighted average common shares outstanding - basic	16,330	16,358	16,366	16,376	16,358
	Weighted average common shares outstanding - diluted	16,370	16,392	16,414	16,425	16,401
Per share information:	Basic earnings per common share	$0.51	$0.53	$0.54	$0.55	$2.13
	Diluted earnings per common share	$0.51	$0.53	$0.54	$0.55	$2.13
	Cash dividends declared per share	$0.23	$0.23	$0.24	$0.24	$0.94

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

Some of the factors that might cause these differences include the following: continued weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; additional government intervention in the U.S. financial system; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of the Corporation’s competition; changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation considers the following to be its critical accounting policies: allowance for loan losses, review of goodwill and intangible assets for impairment and assessment of investment securities for impairment.

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

Individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system is described under the caption “Credit Quality Indicators” in Note 5 to the Consolidated Financial Statements.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in the commercial loans and commercial mortgage loan portfolios as of the balance sheet date.  We adjust loss allocations for various factors we believe are not adequately presented in historical loss experience, including trends in real estate values, trends in rental rates on commercial real estate, consideration of general economic conditions and our assessments of credit risk associated with certain industries and an ongoing trend toward larger credit relationships.

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

(3)
An additional unallocated allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment and ever changing conditions and to reflect management’s consideration of qualitative and quantitative assessments of other environmental factors, including, but not limited to, conditions that may affect the collateral position, such as environmental matters and regulatory changes affecting the foreclosure process, as well as conditions that may affect the ability of borrowers to meet debt service requirements.

Because the methodology is based upon historical experience and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk and declines in local property values.  Adversely different conditions or assumptions could lead to increases in the allowance.  In addition, various regulatory agencies periodically review the allowance for loans losses.  Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.  As of December 31, 2013, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

Review of Goodwill and Identifiable Intangible Assets for Impairment
The Corporation allocated the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  Other intangible assets identified in acquisitions consist of advisory contracts.  The value attributed to the advisory contracts was based on the time period over which they are expected to generate economic benefits.

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, was recorded as goodwill.  Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred.  In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform a two-step impairment test. The Corporation has not opted to perform this qualitative analysis. Goodwill was tested for impairment using the two-step quantitative impairment analysis described below.

The first step (“Step 1”) of the quantitative impairment analysis requires a comparison of each reporting unit’s fair value to its carrying value to identify potential impairment. The second step (“Step 2”) of the analysis is necessary only if a reporting unit’s carrying amount exceeds its fair value. Step 2 is a more detailed analysis, which involves measuring the excess of the fair value of the reporting unit, as determined in Step 1, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes, but may not be limited to, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

Washington Trust has two reporting units: the commercial banking segment and the wealth management services segment. For both segments of the Corporation, goodwill was assessed for impairment in 2013 by performing a discounted cash flow analysis (“income approach”) and utilizing estimates of selected market information (“market approach”).  The income approach measures the fair value of an interest in a business by discounting expected future cash flows to a present value.  The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.  The results of the income approach and the market approach were weighted equally.  Step 1 results of the 2013 impairment analysis indicated that the fair value significantly exceeded the carrying value for both reporting units.

Other intangible assets with definite lives are tested for impairment whenever events or circumstances occur that indicate that the carrying amount may not be recoverable.  If applicable, the Corporation tests each of the intangibles by comparing the carrying value of the intangible asset to the sum of undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeded its undiscounted cash flows, then an impairment loss would be recognized for the amount by which the carrying amount exceeds its fair value.

The fair value of the intangible asset associated with our wealth management advisory contracts was estimated using valuation techniques, based on discounted cash flow analysis.  This intangible asset is being amortized over the period the asset is expected to contribute to the cash flows of the Corporation, which reflects the expected pattern of benefit.  Wealth management assets under administration were analyzed to determine if there had been a reduction since acquisition that could have indicated possible impairment of the advisory contracts.  Impairment would be recognized if the carrying value exceeded the sum of the undiscounted expected future cash flows from the intangible assets.  Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows.  The remaining useful life of the intangible asset that is being amortized was also evaluated to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

Assessment of Investment Securities for Impairment
Securities that the Corporation has the ability and intent to hold until maturity are classified as held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are carried at fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity.  The fair values of securities may be based on either quoted market prices, third party pricing services or third party valuation specialists. When the fair value of an investment security is less than its amortized cost basis, the Corporation assesses whether the decline in value is other-than-temporary.  The Corporation considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in the value subsequent to the reporting date, forecasted performance of the issuer, changes in the dividend or interest payment practices of the issuer, changes in the credit rating of the issuer or the specific security, and the general market condition in the geographic area or industry the issuer operates in.

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

When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings for a debt security depends on whether the Corporation intends to sell the security or more-likely-than-not will be required to sell the security before recovery of its amortized cost less any current period credit loss.  If the Corporation intends to sell the security or more-likely-than-not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the amortized cost and fair value of the security.  If the Corporation does not intend to sell or more-likely-than-not will not be required to sell the security before recovery of its amortized cost, the amount of the other-than-temporary impairment related to credit loss shall be recognized in earnings and the noncredit-related portion of the other-than-temporary impairment shall be recognized in other comprehensive income.

Overview
Washington Trust offers a comprehensive product line of banking and financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its ATM networks; and its Internet website at www.washtrust.com.

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

We believe the Corporation’s financial strength and stability, capital resources and reputation as the largest independent bank headquartered in Rhode Island were key factors in the continued success in 2013. We continued to leverage our strong, statewide brand to build market share in Rhode Island whenever possible and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. In the second quarter of 2014, Washington Trust expects to open a new full-service branch in Johnston, Rhode Island, in Providence County. This branch will be the Washington Trust’s nineteenth branch office and its first in Johnston.

Subsequent Event
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a gain of approximately $6.3 million; after-tax $4.0 million, or $0.24 per diluted share.  In addition, Washington Trust expects to incur divestiture related costs of approximately $359 thousand; after tax $230 thousand, or $0.01 per diluted share, in the first quarter of 2014. The Corporation will also have the opportunity to earn additional referral revenues during the ten-year period following the transaction.

Washington Trust has also entered into transactions in March 2014 involving the prepayment of FHLBB advances totaling approximately $99.3 million, resulting in debt prepayment penalty expense of approximately $6.3 million; after-tax $4.0 million, or $0.24 per diluted share.  The weighted average rate of these FHLBB advances was 3.01% with a weighted average remaining term of thirty-six months. Other wholesale funding in the form of brokered time deposits as well as existing on balance sheet liquidity were utilized as the funding source for the prepayment of these FHLBB advances. The replacement wholesale funding is expected to amount to approximately $80.0 million, with maturities ranging from 2015 through 2019, a weighted average maturity of thirty-five months and an initial weighted average cost of approximately 0.94%.

In 2013, the merchant processing service business line contributed approximately $950 thousand in pre-tax income (after-tax $608 thousand) to Washington Trust’s earnings. The combined impact of the divestiture of this business line and the reduction in interest expense due to the borrowing transactions is expected to result in future ongoing pre-tax income enhancement of approximately $1.1 million in 2014 and $1.3 million in 2015, with continuing benefits in future years.

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

Wealth management service revenues, which represented approximately 21% of total revenues in 2013, are largely dependent on the market value of wealth management assets under administration.  These values may be negatively affected by changes in economic conditions and volatility in the financial markets.

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

Composition of Earnings
Comparison of 2013 with 2012
Net income for the year ended December 31, 2013, amounted to $36.2 million, or $2.16 per diluted share, up from $35.1 million, or $2.13 per diluted share, reported for 2012. The returns on average equity and average assets for 2013 were 11.65% and 1.17%, respectively, compared to 11.97% and 1.16%, respectively, for 2012.

The increase in earnings in 2013 largely reflected higher wealth management revenues and increased net interest income, partially offset by a decline in mortgage banking revenues (net gains on loan sales and commissions on loans originated for others). The comparison of 2013 earnings to 2012 was also impacted by the following:

•
Other-than-temporary impairment (“OTTI”) losses of $3.5 million in 2013 and $221 thousand in 2012. See additional disclosure regarding OTTI losses in the section in the section “Financial Condition” under the heading “Securities”.

•	There were no net realized gains on securities in 2013, while there were $1.2 million recognized in 2012.

•	Debt prepayment penalty expense of $1.1 million was recognized in 2013, compared to $3.9 million in 2012.

Net interest income for 2013 increased by $1.1 million, or 1%, over 2012, largely reflecting growth in average loan balances and continued reduction in funding costs. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.28% for 2013, down from 3.29% reported for 2012.

The loan loss provision charged to earnings for 2013 amounted to $2.4 million, a decrease of $300 thousand from 2012. Management believes that the level of the provision for loan losses has been consistent with the trends in asset quality and credit quality indicators.

Noninterest income for 2013 decreased by $3.1 million, or 5%, from 2012. Excluding the impact of the OTTI losses and net realized gains on securities mentioned above, noninterest income increased by $1.4 million, or 2%, mainly due to higher wealth management revenues offset, in party, by lower mortgage banking revenues.

For 2013, wealth management revenues totaled $31.8 million, up by $2.2 million, or 7%, over 2012, largely due to an increase of $2.0 million, or 7%, in asset-based revenues.

Net gains on loan sales and commissions on loans originated for others (“mortgage banking revenues”) are dependent on mortgage origination volume and are sensitive to interest rates and the condition of the housing markets. Mortgage banking revenues amounted to $13.1 million in 2013, down by $1.0 million, or 7.1%, from 2012 reflecting declines in mortgage loan refinancing and sales activity due to higher market interest rates.

Noninterest expenses for 2013 decreased by $3.6 million, or 4%, from 2012, primarily due a $2.8 million decline in debt prepayment penalty expense.

Income tax expense amounted to $16.5 million for 2013, up by $729 thousand from 2012.  The effective tax rate for 2013 was 31.4%, compared to 31.1% for 2012.

Comparison of 2012 with 2011
Net income for 2012 amounted to $35.1 million, or $2.13 per diluted share, up from $29.7 million, or $1.82 per diluted share, reported for 2011. On a diluted earnings per share basis, 2012 earnings were up by 17% over 2011. The returns on average equity and average assets for 2012 were 11.97% and 1.16%, respectively, compared to 10.61% and 1.02%, respectively, for 2011.

The increase in profitability over 2011 primarily reflected strong mortgage banking results, higher net interest income, a lower provision for loan losses and higher wealth management revenues, offset, in part, by increases in salaries and employee benefit costs and income taxes. Also included in 2012 and 2011 results were the following items:

•
Balance sheet management transactions were conducted in 2012 and 2011 and were comprised of sales of mortgage-backed securities, prepayment of FHLBB advances and modifications of terms of FHLBB advances.

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

•	2012 BOLI income included a non-taxable gain of $528 thousand recognized in the third quarter of 2012, due to the receipt of life insurance proceeds.

•	Charitable contribution expense, which was classified in other expenses, totaled $400 thousand and $990 thousand, respectively, for 2012 and 2011.

Net interest income for 2012 increased by $5.7 million, or 7%, over 2011, largely reflecting the benefit of lower funding costs as well as growth in average loan balances. The net interest margin was 3.29% for 2012, up from 3.20% reported for 2011.

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

For 2012, wealth management revenues totaled $29.6 million, up by $1.3 million, or 5%, over 2011.  This included an increase of $620 thousand, or 42%, in transaction-based revenues and an increase of $715 thousand, or 3%, in asset-based revenues. The average balance of wealth management assets for the year 2012 was 2% higher than the average balance for 2011.

Mortgage banking revenues amounted to $14.1 million in 2012, up by $9.0 million from 2011. Residential mortgage origination volume during 2012 reflected strong refinancing activity in response to sustained low market rates of interest, as well as continued origination volume growth in our residential mortgage lending offices.

Noninterest expenses for 2012 increased by $12.0 million, or 13%, over 2011, primarily due to increases in salaries and employee benefit costs and the debt prepayment penalties associated with the balance sheet management transactions discussed above. The increase in salaries and employee benefit costs over 2011 reflected higher staffing levels to support growth and higher levels of business development based compensation primarily in mortgage banking, as well as higher defined benefit plan costs primarily due to a lower discount rate in 2012 compared to 2011.

Income tax expense amounted to $15.8 million for 2012, up by $2.9 million from 2011.  The effective tax rate for 2012 was 31.1%, compared to 30.3% for 2011. The increase in the effective tax rate from 2011 reflected a higher proportion of taxable income to pre-tax book income in 2012.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as investment securities portfolio, wholesale funding, income from BOLI and administrative expenses are not allocated to the business lines are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets. Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 17 to the Consolidated Financial Statements for additional disclosure related to business segments.

Comparison of 2013 with 2012
The Commercial Banking segment reported net income of $29.0 million in 2013, an increase of $440 thousand, or 2%, from 2012. Commercial Banking net interest income for 2013 increased modestly by $128 thousand from 2012.  The 2013 provision for loan losses totaled $2.4 million, down by $300 thousand from 2012 and consistent with trends in asset quality and credit quality indicators. Noninterest income derived from the Commercial Banking segment totaled $30.8 million for 2013, down by $958 thousand, or 3.0%, from 2012, largely due to lower mortgage banking revenues. Commercial Banking noninterest expenses for 2013, decreased by $898 thousand, or 1%, from 2012, largely due to a decline in salaries and employee benefit costs.

The Wealth Management Services segment reported 2013 net income of $6.3 million, an increase of $832 thousand, or 15%, from 2012.  Noninterest income derived from the Wealth Management Services segment was $31.8 million in 2013, up by $2.2 million, or 7%, compared to 2012.  This included an increase of $216 thousand, or 10%, in transaction-based revenues and an increase of $2.0 million, or 7%, in asset-based revenues over 2012. The average balance of wealth management assets for the year 2013 was 9% higher than the average balance for 2012. Noninterest expenses for the Wealth Management Services segment totaled $21.8 million for 2013, up by $915 thousand, or 4%, from 2012, largely due to an increase in salaries and employee benefit costs.

Comparison of 2012 with 2011
The Commercial Banking segment reported net income of $28.5 million in 2012, an increase of $5.3 million, or 23%, from 2011. Commercial Banking net interest income for 2012 increased by $3.5 million, or 5%, from 2011, reflecting the benefit of lower funding costs, as well as growth in average loan balances.  The 2012 provision for loan losses was totaled $2.7 million, down by $2.0 million from 2011 based on trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation. Noninterest income derived from the Commercial Banking segment totaled $31.7 million for 2012, up by $9.9 million, or 46%, from 2011, primarily due to higher mortgage banking revenues. Commercial Banking noninterest expenses for 2012, increased by $7.3 million, or 13%, over 2011, reflecting increased salaries and employee benefit expenses largely due to higher levels of business development based compensation primarily in mortgage banking, and higher staffing levels to support growth.

The Wealth Management Services segment reported 2012 net income of $5.5 million, an increase of $528 thousand, or 11%, from 2011.  Noninterest income derived from the Wealth Management Services segment was $29.6 million in 2012, up by $1.3 million, or 5%, compared to 2011.  This includes an increase of $620 thousand, or 42%, in transaction-based revenues (financial planning, commissions and other service fees). Asset-based wealth management revenues totaled $27.5 million for 2012, up by $715 thousand, or 3%, over 2011. The average balance of wealth management assets for the year 2012 was 2% higher than the average balance for 2011. Noninterest expenses for the Wealth Management Services segment totaled $20.9 million for 2012, up by $485 thousand, or 2%, from 2011.

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Included in interest income are loan prepayment fees and certain other fees, such as late charges. The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

Comparison of 2013 with 2012
FTE net interest income for 2013 increased by $1.4 million, or 1%, from 2012. The net interest margin decreased by one basis point from 3.29% in 2012 to 3.28% in 2013. Included in net interest income were:

•	Loan prepayment fees and other fee income of $1.2 million and $715 thousand, respectively, for 2013 and 2012.

•
Accelerated amortization of $244 thousand in debt issuance costs, which was classified as interest expense, resulting from the redemption of $10.3 million of our junior subordinated debentures in 2013. There was no such expense incurred in 2012. See additional disclosure regarding the redemption in the section “Source of Funds”.

•	The impact of both these items on the net interest margin for 2013 and 2012 was an increase of four basis points and two basis points, respectively.

In the recent interest rate environment, market yields on new loan originations have been below the average yield of the existing loan portfolio. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, the yield on total interest-earning assets may continue to decline.

Average interest-earning assets amounted to $2.87 billion for 2013, up by 2% from the average balance in 2012.  Total average loans increased by $146.1 million, or 7%, due to growth in both the commercial and residential real estate loan portfolios.  The yield on total loans for 2013 decreased by 28 basis points from 2012, reflecting the impact of a sustained low interest rate environment on loan yields. The contribution of loan prepayment fees and other fees to the yield on total loans was five basis points and four basis points, respectively, in 2013 and 2012. Total average securities for 2013 decreased by $119.6 million, or 24%, from 2012, due primarily to principal payments received on mortgage-backed securities.  The FTE rate of return on securities for 2013 remained relatively flat compared to the prior year.

Average interest-bearing liabilities for 2013 decreased by $13.2 million, or 1%, from 2012, reflecting decreases in FHLBB advances and time deposits. The average balance of FHLBB advances for 2013 decreased by $144.3 million, or 31%, compared to 2012. See discussion regarding FHLBB advances under the section “Source of Funds.” The weighted average cost of funds for 2013 declined by 24 basis points from 2012, largely due to declines in the rate paid on time deposits.

The average balance of noninterest-bearing demand deposits for 2013 increased by $141.2 million, or 8%, compared to 2012.

Comparison of 2012 with 2011
FTE net interest income for 2012 increased by $5.8 million, or 7%, from 2011. The net interest margin increased by nine basis points from 3.20% in 2011 to 3.29% in 2012. The increase in net interest income and the improvement in the net interest margin were largely due to a reduction in funding costs and growth in average loan balances.

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

Years ended December 31,	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,286,029	$59,387	4.62	$1,177,268	$58,823	5.00	$1,063,322	$55,592	5.23
Residential real estate loans, including mortgage loans held for sale	767,450	31,752	4.14	733,178	31,974	4.36	678,697	31,447	4.63
Consumer loans	323,847	12,304	3.80	320,828	12,428	3.87	324,002	12,649	3.90
Total loans	2,377,326	103,443	4.35	2,231,274	103,225	4.63	2,066,021	99,688	4.83
Cash, federal funds sold and short-term investments	72,726	158	0.22	41,359	91	0.22	35,625	69	0.19
FHLBB stock	38,238	148	0.39	40,713	207	0.51	42,008	124	0.30
Taxable debt securities	316,440	11,008	3.48	431,024	15,359	3.56	489,210	18,704	3.82
Nontaxable debt securities	65,708	3,889	5.92	69,838	4,115	5.89	77,634	4,555	5.87
Corporate stocks	—	—	—	910	68	7.47	2,456	177	7.21
Total securities	382,148	14,897	3.90	501,772	19,542	3.89	569,300	23,436	4.12
Total interest-earning assets	2,870,438	118,646	4.13	2,815,118	123,065	4.37	2,712,954	123,317	4.55
Noninterest-earning assets	208,463			221,031			214,214
Total assets	$3,078,901			$3,036,149			$2,927,168
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$4,461	$—	—	$—	$—	—	$—	$—	—
NOW accounts	291,705	183	0.06	259,595	175	0.07	232,545	242	0.10
Money market accounts	569,534	1,749	0.31	430,262	1,078	0.25	392,002	1,051	0.27
Savings accounts	288,892	186	0.06	261,795	276	0.11	229,180	286	0.12
Time deposits	831,729	10,302	1.24	893,474	12,061	1.35	925,064	14,113	1.53
FHLBB advances	322,118	10,643	3.30	466,424	14,957	3.21	492,714	18,158	3.69
Junior subordinated debentures	27,398	1,484	5.42	32,991	1,570	4.76	32,991	1,568	4.75
Other	581	16	2.75	5,093	248	4.87	21,891	973	4.44
Total interest-bearing liabilities	2,336,418	24,563	1.05	2,349,634	30,365	1.29	2,326,387	36,391	1.56
Demand deposits	384,323			338,046			278,120
Other liabilities	47,961			55,382			42,554
Shareholders’ equity	310,199			293,087			280,107
Total liabilities and shareholders’ equity	$3,078,901			$3,036,149			$2,927,168
Net interest income		$94,083			$92,700			$86,926
Interest rate spread			3.08			3.08			2.99
Net interest margin			3.28			3.29			3.20

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2013	2012	2011
Commercial loans	$962	$569	$369
Nontaxable debt securities	1,336	1,416	1,553
Corporate stocks	—	19	49
Total	$2,298	$2,004	$1,971

Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	2013/2012			2012/2011
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Commercial loans	$5,218	($4,654)	$564	$5,759	($2,528)	$3,231
Residential real estate loans, including mortgage loans held for sale	1,445	(1,667)	(222)	2,428	(1,901)	527
Consumer loans	111	(235)	(124)	(124)	(97)	(221)
Cash, federal funds sold and short-term investments	67	—	67	11	11	22
FHLBB stock	(12)	(47)	(59)	(4)	87	83
Taxable debt securities	(4,012)	(339)	(4,351)	(2,127)	(1,217)	(3,344)
Nontaxable debt securities	(247)	21	(226)	(456)	16	(440)
Corporate stocks	(34)	(34)	(68)	(115)	5	(110)
Total interest income	2,536	(6,955)	(4,419)	5,372	(5,624)	(252)
Interest on interest-bearing liabilities:
NOW accounts	28	(20)	8	20	(87)	(67)
Money market accounts	385	286	671	104	(77)	27
Savings accounts	32	(122)	(90)	23	(33)	(10)
Time deposits	(807)	(952)	(1,759)	(462)	(1,590)	(2,052)
FHLBB advances	(4,724)	411	(4,313)	(931)	(2,270)	(3,201)
Junior subordinated debentures	(287)	201	(86)	—	2	2
Other	(156)	(77)	(233)	(811)	86	(725)
Total interest expense	(5,529)	(273)	(5,802)	(2,057)	(3,969)	(6,026)
Net interest income	$8,065	($6,682)	$1,383	$7,429	($1,655)	$5,774

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

Based on our analysis of trends in asset quality and credit quality indicators, the provision for loan losses charged to earnings amounted to $2.4 million in 2013, compared to $2.7 million in 2012 and $4.7 million in 2011. Net charge-offs were $5.4 million, or 0.23% of average loans, in 2013 and included a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan. Net charge-offs were $1.6 million, or 0.07% of average loans, in 2012 and $3.5 million, or 0.17% of average loans, in 2011.

The allowance for loan losses was $27.9 million, or 1.13% of total loans, at December 31, 2013, compared to $30.9 million, or 1.35% of total loans, at December 31, 2012.  The decline reflects charge-offs, a decrease in specific reserves on impaired loans and a decrease in estimated loss exposure on loans collectively evaluated for impairment, as evidenced by improvement in commercial loan portfolio credit quality indicators. See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)				2013/2012		2012/2011
	Years Ended December 31,			Change		Change
	2013	2012	2011	$	%	$	%
Noninterest income:
Wealth management revenues	$31,825	$29,641	$28,306	$2,184	7%	$1,335	5%
Service charges on deposit accounts	3,256	3,193	3,455	63	2	(262)	(8)
Merchant processing fees	10,220	10,159	9,905	61	1	254	3
Card interchange fees	2,788	2,480	2,249	308	12	231	10
Income from bank-owned life insurance	1,850	2,448	1,939	(598)	(24)	509	26
Net gains on loan sales and commissions on loans originated for others	13,085	14,092	5,074	(1,007)	(7)	9,018	178
Net realized gains on securities	—	1,223	698	(1,223)	(100)	525	75
Net gains on interest rate swap contracts	951	255	6	696	273	249	4,150
Equity in earnings (losses) of unconsolidated subsidiaries	(107)	196	(213)	(303)	(155)	409	192
Other income	1,701	1,748	1,536	(47)	(3)	212	14
Noninterest income, excluding other-than-temporary impairment losses	65,569	65,435	52,955	134	—	12,480	24
Total other-than-temporary impairment losses on securities	(294)	(28)	(54)	(266)	(950)	26	48
Portion of loss recognized in other comprehensive income (before taxes)	(3,195)	(193)	(137)	(3,002)	(1,555)	(56)	(41)
Net impairment losses recognized in earnings	(3,489)	(221)	(191)	(3,268)	(1,479)	(30)	(16)
Total noninterest income	$62,080	$65,214	$52,764	($3,134)	(5)%	$12,450	24%

Comparison of 2013 with 2012
Revenue from wealth management services is our largest source of noninterest income. A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees and mutual fund fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)				2013/2012		2012/2011
	Years Ended December 31,			Change		Change
	2013	2012	2011	$	%	$	%
Wealth management revenues:
Trust and investment management fees	$25,224	$23,465	$22,532	$1,759	7%	$933	4%
Mutual fund fees	4,278	4,069	4,287	209	5	(218)	(5)
Asset-based revenues	29,502	27,534	26,819	1,968	7	715	3
Transaction-based revenues	2,323	2,107	1,487	216	10	620	42
Total wealth management revenues	$31,825	$29,641	$28,306	$2,184	7%	$1,335	5%
The following table presents the changes in wealth management assets under administration for the years indicated:

(Dollars in thousands)	2013	2012	2011
Balance at the beginning of year	$4,199,640	$3,900,061	$3,967,207
Net investment appreciation (depreciation) & income	632,681	315,799	(12,324)
Net client cash flows	(50,363)	(16,220)	(47,412)
Other (1)	—	—	(7,410)
Balance at the end of year	$4,781,958	$4,199,640	$3,900,061

(1)
Represents declassifications of largely low-fee paying assets from assets under administration due to a change in the scope and/or frequency of services provided by Washington Trust. The impact of this change on wealth management revenues was minimal.

Wealth management revenues for 2013 were $31.8 million, up by $2.2 million, or 7%, from 2012.  Asset-based wealth management revenues totaled $29.5 million for 2013, up by $1.8 million, or 7%, over 2012. Wealth management assets under administration amounted to $4.78 billion at December 31, 2013, up by $582.3 million, or 14%, from 2012 largely reflecting net investment appreciation and income. The average balance of assets under administration for 2013 was 9% higher than 2012. Transaction-based revenues were $2.3 million for 2013, up by $216 thousand, or 10%, from 2012, largely due to an increase in insurance commission income.

Merchant processing fee revenue represents charges to merchants for credit card transactions processed. Merchant processing fees increased by $61 thousand, or 1%, over 2012, reflecting modest increases in the volume of transactions processed for customers. See the discussion below regarding a corresponding increase in merchant processing costs under the caption “Noninterest Expense.” In addition, see additional disclosure regarding the March 2014 sale of the merchant processing service business line in the “Overview” section under the heading “Subsequent Event.”

Card interchange fees represent fee income related to debit card transactions. Card interchange fees for 2013 increased by $308 thousand, or 12%, from 2012, largely reflecting increased transaction volume.

Income from BOLI in 2013 amounted to $1.9 million, a decrease of $598 thousand, or 24%, from 2012. This decrease was due to a non-taxable gain of $528 thousand resulting from the receipt of tax-exempt life insurance proceeds in the third quarter of 2012.

Mortgage banking revenues totaled $13.1 million in 2013, down by $1.0 million, or 7%, from 2012, largely reflecting declines in refinancing and sales activity due to increased market interest rates. Also included in mortgage banking revenues in 2013 was a gain of $977 thousand recognized on the sale of $48.7 million of residential mortgage portfolio loans that had a weighted average rate of 3.94% and a weighted average contractual maturity of 24 years. Included in this portfolio loans sale gain was $456 thousand attributable to mortgage servicing rights retained. The primary purpose of the portfolio loan sale was to reduce the interest rate exposure associated with holding longer term fixed rate assets in a rising rate environment. We do not have a practice of selling loans from portfolio and except for this sale, we have not sold any packages of loans from our portfolio in many years.

There were no net realized gains on securities in 2013, compared to $1.2 million for 2012. The gains in 2012 were primarily recognized on the sale of mortgage backed securities associated with balance sheet management transactions executed in 2012.

Net gains on interest rate swap contracts for the year ended December 31, 2013, totaled $951 thousand compared to $255 thousand in 2012. The increase was largely due to new customer-related interest rate swap contracts executed in 2013.

Equity in losses of unconsolidated subsidiaries (primarily generated by two real estate limited partnerships) amounted to $107 thousand in 2013 compared to equity in earnings of $196 thousand in 2012. Washington Trust has investments in two real estate limited partnerships that renovate, own and operate two low-income housing complexes. These investments are accounted for under the equity method of accounting and tax credits generated by the partnerships are recorded as a reduction of income tax expense.

For 2013 and 2012, total OTTI losses recognized in earnings on investment securities totaled $3.5 million and $221 thousand, respectively. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Comparison of 2012 with 2011
Wealth management revenues for 2012 were $29.6 million, up by $1.3 million, or 5%, from 2011.  This includes an increase of $620 thousand, or 42%, in transaction-based revenues (financial planning, commissions and other service fees). Asset-based wealth management revenues totaled $27.5 million for 2012, up by $715 thousand, or 3%, over 2011. Wealth management assets under administration amounted to $4.2 billion at December 31, 2012, up by $299.6 million, or 8%, from the balance at December 31, 2011, largely reflecting net investment appreciation and income resulting from favorable conditions in the financial markets. The end of period balance of wealth management assets at December 31, 2012 was 8% higher than the end of period balance at December 31, 2011 and the average balance of wealth management assets for the year ended December 31, 2012 was 2% higher than the average balance for 2011.

Service charges on deposit accounts totaled $3.2 million in 2012, compared to $3.5 million in 2011. This decline of $262 thousand, or 8%, reflected the competitive environment and its impact on deposit product pricing.

Merchant processing fee revenue increased by $254 thousand, or 3%, over 2011, reflecting increases in the volume of transactions processed for existing and new customers. This increase was partially offset by the impact of fourth quarter 2011 regulatory changes, which reduced fees on all debit cards issued by certain regulated banks, resulting in a modest decline in merchant processing fee revenue and a corresponding decline in merchant processing expenses.

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

Mortgage banking revenues totaled $14.1 million in 2012, up by $9.0 million, or 178%, from 2011, reflecting strong refinancing and sales activity in response to sustained low market rates of interest and origination volume growth in our residential mortgage lending offices.

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

For 2012, equity in earnings of unconsolidated subsidiaries (primarily generated by two real estate limited partnerships) amounted to $196 thousand compared to losses of $213 thousand in 2011.

Other noninterest income totaled $1.7 million in 2012, up by $212 thousand, or 14%, from 2011. Included in other noninterest income were gains on the sale of bank property of $348 thousand and $203 thousand, which were recognized during the second quarters of 2012 and 2011, respectively.

For 2012 and 2011, OTTI losses recognized in earnings on investment securities totaled $221 thousand and $191 thousand, respectively. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)				2013/2012		2012/2011
	Years Ended December 31,			Change		Change
	2013	2012	2011	$	%	$	%
Noninterest expense:
Salaries and employee benefits	$60,052	$59,786	$51,095	$266	—%	$8,691	17%
Net occupancy	5,769	6,039	5,295	(270)	(4)	744	14
Equipment	4,847	4,640	4,344	207	4	296	7
Merchant processing costs	8,682	8,593	8,560	89	1	33	—
Outsourced services	3,662	3,560	3,530	102	3	30	1
Legal, audit and professional fees	2,330	2,240	1,927	90	4	313	16
FDIC deposit insurance costs	1,761	1,730	2,043	31	2	(313)	(15)
Advertising and promotion	1,464	1,730	1,819	(266)	(15)	(89)	(5)
Amortization of intangibles	680	728	951	(48)	(7)	(223)	(23)
Foreclosed property costs	258	762	878	(504)	(66)	(116)	(13)
Debt prepayment penalties	1,125	3,908	694	(2,783)	(71)	3,214	463
Other	8,155	8,622	9,237	(467)	(5)	(615)	(7)
Total noninterest expense	$98,785	$102,338	$90,373	($3,553)	(3)%	$11,965	13%

Comparison of 2013 with 2012
For 2013, salaries and employee benefit expense, the largest component of noninterest expense, totaled $60.1 million, up modestly by $266 thousand from 2012. Included in salaries and employee benefit expense were severance related costs of $648 thousand and $75 thousand, respectively, in 2013 and 2012. Excluding the impact of severance related costs, salaries and employee benefit expense declined by $307 thousand, or 1%. This decline reflected decreases in transaction-based compensation in the mortgage banking area resulting from declines in mortgage mortgage refinancing activity; a reduction in defined benefit pension costs; which were offset, in part, by increases in business development commission expense in our wealth management area.

Net occupancy expense for 2013 decreased by $270 thousand, or 4%, compared to 2012, largely reflecting declines in repairs and maintenance and depreciation expense.

Equipment expenses increased by $207 thousand, or 4%, in 2013, largely due to additional investments in technology.

Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions. Merchant processing costs totaled $8.7 million in 2013, up modestly from the $8.6 million in 2012. See the discussion above regarding a corresponding increase in merchant processing fees under the caption “Noninterest Income.” In addition, see additional disclosure regarding the March 2014 sale of the merchant processing service business line in the “Overview” section under the heading “Subsequent Event.”

Outsourced services totaled $3.7 million in 2013, up by $102 thousand, or 3%, from 2012, reflecting an increase in third party card processing services due to increased transaction volume.

For 2013, legal, audit and professional fees totaled $2.3 million, up by $90 thousand, or 4%, from 2012, largely due to various consulting projects throughout 2013.

Advertising and promotion costs amounted to $1.5 million in 2013, down by $266 thousand, or 15%, from 2012, reflecting management’s discretion over this category.

Amortization of intangibles amounted to $680 thousand in 2013 and $728 thousand in 2012. See Note 8 to the Consolidated Financial Statements for additional information on intangible assets.

Foreclosed property costs amounted to $258 thousand in 2012, down by $504 thousand, or 66%, from 2012, reflecting declines in foreclosure activity.

The prepayment of FHLBB advances associated with certain balance sheet management transactions executed in 2013 and 2012 resulted in debt prepayment penalty expense of $1.1 million in 2013 and $3.9 million in 2012. See additional discussion regarding FHLBB advances under the section “Sources of Funds.”

Other noninterest expenses amounted to $8.2 million in 2013, down by $467 thousand, or 5%, from 2012, largely due to decreases in telephone line costs resulting from changes in technology infrastructure implemented at the beginning of 2013, as well as a decline in credit and collection costs. Included in other noninterest expenses in 2013 and 2012 was the cost of Washington Trust’s annual contribution to its charitable foundation, which amounted to $400 thousand in each year.

Comparison of 2012 with 2011
For 2012, salaries and employee benefit expense totaled $59.8 million, up by $8.7 million, or 17%, from 2011. This increase reflected higher levels of business development based compensation primarily in mortgage banking, higher staffing levels to support growth, higher defined benefit pension costs primarily due to a lower discount rate in 2012 compared to 2011 and, to a lesser extent, an increase in stock-based compensation expense due to current year award grants.

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

Merchant processing costs totaled $8.6 million in both 2012 and 2011, as lower third-party processing rates offset transaction volume-related cost increases. See discussion on merchant processing fees under the caption “Noninterest Income” above.

FDIC deposit insurance costs for 2012 amounted to $1.7 million, down by $313 thousand, or 15%, from 2011, reflecting lower assessment rates and a statutory change in the calculation method that was effective for the second quarter of 2011.

For 2012, legal, audit and professional fees totaled $2.2 million, up by $313 thousand, or 16%, from 2011 largely due to costs incurred in connection with the formation of a mortgage banking subsidiary of the Bank.

Amortization of intangibles amounted to $728 thousand in 2012 and $951 thousand in 2011. See Note 8 to the Consolidated Financial Statements for additional information on intangible assets.

Foreclosed property costs amounted to $762 thousand in 2012, down by $116 thousand, or 13%, from 2011, largely due to a decrease in the number of properties held as of December 31, 2012 compared to the prior year.

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

Income Taxes
Income tax expense for 2013, 2012 and 2011 totaled $16.5 million, $15.8 million and $12.9 million, respectively.  The effective tax rates for the years ended December 31, 2013, 2012 and 2011 were 31.4%, 31.1% and 30.3%, respectively.  The increase in the effective tax rate reflected a higher proportion of taxable income to pre-tax book income.  The effective tax rates differed from the federal rate of 35.0% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

The Corporation’s net deferred tax asset amounted to $12.8 million at December 31, 2013, down from $19.9 million at December 31, 2012.  This decline in 2013 largely reflected a reduction in the deferred tax asset related to defined benefit pension obligations. See Note 15 to the Consolidated Financial Statements for additional disclosure regarding the 2013 amendment of the Corporation’s defined benefit pension plans.

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences, carryback to taxable income in prior years or by offsetting projected future taxable income.  See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition
Summary
Total assets amounted to $3.19 billion at December 31, 2013, an increase of $117.0 million, or 4%, from the end of 2012, largely due to growth in loans.  Total loans amounted to $2.46 billion, or 77% of total assets, at December 31, 2013. In 2013, total loans increased by $168.9 million, or 7%, due to growth in the commercial loan and residential real estate loan portfolios.

Nonperforming assets as a percentage of total assets amounted to 0.62% and 0.83%, respectively, at December 31, 2013 and 2012. The decline in this ratio largely reflects charge-offs and payoffs on commercial loans. While overall credit quality continues to be affected by relatively weak economic conditions, we experienced improvements in many of our asset and credit quality indicators.

Total liabilities increased by $83.0 million, or 3%, from December 31, 2012, largely due to deposit growth of $192.7 million, or 8%, offset, in part, by reductions in FHLBB advances of $73.1 million, or 20%.

Shareholders’ equity totaled $329.6 million at December 31, 2013, up by $34.0 million from December 31, 2012.  Capital levels continue to exceed the the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 13.29% at December 31, 2013, compared to 13.26% at December 31, 2012.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2013 and 2012, the Corporation did not make any adjustments to the prices provided by the pricing service.

Generally, our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets. Our Level 2 financial instruments consist primarily of available for sale debt securities.

See Notes 4 and 14 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$55,115	14%	$31,670	8%	$32,833	6%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	238,355	61	231,233	62	389,658	72
States and political subdivisions	62,859	16	72,620	19	79,493	15
Trust preferred securities:
Individual name issuers	24,684	6	24,751	7	22,396	4
Collateralized debt obligations	547	—	843	—	887	—
Corporate bonds	11,343	3	14,381	4	14,282	3
Perpetual preferred stocks	—	—	—	—	1,704	—
Total securities available for sale	$392,903	100%	$375,498	100%	$541,253	100%

(Dollars in thousands)
December 31,	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$29,905	100%	$40,381	100%	$52,139	100%
Total securities held to maturity	$29,905	100%	$40,381	100%	$52,139	100%

As of December 31, 2013, the securities portfolio totaled $422.8 million, up by $6.9 million from December 31, 2012, reflecting $117.3 million in purchases of mortgage-backed securities and U.S. government agency debt securities, mostly offset by maturities and principal payments received on mortgage-backed securities. The majority of the purchases were made during the third quarter of 2013 to redeploy the excess liquidity from deposit growth, add to on balance sheet liquidity and to provide a source of collateralization for public and institutional deposits. See additional disclosure regarding investment activities in the Corporation’s Consolidated Statements of Cash Flows.

The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. Government agencies or U.S. Government-sponsored enterprises.

At December 31, 2013 and 2012, the net unrealized gain position on securities available for sale and held to maturity amounted to $5.0 million and $13.1 million, respectively, and included gross unrealized losses of $6.6 million and $9.1 million, respectively, as of December 31, 2013 and 2012.  Nearly all of these gross unrealized losses were concentrated in variable rate trust preferred securities issued by financial services companies.

State and Political Subdivision Holdings
The carrying amount of state and political subdivision holdings included in our securities portfolio at December 31, 2013 totaled $62.9 million. The following table presents state and political subdivision holdings by geographic location:

(Dollars in thousands)
December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New Jersey	$30,861	$1,302	$—	$32,163
New York	10,600	399	—	10,999
Pennsylvania	6,520	186	—	6,706
Illinois	7,314	135	—	7,449
Other	5,365	177	—	5,542
Total	$60,660	$2,199	$—	$62,859

The following table presents state and political subdivision holdings by category:

(Dollars in thousands)
December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
General obligations	$54,516	$2,030	$—	$56,546
Revenue obligations (a)	6,144	169	—	6,313
Total	$60,660	$2,199	$—	$62,859

(a)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of seven individual name issuers in the financial industry.  The following table presents information concerning the named issuers.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Issuer Trust Preferred Securities

(Dollars in thousands)	December 31, 2013				Credit Ratings
Named Issuer		Amortized Cost	Fair Value	Unrealized Loss	December 31, 2013		Form 10-K Filing Date
(parent holding company)	(a)				Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,756	$7,550	($2,206)	Baa2	BBB	Baa2	BBB
Bank of America Corporation	3	5,761	4,641	(1,120)	Ba1	BB+	Ba1	BB+	(b)
Wells Fargo & Company	2	5,135	4,253	(882)	A3/Baa1	A-/BBB+	A3/Baa1	A-/BBB+
SunTrust Banks, Inc.	1	4,172	3,360	(812)	Baa3	BB+	Baa3	BB+	(b)
Northern Trust Corporation	1	1,984	1,660	(324)	Baa1	A-	Baa1	A-
State Street Corporation	1	1,974	1,600	(374)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,933	1,620	(313)	Baa3	BB+	Baa3	BB+	(b)
Totals	11	$30,715	$24,684	($6,031)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment. We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums. Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report. We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report. Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed. Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports. This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations. Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments. Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Further deterioration in credit quality of the underlying issuers of the securities, further deterioration in the condition of the financial services industry, a continuation or worsening of the current economic environment, or additional declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods, and the Corporation may incur write-downs.

Pooled Trust Preferred Obligations
Washington Trust had invested in two pooled trust preferred securities, Tropic CDO 1, tranche A4L (“Tropic”) and PreTSL XXV, tranche C1 (“PreTSL”).

On March 22, 2013, the trustee for the Tropic security issued a notice that liquidation of the CDO entity would take place at the direction of holders of the CDO tranches senior to the subordinate tranche interest held by Washington Trust. Accordingly, Washington Trust recognized an OTTI charge in the first quarter of 2013 on the entire $2.8 million carrying value of this security, based on the expectation that proceeds from the liquidation would be insufficient to satisfy the amount owed to the subordinate tranche. The liquidation was conducted in August 2013 and was insufficient to satisfy any amount owed on the subordinate tranche.

In December 2013, Washington Trust changed its intent to hold its investment in the PreTSL until recovery of its cost basis and subsequently sold this security in January 2014. As a result, Washington Trust recognized an OTTI loss of $717 thousand on the PreTSL in December 2013. The amortized cost and fair value of the PreTSL amounted to $547 thousand at December 31, 2013, which equaled the January 2014 sales price.

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

(Dollars in thousands)
Years ended December 31,	2013	2012	2011
Pooled trust preferred securities
Tropic CDO 1, tranche A4L	$2,772	$221	$171
Preferred Term Securities [PreTSL] XXV, tranche C1	717	—	20
Other-than-temporary impairment losses recognized in earnings	$3,489	$221	$191

Investment in Bank-Owned Life Insurance (“BOLI”)
BOLI amounted to $56.7 million and $54.8 million at December 31, 2013 and 2012, respectively.  BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A3” or better by Moody’s at December 31, 2013.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Loans
Total loans amounted to $2.5 billion at December 31, 2013.  In 2013, loans grew by $168.9 million, or 7%, with increases of $110.9 million in the commercial loan portfolio, $55.0 million in the residential real estate portfolio and $3.0 million in consumer loans.

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Mortgages (1)	$796,249	32%	$710,813	31%	$624,813	29%	$518,623	26%	$496,996	26%
Construction & development	36,289	1%	27,842	1%	10,955	1%	47,335	2%	72,293	4%
Other (2)	530,797	22%	513,764	23%	488,860	22%	461,107	23%	415,261	21%
Total commercial	1,363,335	55%	1,252,419	55%	1,124,628	52%	1,027,065	51%	984,550	51%
Residential real estate:
Mortgages	749,163	30%	692,798	30%	678,582	32%	634,739	31%	593,981	31%
Homeowner construction	23,511	1%	24,883	1%	21,832	1%	10,281	1%	11,594	1%
Total residential real estate	772,674	31%	717,681	31%	700,414	33%	645,020	32%	605,575	32%
Consumer:
Home equity lines	231,362	9%	226,861	10%	223,430	10%	218,288	11%	209,801	11%
Home equity loans	40,212	2%	39,329	2%	43,121	2%	50,624	3%	62,430	3%
Other (3)	55,301	3%	57,713	2%	55,566	3%	54,641	3%	57,312	3%
Total consumer loans	326,875	14%	323,903	14%	322,117	15%	323,553	17%	329,543	17%
Total loans	$2,462,884	100%	$2,294,003	100%	$2,147,159	100%	$1,995,638	100%	$1,919,668	100%

(1)	Amortizing mortgages and lines of credit, primarily secured by income producing property.

(2)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)	Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2013 follows:

(Dollars in thousands)	Commercial			Residential Real Estate
	Mortgages	Construction	Other	Mortgages	Homeowner Construction (1)	Consumer	Total
Amounts due in:
One year or less	$97,479	$8,372	$125,303	$23,810	$456	$8,652	$264,072
After one year to five years	417,514	14,607	243,158	103,220	3,827	36,129	818,455
After five years	281,256	13,310	162,336	622,133	19,228	282,094	1,380,357
Total	$796,249	$36,289	$530,797	$749,163	$23,511	$326,875	$2,462,884

Interest rate terms on amounts due after one year:
Predetermined rates	$295,059	$732	$275,268	$332,032	$20,573	$74,710	$998,374
Floating or adjustable rates	403,711	27,185	130,226	393,321	2,482	243,513	1,200,438

(1)	Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $832.5 million at December 31, 2013, an increase of $93.9 million, or 13%, from the $738.7 million balance at December 31, 2012.  Included in these amounts were commercial construction loans of $36.3 million and $27.8 million, respectively. The growth in commercial real estate loans was in large part due to enhanced business cultivation efforts with new and existing borrowers.

Commercial real estate loans are secured by a variety of property types, with approximately 82% of the total at December 31, 2013 composed of office buildings, retail facilities, commercial mixed use, lodging, multi-family dwellings and industrial & warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	December 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$791,682	95%	$707,068	96%
New York, New Jersey	32,126	4%	22,081	3%
New Hampshire	8,730	1%	9,290	1%
Other	—	—%	216	—%
Total	$832,538	100%	$738,655	100%

Other Commercial Loans
Commercial and industrial loans amounted to $530.8 million at December 31, 2013, an increase of $17.0 million, or 3.3%, from December 31, 2012, reflecting growth in owner occupied and other real estate loans.  This portfolio includes loans to a variety of business types.  Approximately 78% of the total is composed of owner occupied and other real estate, health care/social assistance, retail trade, manufacturing, public administration, accommodation and food services, entertainment and recreation, construction businesses and wholesale trade businesses.

Residential Real Estate Loans
Residential real estate loans amounted to $772.7 million at December 31, 2013, an increase of $55.0 million from December 31, 2012.  See discussion regarding the September 2013 sale of $48.7 million of residential mortgage portfolio loans in the “Results of Operations” section under the caption “Noninterest Income.”

Washington Trust originates residential real estate mortgages within our general market area of southern New England for portfolio and for sale in the secondary market. In recent years, the mortgage origination business has been expanded beyond our bank branch network,which is primarily located in Rhode Island, through the addition of residential mortgage lending offices in Massachusetts and Connecticut. This expansion has allowed us to originate a higher volume of residential real estate mortgages. In 2013, approximately 55% of our mortgage origination volume was generated by our offices outside of Rhode Island. We also originate residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  Total residential real estate loan originations for retention in portfolio were $303.4 million and $210.8 million, respectively, for 2013 and 2012. Total residential real estate loan originations for sale to the secondary market, including loans originated in a broker capacity and excluding the September 2013 portfolio loan sale, were $426.9 million and $571.4 million, respectively, for 2013 and 2012. Origination volume declined in 2013, reflecting declines in refinancing activity due to increased market interest rates.

Loans are sold with servicing retained or released.  During 2012, we began to retain servicing on a higher proportion of loans sold to the secondary market. In general, loans sold with the retention of servicing yield a larger gain on sale due to the capitalization of servicing rights, which are subsequently amortized over the estimated period of servicing. The net balance of capitalized servicing rights has increased from $765 thousand at December 31, 2011 to $2.7 million at December 31, 2013.

When selling a residential real estate mortgage loan or acting as originating agent on behalf of a third party, Washington Trust generally makes various representations and warranties. As such, we may be required to either repurchase the residential real estate mortgage loan (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify (“make-whole”) the investor for its losses if the representations and warranties were breached. The unpaid principal balance of loans repurchased due to representation and warranty claims as of December 31, 2013 was $682 thousand, compared to $843 thousand at December 31, 2012. In 2013 and 2012, rebates of premiums for loans sold that were paid off within a contractually agreed upon of period of time were insignificant. Washington Trust has recorded a reserve for premium recapture and the obligation to repurchase previously sold residential mortgage loans. The reserve balance amounted to $275 thousand and $250 thousand, respectively, at December 31, 2013 and 2012, and is included in other liabilities in the Consolidated Balance Sheets. For 2013 and 2012, the provision for loan repurchases and premium recapture exposure totaled $55 thousand and $201 thousand, respectively. The provision was recorded as a reduction of net gains on loan sales and commissions on loans originated for others.

Prior to March 2009, Washington Trust had periodically purchased one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $42.6 million and $56.0 million, respectively, as of December 31, 2013 and 2012.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	December 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$751,932	97.3%	$697,814	97.2%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	6,972	0.9%	9,591	1.3%
New Hampshire	7,900	1.0%	3,903	0.5%
Ohio	2,509	0.3%	2,953	0.4%
Washington, Oregon	1,356	0.2%	1,379	0.2%
Georgia	1,083	0.1%	1,101	0.2%
New Mexico	468	0.1%	476	0.1%
Other	454	0.1%	464	0.1%
Total	$772,674	100.0%	$717,681	100.0%

Consumer Loans
Consumer loans amounted to $326.9 million at December 31, 2013, up $3.0 million from December 31, 2012.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at December 31, 2013.  The Bank estimates that approximately 69% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the allowance for loan losses.  These committees report the results of their respective oversight functions to the Bank’s Board of Directors.  In addition, the Board reviews information concerning asset quality measurements and trends on a monthly basis.

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)
December 31,	2013	2012	2011	2010	2009
Nonaccrual loans:
Commercial mortgages	$7,492	$10,681	$5,709	$6,624	$11,588
Commercial construction and development	—	—	—	—	—
Other commercial	1,291	4,412	3,708	5,259	9,075
Residential real estate	8,315	6,158	10,614	6,414	6,038
Consumer	1,204	1,292	1,206	213	769
Total nonaccrual loans	18,302	22,543	21,237	18,510	27,470
Nonaccrual investment securities	547	843	887	806	1,065
Property acquired through foreclosure or repossession, net	932	2,047	2,647	3,644	1,974
Total nonperforming assets	$19,781	$25,433	$24,771	$22,960	$30,509
Nonperforming assets to total assets	0.62%	0.83%	0.81%	0.79%	1.06%
Nonaccrual loans to total loans	0.74%	0.98%	0.99%	0.93%	1.43%
Total past due loans to total loans	0.89%	1.22%	1.22%	1.27%	1.64%
Accruing loans 90 days or more past due	$—	$—	$—	$—	$—

Nonperforming assets totaled $19.8 million, or 0.62% of total assets, at December 31, 2013 compared to $25.4 million, or 0.83% of total assets, at December 31, 2012. This decrease in nonperforming assets reflects charge-offs and payoffs on commercial loans, as well as dispositions of properties acquired through foreclosure in 2013.

Nonaccrual loans totaled $18.3 million at December 31, 2013, down by $4.2 million in 2013. Property acquired through foreclosure or repossession amounted to $932 thousand at December 31, 2013, compared to $2.0 million at the end of 2012.  The balance at December 31, 2013 consisted of five commercial properties and three residential properties. Nonaccrual investment securities at December 31, 2013 and 2012 were comprised of our pooled trust preferred securities.  See additional information herein under the caption “Securities.”

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more past due with respect to principal and/or interest or sooner if considered appropriate by management.  Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  Interest previously accrued, but uncollected, is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income, depending on management’s assessment of the ultimate collectibility of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

During 2013, the Corporation made no significant changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2013.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1.8 million, $1.8 million and $1.7 million in 2013, 2012 and 2011, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $400 thousand, $679 thousand and $505 thousand in 2013, 2012 and 2011, respectively.

(Dollars in thousands)	December 31, 2013				December 31, 2012
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Mortgages	$7,492	$—	$7,492	0.94%	$10,300	$381	$10,681	1.50%
Construction and development	—	—	—	—	—	—	—	—
Other commercial	731	560	1,291	0.24%	3,647	765	4,412	0.86%
Residential real estate mortgages	5,633	2,682	8,315	1.08%	3,658	2,500	6,158	0.86%
Consumer	656	548	1,204	0.37%	844	448	1,292	0.40%
Total nonaccrual loans	$14,512	$3,790	$18,302	0.74%	$18,449	$4,094	$22,543	0.98%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

Nonaccrual commercial mortgage loans decreased by $3.2 million in 2013. As of December 31, 2013, 85% of the $7.5 million balance of nonaccrual commercial mortgage loans consisted of two relationships. The December 31, 2013 balance of nonaccrual commercial mortgage loans was net of charge-offs of $1.5 million and has a remaining loss allocation of $403 thousand.  All of the nonaccrual commercial mortgage loans were located in Rhode Island and Connecticut.

The largest nonaccrual relationship in the commercial mortgage category totaled $4.7 million at December 31, 2013, down from $5.9 million at December 31, 2012, due to a payoff received in the second quarter of 2013 on one of the loans in this relationship. This relationship is secured by several properties, including office, light industrial and retail space and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $259 thousand loss allocation on this relationship was deemed necessary at December 31, 2013. The Bank has additional accruing residential mortgage loans, which are related to this borrower by common guarantor, totaling $822 thousand at December 31, 2013. These additional loans have performed in accordance with terms of the loans and were not past due as of December 31, 2013. The second largest nonaccrual relationship in the commercial mortgage category totaled $1.7 million and is secured by an office building.  This loan is collateral dependent and based on the fair value of the underlying collateral, inclusive of guarantees, a $100 thousand loss allocation on this relationship was deemed necessary at December 31, 2013.

During 2013, a $4.0 million charge-off was recognized on a commercial mortgage loan that had a carrying value of $5.1 million at December 31, 2012. This loan was secured by a distribution facility and was considered collateral dependent.

It had been identified as a potential problem loan prior to 2013 and was placed on nonaccrual status in the first quarter of 2013. This loan was paid off in the fourth quarter of 2013, resulting in a recovery of $143 thousand.

Other commercial loans (commercial and industrial loans) in nonaccrual status amounted to $1.3 million at December 31, 2013, down by a net $3.1 million from December 31, 2012, reflecting the payoff of $2.0 million received in the second quarter of 2013 on a commercial and industrial loan relationship.  The loss allocation on the balance of commercial and industrial loans in nonaccrual status at December 31, 2013 was $456 thousand.

Nonaccrual residential real estate loans increased by $2.2 million from the balance at the end of 2012.  Management believes that the increase in 2013 is partly due to the lengthening of time to resolve problem credits, including foreclosure efforts, resulting from a higher level of regulatory and judicial requirements. As of December 31, 2013, the $8.3 million balance of nonaccrual residential real estate loans included 34 loans with $7.9 million located in Rhode Island and Massachusetts.  The loss allocation on total nonaccrual residential real estate loans was $1.4 million at December 31, 2013.  Included in total nonaccrual residential real estate loans at December 31, 2013 were 16 loans purchased for portfolio and serviced by others amounting to $3.6 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)
December 31,	2013		2012
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$7,492	0.94%	$11,081	1.56%
Construction and development	—	—%	—	—%
Other commercial	1,309	0.25%	4,203	0.82%
Residential real estate	10,958	1.42%	10,449	1.46%
Consumer	2,144	0.66%	2,363	0.73%
Total past due loans	$21,903	0.89%	$28,096	1.22%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2013, total past due loans amounted to $21.9 million, or 0.89% of total loans, down by $6.2 million from December 31, 2012.

Included in past due loans as of December 31, 2013 were nonaccrual loans of $15.6 million.  All loans 90 days or more past due at December 31, 2013 and 2012 were classified as nonaccrual.

The decrease in total delinquencies in 2013 was concentrated in commercial loan delinquencies and was largely attributable to the paydowns and payoffs on the largest nonaccrual commercial relationships described above under the caption “Nonaccrual Loans.”

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

As of December 31, 2013, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The amounts below do not include insignificant amounts of accrued interest on accruing troubled debt restructured loans. See Note 5 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)
December 31,	2013	2012	2011	2010	2009
Accruing troubled debt restructured loans:
Commercial real estate	$22,800	$9,569	$6,389	$11,736	$5,566
Other commercial	1,265	6,577	6,625	4,594	540
Residential real estate	1,442	1,123	1,481	2,863	2,736
Consumer	236	154	171	509	858
Accruing troubled debt restructured loans	25,743	17,423	14,666	19,702	9,700
Nonaccrual troubled debt restructured loans:
Commercial real estate	—	—	91	1,302	—
Other commercial	542	2,063	2,154	431	228
Residential real estate	—	688	2,615	948	336
Consumer	38	44	106	41	45
Nonaccrual troubled debt restructured loans	580	2,795	4,966	2,722	609
Total troubled debt restructured loans	$26,323	$20,218	$19,632	$22,424	$10,309

As of December 31, 2013, loans classified as troubled debt restructurings totaled $26.3 million, up by $6.1 million from the balance at December 31, 2012. As of December 31, 2013, 85% of the troubled debt restructured loans consisted of three relationships.

The largest troubled debt restructured relationship at December 31, 2013 consisted of an accruing commercial mortgage relationship with a carrying value of $9.5 million, secured by mixed use properties. The restructuring took place in the second quarter of 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. At December 31, 2013, the second largest troubled debt restructured relationship consisted of an accruing commercial mortgage relationship with a carrying value of $8.1 million, secured by a hotel industry property. The restructuring took place in the third quarter of 2012 and included a modification of certain payment terms and a below market interest rate reduction for a temporary period on approximately $3.1 million of the total balance. In connection with this restructuring, additional collateral was also provided by the borrower during the third quarter of 2012. The third largest troubled debt restructured relationship consisted of a commercial mortgage with a carrying value of $4.9 million, secured by commercial property. The restructuring took place in the third quarter of 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. In connection with this restructuring, a principal paydown of $1.2 million was provided by the borrower during the third quarter of 2013.

During the second quarter of 2013, a payoff was received on an accruing troubled debt restructured commercial and industrial loan relationship that had a carrying value of $4.7 million at December 31, 2012.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2013 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses. The Corporation has identified approximately $931 thousand in potential problem loans at December 31, 2013, compared to $6.4 million at December 31, 2012. Included in potential problem loans at the end of 2012 was the $5.1 million commercial mortgage described above under the caption “Nonaccrual loans.” Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the level of allowance for loan losses at December 31, 2013 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, (1) identification of loss allocations for individual loans deemed to be impaired in accordance with GAAP, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar credit quality indicators, and (3) an additional unallocated allowance is maintained for measurement imprecision attributable to uncertainty in the economic environment and ever changing conditions and to reflect management’s consideration of qualitative and quantitative assessments of other environmental factors.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We analyze historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios as of the balance sheet date.  Revisions to loss allocation factors are not retroactively applied.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)
December 31,	2013	2012
Collateral dependent impaired loans (1)	$21,940	$23,359
Impaired loans measured on discounted cash flow method (2)	15,553	12,188
Total impaired loans	$37,493	$35,547

(1)	Net of partial charge-offs of $2.4 million and $2.3 million, respectively, at December 31, 2013 and 2012.

(2)	Net of partial charge-offs of $141 thousand and $92 thousand, respectively, at December 31, 2013 and 2012.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired. The loss allocation on impaired loans amounted to $1.5 million and $2.9 million, respectively, at December 31, 2013 and 2012.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

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

For 2013 and 2012, the loan loss provision totaled $2.4 million and $2.7 million, respectively.  Net charge-offs were $5.4 million, or 0.23% of average loans in 2013 and $1.6 million, or 0.07%, of average loans, in 2012.  Net charge-offs in 2013 included a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan. This loan was paid off in the fourth quarter of 2013. See additional discussion regarding this charge-off under the caption “Nonaccrual Loans.”

As of December 31, 2013, the allowance for loan losses was $27.9 million, or 1.13% of total loans, compared to $30.9 million, or 1.35% of total loans, at December 31, 2012.  The decline in the ratio of the allowance for loan losses to total loans reflects charge-offs and a decrease in specific reserves on impaired loans. The decline in this ratio also reflects a decrease in estimated loss exposure on loans collectively evaluated for impairment, as evidenced by improvement in commercial loan portfolio credit quality indicators. See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses as of the dates indicated.

(Dollars in thousands)	December 31, 2013			December 31, 2012
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$37,493	$1,481	3.95%	$35,547	$2,880	8.10%
Loans collectively evaluated for impairment	2,425,391	18,494	0.76%	2,258,456	19,700	0.87%
Unallocated	—	7,911	—	—	8,293	—
Total	$2,462,884	$27,886	1.13%	$2,294,003	$30,873	1.35%

The following table reflects the activity in the allowance for loan losses during the years presented:

(Dollars in thousands)
December 31,	2013	2012	2011	2010	2009
Balance at beginning of period	$30,873	$29,802	$28,583	$27,400	$23,725
Charge-offs:
Commercial:
Mortgages	5,213	485	960	1,284	1,615
Construction and development	—	—	—	—	—
Other	358	1,179	1,685	2,983	2,907
Residential real estate:
Mortgages	128	367	641	646	417
Homeowner construction	—	—	—	—	—
Consumer	323	304	548	489	223
Total charge-offs	6,022	2,335	3,834	5,402	5,162
Recoveries:
Commercial:
Mortgages	380	442	7	132	37
Construction and development	—	—	—	—	—
Other	153	103	311	196	251
Residential real estate:
Mortgages	3	110	4	233	28
Homeowner construction	—	—	—	—	—
Consumer	99	51	31	24	21
Total recoveries	635	706	353	585	337
Net charge-offs	5,387	1,629	3,481	4,817	4,825
Provision charged to earnings	2,400	2,700	4,700	6,000	8,500
Balance at end of period	$27,886	$30,873	$29,802	$28,583	$27,400

Net charge-offs (recoveries) to average loans	0.23%	0.07%	0.17%	0.24%	0.25%

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

(Dollars in thousands)
December 31,	2013	2012	2011	2010	2009
Commercial:
Mortgages	$6,969	$9,407	$8,195	$7,330	$7,360
% of these loans to all loans	32%	31%	29%	26%	26%

Construction and development	362	224	95	723	874
% of these loans to all loans	2%	1%	1%	2%	4%

Other	5,433	5,996	6,200	6,495	6,423
% of these loans to all loans	22%	23%	22%	23%	21%

Residential real estate:
Mortgages	4,571	4,132	4,575	4,081	3,638
% of these loans to all loans	30%	30%	32%	31%	31%

Homeowner construction	129	137	119	48	43
% of these loans to all loans	1%	1%	1%	1%	1%

Consumer	2,511	2,684	2,452	1,903	1,346
% of these loans to all loans	13%	14%	15%	17%	17%

Unallocated	7,911	8,293	8,166	8,003	7,716
Balance at end of period	$27,886	$30,873	$29,802	$28,583	$27,400
	100%	100%	100%	100%	100%

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

Washington Trust is a participant in the Insured Cash Sweep (“ICS”) program, Demand Deposit Marketplace (“DDM”) program, and the Certificate of Deposit Account Registry Service (“CDARS”) program. Washington Trust uses these deposit sweep services to place customer funds into interest-bearing demand accounts, money market accounts, and/or certificates of deposits issued by other participating banks. Customer funds are placed at one or more participating bank to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. ICS, DDM and CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out of- market brokered deposits.

Total deposits amounted to $2.51 billion at December 31, 2013, up by $192.7 million, or 8%, from December 31, 2012, with increases in lower-cost categories of deposits.  Excluding out-of-market brokered certificates of deposit, in-market deposits were up by $197.3 million, or 9%, in 2013.

Demand deposits totaled $440.8 million at December 31, 2013, up by $60.9 million, or 16%, from the balance at December 31, 2012, largely due to new commercial and cash management relationships.  Also included in demand deposits at December 31, 2013 were DDM reciprocal demand deposits of $11.3 million. There were no DDM reciprocal demand deposits at the end of 2012.

NOW account balances increased by $18.6 million, or 6%, and totaled $309.8 million at December 31, 2013.

During 2013, savings deposits increased by $22.4 million, or 8%, and amounted to $297.4 million at December 31, 2013. Money market accounts totaled $666.6 million at December 31, 2013, up by $170.2 million, or 34%, from December 31, 2012. Included in money market deposits were ICS reciprocal money market deposits totaling $202.4 million at December 31, 2013, up from $142.8 million at December 31, 2012.

Time deposits amounted to $790.8 million at December 31, 2013, down by $79.5 million, or 9%, from December 31, 2012.  Included in in-market time deposits were CDARS reciprocal time deposits of $157.0 million and $166.8 million, respectively, at December 31, 2013 and December 31, 2012.

Borrowings
Federal Home Loan Bank Advances
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are utilized used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $288.1 million at December 31, 2013, down by $73.1 million from the balance at the end of 2012, reflecting less need for wholesale funding due to strong deposit growth in 2013. See the additional disclosure regarding the prepayment of FHLBB advances in March 2014 in the section “Overview” under the heading “Subsequent Event.”

In connection with the Corporation’s ongoing interest rate risk management efforts, balance sheet management transactions were conducted in 2013 and 2012 that included the prepayment of Federal Home Loan Bank of Boston (“FHLBB”) advances and modifications of terms of FHLBB advances.

In 2013, FHLBB advances totaling $24.5 million with a weighted average interest rate of 2.48% and a weighted average remaining maturity of 42 months were prepaid and as a result, debt prepayment penalty expense of $1.1 million was recognized. The Corporation also modified the terms to extend the maturity dates of $72.5 million of its FHLBB advances with original maturity dates in 2015. The original weighted average interest rate was 3.68% and was revised to 3.09% with maturities ranging from 2017 to 2019.

In 2012, FHLBB advances totaling $86.2 million with a weighted average interest rate of 3.09% and a weighted average remaining maturity of 20 months were prepaid and as a result, debt prepayment penalty expense of $3.9 million was recognized. Also the terms of $113.0 million in FHLBB advances were modified, extending these advances into longer terms lowering the weighted average rate from 4.18% to 3.22%.

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2013, down by $10.3 million from the balance at December 31, 2012, due to a redemption of junior subordinated dentures in June 2013. The source of funds used for the redemption were made available from our balance sheet liquidity.

Redemption of Certain Trust Preferred Securities and Related Junior Subordinated Debentures
The Bancorp was the sponsor of the Washington Preferred Capital Trust, a statutory trust created for the sole purpose of the April 7, 2008 issuance of trust preferred securities, the proceeds of which were invested in junior subordinated debentures of the Bancorp. On June 17, 2013, the Bancorp redeemed in whole at par the outstanding trust preferred securities and related subordinated debentures totaling $10.0 million. The Bancorp also had a related interest rate swap contract designated as a cash flow hedge, which matured at redemption or June 17, 2013. Including the cost of the related interest rate swap contract, the rate on this debt was approximately 5.69% at the time of redemption. In connection with the redemption, unamortized debit issuance costs of $244 thousand were expensed and classified as interest expense in June 2013.

Other Liabilities
Other liabilities decreased by $25.3 million from December 31, 2012, reflecting a decline in defined benefit pension plan liabilities. In September 2013, the Corporation amended its defined benefit pension plan primarily to freeze benefit accruals after a ten-year transition period ending in December 2023. See Note 15 for additional disclosure regarding the Corporation’s defined benefit pension plans.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 81% of total average assets in 2013.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

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

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during 2013.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

In 2013, net cash used in financing activities amounted to $95.9 million.  Total deposits increased by $192.7 million, while FHLBB advances decreased by $73.1 million. In addition, cash dividends paid totaled $16.6 million in 2013 and $10.3 million was used in connection with the 2013 redemption of junior subordinated debentures.  Net cash used in investing activities totaled $184.1 million in 2013.  The most significant elements of cash flow within investment activities were net outflows related to growth in the loan portfolio, offset by cash received from maturities, principal payments and sales of securities available for sale, primarily mortgage-backed securities.  Net cash provided by operating activities amounted to $80.9 million in 2013. Net income totaled $36.2 million in 2013 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertain to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $329.6 million at December 31, 2013, compared to $295.7 million at December 31, 2012, including $36.2 million of earnings retention and a reduction of $17.2 million for dividend declarations. Also included in the increase in shareholders’ equity was total other comprehensive income, net of tax, of $8.9 million in 2013. This primarily consisted of an after-tax beneficial impact of $13.1 million in defined benefit plan obligations, offset, in part, by reductions in the fair value of securities available for sale. See Note 15 for additional disclosure regarding the 2013 amendment to the Corporation’s defined benefit pension plans.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  As of December 31, 2013, a cumulative total of 185,400 shares have been repurchased. All of these shares of stock were repurchased in 2007 at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 10.34% at December 31, 2013.  This compares to a ratio of 9.62% at December 31, 2012.  Book value per share at December 31, 2013 and 2012 amounted to $19.84 and $18.05, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of December 31, 2013, the Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. As disclosed in the “Sources of Funds” section under the caption “Borrowings,” the Bancorp redeemed junior subordinated debentures issued to Washington Preferred Capital Trust on June 17, 2013. This transaction reduced the regulatory capital levels of total capital and Tier 1 capital in the Bancorp and the Bank by approximately $10.0 million.

See Note 12 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at December 31, 2013:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$288,082	$2,519	$86,635	$148,178	$50,750
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	22,185	2,542	3,548	2,605	13,490
Software licensing arrangements	4,569	2,245	2,275	49	—
Other borrowings	178	44	101	33	—
Total contractual obligations	$337,695	$7,350	$92,559	$150,865	$86,921

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)
All FHLBB advances are shown in the period corresponding to their scheduled maturity.  Some FHLBB advances are callable at earlier dates.  See Note 11 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$259,061	$139,921	$66,554	$21,955	$30,631
Home equity lines	198,432	—	—	—	198,432
Other loans	35,175	26,411	4,639	4,125	—
Standby letters of credit	1,363	1,116	100	147	—
Forward loan commitments to:
Originate loans	17,910	17,910	—	—	—
Sell loans	29,364	29,364	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	105,582	28,945	12,277	25,301	39,059
Mirror swaps with counterparties	105,582	28,945	12,277	25,301	39,059
Interest rate risk management contract:
Interest rate swap	22,681	—	22,681	—	—
Total commitments	$775,150	$272,612	$118,528	$76,829	$307,181

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2013 and December 31, 2012, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2013 and December 31, 2012.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

December 31,	2013		2012
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.66)%	(6.02)%	(2.33)%	(7.33)%
100 basis point rate increase	2.22%	3.91%	3.11%	5.86%
200 basis point rate increase	4.44%	7.16%	6.36%	10.98%
300 basis point rate increase	5.30%	6.98%	8.34%	13.19%

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

The positive exposure of net interest income to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag behind other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles.

The relative decrease in positive exposure of net interest income to rising rates from December 31, 2012 to December 31, 2013 was largely attributable to changes in balance sheet composition and steepening of the yield curve.

While the ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin.  Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost time deposits in rising rate scenarios as noted above.  Due to the current level of low market interest rates, the banking industry has experienced relatively strong growth in low-cost FDIC-insured core savings deposits over the past several years.  The ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled increased amounts of deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, which may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation. It should also be noted that the static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2013 and 2012 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (noncallable)	$139	($274)
U.S. government sponsored enterprise securities (callable)	463	(2,335)
States and political subdivisions	1,169	(2,449)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	5,046	(16,641)
Trust preferred debt and other corporate debt securities	46	858
Total change in market value as of December 31, 2013	$6,863	($20,841)

Total change in market value as of December 31, 2012	$4,700	($12,824)

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).  Based on our assessment, we believe that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting.  This report appears on the following page of this Annual Report on Form 10-K.

/s/ Joseph J. MarcAurele	/s/ David V. Devault
Joseph J. MarcAurele Chairman and Chief Executive Officer	David V. Devault Vice Chair, Secretary and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc:

We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island
March 7, 2014

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island
March 7, 2014

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS	except par value)

December 31,	2013	2012
Assets:
Cash and due from banks	$81,939	$73,474
Short-term investments	3,378	19,176
Mortgage loans held for sale, at fair value	11,636	50,056
Securities:
Available for sale, at fair value	392,903	375,498
Held to maturity, at amortized cost (fair value $29,865 in 2013 and $41,420 in 2012)	29,905	40,381
Total securities	422,808	415,879
Federal Home Loan Bank stock, at cost	37,730	40,418
Loans:
Commercial	1,363,335	1,252,419
Residential real estate	772,674	717,681
Consumer	326,875	323,903
Total loans	2,462,884	2,294,003
Less allowance for loan losses	27,886	30,873
Net loans	2,434,998	2,263,130
Premises and equipment, net	25,402	27,232
Investment in bank-owned life insurance	56,673	54,823
Goodwill	58,114	58,114
Identifiable intangible assets, net	5,493	6,173
Other assets	50,696	63,409
Total assets	$3,188,867	$3,071,884
Liabilities:
Deposits:
Demand deposits	$440,785	$379,889
NOW accounts	309,771	291,174
Money market accounts	666,646	496,402
Savings accounts	297,357	274,934
Time deposits	790,762	870,232
Total deposits	2,505,321	2,312,631
Federal Home Loan Bank advances	288,082	361,172
Junior subordinated debentures	22,681	32,991
Other borrowings	178	1,212
Other liabilities	42,959	68,226
Total liabilities	2,859,221	2,776,232
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,613,561 shares in 2013 and 16,379,771 shares in 2012	1,038	1,024
Paid-in capital	97,566	91,453
Retained earnings	232,595	213,674
Accumulated other comprehensive loss	(1,553)	(10,499)
Total shareholders’ equity	329,646	295,652
Total liabilities and shareholders’ equity	$3,188,867	$3,071,884
The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	Years ended December 31,	2013	2012	2011
	Interest income:
	Interest and fees on loans	$102,481	$102,656	$99,319
Interest on securities:	Taxable	11,008	15,359	18,704
	Nontaxable	2,553	2,699	3,001
	Dividends on corporate stock and Federal Home Loan Bank stock	148	256	253
	Other interest income	158	91	69
	Total interest and dividend income	116,348	121,061	121,346
	Interest expense:
	Deposits	12,420	13,590	15,692
	Federal Home Loan Bank advances	10,643	14,957	18,158
	Junior subordinated debentures	1,484	1,570	1,568
	Other interest expense	16	248	973
	Total interest expense	24,563	30,365	36,391
	Net interest income	91,785	90,696	84,955
	Provision for loan losses	2,400	2,700	4,700
	Net interest income after provision for loan losses	89,385	87,996	80,255
	Noninterest income:
	Wealth management revenues	31,825	29,641	28,306
	Service charges on deposit accounts	3,256	3,193	3,455
	Merchant processing fees	10,220	10,159	9,905
	Card interchange fees	2,788	2,480	2,249
	Income from bank-owned life insurance	1,850	2,448	1,939
	Net gains on loan sales and commissions on loans originated for others	13,085	14,092	5,074
	Net realized gains on securities	—	1,223	698
	Net gains on interest rate swap contracts	951	255	6
	Equity in earnings (losses) of unconsolidated subsidiaries	(107)	196	(213)
	Other income	1,701	1,748	1,536
	Noninterest income, excluding other-than-temporary impairment losses	65,569	65,435	52,955
	Total other-than-temporary impairment losses on securities	(294)	(28)	(54)
	Portion of loss recognized in other comprehensive income (before tax)	(3,195)	(193)	(137)
	Net impairment losses recognized in earnings	(3,489)	(221)	(191)
	Total noninterest income	62,080	65,214	52,764
	Noninterest expense:
	Salaries and employee benefits	60,052	59,786	51,095
	Net occupancy	5,769	6,039	5,295
	Equipment	4,847	4,640	4,344
	Merchant processing costs	8,682	8,593	8,560
	Outsourced services	3,662	3,560	3,530
	Legal, audit and professional fees	2,330	2,240	1,927
	FDIC deposit insurance costs	1,761	1,730	2,043
	Advertising and promotion	1,464	1,730	1,819
	Amortization of intangibles	680	728	951
	Foreclosed property costs	258	762	878
	Debt prepayment penalties	1,125	3,908	694
	Other expenses	8,155	8,622	9,237
	Total noninterest expense	98,785	102,338	90,373
	Income before income taxes	52,680	50,872	42,646
	Income tax expense	16,527	15,798	12,922
	Net income	$36,153	$35,074	$29,724

	Weighted average common shares outstanding - basic	16,506	16,358	16,254
	Weighted average common shares outstanding - diluted	16,664	16,401	16,284
Per share information:	Basic earnings per common share	$2.18	$2.13	$1.82
	Diluted earnings per common share	$2.16	$2.13	$1.82
	Cash dividends declared per share	$1.03	$0.94	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31,	2013	2012	2011
Net income	$36,153	$35,074	$29,724
Other comprehensive income (loss), net of tax:
Securities available for sale:
Changes in fair value of securities available for sale	(6,808)	(2,666)	1,622
Net losses (gains) on securities classified into earnings	188	(768)	(415)
Net change in fair value of securities available for sale	(6,620)	(3,434)	1,207
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings	2,049	125	88
Cash flow hedges:
Change in fair value of cash flow hedges	(35)	(333)	(942)
Net cash flow hedge losses reclassified into earnings	423	454	486
Net change in fair value of cash flow hedges	388	121	(456)
Defined benefit plan obligation adjustment	13,129	(5,416)	(6,759)
Total other comprehensive income (loss), net of tax	8,946	(8,604)	(5,920)
Total comprehensive income	$45,099	$26,470	$23,804

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2011	16,172	$1,011	$84,889	$178,939	$4,025	$268,864
Net income				29,724		29,724
Total other comprehensive loss, net of tax					(5,920)	(5,920)
Cash dividends declared				(14,465)		(14,465)
Share-based compensation			1,394			1,394
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	87	5	995			1,000
Shares issued – dividend reinvestment plan	33	2	752			754
Balance at December 31, 2011	16,292	$1,018	$88,030	$194,198	($1,895)	$281,351

Net income				35,074		35,074
Total other comprehensive loss, net of tax					(8,604)	(8,604)
Cash dividends declared				(15,598)		(15,598)
Share-based compensation			1,962			1,962
Deferred compensation plan	10	1	145			146
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	78	5	1,316			1,321
Balance at December 31, 2012	16,380	$1,024	$91,453	$213,674	($10,499)	$295,652

Net income				36,153		36,153
Total other comprehensive income, net of tax					8,946	8,946
Cash dividends declared				(17,232)		(17,232)
Share-based compensation			1,876			1,876
Deferred compensation plan	2	—	30			30
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	232	14	4,207			4,221
Balance at December 31, 2013	16,614	$1,038	$97,566	$232,595	($1,553)	$329,646

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,	2013	2012	2011
	Cash flows from operating activities:
	Net income	$36,153	$35,074	$29,724
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	2,400	2,700	4,700
	Depreciation of premises and equipment	3,283	3,213	3,174
	Foreclosed and repossessed property valuation adjustments	79	350	642
	Net gain on sale of premises	—	(358)	(211)
	Net amortization of premium and discount	1,401	2,127	1,768
	Net amortization of intangibles	680	728	951
	Non–cash charitable contribution	—	—	990
	Share–based compensation	1,876	1,962	1,394
	Deferred income tax expense (benefit)	2,267	1,328	(863)
	Income from bank-owned life insurance	(1,850)	(2,448)	(1,939)
	Net gains on loan sales and commissions on loans originated for others	(13,085)	(14,092)	(5,074)
	Net realized gains on securities	—	(1,223)	(698)
	Net impairment losses recognized in earnings	3,489	221	191
	Net gains on interest rate swap contracts	(951)	(255)	(6)
	Equity in (earnings) losses of unconsolidated subsidiaries	107	(196)	213
	Proceeds from sales of loans	415,186	479,925	208,275
	Loans originated for sale	(369,045)	(495,271)	(206,242)
	Decrease (increase) in other assets	2,589	(7,987)	(2,804)
	(Decrease) increase in other liabilities	(3,729)	(331)	3,014
	Net cash provided by operating activities	80,850	5,467	37,199
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(91,928)	—	(115,208)
	Other investment securities available for sale	(25,404)	—	(5,000)
	Mortgage-backed securities held to maturity	—	—	(53,720)
Proceeds from sales of:	Mortgage-backed securities available for sale	—	40,222	46,889
	Other investment securities available for sale	—	6,338	9,572
Maturities and principal payments of:	Mortgage-backed securities available for sale	77,644	111,906	115,500
	Other investment securities available for sale	10,720	1,411	855
	Mortgage-backed securities held to maturity	9,993	11,177	1,489
	Remittance of Federal Home Loan Bank stock	2,688	1,590	—
	Net increase in loans	(208,125)	(138,084)	(148,652)
	Proceeds from sale of portfolio loans	49,588	—	—
	Purchases of loans, including purchased interest	(10,645)	(10,469)	(9,677)
	Proceeds from the sale of property acquired through foreclosure or repossession	2,588	3,366	2,190
	Purchases of premises and equipment	(1,491)	(5,110)	(3,644)
	Net proceeds from sale of bank property	—	1,571	1,279
	Proceeds from bank-owned life insurance	—	1,419	—
	Repayment of investment in capital trust	310	—	—
	Equity investment in real estate limited partnership	—	—	(449)
	Net cash (used in) provided by investing activities	(184,062)	25,337	(158,576)

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2013	2012	2011
Cash flows from financing activities:
Net increase in deposits	192,690	186,316	89,985
Net decrease in other borrowings	(1,034)	(18,546)	(3,601)
Proceeds from Federal Home Loan Bank advances	204,000	627,179	514,475
Repayment of Federal Home Loan Bank advances	(277,090)	(806,457)	(472,747)
Proceeds from issuance of common stock under dividend reinvestment plan	—	—	754
Proceeds from stock option exercises and issuance of other equity instruments	3,681	1,257	885
Tax benefit from stock option exercises and other equity instruments	570	210	115
Cash dividends paid	(16,628)	(15,133)	(14,205)
Redemption of junior subordinated debentures	(10,310)	—	—
Net cash provided by (used in) financing activities	95,879	(25,174)	115,661
Net (decrease) increase in cash and cash equivalents	(7,333)	5,630	(5,716)
Cash and cash equivalents at beginning of year	92,650	87,020	92,736
Cash and cash equivalents at end of year	$85,317	$92,650	$87,020

Noncash Investing and Financing Activities:
Loans charged off	$6,022	$2,335	$3,834
Loans transferred to property acquired through foreclosure or repossession	1,471	3,167	2,031
OREO proceeds due from attorney	—	132	—
Supplemental Disclosures:
Interest payments	$24,194	$29,657	$35,594
Income tax payments	13,618	14,777	13,390

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

(1) Summary of Significant Accounting Policies
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

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses and the review of goodwill, other intangible assets and the assessment of investments for impairment.  The current economic environment has increased the degree of uncertainty inherent in such estimates and assumptions.

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

The fair values of securities may be based on either quoted market prices, third party pricing services or third party valuation specialists. When the fair value of an investment security is less than its amortized cost basis, the Corporation assesses whether the decline in value is other-than-temporary.  The Corporation considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in the value subsequent to the reporting date, forecasted performance of the issuer, changes in the dividend or interest payment practices of the issuer, changes in the credit rating of the issuer or the specific security, and the general market condition in the geographic area or industry the issuer operates in.

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
December 31, 2013 and 2012

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

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  No market exists for shares of the FHLBB and therefore, they are carried at par value.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of December 31, 2013.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.  The Corporation will continue to monitor its investment in FHLBB stock.

Mortgage Banking Activities
Mortgage Loans Held for Sale - Residential mortgage loans originated and intended for sale in the secondary market are classified as held for sale.  The Corporation has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for closed loans intended for sale. ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. Washington Trust elected the fair value option for its portfolio of residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the fair value of the derivative forward loan sale contracts used to economically hedge them. Changes in the fair value of loans held for sale are recorded in earnings and are offset by changes in fair value relating to forward sale commitments and interest rate lock commitments. Gains and losses on residential loan sales are recorded in noninterest income as net gains on loan sales and commissions on loans originated for others. Commissions received on mortgage loans brokered to various investors are included in net gains on loan sales and commissions on loans originated for others are and are recorded as revenue when received.

Loan Servicing Rights - Rights to service mortgage loans for others are recognized as an asset, including rights acquired through both purchases and originations.  Upon the sale of mortgage loans, a mortgage servicing asset is established, which represents the current estimated fair value based on the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, ancillary income, prepayment speeds, and default rates and losses. Capitalized loan servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income.  They are periodically evaluated for impairment based on their fair value.  Impairment is measured on an aggregated basis by stratifying the rights based on homogeneous characteristics such as note rate and loan type. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost.  Any impairment is recognized through a valuation allowance and as a reduction to other income in the Consolidated Statements of Income.

Loans
Portfolio Loans - Loans held in the portfolio are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs.  Interest income is accrued on a level yield basis based on principal amounts outstanding.  Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loans.

Nonaccrual Loans - Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest or sooner if considered appropriate by management.   Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Interest previously accrued but not collected is reversed against current period income when the loan is placed on nonaccrual status.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectibility of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

Troubled Debt Restructured Loans - Loans are considered to be troubled debt restructurings when the Corporation has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions generally include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring of a loan in lieu of aggressively enforcing the collection of the loan may benefit the Corporation by increasing the ultimate probability of collection. Troubled debt restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan.  Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing troubled debt restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.  Troubled debt restructurings are generally reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for the purposes of establishing a sufficient allowance for loan losses.  The methodology includes three elements: (1) identification of loss allocations for certain specific loans deemed to be impaired, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar credit quality indicators, and (3) an additional unallocated allowance maintained for measurement imprecision attributable to uncertainty in the economic environment and ever changing conditions and to reflect management’s consideration of qualitative and quantitative assessments of other environmental factors.

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

Goodwill and Other Identifiable Intangible Assets
The Corporation allocated the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  Other intangible assets identified in acquisitions consist of advisory contracts.  The value attributed to the advisory contracts was based on the time period over which they are expected to generate economic benefits.

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, was recorded as goodwill.  Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred.  In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform a two-step impairment test. The Corporation has not opted to perform this qualitative analysis. Goodwill was tested for impairment using the two-step quantitative impairment analysis described below.

Step 1 of the quantitative impairment analysis requires a comparison of each reporting unit’s fair value to its carrying value to identify potential impairment. Step 2 of the analysis is necessary only if a reporting unit’s carrying amount exceeds its fair value. Step 2 is a more detailed analysis, which involves measuring the excess of the fair value of the reporting unit, as determined in Step 1, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

Other intangible assets with definite lives are tested for impairment whenever events or circumstances occur that indicate that the carrying amount may not be recoverable.  If applicable, the Corporation tests each of the intangibles by comparing the carrying value of the intangible asset to the sum of undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeded its undiscounted cash flows, then an impairment loss would be recognized for the amount by which the carrying amount exceeds its fair value.

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
December 31, 2013 and 2012

and liabilities that exist after the transfer.  Many of these assets and liabilities are components of financial assets that existed prior to the transfer.  If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral.

Fee Revenue
Wealth management revenues include trust and investment advisory fees and mutual fund fees that are primarily accrued as earned based upon a percentage of asset values under administration.  Also included in wealth management revenues are financial planning fees, commissions and other service fees, which are recognized as revenue to the extent that services have been completed.  Fee revenue from deposit service charges is generally recognized when earned.  Fee revenue for merchant processing services is generally recognized as earned.

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

Income Taxes
Income tax expense is determined based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Corporation recognizes the effect of income tax positions only if those positions are more- likely-than-not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Comprehensive Income
Comprehensive income is defined as all changes in equity, except for those resulting from transactions with shareholders.  Net income is a component of comprehensive income. All other components are referred to in the aggregate as other comprehensive income.

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments.  Generally, federal funds are sold on an overnight basis.

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
December 31, 2013 and 2012

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

Comprehensive Income - Topic 220
Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) was issued in February 2013 and requires additional disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) in a single location, either on the face of the financial statement that reports net income or in the notes to the financial statements. ASU 2013-02 does not change the current requirements and carries forward the existing requirements that reclassifications out of AOCI be separately presented for each component of other comprehensive income. For items reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected net income line must be disclosed. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required disclosures is required. The amendments were effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements, see Note 18.

Investments - Equity Method and Joint Ventures - Topic 323
Accounting Standards Update No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” (“ASU 2014-01”), was issued in January 2014 and permits a reporting entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments are expected to enable more entities to record the amortization of the investment in income tax expense together with the tax credits and other tax benefits generated from the partnership. ASU 2014-01 is effective retrospectively for public business entities for annual and interim reporting periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of ASU 2014-01 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Receivables - Troubled Debt Restructurings by Creditors - Topic 310
Accounting Standards Update No. 2014-04, “Reclassifications of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”), was issued in January 2014 and clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned (OREO). ASU 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods with annual periods beginning after December 15, 2015. An entity can elect either a modified retrospective or prospective transition method, and early adoption is permitted. The adoption of ASU 2014-04 is not expected to have a material impact on the Corporation’s consolidated financial statements.

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of this reserve requirement may be satisfied with vault cash. Reserve balances amounted to $6.7 million and $5.5 million, respectively, at December 31, 2013 and 2012 and are included in cash and due from banks in the Consolidated Balance Sheets.

As of December 31, 2013 and 2012, cash and due from banks includes interest-bearing deposits in other banks of $51.8 million and $32.2 million, respectively.

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$54,474	$720	($79)	$55,115
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	230,387	8,369	(401)	238,355
States and political subdivisions	60,659	2,200	—	62,859
Trust preferred securities:
Individual name issuers	30,715	—	(6,031)	24,684
Collateralized debt obligations	547	—	—	547
Corporate bonds	11,128	231	(16)	11,343
Total securities available for sale	$387,910	$11,520	($6,527)	$392,903
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$29,905	$14	($54)	$29,865
Total securities held to maturity	$29,905	$14	($54)	$29,865
Total securities	$417,815	$11,534	($6,581)	$422,768

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

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

At December 31, 2013 and 2012, securities available for sale and held to maturity with a fair value of $397.5 million and $386.5 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit, potential borrowings with the FRB, certain public deposits and for other purposes.  See Note 11 for additional discussion of FHLBB borrowings.

The schedule of maturities of debt securities available for sale and held to maturity is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other debt securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.

	December 31, 2013
(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$54,474	$—	$—	$—	$54,474
Weighted average yield	4.04%	—%	—%	—%	4.04%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	53,902	107,955	46,983	21,547	230,387
Weighted average yield	4.19%	3.66%	2.73%	2.20%	3.46%
State and political subdivisions:
Amortized cost	13,977	46,682	—	—	60,659
Weighted average yield	3.84%	3.92%	—%	—%	3.91%
Trust preferred securities:
Amortized cost	—	—	—	31,262	31,262
Weighted average yield	—%	—%	—%	1.57%	1.57%
Corporate bonds:
Amortized cost	5,023	5,703	402	—	11,128
Weighted average yield	6.64%	2.82%	2.45%	—%	4.53%
Total debt securities available for sale:
Amortized cost	$127,376	$160,340	$47,385	$52,809	$387,910
Weighted average yield	4.19%	3.71%	2.73%	1.83%	3.49%
Fair value	$127,764	$162,785	$48,800	$53,554	$392,903
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$5,376	$13,892	$7,652	$2,985	$29,905
Weighted average yield	2.85%	2.75%	2.56%	1.11%	2.56%
Fair value	$5,369	$13,873	$7,642	$2,981	$29,865

Included in the above table were debt securities with an amortized cost balance of $106.8 million and a fair value of $102.3 million at December 31, 2013 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from twenty-one months to twenty-three years, with call features ranging from one month to three years.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The following tables summarizes temporarily impaired investment securities at December 31, 2013 and December 31, 2012, segregated by length of time the securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months				12 Months or Longer				Total
December 31, 2013	#		Fair Value	Unrealized Losses	#		Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1		$9,909	($79)	—		$—	$—	1	$9,909	($79)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	7		76,748	(455)	—		—	—	7	76,748	(455)
Individual name issuer trust preferred securities	—		—	—	11		24,684	(6,031)	11	24,684	(6,031)
Corporate bonds	2	11	407	(16)	—	—	—	—	2	407	(16)
Total temporarily impaired securities	10	11	$87,064	($550)	11		$24,684	($6,031)	21	$111,748	($6,581)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2012	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	$—	$—	11	$24,751	($5,926)	11	$24,751	($5,926)
Collateralized debt obligations	—	—	—	2	843	(3,193)	2	843	(3,193)
Total temporarily impaired securities	—	$—	$—	13	$25,594	($9,119)	13	$25,594	($9,119)

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

Obligations of U.S. Government-sponsored Enterprises and Mortgage-backed Securities issued by U.S. Government Agencies
The gross unrealized losses on mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at December 31, 2013 were eleven trust preferred security holdings issued by seven individual companies in the financial services industry, specifically, the banking sector. Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector. Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of December 31, 2013, trust preferred debt securities with an amortized cost of $11.9 million and unrealized losses of $2.2 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations (“CDO”)
Washington Trust had invested in two pooled trust preferred holdings in the form of collateralized debt obligations.  The pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.

On March 22, 2013, the trustee for one of the pooled trust preferred securities issued a notice that liquidation of the CDO entity would take place at the direction of holders of the CDO tranches senior to the subordinate tranche interest held by Washington Trust. Accordingly, we recognized an other-than-temporary impairment charge in the first quarter of 2013 on the entire $2.8 million carrying value of the security, based on the expectation that proceeds from liquidation would be insufficient to satisfy the amount owed to the subordinate tranche. The liquidation was conducted in August 2013 and was insufficient to satisfy any amount owed to the subordinate tranche.

In December 2013, Washington Trust changed its intent to hold its other CDO investment until recovery of its cost basis and subsequently sold this security in January 2014. As a result, Washington Trust recognized an other-than-temporary impairment loss of $717 thousand on this CDO in December 2013. The amortized cost and fair value of this CDO amounted to $547 thousand at December 31, 2013, which equaled the January 2014 sales price.

Credit-Related Impairment Losses Recognized on Debt Securities
The following table presents a rollforward of the cumulative credit-related impairment losses on debt securities:

(Dollars in thousands)
Years ended December 31,	2013	2012	2011
Balance at beginning of period	$3,325	$3,104	$2,913
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	3,489	221	191
Balance at end of period	$6,814	$3,325	$3,104

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The following is a summary of amounts relating to sales of securities:

(Dollars in thousands)
Years ended December 31,	2013	2012	2011
Proceeds from sales (1)	$—	$46,560	$56,461

Gross realized gains (1)	$—	$1,224	$919
Gross realized losses	—	(1)	(221)
Net realized gains on securities	$—	$1,223	$698

(1)
Includes a contribution of appreciated equity securities to the Corporation’s charitable foundation in 2011.  The cost of the contribution, included in noninterest expenses, amounted to $990 thousand in 2011.  This transaction resulted in a realized security gain of $331 thousand for the same period.

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$796,249	32%	$710,813	31%
Construction and development (2)	36,289	1%	27,842	1%
Other (3)	530,797	22%	513,764	23%
Total commercial	1,363,335	55%	1,252,419	55%
Residential real estate:
Mortgages (4)	749,163	30%	692,798	30%
Homeowner construction	23,511	1%	24,883	1%
Total residential real estate	772,674	31%	717,681	31%
Consumer:
Home equity lines (5)	231,362	9%	226,861	10%
Home equity loans (5)	40,212	2%	39,329	2%
Other (6)	55,301	3%	57,713	2%
Total consumer	326,875	14%	323,903	14%
Total loans (7)	$2,462,884	100%	$2,294,003	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of December 31, 2013 and 2012, $190.7 million and $238.6 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit.

(2)	Loans for construction commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.  As of December 31, 2013, $44.1 million and $21.2 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit and were collateralized for the discount window at the FRB.  Comparable amounts for December 31, 2012 were $51.8 million and $29.5 million, respectively.

(4)	As of December 31, 2013 and 2012, $684.6 million and $627.4 million, respectively were pledged as collateral for FHLBB borrowings and letters of credit.

(5)	As of December 31, 2013 and 2012, $195.3 million and $189.4 million, respectively were pledged as collateral for FHLBB borrowings and letters of credit.

(6)	Fixed rate consumer installment loans.

(7)
Includes net unamortized loan origination costs of $879 thousand and $39 thousand, respectively, and net unamortized premiums on purchased loans of $99 thousand and $83 thousand, respectively, at December 31, 2013 and 2012.

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
December 31, 2013 and 2012

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

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2013	2012
Commercial:
Mortgages	$7,492	$10,681
Construction and development	—	—
Other	1,291	4,412
Residential real estate:
Mortgages	8,315	6,158
Homeowner construction	—	—
Consumer:
Home equity lines	469	840
Home equity loans	687	371
Other	48	81
Total nonaccrual loans	$18,302	$22,543
Accruing loans 90 days or more past due	$—	$—

As of December 31, 2013 and 2012, nonaccrual loans of $2.7 million and $1.6 million, respectively, were current as to the payment of principal and interest.

Interest income that would have been recognized had nonaccrual loans been current in accordance with their original terms was approximately $1.8 million, $1.8 million and $1.7 million in 2013, 2012 and 2011, respectively.  Interest income included in the Consolidated Statements of Income on nonaccrual loans amounted to approximately $400 thousand, $679 thousand and $505 thousand in 2013, 2012 and 2011, respectively.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
December 31, 2013	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$7,492	$7,492	$788,757	$796,249
Construction and development	—	—	—	—	36,289	36,289
Other	276	302	731	1,309	529,488	530,797
Residential real estate:
Mortgages	4,040	1,285	5,633	10,958	738,205	749,163
Homeowner construction	—	—	—	—	23,511	23,511
Consumer:
Home equity lines	831	100	269	1,200	230,162	231,362
Home equity loans	448	66	349	863	39,349	40,212
Other	43	—	38	81	55,220	55,301
Total loans	$5,638	$1,753	$14,512	$21,903	$2,440,981	$2,462,884

(Dollars in thousands)	Days Past Due
December 31, 2012	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$373	$408	$10,300	$11,081	$699,732	$710,813
Construction and development	—	—	—	—	27,842	27,842
Other	260	296	3,647	4,203	509,561	513,764
Residential real estate:
Mortgages	4,840	1,951	3,658	10,449	682,349	692,798
Homeowner construction	—	—	—	—	24,883	24,883
Consumer:
Home equity lines	753	207	528	1,488	225,373	226,861
Home equity loans	252	114	250	616	38,713	39,329
Other	129	64	66	259	57,454	57,713
Total loans	$6,607	$3,040	$18,449	$28,096	$2,265,907	$2,294,003

Included in past due loans as of December 31, 2013 and 2012, were nonaccrual loans of $15.6 million and $21.0 million, respectively. All loans 90 days or more past due at December 31, 2013 and 2012 were classified as nonaccrual.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The following is a summary of impaired loans, as of the dates indicated:

(Dollars in thousands)
	Recorded Investment (1)		Unpaid Principal		Related Allowance
December 31,	2013	2012	2013	2012	2013	2012
No Related Allowance Recorded:
Commercial:
Mortgages	$998	$2,357	$998	$2,360	$—	$—
Construction and development	—	—	—	—	—	—
Other	1,055	1,058	1,050	1,057	—	—
Residential real estate:
Mortgages	1,167	1,294	1,259	1,315	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$3,220	$4,709	$3,307	$4,732	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$29,335	$17,897	$31,731	$19,738	$552	$1,720
Construction and development	—	—	—	—	—	—
Other	1,506	9,939	1,945	10,690	463	694
Residential real estate:
Mortgages	3,122	2,576	3,507	2,947	463	463
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	173	187	174	255	1	1
Home equity loans	55	117	54	160	—	—
Other	127	137	130	136	2	2
Subtotal	$34,318	$30,853	$37,541	$33,926	$1,481	$2,880
Total impaired loans	$37,538	$35,562	$40,848	$38,658	$1,481	$2,880
Total:
Commercial	$32,894	$31,251	$35,724	$33,845	$1,015	$2,414
Residential real estate	4,289	3,870	4,766	4,262	463	463
Consumer	355	441	358	551	3	3
Total impaired loans	$37,538	$35,562	$40,848	$38,658	$1,481	$2,880

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

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class, for the periods indicated:

(Dollars in thousands)
	Average Recorded Investment			Interest Income Recognized
Years ended December 31,	2013	2012	2011	2013	2012	2011
Commercial:
Mortgages	$27,496	$10,785	$14,923	$630	$273	$539
Construction and development	—	—	—	—	—	—
Other	6,029	10,661	8,226	190	297	388
Residential real estate:
Mortgages	4,024	4,651	5,743	125	88	188
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	200	172	127	7	3	5
Home equity loans	72	131	290	6	7	17
Other	146	151	235	9	11	15
Totals	$37,967	$26,551	$29,544	$967	$679	$1,152

At December 31, 2013 and 2012, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

Troubled Debt Restructurings
Loans are considered to be troubled debt restructurings when the Corporation has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered.

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $26.4 million and $20.2 million, respectively, at December 31, 2013 and 2012. Included in these amounts was accrued interest of $44 thousand and $13 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $556 thousand and $898 thousand, respectively, at December 31, 2013 and 2012.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The following table presents loans modified as a troubled debt restructuring during the periods indicated:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Years ended December 31,	2013	2012	2013	2012	2013	2012
Commercial:
Mortgages	6	6	$15,974	$9,525	$14,785	$9,525
Construction and development	—	—	—	—	—	—
Other	7	8	1,198	1,889	1,198	1,889
Residential real estate:
Mortgages	1	2	570	651	570	651
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	1	—	92	—	92	—
Home equity loans	—	—	—	—	—	—
Other	—	2	—	5	—	5
Totals	15	18	$17,834	$12,070	$16,645	$12,070

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring during the periods indicated:

(Dollars in thousands)
Years ended December 31,	2013	2012
Below market interest rate concession	$15,836	$1,426
Payment deferral	570	240
Maturity / amortization concession	21	917
Interest only payments	424	361
Combination (1)	983	9,126
Total	$17,834	$12,070

(1)	Loans included in this classification had a combination of any two of the concessions included in this table.

The following table presents loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the periods indicated:

(Dollars in thousands)
	# of Loans		Recorded Investment (1)
Years ended December 31,	2013	2012	2013	2012
Commercial:
Mortgages	1	1	$232	$195
Construction and development	—	—	—	—
Other	2	3	839	866
Residential real estate:
Mortgages	—	—	—	—
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	—	—	—
Totals	3	4	$1,071	$1,061

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. As of December 31, 2013 and 2012, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.64 and 4.77, respectively.

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
December 31, 2013 and 2012

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator.

(Dollars in thousands)
	Pass		Special Mention		Classified
December 31,	2013	2012	2013	2012	2013	2012
Mortgages	$756,838	$669,220	$23,185	$21,649	$16,226	$19,944
Construction and development	36,289	27,842	—	—	—	—
Other	507,962	483,371	19,887	24,393	2,948	6,000
Total commercial loans	$1,301,089	$1,180,433	$43,072	$46,042	$19,174	$25,944

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
December 31,	2013	2012	2013	2012
Residential real estate:
Accruing mortgages	$740,848	$686,640	$—	$—
Nonaccrual mortgages	2,682	2,500	5,633	3,658
Homeowner construction	23,511	24,883	—	—
Total residential loans	$767,041	$714,023	$5,633	$3,658
Consumer:
Home equity lines	$231,093	$226,333	$269	$528
Home equity loans	39,864	39,078	348	251
Other	55,262	57,648	39	65
Total consumer loans	$326,219	$323,059	$656	$844

Loan Servicing Activities
An analysis of loan servicing rights is as follows:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2010	$913	($156)	$757
Loan servicing rights capitalized	248	—	248
Amortization	(224)	—	(224)
Increase in impairment reserve	—	(16)	(16)
Balance at December 31, 2011	937	(172)	765
Loan servicing rights capitalized	569	—	569
Amortization	(231)	—	(231)
Decrease in impairment reserve	—	7	7
Balance at December 31, 2012	1,275	(165)	1,110
Loan servicing rights capitalized	1,897	—	1,897
Amortization	(405)	—	(405)
Decrease in impairment reserve	—	96	96
Balance at December 31, 2013	$2,767	($69)	$2,698

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

Estimated aggregate amortization expense related to loan servicing assets is as follows:

(Dollars in thousands)
Years ending December 31:	2014	$387
	2015	328
	2016	280
	2017	240
	2018	206
	Thereafter	1,326
Total estimated amortization expense		$2,767

Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others, by type of loan:

(Dollars in thousands)

December 31,	2013	2012
Residential mortgages	$310,699	$144,360
Commercial loans	69,526	60,444
Total	$380,225	$204,804

(6) Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for individual loans deemed to be impaired, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar credit quality indicators, and (3) an additional unallocated allowance maintained for measurement imprecision and to reflect management’s consideration of qualitative and quantitative assessments of other environmental factors.

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

An additional unallocated allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment and ever changing conditions and to reflect management’s consideration of qualitative and quantitative assessments of other environmental factors, including, but not limited to, conditions that may affect the collateral position such as environmental matters, and regulatory changes affecting the foreclosure process, as well as conditions that may affect the ability of borrowers to meet debt service requirements.

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

The following tables present the activity in the allowance for loan losses for the periods indicated:

For the year ended December 31, 2013:
(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$9,407	$224	$5,996	$15,627	$4,269	$2,684	$8,293	$30,873
Charge-offs	(5,213)	—	(358)	(5,571)	(128)	(323)		(6,022)
Recoveries	380	—	153	533	3	99		635
Provision	2,395	138	(358)	2,175	556	51	(382)	2,400
Ending Balance	$6,969	$362	$5,433	$12,764	$4,700	$2,511	$7,911	$27,886

For the year ended December 31, 2012:
(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$8,195	$95	$6,200	$14,490	$4,694	$2,452	$8,166	$29,802
Charge-offs	(485)	—	(1,179)	(1,664)	(367)	(304)		(2,335)
Recoveries	442	—	103	545	110	51		706
Provision	1,255	129	872	2,256	(168)	485	127	2,700
Ending Balance	$9,407	$224	$5,996	$15,627	$4,269	$2,684	$8,293	$30,873

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

For the year ended December 31, 2011:
(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$7,330	$723	$6,495	$14,548	$4,129	$1,903	$8,003	$28,583
Charge-offs	(960)	—	(1,685)	(2,645)	(641)	(548)		(3,834)
Recoveries	7	—	311	318	4	31		353
Provision	1,818	(628)	1,079	2,269	1,202	1,066	163	4,700
Ending Balance	$8,195	$95	$6,200	$14,490	$4,694	$2,452	$8,166	$29,802

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology.

(Dollars in thousands)	December 31, 2013		December 31, 2012
		Related Allowance		Related Allowance
	Loans		Loans
Loans Individually Evaluated For Impairment:
Commercial:
Mortgages	$30,292	$552	$20,250	$1,720
Construction & development	—	—	—	—
Other	2,556	463	10,989	694
Residential Real Estate	4,290	463	3,868	463
Consumer	355	3	440	3
Subtotal	$37,493	$1,481	$35,547	$2,880
Loans Collectively Evaluated For Impairment:
Commercial:
Mortgages	$765,957	$6,417	$690,563	$7,687
Construction & development	36,289	362	27,842	224
Other	528,241	4,970	502,775	5,302
Residential Real Estate	768,384	4,237	713,813	3,806
Consumer	326,520	2,508	323,463	2,681
Subtotal	$2,425,391	$18,494	$2,258,456	$19,700
Unallocated	—	7,911	—	8,293
Total	$2,462,884	$27,886	$2,294,003	$30,873

(7) Premises and Equipment
The following is a summary of premises and equipment:

(Dollars in thousands)

December 31,	2013	2012
Land and improvements	$6,020	$5,974
Premises and improvements	32,429	32,043
Furniture, fixtures and equipment	24,250	24,511
	62,699	62,528
Less accumulated depreciation	37,297	35,296
Total premises and equipment, net	$25,402	$27,232

Depreciation of premises and equipment amounted to $3.3 million for the year ended December 31, 2013 and $3.2 million for each of the years ended December 31, 2012, and 2011.

(8) Goodwill and Other Intangibles
The carrying value of goodwill was $58.1 million at both December 31, 2013 and 2012.

The following table presents goodwill at the reporting unit (or business segment) level as of December 31, 2013 and 2012.

(Dollars in thousands)

Commercial Banking Segment	$22,591
Wealth Management Service Segment	35,523
Total	$58,114

Intangible assets consist of wealth management advisory contracts. The components of intangible assets were as follows:

(Dollars in thousands)

December 31,	2013	2012
Gross carrying amount	$13,657	$13,657
Accumulated amortization	8,164	7,484
Net amount	$5,493	$6,173

The intangible asset value attributable to wealth management advisory contracts acquired was based on the time period over which the advisory contracts are expected to generate economic benefits.  The asset is being amortized over a 20-year life using a declining balance method, based on expected attrition for Weston Financial’s current customer base derived from historical runoff data.  The amortization schedule is based on the anticipated future customer runoff rate.

Amortization expense for the years ended December 31, 2013, 2012, and 2011, amounted to $680 thousand, $728 thousand and $951 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

Estimated annual amortization expense for advisory contracts is as follows:

(Dollars in thousands)
Years ending December 31,	2014	$644
	2015	603
	2016	562
	2017	538
	2018	502
	Thereafter	2,644

(9) Net Deferred Tax Asset and Income Taxes
The components of income tax expense were as follows:

(Dollars in thousands)
Years ended December 31,	2013	2012	2011
Current tax expense:
Federal	$13,518	$13,937	$13,227
State	742	533	558
Total current tax expense	14,260	14,470	13,785
Deferred tax expense (benefit):
Federal	2,300	1,310	(789)
State	(33)	18	(74)
Total deferred tax expense (benefit)	2,267	1,328	(863)
Total income tax expense	$16,527	$15,798	$12,922

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes.  The reasons for the differences were as follows:

(Dollars in thousands)
Years ended December 31,	2013	2012	2011
Tax expense at Federal statutory rate	$18,438	$17,805	$14,926
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1,408)	(1,220)	(1,220)
Dividends received deduction	—	(12)	(32)
BOLI	(648)	(857)	(678)
Federal tax credits	(364)	(364)	(364)
State income tax expense, net of federal income tax benefit	461	358	315
Other	48	88	(25)
Total income tax expense	$16,527	$15,798	$12,922

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities are as follows:

(Dollars in thousands)
December 31,	2013	2012
Gross deferred tax assets:
Allowance for loan losses	$10,033	$11,037
Defined benefit pension obligations	3,544	11,462
Losses on write-downs of securities to fair value	941	1,500
Deferred compensation	2,545	2,174
Deferred loan origination fees	1,593	1,432
Stock based compensation	1,686	1,555
Other	2,650	2,680
Gross deferred tax assets	22,992	31,840
Gross deferred tax liabilities:
Net unrealized gains on securities available for sale	(1,791)	(4,318)
Amortization of intangibles	(1,977)	(2,207)
Deferred loan origination costs	(3,697)	(3,176)
Other	(2,776)	(2,255)
Gross deferred tax liabilities	(10,241)	(11,956)
Net deferred tax asset	$12,751	$19,884

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences, carryback to taxable income in prior years or by offsetting projected future taxable income.

The Corporation had no unrecognized tax benefits as of December 31, 2013 and 2012.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010.

(10) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit were as follows:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2014	$463,262	0.78%
	2015	146,073	1.79%
	2016	87,242	1.56%
	2017	39,081	1.57%
	2018	54,937	1.37%
	2019 and thereafter	167	1.44%
Balance at December 31, 2013		$790,762

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $370.2 million and $421.3 million at December 31, 2013 and 2012, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The following table represents the amount of certificates of deposit of $100 thousand or more at December 31, 2013 maturing during the periods indicated:

(Dollars in thousands)
Maturing:	January 1, 2014 to March 31, 2014	$171,066
	April 1, 2014 to June 30, 2014	30,779
	July 1, 2014 to December 31, 2014	55,420
	January 1, 2015 and beyond	112,954
Balance at December 31, 2013		$370,219

(11) Borrowings
Federal Home Loan Bank Advances
Advances payable to FHLBB amounted to $288.1 million and $361.2 million, respectively, at December 31, 2013 and 2012.

The following table presents maturities and weighted average interest rates paid on FHLBB advances outstanding as of December 31, 2013:

(Dollars in thousands)	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)
2014	$2,519	$2,519	3.54%
2015	1,569	1,569	4.89%
2016	85,066	85,066	3.05%
2017	70,875	70,875	3.04%
2018	77,303	77,303	3.72%
2019 and thereafter	50,750	50,750	4.13%
	$288,082	$288,082	3.43%

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

See Note 22 for discussion regarding the prepayment of FHLBB advances in March 2014.

The Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million. In addition, the FHLBB has issued standby letters of credit to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposit at the FHLBB. The Bank’s unused remaining available borrowing capacity at the FHLBB was approximately $564.1 million and $536.2 million, respectively, at December 31, 2013 and December 31, 2012.

Advances payable to FHLBB include short-term advances with original maturity due dates of one year or less. The following table sets forth certain information concerning short-term FHLBB advances as of the dates and for the periods indicated:

(Dollars in thousands)
As of and for the years ended December 31,	2013	2012	2011
Average amount outstanding during the period	$13,901	$61,936	$36,870
Amount outstanding at end of period	—	40,500	102,500
Highest month end balance during period	60,000	102,929	105,500
Weighted-average interest rate at end of period	—%	0.28%	0.18%
Weighted-average interest rate during the period	0.30%	0.27%	0.23%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million and $33.0 million, respectively, at December 31, 2013 and 2012.

The Bancorp has sponsored the creation of WT Capital Trust I (“Trust I”), WT Capital Trust II (“Trust II”) and Washington Preferred Capital Trust (“Washington Preferred”), Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp is the owner of all of the common securities of the trusts.  In accordance with GAAP, the trusts are treated as unconsolidated subsidiaries.  The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Balance Sheet.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

On April 7, 2008, Washington Preferred issued $10.0 million of trust preferred securities, the proceeds of which were invested in junior subordinated debentures of the Bancorp. On June 17, 2013, the Bancorp redeemed in whole at par the outstanding trust preferred securities and related subordinated debentures. The source of funds used for the redemption was made available from our balance sheet liquidity. The Bancorp also had a related interest rate swap contract designated as a cash flow hedge, which matured at redemption on June 17, 2013. Including the cost of the related interest rate swap contract, the rate on this debt was approximately 5.69% at the time of redemption.

(12) Shareholders’ Equity
2006 Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved the 2006 Stock Repurchase Plan authorizing the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  The Bancorp plans to hold the repurchased shares as treasury stock to be used for general corporate purposes.  As of December 31, 2013, a cumulative total of 185,400 shares have been repurchased. All of these shares of stock were repurchased in 2007 at a total cost of $4.8 million.

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

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice.  In addition, the Rhode Island Division of Banking may also restrict the declaration of dividends if a bank would not be able to pay its debts as they become due in the usual course of business or the bank’s total assets would be less than the sum of its total liabilities.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $162.6 million as of December 31, 2013.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of the Corporation’s common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2013, a total of 2,831,379 common stock shares were reserved for issuance under the 1997 Plan, 2003 Plan, 2013 Plan, the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, the 2006 Stock Repurchase Plan and the Nonqualified Deferred Compensation Plan.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to various regulatory capital requirements administered by the FRB and the FDIC, respectively.  These requirements were established to more accurately assess the credit risk inherent in the assets and off-balance sheet activities of financial institutions.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations).  Management believes that, as of December 31, 2013, the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.  There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2013 and 2012, as well as the corresponding minimum regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital (to Risk-Weighted Assets):
Corporation	$319,486	13.29%	$192,306	8.00%	$240,382	10.00%
Bank	$314,458	13.09%	$192,147	8.00%	$240,184	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$291,292	12.12%	$96,153	4.00%	$144,229	6.00%
Bank	$286,264	11.92%	$96,074	4.00%	$144,111	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$291,292	9.41%	$123,785	4.00%	$154,732	5.00%
Bank	$286,264	9.26%	$123,633	4.00%	$154,541	5.00%

December 31, 2012
Total Capital (to Risk-Weighted Assets):
Corporation	$304,716	13.26%	$183,876	8.00%	$229,845	10.00%
Bank	$299,503	13.05%	$183,651	8.00%	$229,564	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$275,956	12.01%	$91,938	4.00%	$137,907	6.00%
Bank	$270,778	11.80%	$91,826	4.00%	$137,738	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$275,956	9.30%	$118,733	4.00%	$148,417	5.00%
Bank	$270,778	9.14%	$118,535	4.00%	$148,169	5.00%

(1)	Leverage ratio

The Corporation’s capital ratios at December 31, 2013 place the Corporation in the “well-capitalized” category according to regulatory standards.

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

Cash Flow Hedging Instruments
As of December 31, 2013, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $23 million of variable rate junior subordinated debentures, compared to three interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debenture as of December 31, 2012.  See additional disclosure in Note 11 regarding the June 2013 redemption of junior subordinated debentures. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp pledged collateral to derivative counterparties in the form of cash totaling $1.6 million and $2.0 million as of December 31, 2013 and 2012.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Customer Related Derivative Contracts
The Corporation has also entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allows them to convert floating rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  As of December 31, 2013 and 2012, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $105.6 million and $70.5 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and, therefore, changes in fair value are recognized in earnings.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated.

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Dec 31 2013	Dec 31 2012	Balance Sheet Location	Dec 31 2013	Dec 31 2012
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contract:
Interest rate swap contracts		$—	$—	Other liabilities	$1,012	$1,619
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	392	2,513	Other liabilities	—	—
Commitments to sell fixed rate mortgage loans	Other assets	10	—	Other liabilities	583	4,191
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	2,403	3,851		297	—
Mirror swaps with counterparties		330	—	Other liabilities	2,406	3,952
Total		$3,135	$6,364		$4,298	$9,762

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated.

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Years ended December 31,	2013	2012	2011		2013	2012	2011
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts	$388	$121	($456)	Interest Expense	$—	$—	$—
Total	$388	$121	($456)		$—	$—	$—

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivative
Years ended December 31,	Statement of Income Location	2013	2012	2011
Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	($2,121)	$649	$1,968
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	3,618	(1,611)	(3,119)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains on interest rate swaps	396	1,147	2,658
Mirror swaps with counterparties	Net gains on interest rate swaps	555	(892)	(2,652)
Total		$2,448	($707)	($1,145)

(14) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of December 31, 2013 and 2012, securities available for sale, residential real estate mortgage loans held for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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
December 31, 2013 and 2012

Items Measured at Fair Value on a Recurring Basis
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1.

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government-sponsored enterprises, mortgage-backed securities issued by U.S. government agencies and U.S government-sponsored enterprises, municipal bonds, trust preferred securities and corporate bonds.

Prior to December 31, 2013, Level 3 securities were comprised of pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded. See Note 4 for additional disclosures regarding these pooled trust preferred debt securities. The Corporation had concluded that a low level of activity for its Level 3 pooled trust preferred debt securities indicated that quoted market prices were not indicative of fair value. The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the securities.  The weighting was then used to determine an overall fair value of the securities.

Mortgage Loans Held for Sale
Washington Trust has elected to carry newly originated closed residential real estate mortgage loans held for sale at fair value pursuant to ASC 825. Mortgage loans held for sale fair values are classified as Level 2 and are estimated based on secondary markets rates offered for loans with similar characteristics. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. Any change in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk.

The aggregate principal amount of the residential real estate mortgage loans held for sale was $11.5 million and $48.4 million, respectively, at December 31, 2013 and 2012. The aggregate fair value of this portfolio was $11.6 million and $50.1 million, respectively, at December 31, 2013 and 2012. As of December 31, 2013 and 2012, the difference between the aggregate fair value and the aggregate principal amount of mortgage loans held for sale amounted to $181 thousand and $1.7 million, respectively. There were no mortgage loans held for sale 90 days or more past due as of December 31, 2013 and 2012.

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

(Dollars in thousands)
Years ended December 31,	2013	2012	2011
Mortgage loans held for sale	($1,505)	$970	$716
Commitments to originate	(2,121)	649	1,968
Commitments to sell	3,618	(1,611)	(3,119)
Total changes in fair value	($8)	$8	($435)

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

Property acquired through foreclosure or repossession
Property acquired through foreclosure or repossession included in other assets on the Consolidated Balance Sheets is adjusted to fair value less costs to sell upon transfer out of loans through a charge to allowance for loan losses.  Subsequently, it is carried at the lower of carrying value or fair value less costs to sell.  Such subsequent valuation charges are charged through earnings. Fair value is generally based upon appraised values of the collateral.  Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$55,115	$—	$55,115
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	238,355	—	238,355
States and political subdivisions	—	62,859	—	62,859
Trust preferred securities:
Individual name issuers	—	24,684	—	24,684
Collateralized debt obligations	—	547	—	547
Corporate bonds	—	11,343	—	11,343
Mortgage loans held for sale	—	11,636	—	11,636
Derivative assets (1)
Interest rate swap contracts with customers	—	2,733	—	2,733
Forward loan commitments	—	402	—	402
Total assets at fair value on a recurring basis	$—	$407,674	$—	$407,674
Liabilities:
Derivative liabilities (1)
Mirror swap contracts with customers	$—	$2,703	$—	$2,703
Interest rate risk management swap contracts	—	1,012	—	1,012
Forward loan commitments	—	583	—	583
Total liabilities at fair value on a recurring basis	$—	$4,298	$—	$4,298

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$31,670	$—	$31,670
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	231,233	—	231,233
States and political subdivisions	—	72,620	—	72,620
Trust preferred securities:
Individual name issuers	—	24,751	—	24,751
Collateralized debt obligations	—	—	843	843
Corporate bonds	—	14,381	—	14,381
Mortgage loans held for sale	—	40,243	9,813	50,056
Derivative assets (1)
Interest rate swap contracts with customers	—	3,851	—	3,851
Forward loan commitments	—	2,469	44	2,513
Total assets at fair value on a recurring basis	$—	$421,218	$10,700	$431,918
Liabilities:
Derivative liabilities (1)
Mirror swap contracts with customers	$—	$3,952	$—	$3,952
Interest rate risk management swap contracts	—	1,619	—	1,619
Forward loan commitments	—	4,005	186	4,191
Total liabilities at fair value on a recurring basis	$—	$9,576	$186	$9,762

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1 during the years ended December 31, 2013 and 2012. The Corporation utilized a broker quote to value its pooled trust preferred security at December 31, 2013. As a result, this security was reclassified out of Level 3 and into Level 2. See Note 4 for additional disclosure regarding this pooled trust preferred security. There were no other transfers between Level 2 and Level 3 during the years ended during the years ended December 31, 2013 and 2012.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Years ended December 31,	2013				2012
(Dollars in thousands)	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total
Balance at beginning of period	$843	$9,813	($142)	$10,514	$887	$—	$—	$887
Gains and losses (realized and unrealized):
Included in earnings (4)	(3,489)	(150)	142	(3,497)	(221)	—	—	(221)
Included in other comprehensive income	3,326	—	—	3,326	177	—	—	177
Purchases	—	—	—	—	—	—	—	—
Issuances	—	12,692	—	12,692	—	9,813	(142)	9,671
Sales	—	(22,355)	—	(22,355)	—	—	—	—
Settlements	(133)	—	—	(133)	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	(547)	—	—	(547)	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$843	$9,813	($142)	$10,514

(1)	During the periods indicated, Level 3 securities available for sale were comprised of pooled trust preferred debt securities, in the form of collateralized debt obligations.

(2)	During the periods indicated, Level 3 mortgage loans held for sale consisted of certain mortgage loans whose fair value was determined utilizing a discounted cash flow analysis.

(3)
During the periods indicated, Level 3 derivative assets / liabilities consisted of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential mortgages) whose fair value was determined utilizing a discounted cash flow analysis.

(4)
Losses included in earnings for Level 3 securities available for sale were included in net impairment losses recognized in earnings in the Consolidated Statements of Income. Losses included in earnings for Level 3 mortgage loans held for sale and derivative assets and liabilities were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

The Corporation had no Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2013. The following table presents additional quantitative information about assets measured at fair value on a recurring basis for which the Corporation utilized Level 3 inputs to determine fair value at December 31, 2012.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the year ended December 31, 2013.

(Dollars in thousands)	Carrying Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$—	$—	$11,177	$11,177
Property acquired through foreclosure or repossession	—	—	435	435
Total assets at fair value on a nonrecurring basis	$—	$—	$11,612	$11,612

The allowance for loan losses on the collateral dependent impaired loans included above amounted to $453 thousand at December 31, 2013.

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

The allowance for loan losses on the collateral dependent impaired loans included above amounted to $2.0 million at December 31, 2012.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value.

(Dollars in thousands)	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$11,177	Appraisals of collateral	Discount for costs to sell	1% - 45% (11%)
			Appraisal adjustments (1)	0% - 50% (2%)
Property acquired through foreclosure or repossession	$435	Appraisals of collateral	Discount for costs to sell	2% - 10% (9%)
			Appraisal adjustments (1)	0% - 22% (13%)

(Dollars in thousands)	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$9,550	Appraisals of collateral	Discount for costs to sell	0% - 50% (11%)
			Appraisal adjustments (1)	0% - 27% (18%)
Property acquired through foreclosure or repossession	$1,073	Appraisals of collateral	Discount for costs to sell	0% - 10% (5%)
			Appraisal adjustments (1)	15% - 34% (21%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2013 and 2012 that reflect the credit and interest rate risk inherent in the loan. The fair value of floating rate commercial and consumer loans approximates carrying value. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using market prices for sales of similar loans in the secondary market. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. Loans are classified within Level 3 of the fair value hierarchy.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2013 and 2012. The tables exclude financial instruments for which the carrying value approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock, accrued interest receivable and bank-owned life insurance. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, other borrowings and accrued interest payable.

(Dollars in thousands)			Fair Value Measurements
December 31, 2013	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$29,905	$29,865	$—	$29,865	$—
Loans, net of allowance for loan losses	2,434,998	2,479,527	—	—	2,479,527
Loan servicing rights (1)	2,698	2,767	—	—	2,767

Financial Liabilities:
Time deposits	$790,762	$797,748	$—	$797,748	$—
FHLBB advances	288,082	308,317	—	308,317	—
Junior subordinated debentures	22,681	16,282	—	16,282	—

(1)	The carrying value of loan servicing rights is net of $69 thousand in reserves as of December 31, 2013. The estimated fair value does not include such adjustment.

(Dollars in thousands)			Fair Value Measurements
December 31, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$40,381	$41,420	$—	$41,420	$—
Loans, net of allowance for loan losses	2,263,130	2,350,153	—	—	2,350,153
Loan servicing rights (1)	1,110	1,275	—	—	1,275

Financial Liabilities:
Time deposits	$870,232	$879,705	$—	$879,705	$—
FHLBB advances	361,172	392,805	—	392,805	—
Junior subordinated debentures	32,991	23,371	—	23,371	—

(1)	The carrying value of loan servicing rights is net of $165 thousand in reserves as of December 31, 2012. The estimated fair value does not include such adjustment.

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

In September 2013, the Corporation amended its defined benefit pension plans primarily to freeze benefit accruals after a ten-year transition period ending in December 2023. As a result, the plans were remeasured in September 2013 and a curtailment was recognized, which reduced the projected benefit obligations by $4.4 million. The impact of this was primarily recognized in other comprehensive income.

The plan is funded on a current basis, in compliance with the requirements of ERISA.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $7.5 million and $8.3 million are included in the Consolidated Balance Sheets at December 31, 2013 and 2012, respectively.

Pension benefit cost and benefit obligations are developed from actuarial valuations.  Two critical assumptions in determining pension expense and obligations are the discount rate and the expected long-term rate of return on plan assets.  We evaluate these assumptions at least annually.  The discount rate is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans.  Future decreases in discount rates would increase the present value of pension obligations and increase our pension costs.  Future decreases in the long-term rate of return assumption on plan assets would increase pension costs and, in general, may increase the requirement to make funding contributions to the plans.

The following table sets forth the plans’ projected benefit obligations, fair value of plan assets and funded status as of and for the years ended:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of period	$70,615	$57,257	$12,569	$11,321
Service cost	2,720	2,574	181	150
Interest cost	2,883	2,823	462	503
Actuarial (gain) loss	(8,809)	9,535	(1,332)	1,315
Benefits paid	(2,004)	(1,440)	(736)	(720)
Administrative expenses	(182)	(134)	—	—
Curtailments	(4,061)	—	(360)	—
Benefit obligation at end of period	$61,162	$70,615	$10,784	$12,569
Change in Plan Assets:
Fair value of plan assets at beginning of period	$51,078	$38,330	$—	$—
Actual return on plan assets	8,168	4,322	—	—
Employer contributions	5,000	10,000	736	720
Benefits paid	(2,004)	(1,440)	(736)	(720)
Administrative expenses	(182)	(134)	—	—
Fair value of plan assets at end of period	$62,060	$51,078	$—	$—
Funded (unfunded) status at end of period	$898	($19,537)	($10,784)	($12,569)
The funded status of the qualified pension plan has been recognized in other assets in the Consolidated Balance Sheet at December 31, 2013 and in other liabilities in the Consolidated Balance Sheet at December 31, 2012. The funded status of the non-qualified retirement plans has been recognized in other liabilities in the Consolidated Balance Sheets at December 31, 2013 and 2012.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The components of accumulated other comprehensive income related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis, are summarized below:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2013	2012	2013	2012
Net actuarial loss	$4,510	$23,144	$2,071	$3,938
Prior service credit	(130)	(221)	(3)	(5)
Total pre-tax amounts recognized in accumulated other comprehensive income	$4,380	$22,923	$2,068	$3,933

The accumulated benefit obligation for the qualified pension plan was $53.1 million and $55.8 million at December 31, 2013 and 2012, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $10.4 million and $11.3 million at December 31, 2013 and 2012, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income, on a pre-tax basis, were as follows:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost:
Service cost	$2,720	$2,574	$2,314	$181	$150	$71
Interest cost	2,883	2,823	2,578	462	503	495
Expected return on plan assets	(3,725)	(2,985)	(2,794)	—	—	—
Amortization of prior service (credit) cost	(30)	(33)	(33)	(1)	(1)	(1)
Recognized net actuarial loss	1,321	982	392	175	119	16
Curtailments	(61)	—	—	(1)	—	—
Net periodic benefit cost	$3,108	$3,361	$2,457	$816	$771	$581
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net loss (gain)	($14,572)	$7,216	$8,951	($1,506)	$1,195	$1,517
Prior service cost (credit)	30	33	33	1	1	1
Curtailments	(4,000)	—	—	(359)	—	—
Recognized in other comprehensive income	($18,542)	$7,249	$8,984	($1,864)	$1,196	$1,518
Total recognized in net periodic benefit cost and other comprehensive income	($15,434)	$10,610	$11,441	($1,048)	$1,967	$2,099

The estimated prior service credit and net loss for the qualified pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 are ($23) thousand and $461 thousand, respectively.  The estimated prior service credit and net loss for the non-qualified retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 are ($1) thousand and $71 thousand, respectively.

Assumptions
The measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2013 and 2012 were as follows:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2013	2012	2013	2012
Measurement date	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
Discount rate	4.875%	4.125%	4.600%	3.750%
Rate of compensation increase	3.750%	3.750%	3.750%	3.750%

The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2013	2012	2011	2013	2012	2011
Measurement date	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Discount rate	4.125%	5.000%	5.625%	3.800%	4.625%	5.125%
Expected long-term return on plan assets	7.250%	7.750%	8.000%	—%	—%	—%
Rate of compensation increase	3.750%	3.750%	3.750%	3.750%	3.750%	3.750%

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan’s investment practices.  The assumption is updated at least annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions.  At December 31, 2012, the measurement date used in the determination of net periodic benefit cost for 2013, the Corporation determined that a reduction to 7.25% in the expected long-term rate of return was necessary, based upon expected market performance.

The discount rate assumption for defined benefit pension plans is reset on the measurement date.  A discount rate was selected for each plan by matching expected future benefit payments stream to a yield curve based on a selection of high-quality fixed-income debt securities.

Plan Assets
The following table presents the fair values of the qualified pension plan’s assets at December 31, 2013:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,236	$—	$—	$2,236
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	—	2,025	—	2,025
States and political subdivisions	—	2,218	—	2,218
Corporate bonds	—	11,069	—	11,069
Common stocks	24,406	—	—	24,406
Mutual funds	20,106	—	—	20,106
Total plan assets	$46,748	$15,312	$—	$62,060

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2013 and 2012, the qualified pension plan did not have any securities in the Level 3 category.

The asset allocations of the qualified pension plan at December 31, 2013 and 2012, by asset category were as follows:

December 31,	2013	2012
Asset Category:
Equity securities	63.8%	55.0%
Fixed securities	32.6%	30.9%
Cash and cash equivalents	3.6%	14.1%
Total	100.0%	100.0%

The assets of the qualified defined benefit pension plan trust (the “Pension Trust”) are managed to balance the needs of cash flow requirements and long-term rate of return.  Cash inflow is typically comprised of invested income from portfolio holdings and Bank contributions, while cash outflow is for the purpose of paying plan benefits and certain plan expenses.  As early as possible each year, the trustee is advised of the projected schedule of employer contributions and estimations of benefit payments.  As a general rule, the trustee shall invest the funds so as to produce sufficient income to cover benefit payments and maintain a funded status that exceeds the regulatory requirements for tax-qualified defined benefit plans.

The investment philosophy used for the Pension Trust emphasizes consistency of results over an extended market cycle, while reducing the impact of the volatility of the security markets upon investment results.  The assets of the Pension Trust should be protected by substantial diversification of investments, providing exposure to a wide range of quality investment opportunities in various asset classes, with a high degree of liquidity.

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

Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution.  The Corporation expects to contribute $3.0 million to the qualified pension plan in 2014.  In addition, the Corporation expects to contribute $751 thousand in benefit payments to the non-qualified retirement plans in 2014.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans
2014	$3,832	$751
2015	3,276	770
2016	3,550	770
2017	3,029	764
2018	3,077	757
Years 2019 - 2022	18,244	3,801

401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, will receive a non-elective employer contribution of 4%.  Total employer matching contributions under this plan amounted to $1.6 million, $1.4 million and $1.2 million in 2013, 2012 and 2011, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on individual, business line and/or corporate performance targets (measured in terms of the Corporation’s net income, earnings per share and return on equity).  Total incentive based compensation amounted to $13.4 million, $13.5 million and $10.7 million in 2013, 2012 and 2011, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $7.1 million and $6.2 million at December 31, 2013 and 2012, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets.

(16) Share-Based Compensation Arrangements
Washington Trust’s share-based compensation plans are described below.

The 2013 Stock Option and Incentive Plan (“2013 Plan”) was approved on April 23, 2013. Under the 2013 Plan, the maximum number of shares of the Bancorp’s common stock to be issued is 1,748,250. The 2013 Plan permits the granting of stock options and other equity incentives to officers, employees, directors and other key persons.

The 2003 Stock Incentive Plan (the “2003 Plan”) was amended and restated and approved by shareholders in April 2009.  The 2003 Plan amendments included increasing the maximum number of shares of Bancorp’s common stock to be issued under the 2003 Plan from 600,000 shares to 1,200,000 shares and increasing the number of shares that can be issued in the form of awards other than share options or stock appreciation rights from 200,000 to 400,000.  The 2003 Plan permits the granting of stock options and other equity incentives to officers, employees, directors and other key persons.

The 1997 Equity Incentive Plan, as amended (the “1997 Plan”), was approved by shareholders in April 1997 and provided for the granting of stock options and other equity incentives to key employees, directors, advisors and consultants.  The 1997 Plan permitted share options and other equity incentives to be granted at any time until April 29, 2007.

The exercise price of each stock option may not be less than the fair market value of the Bancorp’s common stock on the date of grant, and options shall have a term of no more than ten years. Stock options are designated as either non-qualified or incentive stock options. In general, the stock option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof.  With respect only to non-qualified stock option grants issued under the 2013 Plan, the exercise may also be accomplished by withholding the exercise price from the number of shares that would otherwise be delivered upon a cash exercise of the option. The fair value of stock options on the date of grant is estimated using the Black-Scholes Option-Pricing Model.

Awards of nonvested share units, nonvested shares and nonvested performance shares are valued at the fair market value of the Bancorp’s common stock as of the award date.  Performance share awards are granted in order to provide certain officers of the Corporation the opportunity to earn shares of common stock the number of which is determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group.

Vesting of stock options and share awards may accelerate or may be subject to proportional vesting if there is a change in control, disability, retirement or death (as defined in the Plans).

Amounts recognized in the consolidated financial statements for stock options, nonvested share awards and nonvested performance shares are as follows:

(Dollars in thousands)

Years ended December 31,	2013	2012	2011
Share-based compensation expense	$1,876	$1,962	$1,394
Related income tax benefit	$673	$700	$497

Compensation expense for stock options and nonvested shares is recognized over the service period based on the fair value at the date of grant.  Nonvested performance share compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change.  If the goals are not met, no compensation cost will be recognized and any recognized compensation costs will be reversed.

Stock Options
During 2013, the Corporation granted to certain key employees 54,600 non-qualified stock options with three-year cliff vesting.  During 2012, the Corporation granted to certain key employees 106,775 non-qualified stock options with three- to five-year cliff vesting. During 2011, the Corporation granted to certain key employees 57,450 non-qualified stock options with three-year cliff vesting.

The following assumptions were used in determining the grant date fair value of the stock option awards granted:

	2013	2012	2011
Expected term (years)	8	9	9
Expected dividend yield	3.77%	3.45%	3.33%
Weighted average expected volatility	42.85%	42.97%	41.90%
Weighted average risk-free interest rate	2.46%	1.53%	3.05%
Weighted average grant-date fair value	$10.35	$7.46	$7.46

Washington Trust uses historical data to estimate stock option exercise and employee departure behavior used in the option-pricing model; groups of employees that have similar historical behavior are considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the stock option was based on the U.S. Treasury yield curve in effect at the date of grant.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

A summary of the status of Washington Trust’s stock options outstanding as of and the year ended December 31, 2013 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Beginning of period	645,797	$23.58
Granted	54,600	32.77
Exercised	(258,351)	23.97
Forfeited or expired	(13,658)	24.46
End of period	428,388	$24.50	5.9	$5,451
At end of period;
Options exercisable	206,938	$24.20	3.4	$2,694
Options expected to vest in future periods	221,450	$24.77	8.3	$2,757

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

Additional information concerning options outstanding and options exercisable at December 31, 2013 is summarized as follows:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$16.39 to $19.66	65,282	6.0	$17.59	44,282	$17.44
$19.67 to $22.94	55,700	7.3	21.71	1,500	21.71
$22.95 to $26.22	159,192	6.6	23.70	67,542	24.12
$26.23 to $29.49	93,614	1.6	27.50	93,614	27.50
$29.50 to $32.77	54,600	9.8	32.77	—	—
	428,388	5.9	$24.50	206,938	$25.20

The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.7 million, $812 thousand and $493 thousand, respectively.

Nonvested Shares
During 2013 and 2012, the Corporation granted to directors and certain key employees 24,400 and 29,725 nonvested share units, respectively, with three- to five-years cliff vesting.  During 2011, the Corporation granted to certain key employees 31,950 nonvested share units with three-year cliff vesting.

A summary of the status of Washington Trust’s nonvested shares as of and for the year ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	108,775	$20.82
Granted	24,400	29.90
Vested	(40,089)	18.30
Forfeited	(2,561)	22.14
End of period	90,525	$24.34

Nonvested Performance Shares
During 2013, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation.  The performance shares awarded were valued at $26.05 and will be earned over a three-year performance period. The current assumption based on the most recent peer group information results in the shares earned at 150% of the target, or 45,225 shares.

During 2012, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation.  The performance shares awarded were valued at $23.65 and will be earned over a three-year performance period. The current assumption based on the most recent peer group information results in the shares earned at 154% of the target, or 38,654 shares.

During 2011, a performance share award was granted to an executive officer providing the opportunity to earn shares of common stock of the Corporation.  The performance shares awarded were valued at $21.62 and will be earned over a three-year performance period. The current assumption based on the most recent peer group information results in the shares earned at 150% of the target, or 40,238 shares.

A summary of the status of Washington Trust’s performance share awards as of and for the year ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	119,020	$21.45
Granted	49,138	26.37
Vested	(17,975)	15.11
Forfeited	(26,066)	23.59
End of period	124,117	$23.87

As of December 31, 2013, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.1 years.

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
December 31, 2013 and 2012

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)
Year ended December 31, 2013	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income	$79,633	$7	$12,145	$91,785
Noninterest income	30,769	31,825	(514)	62,080
Total income	110,402	31,832	11,631	153,865

Provision for loan losses	2,400	—	—	2,400
Depreciation and amortization expense	2,473	1,277	213	3,963
Other noninterest expenses	61,976	20,494	12,352	94,822
Total noninterest expenses	64,449	21,771	12,565	98,785
Income (loss) before income taxes	43,553	10,061	(934)	52,680
Income tax expense (benefit)	14,598	3,724	(1,795)	16,527
Net income	$28,955	$6,337	$861	$36,153

Total assets at period end	$2,517,059	$50,297	$621,511	$3,188,867
Expenditures for long-lived assets	$1,286	$112	$93	$1,491

(Dollars in thousands)
Year ended December 31, 2012	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income	$79,505	$17	$11,174	$90,696
Noninterest income	31,727	29,640	3,847	65,214
Total income	111,232	29,657	15,021	155,910

Provision for loan losses	2,700	—	—	2,700
Depreciation and amortization expense	2,384	1,272	285	3,941
Other noninterest expenses	62,963	19,584	15,850	98,397
Total noninterest expenses	65,347	20,856	16,135	102,338
Income (loss) before income taxes	43,185	8,801	(1,114)	50,872
Income tax expense (benefit)	14,670	3,296	(2,168)	15,798
Net income	$28,515	$5,505	$1,054	$35,074

Total assets at period end	$2,436,280	$51,730	$583,874	$3,071,884
Expenditures for long-lived assets	$4,082	$877	$151	$5,110

(Dollars in thousands)
Year ended December 31, 2011	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$75,967	($1)	$8,989	$84,955
Noninterest income	21,806	28,306	2,652	52,764
Total income	97,773	28,305	11,641	137,719

Provision for loan losses	4,700	—	—	4,700
Depreciation and amortization expense	2,512	1,330	283	4,125
Other noninterest expenses	55,543	19,041	11,664	86,248
Total noninterest expenses	58,055	20,371	11,947	90,373
Income (loss) before income taxes	35,018	7,934	(306)	42,646
Income tax expense (benefit)	11,781	2,957	(1,816)	12,922
Net income	$23,237	$4,977	$1,510	$29,724

Total assets at period end	$2,257,326	$51,104	$755,668	$3,064,098
Expenditures for long-lived assets	$2,982	$493	$169	$3,644

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

(18) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2013	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($10,586)	($3,778)	($6,808)
Net (gains) losses on securities classified into earnings (1)	294	106	188
Net change in fair value of securities available for sale	(10,292)	(3,672)	(6,620)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	3,195	1,146	2,049
Cash flow hedges:
Changes in fair value of cash flow hedges	(58)	(23)	(35)
Net cash flow hedge losses reclassified into earnings (3)	657	234	423
Change in the fair value of cash flow hedges	599	211	388
Defined benefit plan obligation adjustment (4)	20,406	7,277	13,129
Total other comprehensive income	$13,908	$4,962	$8,946

(Dollars in thousands)
Year ended December 31, 2012	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($4,125)	($1,459)	($2,666)
Net (gains) losses on securities classified into earnings (1)	(1,195)	(427)	(768)
Net change in fair value of securities available for sale	(5,320)	(1,886)	(3,434)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	193	68	125
Cash flow hedges:
Changes in fair value of cash flow hedges	(521)	(188)	(333)
Net cash flow hedge losses reclassified into earnings (3)	706	252	454
Change in the fair value of cash flow hedges	185	64	121
Defined benefit plan obligation adjustment (4)	(8,445)	(3,029)	(5,416)
Total other comprehensive income	($13,387)	($4,783)	($8,604)

(Dollars in thousands)
Year ended December 31, 2011	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$2,620	$998	$1,622
Net (gains) losses on securities classified into earnings (1)	(644)	(229)	(415)
Net change in fair value of securities available for sale	1,976	769	1,207
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	137	49	88
Cash flow hedges:
Changes in fair value of cash flow hedges	(1,464)	(522)	(942)
Net cash flow hedge losses reclassified into earnings (3)	755	269	486
Net change in the fair value of cash flow hedges	(709)	(253)	(456)
Defined benefit plan obligation adjustment (4)	(10,502)	(3,743)	(6,759)
Total other comprehensive income	($9,098)	($3,178)	($5,920)

(1) Reported as total other-than-temporary impairment losses on securities in the Consolidated Statements of Income.
(2) Reported as the portion of loss recognized in other comprehensive income in the Consolidated Statements of Income.
(3) Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.
(4) Included in salaries and employee benefits expense in the Consolidated Statements of Income.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the year ended December 31, 2013:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2012	$9,709	($1,937)	($1,006)	($17,265)	($10,499)
Other comprehensive income before reclassifications	(6,808)	—	(35)	—	(6,843)
Amounts reclassified from accumulated other comprehensive income	188	2,049	423	13,129	15,789
Net other comprehensive income (loss)	(6,620)	2,049	388	13,129	8,946
Balance at December 31, 2013	$3,089	$112	($618)	($4,136)	($1,553)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2011 and 2012:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at January 1, 2011	$11,936	($2,150)	($671)	($5,090)	$4,025
Period change, net of tax	1,207	88	(456)	(6,759)	(5,920)
Balance at December 31, 2011	$13,143	($2,062)	($1,127)	($11,849)	($1,895)
Period change, net of tax	(3,434)	125	121	(5,416)	(8,604)
Balance at December 31, 2012	$9,709	($1,937)	($1,006)	($17,265)	($10,499)

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

The calculation of earnings per common share is presented below:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2013	2012	2011
Net income	$36,153	$35,074	$29,724
Less:
Dividends and undistributed earnings allocated to participating securities	(155)	(160)	(112)
Net income applicable to common shareholders	35,998	34,914	29,612

Weighted average basic common shares	16,506	16,358	16,254
Dilutive effect of:
Common stock equivalents	158	43	30
Weighted average diluted common shares	16,664	16,401	16,284

Earnings per common share:
Basic	$2.18	$2.13	$1.82
Diluted	$2.16	$2.13	$1.82

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 23 thousand, 357 thousand and 371 thousand for 2013, 2012 and 2011, respectively.

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

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)
December 31,	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$259,061	$223,426
Home equity lines	198,432	184,941
Other loans	35,175	30,504
Standby letters of credit	1,363	1,039
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	17,910	67,792
Commitments to sell fixed rate mortgage loans	29,364	116,162
Customer related derivative contracts:
Interest rate swaps with customers	105,582	70,493
Mirror swaps with counterparties	105,582	70,493
Interest rate risk management contract:
Interest rate swap	22,681	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At December 31, 2013 and 2012, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $1.4 million and $1.0 million, respectively.  At December 31, 2013 and 2012, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit totaled $23 thousand in 2013, compared to $94 thousand in 2012 and $153 thousand in 2011.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

At December 31, 2013 and 2012, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

Leases
At December 31, 2013, the Corporation was committed to rent premises used in banking operations under non-cancelable operating leases.  Rental expense under the operating leases amounted to $2.8 million, $2.8 million and $1.9 million for December 31, 2013, 2012 and 2011, respectively.  The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)
Years ending December 31:	2014	$2,542
	2015	1,944
	2016	1,604
	2017	1,462
	2018	1,143
	2019 and thereafter	13,490
Total minimum lease payments		$22,185

Lease expiration dates range from five months to 25 years, with renewal options on certain leases of six months to 25 years.

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

Other
When selling a residential real estate mortgage loan or acting as originating agent on behalf of a third party, Washington Trust generally makes various representations and warranties. The specific representations and warranties depend on the nature of the transaction and the requirements of the buyer.  Contractual liability may arise when the representations and warranties are breached.  In the event of a breach of these representations and warranties, Washington Trust may be required to either repurchase the residential real estate mortgage loan (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify (“make-whole”) the investor for its losses. In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan.

Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  The unpaid principal balance of loans repurchased due to representation and warranty claims as of December 31, 2013 was $682 thousand compared to $843 thousand at December 31, 2012. In 2013 and 2012, rebates of premiums for loans sold that were paid off within a contractually agreed upon of period of time were insignificant. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $275 thousand and $250 thousand at December 31, 2013 and December 31, 2012 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

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

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2013	2012
Assets:
Cash on deposit with bank subsidiary	$2,126	$1,694
Interest-bearing balances due from banks	1,569	1,970
Investment in subsidiaries at equity value	349,342	325,717
Dividends receivable from subsidiaries	4,606	4,198
Other assets	494	891
Total assets	$358,137	$334,470
Liabilities:
Junior subordinated debentures	$22,681	$32,991
Dividends payable	4,756	4,152
Other liabilities	1,054	1,675
Total liabilities	28,491	38,818
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,613,561 shares in 2013 and 16,379,771 shares in 2012	1,038	1,024
Paid-in capital	97,566	91,453
Retained earnings	232,595	213,674
Accumulated other comprehensive loss	(1,553)	(10,499)
Total shareholders’ equity	329,646	295,652
Total liabilities and shareholders’ equity	$358,137	$334,470

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013 and 2012

Statements of Income	(Dollars in thousands)
Years ended December 31,	2013	2012	2011
Income:
Dividends from subsidiaries	$24,481	$16,188	$14,439
Other income	20	3	2
Total income	24,501	16,191	14,441
Expenses:
Interest on junior subordinated debentures	1,484	1,570	1,568
Legal and professional fees	145	127	118
Other	279	279	257
Total expenses	1,908	1,976	1,943
Income before income taxes	22,593	14,215	12,498
Income tax benefit	661	682	669
Income before equity in undistributed earnings of subsidiaries	23,254	14,897	13,167
Equity in undistributed earnings of subsidiaries	12,899	20,177	16,557
Net income	$36,153	$35,074	$29,724

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2013	2012	2011
Cash flow from operating activities:
Net income	$36,153	$35,074	$29,724
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(12,899)	(20,177)	(16,557)
Increase in dividend receivable	(408)	(298)	(660)
Decrease (increase) in other assets	397	77	(246)
(Decrease) increase in accrued expenses and other liabilities	(621)	(215)	281
Other, net	(214)	(237)	(115)
Net cash provided by operating activities	22,408	14,224	12,427
Cash flows from investing activities:
Repayment of equity investment in capital trust	310	—	—
Net cash used in investing activities	310	—	—
Cash flows from financing activities:
Issuance of treasury stock, including net deferred compensation plan activity	30	—	—
Proceeds from issuance of common stock under dividend reinvestment plan	—	—	754
Proceeds from stock option exercises and issuance of other equity instruments	3,651	1,257	885
Tax benefit from stock option exercises and other equity instrument issuances	570	210	115
Repayment of junior subordinated debentures	(10,310)	—	—
Cash dividends paid	(16,628)	(15,133)	(14,205)
Net cash used in financing activities	(22,687)	(13,666)	(12,451)
Net increase (decrease) in cash	31	558	(24)
Cash at beginning of year	3,664	3,106	3,130
Cash at end of year	$3,695	$3,664	$3,106

(22) Subsequent Event
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a gain of approximately $6.3 million; after-tax $4.0 million, or $0.24 per diluted share.  In addition, Washington Trust expects to incur divestiture related costs of approximately $359 thousand; after-tax $230 thousand, or $0.01 per diluted share, in the first quarter of 2014. The Corporation will also have the opportunity to earn additional referral revenues during the ten-year period following the transaction.

Washington Trust has also entered into transactions in March 2014 involving the prepayment of FHLBB advances totaling approximately $99.3 million, resulting in debt prepayment penalty expense of approximately $6.3 million; after-tax $4.0 million, or $0.24 per diluted share.  The weighted average rate of these FHLBB advances was 3.01% with a weighted average remaining term of thirty-six months.  The funding was primarily replaced with lower cost borrowings from other wholesale funding sources and existing on balance sheet liquidity.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2013.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
None.
PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item appears under the captions “Election of Directors (Proposal No. 1),” “Board of Directors and Committees – Board Committees – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 13, 2014 prepared for the Annual Meeting of Shareholders to be held April 22, 2014, which is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.

ITEM 11.  Executive Compensation.
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Director Compensation Table,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Election of Directors (Proposal No. 1)” in the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2013 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1997 Plan, the 2003 Plan, the 2013 Plan, and the Amended and Restated Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders (2)	693,263 (3)	$24.50	(4)	1,862,344 (5)
Equity compensation plans not approved by security holders (6)	3,963	N/A	(7)	N/A
Total	697,226	$24.50	(4) (7)	1,862,344

(1)	Does not include any shares already reflected in the Bancorp’s outstanding shares.

(2)
Consists of the 1997 Plan, the 2003 Plan and the 2013 Plan. Under the 2013 Plan, the grant of any full value award (an award other than an option or a stock appreciation award) shall be deemed, for the purposes determining the number of shares of stock available for issuance, as an award of 1.85 shares of stock for each such share subject to the award.

(3)
For performance share awards, amounts included represent the maximum amount of performance shares that could be issued under existing awards.  The actual shares issued may differ based on the attainment of performance goals.

(4)	Does not include the effect of the nonvested share units awarded under the 1997 Plan, the 2003 Plan and the 2013 Plan because these units do not have an exercise price.

(5)	Includes up to 30,726 securities that may be issued in the form of nonvested shares under the 2003 Plan.

(6)	Consists of the Deferred Compensation Plan, which is described below.

(7)	Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan, as such units do not have any exercise price.

The Deferred Compensation Plan
The Deferred Compensation Plan has not been approved by our shareholders.

The Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.

The Deferred Compensation Plan was included as part of Exhibit 10.1 to the Bancorp’s Form S-8 Registration Statement (File No. 333-146388) filed with the SEC on September 28, 2007.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Corporate Governance – Director Independence” in the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the caption “Independent Registered Public Accounting Firm” in the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

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

10.1	The Registrant’s 1997 Equity Incentive Plan – Filed as Exhibit 10.f to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1) (2)
10.2	Amendment to the Registrant’s 1997 Equity Incentive Plan – Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. (1) (2)
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

10.13	The Registrant’s 2013 Stock Incentive Plan – Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2013. (1) (2)
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

10.30	Amended and Restated Supplemental Pension Benefit Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.31	Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.32	Form and terms of Executive Severance Agreement – Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.33
Form and terms of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees)  – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. (1) (2)

10.34
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (1) (2)

10.35
Share Purchase Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2008. (1)

10.36
2003 Stock Incentive Plan as Amended and Restated - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2009. (1) (2)

10.37	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (1) (2)
10.38
Compensatory agreement with an executive officer, dated July 16, 2009 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2009. (1) (2)

10.39
Terms of Change in Control Agreement with an executive officer, dated September 21, 2009 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009. (1) (2)

10.40
Terms of Deferred Stock Unit Award Agreement with an executive officer, dated January 20, 2010 – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. (1) (2)

10.41
Terms of Change in Control Agreement with an executive officer, dated December 21, 2010 – Filed as exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (1) (2)

10.42
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 18, 2011 – Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (1) (2)

10.43
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 17, 2012 – Filed as exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1) (2)

10.44
Compensatory agreement with an executive officer, dated June 20, 2012 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2012. (1) (2)

10.45
Terms of Change in Control Agreement with an executive officer, dated January 10, 2013 – Filed as exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (1) (2)

10.46
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 22, 2013 – Filed as exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (1) (2)

10.47
Compensatory agreement with an executive officer, dated September 19, 2013 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2013. (1) (2)

10.48
Separation Agreement with an executive officer, dated June 12, 2013 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 12, 2013. (1) (2)

10.49	Amendment to Supplemental Pension Benefit Plan – Filed herewith. (2)
10.50	Amended and Restated Annual Performance Plan, dated December 16, 2013 – Filed herewith. (2)
10.51	Amended and Restated Wealth Management Business Building Incentive Plan, dated March 3, 2014 – Filed herewith (2)
10.52	Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated March 3, 2014 – Filed herewith. (2)
14.1	Amended and Restated Code of Ethics and Standards of Personal Conduct, dated December 19, 2013 – Filed herewith.
21.1	Subsidiaries of the Registrant – Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (1)
23.1	Consent of Independent Accountants – Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (4)

(1)
Not filed herewith.  In accordance with Rule 12b-32 promulgated pursuant to the Exchange Act, reference is made to the documents previously filed with the SEC, which are incorporated by reference herein.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	March 7, 2014	By	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer (principal executive officer)

Date:	March 7, 2014	By	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer (principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 7, 2014	/s/ John J. Bowen
John J. Bowen, Director

Date:	March 7, 2014	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	March 7, 2014	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	March 7, 2014	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date:	March 7, 2014	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date:	March 7, 2014	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	March 7, 2014	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	March 7, 2014	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date:	March 7, 2014	/s/ H. Douglas Randall III
H. Douglas Randall, III, Director

Date:	March 7, 2014	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	March 7, 2014	/s/ Patrick J. Shanahan, Jr.
Patrick J. Shanahan, Jr., Director

Date:	March 7, 2014	/s/ John F. Treanor
John F. Treanor, Director

Date:	March 7, 2014	/s/ John C. Warren
John C. Warren, Director