Form 10-Q
period 2014-03-31
WASHINGTON TRUST BANCORP INC
filed 2014-05-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2014 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock of the registrant outstanding as of April 30, 2014 was 16,675,272.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS (unaudited)	except par value)

	March 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$104,738	$81,939
Short-term investments	3,419	3,378
Mortgage loans held for sale, at fair value	10,409	11,636
Securities:
Available for sale, at fair value	361,000	392,903
Held to maturity, at amortized cost (fair value $29,180 in 2014 and $29,865 in 2013)	28,889	29,905
Total securities	389,889	422,808
Federal Home Loan Bank stock, at cost	37,730	37,730
Loans:
Commercial	1,337,283	1,363,335
Residential real estate	810,393	772,674
Consumer	330,927	326,875
Total loans	2,478,603	2,462,884
Less allowance for loan losses	27,043	27,886
Net loans	2,451,560	2,434,998
Premises and equipment, net	25,909	25,402
Investment in bank-owned life insurance	57,118	56,673
Goodwill	58,114	58,114
Identifiable intangible assets, net	5,329	5,493
Other assets	49,931	50,696
Total assets	$3,194,146	$3,188,867
Liabilities:
Deposits:
Demand deposits	$445,570	$440,785
NOW accounts	311,461	309,771
Money market accounts	704,434	666,646
Savings accounts	293,322	297,357
Time deposits	836,867	790,762
Total deposits	2,591,654	2,505,321
Federal Home Loan Bank advances	203,429	288,082
Junior subordinated debentures	22,681	22,681
Other liabilities	40,524	43,137
Total liabilities	2,858,288	2,859,221
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,634,985 shares in 2014 and 16,613,561 shares in 2013	1,040	1,038
Paid-in capital	98,596	97,566
Retained earnings	236,999	232,595
Accumulated other comprehensive loss	(777)	(1,553)
Total shareholders’ equity	335,858	329,646
Total liabilities and shareholders’ equity	$3,194,146	$3,188,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

	Three months ended March 31,	2014	2013
	Interest income:
	Interest and fees on loans	$25,589	$25,223
Interest on securities:	Taxable	2,942	2,845
	Nontaxable	582	659
	Dividends on Federal Home Loan Bank stock	142	38
	Other interest income	35	28
	Total interest and dividend income	29,290	28,793
	Interest expense:
	Deposits	2,969	3,194
	Federal Home Loan Bank advances	2,241	2,737
	Junior subordinated debentures	241	390
	Other interest expense	3	5
	Total interest expense	5,454	6,326
	Net interest income	23,836	22,467
	Provision for loan losses	300	600
	Net interest income after provision for loan losses	23,536	21,867
	Noninterest income:
	Wealth management revenues	8,065	7,474
	Merchant processing fees	1,291	1,977
	Net gains on loan sales and commissions on loans originated for others	1,239	4,166
	Service charges on deposit accounts	754	791
	Card interchange fees	681	599
	Income from bank-owned life insurance	445	467
	Net gains on interest rate swap contracts	260	19
	Equity in earnings (losses) of unconsolidated subsidiaries	(43)	39
	Gain on sale of business line	6,265	—
	Other income	413	406
	Noninterest income, excluding other-than-temporary impairment losses	19,370	15,938
	Total other-than-temporary impairment losses on securities	—	(613)
	Portion of loss recognized in other comprehensive income (before tax)	—	(2,159)
	Net impairment losses recognized in earnings	—	(2,772)
	Total noninterest income	19,370	13,166
	Noninterest expense:
	Salaries and employee benefits	14,558	15,442
	Net occupancy	1,640	1,514
	Equipment	1,236	1,244
	Merchant processing costs	1,050	1,673
	Outsourced services	1,044	841
	Legal, audit and professional fees	618	608
	FDIC deposit insurance costs	440	431
	Advertising and promotion	232	355
	Amortization of intangibles	164	173
	Foreclosed property costs	(22)	47
	Debt prepayment penalties	6,294	—
	Other expenses	2,038	1,856
	Total noninterest expense	29,292	24,184
	Income before income taxes	13,614	10,849
	Income tax expense	4,316	3,428
	Net income	$9,298	$7,421

	Weighted average common shares outstanding - basic	16,626	16,401
	Weighted average common shares outstanding - diluted	16,800	16,449
Per share information:	Basic earnings per common share	$0.56	$0.45
	Diluted earnings per common share	$0.55	$0.45
	Cash dividends declared per share	$0.29	$0.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Three months ended March 31,	2014	2013
Net income	$9,298	$7,421
Other comprehensive income, net of tax:
Securities available for sale:
Changes in fair value of securities available for sale	612	(1,053)
Net losses on securities reclassified into earnings	—	393
Net change in fair value of securities available for sale	612	(660)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings	—	1,384
Cash flow hedges:
Change in fair value of cash flow hedges	(16)	(2)
Net cash flow hedge losses reclassified into earnings	92	122
Net change in fair value of cash flow hedges	76	120
Defined benefit plan obligation adjustment	88	337
Total other comprehensive income, net of tax	776	1,181
Total comprehensive income	$10,074	$8,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2013	16,380	$1,024	$91,453	$213,674	($10,499)	$295,652
Net income				7,421		7,421
Total other comprehensive income, net of tax					1,181	1,181
Cash dividends declared				(4,175)		(4,175)
Share-based compensation			581			581
Deferred compensation plan	2	—	30			30
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	43	3	598			601
Balance at March 31, 2013	16,425	$1,027	$92,662	$216,920	($9,318)	$301,291

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2014	16,614	$1,038	$97,566	$232,595	($1,553)	$329,646
Net income				9,298		9,298
Total other comprehensive income, net of tax					776	776
Cash dividends declared				(4,894)		(4,894)
Share-based compensation			491			491
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	21	2	539			541
Balance at March 31, 2014	16,635	$1,040	$98,596	$236,999	($777)	$335,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,	2014	2013
	Cash flows from operating activities:
	Net income	$9,298	$7,421
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	300	600
	Depreciation of premises and equipment	783	847
	Foreclosed and repossessed property valuation adjustments	12	20
	Net amortization of premium and discount	219	460
	Net amortization of intangibles	164	173
	Share-based compensation	491	581
	Income from bank-owned life insurance	(445)	(467)
	Net gain on sale of business line	(6,265)	—
	Net gains on loan sales and commissions on loans originated for others	(1,239)	(4,166)
	Net impairment losses recognized in earnings	—	2,772
	Net gains on interest rate swap contracts	(260)	(19)
	Equity in losses (earnings) of unconsolidated subsidiaries	43	(39)
	Proceeds from sales of loans	48,296	138,729
	Loans originated for sale	(46,159)	(114,244)
	(Increase) decrease in other assets	(93)	2,050
	Decrease in other liabilities	(3,723)	(10,945)
	Net cash provided by operating activities	1,422	23,773
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	—	(1,036)
	Other investment securities available for sale	—	(203)
Proceeds from sale of:	Other investment securities available for sale	547	—
Maturities and principal payments of:	Mortgage-backed securities available for sale	11,313	23,934
	Other investment securities available for sale	20,844	690
	Mortgage-backed securities held to maturity	960	3,328
	Remittance of Federal Home Loan Bank stock	—	2,688
	Net proceeds from the sale of business line	6,305	—
	Proceeds received and deferred in connection with sale of business line	900	—
	Net increase in loans	(13,584)	(26,102)
	Purchases of loans, including purchased interest	(2,934)	(3,442)
	Proceeds from the sale of property acquired through foreclosure or repossession	659	460
	Purchases of premises and equipment	(1,291)	(427)
	Net cash provided by (used in) investing activities	23,719	(110)
	Cash flows from financing activities:
	Net increase in deposits	86,333	7,010
	Net decrease in other borrowings	(11)	(1,003)
	Proceeds from Federal Home Loan Bank advances	54,000	100,000
	Repayment of Federal Home Loan Bank advances	(138,653)	(119,954)
	Proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	496	555
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	45	76
	Cash dividends paid	(4,511)	(3,963)
	Net cash used in financing activities	(2,301)	(17,279)
	Net increase in cash and cash equivalents	22,840	6,384
	Cash and cash equivalents at beginning of period	85,317	92,650
	Cash and cash equivalents at end of period	$108,157	$99,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31,	2014	2013
Noncash Investing and Financing Activities:
Loans charged off	$1,223	$374
Loans transferred to property acquired through foreclosure or repossession	421	1,050
Supplemental Disclosures:
Interest payments	$5,175	$6,260
Income tax payments	265	103

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Information
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

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses, the review of goodwill and other intangible assets for impairment and the assessment of investment securities for impairment.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(2)	Recently Issued Accounting Pronouncements
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
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $6.5 million at March 31, 2014 and $6.7 million at December 31, 2013 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of March 31, 2014 and December 31, 2013, cash and due from banks included interest-bearing deposits in other banks of $61.2 million and $51.8 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(4)	Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$39,487	$391	$—	$39,878
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	218,882	8,753	(89)	227,546
Obligations of states and political subdivisions	59,826	2,110	—	61,936
Individual name issuer trust preferred debt securities	30,724	—	(5,344)	25,380
Corporate bonds	6,124	144	(8)	6,260
Total securities available for sale	$355,043	$11,398	($5,441)	$361,000
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$28,889	$291	$—	$29,180
Total securities held to maturity	$28,889	$291	$—	$29,180
Total securities	$383,932	$11,689	($5,441)	$390,180

(Dollars in thousands)
December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$54,474	$720	($79)	$55,115
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	230,387	8,369	(401)	238,355
Obligations of states and political subdivisions	60,659	2,200	—	62,859
Trust preferred securities:
Individual name issuers	30,715	—	(6,031)	24,684
Collateralized debt obligations	547	—	—	547
Corporate bonds	11,128	231	(16)	11,343
Total securities available for sale	$387,910	$11,520	($6,527)	$392,903
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$29,905	$14	($54)	$29,865
Total securities held to maturity	$29,905	$14	($54)	$29,865
Total securities	$417,815	$11,534	($6,581)	$422,768

At March 31, 2014 and December 31, 2013, securities available for sale and held to maturity with a fair value of $375.6 million and $397.5 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings and letters of credit, potential borrowings with the FRB, certain public deposits and for other purposes.

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

	March 31, 2014
(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$39,487	$—	$—	$—	$39,487
Weighted average yield	4.79%	—%	—%	—%	4.79%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	39,783	102,288	52,054	24,757	218,882
Weighted average yield	4.00%	3.68%	2.90%	2.34%	3.40%
Obligations of state and political subdivisions:
Amortized cost	20,769	39,057	—	—	59,826
Weighted average yield	3.85%	3.93%	—%	—%	3.90%
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	—	30,724	30,724
Weighted average yield	—%	—%	—%	1.04%	1.04%
Corporate bonds:
Amortized cost	—	5,715	409	—	6,124
Weighted average yield	—%	2.80%	2.41%	—%	2.78%
Total debt securities available for sale:
Amortized cost	$100,039	$147,060	$52,463	$55,481	$355,043
Weighted average yield	4.28%	3.71%	2.90%	1.62%	3.42%
Fair value	$102,737	$147,626	$54,176	$56,461	$361,000
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$4,226	$12,127	$8,238	$4,298	$28,889
Weighted average yield	3.00%	2.92%	2.72%	1.11%	2.60%
Fair value	$4,269	$12,249	$8,321	$4,341	$29,180

Included in the above table were debt securities with an amortized cost balance of $88.5 million and a fair value of $85.1 million at March 31, 2014 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from eighteen months to twenty-two years, with call features ranging from one month to three years.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2014	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	3	$19,796	($55)	1	$933	($34)	4	$20,729	($89)
Individual name issuer trust preferred debt securities	—	—	—	11	25,380	(5,344)	11	25,380	(5,344)
Corporate bonds	2	413	(8)	—	—	—	2	413	(8)
Total temporarily impaired securities	5	20,209	($63)	12	$26,313	($5,378)	17	$46,522	($5,441)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2013	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$9,909	($79)	—	$—	$—	1	$9,909	($79)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	7	76,748	(455)	—	—	—	7	76,748	(455)
Individual name issuer trust preferred debt securities	—	—	—	11	24,684	(6,031)	11	24,684	(6,031)
Corporate bonds	2	407	(16)	—	—	—	2	407	(16)
Total temporarily impaired securities	10	$87,064	($550)	11	$24,684	($6,031)	21	$111,748	($6,581)

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

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at March 31, 2014 were eleven trust preferred security holdings issued by seven individual companies in the financial services industry, specifically, the banking sector.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector. Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of March 31, 2014, individual name issuer trust preferred debt securities with an amortized cost of $11.9 million and unrealized losses of $2.1 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Credit-Related Impairment Losses Recognized on Debt Securities
The following table presents a rollforward of the cumulative credit-related impairment losses on debt securities held by the Corporation:

(Dollars in thousands)
Three months ended March 31,	2014	2013
Balance at beginning of period	$—	$3,325
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	—	2,772
Reductions for securities for which a liquidation notice was received during the period	—	(4,868)
Balance at end of period	$—	$1,229

The January 1, 2014 beginning balance of the cumulative credit-related impairment losses was corrected from the $6.8 million reported in our Form 10-K for the fiscal year ended December 31, 2013 to reflect the impact of the notice of liquidation of a pooled trust preferred security that occurred during the first quarter of 2013 and management’s change in intent to no longer hold its other pooled trust preferred security, which was made in December 2013.

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$788,836	32%	$796,249	32%
Construction and development (2)	24,696	1	36,289	1
Other (3)	523,751	21	530,797	22
Total commercial	1,337,283	54	1,363,335	55
Residential real estate:
Mortgages (4)	784,623	32	749,163	30
Homeowner construction	25,770	1	23,511	1
Total residential real estate	810,393	33	772,674	31
Consumer:
Home equity lines	233,728	9	231,362	9
Home equity loans	41,991	2	40,212	2
Other (4)	55,208	2	55,301	3
Total consumer	330,927	13	326,875	14
Total loans (5)	$2,478,603	100%	$2,462,884	100%

(1)	Amortizing mortgages and lines of credit, primarily secured by income producing property.

(2)	Loans for construction commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Fixed-rate consumer installment loans.

(5)
Includes net unamortized loan origination costs of $1.1 million and $879 thousand, respectively, and net unamortized premiums on purchased loans of $102 thousand and $99 thousand, respectively, at March 31, 2014 and December 31, 2013.

At March 31, 2014 and December 31, 2013, there were $1.16 billion and $1.14 billion, respectively, of loans pledged as collateral for FHLBB borrowings, line of credit and letters of credit and were collateralized for the discount window at the FRB.

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

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Mar 31, 2014	Dec 31, 2013
Commercial:
Mortgages	$2,293	$7,492
Construction and development	—	—
Other	1,198	1,291
Residential real estate:
Mortgages	8,975	8,315
Homeowner construction	—	—
Consumer:
Home equity lines	568	469
Home equity loans	474	687
Other	66	48
Total nonaccrual loans	$13,574	$18,302
Accruing loans 90 days or more past due	$—	$—

As of March 31, 2014 and December 31, 2013, nonaccrual loans of $2.1 million and $2.7 million, respectively, were current as to the payment of principal and interest.

At March 31, 2014, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
March 31, 2014	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$15	$2,238	$2,253	$786,583	$788,836
Construction and development	—	—	—	—	24,696	24,696
Other	3,351	127	428	3,906	519,845	523,751
Residential real estate:
Mortgages	2,232	1,265	5,634	9,131	775,492	784,623
Homeowner construction	—	—	—	—	25,770	25,770
Consumer:
Home equity lines	1,004	492	269	1,765	231,963	233,728
Home equity loans	351	116	366	833	41,158	41,991
Other	10	50	66	126	55,082	55,208
Total loans	$6,948	$2,065	$9,001	$18,014	$2,460,589	$2,478,603

(Dollars in thousands)	Days Past Due
December 31, 2013	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$7,492	$7,492	$788,757	$796,249
Construction and development	—	—	—	—	36,289	36,289
Other	276	302	731	1,309	529,488	530,797
Residential real estate:
Mortgages	4,040	1,285	5,633	10,958	738,205	749,163
Homeowner construction	—	—	—	—	23,511	23,511
Consumer:
Home equity lines	831	100	269	1,200	230,162	231,362
Home equity loans	448	66	349	863	39,349	40,212
Other	43	—	38	81	55,220	55,301
Total loans	$5,638	$1,753	$14,512	$21,903	$2,440,981	$2,462,884

Included in past due loans as of March 31, 2014 and December 31, 2013, were nonaccrual loans of $11.5 million and $15.6 million, respectively. All loans 90 days or more past due at March 31, 2014 and December 31, 2013 were classified as nonaccrual.

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

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
No Related Allowance Recorded:
Commercial:
Mortgages	$9,084	$998	$9,077	$998	$—	$—
Construction and development	—	—	—	—	—	—
Other	1,052	1,055	1,045	1,050	—	—
Residential real estate:
Mortgages	789	1,167	872	1,259	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$10,925	$3,220	$10,994	$3,307	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$16,045	$29,335	$18,610	$31,731	$292	$552
Construction and development	—	—	—	—	—	—
Other	1,142	1,506	1,457	1,945	297	463
Residential real estate:
Mortgages	2,735	3,122	3,037	3,507	436	463
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	93	173	91	174	1	1
Home equity loans	135	55	135	54	1	—
Other	117	127	118	130	—	2
Subtotal	$20,267	$34,318	$23,448	$37,541	$1,027	$1,481
Total impaired loans	$31,192	$37,538	$34,442	$40,848	$1,027	$1,481
Total:
Commercial	$27,323	$32,894	$30,189	$35,724	$589	$1,015
Residential real estate	3,524	4,289	3,909	4,766	436	463
Consumer	345	355	344	358	2	3
Total impaired loans	$31,192	$37,538	$34,442	$40,848	$1,027	$1,481

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class, for the periods indicated:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended March 31,	2014	2013	2014	2013
Commercial:
Mortgages	$28,340	$20,903	$165	$100
Construction and development	—	—	—	—
Other	2,366	10,635	23	64
Residential real estate:
Mortgages	3,744	4,000	14	22
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	134	263	1	3
Home equity loans	95	105	1	3
Other	125	163	2	2
Totals	$34,804	$36,069	$206	$194

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $26.4 million at both March 31, 2014 and December 31, 2013. These amounts included accrued interest of $50 thousand and $44 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $347 thousand and $556 thousand, respectively, at March 31, 2014 and December 31, 2013.

As of March 31, 2014, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents loans modified as a troubled debt restructuring during the periods indicated:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended March 31,	2014	2013	2014	2013	2014	2013
Commercial:
Mortgages	—	2	$—	$452	$—	$372
Construction and development	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
Mortgages	2	—	479	—	479	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	1	—	92	—	92
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	2	3	$479	$544	$479	$464

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)
Three months ended March 31,	2014	2013
Below market interest rate concession	$—	$314
Payment deferral	479	—
Maturity / amortization concession	—	—
Interest only payments	—	92
Combination (1)	—	138
Total	$479	$544

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the periods indicated:

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Three months ended March 31,	2014	2013	2014	2013
Commercial:
Mortgages	—	1	$—	$235
Construction and development	—	—	—	—
Other	6	—	1,191	—
Residential real estate:
Mortgages	—	—	—	—
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	1	—	32
Home equity loans	—	—	—	—
Other	—	—	—	—
Totals	6	2	$1,191	$267

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. As of March 31, 2014 and December 31, 2013, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.61 and 4.64, respectively. For non-impaired loans, the Corporation assigns a loss allocation factor to each loan, based on its risk rating for purposes of establishing an appropriate allowance for loan losses. See Note 6 for additional information.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
Mortgages	$754,727	$756,838	$23,089	$23,185	$11,020	$16,226
Construction and development	24,696	36,289	—	—	—	—
Other	504,857	507,962	15,923	19,887	2,971	2,948
Total commercial loans	$1,284,280	$1,301,089	$39,012	$43,072	$13,991	$19,174

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
Residential real estate:
Accruing mortgages	$775,648	$740,848	$—	$—
Nonaccrual mortgages	3,341	2,682	5,634	5,633
Homeowner construction	25,770	23,511	—	—
Total residential real estate loans	$804,759	$767,041	$5,634	$5,633
Consumer:
Home equity lines	$233,459	$231,093	$269	$269
Home equity loans	41,625	39,864	366	348
Other	55,142	55,262	66	39
Total consumer loans	$330,226	$326,219	$701	$656

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(6)	Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for individual loans deemed to be impaired, (2) loss allocation factors for non-impaired loans based on credit grade, historical loss experience, delinquency factors and other similar credit quality indicators, and (3) an unallocated allowance maintained for measurement imprecision and to reflect management’s consideration of other environmental factors.

Periodic assessments and revisions to the loss allocation factors used in the assignment of loss exposure are made to appropriately reflect the analysis of migrational loss experience. The Corporation analyzes historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios as of the balance sheet date. The Corporation adjusts the loss allocations for various factors it believes are not adequately presented in historical loss experience, including trends in real estate values, trends in rental rates on commercial real estate, trends in unemployment rates in primary markets, consideration of general economic conditions, and our assessments of credit risk associated with certain industries and an ongoing trend toward larger credit relationships. These factors are also evaluated taking into account the geographic location of the underlying loans. Revisions to loss allocation factors are not retroactively applied.

Loss allocations for loans deemed to be impaired are measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.

Loss allocation factors are used for non-impaired loans based on credit grade, historical loss experience, delinquency factors and other similar credit quality indicators. Individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system described in Note 5 under the caption “Credit Quality Indicators” and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. Portfolios of more homogeneous populations of loans including the various categories of residential mortgages and consumer loans are analyzed as groups, taking into account delinquency status and historical loss experience and other qualitative environmental factors for each type of credit product.

An unallocated allowance is maintained to allow for measurement imprecision attributable to uncertainty in the economic environment and ever changing conditions and to reflect management’s consideration of qualitative and quantitative assessments of other environmental factors, including, but not limited to, conditions that may affect the collateral position such as environmental matters, regulatory changes affecting the foreclosure process, as well as conditions that may affect the ability of borrowers to meet debt service requirements.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the activity in the allowance for loan losses for the periods presented:

For the three months ended March 31, 2014:
(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$6,969	$362	$5,433	$12,764	$4,700	$2,511	$7,911	$27,886
Charge-offs	(945)	—	(196)	(1,141)	(42)	(40)		(1,223)
Recoveries	6	—	26	32	35	13		80
Provision	517	(93)	(62)	362	394	81	(537)	300
Ending Balance	$6,547	$269	$5,201	$12,017	$5,087	$2,565	$7,374	$27,043

For the three months ended March 31, 2013:
(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$9,407	$224	$5,996	$15,627	$4,269	$2,684	$8,293	$30,873
Charge-offs	(114)	—	(93)	(207)	(9)	(158)		(374)
Recoveries	6	—	22	28	—	12		40
Provision	308	22	41	371	273	(49)	5	600
Ending Balance	$9,607	$246	$5,966	$15,819	$4,533	$2,489	$8,298	$31,139

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$25,089	$292	$30,292	$552
Construction & development	—	—	—	—
Other	2,186	297	2,556	463
Residential real estate	3,506	436	4,290	463
Consumer	344	2	355	3
Subtotal	$31,125	$1,027	$37,493	$1,481
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$763,747	$6,255	$765,957	$6,417
Construction & development	24,696	269	36,289	362
Other	521,565	4,904	528,241	4,970
Residential real estate	806,887	4,651	768,384	4,237
Consumer	330,583	2,563	326,520	2,508
Subtotal	$2,447,478	$18,642	$2,425,391	$18,494
Unallocated	—	7,374	—	7,911
Total	$2,478,603	$27,043	$2,462,884	$27,886

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(7)	Time Certificates of Deposit
Time certificates of deposit amounted to $836.9 million and $790.8 million, respectively, at March 31, 2014 and December 31, 2013. These amounts included wholesale brokered time certificates of deposit of $171.3 million and $98.0 million, respectively, at March 31, 2014 and December 31, 2013. In the first quarter of 2014, wholesale brokered time deposits of $80.0 million were utilized as replacement funding for the prepayment of certain FHLBB advances. These brokered time deposits had an initial weighted average cost of 0.93% and a weighted average maturity of thirty-five months. See Note 8.

The following table presents scheduled maturities of time certificates of deposit outstanding at March 31, 2014:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2014 through December 31, 2014	$388,536	0.76%
2015	185,138	1.50%
2016	119,632	1.28%
2017	65,007	1.27%
2018	52,355	1.37%
Thereafter	26,199	1.60%
Balance at March 31, 2014	$836,867	1.10%

The following table presents the amount of time certificates of deposit in denominations of $100 thousand or more at March 31, 2014, maturing during the periods indicated:

(Dollars in thousands)	Scheduled Maturity
April 1, 2014 to June 30, 2014	$142,908
July 1, 2014 to September 30, 2014	43,975
October 1, 2014 to March 31, 2015	63,771
April 1, 2015 and beyond	96,302
Balance at March 31, 2014	$346,956

(8)	Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $203.4 million and $288.1 million, respectively, at March 31, 2014 and December 31, 2013.

FHLBB advances totaling $99.3 million were prepaid in early March 2014, resulting in debt prepayment penalty expense of approximately $6.3 million.  The weighted average rate of these FHLBB advances was 3.01% with a weighted average remaining term of thirty-six months. Other wholesale funding in the form of brokered time certificates of deposits as well as existing on balance sheet liquidity were utilized as the funding source for the prepayments. See Note 7.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents maturities of FHLBB advances outstanding as of March 31, 2014:

(Dollars in thousands)
	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)
2013	$17,131	$17,131	0.61%
2014	1,569	1,569	4.89%
2015	43,130	43,130	3.10%
2016	41,045	41,045	3.16%
2017	64,803	64,803	3.85%
2018 and thereafter	35,751	35,751	4.50%
Balance at March 31, 2014	$203,429	$203,429	3.40%

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

As of March 31, 2014, the Bank also has access to an unused line of credit with the FHLBB amounting to $20.0 million. In addition, the FHLBB has issued standby letters of credit to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposit at the FHLBB. The Bank’s unused remaining available borrowing capacity at the FHLBB was approximately $654.7 million and $564.1 million, respectively, at March 31, 2014 and December 31, 2013.

(9)	Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	$324,198	13.56%	$191,264	8.00%	$239,080	10.00%
Bank	$318,860	13.35%	$191,000	8.00%	$238,875	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$296,827	12.42%	$95,632	4.00%	$143,448	6.00%
Bank	$291,489	12.20%	$95,550	4.00%	$143,325	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$296,827	9.56%	$124,218	4.00%	$155,273	5.00%
Bank	$291,489	9.40%	$124,048	4.00%	$155,061	5.00%
December 31, 2013
Total Capital (to Risk-Weighted Assets):
Corporation	$319,486	13.29%	$192,306	8.00%	$240,382	10.00%
Bank	$314,458	13.09%	$192,147	8.00%	$240,184	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$291,292	12.12%	$96,153	4.00%	$144,229	6.00%
Bank	$286,264	11.92%	$96,074	4.00%	$144,111	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$291,292	9.41%	$123,785	4.00%	$154,732	5.00%
Bank	$286,264	9.26%	$123,633	4.00%	$154,541	5.00%
(1)    Leverage ratio

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(10)	Derivative Financial Instruments
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

Cash Flow Hedging Instruments
As of March 31, 2014 and December 31, 2013, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $22.7 million of variable rate junior subordinated debentures. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp has pledged collateral to derivative counterparties in the form of cash totaling $1.6 million at March 31, 2014 and December 31, 2013.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Customer Related Derivative Contracts
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of March 31, 2014 and December 31, 2013, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $112.0 million and $105.6 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, best efforts forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments, but do not meet criteria for hedge accounting and as such are treated as derivatives not designated as hedging instruments. These derivative financial instruments are recorded at fair value and changes in fair value of these commitments are reflected in earnings in the period of change. The Corporation has elected to carry newly originated closed residential real estate mortgage loans held for sale at fair value, as changes in fair value in these loans held for sale generally offset changes in interest rate lock and forward sale commitments.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2014	Dec 31, 2013	Balance Sheet Location	Mar 31, 2014	Dec 31, 2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$895	$1,012
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	672	392	Other liabilities	3	—
Commitments to sell mortgage loans	Other assets	3	10	Other liabilities	889	583
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	2,755	2,403	Other liabilities	200	297
Mirror swaps with counterparties	Other assets	220	330	Other liabilities	2,777	2,406
Total		$3,650	$3,135		$4,764	$4,298

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
Three months ended March 31,	2014	2013		2014	2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$76	$120	Interest Expense	$—	$—
Total	$76	$120		$—	$—

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income
Three months ended March 31,	Statement of Income Location	2014	2013
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Net gains on loan sales & commissions on loans originated for others	$277	($918)
Commitments to sell mortgage loans	Net gains on loan sales & commissions on loans originated for others	(313)	1,971
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	1,030	(4)
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(770)	23
Total		$224	$1,072

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(11)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of March 31, 2014 and December 31, 2013, securities available for sale, residential real estate mortgage loans held for sale and derivatives were recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

Fair Value Option Election
GAAP allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation elected the fair value option for its portfolio of residential real estate mortgage loans held for sale to reduce certain timing differences and better match changes in fair value of the loans with changes in the fair value of the derivative loan sale contracts use to economically hedge them.

The aggregate principal amount of the residential real estate mortgage loans held for sale portfolio was $10.2 million and $11.5 million, respectively, at March 31, 2014 and December 31, 2013. The aggregate fair value of this portfolio as of the same dates was $10.4 million and $11.6 million, respectively. As of March 31, 2014 and December 31, 2013, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $257 thousand and $181 thousand, respectively.

There were no residential real estate mortgage loans for sale 90 days or more past due at March 31, 2014 and December 31, 2013.

The following table presents the changes in fair value related to mortgage loans held for sale, interest rate lock commitments and commitments to sell residential real estate mortgage loans for the periods indicated. Changes in fair values are reported as a component of net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

(Dollars in thousands)
Three months ended March 31,	2014	2013
Mortgage loans held for sale	$76	($1,061)
Interest rate lock commitments	277	(918)
Commitments to sell	(313)	1,971
Total changes in fair value	$40	($8)

Items Measured at Fair Value on a Recurring Basis
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at March 31, 2014 and December 31, 2013.

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government-sponsored

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

enterprises, mortgage-backed securities issued by U.S. government agencies and U.S government-sponsored enterprises, obligations of state and political subdivisions, trust preferred debt securities and corporate bonds.

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no such securities held at March 31, 2014 and December 31, 2013.

Mortgage Loans Held for Sale
The fair values of mortgage loans held for sale are generally estimated based on secondary market rates offered for loans with similar characteristics. When secondary market information exists, these loans are classified as Level 2. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. Any changes in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk.

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

Level 2 fair value measurements of forward loan commitments (interest rate lock commitments and commitments to sell residential real estate mortgages) are estimated using the anticipated market price based on pricing indications provided from syndicate banks. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3.

Items Measured at Fair Value on a Nonrecurring Basis
Collateral Dependent Impaired Loans
Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral.  Such collateral primarily consists of real estate and, to a lesser extent, other business assets.  For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property.  Internal valuations are utilized to determine the fair value of other business assets.  Collateral dependent impaired loans are categorized as Level 3.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
March 31, 2014	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$39,878	$—	$39,878
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	227,546	—	227,546
Obligations of states and political subdivisions	—	61,936	—	61,936
Individual name issuer trust preferred debt securities	—	25,380	—	25,380
Corporate bonds	—	6,260	—	6,260
Mortgage loans held for sale	—	10,409	—	10,409
Derivative assets (1):
Interest rate swap contracts with customers	—	2,975	—	2,975
Forward loan commitments	—	675	—	675
Total assets at fair value on a recurring basis	$—	$375,059	$—	$375,059
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with counterparties	$—	$2,977	$—	$2,977
Interest rate risk management swap contracts	—	895	—	895
Forward loan commitments	—	892	—	892
Total liabilities at fair value on a recurring basis	$—	$4,764	$—	$4,764

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$55,115	$—	$55,115
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	238,355	—	238,355
Obligations of states and political subdivisions	—	62,859	—	62,859
Individual name issuer trust preferred debt securities	—	24,684	—	24,684
Pooled trust preferred debt securities	—	547	—	547
Corporate bonds	—	11,343	—	11,343
Mortgage loans held for sale	—	11,636	—	11,636
Derivative assets (1):
Interest rate swap contracts with customers	—	2,733	—	2,733
Forward loan commitments	—	402	—	402
Total assets at fair value on a recurring basis	$—	$407,674	$—	$407,674
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with counterparties	$—	$2,703	$—	$2,703
Interest rate risk management swap contracts	—	1,012	—	1,012
Forward loan commitments	—	583	—	583
Total liabilities at fair value on a recurring basis	$—	$4,298	$—	$4,298

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the three months ended March 31, 2014 and 2013, there were no transfers in and/or out of Level 1, 2 or 3.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

There were no Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2014.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013.

(Dollars in thousands)
	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total
Balance at beginning of period	$843	9,813	($142)	$10,514
Gains and losses (realized and unrealized):
Included in earnings (4)	(2,772)	(198)	190	(2,780)
Included in other comprehensive income	2,466	—	—	2,466
Purchases	—	—	—	—
Issuances	—	17,868	—	17,868
Sales	—	(19,528)	—	—
Settlements	(133)	—	—	(133)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$404	7,955	$48	$8,407

(1)	Level 3 securities available for sale were comprised of pooled trust preferred debt securities in the form of collateralized debt obligations.

(2)	Level 3 mortgage loans held for sale consisted of certain mortgage loans whose fair value was determined utilizing a discounted cash flow analysis.

(3)
Level 3 derivative assets / liabilities consisted of forward loan commitments (interest rate lock commitments and commitments to sell residential real estate mortgages) whose fair value was determined utilizing a discounted cash flow analysis.

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

The following table summarizes such assets, which were written down to fair value during the three months ended March 31, 2014:

(Dollars in thousands)	March 31, 2014
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$812	$812
Property acquired through foreclosure or repossession	—	—	302	302
Total assets at fair value on a nonrecurring basis	$—	$—	$1,114	$1,114

The allowance for loan losses on collateral dependent impaired loans amounted to $116 thousand at March 31, 2014.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table summarizes such assets, which were written down to fair value during the year ended December 31, 2013:

(Dollars in thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$11,177	$11,177
Property acquired through foreclosure or repossession	—	—	435	435
Total assets at fair value on a nonrecurring basis	$—	$—	$11,612	$11,612

The allowance for loan losses allocation on collateral dependent impaired loans amounted to $453 thousand at December 31, 2013.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value for the dates indicated.

(Dollars in thousands)	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$812	Appraisals of collateral	Discount for costs to sell	0% - 10% (8%)
			Appraisal adjustments (1)	0% - 15% (11%)
Property acquired through foreclosure or repossession	$302	Appraisals of collateral	Discount for costs to sell	0% - 10% (6%)
			Appraisal adjustments (1)	15% - 22% (16%)

(Dollars in thousands)	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$11,177	Appraisals of collateral	Discount for costs to sell	1% - 45% (11%)
			Appraisal adjustments (1)	0% - 50% (2%)
Property acquired through foreclosure or repossession	$435	Appraisals of collateral	Discount for costs to sell	2% - 10% (9%)
			Appraisal adjustments (1)	0% - 22% (13%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed-rate and adjustable-rate interest terms to determine their fair value. The fair value of fixed-rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at March 31, 2014 and December 31, 2013 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using market prices for sales of similar loans on the secondary market. The fair value of floating rate commercial and consumer loans approximates carrying value. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral. Loans are classified within Level 3 of the fair value hierarchy.

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

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation’s financial instruments. The tables exclude financial instruments for which the carrying value approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock, accrued interest receivable and bank-owned life insurance. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits and accrued interest payable.

(Dollars in thousands)			Fair Value Measurements
March 31, 2014	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$28,889	$29,180	$—	$29,180	$—
Loans, net of allowance for loan losses	2,451,560	2,505,310	—	—	2,505,310
Loan servicing rights	2,751	3,197	—	—	3,197

Financial Liabilities:
Time deposits	$836,867	$842,321	$—	$842,321	$—
FHLBB advances	203,429	217,899	—	217,899	—
Junior subordinated debentures	22,681	17,331	—	17,331	—

(Dollars in thousands)			Fair Value Measurements
December 31, 2013	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$29,905	$29,865	$—	$29,865	$—
Loans, net of allowance for loan losses	2,434,998	2,479,527	—	—	2,479,527
Loan servicing rights	2,698	2,767	—	—	2,767

Financial Liabilities:
Time deposits	$790,762	$797,748	$—	$797,748	$—
FHLBB advances	288,082	308,317	—	308,317	—
Junior subordinated debentures	22,681	16,282	—	16,282	—

(12)	Defined Benefit Pension Plans
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The composition of net periodic benefit cost was as follows for the periods indicated:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2014	2013	2014	2013
Service cost	$538	$730	$12	$50
Interest cost	723	719	120	115
Expected return on plan assets	(1,016)	(925)	—	—
Amortization of prior service cost	(6)	(8)	—	—
Recognized net actuarial loss	115	414	16	49
Net periodic benefit cost	$354	$930	$148	$214

The pension plan is funded on a current basis, in compliance with the requirements of ERISA.

(13)	Share-Based Compensation Arrangements
During the three months ended March 31, 2014, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation. The performance shares awarded were valued at the fair market value as of the award date, or $26.05 and will be earned over a 3-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 150% of the target, or 22,650 shares.

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

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs.  It also includes income from bank-owned life insurance, net gain on sale of business line as well as administrative and executive expenses not allocated to the operating segments and the residual impact of methodology allocations such as funds transfer pricing offsets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2014	2013	2014	2013	2014	2013	2014	2013
Net interest income	$19,739	$19,511	($4)	$7	$4,101	$2,949	$23,836	$22,467
Noninterest income	4,541	7,946	8,065	7,474	6,764	(2,254)	19,370	13,166
Total income	24,280	27,457	8,061	7,481	10,865	695	43,206	35,633
Provision for loan losses	300	600	—	—	—	—	300	600
Depreciation and amortization expense	585	638	311	327	51	55	947	1,020
Other noninterest expenses	13,553	15,136	5,387	5,112	9,405	2,916	28,345	23,164
Total noninterest expenses	14,138	15,774	5,698	5,439	9,456	2,971	29,292	24,184
Income before income taxes	9,842	11,083	2,363	2,042	1,409	(2,276)	13,614	10,849
Income tax expense (benefit)	3,261	3,843	876	763	179	(1,178)	4,316	3,428
Net income (loss)	$6,581	$7,240	$1,487	$1,279	$1,230	($1,098)	$9,298	$7,421

Total assets at period end	$2,577,350	$2,439,300	$52,475	$51,737	$564,321	$560,811	$3,194,146	$3,051,848
Expenditures for long-lived assets	$1,075	$370	$171	$26	$45	$31	$1,291	$427

(15)	Other Comprehensive Income
The following table presents the activity in other comprehensive income for the periods indicated:

Three months ended March 31,	2014			2013
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$964	$352	$612	($1,611)	($558)	($1,053)
Net losses on securities reclassified into earnings (1)	—	—	—	613	220	393
Net change in fair value of securities available for sale	964	352	612	(998)	(338)	(660)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	—	—	—	2,159	775	1,384
Cash flow hedges:
Change in fair value of cash flow hedges	(43)	(27)	(16)	(7)	(5)	(2)
Net cash flow hedge losses reclassified into earnings (3)	145	53	92	190	68	122
Net change in fair value of cash flow hedges	102	26	76	183	63	120
Defined benefit plan obligation adjustment (4)	88	—	88	455	118	337
Total other comprehensive income	$1,154	$378	$776	$1,799	$618	$1,181

(1)	Reported as total other-than-temporary impairment losses on securities in the Consolidated Statements of Income.

(2)	Reported as the portion of loss recognized in other comprehensive income in the Consolidated Statements of Income.

(3)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(4)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2014:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2013	$3,089	$112	($618)	($4,136)	($1,553)
Other comprehensive income before reclassifications	612	—	(16)	—	596
Amounts reclassified from accumulated other comprehensive income	—	—	92	88	180
Net other comprehensive income (loss)	612	—	76	88	776
Balance at March 31, 2014	$3,701	$112	($542)	($4,048)	($777)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2013:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2012	$9,709	($1,937)	($1,006)	($17,265)	($10,499)
Other comprehensive income before reclassifications	(1,053)	—	(2)	—	(1,055)
Amounts reclassified from accumulated other comprehensive income	393	1,384	122	337	2,236
Net other comprehensive income (loss)	(660)	1,384	120	337	1,181
Balance at March 31, 2013	$9,049	($553)	($886)	($16,928)	($9,318)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(16)	Earnings Per Common Share
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

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2014	2013
Net income	$9,298	$7,421
Less dividends and undistributed earnings allocated to participating securities	(41)	(39)
Net income applicable to common shareholders	$9,257	$7,382

Weighted average basic common shares	16,626	16,401
Dilutive effect of common stock equivalents	174	48
Weighted average diluted common shares	16,800	16,449

Earnings per common share:
Basic	$0.56	$0.45
Diluted	$0.55	$0.45

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, were 55 thousand and 336 thousand, respectively, for the three months ended March 31, 2014 and 2013.

(17)	Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, interest rate swap agreements and interest rate lock commitments and commitments to sell residential real estate mortgage loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	Mar 31, 2014	Dec 31, 2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$282,716	$259,061
Home equity lines	196,744	198,432
Other loans	36,139	35,175
Standby letters of credit	2,903	1,363
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	26,779	17,910
Commitments to sell residential real estate mortgage loans	36,931	29,364
Customer related derivative contracts:
Interest rate swaps with customers	111,986	105,582
Mirror swaps with counterparties	111,986	105,582
Interest rate risk management contracts:
Interest rate swaps	22,681	22,681

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.  The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year.  As of March 31, 2014 and December 31, 2013, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $2.9 million and $1.4 million, respectively. At March 31, 2014 and December 31, 2013, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three months ended March 31, 2014 and 2013 was immaterial.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, best efforts forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments.

Leases
As of March 31, 2014 and December 31, 2013, the Corporation was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities.  Rental expense under the operating leases amounted to $737 thousand for the three months ended March 31, 2014, compared to $665 thousand for the same period in 2013. Rental expense is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

As of March 31, 2014, the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)
April 1, 2014 to December 31, 2014	$1,884
2015	2,269
2016	1,957
2017	1,819
2018	1,552
Thereafter	13,833
Total minimum lease payments	$23,314

Lease expiration dates range from four months to 24 years, with renewal options on certain leases of three months to 25 years.

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of March 31, 2014 and December 31, 2013, the carrying value of loans repurchased due to representation and warranty claims was $347 thousand and $682 thousand, respectively. In the three months ended March 31, 2014 and 2013, rebates for loans sold that were paid off within contractually agreed upon periods of time were insignificant. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $275 thousand at March 31, 2014 and December 31, 2013 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

(18) Sale of Business Line
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a net gain of $6.3 million, after-tax $4.0 million, or 24 cents per diluted share.  In connection with the sale, Washington Trust incurred divestiture related costs of $355 thousand, after-tax $227 thousand, or 1 cent per diluted share, in the first quarter of 2014. The Corporation will also have the opportunity to earn additional referral revenues during the ten-year period following the transaction.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the full-year ended December 31, 2014 or any future period.

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

Some of the factors that might cause these differences include the following: continued weakness in national, regional or economies; reductions in net interest income resulting from a sustained low interest rate environment as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of the Corporation’s competition; changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation considers the following to be its critical accounting policies: the determination of the allowance for loan losses, the review of goodwill and intangible assets for impairment and the assessment of investment securities for impairment. There have been no significant changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and borrowings.  In addition, we generate noninterest income from a number of sources, including wealth management services, loan sales and commissions on loans originated for others, deposit services, card interchange fees and bank-owned life insurance (“BOLI”).  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, technology and other administrative expenses.

Our financial results are affected by interest rate fluctuations, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  While the regional economic climate has been improving in recent quarters, adverse changes in future economic growth, consumer confidence, credit availability and corporate earnings could impact our financial results. Management believes that overall credit quality continues to be affected by the slow pace of recovery in national and regional economic conditions, including comparatively high unemployment levels in Rhode Island.

We believe the Corporation’s financial strength and stability, capital resources and reputation as the largest independent bank headquartered in Rhode Island were key factors in delivering solid results in the first quarter of 2014. We continue to leverage our strong, statewide brand to build market share in Rhode Island whenever possible and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. In the second quarter of 2014, Washington Trust plans to open a new full-service branch in Johnston, Rhode Island, in Providence County. This branch will be Washington Trust’s nineteenth branch office and its first in Johnston.

Composition of Earnings
Net income for the first quarter of 2014 amounted to $9.3 million, or 55 cents per diluted share, up from $7.4 million, or 45 cents per diluted share, reported for the first quarter of 2013. The returns on average equity and average assets for the first quarter of 2014 were 11.10% and 1.17%, respectively, compared to 9.91% and 0.98%, respectively, for the same quarter in 2013.

The comparison of 2014 earnings to 2013 was significantly impacted by a $2.8 million other-than-temporary impairment loss recognized on a pooled trust preferred debt security in the first quarter of 2013. The net after-tax impact of this impairment loss was $1.9 million, or 11 cents per diluted share.

In addition, the following transactions in the first quarter of 2014 resulted in a net after-tax charge of 1 cent to diluted earnings per share:

•
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a gain of $6.3 million, after-tax $4.0 million, or 24 cents per diluted share.

•
In connection with this sale, the Corporation incurred divestiture related costs of $355 thousand, after-tax $227 thousand, or 1 cent per diluted share. These costs included $291 thousand in salaries and employee benefit expenses and $64 thousand in legal expenses.

•
Washington Trust also prepaid FHLBB advances totaling $99.3 million, resulting in debt prepayment penalty expense of approximately $6.3 million, after-tax $4.0 million, or 24 cents per diluted share.  The weighted average rate of these FHLBB advances was 3.01% with a weighted average remaining term of thirty-six months. Other wholesale funding in the form of brokered time deposits, as well as existing on-balance sheet liquidity, were utilized as the funding source for the prepayment of these FHLBB advances. The replacement wholesale funding amounted to $80.0 million, with maturities ranging from 2015 through 2019, a weighted average maturity of thirty-five months and an initial weighted average cost of approximately 0.93%.

The combined impact of the divestiture of the merchant processing service business line and the reduction in interest expense due to the above mentioned borrowing transactions is expected to result in future ongoing pre-tax income enhancement of approximately $1.0 million in the remainder of 2014 and $1.3 million in 2015, with continuing benefits in future years.

Net interest income for the three months ended March 31, 2014 amounted to $23.8 million, up by $1.4 million, or 6%, from the same period in 2013, reflecting growth in average loan balances and continued reduction in funding costs. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.34% for the three months ended March 31, 2014, compared to 3.32% for the same period in 2013.

The loan loss provision charged to earnings for the three months ended March 31, 2014 and 2013 amounted to $300 thousand and $600 thousand, respectively. Management believes that the level of provision for loan losses has been consistent with the trends in asset quality and credit quality indicators.

Noninterest income for the three months ended March 31, 2014 and 2013 totaled $19.4 million and $13.2 million, respectively.
Excluding $6.3 million gain on sale of business line recognized in the first quarter of 2014 and the $2.8 million other-than-temporary impairment loss recognized in the first quarter of 2013, noninterest income decreased by $2.8 million, or 18%. Significant year-over-year changes, on this basis, included:

•
Net gains on loan sales and commissions on loans originated for others (“mortgage banking revenues”) were down by $2.9 million, or 70%, reflecting declines in mortgage loan refinancing and sales activity due to higher market interest rates.

•	Wealth management revenues were up by $591 thousand, or 8%, due to an increase in asset-based wealth management revenues.

•
Merchant processing fee revenue decreased by $686 thousand, or 35%, as the sale of this business line was consummated on March 1, 2014. See discussion below regarding a corresponding decrease in merchant processing costs.

Noninterest expenses for the three months ended March 31, 2014 and 2013 amounted to $29.3 million and $24.2 million, respectively. Excluding the above mentioned debt prepayment penalty expense of $6.3 million and divestiture costs of $355 thousand recognized in the first quarter of 2014, noninterest expenses decreased by $1.5 million, or 6%. Significant year-over-year changes, on this basis, included:

•
Salaries and employee benefit costs decreased by $1.2 million, or 8%, reflecting lower defined benefit pension plan expenses and lower levels of business development based compensation primarily in mortgage banking.

•	Corresponding to the decrease in merchant processing fee revenue described above, merchant processing costs decreased by $623 thousand, or 37%.

Income tax expense amounted to $4.3 million and $3.4 million, respectively for the three months ended March 31, 2014 and 2013. The Corporation’s effective tax rate for the three months ended March 31, 2014 and 2013 was 31.7% and 31.6%, respectively. The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities, net gain on sale of business line, income from BOLI and administrative expenses not allocated to the operating segments are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Net income attributed to the Corporate unit amounted to $1.2 million for the three months ended March 31, 2014, compared to a net loss of $1.1 million for the same period in 2013. The Corporate unit’s net interest income for the three months ended March 31, 2014 increased by $1.2 million, largely due to declining funding costs and an increase in dividend income on the Corporation’s investment in FHLBB stock. Noninterest income for the Corporate unit included the $6.3 million gain on sale of business line in the first quarter of 2014 and the $2.8 million other-than-temporary impairment loss recognized on a pooled trust preferred debt security in the first quarter of 2013. Noninterest expenses for the first quarter of 2014 included $6.3 million in debt prepayment penalty expense. See additional discussion regarding these noninterest income and expense items in the “Overview” section under the caption “Composition of Earnings.”

The Commercial Banking segment reported net income of $6.6 million for the three months ended March 31, 2014, compared to $7.2 million for the same period in 2013. Net interest income for this operating segment for the three months ended March 31, 2014 increased by $228 thousand, or 1%, from the same period in 2013, principally due to growth in average loan balances and declining cost of funds on deposits.  The provision for loan losses for the three months ended March 31, 2014 decreased by $300 thousand compared to first quarter of 2013, reflecting improvements in asset quality and credit quality indicators. Noninterest income derived from the Commercial Banking segment totaled $4.5 million for the three months ended March 31, 2014, down by $3.4 million, or 43%, from the comparable 2013 period. This decline in noninterest income was largely due to lower mortgage banking revenues, which are sensitive to market interest rates. Also contributing to the decline in this operating segment’s noninterest income was a decrease in merchant processing fee revenue, as the sale of this business line was consummated on March 1, 2014. The decrease in merchant processing fee revenue corresponded to a decline in merchant processing costs included in this operating segment’s noninterest expenses. Commercial Banking noninterest expenses for the three months ended March 31, 2014 were down by $1.6 million, or 10%, from the same period in 2013. This decline in noninterest expenses reflected decreases in salaries and employee benefit costs and a decline in merchant processing costs.

The Wealth Management Services segment reported net income of $1.5 million for the three months ended March 31, 2014, compared to $1.3 million for the same period in 2013.  Noninterest income derived from the Wealth Management Services segment was $8.1 million for the three months ended March 31, 2014, up by 8% compared to the same period in 2013, primarily due to an increase in asset-based wealth management revenues.  Wealth Management assets under administration stood at $4.81 billion at March 31, 2014, up by 9% from the balance at March 31, 2013. Noninterest expenses for this operating segment totaled $5.7 million for the three months ended March 31, 2014, up by $259 thousand, or 5%, from the same period a year ago, reflecting an increase in salaries and benefit costs and outsourced services.

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

FTE net interest income for the three months ended March 31, 2014 and 2013 amounted to $24.5 million and $23.0 million. The increase in FTE net interest income reflects growth in average loan balances and continued reduction in funding costs. The net interest margin was 3.34% for the three months ended March 31, 2014, compared to 3.32% for the same period in 2013.

In the recent interest rate environment, market yields on new loan originations have been below the average yield of the existing loan portfolio. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, interest rates on total earning assets may continue to decline.

Average interest-earning assets for the three months ended March 31, 2014 were up by $163.7 million, or 6%, from the average balance for the same period in 2013.  Total average loans for the three months ended March 31, 2014 increased by $145.1 million, or 6%, compared to the average balance for the comparable 2013 period, due to growth in the commercial loan portfolio and in residential real estate loans.  The yield on total loans for the three months ended March 31, 2014 decreased by 18 basis points from the comparable 2013 period, reflecting the impact of a sustained low interest rate environment on loan yields. The contribution of loan prepayment fees and other fees to the yield on total loans was 5 basis points and 2 basis points, respectively, for the three months ended March 31, 2014 and 2013. Total average securities for the three months ended March 31, 2014 increased by $12.2 million, or 3%, from the average balance for the same period a year earlier, reflecting purchases of debt securities made in the latter part of 2013 offset, in part, by principal payments received on mortgage-backed securities.  The FTE rate of return on securities for the three months ended March 31, 2014 decreased by 14 basis points compared to the same period in 2013, due to maturities and calls of higher yielding securities combined with purchases of lower yielding securities.

Average interest-bearing liabilities for the three months ended March 31, 2014 increased by $76.2 million, or 3%, from the average balance for the comparable period in 2013, largely reflecting growth in average money market account balances partially offset by decreases in average FHLBB advance balances and time deposits. See additional discussion under the section “Sources of Funds.” The weighted average cost of funds for the three months ended March 31, 2014 declined by 18 basis points compared to the same period in 2013, largely due to declines in the rate paid on time deposits. The average balances of FHLBB advances for the three months ended March 31, 2014 were down by $75.3 million, or 22%, compared to the average balance for the same period in 2013. The average rate paid on such advances for the three months ended March 31, 2014 increased 15 basis points from the first quarter of 2013. Total average interest-bearing deposits for the three months ended March 31, 2014 increased by $162.8 million, or 8%, compared to the average balance for the first quarter of 2013. This increase reflected growth in average lower-cost deposit balances, partially offset by a decrease in average time deposit balances. The average rate paid on interest-bearing deposits for the three months ended March 31, 2014 decreased by 9 basis points compared to the same period in 2013, reflecting lower rates on time deposits.

The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2014 increased by $62.1 million, or 17%, compared to the average balances for the same period in 2013.

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

Three months ended March 31,	2014			2013
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,336,798	$14,601	4.43%	$1,243,716	$14,421	4.70%
Residential real estate loans, including mortgage loans held for sale	802,412	8,208	4.15%	755,528	7,937	4.26%
Consumer loans	327,793	3,097	3.83%	322,668	3,053	3.84%
Total loans	2,467,003	25,906	4.26%	2,321,912	25,411	4.44%
Cash, federal funds sold and short-term investments	62,246	35	0.23%	53,734	28	0.21%
FHLBB stock	37,730	142	1.53%	39,790	38	0.39%

Taxable debt securities	344,009	2,942	3.47%	323,730	2,845	3.56%
Nontaxable debt securities	59,958	884	5.98%	68,064	1,004	5.98%
Total securities	403,967	3,826	3.84%	391,794	3,849	3.98%
Total interest-earning assets	2,970,946	29,909	4.08%	2,807,230	29,326	4.24%
Noninterest-earning assets	203,335			210,338
Total assets	$3,174,281			$3,017,568
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$10,767	$—	—%	$—	$—	—%
NOW accounts	304,201	47	0.06%	283,004	45	0.06%
Money market accounts	685,142	609	0.36%	495,453	351	0.29%
Savings accounts	292,809	45	0.06%	279,536	46	0.07%
Time deposits	797,458	2,268	1.15%	869,576	2,752	1.28%
FHLBB advances	269,989	2,241	3.37%	345,270	2,738	3.22%
Junior subordinated debentures	22,681	241	4.31%	32,991	390	4.79%
Other	173	3	7.03%	1,146	4	1.42%
Total interest-bearing liabilities	2,383,220	5,454	0.93%	2,306,976	6,326	1.11%
Demand deposits	422,975			360,851
Other liabilities	33,057			50,305
Shareholders’ equity	335,029			299,436
Total liabilities and shareholders’ equity	$3,174,281			$3,017,568
Net interest income		$24,455			$23,000
Interest rate spread			3.15%			3.13%
Net interest margin			3.34%			3.32%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2014	2013
Commercial loans	$317	$188
Nontaxable debt securities	302	345
Total	$619	$533

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months
	March 31, 2014 vs. 2013
	Increase (Decrease) Due to
	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial loans	$1,039	($859)	$180
Residential real estate loans, including mortgage loans held for sale	481	(210)	271
Consumer loans	51	(7)	44
Cash, federal funds sold and other short-term investments	4	3	7
FHLBB stock	(2)	106	104
Taxable debt securities	171	(74)	97
Nontaxable debt securities	(120)	—	(120)
Total interest income	1,624	(1,041)	583
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	—	—	—
NOW accounts	2	—	2
Money market accounts	158	100	258
Savings accounts	3	(4)	(1)
Time deposits	(218)	(266)	(484)
FHLBB advances	(620)	123	(497)
Junior subordinated debentures	(113)	(36)	(149)
Other	(6)	5	(1)
Total interest expense	(794)	(78)	(872)
Net interest income	$2,418	($963)	$1,455

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

The provision for loan losses charged to earnings for the three months ended March 31, 2014 and 2013 amounted to $300 thousand and $600 thousand, respectively.  Net charge-offs for the three months ended March 31, 2014 were $1.1 million and included an $853 charge-off recognized on one commercial mortgage relationship. Net charge-offs for the three months ended March 31, 2013 totaled $334 thousand.

The allowance for loan losses was $27.0 million, or 1.09% of total loans, at March 31, 2014, compared to $27.9 million, or 1.13% of total loans, at December 31, 2013.  The decline in the ratio of the allowance for loan losses to total loans reflects charge-offs and a decrease in specific reserves on impaired loans. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2014	2013	$	%
Noninterest income:
Wealth management revenues	$8,065	$7,474	$591	8%
Merchant processing fees	1,291	1,977	(686)	(35)%
Net gains on loan sales and commissions on loans originated for others	1,239	4,166	(2,927)	(70)%
Service charges on deposit accounts	754	791	(37)	(5)%
Card interchange fees	681	599	82	14%
Income from bank-owned life insurance	445	467	(22)	(5)%
Net realized gains on securities	—	—	—	—%
Net gains on interest rate swap contracts	260	19	241	1,268%
Equity in earnings (losses) of unconsolidated subsidiaries	(43)	39	(82)	(210)%
Gain on sale of business line	6,265	—	6,265	—%
Other income	413	406	7	2%
Noninterest income, excluding other-than-temporary impairment losses	19,370	15,938	3,432	22%
Total other-than-temporary impairment losses on securities	—	(613)	613	100%
Portion of loss recognized in other comprehensive income (before tax)	—	(2,159)	2,159	100%
Net impairment losses recognized in earnings	—	(2,772)	2,772	100%
Total noninterest income	$19,370	$13,166	$6,204	47%

Noninterest Income Analysis
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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2014	2013	$	%
Wealth management revenues:
Trust and investment management fees	$6,685	$6,066	$619	10%
Mutual fund fees	1,081	1,022	59	6
Asset-based revenues	7,766	7,088	678	10
Transaction-based revenues	299	386	(87)	(23)
Total wealth management revenues	$8,065	$7,474	$591	8%

The following table presents the changes in wealth management assets under administration for the periods indicated:

(Dollars in thousands)

Three months ended March 31,	2014	2013
Wealth management assets under administration:
Balance at the beginning of period	$4,781,958	$4,199,640
Net investment appreciation & income	44,335	213,979
Net client cash flows	(19,912)	6,457
Balance at the end of period	$4,806,381	$4,420,076

Wealth management revenues for the three months ended March 31, 2014 and 2013 were $8.1 million and $7.5 million, respectively, up by $591 thousand, or 8%, reflecting an increase in asset-based wealth management revenues.   Wealth management assets under administration totaled $4.81 billion at March 31, 2014, up by $24.4 million, or 1%, from December 31, 2013, and up by $386.3 million, or 9%, from a year-ago, due to net investment appreciation and income.

Merchant processing fees are down by $686 thousand, or 35%, due to the sale of this business line, which was consummated on March 1, 2014. This decline corresponds to the decline in merchant processing costs discussed below under the caption “Noninterest Expenses.” See additional disclosure regarding this sale in the “Overview” section under the caption “Composition of Earnings.”

Mortgage banking revenues (net gains on loan sales and commissions on loans originated for others) are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. For the three months ended March 31, 2014, this revenue source decreased by $2.9 million, or 70%, compared to the three months ended March 31, 2013, largely due to decreased refinancing and sales activity in response to increased market interest rates. Residential real estate loans sold to the secondary market, including brokered loans, totaled $57.0 million and $152.8 million, respectively, for the three months ended March 31, 2014 and 2013.

Net gains on interest rate swap contracts for the three months ended March 31, 2014 increased by $241 thousand from the same period in 2013. The increase was largely due to new customer-related interest rate swap contracts executed in 2014.

As previously mentioned, the Corporation sold its merchant processing services business line in the first quarter of 2014 resulting in a net gain on sale of business line of $6.3 million. See additional discussion in the “Overview” section under the caption “Composition of Earnings.”

There were no impairment losses recognized on securities in the quarter ended March 31, 2014. For the three months ended March 31, 2013, net impairment losses recognized in earnings on investment securities totaled $2.8 million. See additional discussion in the “Overview” section above under the caption “Composition of Earnings.”

Noninterest Expense
The following table presents noninterest expense comparisons for the periods indicated:

(Dollars in thousands)
			Change
Three months ended March 31,	2014	2013	$	%
Noninterest expenses:
Salaries and employee benefits	$14,558	$15,442	($884)	(6)%
Net occupancy	1,640	1,514	126	8%
Equipment	1,236	1,244	(8)	(1)%
Merchant processing costs	1,050	1,673	(623)	(37)%
Outsourced services	1,044	841	203	24%
Legal, audit and professional fees	618	608	10	2%
FDIC deposit insurance costs	440	431	9	2%
Advertising and promotion	232	355	(123)	(35)%
Amortization of intangibles	164	173	(9)	(5)%
Foreclosed property costs (recovery)	(22)	47	(69)	(147)%
Debt prepayment penalties	6,294	—	6,294	—%
Other	2,038	1,856	182	10%
Total noninterest expense	$29,292	$24,184	$5,108	21%

Noninterest Expense Analysis
Salaries and employee benefit costs for the three months ended March 31, 2014 and 2013 were $14.6 million and $15.4 million, respectively, down by $884 thousand, or 6%. Included in salaries and employee benefits in the first quarter of 2014 was $291 thousand of divestiture costs incurred in connection with the March 2014 sale of the merchant processing services business line. Excluding these divestiture costs, salaries and employee benefit costs decreased by $1.2 million, or 6%, reflecting a reduction in defined benefit pension costs and lower levels of business development based compensation primarily in the mortgage banking area.

Corresponding to the decrease in merchant processing fee revenue noted above under the caption “Noninterest Income,” merchant processing costs for the three months ended March 31, 2014 were down by $623 thousand, or 37%, from the same period in 2013.

Outsourced services for the three months ended March 31, 2014 increased by $203 thousand, or 24%, reflecting an expansion of services utilized in our wealth management area and services utilized in support of deposit products.

The prepayment of FHLBB advances in the first quarter of 2014 resulted in debt prepayment penalty expense of $6.3 million. See additional discussion regarding the prepayments in the “Overview” section above under the caption “Composition of Earnings.” There was no debt prepayment penalty expense in the first quarter of 2013.

Income Taxes
Income tax expense amounted to $4.3 million for the three months ended March 31, 2014, compared to $3.4 million for the same period in 2013. The Corporation’s effective tax rate for the three months ended March 31, 2014 and 2013 were 31.7%, and 31.6%, respectively.

Financial Condition
Summary
Total assets amounted to $3.19 billion at March 31, 2014, a modest increase of $5.3 million, or 0.2%, from the end of 2013. This included an increase of $22.8 million, or 28%, in cash and due from banks, net loan growth of $15.7 million, or 1%, and a decrease of $32.9 million, or 8% in the securities portfolio.

Nonperforming assets as a percent of total assets amounted to 0.45% at March 31, 2014, down by 17 basis points from the end of 2013, largely due to payoffs of commercial loans and charge-offs. While the overall credit quality continues to be affected by relatively weak economic conditions, we have experienced improvements in many of our asset and credit quality indicators.

Total deposits increased by $86.3 million, or 3%, in the first quarter of 2014, including a net increase of $73.3 million of out-of-market wholesale brokered time certificates of deposit, which were utilized as replacement funding for the prepayment of FHLBB advances in the first quarter of 2014. FHLBB advances declined by $84.7 million, or 29%, from the end of 2013. See additional discussion regarding the prepayments of FHLBB advances in the “Overview” section above under the caption “Composition of Earnings.”

Shareholders’ equity totaled $335.9 million at March 31, 2014, up by $6.2 million from the balance at the end of 2013.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 13.56% at March 31, 2014, compared to 13.29% at December 31, 2013.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of a sample of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2014 and December 31, 2013, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$39,878	11%	$55,115	14%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	227,546	63	238,355	61
Obligations of states and political subdivisions	61,936	17	62,859	16
Individual name issuer trust preferred debt securities	25,380	7	24,684	6
Pooled trust preferred debt securities	—	—	547	—
Corporate bonds	6,260	2	11,343	3
Total securities available for sale	$361,000	100%	$392,903	100%

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$28,889	100%	$29,905	100%
Total securities held to maturity	$28,889	100%	$29,905	100%

As of March 31, 2014, the investment portfolio totaled $389.9 million, down by $32.9 million from the balance at December 31, 2013, largely due to a call of a U.S. government agency debt security and principal payments received on mortgage-backed securities, which were not reinvested in the securities portfolio.

At March 31, 2014 and December 31, 2013, the net unrealized gain position on securities available for sale and held to maturity amounted to $6.2 million and $5.0 million, respectively, and included gross unrealized losses of $5.4 million and $6.6 million, respectively.  These gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

State and Political Subdivision Holdings
The carrying amount of state and political subdivision holdings included in our securities portfolio at March 31, 2014 totaled $61.9 million. The following table presents state and political subdivision holdings by geographic location.

(Dollars in thousands)
March 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New Jersey	$30,028	$1,278	$—	$31,306
New York	10,600	371	—	10,971
Pennsylvania	6,521	179	—	6,700
Illinois	7,313	110	—	7,423
Other	5,364	172	—	5,536
Total	$59,826	$2,110	$—	$61,936

The following table presents state and political subdivision holdings by category.

(Dollars in thousands)
March 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
General obligations	$53,683	$1,945	$—	$55,628
Revenue obligations (a)	6,143	165	—	6,308
Total	$59,826	$2,110	$—	$61,936

(a)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of seven individual name issuers in the financial industry. The following tables present information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	March 31, 2014				Credit Ratings
					March 31, 2014			Form 10-Q Filing Date
Named Issuer (parent holding company)	(a)	Amortized Cost	Fair Value	Unrealized Loss	Moody’s	S&P		Moody’s	S&P
JPMorgan Chase & Co.	2	$9,760	$7,931	($1,829)	Baa2	BBB		Baa2	BBB
Bank of America Corporation	3	5,763	4,700	(1,063)	Ba1	BB+	(b)	Ba1	BB+	(b)
Wells Fargo & Company	2	5,138	4,359	(779)	A3/Baa1	A-/BBB+		A3/Baa1	A-/BBB+
SunTrust Banks, Inc.	1	4,172	3,449	(723)	Baa3	BB+	(b)	Baa3	BB+	(b)
Northern Trust Corporation	1	1,984	1,660	(324)	Baa1	A-		Baa1	A-
State Street Corporation	1	1,974	1,642	(332)	A3	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,933	1,639	(294)	Baa3	BB+	(b)	Baa3	BB+	(b)
Totals	11	$30,724	$25,380	($5,344)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2014

Further deterioration in credit quality of the underlying issuers of the securities, further deterioration in the condition of the financial services industry, a continuation or worsening of the current economic environment, or additional declines in real estate values, amount other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses to be designation as other-than-temporary in future periods, and the Corporation may incur write-downs.

Loans
Total loans amounted to $2.48 billion at March 31, 2014, up by $15.7 million, or 1%, in the first three months of 2014. Growth in the residential real estate loan portfolio was partially offset by declines in the commercial loan portfolio.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $813.5 million at March 31, 2014, a decrease of $19.0 million, or 2%, from $832.5 million at December 31, 2013. Included in these amounts were commercial construction loans of $24.7 million and $36.3 million, respectively. The decline in the commercial real estate portfolio reflected payoffs of several larger loans.

Commercial real estate loans are secured by a variety of property types, with approximately 84% of the total composed of office buildings, retail facilities, commercial mixed use, lodging, multi-family dwellings and industrial and warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$768,970	95%	$791,682	95%
New York, New Jersey	35,884	4%	32,126	4%
New Hampshire	8,678	1%	8,730	1%
Total	$813,532	100%	$832,538	100%

Other Commercial Loans
Commercial and industrial loans amounted to $523.8 million at March 31, 2014, a decrease of $7.0 million, or 1%, from the balance at December 31, 2013.  This portfolio includes loans to a variety of business types.  Approximately 83% of the total is composed of owner occupied and other real estate, health care/social assistance, retail trade, manufacturing, accommodation and food services, public administration, entertainment, recreation and construction businesses, and wholesale trade.

Residential Real Estate Loans
Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  In recent years, the mortgage origination business has been expanded beyond our bank branch network, which is primarily located in Rhode Island, through the addition of residential mortgage lending offices, in Massachusetts and Connecticut. We also originate residential real estate mortgages for various investors in a broker capacity, including convention mortgages and reverse mortgages.

The residential real estate mortgage loan portfolio amounted to $810.4 million at March 31, 2014, up by $37.7 million, or 5%, from the balance at December 31, 2013.

Total residential real estate loan originations for retention in portfolio were $122.2 million and $183.7 million for the three months ended March 31, 2014 and 2013. Total residential real estate loan originations for sale into the secondary market, including loans originated in a broker capacity, were $55.7 million and $132.0 million, respectively, for the three months ended March 31, 2014 and 2013. Origination volume declined in 2014, reflecting a decline in refinancing activity due to increased market interest rates, as well as seasonal activity declines.

Prior to March 2009, Washington Trust had periodically purchased one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $41.4 million and $42.6 million, respectively, as of March 31, 2014 and December 31, 2013.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$788,659	97.2%	$751,932	97.3%
New Hampshire	9,066	1.1%	7,900	1.0%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	6,898	0.9%	6,972	0.9%
Ohio	2,426	0.3%	2,509	0.3%
Washington and Oregon	1,350	0.2%	1,356	0.2%
Georgia	1,077	0.1%	1,083	0.1%
New Mexico	466	0.1%	468	0.1%
Other	451	0.1%	454	0.1%
Total residential mortgages	$810,393	100.0%	$772,674	100.0%

Consumer Loans
Consumer loans amounted to $330.9 million at March 31, 2014, an increase of $4.1 million, or 1%, from December 31, 2013.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at March 31, 2014.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	Mar 31, 2014	Dec 31, 2013
Nonaccrual loans:
Commercial mortgages	$2,293	$7,492
Commercial construction and development	—	—
Other commercial	1,198	1,291
Residential real estate mortgages	8,975	8,315
Consumer	1,108	1,204
Total nonaccrual loans	13,574	18,302
Nonaccrual investment securities	—	547
Property acquired through foreclosure or repossession, net	750	932
Total nonperforming assets	$14,324	$19,781

Nonperforming assets to total assets	0.45%	0.62%
Nonperforming loans to total loans	0.55%	0.74%
Total past due loans to total loans	0.73%	0.89%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets decreased to $14.3 million, or 0.45% of total assets, at March 31, 2014, from $19.8 million, or 0.62% of total assets, at December 31, 2013. This decrease in nonperforming assets primarily reflects payoffs and charge-offs on commercial loans.

Nonaccrual loans totaled $13.6 million at March 31, 2014, down by $4.7 million from the balance at December 31, 2013.

Nonaccrual Loans
During the three months ended March 31, 2014, the Corporation made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2014. The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	March 31, 2014				December 31, 2013
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Mortgages	$2,238	$55	$2,293	0.29%	$7,492	$—	$7,492	0.94%
Construction and development	—	—	—	—	—	—	—	—
Other commercial	428	770	1,198	0.23%	731	560	1,291	0.24%
Residential real estate mortgages	5,634	3,341	8,975	1.11%	5,633	2,682	8,315	1.08%
Consumer	701	407	1,108	0.33%	656	548	1,204	0.37%
Total nonaccrual loans	$9,001	$4,573	$13,574	0.55%	$14,512	$3,790	$18,302	0.74%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

The March 31, 2014 balance of nonaccrual commercial mortgage loans was net of charge-offs of $1.8 million and has a remaining loss allocation of $196 thousand.  All of the nonaccrual commercial mortgage loans were located in Rhode Island.

Nonaccrual commercial mortgage loans decreased by a net $5.2 million from the balance at the end of 2013, principally due to the payoffs, paydowns and charge-offs described below.

The largest nonaccrual relationship in the commercial mortgage category totaled $1.2 million at March 31, 2014, down from $4.7 million at December 31, 2013. In the first quarter of 2014, payoff proceeds of $2.6 million were received and final charge-offs of previously determined loss exposure of $853 thousand were recognized on two of the loans in this relationship. The relationship is largely secured by light industrial and office space and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $146 thousand loss allocation was deemed necessary at March 31, 2014. The Bank has additional accruing residential mortgage loans, which are related to the borrower by common guarantor, totaling $816 thousand at March 31, 2014. These additional loans have performed in accordance with the terms of the loans and were not past due at March 31, 2014.

In addition, during the first quarter of 2014, a paydown of $1.6 million was received on a nonaccrual commercial mortgage loan that had a carrying value of $1.7 million at December 31, 2013.

Nonaccrual residential mortgage loans increased by $660 thousand from the balance at the end of 2013. Management believes that the increase is partly due to the lengthening of time to resolve problem credits, including foreclosure efforts, resulting from a higher level of regulatory and judicial requirements. As of March 31, 2014, the $9.0 million balance of nonaccrual residential mortgage loans consisted of 38 loans, with $8.0  million located in Rhode Island, Connecticut and Massachusetts.  The loss allocation on total nonaccrual residential mortgages was $1.7 million at March 31, 2014.  Included in total nonaccrual residential mortgages at March 31, 2014 were eighteen loans purchased for portfolio and serviced by others amounting to $3.9 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$2,253	0.29%	$7,492	0.94%
Construction and development	—	—%	—	—%
Other commercial loans	3,906	0.75%	1,309	0.25%
Residential real estate mortgages	9,131	1.13%	10,958	1.42%
Consumer loans	2,724	0.82%	2,144	0.66%
Total past due loans	$18,014	0.73%	$21,903	0.89%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2014, total past due loans amounted to $18.0 million, or 0.73% of total loans, down by $3.9 million from December 31, 2013.

The decrease in total delinquencies in the first quarter of 2014 was concentrated in commercial loan delinquencies and was largely attributable to the payoffs and paydowns on the largest nonaccrual commercial relationships described above under the caption “Nonaccrual Loans”.

All loans 90 days or more past due at March 31, 2014 and December 31, 2013 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of March 31, 2014, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The carrying amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Mar 31, 2014	Dec 31, 2013
Accruing troubled debt restructured loans:
Commercial mortgages	$22,796	$22,800
Other commercial	989	1,265
Residential real estate mortgages	1,467	1,442
Consumer	233	236
Accruing troubled debt restructured loans	25,485	25,743
Nonaccrual troubled debt restructured loans:
Commercial mortgages	—	—
Other commercial	369	542
Residential real estate mortgages	447	—
Consumer	29	38
Nonaccrual troubled debt restructured loans	845	580
Total troubled debt restructured loans	$26,330	$26,323

As of March 31, 2014, loans classified as troubled debt restructurings totaled $26.3 million, essentially unchanged from the balance at December 31, 2013.

The largest troubled debt restructured relationship at March 31, 2014 consisted of an accruing commercial mortgage relationship with a carrying value of $9.5 million, secured by mixed use properties. The restructuring took place in the second quarter of 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. At March 31, 2014, the second largest troubled debt restructured relationship consisted of an accruing commercial mortgage relationship with a carrying value of $8.1 million, secured by a hotel industry property. The restructuring took place in the third quarter of 2012 and included a modification of certain payment terms and a below market interest rate reduction for a temporary period on approximately $3.1 million of the total balance. In connection with this restructuring, additional collateral was also provided by the borrower during the third quarter of 2012. The third largest troubled debt restructured relationship consisted of a commercial mortgage with a carrying value of $4.9 million, secured by commercial property. The restructuring took place in the third quarter of 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. In connection with this restructuring, a principal pay-down of $1.2 million was provided by the borrower during the third quarter of 2013.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2014 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $1.5 million in potential problem loans at March 31, 2014, compared to $931 thousand at December 31, 2013.  The increase from December 31, 2013 was due to the change in credit quality on two commercial and industrial loan relationships. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  While management believes that the level of allowance for loan losses at March 31, 2014 is adequate and consistent with asset quality and delinquency indicators, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, (1) identification of loss allocations for individual loans deemed to be impaired, (2) loss allocation factors for non-impaired loans based on credit grade, historical loss experience, delinquency factors and other similar credit quality indicators, and (3) an unallocated allowance maintained for measurement imprecision and to reflect management’s consideration of other environment factors.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We analyze historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios as of the balance sheet date.  Revisions to loss allocation factors are not retroactively applied.

The methodology to measure the amount of estimated loan loss exposure includes an analysis of individual loans deemed to be impaired. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral.  For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Mar 31, 2014	Dec 31, 2013
Collateral dependent impaired loans (1)	$16,325	$21,940
Impaired loans measured on discounted cash flow method (2)	14,800	15,553
Total impaired loans	$31,125	$37,493

(1)	Net of partial charge-offs of $2.2 million and $2.4 million, respectively, at March 31, 2014 and December 31, 2013.

(2)	Net of partial charge-offs of $130 thousand and $141 thousand, respectively, at March 31, 2014 and December 31, 2013.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired. The loss allocation on impaired loans amounted to $1.0 million and $1.5 million, respectively, at March 31, 2014 and December 31, 2013.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

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

The provision for loan losses charged to earnings for the three months ended March 31, 2014 amounted to $300 thousand, compared to $600 thousand for the same period in 2013.  Net charge-offs for the three months ended March 31, 2014 totaled $1.1 million compared to $334 thousand for the first quarter of 2013. Included in net charge-offs in the first quarter of 2014, was an $853 thousand charge-off on the largest nonaccrual commercial mortgage relationship described under the caption “Nonaccrual Loans.”

As of March 31, 2014, the allowance for loan losses was $27.0 million, or 1.09% of total loans, compared to $27.9 million, or 1.13% of total loans, at December 31, 2013.  The decline in the ratio of the allowance for loan losses to total loans reflects charge-offs and a decrease in specific reserves on impaired loans. See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses as of the dates indicated:

(Dollars in thousands)	March 31, 2014			December 31, 2013
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$31,125	$1,027	3.30%	$37,493	$1,481	3.95%
Loans collectively evaluated for impairment	2,447,478	18,642	0.76%	2,425,391	18,494	0.76%
Unallocated	—	7,374	—	—	7,911	—
Total	$2,478,603	$27,043	1.09%	$2,462,884	$27,886	1.13%

The following table presents the allocation of the allowance for loan losses as of the dates indicated:

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$6,547	32%	$6,969	32%
Construction and development	269	1	362	2
Other	5,201	21	5,433	22
Residential real estate:
Mortgage	4,948	32	4,571	30
Homeowner construction	139	1	129	1
Consumer	2,565	13	2,511	13
Unallocated	7,374		7,911
Balance at end of period	$27,043	100%	$27,886	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

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

Total deposits amounted to $2.59 billion at March 31, 2014, up by $86.3 million, or 3%, from the balance at December 31, 2013. This included a net increase of $73.3 million of out-of-market wholesale brokered time certificates of deposit, which were utilized as replacement funding for the prepayment of FHLBB advances in the first quarter of 2014. Excluding out-of-market brokered certificates of deposits, in-market deposits were up by by $13.1 million, or 1%, in 2014.

Demand deposits totaled $445.6 million at March 31, 2014, up by $4.8 million, or 1%, from December 31, 2013. Also included in demand deposits at March 31, 2014 and December 31, 2013 were DDM reciprocal demand deposits of $12.0 million and $11.3 million, respectively.

NOW account balances increased by $1.7 million, or 1%, and totaled $311.5 million at March 31, 2014.

Savings accounts totaled $293.3 million at March 31, 2014, down by $4.0 million, or 1%, from December 31, 2013.

Money market accounts totaled $704.4 million at March 31, 2014, up by $37.8 million, or 6%, from the balance at December 31, 2013. Included in total money market deposits were ICS reciprocal money market deposits totaling $229.0 million at March 31, 2014, up by $26.6 million from the balance at December 31, 2013.

Time deposits amounted to $836.9 million at March 31, 2014, up by $46.1 million, or 6%, from the balance at December 31, 2013.  Included in time deposits at March 31, 2014 were brokered certificates of deposit of $171.3 million, up by $73.3 million from the balance at December 31, 2013 as described above. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $665.6 million at March 31, 2014 down by $27.2 million from December 31, 2013. Included in in-market time deposits were CDARS reciprocal time deposits of $135.9 million and $157.0 million, respectively, at March 31, 2014 and December 31, 2013.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $203.4 million at March 31, 2014, down by $84.7 million from the balance at the end of 2013.

As disclosed in the “Overview” section under the caption “Composition of Earnings,” Washington Trust prepaid FHLBB advances totaling $99.3 million in early March 2014, These advances had a weighted average rate of 3.01% and a weighted average remaining term of thirty-six months. Other wholesale funding in the form of brokered time certificates of deposits as well as existing on balance sheet liquidity were utilized as the funding source for the prepayments. The replacement wholesale funding amounted to $80.0 million, with maturities ranging from 2015 through 2019, a weighted average maturity of thirty-five months and an initial weighted average cost of approximately 0.93%. The net impact of these funding transactions was a reduction in interest expense of approximately $170 thousand in the first quarter of 2014.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 79% of total average assets in the three months ended March 31, 2014.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the three months ended March 31, 2014.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the three months ended March 31, 2014, net cash used in financing activities amounted to $2.3 million.  FHLBB advances decreased by $84.7 million, while total deposits increased by $86.3 million in the first three months of 2014. See additional disclosure in the “Sources of Funds” section under the caption “Borrowings.” Net cash used in investing activities totaled $23.7 million for the three months ended March 31, 2014. The most significant elements of cash flow within investment activities were principal payments received and maturities of mortgage backed securities and other securities, proceeds from sale of our merchant processing service business line and net outflows related to growth in the loan portfolio. Net cash provided by operating activities amounted to $1.4 million for the three months ended March 31, 2014. Net income totaled $9.3 million in the first three months of 2014 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities and the gain on the sale of our merchant processing service business line. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $335.9 million at March 31, 2014, up by $6.2 million from December 31, 2013, including $9.3 million of earnings retention and a reduction of $4.9 million for dividend declarations.

The ratio of total equity to total assets amounted to 10.51% at March 31, 2014.  This compares to a ratio of 10.34% at December 31, 2013.  Book value per share at March 31, 2014 and December 31, 2013 amounted to $20.19 and $19.84, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of March 31, 2014, the Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action.

See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at March 31, 2014:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$203,429	$17,518	$44,744	$105,590	$35,577
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	23,314	2,511	4,061	3,255	13,487
Software licensing arrangements	4,266	2,397	1,869	—	—
Other borrowings	167	45	103	19	—
Total contractual obligations	$253,857	$22,471	$50,777	$108,864	$71,745

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity. Some FHLBB advances are callable at earlier dates.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$282,716	$155,481	$71,069	$24,745	$31,421
Home equity lines	196,744	—	—	—	196,744
Other loans	36,139	28,409	4,235	3,495	—
Standby letters of credit	2,903	2,756	147	—	—
Forward loan commitments:
Interest rate lock commitments	26,779	26,779	—	—	—
Commitments to sell residential mortgage loans	36,931	36,931	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	111,986	28,775	22,565	23,278	37,368
Mirror swaps with counterparties	111,986	28,775	22,565	23,278	37,368
Interest rate risk management contract:
Interest rate swap contracts	22,681	—	22,681	—	—
Total commitments	$828,865	$307,906	$143,262	$74,796	$302,901

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2014 and December 31, 2013, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2014 and December 31, 2013.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2014		December 31, 2013
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.07)%	(4.40)%	(1.66)%	(6.02)%
100 basis point rate increase	1.56%	2.42%	2.22%	3.91%
200 basis point rate increase	3.33%	4.84%	4.44%	7.16%
300 basis point rate increase	3.70%	4.03%	5.30%	6.98%

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

The positive exposure of net interest income to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles. The relative decrease in positive exposure of net interest income to rising rates from December 31, 2013 to March 31, 2014 was largely attributable to changes in balance sheet composition and the shape of the yield curve.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2014 and December 31, 2013 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (noncallable)	$62	($124)
U.S. government sponsored enterprise securities (callable)	170	(1,071)
Obligations of states and political subdivisions	1,045	(2,059)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	4,461	(15,429)
Trust preferred debt and other corporate debt securities	34	649
Total change in market value as of March 31, 2014	$5,772	($18,034)

Total change in market value as of December 31, 2013	$6,863	($20,841)

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the periods ended March 31, 2014.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item IA to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
10.1
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors. Filed herewith.  (2)

10.2	Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees. Filed herewith. (2)
10.3	Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors. Filed herewith. (2)
10.4	Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees. Filed herewith. (2)
10.5
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors. Filed herewith.  (2)

10.6	Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees. Filed herewith. (2)
10.7	Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees. Filed herewith. (2)
10.8	Form of Incentive Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees. Filed herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (4)

____________________

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 8, 2014	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 8, 2014	By:	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
10.1
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors. Filed herewith.  (2)

10.2	Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees. Filed herewith. (2)
10.3	Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors. Filed herewith. (2)
10.4	Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees. Filed herewith. (2)
10.5
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors. Filed herewith.  (2)

10.6	Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees. Filed herewith. (2)
10.7	Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees. Filed herewith. (2)
10.8	Form of Incentive Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees. Filed herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (4)

____________________

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