Form 10-Q
period 2014-06-30
WASHINGTON TRUST BANCORP INC
filed 2014-08-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2014 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of July 31, 2014 was 16,713,577.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS (unaudited)	except par value)

	June 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$145,408	$81,939
Short-term investments	3,781	3,378
Mortgage loans held for sale, at fair value	22,407	11,636
Securities:
Available for sale, at fair value	327,578	392,903
Held to maturity, at amortized cost (fair value $28,618 in 2014 and $29,865 in 2013)	27,814	29,905
Total securities	355,392	422,808
Federal Home Loan Bank stock, at cost	37,730	37,730
Loans:
Commercial	1,366,170	1,363,335
Residential real estate	876,639	772,674
Consumer	338,315	326,875
Total loans	2,581,124	2,462,884
Less allowance for loan losses	27,269	27,886
Net loans	2,553,855	2,434,998
Premises and equipment, net	26,518	25,402
Investment in bank-owned life insurance	57,559	56,673
Goodwill	58,114	58,114
Identifiable intangible assets, net	5,165	5,493
Other assets	51,093	50,696
Total assets	$3,317,022	$3,188,867
Liabilities:
Deposits:
Demand deposits	$411,586	$440,785
NOW accounts	314,060	309,771
Money market accounts	772,084	666,646
Savings accounts	292,112	297,357
Time deposits	796,255	790,762
Total deposits	2,586,097	2,505,321
Federal Home Loan Bank advances	322,056	288,082
Junior subordinated debentures	22,681	22,681
Other liabilities	42,738	43,137
Total liabilities	2,973,572	2,859,221
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,705,427 shares at June 30, 2014 and 16,613,561 shares at December 31, 2013	1,044	1,038
Paid-in capital	99,288	97,566
Retained earnings	241,918	232,595
Accumulated other comprehensive (gain) loss	1,200	(1,553)
Total shareholders’ equity	343,450	329,646
Total liabilities and shareholders’ equity	$3,317,022	$3,188,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

		Three months		Six months
	Periods ended June 30,	2014	2013	2014	2013
	Interest income:
	Interest and fees on loans	$26,169	$25,513	$51,758	$50,736
Interest on securities:	Taxable	2,699	2,576	5,641	5,421
	Nontaxable	557	647	1,139	1,306
	Dividends on Federal Home Loan Bank stock	138	39	280	77
	Other interest income	28	24	63	52
	Total interest and dividend income	29,591	28,799	58,881	57,592
	Interest expense:
	Deposits	3,120	3,096	6,089	6,290
	Federal Home Loan Bank advances	1,758	2,679	3,999	5,416
	Junior subordinated debentures	241	612	482	1,002
	Other interest expense	4	3	7	8
	Total interest expense	5,123	6,390	10,577	12,716
	Net interest income	24,468	22,409	48,304	44,876
	Provision for loan losses	450	700	750	1,300
	Net interest income after provision for loan losses	24,018	21,709	47,554	43,576
	Noninterest income:
	Wealth management revenues	8,530	7,912	16,595	15,386
	Merchant processing fees	—	2,613	1,291	4,590
	Net gains on loan sales and commissions on loans originated for others	1,707	3,485	2,946	7,651
	Service charges on deposit accounts	824	790	1,578	1,581
	Card interchange fees	779	683	1,460	1,282
	Income from bank-owned life insurance	441	461	886	928
	Net (losses) gains on interest rate swap contracts	(37)	152	223	171
	Equity in earnings (losses) of unconsolidated subsidiaries	(107)	(57)	(150)	(18)
	Net gain on sale of business line	—	—	6,265	—
	Other income	677	355	1,090	761
	Noninterest income, excluding other-than-temporary impairment losses	12,814	16,394	32,184	32,332
	Total other-than-temporary impairment losses on securities	—	—	—	(613)
	Portion of loss recognized in other comprehensive income (before tax)	—	—	—	(2,159)
	Net impairment losses recognized in earnings	—	—	—	(2,772)
	Total noninterest income	12,814	16,394	32,184	29,560
	Noninterest expense:
	Salaries and employee benefits	14,771	15,542	29,329	30,984
	Net occupancy	1,475	1,364	3,115	2,878
	Equipment	1,235	1,192	2,471	2,436
	Merchant processing costs	—	2,211	1,050	3,884
	Outsourced services	1,015	871	2,059	1,712
	Legal, audit and professional fees	598	554	1,216	1,162
	FDIC deposit insurance costs	413	451	853	882
	Advertising and promotion	540	476	772	831
	Amortization of intangibles	164	173	328	346
	Foreclosed property costs	43	137	21	184
	Debt prepayment penalties	—	—	6,294	—
	Other expenses	2,194	2,034	4,232	3,890
	Total noninterest expense	22,448	25,005	51,740	49,189
	Income before income taxes	14,384	13,098	27,998	23,947
	Income tax expense	4,587	4,115	8,903	7,543
	Net income	$9,797	$8,983	$19,095	$16,404

	Weighted average common shares outstanding - basic	16,678	16,454	16,653	16,428
	Weighted average common shares outstanding - diluted	16,831	16,581	16,817	16,558
Per share information:	Basic earnings per common share	$0.59	$0.54	$1.14	$0.99
	Diluted earnings per common share	$0.58	$0.54	$1.13	$0.99
	Cash dividends declared per share	$0.29	$0.25	$0.58	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months		Six Months
Periods ended June 30,	2014	2013	2014	2013
Net income	$9,797	$8,983	$19,095	$16,404
Other comprehensive income, net of tax:
Securities available for sale:
Changes in fair value of securities available for sale	1,817	(3,821)	2,429	(4,874)
Net losses on securities reclassified into earnings	—	—	—	393
Net change in fair value of securities available for sale	1,817	(3,821)	2,429	(4,481)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings	—	—	—	1,384
Cash flow hedges:
Change in fair value of cash flow hedges	(14)	34	(30)	32
Net cash flow hedge losses reclassified into earnings	93	118	185	240
Net change in fair value of cash flow hedges	79	152	155	272
Defined benefit plan obligation adjustment	81	292	169	629
Total other comprehensive income (loss), net of tax	1,977	(3,377)	2,753	(2,196)
Total comprehensive income	$11,774	$5,606	$21,848	$14,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2013	16,380	$1,024	$91,453	$213,674	($10,499)	$295,652
Net income				16,404		16,404
Total other comprehensive income (loss), net of tax					(2,196)	(2,196)
Cash dividends declared				(8,317)		(8,317)
Share-based compensation			879			879
Deferred compensation plan	2	—	30			30
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	105	6	912			918
Balance at June 30, 2013	16,487	$1,030	$93,274	$221,761	($12,695)	$303,370

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2014	16,614	$1,038	$97,566	$232,595	($1,553)	$329,646
Net income				19,095		19,095
Total other comprehensive income, net of tax					2,753	2,753
Cash dividends declared				(9,772)		(9,772)
Share-based compensation			961			961
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	91	6	761			767
Balance at June 30, 2014	16,705	$1,044	$99,288	$241,918	$1,200	$343,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,	2014	2013
	Cash flows from operating activities:
	Net income	$19,095	$16,404
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	750	1,300
	Depreciation of premises and equipment	1,564	1,677
	Foreclosed and repossessed property valuation adjustments	39	72
	Net amortization of premium and discount	373	887
	Net amortization of intangibles	328	346
	Share-based compensation	961	879
	Income from bank-owned life insurance	(886)	(928)
	Net gain on sale of business line	(6,265)	—
	Net gains on loan sales and commissions on loans originated for others	(2,946)	(7,651)
	Net impairment losses recognized in earnings	—	2,772
	Net gains on interest rate swap contracts	(223)	(171)
	Equity in (earnings) losses of unconsolidated subsidiaries	150	18
	Proceeds from sales of loans	111,075	256,362
	Loans originated for sale	(119,373)	(231,167)
	(Increase) decrease in other assets	(828)	5,242
	Decrease in other liabilities	(2,876)	(9,246)
	Net cash provided by operating activities	938	36,796
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(9,987)	(1,036)
	Other investment securities available for sale	—	(424)
Proceeds from sale of:	Other investment securities available for sale	547	—
Maturities and principal payments of:	Mortgage-backed securities available for sale	51,724	45,561
	Other investment securities available for sale	26,507	6,550
	Mortgage-backed securities held to maturity	1,977	6,279
	Remittance of Federal Home Loan Bank stock	—	2,688
	Net proceeds from the sale of business line	6,305	—
	Proceeds received and deferred in connection with sale of business line	900	—
	Net increase in loans	(112,951)	(84,443)
	Purchases of loans, including purchased interest	(6,088)	(7,222)
	Proceeds from the sale of property acquired through foreclosure or repossession	671	1,481
	Purchases of premises and equipment	(2,681)	(837)
	Net cash used in investing activities	(43,076)	(31,403)
	Cash flows from financing activities:
	Net increase (decrease) in deposits	80,776	(8,022)
	Net decrease in other borrowings	(22)	(1,013)
	Proceeds from Federal Home Loan Bank advances	234,000	204,000
	Repayment of Federal Home Loan Bank advances	(200,026)	(191,831)
	Proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	376	672
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	391	276
	Redemption of junior subordinated debentures	—	(10,310)
	Cash dividends paid	(9,485)	(8,148)
	Net cash provided by (used in) financing activities	106,010	(14,376)
	Net increase (decrease) in cash and cash equivalents	63,872	(8,983)
	Cash and cash equivalents at beginning of period	85,317	92,650
	Cash and cash equivalents at end of period	$149,189	$83,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30,	2014	2013
Noncash Investing and Financing Activities:
Loans charged off	$1,490	$4,549
Loans transferred to property acquired through foreclosure or repossession	1,016	1,050
Supplemental Disclosures:
Interest payments	$10,440	$12,446
Income tax payments	7,965	7,328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Information
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

Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Corporation is currently evaluating the impact that ASU 2014-09 will have on the its consolidated financial statements and related disclosures. The Corporation has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(3)	Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $5.9 million at June 30, 2014 and $6.7 million at December 31, 2013 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of June 30, 2014 and December 31, 2013, cash and due from banks included interest-bearing deposits in other banks of $92.9 million and $51.8 million, respectively.

(4)	Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$9,999	$13	$—	$10,012
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	217,767	10,531	(13)	228,285
Obligations of states and political subdivisions	54,161	2,230	—	56,391
Individual name issuer trust preferred debt securities	30,734	—	(4,099)	26,635
Corporate bonds	6,123	133	(1)	6,255
Total securities available for sale	$318,784	$12,907	($4,113)	$327,578
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$27,814	$804	$—	$28,618
Total securities held to maturity	$27,814	$804	$—	$28,618
Total securities	$346,598	$13,711	($4,113)	$356,196

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)
December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$54,474	$720	($79)	$55,115
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	230,387	8,369	(401)	238,355
Obligations of states and political subdivisions	60,659	2,200	—	62,859
Trust preferred securities:
Individual name issuers	30,715	—	(6,031)	24,684
Collateralized debt obligations	547	—	—	547
Corporate bonds	11,128	231	(16)	11,343
Total securities available for sale	$387,910	$11,520	($6,527)	$392,903
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$29,905	$14	($54)	$29,865
Total securities held to maturity	$29,905	$14	($54)	$29,865
Total securities	$417,815	$11,534	($6,581)	$422,768

At June 30, 2014 and December 31, 2013, securities available for sale and held to maturity with a fair value of $339.9 million and $397.5 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings and letters of credit, potential borrowings with the FRB, certain public deposits and for other purposes.

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

	June 30, 2014
(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$9,999	$—	$—	$—	$9,999
Weighted average yield	2.87%	—%	—%	—%	2.87%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	38,199	100,451	53,538	25,579	217,767
Weighted average yield	3.98%	3.61%	2.85%	2.12%	3.31%
Obligations of state and political subdivisions:
Amortized cost	18,072	36,089	—	—	54,161
Weighted average yield	3.85%	3.93%	—%	—%	3.90%
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	—	30,734	30,734
Weighted average yield	—%	—%	—%	1.07%	1.07%
Corporate bonds:
Amortized cost	—	5,919	204	—	6,123
Weighted average yield	—%	2.76%	3.20%	—%	2.78%
Total debt securities available for sale:
Amortized cost	$66,270	$142,459	$53,742	$56,313	$318,784
Weighted average yield	3.77%	3.66%	2.85%	1.55%	3.17%
Fair value	$68,872	$144,962	$56,196	$57,548	$327,578
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$3,400	$10,557	$8,373	$5,484	$27,814
Weighted average yield	3.10%	3.03%	2.83%	1.08%	2.59%
Fair value	$3,498	$10,862	$8,615	$5,643	$28,618

Included in the above table were debt securities with an amortized cost balance of $85.1 million and a fair value of $82.8 million at June 30, 2014 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from fifteen months to twenty-three years, with call features ranging from one month to three years.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2014	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	$—	$—	1	$935	($13)	1	$935	($13)
Individual name issuer trust preferred debt securities	—	—	—	11	26,635	(4,099)	11	26,635	(4,099)
Corporate bonds	—	—	—	1	201	(1)	1	201	(1)
Total temporarily impaired securities	—	—	$—	13	$27,771	($4,113)	13	$27,771	($4,113)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2013	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$9,909	($79)	—	$—	$—	1	$9,909	($79)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	7	76,748	(455)	—	—	—	7	76,748	(455)
Individual name issuer trust preferred debt securities	—	—	—	11	24,684	(6,031)	11	24,684	(6,031)
Corporate bonds	2	407	(16)	—	—	—	2	407	(16)
Total temporarily impaired securities	10	$87,064	($550)	11	$24,684	($6,031)	21	$111,748	($6,581)

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

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at June 30, 2014 were eleven trust preferred security holdings issued by seven individual companies in the banking sector.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector. Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of June 30, 2014, individual name issuer trust preferred debt securities with an amortized cost of $11.9 million and unrealized losses of $1.6 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Credit-Related Impairment Losses Recognized on Debt Securities
The following table presents a rollforward of the cumulative credit-related impairment losses on debt securities held by the Corporation:

(Dollars in thousands)	Three months		Six months
Periods ended June 30,	2014	2013	2014	2013
Balance at beginning of period	$—	$1,229	$—	$3,325
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	—	—	—	2,772
Reductions for securities for which a liquidation notice was received during the period	—	—	—	(4,868)
Balance at end of period	$—	$1,229	$—	$1,229

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

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$772,772	30%	$796,249	32%
Construction and development (2)	38,574	1	36,289	1
Other (3)	554,824	22	530,797	22
Total commercial	1,366,170	53	1,363,335	55
Residential real estate:
Mortgages	846,187	33	749,163	30
Homeowner construction	30,452	1	23,511	1
Total residential real estate	876,639	34	772,674	31
Consumer:
Home equity lines	237,390	9	231,362	9
Home equity loans	45,632	2	40,212	2
Other (4)	55,293	2	55,301	3
Total consumer	338,315	13	326,875	14
Total loans (5)	$2,581,124	100%	$2,462,884	100%

(1)	Amortizing mortgages and lines of credit, primarily secured by income producing property.

(2)	Loans for construction commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Fixed-rate consumer installment loans.

(5)
Includes net unamortized loan origination costs of $1.5 million and $879 thousand, respectively, and net unamortized premiums on purchased loans of $100 thousand and $99 thousand, respectively, at June 30, 2014 and December 31, 2013.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

At June 30, 2014 and December 31, 2013, there were $1.18 billion and $1.14 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 8 for additional disclosure regarding borrowings.

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

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Jun 30, 2014	Dec 31, 2013
Commercial:
Mortgages	$2,290	$7,492
Construction and development	—	—
Other	1,615	1,291
Residential real estate:
Mortgages	7,417	8,315
Homeowner construction	—	—
Consumer:
Home equity lines	724	469
Home equity loans	321	687
Other	168	48
Total nonaccrual loans	$12,535	$18,302
Accruing loans 90 days or more past due	$—	$—

As of June 30, 2014 and December 31, 2013, nonaccrual loans of $2.1 million and $2.7 million, respectively, were current as to the payment of principal and interest.

At June 30, 2014, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
June 30, 2014	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$311	$1,583	$2,250	$4,144	$768,628	$772,772
Construction and development	—	—	—	—	38,574	38,574
Other	1,785	773	417	2,975	551,849	554,824
Residential real estate:
Mortgages	5,249	855	4,335	10,439	835,748	846,187
Homeowner construction	—	—	—	—	30,452	30,452
Consumer:
Home equity lines	1,227	554	280	2,061	235,329	237,390
Home equity loans	309	18	106	433	45,199	45,632
Other	353	530	126	1,009	54,284	55,293
Total loans	$9,234	$4,313	$7,514	$21,061	$2,560,063	$2,581,124

(Dollars in thousands)	Days Past Due
December 31, 2013	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$7,492	$7,492	$788,757	$796,249
Construction and development	—	—	—	—	36,289	36,289
Other	276	302	731	1,309	529,488	530,797
Residential real estate:
Mortgages	4,040	1,285	5,633	10,958	738,205	749,163
Homeowner construction	—	—	—	—	23,511	23,511
Consumer:
Home equity lines	831	100	269	1,200	230,162	231,362
Home equity loans	448	66	349	863	39,349	40,212
Other	43	—	38	81	55,220	55,301
Total loans	$5,638	$1,753	$14,512	$21,903	$2,440,981	$2,462,884

Included in past due loans as of June 30, 2014 and December 31, 2013, were nonaccrual loans of $10.4 million and $15.6 million, respectively. All loans 90 days or more past due at June 30, 2014 and December 31, 2013 were classified as nonaccrual.

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

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
No Related Allowance Recorded:
Commercial:
Mortgages	$9,160	$998	$9,135	$998	$—	$—
Construction and development	—	—	—	—	—	—
Other	1,032	1,055	1,032	1,050	—	—
Residential real estate:
Mortgages	2,226	1,167	2,354	1,259	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$12,418	$3,220	$12,521	$3,307	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$15,788	$29,335	$16,275	$31,731	$747	$552
Construction and development	—	—	—	—	—	—
Other	1,556	1,506	1,843	1,945	324	463
Residential real estate:
Mortgages	2,253	3,122	2,538	3,507	390	463
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	82	173	82	174	41	1
Home equity loans	94	55	91	54	21	—
Other	119	127	117	130	2	2
Subtotal	$19,892	$34,318	$20,946	$37,541	$1,525	$1,481
Total impaired loans	$32,310	$37,538	$33,467	$40,848	$1,525	$1,481
Total:
Commercial	$27,536	$32,894	$28,285	$35,724	$1,071	$1,015
Residential real estate	4,479	4,289	4,892	4,766	390	463
Consumer	295	355	290	358	64	3
Total impaired loans	$32,310	$37,538	$33,467	$40,848	$1,525	$1,481

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class, for the periods indicated:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended June 30,	2014	2013	2014	2013
Commercial:
Mortgages	$25,093	$27,904	$240	$152
Construction and development	—	—	—	—
Other	2,492	7,385	15	50
Residential real estate:
Mortgages	4,452	4,496	36	27
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	60	191	—	1
Home equity loans	157	69	2	1
Other	118	144	2	2
Totals	$32,372	$40,189	$295	$233

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Six months ended June 30,	2014	2013	2014	2013
Commercial:
Mortgages	$26,707	$24,423	$405	$252
Construction and development	—	—	—	—
Other	2,429	9,001	38	114
Residential real estate:
Mortgages	4,100	4,250	50	49
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	97	227	2	4
Home equity loans	126	87	3	4
Other	122	153	4	4
Totals	$33,581	$38,141	$502	$427

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $26.6 million at June 30, 2014 and $26.4 million at December 31, 2013. These amounts included accrued interest of $63 thousand and $44 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $795 thousand and $556 thousand, respectively, at June 30, 2014 and December 31, 2013. As of June 30, 2014, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table presents loans modified as a troubled debt restructuring during the periods indicated:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended June 30,	2014	2013	2014	2013	2014	2013
Commercial:
Mortgages	—	3	$—	$9,504	$—	$9,504
Construction and development	—	—	—	—	—	—
Other	9	5	763	1,168	763	1,168
Residential real estate:
Mortgages	—	—	—	—	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	9	8	$763	$10,672	$763	$10,672

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Six months ended June 30,	2014	2013	2014	2013	2014	2013
Commercial:
Mortgages	—	5	$—	$9,956	$—	$9,876
Construction and development	—	—	—	—	—	—
Other	9	5	763	1,168	763	1,168
Residential real estate:
Mortgages	2	—	479	—	479	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	1	—	92	—	92
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	11	11	$1,242	$11,216	$1,242	$11,136

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table provides information on how loans were modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2014	2013	2014	2013
Below market interest rate concession	$77	$9,504	$77	$9,818
Payment deferral	—	—	479	—
Maturity / amortization concession	599	—	599	—
Interest only payments	—	323	—	415
Combination (1)	87	845	87	983
Total	$763	$10,672	$1,242	$11,216

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

The following table presents loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the periods indicated:

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Three months ended June 30,	2014	2013	2014	2013
Commercial:
Mortgages	—	1	$—	$482
Construction and development	—	—	—	—
Other	3	—	254	—
Residential real estate:
Mortgages	—	—	—	—
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	—	—	—
Totals	3	1	$254	$482

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Six months ended June 30,	2014	2013	2014	2013
Commercial:
Mortgages	—	2	$—	$717
Construction and development	—	—	—	—
Other	3	—	254	—
Residential real estate:
Mortgages	—	—	—	—
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	1	—	32
Other	—	—	—	—
Totals	3	3	$254	$749

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. As of June 30, 2014 and December 31, 2013, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.61 and 4.64, respectively. For non-impaired loans, the Corporation assigns a loss allocation factor to each loan, based on its risk rating for purposes of establishing an appropriate allowance for loan losses. See Note 6 for additional information.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
Mortgages	$742,025	$756,838	$22,819	$23,185	$7,928	$16,226
Construction and development	38,574	36,289	—	—	—	—
Other	535,811	507,962	15,900	19,887	3,113	2,948
Total commercial loans	$1,316,410	$1,301,089	$38,719	$43,072	$11,041	$19,174

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
Residential real estate:
Accruing mortgages	$838,770	$740,848	$—	$—
Nonaccrual mortgages	3,082	2,682	4,335	5,633
Homeowner construction	30,452	23,511	—	—
Total residential real estate loans	$872,304	$767,041	$4,335	$5,633
Consumer:
Home equity lines	$237,110	$231,093	$280	$269
Home equity loans	45,526	39,864	106	348
Other	55,167	55,262	126	39
Total consumer loans	$337,803	$326,219	$512	$656

(6)	Allowance for Loan Losses
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

Loss allocation factors are used for non-impaired loans based on credit grade, historical loss experience, delinquency factors and other similar credit quality indicators. Individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system described in Note 5 under the caption “Credit Quality Indicators” and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. Portfolios of more homogeneous populations of loans, including the various categories of residential mortgages and consumer loans, are analyzed as groups, taking into account delinquency status and historical loss experience and other qualitative environmental factors for each type of credit product.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the activity in the allowance for loan losses for the three months ended June 30, 2014 and 2013, respectively:

	Commercial
(Dollars in thousands)	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$6,547	$269	$5,201	$12,017	$5,087	$2,565	$7,374	$27,043
Charge-offs	(32)	—	(115)	(147)	(30)	(90)		(267)
Recoveries	6	—	20	26	—	17		43
Provision	452	225	348	1,025	(217)	77	(435)	450
Ending Balance	$6,973	$494	$5,454	$12,921	$4,840	$2,569	$6,939	$27,269

	Commercial
(Dollars in thousands)	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$9,607	$246	$5,966	$15,819	$4,533	$2,489	$8,298	$31,139
Charge-offs	(4,000)	—	(85)	(4,085)	(39)	(51)		(4,175)
Recoveries	186	—	22	208	3	9		220
Provision	955	31	(461)	525	194	8	(27)	700
Ending Balance	$6,748	$277	$5,442	$12,467	$4,691	$2,455	$8,271	$27,884

The following tables present the activity in the allowance for loan losses for six months ended June 30, 2014 and 2013, respectively:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$6,969	$362	$5,433	$12,764	$4,700	$2,511	$7,911	$27,886
Charge-offs	(977)	—	(311)	(1,288)	(72)	(130)		(1,490)
Recoveries	12	—	46	58	35	30		123
Provision	969	132	286	1,387	177	158	(972)	750
Ending Balance	$6,973	$494	$5,454	$12,921	$4,840	$2,569	$6,939	$27,269

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$9,407	$224	$5,996	$15,627	$4,269	$2,684	$8,293	$30,873
Charge-offs	(4,114)	—	(178)	(4,292)	(48)	(209)		(4,549)
Recoveries	192	—	44	236	3	21		260
Provision	1,263	53	(420)	896	467	(41)	(22)	1,300
Ending Balance	$6,748	$277	$5,442	$12,467	$4,691	$2,455	$8,271	$27,884

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$24,893	$747	$30,292	$552
Construction & development	—	—	—	—
Other	2,585	324	2,556	463
Residential real estate	4,456	390	4,290	463
Consumer	291	64	355	3
Subtotal	$32,225	$1,525	$37,493	$1,481
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$747,879	$6,226	$765,957	$6,417
Construction & development	38,574	494	36,289	362
Other	552,239	5,130	528,241	4,970
Residential real estate	872,183	4,450	768,384	4,237
Consumer	338,024	2,505	326,520	2,508
Subtotal	$2,548,899	$18,805	$2,425,391	$18,494
Unallocated	—	6,939	—	7,911
Total	$2,581,124	$27,269	$2,462,884	$27,886

(7)	Time Certificates of Deposit
Time certificates of deposit amounted to $796.3 million and $790.8 million, respectively, at June 30, 2014 and December 31, 2013. These amounts included wholesale brokered time certificates of deposit of $171.2 million and $98.0 million, respectively, at June 30, 2014 and December 31, 2013. Wholesale brokered time deposits of $80.0 million were utilized as replacement funding for the prepayment of certain FHLBB advances in the first quarter of 2014. See Note 8.

The following table presents scheduled maturities of time certificates of deposit outstanding at June 30, 2014:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2014 through December 31, 2014	$286,272	1.25%
2015	209,147	0.95%
2016	127,897	1.20%
2017	83,968	0.86%
2018	50,820	2.01%
Thereafter	38,151	0.49%
Balance at June 30, 2014	$796,255	1.13%

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the amount of time certificates of deposit in denominations of $100 thousand or more at June 30, 2014, maturing during the periods indicated:

(Dollars in thousands)	Scheduled Maturity
July 1, 2014 to September 30, 2014	$122,022
October 1, 2014 to December 31, 2014	43,522
January 1, 2015 to June 30, 2015	54,999
July 1, 2015 and beyond	91,951
Balance at June 30, 2014	$312,494

(8)	Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $322.1 million and $288.1 million, respectively, at June 30, 2014 and December 31, 2013. The year-to-date increase in FHLBB advances was concentrated in the second quarter of 2014 as short-term advances were used primarily to fund loan growth. In addition, FHLBB advances totaling $99.3 million were prepaid in early March 2014, resulting in debt prepayment penalty expense of approximately $6.3 million. Other wholesale funding in the form of brokered time certificates of deposits as well as existing on balance sheet liquidity were utilized as the funding source for the prepayments. See Note 7.

The following table presents maturities of FHLBB advances outstanding as of June 30, 2014:

(Dollars in thousands)	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)
July 1, 2014 to December 31, 2014	$135,759	$135,759	0.36%
2015	1,569	1,569	4.89%
2016	43,130	43,130	3.10%
2017	41,045	41,045	3.16%
2018	64,803	64,803	3.85%
2019 and after	35,750	35,750	4.50%
Balance at June 30, 2014	$322,056	$322,056	2.27%

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

As of June 30, 2014, the Bank also has access to an unused line of credit with the FHLBB amounting to $20.0 million. In addition, the FHLBB has issued standby letters of credit to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposit at the FHLBB. The Bank’s unused remaining available borrowing capacity at the FHLBB was approximately $524.2 million and $564.1 million, respectively, at June 30, 2014 and December 31, 2013.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(9)	Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	$330,146	13.24%	$199,489	8.00%	$249,361	10.00%
Bank	$325,097	13.05%	$199,343	8.00%	$249,179	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$302,541	12.13%	$99,744	4.00%	$149,616	6.00%
Bank	$297,492	11.94%	$99,671	4.00%	$149,507	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$302,541	9.62%	$125,796	4.00%	$157,245	5.00%
Bank	$297,492	9.47%	$125,633	4.00%	$157,041	5.00%
December 31, 2013
Total Capital (to Risk-Weighted Assets):
Corporation	$319,486	13.29%	$192,306	8.00%	$240,382	10.00%
Bank	$314,458	13.09%	$192,147	8.00%	$240,184	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$291,292	12.12%	$96,153	4.00%	$144,229	6.00%
Bank	$286,264	11.92%	$96,074	4.00%	$144,111	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$291,292	9.41%	$123,785	4.00%	$154,732	5.00%
Bank	$286,264	9.26%	$123,633	4.00%	$154,541	5.00%
(1)    Leverage ratio

(10)	Derivative Financial Instruments
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

Cash Flow Hedging Instruments
As of June 30, 2014 and December 31, 2013, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $22.7 million of variable rate junior subordinated debentures. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp has pledged collateral to derivative counterparties

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

in the form of cash totaling $939 thousand at June 30, 2014 and $1.6 million at December 31, 2013.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Customer Related Derivative Contracts
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of June 30, 2014 and December 31, 2013, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $110.8 million and $105.6 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2014	Dec 31, 2013	Balance Sheet Location	Jun 30, 2014	Dec 31, 2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$773	$1,012
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	998	392	Other liabilities	3	—
Commitments to sell mortgage loans	Other assets	16	10	Other liabilities	1,655	583
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	3,046	2,403	Other liabilities	101	297
Mirror swaps with counterparties	Other assets	113	330	Other liabilities	3,125	2,406
Total		$4,173	$3,135		$5,657	$4,298

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
	Three months		Six months			Three months		Six months
Periods ended June 30,	2014	2013	2014	2013		2014	2013	2014	2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$79	$152	$155	$272	Interest Expense	$—	$—	$—	$—
Total	$79	$152	$155	$272		$—	$—	$—	$—

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income
	Statement of Income Location	Three months		Six months
Periods ended June 30,		2014	2013	2014	2013
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Net gains on loan sales & commissions on loans originated for others	$326	($855)	$603	($1,773)
Commitments to sell mortgage loans	Net gains on loan sales & commissions on loans originated for others	(753)	1,753	(1,066)	3,724
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	1,120	(407)	2,150	(411)
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(1,157)	559	(1,927)	582
Total		($464)	$1,050	($240)	$2,122

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(11)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of June 30, 2014 and December 31, 2013, securities available for sale, residential real estate mortgage loans held for sale and derivatives were recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale was $21.8 million and $11.5 million, respectively, at June 30, 2014 and December 31, 2013. The aggregate fair value of these loans as of the same dates was $22.4 million and $11.6 million, respectively. As of June 30, 2014 and December 31, 2013, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $644 thousand and $181 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due at June 30, 2014 and December 31, 2013.

The following table presents the changes in fair value related to mortgage loans held for sale, interest rate lock commitments and commitments to sell residential real estate mortgage loans for the periods indicated. Changes in fair values are reported as a component of net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

(Dollars in thousands)
	Three Months		Six months
Periods ended June 30,	2014	2013	2014	2013
Mortgage loans held for sale	$387	($898)	$463	($1,959)
Interest rate lock commitments	326	(855)	603	(1,773)
Commitments to sell	(753)	1,753	(1,066)	3,724
Total changes in fair value	($40)	$—	$—	($8)

Items Measured at Fair Value on a Recurring Basis
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at June 30, 2014 and December 31, 2013.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no such securities held at June 30, 2014 and December 31, 2013.

Mortgage Loans Held for Sale
The fair values of mortgage loans held for sale are generally estimated based on secondary market rates offered for loans with similar characteristics. When secondary market information exists, these loans are classified as Level 2. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. Any changes in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk. There were no level 3 mortgage loans held for sale held at June 30, 2014 and December 31, 2013.

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

Level 2 fair value measurements of forward loan commitments (interest rate lock commitments and commitments to sell residential real estate mortgages) are estimated using the anticipated market price based on pricing indications provided from syndicate banks. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. There were no level 3 forward loan commitments held at June 30, 2014 and December 31, 2013.

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

Property Acquired Through Foreclosure or Repossession
Property acquired through foreclosure or repossession included in other assets in the Consolidated Balance Sheets is adjusted to fair value less costs to sell upon transfer out of loans through a charge to the allowance for loan losses.  Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Such subsequent valuation charges are charged through earnings.  Fair value is generally based upon appraised values of the collateral.  Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
June 30, 2014	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$10,012	$—	$10,012
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	228,285	—	228,285
Obligations of states and political subdivisions	—	56,391	—	56,391
Individual name issuer trust preferred debt securities	—	26,635	—	26,635
Corporate bonds	—	6,255	—	6,255
Mortgage loans held for sale	—	22,407	—	22,407
Derivative assets (1):
Interest rate swap contracts with customers	—	3,159	—	3,159
Forward loan commitments	—	1,014	—	1,014
Total assets at fair value on a recurring basis	$—	$354,158	$—	$354,158
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with counterparties	$—	$3,226	$—	$3,226
Interest rate risk management swap contracts	—	773	—	773
Forward loan commitments	—	1,658	—	1,658
Total liabilities at fair value on a recurring basis	$—	$5,657	$—	$5,657

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$55,115	$—	$55,115
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	238,355	—	238,355
Obligations of states and political subdivisions	—	62,859	—	62,859
Individual name issuer trust preferred debt securities	—	24,684	—	24,684
Pooled trust preferred debt securities	—	547	—	547
Corporate bonds	—	11,343	—	11,343
Mortgage loans held for sale	—	11,636	—	11,636
Derivative assets (1):
Interest rate swap contracts with customers	—	2,733	—	2,733
Forward loan commitments	—	402	—	402
Total assets at fair value on a recurring basis	$—	$407,674	$—	$407,674
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with counterparties	$—	$2,703	$—	$2,703
Interest rate risk management swap contracts	—	1,012	—	1,012
Forward loan commitments	—	583	—	583
Total liabilities at fair value on a recurring basis	$—	$4,298	$—	$4,298

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the six months ended June 30, 2014 and 2013, there were no transfers in and/or out of Level 1, 2 or 3.

There were no Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2014.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Three months ended June 30,	2013
(Dollars in thousands)	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total
Balance at beginning of period	$404	7,955	$48	$8,407
Gains and losses (realized and unrealized):
Included in earnings (4)	—	48	(48)	—
Included in other comprehensive income	(7)	—	—	(7)
Purchases	—	—	—	—
Issuances	—	(5,176)	—	(5,176)
Sales	—	(2,827)	—	(2,827)
Settlements	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$397	$—	$—	$397

Six months ended June 30,	2013
(Dollars in thousands)	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)	Total
Balance at beginning of period	$843	9,813	($142)	$10,514
Gains and losses (realized and unrealized):
Included in earnings (4)	(2,772)	(150)	142	(2,780)
Included in other comprehensive income	2,459	—	—	2,459
Purchases	—	—	—	—
Issuances	—	12,692	—	12,692
Sales	—	(22,355)	—	(22,355)
Settlements	(133)	—	—	(133)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$397	—	$—	$397

(1)	Level 3 securities available for sale were comprised of pooled trust preferred debt securities in the form of collateralized debt obligations.

(2)	Level 3 mortgage loans held for sale consisted of certain mortgage loans whose fair value was determined utilizing a discounted cash flow analysis.

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

The following table summarizes such assets, which were written down to fair value during the six months ended June 30, 2014:

(Dollars in thousands)	June 30, 2014
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$6,643	$6,643
Property acquired through foreclosure or repossession	—	—	492	492
Total assets at fair value on a nonrecurring basis	$—	$—	$7,135	$7,135

The allowance for loan losses on collateral dependent impaired loans amounted to $912 thousand at June 30, 2014.

The following table summarizes such assets, which were written down to fair value during the year ended December 31, 2013:

(Dollars in thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$11,177	$11,177
Property acquired through foreclosure or repossession	—	—	435	435
Total assets at fair value on a nonrecurring basis	$—	$—	$11,612	$11,612

The allowance for loan losses allocation on collateral dependent impaired loans amounted to $453 thousand at December 31, 2013.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value for the dates indicated.

(Dollars in thousands)	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$6,643	Appraisals of collateral	Discount for costs to sell	10% - 25% (11%)
			Appraisal adjustments (1)	0% - 40% (5%)
Property acquired through foreclosure or repossession	$492	Appraisals of collateral	Discount for costs to sell	0% - 10% (7%)
			Appraisal adjustments (1)	9% - 22% (15%)

(Dollars in thousands)	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
Collateral dependent impaired loans	$11,177	Appraisals of collateral	Discount for costs to sell	1% - 45% (11%)
			Appraisal adjustments (1)	0% - 50% (2%)
Property acquired through foreclosure or repossession	$435	Appraisals of collateral	Discount for costs to sell	2% - 10% (9%)
			Appraisal adjustments (1)	0% - 22% (13%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed-rate and adjustable-rate interest terms to determine their fair value. The fair value of fixed-rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at June 30, 2014 and December 31, 2013 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using market prices for sales of similar loans on the secondary market. The fair value of floating rate commercial and consumer loans approximates carrying value. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral. Loans are classified within Level 3 of the fair value hierarchy.

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

(Dollars in thousands)			Fair Value Measurements
June 30, 2014	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$27,814	$28,618	$—	$28,618	$—
Loans, net of allowance for loan losses	2,553,855	2,604,038	—	—	2,604,038
Loan servicing rights	2,868	3,188	—	—	3,188

Financial Liabilities:
Time deposits	$796,255	$798,437	$—	$798,437	$—
FHLBB advances	322,056	337,519	—	337,519	—
Junior subordinated debentures	22,681	17,704	—	17,704	—

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)			Fair Value Measurements
December 31, 2013	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Securities held to maturity	$29,905	$29,865	$—	$29,865	$—
Loans, net of allowance for loan losses	2,434,998	2,479,527	—	—	2,479,527
Loan servicing rights	2,698	2,767	—	—	2,767

Financial Liabilities:
Time deposits	$790,762	$797,748	$—	$797,748	$—
FHLBB advances	288,082	308,317	—	308,317	—
Junior subordinated debentures	22,681	16,282	—	16,282	—

(12)	Defined Benefit Pension Plans
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

The composition of net periodic benefit cost was as follows for the periods indicated:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three months		Six months		Three months		Six months
Periods ended June 30,	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$538	$731	$1,076	$1,461	$11	$49	$23	$99
Interest cost	722	719	1,445	1,438	119	115	239	230
Expected return on plan assets	(1,015)	(924)	(2,031)	(1,849)	—	—	—	—
Amortization of prior service cost	(5)	(9)	(11)	(17)	—	—	—	—
Recognized net actuarial loss	115	414	230	828	19	49	35	98
Net periodic benefit cost	$355	$931	$709	$1,861	$149	$213	$297	$427

The pension plan is funded on a current basis, in compliance with the requirements of ERISA.

(13)	Share-Based Compensation Arrangements
During the six months ended June 30, 2014, the Corporation granted to non-employee directors 5,880 nonvested share units with three-year cliff vesting. The nonvested share units awarded were valued at the fair market value as of the award date, or $36.12.

During the six months ended June 30, 2014, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation. The performance shares awarded were valued at the fair market value as of the award date, or $34.66 and will be earned over a three-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 140% of the target, or 21,140 shares.

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

Commercial Banking
The Commercial Banking segment includes commercial, commercial real estate, residential and consumer lending activities; equity in losses of unconsolidated investments in real estate limited partnerships; mortgage banking, secondary market and loan servicing activities; deposit generation; merchant credit card services; cash management activities; and direct banking activities, which include the operation of ATMs, telephone and Internet banking services and customer support and sales.

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

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2014	2013	2014	2013	2014	2013	2014	2013
Net interest income (expense)	$19,799	$19,731	($7)	$2	$4,676	$2,676	$24,468	$22,409
Provision for loan losses	450	700	—	—	—	—	450	700
Net interest income (expense) after provision for loan losses	19,349	19,031	(7)	2	4,676	2,676	24,018	21,709
Noninterest income	3,860	7,991	8,530	7,912	424	491	12,814	16,394
Noninterest expenses:
Depreciation and amortization expense	621	624	272	325	52	54	945	1,003
Other noninterest expenses	13,219	16,268	5,482	5,022	2,802	2,712	21,503	24,002
Total noninterest expenses	13,840	16,892	5,754	5,347	2,854	2,766	22,448	25,005
Income before income taxes	9,369	10,130	2,769	2,567	2,246	401	14,384	13,098
Income tax expense (benefit)	3,102	3,402	1,018	949	467	(236)	4,587	4,115
Net income	$6,267	$6,728	$1,751	$1,618	$1,779	$637	$9,797	$8,983

Total assets at period end	$2,704,109	$2,509,407	$53,303	$52,129	$559,610	$499,771	$3,317,022	$3,061,307
Expenditures for long-lived assets	$1,308	$367	$65	$28	$17	$15	$1,390	$410

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2014	2013	2014	2013	2014	2013	2014	2013
Net interest income (expense)	$39,538	$39,242	($11)	$9	$8,777	$5,625	$48,304	$44,876
Provision for loan losses	750	1,300	—	—	—	—	750	1,300
Net interest income (expense) after provision for loan losses	38,788	37,942	(11)	9	8,777	5,625	47,554	43,576
Noninterest income (expense)	8,401	15,937	16,595	15,386	7,188	(1,763)	32,184	29,560
Noninterest expenses:
Depreciation and amortization expense	1,206	1,262	583	652	103	109	1,892	2,023
Other noninterest expenses	26,772	31,404	10,869	10,134	12,207	5,628	49,848	47,166
Total noninterest expenses	27,978	32,666	11,452	10,786	12,310	5,737	51,740	49,189
Income (loss) before income taxes	19,211	21,213	5,132	4,609	3,655	(1,875)	27,998	23,947
Income tax expense (benefit)	6,363	7,898	1,894	1,815	646	(2,170)	8,903	7,543
Net income (loss)	$12,848	$13,315	$3,238	$2,794	$3,009	$295	$19,095	$16,404

Total assets at period end	$2,704,109	$2,509,407	$53,303	$52,129	$559,610	$499,771	$3,317,022	$3,061,307
Expenditures for long-lived assets	$2,383	$737	$236	$54	$62	$46	$2,681	$837

(15)	Other Comprehensive Income
The following tables present the activity in other comprehensive income for the periods indicated:

Three months ended June 30,	2014			2013
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$2,837	$1,020	$1,817	($5,958)	($2,137)	($3,821)
Net losses (gains) on securities reclassified into earnings (1)	—	—	—	—	—	—
Net change in fair value of securities available for sale	2,837	1,020	1,817	(5,958)	(2,137)	(3,821)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	—	—	—	—	—	—
Cash flow hedges:
Change in fair value of cash flow hedges	19	33	(14)	52	18	34
Net cash flow hedge losses reclassified into earnings (3)	145	52	93	184	66	118
Net change in fair value of cash flow hedges	164	85	79	236	84	152
Defined benefit plan obligation adjustment (4)	127	46	81	454	162	292
Total other comprehensive income (loss)	$3,128	$1,151	$1,977	($5,268)	($1,891)	($3,377)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Six months ended June 30,	2014			2013
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$3,801	$1,372	$2,429	($7,569)	($2,695)	($4,874)
Net losses on securities reclassified into earnings (1)	—	—	—	613	220	393
Net change in fair value of securities available for sale	3,801	1,372	2,429	(6,956)	(2,475)	(4,481)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	—	—	—	2,159	775	1,384
Cash flow hedges:
Change in fair value of cash flow hedges	(24)	6	(30)	45	13	32
Net cash flow hedge losses reclassified into earnings (3)	290	105	185	374	134	240
Net change in fair value of cash flow hedges	266	111	155	419	147	272
Defined benefit plan obligation adjustment (4)	254	85	169	909	280	629
Total other comprehensive income (loss)	$4,321	$1,568	$2,753	($3,469)	($1,273)	($2,196)

(1)	Reported as total other-than-temporary impairment losses on securities in the Consolidated Statements of Income.

(2)	Reported as the portion of loss recognized in other comprehensive income in the Consolidated Statements of Income.

(3)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(4)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2014:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2013	$3,089	$112	($618)	($4,136)	($1,553)
Other comprehensive income (loss) before reclassifications	2,429	—	(30)	—	2,399
Amounts reclassified from accumulated other comprehensive income	—	—	185	169	354
Net other comprehensive income	2,429	—	155	169	2,753
Balance at June 30, 2014	$5,518	$112	($463)	($3,967)	$1,200

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2013:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2012	$9,711	($1,938)	($1,006)	($17,266)	($10,499)
Other comprehensive income (loss) before reclassifications	(4,874)	—	32	—	(4,842)
Amounts reclassified from accumulated other comprehensive income	393	1,384	240	629	2,646
Net other comprehensive (loss) income	(4,481)	1,384	272	629	(2,196)
Balance at June 30, 2013	$5,230	($554)	($734)	($16,637)	($12,695)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(16)	Earnings Per Common Share
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

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six months
Periods ended June 30,	2014	2013	2014	2013
Net income	$9,797	$8,983	$19,095	$16,404
Less dividends and undistributed earnings allocated to participating securities	(33)	(39)	(74)	(78)
Net income applicable to common shareholders	$9,764	$8,944	$19,021	$16,326

Weighted average basic common shares	16,678	16,454	16,653	16,428
Dilutive effect of common stock equivalents	153	127	164	130
Weighted average diluted common shares	16,831	16,581	16,817	16,558

Earnings per common share:
Basic	$0.59	$0.54	$1.14	$0.99
Diluted	$0.58	$0.54	$1.13	$0.99

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, were 55 thousand and 241 thousand, respectively, for the three months ended June 30, 2014 and 2013. These amounts were 55 thousand and 394 thousand, respectively, for the six months ended June 30, 2014 and 2013.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	Jun 30, 2014	Dec 31, 2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$319,422	$259,061
Home equity lines	198,343	198,432
Other loans	47,827	35,175
Standby letters of credit	3,147	1,363
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	28,509	17,910
Commitments to sell residential real estate mortgage loans	50,272	29,364
Customer related derivative contracts:
Interest rate swaps with customers	110,821	105,582
Mirror swaps with counterparties	110,821	105,582
Interest rate risk management contracts:
Interest rate swaps	22,681	22,681

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.  The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year.  As of June 30, 2014 and December 31, 2013, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $3.1 million and $1.4 million, respectively. At June 30, 2014 and December 31, 2013, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three and six months ended June 30, 2014 and 2013 was immaterial.

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

Leases
As of June 30, 2014 and December 31, 2013, the Corporation was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities.  Rental expense under the operating leases amounted to $744 thousand and $1.5 million, respectively, for the three and six months ended June 30, 2014, compared to $672 thousand and $1.3 million, respectively, for the same periods in 2013. Rental expense is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

As of June 30, 2014, the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)
July 1, 2014 to December 31, 2014	$1,253
2015	2,418
2016	2,153
2017	2,017
2018	1,751
Thereafter	17,543
Total minimum lease payments	$27,135

Lease expiration dates range from one month to 25 years, with renewal options on certain leases of nine months to 25 years.

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of June 30, 2014 and December 31, 2013, the carrying value of loans repurchased due to representation and warranty claims was $303 thousand and $682 thousand, respectively. In the six months ended June 30, 2014 and 2013, rebates for loans sold that were paid off within contractually agreed upon periods of time were insignificant. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $275 thousand at June 30, 2014 and December 31, 2013 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

(18) Sale of Business Line
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a net gain of $6.3 million, after-tax $4.0 million, or 24 cents per diluted share.  In connection with the sale, Washington Trust incurred divestiture related costs of $355 thousand, after-tax $227 thousand, or 1 cent per diluted share, in the first quarter of 2014. The Corporation also has the opportunity to earn additional referral revenues during the ten-year period following the transaction.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full-year ended December 31, 2014 or any future period.

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

Some of the factors that might cause these differences include the following: continued weakness in national, regional or international economies; reductions in net interest income resulting from a sustained low interest rate environment as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of the Corporation’s competition; changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

We believe the Corporation’s financial strength and stability, capital resources and reputation as the largest independent bank headquartered in Rhode Island were key factors in delivering solid results in the first six months of 2014. We continue to leverage our strong, statewide brand to build market share in Rhode Island whenever possible and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. In the second quarter of 2014, Washington Trust opened a new full-service branch in Johnston, Rhode Island, in Providence County. This branch is Washington Trust’s nineteenth branch office and its first in Johnston.

Composition of Earnings
Net income for the second quarter of 2014 amounted to $9.8 million, or $0.58 per diluted share, up from $9.0 million, or $0.54 per diluted share, reported for the second quarter of 2013. The returns on average equity and average assets for the second quarter of 2014 were 11.52% and 1.22%, respectively, compared to 11.84% and 1.18%, respectively, for the same quarter in 2013.

For the six months ended June 30, 2014, net income totaled $19.1 million, or $1.13 per diluted share, up from $16.4 million, or $0.99 per diluted share, reported for the same period in 2013. The returns on average equity and average assets for the six months ended June 30, 2014 were 11.31% and 1.13%, respectively, compared to 10.88% and 1.08%, respectively, for the same period in 2013.

2014 results included the following transactions in the first quarter:

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

2013 results included the following transactions:

•
During the second quarter of 2013, certain junior subordinated debentures were redeemed and as a result, unamortized debt issuance costs of $244 thousand, after-tax $156 thousand, or 1 cent per diluted share, were expensed.

•	Executive severance related expenses of $270 thousand, after-tax $173, or 1 cent per diluted share, were recognized in the second quarter of 2013.

•
In the first quarter of 2013, other-than-temporary impairment charges of $2.8 million were recognized on a pooled trust preferred debt security due to an announcement of liquidation by the trustee. The net after-tax impact of this impairment loss was $1.9 million, or 11 cents per diluted share.

Excluding the above mentioned transactions, as well as the merchant processing fee revenue and expenses recognized prior to the consummation of the business line sale, results for the first six months of 2014 reflected growth in net interest income, higher wealth management revenues, lower salaries and employee benefit costs and a decrease in the provision for loan losses, which were partially offset by declines in mortgage banking revenues (net gains on loan sales and commissions on loans originated for others.)

Net interest income for the three and six months ended June 30, 2014 amounted to $24.5 million and $48.3 million, respectively, up by 9% and 8%, respectively, from the same periods in 2013, reflecting growth in average loan balances and continued reduction in funding costs. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.35% and 3.34%, respectively, for the three and six months ended June 30, 2014, compared to 3.26% and 3.29%, respectively, for the same periods in 2013.

The provision for loan losses for the three and six months ended June 30, 2014 amounted to $450 thousand and $750 thousand, respectively, down by $250 thousand and $550 thousand, respectively, from the same periods in 2013.  Management believes that the level of provision for loan losses has been consistent with the trends in asset quality and credit quality indicators.

Wealth management revenues for the three and six months ended June 30, 2014 totaled $8.5 million and $16.6 million, respectively, up by 8% from the same periods in 2013, due to an increase in asset-based wealth management revenues.

Mortgage banking revenues for the three and six months ended June 30, 2014 amounted to $1.7 million and $2.9 million, respectively, down by $1.8 million and $4.7 million, respectively, from the same periods in 2013, reflecting declines in mortgage loan refinancing and sales activity due to relatively higher market interest rates.

Salaries and employee benefit costs, the largest component of noninterest expenses, totaled $14.8 million and $29.3 million, respectively, for the three and six months ended June 30, 2014. The 5% year over year decline reflected a reduction in defined benefit pension costs and lower levels of business development based compensation primarily in the mortgage banking area.

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

Net income attributed to the Corporate unit amounted to $1.8 million and $3.0 million, respectively, for the three and six months ended June 30, 2014, compared to $637 thousand and $295 thousand, respectively, for the same periods in 2013. The Corporate unit’s net interest income for the three and six months ended June 30, 2014 increased by $2.0 million and $3.2 million, respectively, from the comparable 2013 periods, largely due to declining funding costs and an increase in dividend income on the Corporation’s investment in FHLBB stock. Noninterest income for the Corporate unit included the $6.3 million gain on sale of business line in the first quarter of 2014 and the $2.8 million other-than-temporary impairment loss recognized on a pooled trust preferred debt security in the first quarter of 2013. Noninterest expenses for the first quarter of 2014 included $6.3 million in debt prepayment penalty expense. See additional discussion regarding these noninterest income and expense items in the “Overview” section under the caption “Composition of Earnings.”

The Commercial Banking segment reported net income of $6.3 million and $12.8 million, respectively, for the three and six months ended June 30, 2014, compared to $6.7 million and $13.3 million, respectively, for the same periods in 2013. Net interest income for this operating segment for the three and six months ended June 30, 2014 increased by $68 thousand and $296 thousand, respectively, compared to the same periods in 2013, reflecting growth in average loan balances and a decline in cost of funds on deposits.  The provision for loan losses for the three and six months ended June 30, 2014 decreased by $250 thousand and $550 thousand, respectively, from the comparable 2013 periods, reflecting favorable trends in asset quality and credit quality indicators. Noninterest income derived from the Commercial Banking segment totaled $3.9 million and $8.4 million, respectively, for the three and six months ended June 30, 2014, down by $4.1 million and $7.5 million, respectively, from the comparable 2013 periods. The decline in noninterest income was due to lower mortgage banking revenues, which are sensitive to market interest rates, and a decrease in merchant processing fee revenue, due to the sale of this business line on March 1, 2014. The decrease in merchant processing fee revenue corresponded to a decline in merchant processing costs included in this operating segment’s noninterest expenses. Commercial Banking noninterest expenses for the three and six months ended June 30, 2014 were down by $3.1 million and $4.7 million, respectively, from the same periods in 2013. The decline in noninterest expenses reflected decreases in salaries and employee benefit costs and a decline in merchant processing costs.

The Wealth Management Services segment reported net income of $1.8 million and $3.2 million, respectively, for the three and six months ended June 30, 2014, compared to $1.6 million and $2.8 million, respectively, for the same periods in 2013.  Noninterest income derived from the Wealth Management Services segment was $8.5 million and $16.6 million, respectively, for the three and six months ended June 30, 2014, up by 8% compared to the same periods in 2013, primarily due to an increase in asset-based wealth management revenues.  Wealth Management assets under administration stood at $5.01 billion at June 30, 2014, up by 5% from December 31, 2013 and by 13% from June 30, 2013. Noninterest expenses for this operating segment totaled $5.8 million and $11.5 million, respectively, for the three and six months ended June 30, 2014, up by $407 thousand and $666 thousand, respectively, from the same periods a year ago, reflecting an increase in salaries and benefit costs and outsourced services.

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

FTE net interest income for the three and six months ended June 30, 2014 amounted to $25.1 million and $49.5 million, respectively, up from $22.9 million and $45.9 million, respectively, for the same periods in 2013. The net interest margin was 3.35% and 3.34%, respectively, for the three and six months ended June 30, 2014, compared to 3.26% and 3.29%, respectively, for the same periods in 2013.

Included in these results were the following transactions:

•
In early March 2014, FHLBB advances totaling $99.3 million that had a weighted average rate of 3.01% and a weighted average remaining term of thirty-six months were prepaid. Brokered time deposits of $80.0 million and existing on-balance sheet liquidity were utilized for the prepayment of these advances. The brokered time deposits had an initial weighted average cost of 0.93% and weighted average maturity of thirty-five months.

•
During the second quarter of 2013, $10.3 million of junior subordinated debentures were redeemed and as a result, unamortized debt issuance costs of $244 thousand were expensed and classified as interest expense in that quarter. The rate on this debt was approximately 5.69% at the time of redemption, which included the cost of a related interest rate swap that matured upon the redemption event.

Average interest-earning assets for the three and six months ended June 30, 2014 were up by 7% and 6%, respectively, from the average balances for the same periods in 2013, due to loan growth, partially offset by reductions in the securities portfolio. The yield on average interest-earning assets for both the three and six months ended June 30, 2014 declined by 14 basis points from the comparable periods in 2013, reflecting the impact of a sustained low interest rate environment.

Total average loans for the three and six months ended June 30, 2014 increased by $151.0 million and $148.1 million, respectively, from the average balances for the comparable 2013 periods.  The yield on total loans for the three and six months ended June 30, 2014 was 4.20% and 4.23%, respectively, down by 14 basis points and 16 basis points, respectively, from the same periods in 2013. The contribution of loan prepayment fees and other fees to the yield on total loans was 3 basis points and 8 basis points, respectively, for the three and six months ended June 30, 2014. Comparable amounts for the same periods in 2013 were 2 basis points and 3 basis points, respectively. In the recent interest rate environment, market yields on new loan originations have been below the average yield of the existing loan portfolio. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, interest rates on total interest-earning assets may continue to decline.

Total average securities for the three and six months ended June 30, 2014 increased by $19.8 million and $16.0 million, respectively, from the average balances for the same periods a year earlier, reflecting purchases of debt securities offset, in part, by maturities, calls and pay-downs.  The FTE rate of return on securities for the three and six months ended June 30, 2014 decreased by 23 basis points and 19 basis points, respectively, from the comparable periods in 2013, due to maturities, calls and pay-downs of higher yielding securities combined with purchases of lower yielding securities.

Average interest-bearing liabilities for the three and six months ended June 30, 2014 increased by 5% and 4%, respectively, from the average balances for the same periods in 2013, due to deposit growth offset, in part, by decreases in FHLBB advances and junior subordinated debentures. The cost of funds for the three and six months ended June 30, 2014 declined by 26 basis points and 22 basis points, respectively, from the comparable 2013 periods, largely due to declines in the rate paid on time deposits and junior subordinated debentures. See additional discussion above regarding the March 2014 funding transactions and the second quarter of 2013 redemption of junior subordinated debentures.

The average balances of FHLBB advances for the three and six months ended June 30, 2014 were down by $106.8 million and $91.1 million, respectively, compared to the average balances for the same periods in 2013. The average rate paid on such advances for the three and six months ended June 30, 2014 was 3.20% and 3.29%, respectively, compared to 3.29% and 3.25%, respectively, for the comparable periods in 2013.

Total average interest-bearing deposits for the three and six months ended June 30, 2014 increased by $230.8 million and $197.0 million, respectively, from the average balances for the same periods in 2013. This reflected growth in average lower-cost deposit balances, partially offset by a decrease in average time deposit balances. The average rate paid on interest-bearing deposits for the three and six months ended June 30, 2014 decreased by 7 basis points and 8 basis points, respectively, compared to the same periods in 2013, due to lower rates on time deposits.

The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2014 increased by $44.1 million and $53.1 million, respectively, compared to the average balances for the same periods in 2013.

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

Three months ended June 30,	2014			2013
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,339,310	$14,509	4.35%	$1,291,244	$14,747	4.58%
Residential real estate loans, including mortgage loans held for sale	856,955	8,811	4.12%	762,363	7,877	4.14%
Consumer loans	333,881	3,171	3.81%	325,539	3,090	3.81%
Total loans	2,530,146	26,491	4.20%	2,379,146	25,714	4.34%
Cash, federal funds sold and short-term investments	59,507	28	0.19%	44,690	24	0.22%
FHLBB stock	37,730	138	1.47%	37,730	39	0.42%
Taxable debt securities	322,418	2,699	3.36%	293,586	2,576	3.52%
Nontaxable debt securities	57,422	847	5.92%	66,468	985	5.94%
Total securities	379,840	3,546	3.74%	360,054	3,561	3.97%
Total interest-earning assets	3,007,223	30,203	4.03%	2,821,620	29,338	4.17%
Noninterest-earning assets	207,426			213,336
Total assets	$3,214,649			$3,034,956
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$9,067	$—	—%	$135	$—	—%
NOW accounts	311,948	47	0.06%	289,858	45	0.06%
Money market accounts	759,704	713	0.38%	535,107	381	0.29%
Savings accounts	291,671	45	0.06%	286,547	47	0.07%
Time deposits	813,558	2,315	1.14%	843,462	2,623	1.25%
FHLBB advances	220,088	1,758	3.20%	326,839	2,679	3.29%
Junior subordinated debentures	22,681	241	4.26%	31,405	612	7.82%
Other	162	4	9.90%	205	3	5.87%
Total interest-bearing liabilities	2,428,879	5,123	0.85%	2,313,558	6,390	1.11%
Demand deposits	409,851			365,747
Other liabilities	35,684			52,249
Shareholders’ equity	340,235			303,402
Total liabilities and shareholders’ equity	$3,214,649			$3,034,956
Net interest income		$25,080			$22,948
Interest rate spread			3.18%			3.06%
Net interest margin			3.35%			3.26%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2014	2013
Commercial loans	$322	$201
Nontaxable debt securities	290	338
Total	$612	$539

Six months ended June 30,	2014			2013
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,338,061	$29,109	4.39%	$1,267,612	$29,168	4.64%
Residential real estate loans, including mortgage loans held for sale	829,834	17,019	4.14%	758,964	15,814	4.20%
Consumer loans	330,854	6,268	3.82%	324,111	6,143	3.82%
Total loans	2,498,749	52,396	4.23%	2,350,687	51,125	4.39%
Cash, federal funds sold and short-term investments	60,869	63	0.21%	49,186	52	0.21%
FHLBB stock	37,730	280	1.50%	38,755	77	0.40%
Taxable debt securities	333,154	5,641	3.41%	308,576	5,421	3.54%
Nontaxable debt securities	58,683	1,731	5.95%	67,261	1,989	5.96%
Total securities	391,837	7,372	3.79%	375,837	7,410	3.98%
Total interest-earning assets	2,989,185	60,111	4.06%	2,814,465	58,664	4.20%
Noninterest-earning assets	205,391			211,845
Total assets	$3,194,576			$3,026,310
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$9,912	$—	—%	$68	$—	—%
NOW accounts	308,096	94	0.06%	286,450	90	0.06%
Money market accounts	722,629	1,322	0.37%	515,390	732	0.29%
Savings accounts	292,237	90	0.06%	283,059	93	0.07%
Time deposits	805,553	4,583	1.15%	856,447	5,375	1.27%
FHLBB advances	244,900	3,999	3.29%	336,004	5,416	3.25%
Junior subordinated debentures	22,681	482	4.29%	32,194	1,002	6.28%
Other	168	7	8.40%	673	8	2.40%
Total interest-bearing liabilities	2,406,176	10,577	0.89%	2,310,285	12,716	1.11%
Demand deposits	416,377			363,313
Other liabilities	34,377			51,282
Shareholders’ equity	337,646			301,430
Total liabilities and shareholders’ equity	$3,194,576			$3,026,310
Net interest income		$49,534			$45,948
Interest rate spread			3.17%			3.09%
Net interest margin			3.34%			3.29%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2014	2013
Commercial loans	$638	$389
Nontaxable debt securities	592	683
Total	$1,230	$1,072

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months			Six months
	June 30, 2014 vs. 2013			June 30, 2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial loans	$529	($767)	($238)	$1,566	($1,625)	($59)
Residential real estate loans, including mortgage loans held for sale	972	(38)	934	1,437	(232)	1,205
Consumer loans	81	—	81	125	—	125
Cash, federal funds sold and other short-term investments	8	(4)	4	11	—	11
FHLBB stock	—	99	99	(2)	205	203
Taxable debt securities	244	(121)	123	423	(203)	220
Nontaxable debt securities	(135)	(3)	(138)	(255)	(3)	(258)
Total interest income	1,699	(834)	865	3,305	(1,858)	1,447
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	—	—	—	—	—	—
NOW accounts	2	—	2	4	—	4
Money market accounts	191	141	332	350	240	590
Savings accounts	1	(3)	(2)	5	(8)	(3)
Time deposits	(88)	(220)	(308)	(306)	(486)	(792)
FHLBB advances	(849)	(71)	(920)	(1,483)	66	(1,417)
Junior subordinated debentures	(141)	(230)	(371)	(251)	(269)	(520)
Other	(1)	1	—	(9)	8	(1)
Total interest expense	(885)	(382)	(1,267)	(1,690)	(449)	(2,139)
Net interest income	$2,584	($452)	$2,132	$4,995	($1,409)	$3,586

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

The provision for loan losses for the three and six months ended June 30, 2014 amounted to $450 thousand and $750 thousand, respectively, compared to $700 thousand and $1.3 million for the same periods in 2013.  Net charge-offs for the three and six months ended June 30, 2014 totaled $224 thousand and $1.4 million, respectively. Year-to-date 2014 charge-offs included an $853 charge-off recognized in the first quarter on one commercial mortgage relationship. Net charge-offs for the three and six months ended June 30, 2013 totaled $4.0 million and $4.3 million, respectively, and included a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan.

The allowance for loan losses was $27.3 million, or 1.06% of total loans, at June 30, 2014, compared to $27.9 million, or 1.13% of total loans, at December 31, 2013.  The decline in the ratio of the allowance for loan losses to total loans reflects stable and favorable trends in asset quality and credit quality metrics. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2014	2013	$	%	2014	2013	$	%
Noninterest income:
Wealth management revenues	8,530	7,912	618	8%	$16,595	$15,386	$1,209	8%
Merchant processing fees	—	2,613	(2,613)	(100)%	1,291	4,590	(3,299)	(72)%
Net gains on loan sales and commissions on loans originated for others	1,707	3,485	(1,778)	(51)%	2,946	7,651	(4,705)	(61)%
Service charges on deposit accounts	824	790	34	4%	1,578	1,581	(3)	—%
Card interchange fees	779	683	96	14%	1,460	1,282	178	14%
Income from bank-owned life insurance	441	461	(20)	(4)%	886	928	(42)	(5)%
Net realized gains on securities	—	—	—	—%	—	—	—	—%
Net gains (losses) on interest rate swap contracts	(37)	152	(189)	(124)%	223	171	52	30%
Equity in earnings (losses) of unconsolidated subsidiaries	(107)	(57)	(50)	(88)%	(150)	(18)	(132)	(733)%
Gain on sale of business line	—	—	—	—%	6,265	—	6,265	100%
Other income	677	355	322	91%	1,090	761	329	43%
Noninterest income, excluding other-than-temporary impairment losses	12,814	16,394	(3,580)	(22)%	32,184	32,332	(148)	—%
Total other-than-temporary impairment losses on securities	—	—	—	—%	—	(613)	613	100%
Portion of loss recognized in other comprehensive income (before tax)	—	—	—	—%	—	(2,159)	2,159	100%
Net impairment losses recognized in earnings	—	—	—	—%	—	(2,772)	2,772	100%
Total noninterest income	$12,814	$16,394	($3,580)	(22)%	$32,184	$29,560	$2,624	9%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2014	2013	$	%	2014	2013	$	%
Wealth management revenues:
Trust and investment management fees	$6,828	$6,230	$598	10%	$13,513	$12,296	$1,217	10%
Mutual fund fees	1,086	1,077	9	1	2,167	2,099	68	3
Asset-based revenues	7,914	7,307	607	8	15,680	14,395	1,285	9
Transaction-based revenues	616	605	11	2	915	991	(76)	(8)
Total wealth management revenues	$8,530	$7,912	$618	8%	$16,595	$15,386	$1,209	8%

The following table presents the changes in wealth management assets under administration for the periods indicated:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2014	2013	2014	2013
Wealth management assets under administration:
Balance at the beginning of period	$4,806,381	$4,420,076	$4,781,958	$4,199,640
Net investment appreciation (depreciation) & income	131,269	(20,956)	175,604	193,023
Net client cash flows	72,938	34,454	53,026	40,911
Balance at the end of period	$5,010,588	$4,433,574	$5,010,588	$4,433,574

Wealth management revenues for the three and six months ended June 30, 2014 were $8.5 million and $16.6 million, respectively, up by 8%, due to an increase in asset-based revenues.  Wealth management assets under administration totaled $5.01 billion at June 30, 2014, up by $228.6 million, or 5%, from December 31, 2013, and up by $577.0 million, or 13%, from a year-ago, largely due to net investment appreciation and income.

As disclosed in the Overview section under the caption “Composition of Earnings,” the Corporation sold its merchant processing services business line on March 1, 2014, resulting in a net gain on sale of business line of $6.3 million. Prior to the consummation of this business line sale, merchant processing fee revenues of $1.3 million were recognized in the first quarter of 2014. See discussion below regarding corresponding merchant processing costs under the caption “Noninterest Expenses.”

Mortgage banking revenues (net gains on loan sales and commissions on loans originated for others) are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. For the three and six months ended June 30, 2014, this revenue source decreased by $1.8 million, or 51%, and $4.7 million, or 61%, compared to the same periods in 2013, largely due to decreased refinancing and sales activity in response to relatively higher market interest rates. Residential real estate loans sold to the secondary market, including brokered loans, totaled $77.0 million and $134.0 million, respectively, for the three and six months ended June 30, 2014. Comparable amounts for the same periods in 2013 were $132.2 million and $285.0 million, respectively.

There were no impairment losses recognized on securities in the three and six months ended June 30, 2014. In the first half of 2013, net impairment losses amounted to $2.8 million and were recognized in earnings in the first quarter of that year . See additional discussion in the “Overview” section above under the caption “Composition of Earnings.”

Other noninterest income for the three and six months ended June 30, 2014 amounted to $677 thousand and $1.1 million, respectively, compared to $355 thousand and $761 thousand, respectively, for the same periods in 2013. Included in other income in the second quarter of 2014 was $160 thousand received as a result of a successful claim against a third-party and approximately $70 thousand of merchant referral fee revenue recognized. As described in Note 18 to the Unaudited Consolidated Financial Statements, Washington Trust has the opportunity to earn referral revenues during the ten-year period following the March 2014 sale of the merchant processing services business line. The year over year increase in other income also reflects an increase in loan servicing fees resulting from an increase in loans sold with servicing retained.

Noninterest Expense
The following table presents noninterest expense comparisons for the periods indicated:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2014	2013	$	%	2014	2013	$	%
Noninterest expenses:
Salaries and employee benefits	$14,771	$15,542	($771)	(5)%	$29,329	$30,984	($1,655)	(5)%
Net occupancy	1,475	1,364	111	8%	3,115	2,878	237	8%
Equipment	1,235	1,192	43	4%	2,471	2,436	35	1%
Merchant processing costs	—	2,211	(2,211)	(100)%	1,050	3,884	(2,834)	(73)%
Outsourced services	1,015	871	144	17%	2,059	1,712	347	20%
Legal, audit and professional fees	598	554	44	8%	1,216	1,162	54	5%
FDIC deposit insurance costs	413	451	(38)	(8)%	853	882	(29)	(3)%
Advertising and promotion	540	476	64	13%	772	831	(59)	(7)%
Amortization of intangibles	164	173	(9)	(5)%	328	346	(18)	(5)%
Foreclosed property costs (recovery)	43	137	(94)	(69)%	21	184	(163)	(89)%
Debt prepayment penalties	—	—	—	—%	6,294	—	6,294	—%
Other	2,194	2,034	160	8%	4,232	3,890	342	9%
Total noninterest expense	$22,448	$25,005	($2,557)	(10)%	$51,740	$49,189	$2,551	5%

Noninterest Expense Analysis
For the three and six months ended June 30, 2014, salaries and employee benefit costs decreased by 5% compared to the same periods in 2013. Included in salaries and employee benefits were $291 thousand of divestiture costs expensed in the first quarter of 2014 and $270 thousand of executive severance related costs recognized in the second quarter of 2013. The year over year declines in salaries and employee benefit costs reflected a reduction in defined benefit pension costs as well as lower levels of business development based compensation in the mortgage banking area resulting from declines in mortgage origination activity. The year over year reduction in defined benefit plan costs was principally due to a plan amendment adopted in the third quarter of 2013 and a higher discount rate in 2014 compared to 2013.

Net occupancy costs for the three and six months ended June 30, 2014 increased by 8% from the comparable 2013 periods, largely due to increased rental expense and other occupancy costs associated with our de novo branch that opened in 2014 and residential mortgage lending offices that opened in the latter portion of 2013.

As disclosed in the Overview section under the caption “Composition of Earnings,” the Corporation incurred $355 thousand of divestiture costs in the first quarter of 2014 in connection with the sale of its merchant processing services business line. These costs included $291 thousand of salaries and employee benefit expenses and $64 thousand of legal expenses. In addition, prior to the consummation of this business line sale, merchant processing costs of $1.1 million were recognized in the in the first quarter of 2014. See discussion above regarding corresponding merchant processing fee revenue under the caption “Noninterest Income.”

Outsourced services for the three and six months ended June 30, 2014 increased by $144 thousand, or 17%, and by $347 thousand, or 20%, from the same periods in 2013, reflecting an expansion of services utilized in our wealth management area and services utilized in support of deposit products.

The prepayment of FHLBB advances in the first quarter of 2014 resulted in debt prepayment penalty expense of $6.3 million. See additional discussion regarding the prepayments in the “Overview” section above under the caption “Composition of Earnings.” There was no debt prepayment penalty expense in the first half of 2013.

Other noninterest expenses three and six months ended June 30, 2014 increased by $160 thousand and $342 thousand, compared to the same periods in 2013. The increases include higher costs associated with business development efforts and other matters.

Income Taxes
Income tax expense amounted to $4.6 million and $8.9 million, respectively, for the three and six months ended June 30, 2014, compared to $4.1 million and $7.5 million, respectively, for the same periods in 2013. The Corporation’s effective tax rate was 31.9% and 31.8%, respectively, for the three and six months ended June 30, 2014, up modestly from 31.4% and 31.5%, respectively, for the comparable 2013 periods. The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.32 billion at June 30, 2014, up by $128.2 million, or 4%, from the end of 2013. This included an increase of $63.5 million, or 77%, in cash and due from banks, net loan growth of $118.2 million, or 5%, and reductions of $67.4 million, or 16% in the securities portfolio.

Nonperforming assets as a percent of total assets amounted to 0.42% at June 30, 2014, down by 20 basis points from the end of 2013, largely due to payoffs and charge-offs on commercial loans. While the overall credit quality continues to be affected by relatively weak economic conditions, we have noted stable and favorable trends in many of our asset and credit quality indicators.

Total deposits increased by $80.8 million, or 3%, in the first six months of 2014, including a net increase of $73.2 million of out-of-market wholesale brokered time certificates of deposit, which were utilized as replacement funding for the prepayment of FHLBB advances in the first quarter of 2014. FHLBB advances amounted to $322.1 million and $288.1 million, respectively, as of June 30, 2014 and December 31, 2013. The year-to-date increase in FHLBB advances was concentrated in the second quarter of 2014 as short-term advances were used primarily to fund loan growth. See additional discussion regarding the prepayments of FHLBB advances in the “Overview” section above under the caption “Composition of Earnings” and Note 8 to the Unaudited Consolidated Financial Statements.

Shareholders’ equity totaled $343.5 million at June 30, 2014, up by $13.8 million from the balance at the end of 2013.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 13.24% at June 30, 2014, compared to 13.29% at December 31, 2013.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2014 and December 31, 2013, the Corporation did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements generally utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 4 and 11 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$10,012	3%	$55,115	14%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	228,285	70	238,355	61
Obligations of states and political subdivisions	56,391	17	62,859	16
Individual name issuer trust preferred debt securities	26,635	8	24,684	6
Pooled trust preferred debt securities	—	—	547	—
Corporate bonds	6,255	2	11,343	3
Total securities available for sale	$327,578	100%	$392,903	100%

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$27,814	100%	$29,905	100%
Total securities held to maturity	$27,814	100%	$29,905	100%

As of June 30, 2014, the investment portfolio totaled $355.4 million, down by $67.4 million from the balance at December 31, 2013, reflecting maturities, calls and principal repayments of debt securities.

At June 30, 2014 and December 31, 2013, the net unrealized gain position on securities available for sale and held to maturity amounted to $9.6 million and $5.0 million, respectively, and included gross unrealized losses of $4.1 million and $6.6 million, respectively.  These gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

State and Political Subdivision Holdings
The carrying amount of state and political subdivision holdings included in our securities portfolio at June 30, 2014 totaled $56.4 million. The following table presents state and political subdivision holdings by geographic location.

(Dollars in thousands)	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New Jersey	$30,025	$1,365	$—	$31,390
New York	8,075	394	—	8,469
Pennsylvania	4,996	175	—	5,171
Illinois	6,023	116	—	6,139
Other	5,042	180	—	5,222
Total	$54,161	$2,230	$—	$56,391

The following table presents state and political subdivision holdings by category.

(Dollars in thousands)	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
General obligations	$48,019	$2,055	$—	$50,074
Revenue obligations (a)	6,142	175	—	6,317
Total	$54,161	$2,230	$—	$56,391

(a)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of 7 individual name issuers in the financial industry. The following tables present information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	June 30, 2014				Credit Ratings
					June 30, 2014			Form 10-Q Filing Date
Named Issuer (parent holding company)	(a)	Amortized Cost	Fair Value	Unrealized Loss	Moody’s	S&P		Moody’s	S&P
JPMorgan Chase & Co.	2	$9,762	$8,425	($1,337)	Baa2	BBB		Baa2	BBB
Bank of America Corporation	3	5,765	4,994	(771)	Ba1	BB+	(b)	Ba1	BB+	(b)
Wells Fargo & Company	2	5,139	4,515	(624)	A3/Baa1	A-/BBB+		A3/Baa1	A-/BBB+
SunTrust Banks, Inc.	1	4,173	3,591	(582)	Baa3	BB+	(b)	Baa3	BB+	(b)
Northern Trust Corporation	1	1,985	1,720	(265)	Baa1	A-		Baa1	A-
State Street Corporation	1	1,975	1,720	(255)	A3	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,935	1,670	(265)	Baa3	BB+	(b)	Baa3	BB+	(b)
Totals	11	$30,734	$26,635	($4,099)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Further deterioration in credit quality of the underlying issuers of the securities, further deterioration in the condition of the financial services industry, a continuation or worsening of the current economic environment, or additional declines in real estate values, amount other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses may be designated as other-than-temporary in future periods, and the Corporation may incur write-downs.

Loans
Total loans amounted to $2.58 billion at June 30, 2014, up by $118.2 million, or 5%, in the first six months of 2014, largely due to growth in the residential real estate loan portfolio.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $811.3 million at June 30, 2014, down by $21.2 million, or 3%, from $832.5 million at December 31, 2013. Included in these amounts were commercial construction loans of $38.6 million and $36.3 million, respectively. A significant factor in the decline in commercial real estate loans was the early payoff of several larger loans in the portfolio.

Commercial real estate loans are secured by a variety of property types, with approximately 84% of the total composed of office buildings, retail facilities, commercial mixed use, lodging, multi-family dwellings and industrial and warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$773,099	95%	$791,682	95%
New York, New Jersey	29,620	4%	32,126	4%
New Hampshire	8,627	1%	8,730	1%
Total	$811,346	100%	$832,538	100%

Other Commercial Loans
Commercial and industrial loans amounted to $554.8 million at June 30, 2014, up by $24.0 million, or 5%, from the balance at December 31, 2013.  The increase primarily consisted of loans to new customers, additional extensions of credit to existing borrowers and additional advances on lines of credit with existing borrowers. This portfolio includes loans to a variety of business types.  Approximately 81% of the total is composed of owner occupied and other real estate, health care/social assistance, retail trade, manufacturing, accommodation and food services, public administration, entertainment and recreation, construction, wholesale trade businesses and other services.

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

The residential real estate mortgage loan portfolio amounted to $876.6 million at June 30, 2014, up by $104.0 million, or 13%, from the balance at December 31, 2013.

Total residential real estate loan originations for retention in portfolio were $171.2 million and $132.6 million for the six months ended June 30, 2014 and 2013. Total residential real estate loan originations for sale into the secondary market, including loans originated in a broker capacity, were $144.3 million and $268.9 million, respectively, for the six months ended June 30, 2014 and 2013. Origination volume declined in 2014, reflecting a decline in refinancing activity due to relatively higher market interest rates.

Loans are sold with servicing retained or released. In recent years, we began to retain servicing on a higher proportion of loans sold to the secondary market. In general, loans sold with the retention of servicing yield a larger gain on sale due to the capitalization of servicing rights, which are subsequently amortized over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $2.9 million and $2.7 million, respectively, as of June 30, 2014 and December 31, 2013. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $345.9 million and $311.7 million, respectively, as of June 30, 2014 and December 31, 2013.

Prior to March 2009, Washington Trust had periodically purchased one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $38.5 million and $42.6 million, respectively, as of June 30, 2014 and December 31, 2013.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$854,596	97.3%	$751,932	97.3%
New Hampshire	10,605	1.2%	7,900	1.0%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	5,872	0.7%	6,972	0.9%
Ohio	2,237	0.3%	2,509	0.3%
Washington and Oregon	1,344	0.2%	1,356	0.2%
Georgia	1,072	0.1%	1,083	0.1%
New Mexico	464	0.1%	468	0.1%
Other	449	0.1%	454	0.1%
Total residential mortgages	$876,639	100.0%	$772,674	100.0%

Consumer Loans
Consumer loans amounted to $338.3 million at June 30, 2014, up by $11.4 million, or 3%, from December 31, 2013.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 84% of the total consumer portfolio at June 30, 2014.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	Jun 30, 2014	Dec 31, 2013
Nonaccrual loans:
Commercial mortgages	$2,290	$7,492
Commercial construction and development	—	—
Other commercial	1,615	1,291
Residential real estate mortgages	7,417	8,315
Consumer	1,213	1,204
Total nonaccrual loans	12,535	18,302
Nonaccrual investment securities	—	547
Property acquired through foreclosure or repossession, net	1,309	932
Total nonperforming assets	$13,844	$19,781

Nonperforming assets to total assets	0.42%	0.62%
Nonperforming loans to total loans	0.49%	0.74%
Total past due loans to total loans	0.82%	0.89%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets decreased to $13.8 million, or 0.42% of total assets, at June 30, 2014, from $19.8 million, or 0.62% of total assets, at December 31, 2013. This decrease in nonperforming assets primarily reflects payoffs and charge-offs on commercial loans.

Nonaccrual loans totaled $12.5 million at June 30, 2014, down by $5.8 million from the balance at December 31, 2013.

Nonaccrual Loans
During the six months ended June 30, 2014, the Corporation made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2014. The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	June 30, 2014				December 31, 2013
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Mortgages	$2,250	$40	$2,290	0.30%	$7,492	$—	$7,492	0.94%
Construction and development	—	—	—	—	—	—	—	—
Other commercial	417	1,198	1,615	0.29%	731	560	1,291	0.24%
Residential real estate mortgages	4,335	3,082	7,417	0.85%	5,633	2,682	8,315	1.08%
Consumer	512	701	1,213	0.36%	656	548	1,204	0.37%
Total nonaccrual loans	$7,514	$5,021	$12,535	0.49%	$14,512	$3,790	$18,302	0.74%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

The June 30, 2014 balance of nonaccrual commercial mortgage loans was net of charge-offs of $359 thousand and has a remaining loss allocation of $244 thousand.  All of the nonaccrual commercial mortgage loans were located in Rhode Island.

Nonaccrual commercial mortgage loans decreased by a net $5.2 million from the balance at the end of 2013, principally due to the payoffs and charge-offs described below.

The largest nonaccrual relationship in the commercial mortgage category totaled $1.3 million at June 30, 2014, down from $4.7 million at December 31, 2013. In the first quarter of 2014, payoff proceeds of $2.6 million were received and final charge-offs of previously determined loss exposure of $853 thousand were recognized on two of the loans in this relationship. The relationship is largely secured by light industrial and office space and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $227 thousand loss allocation was deemed necessary at June 30, 2014. The Bank has additional accruing residential mortgage loans, which are related to the borrower by common guarantor, totaling $811 thousand at June 30, 2014. These additional loans have performed in accordance with the terms of the loans and were not past due at June 30, 2014.

In addition, a nonaccrual commercial mortgage loan that had a carrying value of $1.7 million at December 31, 2013 was paid off in 2014.

Nonaccrual residential mortgage loans decreased by $898 thousand from the balance at the end of 2013, largely reflecting payoffs. As of June 30, 2014, the $7.4 million balance of nonaccrual residential mortgage loans consisted of 34 loans, with $6.4 million located in Rhode Island, Connecticut and Massachusetts.  The loss allocation on total nonaccrual residential mortgages was $1.1 million at June 30, 2014.  Included in total nonaccrual residential mortgages at June 30, 2014 were sixteen loans purchased for portfolio and serviced by others amounting to $3.7 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$4,144	0.54%	$7,492	0.94%
Construction and development	—	—%	—	—%
Other commercial loans	2,975	0.54%	1,309	0.25%
Residential real estate mortgages	10,439	1.19%	10,958	1.42%
Consumer loans	3,503	1.04%	2,144	0.66%
Total past due loans	$21,061	0.82%	$21,903	0.89%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of June 30, 2014, total past due loans amounted to $21.1 million, or 0.82% of total loans, down by $842 thousand from December 31, 2013.

The decrease in commercial mortgage delinquencies in the first half of 2014 was largely attributable to the payoffs and paydowns on the largest nonaccrual commercial mortgage relationship described above under the caption “Nonaccrual Loans.”

All loans 90 days or more past due at June 30, 2014 and December 31, 2013 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of June 30, 2014, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The carrying amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Jun 30, 2014	Dec 31, 2013
Accruing troubled debt restructured loans:
Commercial mortgages	$22,603	$22,800
Other commercial	969	1,265
Residential real estate mortgages	1,459	1,442
Consumer	167	236
Accruing troubled debt restructured loans	25,198	25,743
Nonaccrual troubled debt restructured loans:
Commercial mortgages	—	—
Other commercial	872	542
Residential real estate mortgages	448	—
Consumer	—	38
Nonaccrual troubled debt restructured loans	1,320	580
Total troubled debt restructured loans	$26,518	$26,323

As of June 30, 2014, loans classified as troubled debt restructurings totaled $26.5 million, essentially unchanged from the balance at December 31, 2013.

The largest troubled debt restructured relationship at June 30, 2014 consisted of an accruing commercial mortgage relationship with a carrying value of $9.5 million, secured by mixed use properties. The restructuring took place in the second quarter of 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. At June 30, 2014, the second largest troubled debt restructured relationship consisted of an accruing commercial mortgage relationship with a carrying value of $8.0 million, secured by a hotel industry property. The restructuring took place in the third quarter of 2012 and included a modification of certain payment terms and a below market interest rate reduction for a temporary period on approximately $3.1 million of the total balance. In connection with this restructuring, additional collateral was also provided by the borrower during the third quarter of 2012. The third largest troubled debt restructured relationship consisted of a commercial mortgage with a carrying value of $4.9 million, secured by commercial property. The restructuring took place in the third quarter of 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. In connection with this restructuring, a principal pay-down of $1.2 million was provided by the borrower during the third quarter of 2013.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2014 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $1.4 million in potential problem loans at June 30, 2014, compared to $931 thousand at December 31, 2013. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  While management believes that the level of allowance for loan losses at June 30, 2014 is adequate and consistent with asset quality and delinquency indicators, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Jun 30, 2014	Dec 31, 2013
Collateral dependent impaired loans (1)	$21,859	$21,940
Impaired loans measured on discounted cash flow method (2)	10,366	15,553
Total impaired loans	$32,225	$37,493

(1)	Net of partial charge-offs of $800 thousand and $2.4 million, respectively, at June 30, 2014 and December 31, 2013.

(2)	Net of partial charge-offs of $121 thousand and $141 thousand, respectively, at June 30, 2014 and December 31, 2013.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired. The loss allocation on impaired loans amounted to $1.5 million at June 30, 2014, essentially unchanged from the balance at December 31, 2013.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

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

The provision for loan losses for the three and six months ended June 30, 2014 amounted to $450 thousand and $750 thousand, respectively, compared to $700 thousand and $1.3 million for the same periods in 2013.  Net charge-offs for the three and six months ended June 30, 2014 totaled $224 thousand and $1.4 million, respectively. Year-to-date 2014 charge-offs included an $853 charge-off recognized in the first quarter on one commercial mortgage relationship. Net charge-offs for the three and six months ended June 30, 2013 totaled $4.0 million and $4.3 million, respectively, and included a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan.

As of June 30, 2014, the allowance for loan losses was $27.3 million, or 1.06% of total loans, compared to $27.9 million, or 1.13% of total loans, at December 31, 2013.  The decline in the ratio of the allowance for loan losses to total loans reflects stable and favorable trends in asset quality and credit quality metrics. See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses as of the dates indicated:

(Dollars in thousands)	June 30, 2014			December 31, 2013
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$32,225	$1,525	4.73%	$37,493	$1,481	3.95%
Loans collectively evaluated for impairment	2,548,899	18,805	0.74%	2,425,391	18,494	0.76%
Unallocated	—	6,939	—	—	7,911	—
Total	$2,581,124	$27,269	1.06%	$2,462,884	$27,886	1.13%

The following table presents the allocation of the allowance for loan losses as of the dates indicated:

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$6,973	30%	$6,969	32%
Construction and development	494	1	362	2
Other	5,454	22	5,433	22
Residential real estate:
Mortgage	4,696	33	4,571	30
Homeowner construction	144	1	129	1
Consumer	2,569	13	2,511	13
Unallocated	6,939		7,911
Balance at end of period	$27,269	100%	$27,886	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLBB borrowings, other borrowings and proceeds from the maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

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

Total deposits amounted to $2.59 billion at June 30, 2014, up by $80.8 million, or 3%, from the balance at December 31, 2013. This included a net increase of $73.2 million of out-of-market wholesale brokered time certificates of deposit, which were utilized as replacement funding for the prepayment of FHLBB advances in the first quarter of 2014. Excluding out-of-market brokered certificates of deposits, in-market deposits were up by $7.6 million in 2014.

Demand deposits totaled $411.6 million at June 30, 2014, down by $29.2 million, or 7%, from December 31, 2013. Included in demand deposits at June 30, 2014 and December 31, 2013 were DDM reciprocal demand deposits of $14.0 million and $11.3 million, respectively.

NOW account balances increased by $4.3 million, or 1%, and totaled $314.1 million at June 30, 2014.

Savings accounts totaled $292.1 million at June 30, 2014, down by $5.2 million, or 2%, from December 31, 2013.

Money market accounts totaled $772.1 million at June 30, 2014, up by $105.4 million, or 16%, from the balance at December 31, 2013. Included in total money market deposits were ICS reciprocal money market deposits totaling $265.0 million at June 30, 2014, up by $62.7 million from the balance at December 31, 2013.

Time deposits amounted to $796.3 million at June 30, 2014, up by $5.5 million, or 1%, from the balance at December 31, 2013.  Included in time deposits at June 30, 2014 were brokered certificates of deposit of $171.2 million, up by $73.2 million from the balance at December 31, 2013 as described above. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $625.0 million at June 30, 2014 down by $67.7 million from December 31, 2013. Included in in-market time deposits were CDARS reciprocal time deposits of $101.5 million and $157.0 million, respectively, at June 30, 2014 and December 31, 2013.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.

FHLBB advances amounted to $322.1 million at June 30, 2014, up by $34.0 million from the balance at the end of 2013. The year-to-date increase in FHLBB advances was concentrated in the second quarter of 2014 as short-term advances were used primarily to fund loan growth. In early March 2014, Washington Trust prepaid FHLBB advances totaling $99.3 million. Other wholesale funding in the form of brokered time certificates of deposits as well as existing on balance sheet liquidity were utilized as the funding source for the prepayments. See additional disclosure in the Results of Operations section under the caption “Net Interest Income.”

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 80% of total average assets in the six months ended June 30, 2014.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the six months ended June 30, 2014.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the six months ended June 30, 2014, net cash provided by financing activities amounted to $106.0 million. Total deposits increased by $80.8 million and FHLBB advances increased by $34.0 million in the first six months of 2014. See additional disclosure in the “Sources of Funds” section under the caption “Borrowings.” Net cash used in investing activities totaled $43.1 million for the six months ended June 30, 2014. The most significant elements of cash flow within investment activities were maturities, calls and principal repayments of debt securities, proceeds from sale of our merchant processing service business line and net outflows related to growth in the loan portfolio. Net cash provided by operating activities amounted to $938 thousand for the six months ended June 30, 2014. Net income totaled $19.1 million in the first six months of 2014 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities and the gain on the sale of our merchant processing service business line. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $343.5 million at June 30, 2014, up by $13.8 million from December 31, 2013, including net income of $19.1 million and a reduction of $9.8 million for dividend declarations.

The ratio of total equity to total assets amounted to 10.35% at June 30, 2014.  This compares to a ratio of 10.34% at December 31, 2013.  Book value per share at June 30, 2014 and December 31, 2013 amounted to $20.56 and $19.84, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of June 30, 2014, the Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action.

See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at June 30, 2014:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$322,056	$136,537	$51,100	$104,843	$29,576
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	27,135	2,511	4,329	3,536	16,759
Software licensing arrangements	3,731	2,322	1,409	—	—
Other borrowings	156	46	105	5	—
Total contractual obligations	$375,759	$141,416	$56,943	$108,384	$69,016

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity. Some FHLBB advances are callable at earlier dates.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$319,422	$162,560	$76,625	$24,761	$55,476
Home equity lines	198,343	—	—	—	198,343
Other loans	47,827	42,481	2,355	2,991	—
Standby letters of credit	3,147	3,000	147	—	—
Forward loan commitments:
Interest rate lock commitments	28,509	28,509	—	—	—
Commitments to sell residential mortgage loans	50,272	50,272	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	110,821	32,618	15,873	25,710	36,620
Mirror swaps with counterparties	110,821	32,618	15,873	25,710	36,620
Interest rate risk management contract:
Interest rate swap contracts	22,681	—	22,681	—	—
Total commitments	$891,843	$352,058	$133,554	$79,172	$327,059

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2014 and December 31, 2013, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2014 and December 31, 2013.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2014		December 31, 2013
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(0.70)%	(3.86)%	(1.66)%	(6.02)%
100 basis point rate increase	0.83%	1.07%	2.22%	3.91%
200 basis point rate increase	1.95%	2.39%	4.44%	7.16%
300 basis point rate increase	3.06%	3.53%	5.30%	6.98%

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

The positive exposure of net interest income to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles. The relative decrease from December 31, 2013 to June 30, 2014 in positive exposure of net interest income to rising rates was attributable to several factors, including a net increase of $104.0 million in the residential real estate mortgage portfolio during this period, the largest portion of which was in adjustable rate mortgages with an initial interest rate reset date in year seven; and, to a lesser extent, a reduction in longer term market interest rates.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2014 and December 31, 2013 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government sponsored enterprise securities (callable)	$23	($1,023)
Obligations of states and political subdivisions	884	(1,708)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	4,299	(15,109)
Trust preferred debt and other corporate debt securities	32	673
Total change in market value as of June 30, 2014	$5,238	($17,167)

Total change in market value as of December 31, 2013	$6,863	($20,841)

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the periods ended June 30, 2014.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Fourth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated. Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (3)

____________________

(1)	Management contract or compensatory plan or arrangement.

(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

(3)
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 7, 2014	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 7, 2014	By:	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	Fourth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated. Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (3)

____________________

(1)	Management contract or compensatory plan or arrangement.

(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

(3)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.