Form 10-Q
period 2014-09-30
WASHINGTON TRUST BANCORP INC
filed 2014-11-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2014 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of October 31, 2014 was 16,725,247.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS (unaudited)	except par value)

	September 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$86,132	$81,939
Short-term investments	3,869	3,378
Mortgage loans held for sale, at fair value	35,473	11,636
Securities:
Available for sale, at fair value	376,073	392,903
Held to maturity, at amortized cost (fair value $27,074 at September 30, 2014 and $29,865 at December 31, 2013)	26,480	29,905
Total securities	402,553	422,808
Federal Home Loan Bank stock, at cost	37,730	37,730
Loans:
Commercial	1,390,373	1,363,335
Residential real estate	945,580	772,674
Consumer	338,094	326,875
Total loans	2,674,047	2,462,884
Less allowance for loan losses	27,768	27,886
Net loans	2,646,279	2,434,998
Premises and equipment, net	26,367	25,402
Investment in bank-owned life insurance	63,026	56,673
Goodwill	58,114	58,114
Identifiable intangible assets, net	5,004	5,493
Other assets	51,335	50,696
Total assets	$3,415,882	$3,188,867
Liabilities:
Deposits:
Demand deposits	$476,808	$440,785
NOW accounts	313,391	309,771
Money market accounts	833,318	666,646
Savings accounts	290,561	297,357
Time deposits	824,810	790,762
Total deposits	2,738,888	2,505,321
Federal Home Loan Bank advances	261,685	288,082
Junior subordinated debentures	22,681	22,681
Other liabilities	44,066	43,137
Total liabilities	3,067,320	2,859,221
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,721,172 shares at September 30, 2014 and 16,613,561 shares at December 31, 2013	1,045	1,038
Paid-in capital	100,044	97,566
Retained earnings	247,052	232,595
Accumulated other comprehensive income (loss)	421	(1,553)
Total shareholders’ equity	348,562	329,646
Total liabilities and shareholders’ equity	$3,415,882	$3,188,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

		Three months		Nine months
	Periods ended September 30,	2014	2013	2014	2013
	Interest income:
	Interest and fees on loans	$27,239	$26,096	$78,997	$76,832
Interest on securities:	Taxable	2,397	2,582	8,038	8,003
	Nontaxable	519	629	1,658	1,935
	Dividends on Federal Home Loan Bank stock	140	36	420	113
	Other interest income	36	47	99	99
	Total interest and dividend income	30,331	29,390	89,212	86,982
	Interest expense:
	Deposits	3,317	3,064	9,406	9,354
	Federal Home Loan Bank advances	1,832	2,693	5,831	8,109
	Junior subordinated debentures	241	241	723	1,243
	Other interest expense	3	4	10	12
	Total interest expense	5,393	6,002	15,970	18,718
	Net interest income	24,938	23,388	73,242	68,264
	Provision for loan losses	600	700	1,350	2,000
	Net interest income after provision for loan losses	24,338	22,688	71,892	66,264
	Noninterest income:
	Wealth management revenues	8,374	7,629	24,969	23,015
	Merchant processing fees	—	3,359	1,291	7,949
	Net gains on loan sales and commissions on loans originated for others	1,742	3,883	4,688	11,534
	Service charges on deposit accounts	881	855	2,459	2,436
	Card interchange fees	804	731	2,264	2,013
	Income from bank-owned life insurance	468	464	1,354	1,392
	Net gains on interest rate swap contracts	339	54	562	225
	Equity in earnings (losses) of unconsolidated subsidiaries	(63)	(47)	(213)	(65)
	Net gain on sale of business line	—	—	6,265	—
	Other income	580	472	1,670	1,233
	Noninterest income, excluding other-than-temporary impairment losses	13,125	17,400	45,309	49,732
	Total other-than-temporary impairment losses on securities	—	—	—	(613)
	Portion of loss recognized in other comprehensive income (before tax)	—	—	—	(2,159)
	Net impairment losses recognized in earnings	—	—	—	(2,772)
	Total noninterest income	13,125	17,400	45,309	46,960
	Noninterest expense:
	Salaries and employee benefits	14,516	14,640	43,845	45,624
	Net occupancy	1,557	1,404	4,672	4,282
	Equipment	1,211	1,222	3,682	3,658
	Merchant processing costs	—	2,862	1,050	6,746
	Outsourced services	1,138	878	3,197	2,590
	Legal, audit and professional fees	494	529	1,710	1,691
	FDIC deposit insurance costs	442	448	1,295	1,330
	Advertising and promotion	368	312	1,140	1,143
	Amortization of intangibles	161	170	489	516
	Foreclosed property costs	27	38	48	222
	Debt prepayment penalties	—	1,125	6,294	1,125
	Other expenses	2,133	1,920	6,365	5,810
	Total noninterest expense	22,047	25,548	73,787	74,737
	Income before income taxes	15,416	14,540	43,414	38,487
	Income tax expense	4,878	4,580	13,781	12,123
	Net income	$10,538	$9,960	$29,633	$26,364

	Weighted average common shares outstanding - basic	16,714	16,563	16,673	16,473
	Weighted average common shares outstanding - diluted	16,855	16,696	16,832	16,600
Per share information:	Basic earnings per common share	$0.63	$0.60	$1.77	$1.59
	Diluted earnings per common share	$0.62	$0.59	$1.75	$1.58
	Cash dividends declared per share	$0.32	$0.26	$0.90	$0.76

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months		Nine Months
Periods ended September 30,	2014	2013	2014	2013
Net income	$10,538	$9,960	$29,633	$26,364
Other comprehensive income, net of tax:
Securities available for sale:
Changes in fair value of securities available for sale	(953)	(129)	1,476	(5,003)
Net losses on securities reclassified into earnings	—	—	—	393
Net change in fair value of securities available for sale	(953)	(129)	1,476	(4,610)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings	—	—	—	1,384
Cash flow hedges:
Change in fair value of cash flow hedges	1	(47)	(29)	(15)
Net cash flow hedge losses reclassified into earnings	92	91	277	331
Net change in fair value of cash flow hedges	93	44	248	316
Defined benefit plan obligation adjustment	81	11,440	250	12,069
Total other comprehensive (loss) income, net of tax	(779)	11,355	1,974	9,159
Total comprehensive income	$9,759	$21,315	$31,607	$35,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2014	16,614	$1,038	$97,566	$232,595	($1,553)	$329,646
Net income				29,633		29,633
Total other comprehensive income, net of tax					1,974	1,974
Cash dividends declared				(15,176)		(15,176)
Share-based compensation			1,433			1,433
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	107	7	1,045			1,052
Balance at September 30, 2014	16,721	$1,045	$100,044	$247,052	$421	$348,562

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	16,380	$1,024	$91,453	$213,674	($10,499)	$295,652
Net income				26,364		26,364
Total other comprehensive loss, net of tax					9,159	9,159
Cash dividends declared				(12,686)		(12,686)
Share-based compensation			1,377			1,377
Deferred compensation plan	2		30			30
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	207	13	3,676			3,689
Balance at September 30, 2013	16,589	$1,037	$96,536	$227,352	($1,340)	$323,585

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,	2014	2013
	Cash flows from operating activities:
	Net income	$29,633	$26,364
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,350	2,000
	Depreciation of premises and equipment	2,350	2,489
	Foreclosed and repossessed property valuation adjustments	57	79
	Net amortization of premium and discount	672	1,196
	Net amortization of intangibles	489	516
	Share-based compensation	1,433	1,377
	Income from bank-owned life insurance	(1,354)	(1,392)
	Net gain on sale of business line	(6,265)	—
	Net gains on loan sales and commissions on loans originated for others	(4,688)	(11,534)
	Net impairment losses recognized in earnings	—	2,772
	Net gains on interest rate swap contracts	(562)	(225)
	Equity in losses of unconsolidated subsidiaries	213	65
	Proceeds from sales of loans	176,389	356,932
	Loans originated for sale	(196,322)	(313,227)
	(Increase) decrease in other assets	(3,082)	12,388
	Decrease in other liabilities	(56)	(13,769)
	Net cash provided by operating activities	257	66,031
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(53,051)	(66,569)
	Other investment securities available for sale	(31,009)	(25,404)
Proceeds from sale of:	Other investment securities available for sale	547	—
Maturities and principal payments of:	Mortgage-backed securities available for sale	63,938	64,270
	Other investment securities available for sale	38,137	6,550
	Mortgage-backed securities held to maturity	3,248	8,704
	Remittance of Federal Home Loan Bank stock	—	2,688
	Net proceeds from the sale of business line	6,305	—
	Proceeds received and deferred in connection with sale of business line	900	—
	Net increase in loans	(205,877)	(100,655)
	Proceeds from sale of portfolio loans	1,200	49,588
	Purchases of loans, including purchased interest	(7,065)	(9,103)
	Proceeds from the sale of property acquired through foreclosure or repossession	1,630	2,142
	Purchases of premises and equipment	(3,315)	(1,178)
	Purchases of bank-owned life insurance	(5,000)	—
	Net cash used in investing activities	(189,412)	(68,967)
	Cash flows from financing activities:
	Net increase in deposits	233,567	142,200
	Net decrease in other borrowings	(33)	(415)
	Proceeds from Federal Home Loan Bank advances	259,000	204,000
	Repayment of Federal Home Loan Bank advances	(285,397)	(276,687)
	Proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	592	3,287
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	460	432
	Redemption of junior subordinated debentures	—	(10,310)
	Cash dividends paid	(14,350)	(12,293)
	Net cash provided by financing activities	193,839	50,214
	Net increase in cash and cash equivalents	4,684	47,278
	Cash and cash equivalents at beginning of period	85,317	92,650
	Cash and cash equivalents at end of period	$90,001	$139,928

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30,	2014	2013
Noncash Investing and Financing Activities:
Loans charged off	$1,638	$5,319
Loans transferred to property acquired through foreclosure or repossession	1,659	1,073
Supplemental Disclosures:
Interest payments	$15,779	$18,401
Income tax payments	12,734	11,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Information
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

(2)	Recently Issued Accounting Pronouncements
Investments - Equity Method and Joint Ventures - Topic 323
Accounting Standards Update No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” (“ASU 2014-01”), was issued in January 2014 and permits a reporting entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments are expected to enable more entities to record the amortization of the investment in income tax expense together with the tax credits and other tax benefits generated from the partnership. ASU 2014-01 is effective retrospectively for public business entities for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of ASU 2014-01 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Receivables - Troubled Debt Restructurings by Creditors - Topic 310
Accounting Standards Update No. 2014-04, “Reclassifications of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”), was issued in January 2014 and clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned (“OREO”). ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect either a modified retrospective or prospective transition method, and early adoption is permitted. The adoption of ASU 2014-04 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $8.1 million at September 30, 2014 and $6.7 million at December 31, 2013 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of September 30, 2014 and December 31, 2013, cash and due from banks included interest-bearing deposits in other banks of $50.6 million and $51.8 million, respectively.

(4)	Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$31,008	$—	($89)	$30,919
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	248,369	9,012	(160)	257,221
Obligations of states and political subdivisions	52,526	1,991	—	54,517
Individual name issuer trust preferred debt securities	30,743	—	(3,546)	27,197
Corporate bonds	6,122	104	(7)	6,219
Total securities available for sale	$368,768	$11,107	($3,802)	$376,073
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$26,480	$594	$—	$27,074
Total securities held to maturity	$26,480	$594	$—	$27,074
Total securities	$395,248	$11,701	($3,802)	$403,147

(Dollars in thousands)
December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$54,474	$720	($79)	$55,115
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	230,387	8,369	(401)	238,355
Obligations of states and political subdivisions	60,659	2,200	—	62,859
Trust preferred securities:
Individual name issuers	30,715	—	(6,031)	24,684
Collateralized debt obligations	547	—	—	547
Corporate bonds	11,128	231	(16)	11,343
Total securities available for sale	$387,910	$11,520	($6,527)	$392,903
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$29,905	$14	($54)	$29,865
Total securities held to maturity	$29,905	$14	($54)	$29,865
Total securities	$417,815	$11,534	($6,581)	$422,768

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

At September 30, 2014 and December 31, 2013, securities available for sale and held to maturity with a fair value of $378.3 million and $397.5 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings and letters of credit, potential borrowings with the FRB, certain public deposits and for other purposes.

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

	September 30, 2014
(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$31,008	$—	$—	$31,008
Weighted average yield	—%	1.72%	—%	—%	1.72%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	41,207	111,399	63,797	31,966	248,369
Weighted average yield	3.73%	3.38%	2.79%	1.80%	3.08%
Obligations of state and political subdivisions:
Amortized cost	2,546	26,690	23,290	—	52,526
Weighted average yield	3.64%	3.92%	3.98%	—%	3.93%
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	—	30,743	30,743
Weighted average yield	—%	—%	—%	1.08%	1.08%
Corporate bonds:
Amortized cost	5,714	204	204	—	6,122
Weighted average yield	2.81%	1.62%	3.20%	—%	2.78%
Total debt securities available for sale:
Amortized cost	$49,467	$169,301	$87,291	$62,709	$368,768
Weighted average yield	3.62%	3.16%	3.11%	1.45%	2.92%
Fair value	$51,123	$174,197	$90,451	$60,302	$376,073
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$3,261	$10,120	$8,015	$5,084	$26,480
Weighted average yield	3.10%	3.03%	2.82%	1.02%	2.59%
Fair value	$3,334	$10,347	$8,195	$5,198	$27,074

Included in the above table are debt securities with an amortized cost balance of $106.1 million and a fair value of $104.1 million at September 30, 2014 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from twelve months to twenty-two years, with call features ranging from one month to three years.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2014	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$30,919	($89)	—	$—	$—	4	$30,919	($89)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	4	42,231	(147)	1	912	(13)	5	43,143	(160)
Individual name issuer trust preferred debt securities	—	—	—	11	27,197	(3,546)	11	27,197	(3,546)
Corporate bonds	1	214	(3)	1	198	(4)	2	412	(7)
Total temporarily impaired securities	9	$73,364	($239)	13	$28,307	($3,563)	22	$101,671	($3,802)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2013	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$9,909	($79)	—	$—	$—	1	$9,909	($79)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	7	76,748	(455)	—	—	—	7	76,748	(455)
Individual name issuer trust preferred debt securities	—	—	—	11	24,684	(6,031)	11	24,684	(6,031)
Corporate bonds	2	407	(16)	—	—	—	2	407	(16)
Total temporarily impaired securities	10	$87,064	($550)	11	$24,684	($6,031)	21	$111,748	($6,581)

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

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at September 30, 2014 were eleven trust preferred security holdings issued by seven individual companies in the banking sector.  Management believes the unrealized loss position in these holdings is attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of September 30, 2014, individual name issuer trust preferred debt securities with an amortized cost of $11.9 million and unrealized losses of $1.4 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Credit-Related Impairment Losses Recognized on Debt Securities
The following table presents a rollforward of the cumulative credit-related impairment losses on debt securities held by the Corporation:

(Dollars in thousands)	Three months		Nine months
Periods ended September 30,	2014	2013	2014	2013
Balance at beginning of period	$—	$1,229	$—	$3,325
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	—	—	—	2,772
Reductions for securities for which a liquidation notice was received during the period	—	—	—	(4,868)
Balance at end of period	$—	$1,229	$—	$1,229

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

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$766,703	29%	$796,249	32%
Construction and development (2)	58,750	2	36,289	1
Other (3)	564,920	21	530,797	22
Total commercial	1,390,373	52	1,363,335	55
Residential real estate:
Mortgages	912,956	34	749,163	30
Homeowner construction	32,624	1	23,511	1
Total residential real estate	945,580	35	772,674	31
Consumer:
Home equity lines	240,567	9	231,362	9
Home equity loans	46,455	2	40,212	2
Other (4)	51,072	2	55,301	3
Total consumer	338,094	13	326,875	14
Total loans (5)	$2,674,047	100%	$2,462,884	100%

(1)	Amortizing mortgages and lines of credit, primarily secured by income producing property.

(2)	Loans for construction commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Fixed-rate consumer installment loans.

(5)
Includes net unamortized loan origination costs of $2.1 million and $879 thousand, respectively, and net unamortized premiums on purchased loans of $97 thousand and $99 thousand, respectively, at September 30, 2014 and December 31, 2013.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

At September 30, 2014 and December 31, 2013, there were $1.18 billion and $1.14 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 8 for additional disclosure regarding borrowings.

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectability of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Sep 30, 2014	Dec 31, 2013
Commercial:
Mortgages	$6,022	$7,492
Construction and development	—	—
Other	1,326	1,291
Residential real estate:
Mortgages	7,890	8,315
Homeowner construction	—	—
Consumer:
Home equity lines	1,426	469
Home equity loans	300	687
Other	1	48
Total nonaccrual loans	$16,965	$18,302
Accruing loans 90 days or more past due	$—	$—

As of September 30, 2014 and December 31, 2013, nonaccrual loans of $2.6 million and $2.7 million, respectively, were current as to the payment of principal and interest.

At September 30, 2014, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
September 30, 2014	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$5,995	$5,995	$760,708	$766,703
Construction and development	—	—	—	—	58,750	58,750
Other	1,129	314	970	2,413	562,507	564,920
Residential real estate:
Mortgages	2,582	2,001	3,922	8,505	904,451	912,956
Homeowner construction	—	—	—	—	32,624	32,624
Consumer:
Home equity lines	1,441	346	852	2,639	237,928	240,567
Home equity loans	188	8	136	332	46,123	46,455
Other	48	2	1	51	51,021	51,072
Total loans	$5,388	$2,671	$11,876	$19,935	$2,654,112	$2,674,047

(Dollars in thousands)	Days Past Due
December 31, 2013	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$7,492	$7,492	$788,757	$796,249
Construction and development	—	—	—	—	36,289	36,289
Other	276	302	731	1,309	529,488	530,797
Residential real estate:
Mortgages	4,040	1,285	5,633	10,958	738,205	749,163
Homeowner construction	—	—	—	—	23,511	23,511
Consumer:
Home equity lines	831	100	269	1,200	230,162	231,362
Home equity loans	448	66	348	862	39,350	40,212
Other	43	—	39	82	55,219	55,301
Total loans	$5,638	$1,753	$14,512	$21,903	$2,440,981	$2,462,884

Included in past due loans as of September 30, 2014 and December 31, 2013, were nonaccrual loans of $14.4 million and $15.6 million, respectively. All loans 90 days or more past due at September 30, 2014 and December 31, 2013 were classified as nonaccrual.

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

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
No Related Allowance Recorded:
Commercial:
Mortgages	$1,147	$998	$1,176	$998	$—	$—
Construction and development	—	—	—	—	—	—
Other	1,031	1,055	1,031	1,050	—	—
Residential real estate:
Mortgages	2,302	1,167	2,659	1,259	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	113	—	112	—	—	—
Subtotal	$4,593	$3,220	$4,978	$3,307	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$14,579	$29,335	$14,558	$31,731	$927	$552
Construction and development	—	—	—	—	—	—
Other	1,335	1,506	1,753	1,945	207	463
Residential real estate:
Mortgages	1,734	3,122	1,790	3,507	256	463
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	82	173	82	174	41	1
Home equity loans	73	55	90	54	12	—
Other	3	127	4	130	1	2
Subtotal	$17,806	$34,318	$18,277	$37,541	$1,444	$1,481
Total impaired loans	$22,399	$37,538	$23,255	$40,848	$1,444	$1,481
Total:
Commercial	$18,092	$32,894	$18,518	$35,724	$1,134	$1,015
Residential real estate	4,036	4,289	4,449	4,766	256	463
Consumer	271	355	288	358	54	3
Total impaired loans	$22,399	$37,538	$23,255	$40,848	$1,444	$1,481

(1)
The recorded investment in impaired loans consists of unpaid principal balance net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs. For impaired accruing loans (troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class, for the periods indicated:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended September 30,	2014	2013	2014	2013
Commercial:
Mortgages	$23,435	$29,430	$175	$192
Construction and development	—	—	—	—
Other	2,570	3,536	25	43
Residential real estate:
Mortgages	4,253	3,818	31	51
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	82	173	—	2
Home equity loans	83	58	1	1
Other	117	131	2	2
Totals	$30,540	$37,146	$234	$291

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Nine months ended September 30,	2014	2013	2014	2013
Commercial:
Mortgages	$25,605	$26,110	$580	$444
Construction and development	—	—	—	—
Other	2,477	7,159	63	157
Residential real estate:
Mortgages	4,151	4,104	81	100
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	92	209	2	6
Home equity loans	111	77	4	5
Other	120	146	6	6
Totals	$32,556	$37,805	$736	$718

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring. In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below- market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $18.4 million at September 30, 2014 and $26.4 million at December 31, 2013. These amounts included accrued interest of $30 thousand and $44 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $1.2 million and $556 thousand, respectively, at September 30, 2014 and December 31, 2013. As of September 30, 2014, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table presents loans modified as a troubled debt restructuring during the periods indicated:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended September 30,	2014	2013	2014	2013	2014	2013
Commercial:
Mortgages	—	1	$—	$6,018	$—	$4,909
Construction and development	—	—	—	—	—	—
Other	1	2	63	30	63	30
Residential real estate:
Mortgages	1	—	264	—	264	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	2	3	$327	$6,048	$327	$4,939

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Nine months ended September 30,	2014	2013	2014	2013	2014	2013
Commercial:
Mortgages	—	6	$—	$15,974	$—	$14,785
Construction and development	—	—	—	—	—	—
Other	10	7	826	1,198	826	1,198
Residential real estate:
Mortgages	3	—	743	—	743	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	1	—	92	—	92
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	13	14	$1,569	$17,264	$1,569	$16,075

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table provides information on how loans were modified as a troubled debt restructuring during the periods indicated.

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2014	2013	2014	2013
Below-market interest rate concession	$—	$6,018	$77	$15,836
Payment deferral	63	—	542	—
Maturity / amortization concession	—	21	599	21
Interest only payments	—	9	—	424
Combination (1)	264	—	351	983
Total	$327	$6,048	$1,569	$17,264

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

The following table presents loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the periods indicated:

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Three months ended September 30,	2014	2013	2014	2013
Commercial:
Mortgages	—	1	$—	$482
Construction and development	—	—	—	—
Other	3	—	426	—
Residential real estate:
Mortgages	—	—	—	—
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	—	—	—
Totals	3	1	$426	$482

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Nine months ended September 30,	2014	2013	2014	2013
Commercial:
Mortgages	—	1	$—	$482
Construction and development	—	—	—	—
Other	5	—	666	—
Residential real estate:
Mortgages	—	—	—	—
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	—	—	—
Totals	5	1	$666	$482

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. As of September 30, 2014 and December 31, 2013, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.63 and 4.64, respectively. For non-impaired loans, the Corporation assigns a loss allocation factor to each loan, based on its risk rating for purposes of establishing an appropriate allowance for loan losses. See Note 6 for additional information.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The Corporation’s procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. The criticized loan portfolio, which consists of commercial real estate and other commerical loans that are risk rated special mention or worse, are reviewed by management on a quarterly basis, focusing on the current status and strategies to improve the credit. An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Mortgages	$736,646	$756,838	$23,305	$23,185	$6,752	$16,226
Construction and development	58,750	36,289	—	—	—	—
Other	546,663	507,962	14,317	19,887	3,940	2,948
Total commercial loans	$1,342,059	$1,301,089	$37,622	$43,072	$10,692	$19,174

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Residential real estate:
Accruing mortgages	$905,066	$740,848	$—	$—
Nonaccrual mortgages	3,968	2,682	3,922	5,633
Homeowner construction	32,624	23,511	—	—
Total residential real estate loans	$941,658	$767,041	$3,922	$5,633
Consumer:
Home equity lines	$239,715	$231,093	$852	$269
Home equity loans	46,319	39,864	136	348
Other	51,071	55,262	1	39
Total consumer loans	$337,105	$326,219	$989	$656

(6)	Allowance for Loan Losses
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

Loss allocation factors are used for non-impaired loans based on credit grade, historical loss experience, delinquency factors and other similar credit quality indicators. Individual commercial loans not deemed to be impaired are evaluated using the internal rating system described in Note 5 under the caption “Credit Quality Indicators” and the application of loss factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. Portfolios of more homogeneous populations of loans, including the various categories of residential mortgages and consumer loans, are analyzed as groups, taking into account delinquency status and historical loss experience and other qualitative environmental factors for each type of credit product.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2014:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$6,973	$494	$5,454	$12,921	$4,840	$2,569	$6,939	$27,269
Charge-offs	—	—	(92)	(92)	—	(56)	—	(148)
Recoveries	7	—	29	36	1	10	—	47
Provision	133	206	162	501	94	227	(222)	600
Ending Balance	$7,113	$700	$5,553	$13,366	$4,935	$2,750	$6,717	$27,768

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2013:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$6,748	$277	$5,442	$12,467	$4,691	$2,455	$8,271	$27,884
Charge-offs	(640)	—	(81)	(721)	—	(49)	—	(770)
Recoveries	38	—	83	121	—	73	—	194
Provision	493	164	126	783	(11)	16	(88)	700
Ending Balance	$6,639	$441	$5,570	$12,650	$4,680	$2,495	$8,183	$28,008

The following tables present the activity in the allowance for loan losses for nine months ended September 30, 2014:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$6,969	$362	$5,433	$12,764	$4,700	$2,511	$7,911	$27,886
Charge-offs	(977)	—	(403)	(1,380)	(72)	(186)	—	(1,638)
Recoveries	19	—	75	94	36	40	—	170
Provision	1,102	338	448	1,888	271	385	(1,194)	1,350
Ending Balance	$7,113	$700	$5,553	$13,366	$4,935	$2,750	$6,717	$27,768

The following tables present the activity in the allowance for loan losses for nine months ended September 30, 2013:

(Dollars in thousands)	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$9,407	$224	$5,996	$15,627	$4,269	$2,684	$8,293	$30,873
Charge-offs	(4,754)	—	(259)	(5,013)	(48)	(258)	—	(5,319)
Recoveries	230	—	127	357	3	94	—	454
Provision	1,756	217	(294)	1,679	456	(25)	(110)	2,000
Ending Balance	$6,639	$441	$5,570	$12,650	$4,680	$2,495	$8,183	$28,008

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$15,701	$927	$30,292	$552
Construction & development	—	—	—	—
Other	2,361	207	2,556	463
Residential real estate	4,037	256	4,290	463
Consumer	270	54	355	3
Subtotal	$22,369	$1,444	$37,493	$1,481
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$751,002	$6,186	$765,957	$6,417
Construction & development	58,750	700	36,289	362
Other	562,559	5,346	528,241	4,970
Residential real estate	941,543	4,679	768,384	4,237
Consumer	337,824	2,696	326,520	2,508
Subtotal	$2,651,678	$19,607	$2,425,391	$18,494
Unallocated	—	6,717	—	7,911
Totals	$2,674,047	$27,768	$2,462,884	$27,886

(7)	Time Certificates of Deposit
Time certificates of deposit amounted to $824.8 million and $790.8 million, respectively, at September 30, 2014 and December 31, 2013. These amounts included wholesale brokered time certificates of deposit of $211.2 million and $98.0 million, respectively, at September 30, 2014 and December 31, 2013.

The following table presents scheduled maturities of time certificates of deposit outstanding at September 30, 2014:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2014 through December 31, 2014	$193,864	0.72%
2015	245,925	1.22%
2016	146,861	1.15%
2017	111,250	1.11%
2018	61,587	1.38%
Thereafter	65,323	1.63%
Balance at September 30, 2014	$824,810	1.12%

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the amount of time certificates of deposit in denominations of $100 thousand or more at September 30, 2014, maturing during the periods indicated:

(Dollars in thousands)	Scheduled Maturity
October 1, 2014 to December 31, 2014	$48,404
January 1, 2015 to March 31, 2015	115,503
April 1, 2015 to September 30, 2015	47,386
October 1, 2015 and beyond	95,087
Balance at September 30, 2014	$306,380

(8)	Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $261.7 million and $288.1 million, respectively, at September 30, 2014 and December 31, 2013.

The following table presents maturities of FHLBB advances outstanding as of September 30, 2014:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
October 1, 2014 to December 31, 2014	$67,887	0.37%
2015	9,069	1.12%
2016	43,130	3.10%
2017	41,045	3.16%
2018	64,803	3.85%
2019 and after	35,751	4.50%
Balance at September 30, 2014	$261,685	2.71%

As of September 30, 2014, the Bank also has access to an unused line of credit with the FHLBB amounting to $20.0 million. In addition, the FHLBB has issued standby letters of credit to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposit at the FHLBB. The Bank’s unused remaining available borrowing capacity at the FHLBB was approximately $674.3 million and $564.1 million, respectively, at September 30, 2014 and December 31, 2013.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(9)	Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	$336,638	13.26%	$203,026	8.00%	$253,783	10.00%
Bank	$332,090	13.09%	$202,947	8.00%	$253,684	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$308,534	12.15%	$101,513	4.00%	$152,270	6.00%
Bank	$303,986	11.98%	$101,473	4.00%	$152,210	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$308,534	9.35%	$132,015	4.00%	$165,019	5.00%
Bank	$303,986	9.22%	$131,883	4.00%	$164,854	5.00%
December 31, 2013
Total Capital (to Risk-Weighted Assets):
Corporation	$319,486	13.29%	$192,306	8.00%	$240,382	10.00%
Bank	$314,458	13.09%	$192,147	8.00%	$240,184	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$291,292	12.12%	$96,153	4.00%	$144,229	6.00%
Bank	$286,264	11.92%	$96,074	4.00%	$144,111	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$291,292	9.41%	$123,785	4.00%	$154,732	5.00%
Bank	$286,264	9.26%	$123,633	4.00%	$154,541	5.00%
(1)    Leverage ratio

(10)	Derivative Financial Instruments
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

Cash Flow Hedging Instruments
As of September 30, 2014 and December 31, 2013, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $22.7 million of variable rate junior subordinated debentures. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp has pledged collateral to derivative

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

counterparties in the form of cash totaling $939 thousand at September 30, 2014 and $1.6 million at December 31, 2013.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Customer Related Derivative Contracts
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of September 30, 2014 and December 31, 2013, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $125.6 million and $105.6 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, best efforts forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments, but do not meet criteria for hedge accounting and, as such are treated as derivatives not designated as hedging instruments. These derivative financial instruments are recorded at fair value and changes in fair value of these commitments are reflected in earnings in the period of change. The Corporation has elected to carry newly originated closed residential real estate mortgage loans held for sale at fair value, as changes in fair value in these loans held for sale generally offset changes in interest rate lock and forward sale commitments.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2014	Dec 31, 2013	Balance Sheet Location	Sep 30, 2014	Dec 31, 2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$626	$1,012
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	1,493	392	Other liabilities	—	—
Commitments to sell mortgage loans	Other assets	5	10	Other liabilities	2,315	583
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	2,776	2,403	Other liabilities	133	297
Mirror swaps with counterparties	Other assets	145	330	Other liabilities	2,839	2,406
Total		$4,419	$3,135		$5,913	$4,298

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
	Three months		Nine months			Three months		Nine months
Periods ended September 30,	2014	2013	2014	2013		2014	2013	2014	2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$93	$44	$248	$316	Interest Expense	$—	$—	$—	$—
Total	$93	$44	$248	$316		$—	$—	$—	$—

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income
	Statement of Income Location	Three months		Nine months
Periods ended September 30,		2014	2013	2014	2013
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Net gains on loan sales & commissions on loans originated for others	$498	$127	$1,101	($1,646)
Commitments to sell mortgage loans	Net gains on loan sales & commissions on loans originated for others	(672)	(667)	(1,737)	3,057
Customer related derivative contracts:
Interest rate swaps with customers	Net gains on interest rate swaps	317	306	2,467	(105)
Mirror swaps with counterparties	Net gains on interest rate swaps	22	(252)	(1,905)	330
Total		$165	($486)	($74)	$1,636

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(11)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  As of September 30, 2014 and December 31, 2013, securities available for sale, residential real estate mortgage loans held for sale and derivatives were recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale was $34.7 million and $11.5 million, respectively, at September 30, 2014 and December 31, 2013. The aggregate fair value of these loans as of the same dates was $35.5 million and $11.6 million, respectively. As of September 30, 2014 and December 31, 2013, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $815 thousand and $181 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due at September 30, 2014 and December 31, 2013.

The following table presents the changes in fair value related to mortgage loans held for sale, interest rate lock commitments and commitments to sell residential real estate mortgage loans for the periods indicated. Changes in fair values are reported as a component of net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

(Dollars in thousands)
	Three Months		Nine months
Periods ended September 30,	2014	2013	2014	2013
Mortgage loans held for sale	$172	$606	$634	($1,353)
Interest rate lock commitments	498	127	1,101	(1,646)
Commitments to sell	(672)	(667)	(1,737)	3,057
Total changes in fair value	($2)	$66	($2)	$58

Items Measured at Fair Value on a Recurring Basis
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at September 30, 2014 and December 31, 2013.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no such securities held at September 30, 2014 and December 31, 2013.

Mortgage Loans Held for Sale
The fair values of mortgage loans held for sale are generally estimated based on secondary market rates offered for loans with similar characteristics. When secondary market information exists, these loans are classified as Level 2. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. Any changes in the valuation of mortgage loans held for sale is based upon the change in market interest rates between the loan closing date and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk. There were no level 3 mortgage loans held for sale at September 30, 2014 and December 31, 2013.

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

Level 2 fair value measurements of forward loan commitments (interest rate lock commitments and commitments to sell residential real estate mortgages) are estimated using the anticipated market price based on pricing indications provided from syndicate banks. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. There were no level 3 forward loan commitments held at September 30, 2014 and December 31, 2013.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$30,919	$—	$30,919	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	257,221	—	257,221	—
Obligations of states and political subdivisions	54,517	—	54,517	—
Individual name issuer trust preferred debt securities	27,197	—	27,197	—
Corporate bonds	6,219	—	6,219	—
Mortgage loans held for sale	35,473	—	35,473	—
Derivative assets (1):
Interest rate swap contracts with customers	2,921	—	2,921	—
Forward loan commitments	1,498	—	1,498	—
Total assets at fair value on a recurring basis	$415,965	$—	$415,965	$—
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with counterparties	$2,972	$—	$2,972	$—
Interest rate risk management swap contracts	626	—	626	—
Forward loan commitments	2,315	—	2,315	—
Total liabilities at fair value on a recurring basis	$5,913	$—	$5,913	$—

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$55,115	$—	$55,115	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	238,355	—	238,355	—
Obligations of states and political subdivisions	62,859	—	62,859	—
Individual name issuer trust preferred debt securities	24,684	—	24,684	—
Pooled trust preferred debt securities	547	—	547	—
Corporate bonds	11,343	—	11,343	—
Mortgage loans held for sale	11,636	—	11,636	—
Derivative assets (1):
Interest rate swap contracts with customers	2,733	—	2,733	—
Forward loan commitments	402	—	402	—
Total assets at fair value on a recurring basis	$407,674	$—	$407,674	$—
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with counterparties	$2,703	$—	$2,703	$—
Interest rate risk management swap contracts	1,012	—	1,012	—
Forward loan commitments	583	—	583	—
Total liabilities at fair value on a recurring basis	$4,298	$—	$4,298	$—

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the nine months ended September 30, 2014 and 2013, there were no transfers in and/or out of Level 1, 2 or 3.

There were no Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2014.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Securities Available for Sale (1)	Total	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets / (Liabilities) (3)
Periods ended September 30, 2013	Three Months	Nine Months
Balance at beginning of period	$397	$10,514	$843	9,813	($142)
Gains and losses (realized and unrealized):
Included in earnings (4)	—	(2,780)	(2,772)	(150)	142
Included in other comprehensive income	28	2,487	2,487	—	—
Purchases	—	—	—	—	—
Issuances	—	12,692	—	12,692	—
Sales	—	(22,355)	—	(22,355)	—
Settlements	—	(133)	(133)	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance at end of period	$425	$425	$425	$—	$—

(1)	Level 3 securities available for sale were comprised of pooled trust preferred debt securities in the form of collateralized debt obligations.

(2)	Level 3 mortgage loans held for sale consisted of certain mortgage loans whose fair value was determined utilizing a discounted cash flow analysis.

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

The following table summarizes such assets, which were written down to fair value during the nine months ended September 30, 2014:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Collateral dependent impaired loans	$5,022	$—	$—	$5,022
Property acquired through foreclosure or repossession	218	—	—	218
Total assets at fair value on a nonrecurring basis	$5,240	$—	$—	$5,240

The allowance for loan losses on collateral dependent impaired loans amounted to $1.1 million at September 30, 2014.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table summarizes such assets, which were written down to fair value during the year ended December 31, 2013:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Collateral dependent impaired loans	$11,177	$—	$—	$11,177
Property acquired through foreclosure or repossession	435	—	—	435
Total assets at fair value on a nonrecurring basis	$11,612	$—	$—	$11,612

The allowance for loan losses allocation on collateral dependent impaired loans amounted to $453 thousand at December 31, 2013.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value for the dates indicated.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2014
Collateral dependent impaired loans	$5,022	Appraisals of collateral	Discount for costs to sell	0% - 10% (2%)
			Appraisal adjustments (1)	0% - 40% (3%)
Property acquired through foreclosure or repossession	$218	Appraisals of collateral	Discount for costs to sell	10% (10%)
			Appraisal adjustments (1)	9% - 37% (17%)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2013
Collateral dependent impaired loans	$11,177	Appraisals of collateral	Discount for costs to sell	1% - 45% (11%)
			Appraisal adjustments (1)	0% - 50% (2%)
Property acquired through foreclosure or repossession	$435	Appraisals of collateral	Discount for costs to sell	2% - 10% (9%)
			Appraisal adjustments (1)	0% - 22% (13%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed-rate and adjustable-rate interest terms to determine their fair value. The fair value of fixed-rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at the measurement date that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using market prices for sales of similar loans on the secondary market. The fair value of floating rate commercial and consumer loans approximates carrying value. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral. Loans are classified within Level 3 of the fair value hierarchy.

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

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation’s financial instruments. The tables exclude financial instruments for which the carrying value approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock, accrued interest receivable and bank-owned life insurance (“BOLI”). Financial liabilities for which the fair value approximates carrying value include non-maturity deposits and accrued interest payable.

(Dollars in thousands)
September 30, 2014	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$26,480	$27,074	$—	$27,074	$—
Loans, net of allowance for loan losses	2,646,279	2,682,694	—	—	2,682,694

Financial Liabilities:
Time deposits	$824,810	$824,875	$—	$824,875	$—
FHLBB advances	261,685	275,366	—	275,366	—
Junior subordinated debentures	22,681	17,662	—	17,662	—

(Dollars in thousands)
December 31, 2013	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$29,905	$29,865	$—	$29,865	$—
Loans, net of allowance for loan losses	2,434,998	2,479,527	—	—	2,479,527

Financial Liabilities:
Time deposits	$790,762	$797,748	$—	$797,748	$—
FHLBB advances	288,082	308,317	—	308,317	—
Junior subordinated debentures	22,681	16,282	—	16,282	—

(12)	Defined Benefit Pension Plans
The Corporation maintains a tax-qualified defined benefit pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. The Corporation also has non-qualified retirement plans to provide supplemental retirement

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

benefits to certain employees, as defined in the plans. In September 2013, the Corporation amended its defined benefit pension plans primarily to freeze benefit accruals after a ten-year transition period ending in December 2023.

The composition of net periodic benefit cost was as follows for the periods indicated:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three months		Nine months		Three months		Nine months
Periods ended September 30,	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$538	$710	$1,614	$2,171	$11	$48	$34	$147
Interest cost	723	722	2,168	2,160	119	116	358	346
Expected return on plan assets	(1,016)	(931)	(3,047)	(2,780)	—	—	—	—
Amortization of prior service cost	(6)	17	(17)	—	—	—	—	—
Recognized net actuarial loss	115	354	345	1,182	18	47	53	145
Curtailment	—	(61)	—	(61)	—	(2)	—	(2)
Net periodic benefit cost	$354	$811	$1,063	$2,672	$148	$209	$445	$636

The pension plan is funded on a current basis, in compliance with the requirements of ERISA.

(13)	Share-Based Compensation Arrangements
During the nine months ended September 30, 2014, the Corporation granted to non-employee directors 5,880 nonvested share units with three-year cliff vesting. The nonvested share units awarded were valued at the fair market value as of the award date, or $36.12.

Also, during the nine months ended September 30, 2014, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation. The performance shares awarded were valued at the fair market value as of the award date, or $34.66, and will be earned over a three-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 140% of the target, or 21,140 shares.

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

Commercial Banking
The Commercial Banking segment includes commercial, residential and consumer lending activities; equity in losses of unconsolidated investments in real estate limited partnerships; mortgage banking, secondary market and loan servicing activities; deposit generation; merchant credit card services; cash management activities; and direct banking activities, which include the operation of ATMs, telephone and Internet banking services and customer support and sales.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

Wealth Management Services
Wealth Management Services includes investment management; financial planning; personal trust services, including services as trustee, administrator, custodian and guardian; and estate settlement. Institutional trust services are also provided, including fiduciary services.

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2014	2013	2014	2013	2014	2013	2014	2013
Net interest income (expense)	$19,965	$20,364	($8)	($4)	$4,981	$3,028	$24,938	$23,388
Provision for loan losses	600	700	—	—	—	—	600	700
Net interest income (expense) after provision for loan losses	19,365	19,664	(8)	(4)	4,981	3,028	24,338	22,688
Noninterest income	4,370	8,302	8,374	7,629	381	1,469	13,125	17,400
Noninterest expenses:
Depreciation and amortization expense	627	614	269	316	51	52	947	982
Other noninterest expenses	12,793	15,840	5,620	4,944	2,687	3,782	21,100	24,566
Total noninterest expenses	13,420	16,454	5,889	5,260	2,738	3,834	22,047	25,548
Income before income taxes	10,315	11,512	2,477	2,365	2,624	663	15,416	14,540
Income tax expense (benefit)	3,401	3,875	942	876	535	(171)	4,878	4,580
Net income	$6,914	$7,637	$1,535	$1,489	$2,089	$834	$10,538	$9,960

Total assets at period end	$2,792,759	$2,460,150	$51,012	$50,297	$572,111	$621,511	$3,415,882	$3,131,958
Expenditures for long-lived assets	$327	$277	$241	$39	$66	$25	$634	$341

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2014	2013	2014	2013	2014	2013	2014	2013
Net interest income (expense)	$59,503	$59,606	($19)	$5	$13,758	$8,653	$73,242	$68,264
Provision for loan losses	1,350	2,000	—	—	—	—	1,350	2,000
Net interest income (expense) after provision for loan losses	58,153	57,606	(19)	5	13,758	8,653	71,892	66,264
Noninterest income (expense)	12,771	24,239	24,969	23,015	7,569	(294)	45,309	46,960
Noninterest expenses:
Depreciation and amortization expense	1,833	1,876	852	968	154	161	2,839	3,005
Other noninterest expenses	39,565	47,244	16,489	15,078	14,894	9,410	70,948	71,732
Total noninterest expenses	41,398	49,120	17,341	16,046	15,048	9,571	73,787	74,737
Income (loss) before income taxes	29,526	32,725	7,609	6,974	6,279	(1,212)	43,414	38,487
Income tax expense (benefit)	9,764	11,421	2,836	2,635	1,181	(1,933)	13,781	12,123
Net income	$19,762	$21,304	$4,773	$4,339	$5,098	$721	$29,633	$26,364

Total assets at period end	$2,792,759	$2,460,150	$51,012	$50,297	$572,111	$621,511	$3,415,882	$3,131,958
Expenditures for long-lived assets	$2,710	$1,014	$477	$93	$128	$71	$3,315	$1,178

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(15)	Other Comprehensive Income
The following tables present the activity in other comprehensive income for the periods indicated:

Three months ended September 30,	2014			2013
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($1,489)	($536)	($953)	($202)	($73)	($129)
Net losses (gains) on securities reclassified into earnings (1)	—	—	—	—	—	—
Net change in fair value of securities available for sale	(1,489)	(536)	(953)	(202)	(73)	(129)
Cash flow hedges:
Change in fair value of cash flow hedges	(10)	(11)	1	(72)	(25)	(47)
Net cash flow hedge losses reclassified into earnings (3)	145	53	92	141	50	91
Net change in fair value of cash flow hedges	135	42	93	69	25	44
Defined benefit plan obligation adjustment (4)	126	45	81	17,842	6,402	11,440
Total other comprehensive (loss) income	($1,228)	($449)	($779)	$17,709	$6,354	$11,355

Nine months ended September 30,	2014			2013
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$2,312	$836	$1,476	($7,771)	($2,768)	($5,003)
Net losses on securities reclassified into earnings (1)	—	—	—	613	220	393
Net change in fair value of securities available for sale	2,312	836	1,476	(7,158)	(2,548)	(4,610)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	—	—	—	2,159	775	1,384
Cash flow hedges:
Change in fair value of cash flow hedges	(34)	(5)	(29)	(27)	(12)	(15)
Net cash flow hedge losses reclassified into earnings (3)	434	157	277	515	184	331
Net change in fair value of cash flow hedges	400	152	248	488	172	316
Defined benefit plan obligation adjustment (4)	380	130	250	18,751	6,682	12,069
Total other comprehensive income	$3,092	$1,118	$1,974	$14,240	$5,081	$9,159

(1)	Reported as total other-than-temporary impairment losses on securities in the Consolidated Statements of Income.

(2)	Reported as the portion of loss recognized in other comprehensive income in the Consolidated Statements of Income.

(3)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(4)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2014:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2013	$3,089	$112	($618)	($4,136)	($1,553)
Other comprehensive income (loss) before reclassifications	1,476	—	(29)	—	1,447
Amounts reclassified from accumulated other comprehensive income	—	—	277	250	527
Net other comprehensive income	1,476	—	248	250	1,974
Balance at September 30, 2014	$4,565	$112	($370)	($3,886)	$421

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2013:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2012	$9,709	($1,937)	($1,006)	($17,265)	($10,499)
Other comprehensive loss before reclassifications	(5,003)	—	(15)	—	(5,018)
Amounts reclassified from accumulated other comprehensive income	393	1,384	331	12,069	14,177
Net other comprehensive (loss) income	(4,610)	1,384	316	12,069	9,159
Balance at September 30, 2013	$5,099	($553)	($690)	($5,196)	($1,340)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

(16)	Earnings Per Common Share
Washington Trust utilizes the two-class method earnings allocation formula to determine earnings per share of each class of stock according to dividends and participation rights in undistributed earnings.  Share-based payments that entitle holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in earnings allocation for computing basic earnings per share under this method.  Undistributed income is allocated to common shareholders and participating securities under the two-class method based upon the proportion of each to the total weighted average shares available.

The calculations of earnings per common share are presented below.

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine months
Periods ended September 30,	2014	2013	2014	2013
Earnings per common share - basic:
Net income	$10,538	$9,960	$29,633	$26,364
Less dividends and undistributed earnings allocated to participating securities	(32)	(37)	(106)	(115)
Net income applicable to common shareholders	$10,506	$9,923	$29,527	$26,249
Weighted average common shares	16,714	16,563	16,673	16,473
Earnings per common share - basic	$0.63	$0.60	$1.77	$1.59
Earnings per common share - diluted:
Net income	$10,538	$9,960	$29,633	$26,364
Less dividends and undistributed earnings allocated to participating securities	(32)	(37)	(106)	(115)
Net income applicable to common shareholders	$10,506	$9,923	$29,527	$26,249
Weighted average common shares	16,714	16,563	16,673	16,473
Dilutive effect of common stock equivalents	141	133	159	127
Weighted average common shares	16,855	16,696	16,832	16,600
Earnings per common share - diluted	$0.62	$0.59	$1.75	$1.58

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, were 52,426 and zero, respectively, for the three months ended September 30, 2014 and 2013. These amounts were 53,853 and 7,165, respectively, for the nine months ended September 30, 2014 and 2013.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	Sep 30, 2014	Dec 31, 2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$344,316	$259,061
Home equity lines	199,336	198,432
Other loans	49,324	35,175
Standby letters of credit	5,351	1,363
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	49,545	17,910
Commitments to sell residential real estate mortgage loans	84,203	29,364
Customer related derivative contracts:
Interest rate swaps with customers	125,645	105,582
Mirror swaps with counterparties	125,645	105,582
Interest rate risk management contracts:
Interest rate swaps	22,681	22,681

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.  Each borrower’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation of the borrower.

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.  The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year.  As of September 30, 2014 and December 31, 2013, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $5.4 million and $1.4 million, respectively. At September 30, 2014 and December 31, 2013, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three and nine months ended September 30, 2014 and 2013 was immaterial.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, best efforts forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments.

Leases
As of September 30, 2014 and December 31, 2013, the Corporation was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities.  Rental expense under the operating leases amounted to $799 thousand and $2.3 million, respectively, for the three and nine months ended September 30, 2014, compared to $699 thousand and $2.0 million, respectively, for the same periods in 2013. Rental expense is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    (Continued)

As of September 30, 2014, the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)
October 1, 2014 to December 31, 2014	$629
2015	2,622
2016	2,483
2017	2,347
2018	2,081
Thereafter	25,967
Total minimum lease payments	$36,129

Lease expiration dates range from one month to 26 years, with renewal options on certain leases of six months to 25 years.

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of September 30, 2014 and December 31, 2013, the carrying value of loans repurchased due to representation and warranty claims was $302 thousand and $682 thousand, respectively. In the nine months ended September 30, 2014 and 2013, rebates for loans sold that were paid off within contractually agreed upon periods of time were insignificant. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $275 thousand at both September 30, 2014 and December 31, 2013 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full-year ended December 31, 2014 or any future period.

Forward-Looking Statements
This report contains statements that are “forward-looking statements.”  We may also make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission (“SEC”), in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “outlook,” “will,” “should,” and other expressions that predict or indicate future events and trends and which do not relate to historical matters.  You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Corporation.  These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

Overview
Washington Trust offers a comprehensive product line of financial services to individuals and businesses, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut, its ATM networks, and its Internet website at www.washtrust.com.

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and borrowings.  In addition, we generate noninterest income from a number of sources, including wealth management services, loan sales and commissions on loans originated for others, deposit services, card interchange fees and bank-owned life insurance.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, technology and other administrative expenses.

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

We continue to leverage our strong, statewide brand to build market share in Rhode Island whenever possible and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. In the first quarter of 2015, Washington Trust expects to open a new full-service branch in Rumford, Rhode Island, in Providence County. This will be Washington Trust’s twentieth branch office.

Composition of Earnings
Net income for the third quarter of 2014 amounted to $10.5 million, or $0.62 per diluted share, up from $10.0 million, or $0.59 per diluted share, reported for the third quarter of 2013. The returns on average equity and average assets for the third quarter of 2014 were 12.15% and 1.25%, respectively, compared to 12.82% and 1.29%, respectively, for the same quarter in 2013.

For the nine months ended September 30, 2014, net income totaled $29.6 million, or $1.75 per diluted share, up from $26.4 million, or $1.58 per diluted share, reported for the same period in 2013. The returns on average equity and average assets for the nine months ended September 30, 2014 were 11.60% and 1.21%, respectively, compared to 11.54% and 1.15%, respectively, for the same period in 2013.

2014 results included the following transactions:

•
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a gain of $6.3 million, after-tax $4.0 million, or 24 cents per diluted share.

•	In connection with this sale, the Corporation incurred divestiture related costs of $355 thousand, after-tax $227 thousand, or 1 cent per diluted share.

•	Washington Trust also prepaid FHLBB advances totaling $99.3 million, resulting in debt prepayment penalty expense of $6.3 million, after-tax $4.0 million, or 24 cents per diluted share.

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

•	Executive severance related expenses of $270 thousand, after-tax $173 thousand, or 1 cent per diluted share, were recognized in the second quarter of 2013.

•
Residential mortgage portfolio loans totaling $48.7 million were sold in the third quarter of 2013 at a gain of $977 thousand, after-tax $626 thousand, or 4 cents per diluted share. This included a pre-tax gain of $456 thousand attributable to mortgage servicing rights retained.

•	Debt prepayment penalty expense of $1.1 million, after-tax $721 thousand, or 4 cents per diluted share, was recognized in the third quarter of 2013.

Excluding the above mentioned transactions, as well as the merchant processing fee revenue and expenses recognized prior to the consummation of the business line sale, results for the first nine months of 2014 reflected growth in net interest income, higher wealth management revenues, lower salaries and employee benefit costs and a decrease in the provision for loan losses, which were partially offset by declines in mortgage banking revenues (net gains on loan sales and commissions on loans originated for others.)

Net interest income for the three and nine months ended September 30, 2014 amounted to $24.9 million and $73.2 million, respectively, up by 7% from each of the comparable periods in 2013, reflecting growth in average loan balances and reduction in funding costs. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.21% and 3.30%, respectively, for the three and nine months ended September 30, 2014, compared to 3.29% for each of the comparable periods in 2013.

The provision for loan losses for the three and nine months ended September 30, 2014 amounted to $600 thousand and $1.4 million, respectively, down by $100 thousand and $650 thousand, respectively, from the same periods in 2013.  Management believes that the level of provision for loan losses has been consistent with the trends in asset quality and credit quality indicators.

Wealth management revenues for the three and nine months ended September 30, 2014 totaled $8.4 million and $25.0 million, respectively, up by 10% and 8%, respectively, from the same periods in 2013, due to an increase in asset-based wealth management revenues.

Mortgage banking revenues for the three and nine months ended September 30, 2014 amounted to $1.7 million and $4.7 million, respectively, down by $2.1 million and $6.8 million, respectively, from the same periods in 2013, largely due to declines in mortgage loan sales activity.

Salaries and employee benefit costs, the largest component of noninterest expenses, totaled $14.5 million and $43.8 million, respectively, down by 1% and 4%, respectively, from the same periods in 2013, primarily due to a reduction in defined benefit pension costs.

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

The Commercial Banking segment reported net income of $6.9 million and $19.8 million, respectively, for the three and nine months ended September 30, 2014, compared to $7.6 million and $21.3 million, respectively, for the same periods in 2013.

•
Net interest income for this operating segment for the three and nine months ended September 30, 2014 decreased modestly compared to the same periods in 2013, reflecting a lower level of prepayment penalty fee income in 2014, lower yields on loans, as well as narrower spreads in the funds transfer pricing allocation with the Corporate unit.

•
The provision for loan losses for the three and nine months ended September 30, 2014 decreased by $100 thousand and $650 thousand, respectively, from the comparable 2013 periods, reflecting stable and favorable trends in asset quality and credit quality indicators.

•
Noninterest income derived from the Commercial Banking segment totaled $4.4 million and $12.8 million, respectively, for the three and nine months ended September 30, 2014, down by $3.9 million and $11.5 million, respectively, from the comparable 2013 periods. The decline in noninterest income was due to lower mortgage banking revenues and a decrease in merchant processing fee revenue, due to the sale of this business line on March 1, 2014. The decrease in merchant processing fee revenue corresponded to a decline in merchant processing costs included in this operating segment’s noninterest expenses.

•
Commercial Banking noninterest expenses for the three and nine months ended September 30, 2014 were down by $3.0 million and $7.7 million, respectively, from the same periods in 2013. The decline in noninterest expenses reflected decreases in salaries and employee benefit costs and a decline in merchant processing costs.

The Wealth Management Services segment reported net income of $1.5 million and $4.8 million, respectively, for the three and nine months ended September 30, 2014, compared to $1.5 million and $4.3 million, respectively, for the same periods in 2013.

•
Noninterest income derived from the Wealth Management Services segment was $8.4 million and $25.0 million, respectively, for the three and nine months ended September 30, 2014, up by 10% and 8%, respectively, compared to the same periods in 2013, due to an increase in asset-based wealth management revenues.  Wealth Management assets under administration totaled $4.98 billion at September 30, 2014, up by 4% from December 31, 2013 and by 8% from September 30, 2013.

•
Noninterest expenses for this operating segment totaled $5.9 million and $17.3 million, respectively, for the three and nine months ended September 30, 2014, up by 12.0% and 8.1%, respectively, from the same periods a year ago, reflecting an increase in salaries and benefit costs and outsourced services.

Net income attributed to the Corporate unit amounted to $2.1 million and $5.1 million, respectively, for the three and nine months ended September 30, 2014, compared to $834 thousand and $721 thousand, respectively, for the same periods in 2013.

•
The Corporate unit’s net interest income for the three and nine months ended September 30, 2014 increased by $2.0 million and $5.1 million, respectively, from the comparable 2013 periods, largely due to a favorable change in net funds transfer pricing offsets with the Commercial Banking segment, as well as declining wholesale funding costs in 2014 compared to 2013.

•
Noninterest income for the Corporate unit for the three months ended September 30, 2014 decreased by $1.1 million, compared to the same period a year ago, due to the recognition of a $977 thousand gain on sale of residential mortgage portfolio loans in September 2013. For the nine months ended September 30, 2014 noninterest income increased by $7.9 million, compared to the same period a year ago. This increase reflected the $6.3 million gain recognized on the first quarter 2014 sale of the merchant processing services business line and the $2.8 million other-than-temporary impairment loss recognized on a pooled trust preferred in the first quarter of 2013, offset, in part, by the September 2013 residential mortgage portfolio loan sale gain.

•
The Corporate unit’s noninterest expenses for the three and nine months ended September 30, 2014 decreased by $1.1 million and increased by $5.5 million, respectively, from the same periods in 2013, due to the debt prepayment penalty expense recognized in the third quarter of 2013 and the first quarter of 2014. See additional discussion regarding these noninterest income and expense items in the “Overview” section under the caption “Composition of Earnings.”

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

FTE net interest income for the three and nine months ended September 30, 2014 amounted to $25.5 million and $75.1 million, respectively, up from $24.0 million and $69.9 million, respectively, for the same periods in 2013. The net interest margin was 3.21% and 3.30%, respectively, for the three and nine months ended September 30, 2014, compared to 3.29% for each of the comparable periods in 2013.

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

Average interest-earning assets for the three and nine months ended September 30, 2014 were up by 9% and 7%, respectively, from the average balances for the same periods in 2013, primarily due to loan growth. The yield on average interest-earning assets for the three and nine months ended September 30, 2014 declined by 23 basis points and 17 basis points, respectively, from the comparable periods in 2013, reflecting the impact of a sustained low interest rate environment.

Total average loans for the three and nine months ended September 30, 2014 increased by $263.1 million and $186.8 million, respectively, from the average balances for the comparable 2013 periods, led by growth in average residential real estate mortgage balances.  The yield on total loans for the three and nine months ended September 30, 2014 was 4.10% and 4.19%, respectively, down by 25 basis points and 18 basis points, respectively, from the same periods in 2013. The contribution of loan prepayment fees and other fees to the yield on total loans was 1 basis point and 3 basis points, respectively, for the three and nine months ended September 30, 2014. Comparable amounts for the same periods in 2013 were 3 basis points and 4 basis points, respectively. During 2014, yields on new loan originations have been below the average yield of the existing loan portfolio. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, interest rates on total interest-earning assets may continue to decline.

Total average securities for the three and nine months ended September 30, 2014 increased by $14.1 million and $15.4 million, respectively, from the average balances for the same periods a year earlier, reflecting purchases of debt securities offset, in part, by maturities, calls and pay-downs.  The FTE rate of return on securities for the three and nine months ended September 30, 2014 decreased by 52 basis points and 29 basis points, respectively, from the comparable periods in 2013, due to maturities, calls and pay-downs of higher yielding securities combined with purchases of lower yielding securities.

Average interest-bearing liabilities for the three and nine months ended September 30, 2014 increased by 8% and 6%, respectively, from the average balances for the same periods in 2013, due to deposit growth offset, in part, by decreases in FHLBB advances. The cost of funds for the three and nine months ended September 30, 2014 declined by 17 basis points and 21 basis points, respectively, from the comparable 2013 periods, largely due to declines in the rate paid on FHLBB advances and time deposits. See additional discussion above regarding the March 2014 funding transactions and the second quarter of 2013 redemption of junior subordinated debentures.

The average balances of FHLBB advances for the three and nine months ended September 30, 2014 were down by $45.5 million and $75.7 million, respectively, compared to the average balances for the same periods in 2013. The average rate paid on such advances for the three and nine months ended September 30, 2014 was 2.57% and 3.02%, respectively, compared to 3.25%, respectively, for the comparable periods in 2013.

Total average interest-bearing deposits for the three and nine months ended September 30, 2014 increased by $241.0 million and $211.8 million, respectively, from the average balances for the same periods in 2013. This included increases of $101.0 million and $60.6 million, respectively, in average out-of-market wholesale brokered time certificates of deposit. Excluding the increases in wholesale brokered time deposits, growth in average interest-bearing deposits was primarily due to increases in average money market account balances, partially offset by a decrease in average in-market time deposit balances. The average rate paid on interest-bearing deposits for the three and nine months ended September 30, 2014 decreased by 2 basis points and 6 basis points, respectively, compared to the same periods in 2013, due to lower rates on time deposits, offset, in part by higher rates on money market deposits.

The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2014 increased by $54.7 million and $53.6 million, respectively, compared to the average balances for the same periods in 2013.

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

(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Three months ended September 30,	2014			2013
Assets:
Commercial loans	$1,380,229	$14,624	4.20%	$1,297,705	$15,274	4.67%
Residential real estate loans, including mortgage loans held for sale	946,738	9,685	4.06%	780,323	7,991	4.06%
Consumer loans	337,598	3,259	3.83%	323,398	3,083	3.78%
Total loans	2,664,565	27,568	4.10%	2,401,426	26,348	4.35%
Cash, federal funds sold and short-term investments	74,569	36	0.19%	87,048	47	0.21%
FHLBB stock	37,730	140	1.47%	37,730	36	0.38%
Taxable debt securities	323,140	2,397	2.94%	297,532	2,582	3.44%
Nontaxable debt securities	53,374	789	5.86%	64,836	960	5.87%
Total securities	376,514	3,186	3.36%	362,368	3,542	3.88%
Total interest-earning assets	3,153,378	30,930	3.89%	2,888,572	29,973	4.12%
Noninterest-earning assets	216,945			209,656
Total assets	$3,370,323			$3,098,228
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$12,862	$—	—%	$6,688	$—	—%
NOW accounts	311,077	47	0.06%	293,634	45	0.06%
Money market accounts	798,273	830	0.41%	591,860	456	0.31%
Savings accounts	291,386	46	0.06%	295,821	47	0.06%
Time deposits	827,267	2,394	1.15%	811,850	2,516	1.23%
FHLBB advances	283,219	1,832	2.57%	328,705	2,693	3.25%
Junior subordinated debentures	22,681	241	4.22%	22,681	241	4.22%
Other	151	3	7.88%	353	4	4.50%
Total interest-bearing liabilities	2,546,916	5,393	0.84%	2,351,592	6,002	1.01%
Demand deposits	439,353			384,665
Other liabilities	37,217			51,186
Shareholders’ equity	346,837			310,785
Total liabilities and shareholders’ equity	$3,370,323			$3,098,228
Net interest income		$25,537			$23,971
Interest rate spread			3.05%			3.11%
Net interest margin			3.21%			3.29%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2014	2013
Commercial loans	$329	$252
Nontaxable debt securities	270	331
Total	$599	$583

(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Nine months ended September 30,	2014			2013
Assets:
Commercial loans	$1,352,271	$43,733	4.32%	$1,277,753	$44,443	4.65%
Residential real estate loans, including mortgage loans held for sale	869,230	26,704	4.11%	766,162	23,805	4.15%
Consumer loans	333,127	9,527	3.82%	323,871	9,226	3.81%
Total loans	2,554,628	79,964	4.19%	2,367,786	77,474	4.37%
Cash, federal funds sold and short-term investments	65,486	99	0.20%	61,945	99	0.21%
FHLBB stock	37,730	420	1.49%	38,409	113	0.39%
Taxable debt securities	329,779	8,038	3.26%	304,854	8,003	3.51%
Nontaxable debt securities	56,894	2,520	5.92%	66,444	2,949	5.93%
Total securities	386,673	10,558	3.65%	371,298	10,952	3.94%
Total interest-earning assets	3,044,517	91,041	4.00%	2,839,438	88,638	4.17%
Noninterest-earning assets	209,286			211,108
Total assets	$3,253,803			$3,050,546
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$10,906	$—	—%	$2,299	$—	—%
NOW accounts	309,101	141	0.06%	288,871	135	0.06%
Money market accounts	748,121	2,152	0.38%	541,160	1,189	0.29%
Savings accounts	291,949	136	0.06%	287,360	139	0.06%
Time deposits	812,871	6,977	1.15%	841,418	7,891	1.25%
FHLBB advances	257,814	5,831	3.02%	333,544	8,109	3.25%
Junior subordinated debentures	22,681	723	4.26%	28,988	1,243	5.73%
Other	162	10	8.25%	565	12	2.84%
Total interest-bearing liabilities	2,453,605	15,970	0.87%	2,324,205	18,718	1.08%
Demand deposits	424,120			370,508
Other liabilities	35,335			51,250
Shareholders’ equity	340,743			304,583
Total liabilities and shareholders’ equity	$3,253,803			$3,050,546
Net interest income		$75,071			$69,920
Interest rate spread			3.13%			3.09%
Net interest margin			3.30%			3.29%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2014	2013
Commercial loans	$967	$642
Nontaxable debt securities	862	1,014
Total	$1,829	$1,656

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months			Nine months
	September 30, 2014 vs. 2013			September 30, 2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial loans	$939	($1,589)	($650)	$2,525	($3,235)	($710)
Residential real estate loans, including mortgage loans held for sale	1,694	—	1,694	3,132	(233)	2,899
Consumer loans	135	41	176	276	25	301
Cash, federal funds sold and other short-term investments	(7)	(4)	(11)	5	(5)	—
FHLBB stock	—	104	104	(2)	309	307
Taxable debt securities	210	(395)	(185)	628	(593)	35
Nontaxable debt securities	(169)	(2)	(171)	(424)	(5)	(429)
Total interest income	2,802	(1,845)	957	6,140	(3,737)	2,403
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	—	—	—	—	—	—
NOW accounts	2	—	2	6	—	6
Money market accounts	194	180	374	532	431	963
Savings accounts	(1)	—	(1)	(3)	—	(3)
Time deposits	46	(168)	(122)	(272)	(642)	(914)
FHLBB advances	(342)	(519)	(861)	(1,736)	(542)	(2,278)
Junior subordinated debentures	—	—	—	(239)	(281)	(520)
Other	(3)	2	(1)	(13)	11	(2)
Total interest expense	(104)	(505)	(609)	(1,725)	(1,023)	(2,748)
Net interest income	$2,906	($1,340)	$1,566	$7,865	($2,714)	$5,151

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

The provision for loan losses for the three and nine months ended September 30, 2014 amounted to $600 thousand and $1.4 million, respectively, compared to $700 thousand and $2.0 million, respectively, for the same periods in 2013.  Net charge-offs for the three and nine months ended September 30, 2014 totaled $101 thousand and $1.5 million, respectively. Year-to-date 2014 charge-offs included an $853 charge-off recognized in the first quarter on one commercial mortgage relationship. Net charge-offs for the three and nine months ended September 30, 2013 totaled $576 thousand and $4.9 million, respectively, and the latter included a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan.

The allowance for loan losses was $27.8 million, or 1.04% of total loans, at September 30, 2014, compared to $27.9 million, or 1.13% of total loans, at December 31, 2013.  The decline in the ratio of the allowance for loan losses to total loans reflects stable and favorable trends in asset quality and credit quality metrics. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2014	2013	$	%	2014	2013	$	%
Noninterest income:
Wealth management revenues	$8,374	$7,629	$745	10%	$24,969	$23,015	$1,954	8%
Merchant processing fees	—	3,359	(3,359)	(100)%	1,291	7,949	(6,658)	(84)%
Net gains on loan sales and commissions on loans originated for others	1,742	3,883	(2,141)	(55)%	4,688	11,534	(6,846)	(59)%
Service charges on deposit accounts	881	855	26	3%	2,459	2,436	23	1%
Card interchange fees	804	731	73	10%	2,264	2,013	251	12%
Income from bank-owned life insurance	468	464	4	1%	1,354	1,392	(38)	(3)%
Net gains on interest rate swap contracts	339	54	285	528%	562	225	337	150%
Equity in earnings (losses) of unconsolidated subsidiaries	(63)	(47)	(16)	(34)%	(213)	(65)	(148)	(228)%
Gain on sale of business line	—	—	—	—%	6,265	—	6,265	100%
Other income	580	472	108	23%	1,670	1,233	437	35%
Noninterest income, excluding other-than-temporary impairment losses	13,125	17,400	(4,275)	(25)%	45,309	49,732	(4,423)	(9)%
Total other-than-temporary impairment losses on securities	—	—	—	—%	—	(613)	613	100%
Portion of loss recognized in other comprehensive income (before tax)	—	—	—	—%	—	(2,159)	2,159	100%
Net impairment losses recognized in earnings	—	—	—	—%	—	(2,772)	2,772	100%
Total noninterest income	$13,125	$17,400	($4,275)	(25)%	$45,309	$46,960	($1,651)	(4)%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2014	2013	$	%	2014	2013	$	%
Wealth management revenues:
Trust and investment management fees	$6,982	$6,291	$691	11%	$20,495	$18,587	$1,908	10%
Mutual fund fees	1,100	1,075	25	2	3,267	3,174	93	3
Asset-based revenues	8,082	7,366	716	10	23,762	21,761	2,001	9
Transaction-based revenues	292	263	29	11	1,207	1,254	(47)	(4)
Total wealth management revenues	$8,374	$7,629	$745	10%	$24,969	$23,015	$1,954	8%

The following table presents the changes in wealth management assets under administration for the periods indicated:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2014	2013	2014	2013
Wealth management assets under administration:
Balance at the beginning of period	$5,010,588	$4,433,574	$4,781,958	$4,199,640
Net investment (depreciation) appreciation & income	(29,199)	190,931	146,405	383,954
Net client cash flows	2,075	(28,911)	55,101	12,000
Balance at the end of period	$4,983,464	$4,595,594	$4,983,464	$4,595,594

Wealth management revenues for the three and nine months ended September 30, 2014 were $8.4 million and $25.0 million, respectively, up by 10% and 8%, respectively, from the same periods in 2013, due to an increase in asset-based revenues.  Wealth management assets under administration totaled $4.98 billion at September 30, 2014, up by $201.5 million, or 4%, from December 31, 2013, and up by $387.9 million, or 8%, from a year-ago, largely due to net investment appreciation and income.

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

Mortgage banking revenues (net gains on loan sales and commissions on loans originated for others) are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. For the three and nine months ended September 30, 2014, this revenue source decreased by $2.1 million, or 55%, and $6.8 million, or 59%, compared to the same periods in 2013, including the impact of a September 2013 residential mortgage portfolio loan sale, in which loans totaling $48.7 million were sold from portfolio at a gain of $977 thousand. Excluding this portfolio sale, the decline in mortgage banking revenues was largely due to a lower level of sales activity. Mortgage refinancing activity decreased in the latter portion of 2013 following a rise in rates near the end of second quarter of that year. In addition, regulatory changes that became effective in 2014 regarding underwriting standards for residential mortgages have adversely affected the secondary market. Residential mortgages sold to the secondary market, including brokered loans, totaled $80.1 million and $214.0 million, respectively, for the three and nine months ended September 30, 2014. Comparable amounts for the same periods in 2013 were $114.3 million and $399.4 million, respectively.

Card interchange fees represent fee income related to debit card transactions. Card interchange fee income for the three and nine months ended September 30, 2014 increased by $73 thousand and $251 thousand, respectively, from the comparable periods in 2013, largely due to increased transaction volume.

Net gains on interest rate swap contracts for the three and nine months ended September 30, 2014 increased by $285 thousand and $337 thousand, respectively, from the same periods in 2013, due to an increase in customer-related interest rate swap transactions.

There were no impairment losses recognized on securities in the three and nine months ended September 30, 2014. In the first nine months of 2013, net impairment losses amounted to $2.8 million and were recognized in earnings in the first quarter of that year. See additional discussion in the “Overview” section above under the caption “Composition of Earnings.”

Other noninterest income for the three and nine months ended September 30, 2014 amounted to $580 thousand and $1.7 million, respectively, compared to $472 thousand and $1.2 million, respectively, for the same periods in 2013. The year over year increase included a gain of $131 thousand recognized in the third quarter of 2014 on the sale of a nonaccrual commercial mortgage loan described in the Asset Quality section under the caption “Nonaccrual Loans” and income of $160 thousand recognized in second quarter of 2014 as a result of a successful claim against a third-party. As described in Note 18 to the Unaudited Consolidated Financial Statements, Washington Trust has the opportunity to earn referral revenues during the ten-year period following the March 2014 sale of the merchant processing services business line. The year-over-year increase in other income also included merchant referral fee revenue of $43 thousand and $120 thousand, respectively, recognized in the three and nine months ended September 30, 2014.

Noninterest Expense
The following table presents noninterest expense comparisons for the periods indicated:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2014	2013	$	%	2014	2013	$	%
Noninterest expenses:
Salaries and employee benefits	$14,516	$14,640	($124)	(1)%	$43,845	$45,624	($1,779)	(4)%
Net occupancy	1,557	1,404	153	11%	4,672	4,282	390	9%
Equipment	1,211	1,222	(11)	(1)%	3,682	3,658	24	1%
Merchant processing costs	—	2,862	(2,862)	(100)%	1,050	6,746	(5,696)	(84)%
Outsourced services	1,138	878	260	30%	3,197	2,590	607	23%
Legal, audit and professional fees	494	529	(35)	(7)%	1,710	1,691	19	1%
FDIC deposit insurance costs	442	448	(6)	(1)%	1,295	1,330	(35)	(3)%
Advertising and promotion	368	312	56	18%	1,140	1,143	(3)	—%
Amortization of intangibles	161	170	(9)	(5)%	489	516	(27)	(5)%
Foreclosed property costs	27	38	(11)	(29)%	48	222	(174)	(78)%
Debt prepayment penalties	—	1,125	(1,125)	(100)%	6,294	1,125	5,169	459%
Other	2,133	1,920	213	11%	6,365	5,810	555	10%
Total noninterest expense	$22,047	$25,548	($3,501)	(14)%	$73,787	$74,737	($950)	(1)%

Noninterest Expense Analysis
For the three and nine months ended September 30, 2014, salaries and employee benefit costs decreased by 1% and 4%, respectively, compared to the same periods in 2013. Included in salaries and employee benefits were $291 thousand of divestiture costs expensed in the first quarter of 2014 and $270 thousand of executive severance related costs recognized in the second quarter of 2013. The year over year declines in salaries and employee benefit costs reflected a reduction in defined benefit pension costs, which was principally due to a plan amendment adopted in the third quarter of 2013 and a higher discount rate in 2014 compared to 2013.

Net occupancy costs for the three and nine months ended September 30, 2014 increased by 11% and 9%, respectively, from the comparable 2013 periods, largely due to increased rental expense and other occupancy costs associated with a de novo branch opened in 2014 and residential mortgage lending offices that opened in the latter portion of 2013.

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

Outsourced services for the three and nine months ended September 30, 2014 increased by $260 thousand, or 30%, and by $607 thousand, or 23%, from the same periods in 2013, reflecting an expansion of services utilized in our wealth management area and services utilized in support of deposit products.

The prepayment of FHLBB advances in the first quarter of 2014 and the third quarter of 2013 resulted in debt prepayment penalty expense of $6.3 million and $1.1 million, respectively. See additional discussion regarding the prepayments in the “Overview” section above under the caption “Composition of Earnings.”

Other noninterest expenses three and nine months ended September 30, 2014 increased by $213 thousand and $555 thousand, compared to the same periods in 2013. The increases include higher costs associated with business development efforts and other matters.

Income Taxes
Income tax expense amounted to $4.9 million and $13.8 million, respectively, for the three and nine months ended September 30, 2014, compared to $4.6 million and $12.1 million, respectively, for the same periods in 2013. The Corporation’s effective tax rate was 31.6% and 31.7%, respectively, for the three and nine months ended September 30, 2014, up modestly from 31.5% for each of the comparable 2013 periods. The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.42 billion at September 30, 2014, up by $227.0 million, or 7%, from the end of 2013, primarily due to net loan growth of $211.2 million, or 9%.

Nonperforming assets as a percent of total assets amounted to 0.53% at September 30, 2014, down by 9 basis points from the end of 2013. While the overall credit quality continues to be affected by relatively weak economic conditions, we have noted stable and favorable trends in many of our asset and credit quality indicators.

Total deposits increased by $233.6 million, or 9%, at September 30, 2014, from the end of 2013, including a net increase of $113.2 million of out-of-market wholesale brokered time certificates of deposit. FHLBB advances amounted to $261.7 million and $288.1 million, respectively, as of September 30, 2014 and December 31, 2013.

Shareholders’ equity totaled $348.6 million at September 30, 2014, up by $18.9 million from the balance at the end of 2013.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 13.26% at September 30, 2014, compared to 13.29% at December 31, 2013.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2014 and December 31, 2013, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$30,919	8%	$55,115	14%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	257,221	69	238,355	61
Obligations of states and political subdivisions	54,517	14	62,859	16
Individual name issuer trust preferred debt securities	27,197	7	24,684	6
Pooled trust preferred debt securities	—	—	547	—
Corporate bonds	6,219	2	11,343	3
Total securities available for sale	$376,073	100%	$392,903	100%

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$26,480	100%	$29,905	100%
Total securities held to maturity	$26,480	100%	$29,905	100%

As of September 30, 2014, the investment portfolio totaled $402.6 million, down by $20.3 million from the balance at December 31, 2013, reflecting maturities, calls and principal repayments of debt securities, partially offset by purchases of debt obligations and mortgage-backed securities of U.S. government-sponsored enterprises.

At September 30, 2014 and December 31, 2013, the net unrealized gain position on securities available for sale and held to maturity amounted to $7.9 million and $5.0 million, respectively, and included gross unrealized losses of $3.8 million and $6.6 million, respectively.  These gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

State and Political Subdivision Holdings
The carrying amount of state and political subdivision holdings included in our securities portfolio at September 30, 2014 totaled $54.5 million. The following table presents state and political subdivision holdings by geographic location.

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
New Jersey	$29,247	$1,239	$—	$30,486
New York	8,074	360	—	8,434
Pennsylvania	4,997	149	—	5,146
Illinois	6,022	82	—	6,104
Other	4,186	161	—	4,347
Totals	$52,526	$1,991	$—	$54,517

The following table presents state and political subdivision holdings by category.

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
General obligations	$46,385	$1,842	$—	$48,227
Revenue obligations (1)	6,141	149	—	6,290
Totals	$52,526	$1,991	$—	$54,517

(1)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of 7 individual name issuers in the financial industry. The following tables present information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	September 30, 2014				Credit Ratings
					September 30, 2014			Form 10-Q Filing Date
Named Issuer (parent holding company)	(a)	Amortized Cost	Fair Value	Unrealized Loss	Moody’s	S&P		Moody’s	S&P
JPMorgan Chase & Co.	2	$9,764	$8,550	($1,214)	Baa2	BBB-		Baa2	BBB-
Bank of America Corporation	3	5,767	5,111	(656)	Ba1	BB	(b)	Ba1	BB	(b)
Wells Fargo & Company	2	5,141	4,620	(521)	A3/Baa1	BBB+/BBB		A3/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,173	3,696	(477)	Baa3	BB	(b)	Baa3	BB+	(b)
Northern Trust Corporation	1	1,985	1,760	(225)	Baa1	BBB+		Baa1	BBB+
State Street Corporation	1	1,976	1,740	(236)	A3	BBB		A3	BBB
Huntington Bancshares Incorporated	1	1,937	1,720	(217)	Baa3	BB	(b)	Baa3	BB	(b)
Totals	11	$30,743	$27,197	($3,546)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations, including the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

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

Loans
Total loans amounted to $2.67 billion at September 30, 2014, up by $211.2 million, or 9%, in the first nine months of 2014, largely due to growth in the residential real estate loan portfolio.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $825.5 million at September 30, 2014, down by $7.0 million, or 1%, from $832.5 million at December 31, 2013. Included in these amounts were commercial construction loans of $58.8 million and $36.3 million, respectively. The year-to-date decline in commercial real estate loans reflected the early payoff of several larger loans in the portfolio, partially offset by loans to new and existing borrowers.

Commercial real estate loans are secured by a variety of property types, with approximately 83% of the total composed of office buildings, retail facilities, commercial mixed use, multi-family dwellings, lodging and industrial and warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$778,746	94%	$791,682	95%
New York, New Jersey, Pennsylvania	38,131	5%	32,126	4%
New Hampshire	8,576	1%	8,730	1%
Total	$825,453	100%	$832,538	100%

Other Commercial Loans
Commercial and industrial loans amounted to $564.9 million at September 30, 2014, up by $34.1 million, or 6%, from the balance at December 31, 2013.  The increase primarily consisted of loans to new customers, additional extensions of credit to existing borrowers and additional advances on lines of credit with existing borrowers. This portfolio includes loans to a variety of business types.  Approximately 80% of the total is composed of owner occupied and other real estate, health care/social assistance, retail trade, manufacturing, accommodation and food services, public administration, entertainment and recreation, construction, wholesale trade businesses and other services.

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

The residential real estate mortgage loan portfolio amounted to $945.6 million at September 30, 2014, up by $172.9 million, or 22%, from the balance at December 31, 2013.

Total residential real estate loan originations for retention in portfolio were $270.7 million and $219.6 million, respectively, for the nine months ended September 30, 2014 and 2013. Total residential real estate loan originations for sale into the secondary market, including loans originated in a broker capacity, were $237.2 million and $362.3 million, respectively, for the nine months ended September 30, 2014 and 2013.

Loans are sold with servicing retained or released. In recent years, we began to retain servicing on a higher proportion of loans sold to the secondary market. In general, loans sold with the retention of servicing yield a larger gain on sale due to the capitalization of servicing rights, which are subsequently amortized over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $2.9 million and $2.7 million, respectively, as of September 30, 2014 and December 31, 2013. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $358.1 million and $310.7 million, respectively, as of September 30, 2014 and December 31, 2013.

Prior to March 2009, Washington Trust had periodically purchased one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $35.1 million and $42.6 million, respectively, as of September 30, 2014 and December 31, 2013.

The following is a geographic summary of residential real estate mortgages by property location.

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$926,029	98.1%	$751,932	97.3%
New Hampshire	9,522	1.0%	7,900	1.0%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	5,138	0.5%	6,972	0.9%
Ohio	2,025	0.2%	2,509	0.3%
Washington and Oregon	1,337	0.1%	1,356	0.2%
Georgia	1,067	0.1%	1,083	0.1%
Other	462	—%	922	0.2%
Total residential real estate mortgages	$945,580	100.0%	$772,674	100.0%

Consumer Loans
Consumer loans amounted to $338.1 million at September 30, 2014, up by $11.2 million, or 3%, from December 31, 2013.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 85% of the total consumer portfolio at September 30, 2014.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Investment in Bank-Owned Life Insurance
BOLI amounted to $63.0 million and $56.7 million at September 30, 2014 and December 31, 2013, respectively. In the third quarter of 2014, Washington Trust purchased an additional $5.0 million of bank owned life insurance policy contracts. BOLI provides a means to mitigate increasing employee benefit costs. Washington Trust expects to benefit from its BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	Sep 30, 2014	Dec 31, 2013
Nonaccrual loans:
Commercial mortgages	$6,022	$7,492
Commercial construction and development	—	—
Other commercial	1,326	1,291
Residential real estate mortgages	7,890	8,315
Consumer	1,727	1,204
Total nonaccrual loans	16,965	18,302
Nonaccrual investment securities	—	547
Property acquired through foreclosure or repossession, net	988	932
Total nonperforming assets	$17,953	$19,781

Nonperforming assets to total assets	0.53%	0.62%
Nonperforming loans to total loans	0.63%	0.74%
Total past due loans to total loans	0.75%	0.89%
Accruing loans 90 days or more past due	$—	$—
Nonperforming assets decreased to $18.0 million, or 0.53% of total assets, at September 30, 2014, from $19.8 million, or 0.62% of total assets, at December 31, 2013.

Nonaccrual loans totaled $17.0 million at September 30, 2014, down by $1.3 million from the balance at December 31, 2013.

Nonaccrual Loans
During the nine months ended September 30, 2014, the Corporation made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2014. The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	September 30, 2014				December 31, 2013
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Mortgages	$5,995	$27	$6,022	0.79%	$7,492	$—	$7,492	0.94%
Construction and development	—	—	—	—	—	—	—	—
Other commercial	970	356	1,326	0.23%	731	560	1,291	0.24%
Residential real estate mortgages	3,922	3,968	7,890	0.83%	5,633	2,682	8,315	1.08%
Consumer	989	738	1,727	0.51%	656	548	1,204	0.37%
Total nonaccrual loans	$11,876	$5,089	$16,965	0.63%	$14,512	$3,790	$18,302	0.74%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

Approximately 82% of total nonaccrual loans at September 30, 2014 consisted of commercial mortgages and residential real estate mortgage loans.

Nonaccrual commercial mortgage loans decreased by a net $1.5 million from the balance at the end of 2013. All of the nonaccrual commercial mortgage loans at September 30, 2014 and December 31, 2013 were located in Rhode Island and Connecticut.

As of September 30, 2014, the largest nonaccrual relationship in the commercial mortgage category was comprised of one troubled debt restructured loan with a carrying value of $4.9 million, which was classified into nonaccrual status in the third quarter of 2014 because the borrower failed to perform in accordance with the terms of the restructuring. This loan is secured by commercial property and is collateral dependent. Based on the fair value of the underlying collateral, an $854 thousand loss allocation was deemed necessary at September 30, 2014.

In addition, during 2014 certain nonaccrual commercial mortgage relationships were resolved. One had a carrying value of $4.7 million at December 31, 2013. In the first quarter of 2014, payoff proceeds of $2.6 million were received and final charge-offs of previously determined loss exposure of $853 thousand were recognized on two of the loans in this relationship. In the third quarter of 2014, a third loan in this relationship with a carrying value of $1.3 million was sold and a gain on sale of $131 thousand was recognized and classified as other income. In addition, another nonaccrual commercial mortgage loan that had a carrying value of $1.7 million at December 31, 2013 was paid off in the second quarter of 2014, resulting in a final charge-off of $32 thousand.

Nonaccrual residential real estate mortgage loans declined modestly from the balance at the end of 2013. As of September 30, 2014, the $7.9 million balance of nonaccrual residential mortgage loans consisted of 34 loans, with $7.5 million located in Rhode Island, Connecticut and Massachusetts.  The loss allocation on total nonaccrual residential mortgages was $1.1 million at September 30, 2014.  Included in total nonaccrual residential mortgages at September 30, 2014 were fifteen loans purchased for portfolio and serviced by others amounting to $4.0 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$5,995	0.78%	$7,492	0.94%
Construction and development	—	—%	—	—%
Other commercial loans	2,413	0.43%	1,309	0.25%
Residential real estate mortgages	8,505	0.90%	10,958	1.42%
Consumer loans	3,022	0.89%	2,144	0.66%
Total past due loans	$19,935	0.75%	$21,903	0.89%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of September 30, 2014, total past due loans amounted to $19.9 million, or 0.75% of total loans, down by $2.0 million from December 31, 2013, largely due to a decline in past due residential real estate mortgage loans.

All loans 90 days or more past due at September 30, 2014 and December 31, 2013 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below‑market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of September 30, 2014, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The carrying amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Sep 30, 2014	Dec 31, 2013
Accruing troubled debt restructured loans:
Commercial mortgages	$9,677	$22,800
Other commercial	1,036	1,265
Residential real estate mortgages	1,258	1,442
Consumer	164	236
Accruing troubled debt restructured loans	12,135	25,743
Nonaccrual troubled debt restructured loans:
Commercial mortgages	4,898	—
Other commercial	854	542
Residential real estate mortgages	441	—
Consumer	—	38
Nonaccrual troubled debt restructured loans	6,193	580
Total troubled debt restructured loans	$18,328	$26,323

As of September 30, 2014, loans classified as troubled debt restructurings totaled $18.3 million, down by $8.0 million from the end of 2013, due to the payoff of an accruing troubled debt restructured commercial mortgage loan that had a carrying value of $8.1 million at December 31, 2013.

The largest troubled debt restructured relationship at September 30, 2014 consisted of an accruing commercial mortgage relationship with a carrying value of $9.5 million, secured by mixed use properties. The restructuring took place in the second quarter of 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. The second largest troubled debt restructured relationship consisted of a commercial mortgage with a carrying value of $4.9 million, secured by commercial property. The restructuring took place in the third quarter of 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. In connection with this restructuring, a principal pay-down of $1.2 million was provided by the borrower during the third quarter of 2013. This troubled debt restructured loan was classified into nonaccrual status in the third quarter of 2014. See additional disclosure above under the caption “Nonaccrual Loans.”

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2014 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $2.0 million in potential problem loans at September 30, 2014, compared to $931 thousand at December 31, 2013. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  While management believes that the level of allowance for loan losses at September 30, 2014 is adequate and consistent with asset quality and delinquency indicators, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Sep 30, 2014	Dec 31, 2013
Collateral dependent impaired loans (1)	$20,194	$21,940
Impaired loans measured on discounted cash flow method (2)	2,175	15,553
Total impaired loans	$22,369	$37,493

(1)	Net of partial charge-offs of $455 thousand and $2.4 million, respectively, at September 30, 2014 and December 31, 2013.

(2)	Net of partial charge-offs of $146 thousand and $141 thousand, respectively, at September 30, 2014 and December 31, 2013.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired. The loss allocation on impaired loans amounted to $1.4 million at September 30, 2014, down modestly from the balance at December 31, 2013.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

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

The provision for loan losses for the three and nine months ended September 30, 2014 amounted to $600 thousand and $1.4 million, respectively, compared to $700 thousand and $2.0 million, respectively, for the same periods in 2013.  Net charge-offs for the three and nine months ended September 30, 2014 totaled $101 thousand and $1.5 million, respectively. Year-to-date 2014 charge-offs included an $853 charge-off recognized in the first quarter on one commercial mortgage relationship. Net charge-offs for the three and nine months ended September 30, 2013 totaled $576 thousand and $4.9 million, respectively, and included a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan.

As of September 30, 2014, the allowance for loan losses was $27.8 million, or 1.04% of total loans, compared to $27.9 million, or 1.13% of total loans, at December 31, 2013.  The decline in the ratio of the allowance for loan losses to total loans reflects stable and favorable trends in asset quality and credit quality metrics. See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses as of the dates indicated:

(Dollars in thousands)	September 30, 2014			December 31, 2013
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$22,369	$1,444	6.46%	$37,493	$1,481	3.95%
Loans collectively evaluated for impairment	2,651,678	19,607	0.74%	2,425,391	18,494	0.76%
Unallocated	—	6,717	—	—	7,911	—
Totals	$2,674,047	$27,768	1.04%	$2,462,884	$27,886	1.13%

The following table presents the allocation of the allowance for loan losses as of the dates indicated:

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$7,113	29%	$6,969	32%
Construction and development	700	2	362	2
Other	5,553	21	5,433	22
Residential real estate:
Mortgage	4,755	34	4,571	30
Homeowner construction	180	1	129	1
Consumer	2,750	13	2,511	13
Unallocated	6,717		7,911
Balance at end of period	$27,768	100%	$27,886	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

Sources of Funds
Our sources of funds include deposits, brokered time certificates of deposit, FHLBB borrowings, other borrowings and proceeds from the maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

Management’s preferred strategy for funding asset growth is to grow low-cost deposits, including demand deposit, NOW and savings accounts.  Asset growth in excess of low-cost deposits is typically funded through higher-cost deposits (including certificates of deposit and money market accounts), brokered certificates of deposit, FHLBB borrowings and securities portfolio cash flow.

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

Total deposits amounted to $2.74 billion at September 30, 2014, up by $233.6 million, or 9%, from the balance at December 31, 2013. This included a net increase of $113.2 million of out-of-market wholesale brokered time certificates of deposit. See additional disclosure regarding wholesale brokered time deposits below under the caption “Borrowings.” Excluding out-of-market brokered certificates of deposits, in-market deposits were up by $120.4 million, or 5%, in 2014, reflecting growth in money market accounts and demand deposits, partially offset by declines in in-market time deposits.

Demand deposits totaled $476.8 million at September 30, 2014, up by $36.0 million, or 8%, from December 31, 2013. Included in demand deposits at September 30, 2014 and December 31, 2013 were DDM reciprocal demand deposits of $12.6 million and $11.3 million, respectively.

NOW account balances increased modestly by $3.6 million, or 1%, and totaled $313.4 million at September 30, 2014.

Savings accounts totaled $290.6 million at September 30, 2014, down by $6.8 million, or 2%, from December 31, 2013.

Money market accounts totaled $833.3 million at September 30, 2014, up by $166.7 million, or 25%, from the balance at December 31, 2013. Included in total money market deposits were ICS reciprocal money market deposits totaling $272.0 million at September 30, 2014, up by $69.7 million from the balance at December 31, 2013.

Time deposits amounted to $824.8 million at September 30, 2014, up by $34.0 million, or 4%, from the balance at December 31, 2013.  Included in time deposits at September 30, 2014 were out-of-market wholesale brokered time certificates of deposit of $171.2 million, which were up by $113.2 million from the balance at December 31, 2013 as noted above. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $625.0 million at September 30, 2014, down by $79.2 million from December 31, 2013. Included in in-market time deposits were CDARS reciprocal time deposits of $98.9 million and $157.0 million, respectively, at September 30, 2014 and December 31, 2013.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.

FHLBB advances amounted to $261.7 million at September 30, 2014, down by $26.4 million from the balance at the end of 2013.

As disclosed in the Results of Operations section under the caption “Net Interest Income,” in early March 2014 Washington Trust prepaid FHLBB advances totaling $99.3 million, resulting in debt prepayment penalty expense of $6.3 million. Brokered time deposits of $80.0 million as well as existing on balance sheet liquidity were utilized as the funding source for the prepayments.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 80% of total average assets in the nine months ended September 30, 2014.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the nine months ended September 30, 2014.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the nine months ended September 30, 2014, net cash provided by financing activities amounted to $193.8 million. Total deposits increased by $233.6 million and FHLBB advances decreased by $26.4 million in the first nine months of 2014. See additional disclosure in the “Sources of Funds” section under the caption “Borrowings.” In addition, cash dividends paid totaled $14.4 million for the nine months ended September 30, 2014. Net cash used in investing activities totaled $189.4 million for the nine months ended September 30, 2014. The most significant elements of cash flow within investment activities were net outflows related to growth in the loan portfolio and purchases of securities, which were partially offset by net cash inflows from maturities, calls and principal repayments of debt securities. Net cash provided by operating activities amounted to $257 thousand for the nine months ended September 30, 2014. Net income totaled $29.6 million in the first nine months of 2014 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities and the gain on the sale of our merchant processing service business line. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $348.6 million at September 30, 2014, up by $18.9 million from December 31, 2013, including net income of $29.6 million and a reduction of $15.2 million for dividend declarations.

The ratio of total equity to total assets amounted to 10.20% at September 30, 2014 compared to a ratio of 10.34% at December 31, 2013.  Book value per share at September 30, 2014 and December 31, 2013 amounted to $20.85 and $19.84, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of September 30, 2014, the Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action.

See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at September 30, 2014:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$261,685	$76,556	$74,139	$81,587	$29,403
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	36,129	2,636	4,861	4,067	24,565
Software licensing arrangements	3,209	2,250	959	—	—
Other borrowings	145	48	97	—	—
Total contractual obligations	$323,849	$81,490	$80,056	$85,654	$76,649

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$344,316	$187,326	$57,905	$43,267	$55,818
Home equity lines	199,336	—	—	—	199,336
Other loans	49,324	42,919	2,566	3,839	—
Standby letters of credit	5,351	4,978	373	—	—
Forward loan commitments:
Interest rate lock commitments	49,545	49,545	—	—	—
Commitments to sell residential mortgage loans	84,203	84,203	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	125,645	18,603	31,533	36,538	38,971
Mirror swaps with counterparties	125,645	18,603	31,533	36,538	38,971
Interest rate risk management contract:
Interest rate swap contracts	22,681	8,248	14,433	—	—
Total commitments	$1,006,046	$414,425	$138,343	$120,182	$333,096

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2014 and December 31, 2013, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2014 and December 31, 2013.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2014		December 31, 2013
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.11)%	(3.93)%	(1.66)%	(6.02)%
100 basis point rate increase	0.88%	0.48%	2.22%	3.91%
200 basis point rate increase	3.07%	3.38%	4.44%	7.16%
300 basis point rate increase	5.28%	6.20%	5.30%	6.98%

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

The positive exposure of net interest income to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles. The relative decrease from December 31, 2013 to September 30, 2014 in positive exposure of net interest income to rising rates was attributable to several factors, including a net increase of $172.9 million in the residential real estate mortgage portfolio during this period, the largest portion of which was in adjustable rate mortgages with an initial interest rate reset date in year seven; and, to a lesser extent, a reduction in longer term market interest rates. During the three months ended September 30, 2014, $50.0 million in wholesale funding in the form of longer-term brokered certificates of deposit were executed, which were used to pay down short-term FHLBB borrowings. This liability extension and other factors, including a beneficial impact from an increase in non-rate sensitive demand deposit balances have resulted in an increase in positive exposure to rising rates compared to June 30, 2014. The benefit to rising rates in the 200 basis points upward scenario increased from June 30, 2014 in the 12-month horizon from 1.95% to 3.07% and increased in the 13- to 24-month horizon from 2.39% to 3.38%.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2014 and December 31, 2013 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government sponsored enterprise securities (callable)	$283	($2,376)
Obligations of states and political subdivisions	750	(1,452)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	5,143	(19,079)
Trust preferred debt and other corporate debt securities	29	683
Total change in market value as of September 30, 2014	$6,205	($22,224)

Total change in market value as of December 31, 2013	$6,863	($20,841)

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the periods ended September 30, 2014.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	First Amendment to Change in Control Agreement – Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2014. (1) (2)
10.2	Form of Amended and Restated Change in Control Agreement – Filed herewith. (1)
10.3	Terms of Amended and Restated Change in Control Agreement – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (4)

____________________

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 6, 2014	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 6, 2014	By:	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	First Amendment to Change in Control Agreement – Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2014. (1) (2)
10.2	Form of Amended and Restated Change in Control Agreement – Filed herewith. (1)
10.3	Terms of Amended and Restated Change in Control Agreement – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (4)

____________________

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