Form 10-K
period 2014-12-31
WASHINGTON TRUST BANCORP INC
filed 2015-03-12
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2014 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 BROAD STREET, WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     401-348-1200
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.0625 PAR VALUE PER SHARE	THE NASDAQ STOCK MARKET LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2014 was $526,290,337 based on a closing sales price of $36.77 per share as reported for the NASDAQ OMX®, which includes $18,355,676 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 27, 2015 was 16,761,788.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 16, 2015 for the Annual Meeting of Shareholders to be held April 28, 2015 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2014

Forward-Looking Statements
This report contains statements that are “forward-looking statements.” We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can generally identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “outlook,” “will,” “should,” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different than the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; additional government intervention in the U.S. financial system; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

ITEM 1.  Business

Washington Trust Bancorp, Inc.
Washington Trust Bancorp, Inc. (the “Bancorp”), a publicly-owned registered bank holding company and financial holding company, was organized in 1984 under the laws of the state of Rhode Island.  The Bancorp owns all of the outstanding common stock of The Washington Trust Company, of Westerly (the “Bank”), a Rhode Island chartered commercial bank.  The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Bancorp.  See additional information under the caption “Subsidiaries.”

Through its subsidiaries, the Bancorp offers a comprehensive product line of banking and financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its automated teller machine (“ATMs”) networks; and its Internet website at www.washtrust.com. The Bancorp’s common stock is traded on the NASDAQ OMX® Market under the symbol “WASH.”

The accounting and reporting policies of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  At December 31, 2014, Washington Trust had total assets of $3.59 billion, total deposits of $2.75 billion and total shareholders’ equity of $346.3 million.

Business Segments
Washington Trust manages its operations through two business segments: Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units are considered Corporate.  See Note 17 to the Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
Lending Activities
The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products.

Commercial Loans
Commercial lending represents a significant portion of the Bank’s loan portfolio.  Commercial loans fall into two major categories: commercial real estate and commercial and industrial loans.

Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial real estate loans frequently involve larger loan balances to single borrowers or groups of related borrowers. The Bank’s commercial real estate loans are secured by a variety of property types, such as retail facilities, office buildings, commercial mixed use, lodging, multi-family dwellings and industrial and warehouse properties. At December 31, 2014, commercial real estate loans represented 60% and 33%, respectively, of the commercial loan and total loan portfolios.

Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loans is also collateralized by real estate.  Commercial and industrial loans also include tax exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. The Bank’s commercial and industrial loan portfolio includes loans to business sectors such as healthcare/social assistance, owner occupied and other real estate, retail trade, manufacturing, construction businesses, wholesale trade, accommodation and food services, entertainment and recreation, public administration and professional services. At December 31, 2014, commercial and industrial loans represented 40% and 21%, respectively, of the commercial loan and total loan portfolios.

The commercial loan portfolio represented 54% of total loans at December 31, 2014. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks. Washington Trust also participates from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Occasionally, the guaranteed portion of Small Business Administration (“SBA”) loans are sold to investors.

Residential Real Estate Mortgages
The residential real estate portfolio represented 34% of total loans at December 31, 2014.  Residential real estate mortgages are primarily originated by commissioned mortgage originator employees. Residential mortgages are originated both for sale in the secondary market as well as for retention in the Bank’s loan portfolio.  Loan sales to the secondary market provide funds for additional lending and other banking activities.  Loans originated for sale in the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate mortgages are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In recent years, Washington Trust has expanded its residential mortgage business beyond its branch network, through the addition of residential mortgage lending offices in eastern Massachusetts and Connecticut. In 2014, residential mortgage loan originations for retention in portfolio amounted to $353.4 million, while loans originated for sale in the secondary market, including loans originated in a broker capacity, totaled $346.9 million.

Prior to March 2009, Washington Trust had periodically purchased one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually underwritten by us at the time of purchase using standards similar to those employed for our self-originated loans.  At December 31, 2014, purchased residential mortgage balances represented 3% and 1% of the total residential real estate mortgage and total loan portfolios, respectively.

Consumer Loans
The consumer loan portfolio represented 12% of total loans as of December 31, 2014.  Consumer loans include home equity loans and lines of credit, personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.  Home equity lines and home equity loans represent 86% of the total consumer portfolio at December 31, 2014.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Bank estimates that approximately 69% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

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

The credit risk management function is conducted independently of the lending groups. Credit risk management is responsible for oversight of the commercial loan rating system, determining the adequacy of the allowance for loan losses and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio to ensure compliance with the credit policy.  In addition, it is responsible for managing nonperforming and classified assets.  On a quarterly basis, the criticized loan portfolio, which consists of commercial loans that are risk rated special mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit.  An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications.  This review is supplemented with selected targeted reviews of the commercial loan portfolio.  Various techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans, along with selected targeted reviews within these portfolios.  Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio.  LTV is determined via statistical modeling analyses.  The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts.

The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function, including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees various systems and procedures performed by management to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the allowance for loan losses. The Audit Committee also approves the policy and methodology for establishing the allowance for loan losses. These committees report the results of their respective oversight functions to the Bank’s Board of Directors.  In addition, the Bank’s Board of Directors receives information concerning asset quality measurements and trends on a regular basis.

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

Washington Trust is a participant in the Insured Cash Sweep (“ICS”) program, the Demand Deposit Marketplace (“DDM”) program and the Certificate of Deposit Account Registry Service (“CDARS”) program. Washington Trust uses these deposit sweep services to place customer funds into interest-bearing demand accounts, money market accounts, and/or certificates of deposits issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. ICS, DDM and CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.

Wealth Management Services
The Corporation’s wealth management business generated revenues totaling $33.4 million in 2014, representing 22% of total revenues.  Washington Trust provides a broad range of wealth management services to personal and institutional clients and mutual funds.  These services include investment management; financial planning; personal trust services, including services as trustee, administrator, custodian and guardian; and estate settlement.  Institutional trust services are also provided, including custody and fiduciary services.  Wealth management services are provided through the Bank and its registered investment adviser subsidiary, Weston Financial Group, Inc. The Corporation also operates a broker-dealer subsidiary which primarily conducts transactions for Weston Financial Group clients.  See additional information under the caption “Subsidiaries.”  Noninterest income from wealth management services includes trust and investment management fees and mutual fund fees, which are classified as asset-based revenues since they are primarily derived from the value of wealth management assets under administration. Noninterest income from wealth management services also includes transaction-based revenues, such as financing planning, commissions and other service fees, which are not primarily derived from the value of assets.

At December 31, 2014, wealth management assets under administration totaled $5.07 billion. These assets are not included in the Consolidated Financial Statements.

Investment Securities Portfolio
Washington Trust’s investment securities portfolio is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.  See Note 4 to the Consolidated Financial Statements for additional information.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  At December 31, 2014, the Corporation’s investment securities portfolio consisted of U.S. government agency and government-sponsored agency debt obligations, including mortgage-backed securities; municipal securities; corporate debt securities; and individual name issuer trust preferred debt securities.

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

Wholesale Funding Activities
The Corporation utilizes advances from the Federal Home Loan Bank of Boston (“FHLBB”) as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to originate and purchase loans.  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  The Bank also has access to an unused line of credit with the FHLBB amounting to $40.0 million at December 31, 2014.  In addition, the FHLBB has issued standby letters of credit to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposit at the FHLBB. Additional funding sources are available through securities sold under agreements to repurchase and through the Federal Reserve Bank of Boston. See Note 11 to the Consolidated Financial Statements for additional information.

As noted above under the heading “Deposit Activities,” the Corporation also utilizes out-of-market brokered time deposits as part of its overall funding program.

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

Subsidiaries
The Bancorp’s subsidiaries include the Bank and Weston Securities Corporation (“WSC”).  In addition, as of December 31, 2014, the Bancorp also owned all of the outstanding common stock of WT Capital Trust I and WT Capital Trust II, special purpose finance entities formed with the sole purpose of issuing trust preferred debt securities and investing the proceeds in junior subordinated debentures of the Bancorp.  See Note 11 to the Consolidated Financial Statements for additional information.

The following is a description of Bancorp’s primary operating subsidiaries:

The Washington Trust Company, of Westerly
The Bank was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area and is among the oldest banks in the United States.  Its current corporate charter dates to 1902.

The Bank provides a broad range of financial services, including lending, deposit and cash management services and wealth management services.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”), subject to regulatory limits.

The Bank’s subsidiary, Weston Financial, is a registered investment adviser and financial planning company located in Wellesley, Massachusetts, with an insurance agency subsidiary.  In addition, the Bank has other passive investment subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  The Bank also has a limited liability company subsidiary that serves as a special limited partner responsible for certain administrative functions associated with the Bank’s investment in two real estate limited partnerships. In addition, the Bank has a mortgage banking subsidiary, Washington Trust Mortgage Company LLC (“WTMC”) that is licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. See “-Supervision and Regulation-Consumer Protection Regulation-Mortgage Reform” for a discussion of certain regulations that apply to WTMC. Our mortgage origination business conducted in most of our residential mortgage lending offices located outside of Rhode Island is performed by this Bank subsidiary.

Weston Securities Corporation
WSC is a licensed broker-dealer that markets several investment programs, including mutual funds and variable annuities, primarily to Weston Financial clients.  WSC acts as the principal distributor to a group of mutual funds for which Weston Financial is the investment advisor.

Market Area
Washington Trust is headquartered in Westerly, Rhode Island, in Washington County.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2014, the Bank had ten branch offices located in southern Rhode Island (Washington County), eight branch offices located in the greater Providence area in Rhode Island and a branch office located in southeastern Connecticut.  In 2015, we plan to open two new full-service branches; one in Rumford, Rhode Island, and the other in Providence, Rhode Island. These plans are a continuation of our expansion into the greater Providence area. Both the population and number of businesses in Providence County far exceed those in southern Rhode Island.

Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  In addition to branch offices, the Bank has a commercial lending office at its main office and in the financial district of Providence, Rhode Island. As of December 31, 2014, Washington Trust has six residential mortgage lending offices: three located in eastern Massachusetts (Sharon, Burlington and Braintree), two Connecticut offices (Glastonbury and Darien) and a Warwick, Rhode Island office.

Washington Trust provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island, and Wellesley, Massachusetts.

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

Employees
At December 31, 2014, Washington Trust had 590 employees consisting of 561 full-time and 29 part-time and other employees.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance and a 401(k) plan. The Corporation maintains a tax-qualified defined benefit pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as described in these plans. In September 2013, the Corporation amended its defined benefit pension plan primarily to freeze benefit accruals after a ten-year transition period ending in December 2023. Management considers relations with its employees to be good.  See Note 15 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	41-42
II.	Investment Portfolio	48-51, 87
III.	Loan Portfolio	51-58, 91
IV.	Summary of Loan Loss Experience	59-62, 100
V.	Deposits	41, 106
VI.	Return on Equity and Assets	29
VII.	Short-Term Borrowings	108

Supervision and Regulation
The Corporation is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other governmental agencies.  Federal and state banking laws have as their principal objective the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or depositors, rather than the protection of shareholders of a bank holding company, such as the Bancorp.

Set forth below is a brief description of certain laws and regulations that relate to the regulation of Washington Trust.  The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations, policies and guidelines described below.

Regulation of the Bancorp
As a bank holding company, the Bancorp is subject to regulation, supervision and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the Rhode Island Department of Business Regulation, Division of Banking (the “RI Division of Banking”).

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

Source of Strength.  Under the BHCA, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Bancorp is required to serve as a source of financial strength for the Bank.  This support may be required at times when the Bancorp may not have the resources to provide support to the Bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities.  The BHCA prohibits a bank holding company, without prior approval of the Federal Reserve, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of the voting shares of such other bank or bank holding company.

The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks.  In 2005, the Bancorp elected financial holding company status pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”).  As a financial holding company, the Bancorp is authorized to engage in certain financial activities in which a bank holding company that has not elected to be a financial holding company may not engage.  “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  Currently, as a financial holding company, the Bancorp engages, through WSC, in broker-dealer activities pursuant to this authority.

If a financial holding company or any depository institution subsidiary of a financial holding company fails to remain well capitalized and well managed, the Federal Reserve may impose such limitations on the activities of the financial holding company as the Federal Reserve determines to be appropriate, including limitations that preclude the company and its affiliates from commencing any new activity or acquiring control of or shares of any company engaged in any activity that is authorized particularly for financial holding companies.  The company must also enter into an agreement with the Federal Reserve to comply with all applicable requirements to qualify as a financial holding company. If any insured depository institution subsidiary of a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its non-banking subsidiaries engaged in activities not permissible for a bank holding company.  If a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act (the “CRA”), the financial holding company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities, or acquiring companies other than bank holding companies, banks or savings associations, except that the Bancorp could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHCA.

Limitations on Acquisitions of Bancorp Common Stock.  The Change in Bank Control Act prohibits a person or group of persons acting in concert from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction.  Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting securities of a bank holding company, such as the Bancorp, with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute the acquisition of control of a bank holding company.  In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve.  Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.

Regulation of the Bank
The Bank is subject to the regulation, supervision and examination by the FDIC, the RI Division of Banking and the Connecticut Department of Banking.  The Bank is also subject to various Rhode Island and Connecticut business and banking regulations and the regulations issued by the Bureau of Consumer Financial Protection (the “CFPB”) (as examined and enforced by the FDIC).  Additionally, under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Bancorp, including the Bank.

Deposit Insurance.  Substantially all of the deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF.  The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution.  The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits the designated reserve ratio to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.  Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits.  Deposit premiums are based on assets.  To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate.  The FDIC has the power to adjust deposit insurance assessment rates at any time.  In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The Bank’s FDIC insurance expense in 2014 was $1.8 million.

Acquisitions and Branching.  Prior approval from the RI Division of Banking and the FDIC is required in order for the Bank to acquire another bank or establish a new branch office.  Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act.  In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

Activities and Investments of Insured State-Chartered Banks.  Section 24 of the FDIA generally limits the types of equity investments an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks.  Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage via financial subsidiaries in certain activities that are permissible for subsidiaries of a financial holding company.  In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules, among other things.

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

Community Reinvestment Act.  The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications.  The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices.  Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Bank or the Bancorp from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions.  The Bank has achieved a rating of “Satisfactory” on its most recent examination dated October 3, 2012.  Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements.

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

Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements.  The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Bancorp and the Bank.  These guidelines are intended to reflect the relationship between a banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items.  The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Tier 1 capital for banks and bank holding companies generally consists of the sum of common shareholders’ equity, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.  Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations.  However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathers nonqualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital.  In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Bancorp may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital.  If the Bancorp does not make this election, unrealized gains and losses, net of taxes, will be included in the calculation of the Bancorp’s regulatory capital. The Bancorp intends to make this election.

Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on relative risk.  Under rules in effect through December 31, 2014, the minimum required Tier 1 risk-based capital ratio was 4% and the minimum total risk-based capital ratio was 8%.  As of December 31, 2014, the Bancorp’s Tier 1 risk-based capital ratio was 11.52% and its total risk-based capital ratio was 12.56%.

In addition to the risk-based capital requirements, under rules in effect through December 31, 2014, the Federal Reserve required top-rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%.  For most other bank holding companies (including the Bancorp), the minimum leverage capital ratio was 4.0%.  Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, were expected to maintain capital ratios well above the minimum levels.  The Bancorp’s Tier 1 leverage ratio as of December 31, 2014 was 9.14%.

Prior to the effective date of the Dodd-Frank Act, the FDIC had adopted a statement of policy regarding the capital adequacy of state-chartered banks and promulgated regulations to implement the system of prompt corrective action established by Section 38 of the FDIA.  Under the FDIC regulations, which were in effect through December 31, 2014, a bank was considered “well capitalized” if it had: (i) a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; (iii) a leverage capital ratio of 5.0% or greater; and (iv) was not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

In 2010, the Basel Committee on Banking Supervision released new capital requirements, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, provisions for counter-cyclical capital, and liquidity standards.  In 2013, the Federal Reserve, along with the other federal banking agencies, issued final rules implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act.  These rules, which became effective January 1, 2015, establish a minimum common equity Tier 1 capital ratio requirement of 4.5%, a minimum Tier 1 capital ratio requirement of 6%, a minimum total capital requirement of 8% and a minimum leverage ratio requirement of 4%.  Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under rules effective January 1, 2015, a bank holding company, such as the Bancorp, is considered “well capitalized” if the bank holding company (i) has a total risk-based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  In addition, the FDIC has amended its prompt corrective action rules to reflect the revisions made by the Final Capital Rule. Under the FDIC’s revised rules, which became effective January 1, 2015, an FDIC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The Bancorp and the Bank are considered “well capitalized” under all regulatory definitions.

Safety and Soundness Standard.  The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, risk management, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate.  Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, and fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “-Regulatory Capital Requirements” above.  If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Dividend Restrictions
The Bancorp is a legal entity separate and distinct from the Bank.  Revenues of the Bancorp are derived primarily from dividends paid to it by the Bank.  The right of the Bancorp, and consequently the right of shareholders of the Bancorp, to participate in any distribution of the assets or earnings of the Bank, through the payment of such dividends or otherwise, is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of the Bancorp in a creditor capacity may be recognized.

Restrictions on Bank Holding Company Dividends.  The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice.  The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, when the Final Capital Rule comes into effect, the Company’s ability to pay dividends would be restricted if it does not maintain capital above the conservation buffer.  See “-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.

Restrictions on Bank Dividends.  The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.  Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations. Reference is made to Note 12 to the Consolidated Financial Statements for additional discussion of the Bancorp’s ability to pay dividends.

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries.  The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser.  An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate.  Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the BHCA provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Consumer Protection Regulation
The Bancorp and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services.  Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services.  The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms.  Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.  The FDIC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan and allows borrowers to assert violations of certain provisions of the Truth in Lending Act as a defense to foreclosure proceedings. Under the

Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, CFPB’s new qualified mortgage rule, which was amended and became effective on November 3, 2014 (the “QM Rule”), requires creditors, such as Washington Trust, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling.

Privacy and Customer Information Security.  The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures.  The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of the information is reasonably possible.  Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach.  Congress continues to consider federal legislation that would require consumer notice of data security breaches.  In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents.  Pursuant to the FACT Act, the Bank had to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering
The Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis.  In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.  In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

OFAC.  The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others.  These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms.  Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to

U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities.  Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal and reputational consequences for the Corporation.

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

Mortgage Lending. WTMC, formed in 2012, is a mortgage lending subsidiary of the Bank and licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. WTMC is subject to the regulation, supervision and examination by the banking divisions in each of these states. See “-Consumer Protection Regulation” and “-Consumer Protection Regulation-Mortgage Reform” above for a description of certain regulations that apply to WTMC.

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds.  The Dodd-Frank Act bars banking organizations, such as the Bancorp, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the “Volcker Rule.”  Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions.  The Volcker Rule restrictions apply to the Bancorp, the Bank and all of their subsidiaries and affiliates.

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
At December 31, 2014, commercial loans represented 54% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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
We maintain a diversified securities portfolio, which includes U.S. government agency and government-sponsored agency debt obligations, including mortgage-backed securities; municipal securities; corporate debt securities; and individual name issuer trust preferred debt securities.  We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities.  The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, even those with no apparent credit exposure.  The valuation of our securities requires judgment and as market conditions change security values may also change.

Difficult market conditions and economic trends in the real estate market have adversely affected our industry and our business and could continue to have an adverse effect.
We were particularly affected by downturns in the U.S. real estate market following the 2008 financial crisis. Declines in the real estate market over the past several years, including decreased property values and increased delinquencies and foreclosures, may continue to have a negative impact on the credit performance of loans secured by real estate resulting in significant write-downs of assets by many financial institutions as the values of real estate collateral supporting many loans have declined significantly. In addition, a deterioration in the economy or increased levels of unemployment, among other factors, could lead to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure would be made more complex by these difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

Weakness or deterioration in the southern New England economy could adversely affect our financial condition and results of operations.
We primarily serve individuals and businesses located in southern New England. As a result, a significant portion of our earnings are closely tied to the economy of that region. Weakening or deterioration in the economy of southern New England could result in the following consequences:

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

On December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act, also known as the “Volcker Rule.” Generally, the Volcker Rule restricts banking organizations and their affiliated companies from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. After a conformance period, which is currently set to end on July 21, 2015 (except for certain investments and activities existing before December 31, 2013), the Volcker Rule restrictions will apply to the Bancorp, the Bank and all of their subsidiaries and affiliates.

The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. The CFPB’s QM Rule requires creditors, such as Washington Trust, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations and could limit the Bank’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit the Bank’s growth or profitability. See “-Business-Supervision and Regulation-The Dodd-Frank Act.”

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
The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. As of January 1, 2015, we must comply with the Final Capital Rule. The Final Capital Rule established a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increased the minimum Tier 1 capital ratio for a “well capitalized” institution from 6.0% to 8.0% for FDIC supervised institutions. Additionally, subject to a transition period, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the 6.5% minimum risk based capital requirements for “adequately capitalized” institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010 subject to a limit of 25% of Tier 1 capital. The Final Capital Rule increased the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. We intend to make this election. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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
We offer wealth management services through the Bank and its subsidiary, Weston Financial, a registered investment adviser under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. We are also subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days notice. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

The market value of wealth management assets under administration may be negatively affected by changes in economic and market conditions.
Revenues from wealth management services represented 22% of our total revenues for 2014.  A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities.  Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

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

Risks Related to Our Operations
We may suffer losses as a result of operational risk, cyber security risk, or technical system failures.
We are subject to certain operational risks, including, but not limited to, the risk of electronic fraudulent activity due to cyber criminals targeting bank accounts and other customer information, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone, and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties. Our technologies, systems, networks and our customers’ devices have been or are likely to continue to be the target of cyber-attacks, computer viruses, malicious code, phishing attacks or attempted information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary, and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by OFAC that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries, designated nationals of those countries and certain other persons or entities whose interest in property is blocked by OFAC-administered sanctions. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described above and could restrict the ability of institutional investment managers to invest in our securities.

Risks Related to Liquidity
We are subject to liquidity risk.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Our liquidity is used principally to originate or purchase loans, to repay deposit liabilities and other liabilities when they come due, and to fund operating costs. Customer demand for non-maturity deposits can be difficult to predict. Changes in market interest rates, increased competition within our markets, and other factors may make deposit gathering more difficult. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources, which include FHLBB advances, brokered time certificates of deposit, federal funds purchased and securities sold under repurchase agreements, less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that we will not have sufficient funds to meet our obligations when they come due.

We are a holding company and depend on the Bank for dividends, distributions and other payments.
The Bancorp is a legal entity separate and distinct from the Bank. Revenues of the Bancorp are derived primarily from dividends paid to it by the Bank. The right of the Bancorp, and consequently the right of shareholders of the Bancorp, to participate in any distribution of the assets or earnings of the Bank, through the payment of such dividends or otherwise, is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of the Bancorp in a creditor capacity may be recognized.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future. The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, when the Final Capital Rule comes into effect our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Item, “Business-Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Regulatory Capital Requirements.”

Risks Related to Accounting and Accounting Standards
If we are required to write-down goodwill recorded in connection with our acquisitions, our profitability would be negatively impacted.
Applicable accounting standards require us to use the purchase method of accounting for all business combinations.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  At December 31, 2014, we had $58.1 million of goodwill on our balance sheet.  Goodwill must be evaluated for impairment at least annually.  A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. Write-downs of the amount of any impairment, if necessary, would be charged to the results of operations in the period in which the impairment occurs.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which would have an adverse effect on our financial condition and results of operations.

The performance of our securities portfolio in difficult market conditions could have adverse effects on our results of operations.
Under applicable accounting standards, we are required to review our securities portfolio periodically for the presence of other-than-temporary impairment, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold securities until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to the results of operations in the period in which the impairment occurs. Market volatility may make it difficult to value certain securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

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

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 2.  Properties.
Washington Trust is headquartered at 23 Broad Street, Westerly, Rhode Island. As of December 31, 2014, the Bank has ten branch offices located in southern Rhode Island (Washington County), eight branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut. Washington Trust plans to open two new full-service branches in the greater Providence area in 2015. In addition, Washington Trust has also identified and submitted applications for future branch locations in North Providence and Coventry, Rhode Island, which are pending regulatory approval.

As of December 31, 2014, Washington Trust also has a commercial lending office located in the financial district of Providence, Rhode Island and six residential mortgage lending offices that are located in eastern Massachusetts (Sharon, Burlington and Braintree), in Glastonbury and Darien, Connecticut and in Warwick, Rhode Island. Washington Trust provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island, and Wellesley, Massachusetts. Washington Trust has two operations facilities and a corporate office located in Westerly, Rhode Island, as well as an additional corporate office located in East Greenwich, Rhode Island.

At December 31, 2014, nine of the Corporation’s facilities were owned, twenty-one were leased and one branch office was owned on leased land.  Lease expiration dates range from two months to twenty-six years with renewal options on certain leases of three months to twenty-five years.  All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

In addition to the locations mentioned above, the Bank has two owned offsite-ATMs in leased spaces.  The terms of one of these leases are negotiated annually.  The term for the second offsite-ATM leased space expires in five years with no renewal option.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bancorp’s common stock trades on NASDAQ OMX® under the symbol WASH.

The following table summarizes quarterly high and low stock price ranges, the end of quarter closing price and dividends paid per share for the years ended December 31, 2014 and 2013:

	Quarters
2014	1	2	3	4
Stock Prices:
High	$38.40	$38.45	$38.10	$41.10
Low	31.46	32.77	32.99	32.20
Close	37.47	36.77	32.99	40.18

Cash dividend declared per share	$0.29	$0.29	$0.32	$0.32

	Quarters
2013	1	2	3	4
Stock Prices:
High	$28.00	$29.08	$33.09	$38.05
Low	25.53	25.71	28.33	30.49
Close	27.38	28.52	31.43	37.22

Cash dividend declared per share	$0.25	$0.25	$0.26	$0.27

At February 27, 2015, there were 1,742 holders of record of the Bancorp’s common stock.

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

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.” The Bancorp did not repurchase any shares during the fourth quarter of 2014.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) for the five years ended December 31.  The historical information set forth below is not necessarily indicative of future performance.

The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2009.  The total return assumes reinvestment of dividends.

For the period ending December 31,	2009	2010	2011	2012	2013	2014
Washington Trust Bancorp, Inc.	$100.00	$146.57	$166.23	$190.26	$278.26	$310.49
NASDAQ Bank Stocks	100.00	114.16	102.17	121.26	171.86	180.31
NASDAQ Stock Market (U.S.)	100.00	118.15	117.22	138.02	193.47	222.16

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

Selected Financial Data	(Dollars in thousands, except per share amounts)
At or for the years ended December 31,	2014	2013	2012	2011	2010
Financial Results:
Interest and dividend income	$121,117	$116,348	$121,061	$121,346	$123,254
Interest expense	21,612	24,563	30,365	36,391	46,063
Net interest income	99,505	91,785	90,696	84,955	77,191
Provision for loan losses	1,850	2,400	2,700	4,700	6,000
Net interest income after provision for loan losses	97,655	89,385	87,996	80,255	71,191
Noninterest income:
Net realized gains on sales of securities	—	—	1,223	698	729
Net other-than-temporary impairment losses on securities	—	(3,489)	(221)	(191)	(417)
Other noninterest income	59,015	65,569	64,212	52,257	48,161
Total noninterest income	59,015	62,080	65,214	52,764	48,473
Noninterest expense	96,847	98,785	102,338	90,373	85,311
Income before income taxes	59,823	52,680	50,872	42,646	34,353
Income tax expense	18,999	16,527	15,798	12,922	10,302
Net income	$40,824	$36,153	$35,074	$29,724	$24,051
Per Share Information ($):
Earnings per common share:
Basic	2.44	2.18	2.13	1.82	1.49
Diluted	2.41	2.16	2.13	1.82	1.49
Cash dividends declared (1)	1.22	1.03	0.94	0.88	0.84
Book value	20.68	19.84	18.05	17.27	16.63
Market value - closing stock price	40.18	37.22	26.31	23.86	21.88
Performance Ratios (%):
Return on average assets	1.23	1.17	1.16	1.02	0.82
Return on average equity	11.87	11.65	11.97	10.61	9.09
Equity to assets	9.65	10.34	9.62	9.18	9.24
Dividend payout ratio (2)	50.62	47.69	44.13	48.35	56.38
Asset Quality Ratios (%):
Total past due loans to total loans	0.63	0.89	1.22	1.22	1.27
Nonperforming loans to total loans	0.56	0.74	0.98	0.99	0.93
Nonperforming assets to total assets	0.48	0.62	0.83	0.81	0.79
Allowance for loan losses to nonaccrual loans	175.75	152.37	136.95	140.33	154.42
Allowance for loan losses to total loans	0.98	1.13	1.35	1.39	1.43
Net charge-offs to average loans	0.07	0.23	0.07	0.17	0.24
Capital Ratios (%):
Tier 1 leverage capital ratio	9.14	9.41	9.30	8.70	8.25
Tier 1 risk-based capital ratio	11.52	12.12	12.01	11.61	11.53
Total risk-based capital ratio	12.56	13.29	13.26	12.86	12.79
____________

(1)	Represents historical per share dividends declared by the Bancorp.

(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Financial Data	(Dollars in thousands)
December 31,	2014	2013	2012	2011	2010
Assets:
Cash and due from banks	$80,350	$85,317	$92,650	$87,020	$92,736
Mortgage loans held for sale	45,693	11,636	50,056	20,340	13,894
Total securities	382,884	422,808	415,879	593,392	594,100
FHLBB stock	37,730	37,730	40,418	42,008	42,008
Loans:
Commercial	1,535,488	1,363,335	1,252,419	1,124,628	1,027,065
Residential real estate	985,415	772,674	717,681	700,414	645,020
Consumer	338,373	326,875	323,903	322,117	323,553
Total loans	2,859,276	2,462,884	2,294,003	2,147,159	1,995,638
Less allowance for loan losses	28,023	27,886	30,873	29,802	28,583
Net loans	2,831,253	2,434,998	2,263,130	2,117,357	1,967,055
Investment in bank-owned life insurance	63,519	56,673	54,823	53,783	51,844
Goodwill and identifiable intangible assets	62,963	63,607	64,287	65,015	65,966
Other assets	82,482	76,098	90,641	85,183	81,922
Total assets	$3,586,874	$3,188,867	$3,071,884	$3,064,098	$2,909,525
Liabilities:
Deposits:
Demand deposits	$459,852	$440,785	$379,889	$339,809	$228,437
NOW accounts	326,375	309,771	291,174	257,031	241,974
Money market accounts	802,764	666,646	496,402	406,777	396,455
Savings accounts	291,725	297,357	274,934	243,904	220,888
Time deposits	874,102	790,762	870,232	878,794	948,576
Total deposits	2,754,818	2,505,321	2,312,631	2,126,315	2,036,330
FHLBB advances	406,297	288,082	361,172	540,450	498,722
Junior subordinated debentures	22,681	22,681	32,991	32,991	32,991
Other liabilities	56,799	43,137	69,438	82,991	72,618
Total shareholders’ equity	346,279	329,646	295,652	281,351	268,864
Total liabilities and shareholders’ equity	$3,586,874	$3,188,867	$3,071,884	$3,064,098	$2,909,525

Asset Quality:
Nonaccrual loans	$15,945	$18,302	$22,543	$21,237	$18,510
Nonaccrual investment securities	—	547	843	887	806
Property acquired through foreclosure or repossession	1,176	932	2,047	2,647	3,644
Total nonperforming assets	$17,121	$19,781	$25,433	$24,771	$22,960

Wealth Management Assets:
Market value of assets under administration	$5,069,966	$4,781,958	$4,199,640	$3,900,061	$3,967,207

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2014	Q1	Q2	Q3	Q4	Year
	Interest and dividend income	$29,290	$29,591	$30,331	$31,905	$121,117
	Interest expense	5,454	5,123	5,393	5,642	21,612
	Net interest income	23,836	24,468	24,938	26,263	99,505
	Provision for loan losses	300	450	600	500	1,850
	Net interest income after provision for loan losses	23,536	24,018	24,338	25,763	97,655
	Noninterest income:
	Net realized gains on sales of securities	—	—	—	—	—
	Net other-than-temporary impairment losses on securities	—	—	—	—	—
	Other noninterest income	19,370	12,814	13,125	13,706	59,015
	Total noninterest income	19,370	12,814	13,125	13,706	59,015
	Noninterest expense	29,292	22,448	22,047	23,060	96,847
	Income before income taxes	13,614	14,384	15,416	16,409	59,823
	Income tax expense	4,316	4,587	4,878	5,218	18,999
	Net income	$9,298	$9,797	$10,538	$11,191	$40,824

	Weighted average common shares outstanding - basic	16,626	16,678	16,714	16,735	16,689
	Weighted average common shares outstanding - diluted	16,800	16,831	16,855	16,911	16,872
Per share information:	Basic earnings per common share	$0.56	$0.59	$0.63	$0.67	$2.44
	Diluted earnings per common share	$0.55	$0.58	$0.62	$0.66	$2.41
	Cash dividends declared per share	$0.29	$0.29	$0.32	$0.32	$1.22

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2013	Q1	Q2	Q3	Q4	Year
	Interest and dividend income	$28,793	$28,799	$29,390	$29,366	$116,348
	Interest expense	6,326	6,390	6,002	5,845	24,563
	Net interest income	22,467	22,409	23,388	23,521	91,785
	Provision for loan losses	600	700	700	400	2,400
	Net interest income after provision for loan losses	21,867	21,709	22,688	23,121	89,385
	Noninterest income:
	Net realized gains on sales of securities	—	—	—	—	—
	Net other-than-temporary impairment losses on securities	(2,772)	—	—	(717)	(3,489)
	Other noninterest income	15,938	16,394	17,400	15,837	65,569
	Total noninterest income	13,166	16,394	17,400	15,120	62,080
	Noninterest expense	24,184	25,005	25,548	24,048	98,785
	Income before income taxes	10,849	13,098	14,540	14,193	52,680
	Income tax expense	3,428	4,115	4,580	4,404	16,527
	Net income	$7,421	$8,983	$9,960	$9,789	$36,153

	Weighted average common shares outstanding - basic	16,401	16,454	16,563	16,602	16,506
	Weighted average common shares outstanding - diluted	16,449	16,581	16,696	16,770	16,664
Per share information:	Basic earnings per common share	$0.45	$0.54	$0.60	$0.59	$2.18
	Diluted earnings per common share	$0.45	$0.54	$0.59	$0.58	$2.16
	Cash dividends declared per share	$0.25	$0.25	$0.26	$0.27	$1.03

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

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation considers the following to be its critical accounting policies: allowance for loan losses, review of goodwill for impairment and assessment of investment securities for impairment.

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

(2)
Loss allocation factors are used for non-impaired loans based on credit grade, historical loss experience, estimated loss emergence period (the period of time from the event of loss to loss realization), delinquency status and other similar credit quality indicators.

Individual commercial loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system is described under the caption “Credit Quality Indicators” in Note 5 to the Consolidated Financial Statements.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral and the adequacy of guarantees.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  Revisions to loss allocation factors are not retroactively applied. We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in the commercial loan portfolio and the related estimate of the loss emergence period as of the balance sheet date.  We also adjust loss factor allocations for various exposures we believe are not adequately presented in historical loss experience, including our assessments of credit risk associated with certain industries, an ongoing trend toward larger credit relationships, recent changes in portfolio composition, conditions that may affect the ability of borrowers to meet debt service requirements, trends in rental rates on commercial real estate and conditions that may affect the collateral position, such as environmental matters.

Portfolios of more homogeneous populations of loans, including the various categories of residential mortgages and consumer loans are analyzed as groups, with loss allocation factors assigned to each group based on account delinquency status. We periodically reassess and revise the loss allocation factors. Revisions to loss allocation factors are not retroactively applied. We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in residential mortgage and consumer loan portfolios and the related estimate of the loss emergence period as of the balance sheet date.  We also adjust loss factor allocations for various exposures we believe are not adequately presented in historical loss experience including trends in real estate values, consideration of general economic conditions, increases in delinquency levels and regulatory changes affecting the foreclosure process.  These matters are also evaluated taking into account the geographic location of the underlying loans.

(3)	An unallocated allowance is maintained to allow for measurement imprecision associated with impaired and nonaccrual loans.

Because the methodology is based upon historical experience and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk and declines in local property values.  Adversely different conditions or assumptions could lead to increases in the allowance.  In addition, various regulatory agencies periodically review the allowance for loans losses.  Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.  As of December 31, 2014, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

Review of Goodwill for Impairment
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

Washington Trust has two reporting units: the commercial banking segment and the wealth management services segment. For both segments of the Corporation, goodwill was assessed for impairment in 2014 by performing a discounted cash flow analysis (“income approach”) and utilizing estimates of selected market information (“market approach”).  The income approach measures the fair value of an interest in a business by discounting expected future cash flows to a present value.  The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.  The results of the income approach and the market approach were weighted equally.  Step 1 results of the 2014 impairment analysis indicated that the fair value significantly exceeded the carrying value for both reporting units.

These assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors.  Any change in the estimates which the Corporation uses to determine the carrying value of the Corporation’s goodwill could adversely affect the Corporation’s results of operations. See Note 8 to the Consolidated Financial Statements for additional information.

Assessment of Investment Securities for Impairment
Securities that the Corporation has the ability and intent to hold until maturity are classified as held to maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are carried at fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity.  The fair values of securities may be based on either quoted market prices, third party pricing services or third party valuation specialists. When the fair value of an investment security is less than its amortized cost basis, the Corporation assesses whether the decline in value is other-than-temporary.  The Corporation considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in the value subsequent to the reporting date, forecasted performance of the issuer, changes in the dividend or interest payment practices of the issuer, changes in the credit rating of the issuer or the specific security, and the general market condition in the geographic area or industry in which the issuer operates.

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

When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings for a debt security depends on whether the Corporation intends to sell the security or if it is more-likely-than-not that the Corporation will be required to sell the security before recovery of its amortized cost less any current period credit loss.  If the Corporation intends to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the amortized cost and fair value of the security.  If the Corporation does not intend to sell or it is more-likely-than-not that it will not be required to sell the security before recovery of its amortized cost, the amount of the other-than-temporary impairment related to credit loss shall be recognized in earnings and the noncredit-related portion of the other-than-temporary impairment shall be recognized in other comprehensive income.

Overview
Washington Trust offers a comprehensive product line of banking and financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its ATM networks; and its Internet website at www.washtrust.com.

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and other borrowings.  In addition, we generate noninterest income from a number of sources including wealth management services, loan sales and commissions on loans originated for others, deposit services and bank-owned life insurance (“BOLI”).  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, technology and other administrative expenses.

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

We continued to leverage our strong, statewide brand to build market share in Rhode Island whenever possible and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. In 2015, we plan to open two new full-service branches; one in Rumford, Rhode Island, and the other in Providence, Rhode Island.

Opportunities and Risks
A significant portion of the Corporation’s commercial banking and wealth management business is conducted in the Rhode Island and greater southern New England area.  Management recognizes that substantial competition exists in this marketplace and views this as a key business risk.  A substantial portion of the banking industry market share in this region is held by much larger financial institutions with greater resources and larger delivery systems than the Bank.  Market competition also includes the expanded commercial banking presence of credit unions and savings banks.  While these competitive forces will continue to present risk, we have been successful in growing our commercial banking base and wealth management business. Management believes that the breadth of our product line, our size and quality and level of service provide opportunities to compete effectively in our marketplace.

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

Wealth management service revenues, which represented approximately 22% of total revenues in 2014, are largely dependent on the market value of wealth management assets under administration.  These values may be negatively affected by changes in economic conditions and volatility in the financial markets.

Operational risk includes the risk of loss resulting from electronic fraudulent activity due to cyber criminals targeting bank accounts and other customer information, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  Operational risk is discussed above under Item 1A. “Risk Factors.”

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Composition of Earnings
Comparison of 2014 with 2013
Net income for the year ended December 31, 2014, amounted to $40.8 million, or $2.41 per diluted share, an increase of 13% and 12%, respectively, when compared to net income of $36.2 million and $2.16 per diluted share, in 2013. The returns on average equity and average assets for 2014 were 11.87% and 1.23%, respectively, compared to 11.65% and 1.17%, respectively, for 2013.

2014 results included the following transactions:

•	On March 1, 2014, the Corporation sold its merchant processing business line to a third party. The sale resulted in a gain of $6.3 million, after-tax $4.0 million, or 24 cents per diluted share.

•
In connection with this sale, the Corporation incurred divestiture related costs of $355 thousand, after-tax $227 thousand, or 1 cent per diluted share. The majority of the divestiture costs were classified as salaries and employee benefit costs.

•	Washington Trust also prepaid FHLBB advances totaling $99.3 million, resulting in debt prepayment penalty expense of approximately $6.3 million, after-tax $4.0 million, or 24 cents per diluted share.

2013 results included the following transactions:

•
Other-than-temporary impairment (“OTTI”) losses of $3.5 million were recognized on pooled trust preferred debt securities. The net after-tax impact of this was $2.2 million, or 13 cents per diluted share. See additional disclosure regarding OTTI losses in the section in the section “Financial Condition” under the heading “Securities.”

•	Certain junior subordinated debentures were redeemed and as a result, unamortized debt issuance costs of $244 thousand, after-tax $156 thousand, or 1 cent per diluted share, were expensed.

•	Executive severance related expenses of $270 thousand, after-tax $173 thousand, or 1 cent per diluted share, were recognized.

•	Residential mortgage portfolio loans totaling $48.7 million were sold at a gain of $977 thousand, after-tax $626 thousand, or 4 cents per diluted share.

•	Debt prepayment penalty expense of $1.1 million, after-tax $721 thousand, or 4 cents per diluted share, was recognized.

The above mentioned transactions reduced 2014 net income by $245 thousand, or 1 cent per diluted share and reduced 2013 net income by $2.7 million, or 15 cents per diluted share. Excluding these transactions, as well as the merchant processing fee revenue and expenses recognized prior to the consummation of the business line sale, 2014 results reflected growth in net interest income, higher wealth management revenues, lower salaries and employee benefit costs and a decrease in the provision for loan losses, which were partially offset by declines in mortgage banking revenues (net gains on loan sales and commissions on loans originated for others).

Net interest income for 2014 increased by $7.7 million, or 8%, from 2013, largely due to growth in average loan balances and a reduction in funding costs. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.28% for 2014, unchanged from 2013.

The loan loss provision charged to earnings for 2014 amounted to $1.9 million, a decrease of $550 thousand from 2013. Management believes that the level of the provision for loan losses has been consistent with the trends in asset quality and credit quality indicators.

For 2014, wealth management revenues totaled $33.4 million, up by $1.6 million, or 5%, from 2013, largely due to an increase in asset-based revenues.

Net gains on loan sales and commissions on loans originated for others (“mortgage banking revenues”) amounted to $6.8 million in 2014, down by $6.3 million, or 48%, from 2013 largely due to decline in residential mortgage loan sales activity.

Salaries and employee benefit costs, the largest component of noninterest expenses, totaled $58.5 million for 2014 down by $1.5 million, or 3%, from 2013, primarily due to a reduction in defined benefit pension costs.

Income tax expense amounted to $19.0 million for 2014, up by $2.5 million from 2013.  The effective tax rate for 2014 was 31.8%, compared to 31.4% for 2013.

Comparison of 2013 with 2012
Net income for 2013 amounted to $36.2 million, or $2.16 per diluted share, up from $35.1 million, or $2.13 per diluted share, reported for 2012. The returns on average equity and average assets for 2013 were 11.65% and 1.17%, respectively, compared to 11.97% and 1.16%, respectively, for 2012.

The comparison of 2013 earnings to 2012 was impacted by the following:

•	There were no net realized gains on securities in 2013, while there were $1.2 million recognized in 2012.

•	Other-than-temporary impairment (“OTTI”) losses of $3.5 million in 2013, compared to $221 thousand in 2012.

•	Debt prepayment penalty expense of $1.1 million was recognized in 2013, compared to $3.9 million in 2012.

•
Also, in connection with 2013 transactions mentioned above under the caption “Comparison of 2014 with 2013,” unamortized debt issuance costs of $244 thousand were expensed, a gain on sale of residential mortgage portfolio loans of $977 thousand was recorded and executive severance related expenses of $270 thousand were recognized in 2013.

Excluding the above mentioned transactions, the increase in earnings in 2013 reflected higher wealth management revenues and increased net interest income, partially offset by a decline in mortgage banking revenues.

Net interest income for 2013 increased by $1.1 million, or 1%, over 2012, reflecting growth in average loan balances and a reduction in funding costs. The net interest margin was 3.28% for 2013, down from 3.29% reported for 2012.

The loan loss provision charged to earnings for 2013 amounted to $2.4 million, a decrease of $300 thousand from 2012.

For 2013, wealth management revenues totaled $31.8 million, up by $2.2 million, or 7%, over 2012, largely due to an increase of $2.0 million, or 7%, in asset-based revenues.

Mortgage banking revenues amounted to $13.1 million in 2013, down by $1.0 million, or 7%, from 2012 reflecting declines in residential mortgage loan refinancing and sales activity due to relatively higher market interest rates.

Salaries and employee benefit costs totaled $60.1 million for 2013, up by a modest $266 thousand from 2012.

Income tax expense amounted to $16.5 million for 2013, up by $729 thousand from 2012.  The effective tax rate for 2013 was 31.4%, compared to 31.1% for 2012.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as investment securities portfolio, wholesale funding activities, net gain on sale of business line, income from BOLI and administrative expenses are not allocated to the operating segments are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets. Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 17 to the Consolidated Financial Statements for additional disclosure related to business segments.

Comparison of 2014 with 2013
The Commercial Banking segment reported net income of $27.6 million in 2014, a decrease of $1.3 million, or 5%, from 2013. Net interest income for this operating segment increased by $867 thousand, or 1%, from 2013 and was impacted by lower yields on loans as well as narrower spreads in the funds transfer pricing allocation with the Corporate unit. The provision for loan losses totaled $1.9 million, down by $550 thousand from 2013, due to stable and favorable trends in asset quality and credit quality indicators. Noninterest income derived from the Commercial Banking segment totaled $17.6 million for 2014, down by $13.2 million, or 43%, from 2013. The decline in noninterest income was due to lower mortgage banking revenues and a decrease in merchant processing fee revenue, due to the sale of this business line on March 1, 2014. The decrease in merchant processing fee revenue corresponded to a decline in merchant processing costs included in this operating segment’s noninterest expenses. Commercial Banking noninterest expenses for 2014, decreased by $9.4 million, or 15%, from 2013, largely due to declines in merchant processing costs and salaries and benefit costs.

The Wealth Management Services segment reported 2014 net income of $6.1 million, a decrease of $220 thousand, or 3%, from 2013. Noninterest income derived from the Wealth Management Services segment was $33.4 million in 2014, up by $1.6 million, or 5%, compared to 2013.  This increase included a decrease of $834 thousand, or 36%, in transaction‑based revenues, which was offset by an increase of $2.4 million, or 8%, in asset-based revenues. Wealth Management assets under administration totaled $5.07 billion at December 31, 2014, up by 6% from December 31, 2013. Noninterest expenses for the Wealth Management Services segment totaled $23.5 million for 2014, up by $1.7 million, or 8%, from 2013, largely due to increases in salaries and employee benefit costs and outsourced services.

Net income attributable to the Corporate unit amounted to $7.1 million in 2014, compared to $861 thousand in 2013. The Corporate unit’s net interest income for 2014 increased by $6.9 million from 2013, largely due to a favorable change in net funds transfer pricing offsets with the Commercial Banking segment, as well as declining wholesale funding costs in 2014 compared to 2013. Noninterest income for the Corporate unit for 2014 increased by $8.6 million, compared to a year ago. This increase reflected the $6.3 million gain recognized on the 2014 sale of the merchant processing services business line and the $3.5 million other-than-temporary impairment loss recognized in 2013, offset, in part, by the 2013 residential mortgage portfolio loan sale gain of $977 thousand. The Corporate unit’s noninterest expense for 2014 increased by $5.7 million from 2013, due to an increase in debt prepayment penalty expense. See additional discussion regarding these noninterest income and expense items in the “Overview” section under the caption “Composition of Earnings.”

Comparison of 2013 with 2012
The Commercial Banking segment reported net income of $29.0 million in 2013, an increase of $440 thousand, or 2%, from 2012. Commercial Banking net interest income for 2013 increased modestly by $128 thousand from 2012.  The 2013 provision for loan losses totaled $2.4 million, down by $300 thousand from 2012 and consistent with trends in asset quality and credit quality indicators. Noninterest income derived from the Commercial Banking segment totaled $30.8 million for 2013, down by $958 thousand, or 3%, from 2012, largely due to lower mortgage banking revenues. Commercial Banking noninterest expenses for 2013, decreased by $898 thousand, or 1%, from 2012, reflecting a decline in salaries and employee benefit costs.

The Wealth Management Services segment reported 2013 net income of $6.3 million, an increase of $832 thousand, or 15%, from 2012. Noninterest income derived from the Wealth Management Services segment was $31.8 million in 2013, up by $2.2 million, or 7%, compared to 2012.  This included an increase of $216 thousand, or 10%, in transaction‑based revenues and an increase of $2.0 million, or 7%, in asset-based revenues over 2012. The average balance of wealth management assets for the year 2013 was 9% higher than the average balance for 2012. Noninterest expenses for the Wealth Management Services segment totaled $21.8 million for 2013, up by $915 thousand, or 4%, from 2012, largely due to an increase in salaries and employee benefit costs.

Net income attributable to the Corporate unit amounted to $861 thousand in 2013, compared to $1.1 million in 2012. The Corporate unit’s net interest income for 2013 increased by $971 thousand from 2012, largely due to a favorable change in net funds transfer pricing offsets with the Commercial Banking segment and declining wholesale funding costs in 2013 compared to 2012. Noninterest income for the Corporate unit for 2013 decreased by $4.4 million, compared to 2012. This decline was driven by an increase in other‑than‑temporary impairment losses and lower net realized gains on securities in 2013. The Corporate unit’s noninterest income in 2013 also included a gain of $977 thousand recognized on a residential mortgage portfolio loan sale. The Corporate unit’s noninterest expense for 2013 decreased by $3.6 million from 2012, due to a decrease in debt prepayment penalty expense. See additional discussion regarding these noninterest income and expense items in the “Overview” section under the caption “Composition of Earnings.”

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

Comparison of 2014 with 2013
FTE net interest income for 2014 increased by $7.9 million, or 8%, from 2013. The net interest margin was 3.28% in 2014, unchanged from 2013.

Included in these results were the following transactions:

•
In March 2014, FHLBB advances totaling $99.3 million that had a weighted average rate of 3.01% and a weighted average remaining term of thirty-six months were prepaid. Brokered time deposits of $80.0 million and existing on-balance sheet liquidity were utilized for the prepayment of these advances. The brokered time deposits had an initial weighted average cost of 0.93% and weighted average maturity of thirty-five months.

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

Average interest-earning assets amounted to $3.11 billion for 2014, up by 8% from the average balance for 2013, primarily due to loan growth. The yield on average interest-earning assets in 2014 declined by 16 basis points from 2013, reflecting the impact of a sustained low interest rate environment.

Total average loans increased by $243.6 million, or 10%, from 2013, led by growth in average residential real estate mortgage balances. The yield on total loans for 2014 was 4.17%, down by 18 basis points from 2013. The contribution of loan prepayment fees and other fees to the yield on total loans was 5 basis points in both 2014 and 2013. During 2014, yields on new loan originations have been below the average yield of the existing loan portfolio. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, interest rates on total interest-earning assets may continue to decline.

Total average securities for 2014 increased by $4.6 million, from the average balances from a year earlier, reflecting purchases of debt securities offset, in part, by maturities, calls and pay-downs. The FTE rate of return on securities for 2014 decreased by 36 basis points from 2013, due to maturities, calls and pay-downs of higher yielding securities combined with purchases of lower yielding securities.

Average interest-bearing liabilities for 2014 increased by $171.3 million, or 7%, from the average balances in 2013, due to deposit growth offset, in part, by decreases in FHLBB advances. The cost of funds for 2014 declined by 19 basis points from 2013, largely due to declines in the rate paid on FHLBB advances and time deposits.

The average balances of FHLBB advances for in 2014 were down by $47.2 million compared to the average balances in 2013. The average rate paid on such advances 2014 was 2.80% compared to 3.30% in 2013.

Total average interest-bearing deposits in 2014 increased by $139.8 million from the average balances in 2013. This included increases of $83.9 million in average out-of-market wholesale brokered time certificates of deposit. Excluding the increases in wholesale brokered time deposits, growth in average interest-bearing deposits was primarily due to increases in average money market account balances, partially offset by a decrease in average in-market time deposit balances. The average rate paid on interest-bearing deposits for the year ended December 31, 2014 decreased by 4 basis points compared to 2013, due to lower rates on time deposits, offset, in part, by higher rates on money market deposits.

The average balance of noninterest-bearing demand deposits for 2014 increased by $48.5 million, or 13%, compared to 2013.

Comparison of 2013 with 2012
FTE net interest income for 2013 increased by $1.4 million, or 1%, from 2012. The net interest margin decreased by 1 basis point from 3.29% in 2012 to 3.28% in 2013. Included in net interest income were:

•
In 2013, FHLBB advances totaling $24.5 million, with a weighted average interest rate of 2.48% and a weighted average remaining maturity of 42 months were prepaid and as a result, debt prepayment penalty expense of $1.1 million was recognized. The Corporation also modified the terms to extend the maturity dates of $72.5 million of its FHLBB advances with original maturity dates in 2015. The original weighted average interest rate was 3.68% and was revised to 3.09% with maturities ranging from 2017 to 2019.

•	Loan prepayment fees and other fee income of $1.2 million and $715 thousand, respectively, for 2013 and 2012.

•
Accelerated amortization of $244 thousand in debt issuance costs, which was classified as interest expense, resulting from the redemption of $10.3 million of our junior subordinated debentures in 2013. There was no such expense incurred in 2012. See additional disclosure regarding the redemption in the section “Source of Funds.”

Average interest-earning assets amounted to $2.87 billion for 2013, up by 2% from the average balance in 2012.  Total average loans increased by $146.1 million, or 7%, due to growth in both the commercial and residential real estate loan portfolios.  The yield on total loans for 2013 decreased by 28 basis points from 2012, reflecting the impact of a sustained low interest rate environment on loan yields. The contribution of loan prepayment fees and other fees to the yield on total loans was 5 basis points and 4 basis points, respectively, in 2013 and 2012. Total average securities for 2013 decreased by $119.6 million, or 24%, from 2012, due primarily to principal payments received on mortgage-backed securities.  The FTE rate of return on securities for 2013 remained relatively flat compared to the prior year.

Average interest-bearing liabilities for 2013 decreased by $13.2 million, or 1%, from 2012, reflecting decreases in FHLBB advances and time deposits. The average balance of FHLBB advances for 2013 decreased by $144.3 million, or 31%, compared to 2012. See discussion regarding FHLBB advances under the section “Source of Funds.” The weighted average cost of funds for 2013 declined by 24 basis points from 2012, largely due to declines in the rate paid on time deposits. The average balance of noninterest-bearing demand deposits for 2013 increased by $46.3 million, or 14%, compared to 2012.

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

Years ended December 31,	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,382,036	$59,421	4.30	$1,286,029	$59,387	4.62	$1,177,268	$58,823	5.00
Residential real estate loans, including mortgage loans held for sale	904,556	37,033	4.09	767,450	31,752	4.14	733,178	31,974	4.36
Consumer loans	334,368	12,758	3.82	323,847	12,304	3.80	320,828	12,428	3.87
Total loans	2,620,960	109,212	4.17	2,377,326	103,443	4.35	2,231,274	103,225	4.63
Cash, federal funds sold and short-term investments	65,045	128	0.20	72,726	158	0.22	41,359	91	0.22
FHLBB stock	37,730	561	1.49	38,238	148	0.39	40,713	207	0.51
Taxable debt securities	331,514	10,437	3.15	316,440	11,008	3.48	431,024	15,359	3.56
Nontaxable debt securities	55,283	3,267	5.91	65,708	3,889	5.92	69,838	4,115	5.89
Corporate stocks	—	—	—	—	—	—	910	68	7.47
Total securities	386,797	13,704	3.54	382,148	14,897	3.90	501,772	19,542	3.89
Total interest-earning assets	3,110,532	123,605	3.97	2,870,438	118,646	4.13	2,815,118	123,065	4.37
Noninterest-earning assets	210,746			208,463			221,031
Total assets	$3,321,278			$3,078,901			$3,036,149
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$12,988	$—	—	$4,461	$—	—	$—	$—	—
NOW accounts	311,927	190	0.06	291,705	183	0.06	259,595	175	0.07
Money market accounts	768,626	3,054	0.40	569,534	1,749	0.31	430,262	1,078	0.25
Savings accounts	291,880	182	0.06	288,892	186	0.06	261,795	276	0.11
Time deposits (in-market)	637,279	7,380	1.16	728,328	9,144	1.26	794,239	10,842	1.37
Wholesale brokered time deposits	187,325	2,131	1.14	103,401	1,158	1.12	99,235	1,219	1.23
FHLBB advances	274,879	7,698	2.80	322,118	10,643	3.30	466,424	14,956	3.21
Junior subordinated debentures	22,681	964	4.25	27,398	1,484	5.42	32,991	1,570	4.76
Other	157	13	8.28	581	16	2.75	5,093	249	4.87
Total interest-bearing liabilities	2,507,742	21,612	0.86	2,336,418	24,563	1.05	2,349,634	30,365	1.29
Demand deposits	432,857			384,323			338,046
Other liabilities	36,868			47,961			55,382
Shareholders’ equity	343,811			310,199			293,087
Total liabilities and shareholders’ equity	$3,321,278			$3,078,901			$3,036,149
Net interest income		$101,993			$94,083			$92,700
Interest rate spread			3.11			3.08			3.08
Net interest margin			3.28			3.28			3.29

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2014	2013	2012
Commercial loans	$1,370	$962	$569
Nontaxable debt securities	1,118	1,336	1,416
Corporate stocks	—	—	19
Total	$2,488	$2,298	$2,004

Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	2014/2013			2013/2012
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Commercial loans	$4,287	($4,253)	$34	$5,218	($4,654)	$564
Residential real estate loans, including mortgage loans held for sale	5,665	(384)	5,281	1,445	(1,667)	(222)
Consumer loans	391	63	454	111	(235)	(124)
Cash, federal funds sold and short-term investments	(16)	(14)	(30)	67	—	67
FHLBB stock	(2)	415	413	(12)	(47)	(59)
Taxable debt securities	507	(1,078)	(571)	(4,012)	(339)	(4,351)
Nontaxable debt securities	(615)	(7)	(622)	(247)	21	(226)
Corporate stocks	—	—	—	(34)	(34)	(68)
Total interest income	10,217	(5,258)	4,959	2,536	(6,955)	(4,419)
Interest on interest-bearing liabilities:
NOW accounts	7	—	7	28	(20)	8
Money market accounts	713	592	1,305	385	286	671
Savings accounts	(4)	—	(4)	32	(122)	(90)
Time deposits (in-market)	(1,079)	(685)	(1,764)	(857)	(840)	(1,697)
Wholesale brokered time deposits	952	21	973	50	(112)	(62)
FHLBB advances	(1,448)	(1,497)	(2,945)	(4,724)	411	(4,313)
Junior subordinated debentures	(231)	(289)	(520)	(287)	201	(86)
Other	(18)	15	(3)	(156)	(77)	(233)
Total interest expense	(1,108)	(1,843)	(2,951)	(5,529)	(273)	(5,802)
Net interest income	$11,325	($3,415)	$7,910	$8,065	($6,682)	$1,383

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

The provision for loan losses charged to earnings amounted to $1.9 million, $2.4 million and $2.7 million in 2014, 2013 and 2012, respectively. In 2014, net charge-offs totaled $1.7 million, or 0.07% of average loans. In 2013, net charge-offs were $5.4 million, or 0.23% of average loans and included a $4.0 million charge-off recognized on one commercial mortgage loan. In 2012, net charge-offs were $1.6 million, or 0.07% of average loans.

The allowance for loan losses was $28.0 million, or 0.98% of total loans, at December 31, 2014, compared to $27.9 million, or 1.13% of total loans, at December 31, 2013. The decline in the ratio of the allowance for loan losses to total loans reflects stable and favorable trends in asset quality and credit quality metrics. See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)				2014/2013		2013/2012
	Years Ended December 31,			Change		Change
	2014	2013	2012	$	%	$	%
Noninterest income:
Wealth management revenues	$33,378	$31,825	$29,641	$1,553	5%	$2,184	7%
Merchant processing fees	1,291	10,220	10,159	(8,929)	(87)	61	1
Net gains on loan sales and commissions on loans originated for others	6,802	13,085	14,092	(6,283)	(48)	(1,007)	(7)
Service charges on deposit accounts	3,395	3,256	3,193	139	4	63	2
Card interchange fees	3,057	2,788	2,480	269	10	308	12
Income from bank-owned life insurance	1,846	1,850	2,448	(4)	—	(598)	(24)
Net realized gains on securities	—	—	1,223	—	—	(1,223)	(100)
Net gains on interest rate swap contracts	1,136	951	255	185	19	696	273
Equity in earnings (losses) of unconsolidated subsidiaries	(276)	(107)	196	(169)	158	(303)	(155)
Net gain on sale of business line	6,265	—	—	6,265	100	—	—
Other income	2,121	1,701	1,748	420	25	(47)	(3)
Noninterest income, excluding other-than-temporary impairment losses	59,015	65,569	65,435	(6,554)	(10)	134	—
Total other-than-temporary impairment losses on securities	—	(294)	(28)	294	(100)	(266)	950
Portion of loss recognized in other comprehensive income (before taxes)	—	(3,195)	(193)	3,195	(100)	(3,002)	1,555
Net impairment losses recognized in earnings	—	(3,489)	(221)	3,489	(100)	(3,268)	1,479
Total noninterest income	$59,015	$62,080	$65,214	($3,065)	(5)%	($3,134)	(5)%
Comparison of 2014 with 2013
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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)				2014/2013		2013/2012
	Years Ended December 31,			Change		Change
	2014	2013	2012	$	%	$	%
Wealth management revenues:
Trust and investment management fees	$27,554	$25,224	$23,465	$2,330	9%	$1,759	7%
Mutual fund fees	4,335	4,278	4,069	57	1	209	5
Asset-based revenues	31,889	29,502	27,534	2,387	8	1,968	7
Transaction-based revenues	1,489	2,323	2,107	(834)	(36)	216	10
Total wealth management revenues	$33,378	$31,825	$29,641	$1,553	5%	$2,184	7%

The following table presents the changes in wealth management assets under administration for the years indicated:

(Dollars in thousands)	2014	2013	2012
Balance at the beginning of year	$4,781,958	$4,199,640	$3,900,061
Net investment appreciation & income	258,120	632,681	315,799
Net client cash flows	29,888	(50,363)	(16,220)
Balance at the end of year	$5,069,966	$4,781,958	$4,199,640

Wealth management revenues for 2014 were $33.4 million, up by $1.6 million, or 5%, from 2013.  Transaction-based revenues decreased by $834 thousand, or 36%, in 2014, due to a decline in insurance commission income. This decrease was offset by an increase of $2.4 million, or 8%, in asset-based revenues in 2014. Wealth Management assets under administration amounted to $5.07 billion at December 31, 2014, up by $288.0 million, or 6%, from the end of 2013, due primarily to net investment appreciation and income.

As disclosed in the “Overview” section under the caption “Composition of Earnings,” the Corporation sold its merchant processing services business line on March 1, 2014, resulting in a net gain on sale of business line of $6.3 million. Prior to the consummation of this business line sale, merchant processing fee revenues of $1.3 million were recognized in the first quarter of 2014. See the discussion below regarding the corresponding merchant processing costs under the caption “Noninterest Expense.”

Card interchange fees (fee income related to debit card transactions) increased by $269 thousand, or 10%, from 2013, largely due to increased transaction volume.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Mortgage banking revenues totaled $6.8 million in 2014, down by $6.3 million, or 48%, from 2013, including the impact of a 2013 residential mortgage portfolio loan sale, in which loans totaling $48.7 million were sold from portfolio at a gain of $977 thousand. Excluding this 2013 portfolio sale, the decline in mortgage banking revenues was due to a lower level of sale activity. Mortgage refinancing activity decreased in response to a rise in rates in the latter portion of 2013. In addition, regulatory changes that became effective in 2014 regarding underwriting standards for residential mortgages adversely affected the secondary market. Residential mortgages sold to the secondary market, including brokered loans and excluding the 2013 portfolio loan sale, totaled $313.4 million and $465.2 million, respectively, in 2014 and 2013.

Other noninterest income increased by $420 thousand, or 25%, in 2014, due to the recognition of merchant referral fee revenue of $180 thousand as described in Note 22 to the Consolidated Financial Statements, the recognition of a gain of $131 thousand on the sale of a nonaccrual commercial mortgage loan described in the Asset Quality section under the caption “Nonaccrual Loans” and income of $160 thousand recognized as a result of a successful claim against a third-party.

There were no OTTI losses recognized on investment securities in 2014, compared to $3.5 million in 2013. See additional discussion of OTTI losses in the “Financial Condition” section under the caption “Securities” below.

Comparison of 2013 with 2012
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

Mortgage banking revenues totaled $13.1 million in 2013, down by $1.0 million, or 7%, from 2012, largely reflecting declines in refinancing and sales activity due to relatively higher market interest rates. Also included in mortgage banking revenues in 2013 was a gain of $977 thousand recognized on the sale of $48.7 million of residential mortgage portfolio loans that had a weighted average rate of 3.94% and a weighted average contractual maturity of 24 years. Included in this portfolio loans sale gain was $456 thousand attributable to mortgage servicing rights retained. The primary purpose of the portfolio loan sale was to reduce the interest rate exposure associated with holding longer term fixed rate assets in a rising rate environment. We do not have a practice of selling loans from portfolio and except for this sale, we have not sold any packages of loans from our portfolio in many years.

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

For 2013 and 2012, total OTTI losses recognized on investment securities totaled $3.5 million and $221 thousand, respectively. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)				2014/2013		2013/2012
	Years Ended December 31,			Change		Change
	2014	2013	2012	$	%	$	%
Noninterest expense:
Salaries and employee benefits	$58,530	$60,052	$59,786	($1,522)	(3)%	$266	—%
Net occupancy	6,312	5,769	6,039	543	9	(270)	(4)
Equipment	4,903	4,847	4,640	56	1	207	4
Merchant processing costs	1,050	8,682	8,593	(7,632)	(88)	89	1
Outsourced services	4,483	3,662	3,560	821	22	102	3
Legal, audit and professional fees	2,336	2,330	2,240	6	—	90	4
FDIC deposit insurance costs	1,762	1,761	1,730	1	—	31	2
Advertising and promotion	1,546	1,464	1,730	82	6	(266)	(15)
Amortization of intangibles	644	680	728	(36)	(5)	(48)	(7)
Foreclosed property costs	43	258	762	(215)	(83)	(504)	(66)
Debt prepayment penalties	6,294	1,125	3,908	5,169	459	(2,783)	(71)
Other	8,944	8,155	8,622	789	10	(467)	(5)
Total noninterest expense	$96,847	$98,785	$102,338	($1,938)	(2)%	($3,553)	(3)%

Comparison of 2014 with 2013
For 2014, salaries and employee benefit expense totaled $58.5 million, down by $1.5 million, or 3% from 2013. This decline reflected a reduction in defined benefit pension costs, which was principally due to a plan amendment adopted in the third quarter of 2013 and a higher discount rate in 2014 compared to 2013.

Net occupancy expense for 2014 increased by $543 thousand, or 9%, compared to 2013, largely due to increased rental expense and other occupancy costs associated with a de novo branch opened in 2014 and residential mortgage lending offices that opened in the latter portion of 2013.

As disclosed in the “Overview” section under the heading “Composition of Earnings,” the merchant processing services business line was sold in March 2014. Prior to the consummation of this business line sale, merchant processing costs of $1.1 million were recognized in the first quarter of 2014. See the discussion above regarding corresponding merchant processing fees under the caption “Noninterest Income.”

Outsourced services totaled $4.5 million in 2014, up by $821 thousand, or 22%, from 2013, reflecting an expansion of services utilized in our wealth management area and services utilized in support of deposit products.

Foreclosed property costs amounted to $43 thousand in 2014, down by $215 thousand, or 83%, from 2013, reflecting relatively faster disposition of foreclosed properties.

The prepayment of FHLBB advances in 2014 and 2013 resulted in debt prepayment penalty expense of $6.3 million and $1.1 million, respectively. See additional discussion regarding FHLBB advances under the section “Sources of Funds.”

Other noninterest expenses amounted to $8.9 million in 2014, up by $789 thousand, or 10%, from 2013. The increase includes higher costs associated with business development efforts and other matters.

Comparison of 2013 with 2012
For 2013, salaries and employee benefit expense totaled $60.1 million, up modestly by $266 thousand from 2012. Included in salaries and employee benefit expense were severance related costs of $648 thousand and $75 thousand, respectively, in 2013 and 2012. Excluding the impact of severance related costs, salaries and employee benefit expense declined by $307 thousand, or 1%. This decline includes a reduction in defined benefit pension costs.

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

Foreclosed property costs amounted to $258 thousand in 2013, down by $504 thousand, or 66%, from 2012, reflecting declines in foreclosure activity.

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

Income Taxes
Income tax expense for 2014, 2013 and 2012 totaled $19.0 million, $16.5 million and $15.8 million, respectively.  The effective tax rates for 2014, 2013 and 2012 were 31.8%, 31.4% and 31.1%, respectively.  The increase in the effective tax rate reflected a higher proportion of taxable income to pre-tax book income.  The effective tax rates differed from the federal rate of 35.0% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

The Corporation’s net deferred tax assets amounted to $15.0 million at December 31, 2014, up from $12.8 million at December 31, 2013, largely due to an increase in the deferred tax asset related to defined benefit pension obligations. See Note 15 to the Consolidated Financial Statements for additional disclosure regarding the Corporation’s defined benefit pension plans.

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

Financial Condition
Summary
Total assets amounted to $3.59 billion at December 31, 2014, an increase of $398.0 million, or 12%, from the end of 2013, due to net loan growth. In 2014, total loans increased by $396.4 million, or 16%, with growth in both the residential real estate and commercial loan portfolios. Total loans amounted to $2.86 billion, or 80% of total assets, at December 31, 2014.

Nonperforming assets as a percentage of total assets amounted to 0.48% and 0.62%, respectively, at December 31, 2014 and 2013. While overall credit quality continues to be affected by relatively weak economic conditions, we have noted stable and favorable trends in many of our asset and credit quality indicators.

In 2014, total deposits increased by $249.5 million, or 10%, including a net increase of $201.1 million in out-of-market wholesale brokered time certificates of deposit. FHLBB advances increased by $118.2 million in 2014.

Shareholders’ equity totaled $346.3 million at December 31, 2014, up by $16.6 million from December 31, 2013.  Capital levels continue to exceed the the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 12.56% at December 31, 2014, compared to 13.29% at December 31, 2013.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2014 and 2013, the Corporation did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 4 and 14 to the Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$31,172	9%	$55,115	14%	$31,670	8%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	245,366	68	238,355	61	231,233	62
Obligations of states and political subdivisions	49,176	14	62,859	16	72,620	19
Individual name issuer trust preferred debt securities	25,774	7	24,684	6	24,751	7
Pooled trust preferred debt securities	—	—	547	—	843	—
Corporate bonds	6,174	2	11,343	3	14,381	4
Total securities available for sale	$357,662	100%	$392,903	100%	$375,498	100%

(Dollars in thousands)
December 31,	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$25,222	100%	$29,905	100%	$40,381	100%
Total securities held to maturity	$25,222	100%	$29,905	100%	$40,381	100%

As of December 31, 2014, the securities portfolio totaled $382.9 million, down by $39.9 million from December 31, 2013, reflecting maturities, calls and principal repayments of debt securities, partially offset by purchases. See additional disclosure regarding investment activities in the Corporation’s Consolidated Statements of Cash Flows.

The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. Government agencies or U.S. Government-sponsored enterprises.

At December 31, 2014 and 2013, the net unrealized gain position on securities available for sale and held to maturity amounted to $7.4 million and $5.0 million, respectively, and included gross unrealized losses of $5.0 million and $6.6 million, respectively, as of December 31, 2014 and 2013.  Nearly all of these gross unrealized losses were concentrated in variable rate trust preferred securities issued by financial services companies.

Obligations of States and Political Subdivisions
The carrying amount of obligations of states and political subdivisions included in our securities portfolio at December 31, 2014 totaled $49.2 million. The following table presents obligations of states and political subdivisions by geographic location:

(Dollars in thousands)
December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New Jersey	$28,625	$955	$—	$29,580
New York	8,073	277	—	8,350
Pennsylvania	3,962	109	—	4,071
Illinois	3,301	53	—	3,354
Other	3,686	135	—	3,821
Total	$47,647	$1,529	$—	$49,176

The following table presents obligations of states and political subdivisions by category:

(Dollars in thousands)
December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
General obligations	$43,932	$1,421	$—	$45,353
Revenue obligations (a)	3,715	108	—	3,823
Total	$47,647	$1,529	$—	$49,176

(a)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of seven individual name issuers in the financial industry.  The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Issuer Trust Preferred Securities

(Dollars in thousands)	December 31, 2014				Credit Ratings
Named Issuer		Amortized Cost	Fair Value	Unrealized Loss	December 31, 2014		Form 10-K Filing Date
(parent holding company)	(a)				Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,767	$8,240	($1,527)	Baa2	BBB-	Baa2	BBB-
Bank of America Corporation	3	5,769	4,700	(1,069)	Ba1	BB	Ba1	BB	(b)
Wells Fargo & Company	2	5,143	4,410	(733)	A3/Baa1	BBB+/BBB	A3/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,174	3,444	(730)	Baa3	BB+	Baa3	BB+	(b)
Northern Trust Corporation	1	1,985	1,680	(305)	Baa1	BBB+	Baa1	BBB+
State Street Corporation	1	1,976	1,700	(276)	A3	BBB	A3	BBB
Huntington Bancshares Incorporated	1	1,939	1,600	(339)	Baa3	BB	Baa3	BB	(b)
Totals	11	$30,753	$25,774	($4,979)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment. We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums. Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report. We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report. Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed. Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports. This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations. Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments. Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

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

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

(Dollars in thousands)
Years ended December 31,	2014	2013	2012
Pooled trust preferred securities:
Tropic CDO 1, tranche A4L	$—	$2,772	$221
Preferred Term Securities [PreTSL] XXV, tranche C1	—	717	—
Other-than-temporary impairment losses recognized in earnings	$—	$3,489	$221

Investment in Bank-Owned Life Insurance
BOLI amounted to $63.5 million and $56.7 million at December 31, 2014 and 2013, respectively.  In the third quarter of 2014, Washington Trust purchased an additional $5.0 million of bank-owned life insurance policy contracts. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A3” or better by Moody’s at December 31, 2014.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Loans
Total loans amounted to $2.86 billion at December 31, 2014.  In 2014, loans grew by $396.4 million, or 16%, with increases of $172.2 million in the commercial loan portfolio, $212.7 million in the residential real estate portfolio and $11.5 million in consumer loans.

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Mortgages (1)	$843,978	30%	$796,249	32%	$710,813	31%	$624,813	29%	$518,623	26%
Construction & development (2)	79,592	3	36,289	1	27,842	1	10,955	1	47,335	2
Commercial & industrial (3)	611,918	21	530,797	22	513,764	23	488,860	22	461,107	23
Total commercial	1,535,488	54	1,363,335	55	1,252,419	55	1,124,628	52	1,027,065	51
Residential real estate:
Mortgages	948,731	33	749,163	30	692,798	30	678,582	32	634,739	31
Homeowner construction	36,684	1	23,511	1	24,883	1	21,832	1	10,281	1
Total residential real estate	985,415	34	772,674	31	717,681	31	700,414	33	645,020	32
Consumer:
Home equity lines	242,480	8	231,362	9	226,861	10	223,430	10	218,288	11
Home equity loans	46,967	2	40,212	2	39,329	2	43,121	2	50,624	3
Other (4)	48,926	2	55,301	3	57,713	2	55,566	3	54,641	3
Total consumer loans	338,373	12	326,875	14	323,903	14	322,117	15	323,553	17
Total loans	$2,859,276	100%	$2,462,884	100%	$2,294,003	100%	$2,147,159	100%	$1,995,638	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Consumer installment loans and loans secured by general aviation aircraft and automobiles.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2014 follows:

(Dollars in thousands)	Commercial			Residential Real Estate
	Mortgages	Construction	C&I (1)	Mortgages	Homeowner Construction (2)	Consumer	Total
Amounts due in:
One year or less	$117,499	$18,471	$122,868	$27,691	$686	$9,625	$296,840
After one year to five years	418,063	33,976	321,380	119,347	4,803	36,249	933,818
After five years	308,416	27,145	167,670	801,693	31,195	292,499	1,628,618
Total	$843,978	$79,592	$611,918	$948,731	$36,684	$338,373	$2,859,276

Interest rate terms on amounts due after one year:
Predetermined rates	$201,054	$295	$244,556	$375,006	$32,013	$73,693	$926,617
Floating or adjustable rates	525,425	60,826	244,494	546,034	3,985	255,055	1,635,819

(1)	Commercial & industrial loans.

(2)	Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Commercial Loans
Commercial loans fall into two major categories, commercial real estate and commercial and industrial loans. Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loans is also collateralized by real estate.  Commercial and industrial loans also include tax exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $923.6 million at December 31, 2014, an increase of $91.0 million, or 11%, from the $832.5 million balance at December 31, 2013.  Included in these amounts were construction and development loans of $79.6 million and $36.3 million, respectively, at December 31, 2014 and December 31, 2013. The growth in commercial real estate loans was in large part due to enhanced business cultivation efforts with new and existing borrowers, with an emphasis on larger loan balances to borrowers or groups of related borrowers.

Commercial real estate loans are secured by a variety of property types, with approximately 84% of the total at December 31, 2014 composed of office buildings, retail facilities, commercial mixed use, multi-family dwellings, lodging and industrial & warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$861,422	93%	$791,682	95%
New York, New Jersey, Pennsylvania	53,625	6	32,126	4
New Hampshire	8,523	1	8,730	1
Total	$923,570	100%	$832,538	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $611.9 million at December 31, 2014, an increase of $81.1 million, or 15%, from December 31, 2013. This increase consisted of loans to new customers, additional extensions of credit to existing borrowers and additional advances on lines of credit with existing borrowers. A substantial portion of the growth in this portfolio was attributable to higher balance relationships. This portfolio includes loans to a variety of business types.  Approximately 79% of the total portfolio is composed of owner occupied and other real estate, health care and social assistance, manufacturing, retail trade, professional, scientific and technical, accommodation and food services, public administration, entertainment and recreation, construction businesses, and wholesale trade businesses.

Residential Real Estate Loans
Residential real estate loans amounted to $985.4 million at December 31, 2014, an increase of $212.7 million from December 31, 2013. Washington Trust originates residential real estate mortgages within our general market area of southern New England for portfolio and for sale in the secondary market. In recent years, the mortgage origination business has been expanded beyond our bank branch network, which is primarily located in Rhode Island, through the addition of residential mortgage lending offices in eastern Massachusetts and Connecticut. In 2014, approximately 64% of our mortgage origination volume was generated by our offices outside of Rhode Island. We also originate residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  Total residential real estate loan originations for retention in portfolio were $353.5 million and $303.4 million, respectively, for 2014 and 2013. Total residential real estate loan originations for sale to the secondary market, including loans originated in a broker capacity and excluding the September 2013 portfolio loan sale, were $346.9 million and $426.9 million, respectively, for 2014 and 2013.

Loans are sold with servicing retained or released.  In recent years, we began to retain servicing on a higher proportion of loans sold to the secondary market. In general, loans sold with the retention of servicing yield a larger gain on sale due to the capitalization of servicing rights, which are subsequently amortized over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.0 million and $2.7 million, respectively, as of December 31, 2014 and December 31, 2013. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounts to $378.8 million and $310.7 million, respectively, as of December 31, 2014 and December 31, 2013.

Prior to March 2009, Washington Trust had periodically purchased one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions were individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $32.8 million and $42.6 million, respectively, as of December 31, 2014 and 2013.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$965,452	98.1%	$751,932	97.3%
New Hampshire	10,204	1.0	7,900	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	5,096	0.5	6,972	0.9
Ohio	1,812	0.2	2,509	0.3
Washington, Oregon	1,331	0.1	1,356	0.2
Georgia	1,062	0.1	1,083	0.1
Other	458	—	922	0.2
Total	$985,415	100.0%	$772,674	100.0%

Consumer Loans
Consumer loans amounted to $338.4 million at December 31, 2014, up $11.5 million from December 31, 2013.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 86% of the total consumer portfolio at December 31, 2014.  The Bank estimates that approximately 69% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the allowance for loan losses. The Audit Committee also approves the policy and methodology for establishing the allowance for loan losses. These committees report the results of their respective oversight functions to the Bank’s Board of Directors.  In addition, the Board reviews information concerning asset quality measurements and trends on a regular basis.

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)
December 31,	2014	2013	2012	2011	2010
Nonaccrual loans:
Commercial mortgages	$5,315	$7,492	$10,681	$5,709	$6,624
Commercial construction and development	—	—	—	—	—
Commercial & industrial	1,969	1,291	4,412	3,708	5,259
Residential real estate	7,124	8,315	6,158	10,614	6,414
Consumer	1,537	1,204	1,292	1,206	213
Total nonaccrual loans	15,945	18,302	22,543	21,237	18,510
Nonaccrual investment securities	—	547	843	887	806
Property acquired through foreclosure or repossession, net	1,176	932	2,047	2,647	3,644
Total nonperforming assets	$17,121	$19,781	$25,433	$24,771	$22,960
Nonperforming assets to total assets	0.48%	0.62%	0.83%	0.81%	0.79%
Nonaccrual loans to total loans	0.56%	0.74%	0.98%	0.99%	0.93%
Total past due loans to total loans	0.63%	0.89%	1.22%	1.22%	1.27%
Accruing loans 90 days or more past due	$—	$—	$—	$—	$—

Nonperforming assets totaled $17.1 million, or 0.48% of total assets, at December 31, 2014 compared to $19.8 million, or 0.62% of total assets, at December 31, 2013. This decrease primarily reflects a $2.4 million decline in nonaccrual loans during 2014. Property acquired through foreclosure or repossession amounted to $1.2 million at December 31, 2014, compared to $932 thousand at the end of 2013.  The balance at December 31, 2014 consisted of four residential properties and two commercial properties. Prior to 2014, nonaccrual investment securities were comprised of two pooled trust preferred securities.  See additional information in the section “Financial Condition” under the heading “Securities.”

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more past due with respect to principal and/or interest or sooner if considered appropriate by management.  Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  Interest previously accrued, but uncollected, is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income, depending on management’s assessment of the ultimate collectibility of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible. During 2014, the Corporation made no significant changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status. There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2014.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1.3 million, $1.8 million and $1.8 million in 2014, 2013 and 2012, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $455 thousand, $400 thousand and $679 thousand in 2014, 2013 and 2012, respectively.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	December 31, 2014				December 31, 2013
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$5,315	$—	$5,315	0.63%	$7,492	$—	$7,492	0.94%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	181	1,788	1,969	0.32	731	560	1,291	0.24
Residential real estate mortgages	3,284	3,840	7,124	0.72	5,633	2,682	8,315	1.08
Consumer	897	640	1,537	0.45	656	548	1,204	0.37
Total nonaccrual loans	$9,677	$6,268	$15,945	0.56%	$14,512	$3,790	$18,302	0.74%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

Approximately 78% of total nonaccrual loans at December 31, 2014 consisted of commercial mortgages and residential real estate mortgages.

Nonaccrual commercial mortgage loans were $5.3 million at December 31, 2014, down by $2.4 million in 2014. All of the nonaccrual commercial mortgage loans were located in Rhode Island and Connecticut.

As of December 31, 2014, the largest nonaccrual relationship in the commercial mortgage category was comprised of one troubled debt restructured loan with a carrying value of $4.9 million, which was classified into nonaccrual status in the third quarter of 2014 because the borrower failed to perform in accordance with the terms of the restructuring. This loan is secured by commercial property and is collateral dependent. Based on the estimated fair value of the underlying collateral, an $854 thousand loss allocation was deemed necessary at December 31, 2014.

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

Nonaccrual residential real estate loans decreased by $1.2 million from the balance at the end of 2013. As of December 31, 2014, the $7.1 million balance of nonaccrual residential real estate loans included 31 loans with $6.7 million located in Rhode Island, Connecticut and Massachusetts.  The loss allocation on total nonaccrual residential real estate loans was $1.1 million at December 31, 2014.  Included in total nonaccrual residential real estate loans at December 31, 2014 were 11 loans purchased for portfolio and serviced by others amounting to $2.9 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)
December 31,	2014		2013
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$5,315	0.63%	$7,492	0.94%
Construction & development	—	—	—	—
Commercial & industrial	3,519	0.58	1,309	0.25
Residential real estate	7,048	0.72	10,958	1.42
Consumer	2,196	0.65	2,144	0.66
Total past due loans	$18,078	0.63%	$21,903	0.89%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2014, total past due loans amounted to $18.1 million, or 0.63% of total loans, compared to $21.9 million, or 0.89%, at December 31, 2013.

Included in past due loans as of December 31, 2014 were nonaccrual loans of $12.7 million.  All loans 90 days or more past due at December 31, 2014 and 2013 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of December 31, 2014, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below. See Note 5 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)
December 31,	2014	2013	2012	2011	2010
Accruing troubled debt restructured loans:
Commercial mortgages	$9,676	$22,800	$9,569	$6,389	$11,736
Commercial & industrial	954	1,265	6,577	6,625	4,594
Residential real estate	1,252	1,442	1,123	1,481	2,863
Consumer	135	236	154	171	509
Accruing troubled debt restructured loans	12,017	25,743	17,423	14,666	19,702
Nonaccrual troubled debt restructured loans:
Commercial mortgages	4,898	—	—	91	1,302
Commercial & industrial	1,193	542	2,063	2,154	431
Residential real estate	248	—	688	2,615	948
Consumer	—	38	44	106	41
Nonaccrual troubled debt restructured loans	6,339	580	2,795	4,966	2,722
Total troubled debt restructured loans	$18,356	$26,323	$20,218	$19,632	$22,424

As of December 31, 2014, loans classified as troubled debt restructurings totaled $18.4 million, down by $8.0 million from the balance at December 31, 2013, due to the payoff of an accruing troubled debt restructured commercial mortgage loan that had a carrying amount of $8.1 million at December 31, 2013.

As of December 31, 2014, 78% of the troubled debt restructured loans consisted of two relationships. The largest troubled debt restructured relationship at December 31, 2014 consisted of an accruing commercial mortgage relationship with a carrying value of $9.4 million, secured by mixed use properties. The restructuring took place in the second quarter of 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. At December 31, 2014, the second largest troubled debt restructured relationship consisted of a commercial mortgage with a carrying value of $4.9 million, secured by commercial property. The restructuring took place in the third quarter of 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. In connection with this restructuring, a principal paydown of $1.2 million was provided by the borrower during the third quarter of 2013. This troubled debt restructuring loan was classified into nonaccrual status in the third quarter of 2014. See additional disclosure about this relationship above under the caption “Nonaccrual Loans.”

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2014 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses. The Corporation has identified approximately $1.2 million in potential problem loans at December 31, 2014, compared to $931 thousand at December 31, 2013. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at December 31, 2014 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, (1) identification of loss allocations for individual loans deemed to be impaired, (2) application of loss allocation factors for non-impaired loans based on credit grade, historical loss experience, estimated loss emergence period and delinquency status, with adjustments for various exposures not adequately presented in historical loss experience, and (3) an unallocated allowance maintained for measurement imprecision associated with impaired and nonaccrual loans. We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  Revisions to loss allocation factors are not retroactively applied. We analyze historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios and the related estimate of the loss emergence period as of the balance sheet date.

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)
December 31,	2014	2013
Collateral dependent impaired loans (1)	$19,761	$21,940
Impaired loans measured on discounted cash flow method (2)	2,258	15,553
Total impaired loans	$22,019	$37,493

(1)	Net of partial charge-offs of $530 thousand and $2.4 million, respectively, at December 31, 2014 and 2013.

(2)	Net of partial charge-offs of $264 thousand and $141 thousand, respectively, at December 31, 2014 and 2013.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired that are individually evaluated for impairment. The loss allocation on impaired loans amounted to $1.6 million and $1.5 million, respectively, at December 31, 2014 and 2013.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

Other individual commercial loans not deemed to be impaired are evaluated using the internal rating system and the application of loss allocation factors.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral and the adequacy of guarantees.  Portfolios of more homogeneous populations of loans including residential mortgages and consumer loans are analyzed as groups, with loss allocation factors assigned to each group based on delinquency status. Loss allocation factors are also adjusted for various exposures not adequately presented in historical loss experience. See additional disclosure under the caption “Credit Quality Indicators” in Note 5 to the Consolidated Financial Statements.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses as of the dates indicated.

(Dollars in thousands)	December 31, 2014			December 31, 2013
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$22,019	$1,583	7.19%	$37,493	$1,481	3.95%
Loans collectively evaluated for impairment	2,837,257	24,049	0.85	2,425,391	23,720	0.98
Unallocated	—	2,391	—	—	2,685	—
Total	$2,859,276	$28,023	0.98%	$2,462,884	$27,886	1.13%

For 2014 and 2013, the loan loss provision totaled $1.9 million and $2.4 million, respectively.  Net charge-offs were $1.7 million, or 0.07% of average loans in 2014, and $5.4 million, or 0.23%, of average loans, in 2013.  Net charge-offs in 2014 included an $853 thousand charge-off recognized in the first quarter on one commercial mortgage relationship. Net charge-offs in 2013 included a $4.0 million charge-off recognized in the second quarter on one commercial mortgage loan.

As of December 31, 2014, the allowance for loan losses was $28.0 million, or 0.98% of total loans, compared to $27.9 million, or 1.13% of total loans, at December 31, 2013.  The decline in the ratio of the allowance for loan losses to total loans reflects stable and favorable trends in asset quality and credit quality metrics. See Note 5 to the Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”

The following table reflects the activity in the allowance for loan losses during the years presented:

(Dollars in thousands)
December 31,	2014	2013	2012	2011	2010
Balance at beginning of period	$27,886	$30,873	$29,802	$28,583	$27,400
Charge-offs:
Commercial:
Mortgages	977	5,213	485	960	1,284
Construction and development	—	—	—	—	—
Commercial & industrial	558	358	1,179	1,685	2,983
Residential real estate:
Mortgages	132	128	367	641	646
Homeowner construction	—	—	—	—	—
Consumer	282	323	304	548	489
Total charge-offs	1,949	6,022	2,335	3,834	5,402
Recoveries:
Commercial:
Mortgages	24	380	442	7	132
Construction and development	—	—	—	—	—
Commercial & industrial	86	153	103	311	196
Residential real estate:
Mortgages	51	3	110	4	233
Homeowner construction	—	—	—	—	—
Consumer	75	99	51	31	24
Total recoveries	236	635	706	353	585
Net charge-offs	1,713	5,387	1,629	3,481	4,817
Provision charged to earnings	1,850	2,400	2,700	4,700	6,000
Balance at end of period	$28,023	$27,886	$30,873	$29,802	$28,583
Net charge-offs (recoveries) to average loans	0.07%	0.23%	0.07%	0.17%	0.24%

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends.

(Dollars in thousands)
December 31,	2014		2013		2012		2011		2010
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$8,202	30%	$8,022	32%	$9,817	31%	$8,580	29%	$7,678	26%
Construction & development	1,300	3	383	1	224	1	95	1	723	2
Commercial & industrial	7,987	21	7,835	22	8,934	23	8,709	22	9,208	23
Residential real estate:
Mortgages	5,228	33	6,321	30	6,291	30	6,748	32	5,721	31
Homeowner construction	202	1	129	1	137	1	119	1	48	1
Consumer	2,713	12	2,511	14	2,684	14	2,452	15	2,202	17
Unallocated	2,391		2,685		2,786		3,099		3,003
Balance at end of period	$28,023	100%	$27,886	100%	$30,873	100%	$29,802	100%	$28,583	100%

(1)	Percentage of allocated allowance for loan losses to the total loans outstanding within the respective category.

Prior to December 31, 2014, the unallocated allowance also included amounts for management’s qualitative and quantitative assessment of certain other loan portfolio risks not captured in other components of the allowance. The allocation of the allowance for loan losses presented above has been revised to conform to the 2014 presentation of the unallocated allowance. This reclassification to the appropriate loan portfolios resulted in reductions of $5.2 million, $5.5 million, $5.1 million and $5.0 million, respectively, in the unallocated allowance previously reported as of December 31, 2013, 2012, 2011 and 2010.

Sources of Funds
Our sources of funds include deposits, brokered time certificates of deposit, FHLBB borrowings, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

Management’s preferred strategy for funding asset growth is to grow low-cost deposits, including demand deposit, NOW and savings accounts.  Asset growth in excess of low-cost deposits is typically funded through higher-cost deposits (including time certificates of deposit and money market accounts), brokered time certificates of deposit, FHLBB borrowings and securities portfolio cash flow.

Deposits
Washington Trust offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue.

Washington Trust is a participant in the Insured Cash Sweep (“ICS”) program, Demand Deposit Marketplace (“DDM”) program, and the Certificate of Deposit Account Registry Service (“CDARS”) program. Washington Trust uses these deposit sweep services to place customer funds into interest-bearing demand accounts, money market accounts, and/or time certificates of deposits issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. ICS, DDM and CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.

Total deposits amounted to $2.75 billion at December 31, 2014, up by $249.5 million, or 10%, from December 31, 2013. This included a net increase of $201.1 million of out-of-market brokered time certificates of deposit. Excluding out-of-market brokered time certificates of deposit, in-market deposits were up by $48.4 million, or 2%, in 2014, reflecting growth in money market accounts and demand deposits, partially offset by declines in in-market time deposits.

Demand deposits totaled $459.9 million at December 31, 2014, up by $19.1 million, or 4%, from the balance at December 31, 2013.  Also included in demand deposits at December 31, 2014 were DDM reciprocal demand deposits of $33.4 million, up from $11.3 million at the end of 2013.

NOW account balances increased by $16.6 million, or 5%, and totaled $326.4 million at December 31, 2014.

Savings deposits decreased by $5.6 million, or 2%, and amounted to $291.7 million at December 31, 2014.

Money market accounts totaled $802.8 million at December 31, 2014, up by $136.1 million, or 20%, from December 31, 2013. Included in money market deposits were ICS reciprocal money market deposits totaling $267.9 million at December 31, 2014, up from $202.4 million at December 31, 2013.

Time deposits amounted to $874.1 million at December 31, 2014, up by $83.3 million, or 11%, from December 31, 2013. Included in time deposits at December 31, 2014 were out-of-market wholesale brokered time certificates of deposit of $299.1 million, which were up by $201.1 million from the balance at December 31, 2013. Excluding out-of-market brokered time certificates of deposits, in-market time deposits totaled $575.0 million at December 31, 2014, down by $117.8 million from December 31, 2013. Included in in-market time deposits were CDARS reciprocal time deposits totaling $85.1 million at December 31, 2014, down from $157.0 million at December 31, 2013.

Borrowings
Federal Home Loan Bank Advances
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are utilized used to meet short-term liquidity needs, to purchase securities and to originate and purchase loans.  FHLBB advances amounted to $406.3 million at December 31, 2014, up by $118.2 million from the balance at the end of 2013, representing additional funding to support the strong loan growth in 2014.

As disclosed in the Results of Operations section under the caption “Net Interest Income,” FHLBB advance prepayment and modification transactions were conducted in both 2013 and 2014.

In February 2015, in connection with the Corporation’s ongoing interest rate risk management efforts, FHLBB advances totaling $69.2 million were modified to lower interest rates and extend the maturities of these advances. Original maturity dates ranging from 2016 to 2018 were modified to 2018 to 2022. The original weighted average interest rate was 4.06% and was revised to 3.50%. See Note 11 to the Consolidated Financial Statements for additional information.

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2014, unchanged from the balance at the end of 2013.

Redemption of Certain Trust Preferred Securities and Related Junior Subordinated Debentures
The Bancorp was the sponsor of the Washington Preferred Capital Trust, a statutory trust created for the sole purpose of the April 7, 2008 issuance of trust preferred securities, the proceeds of which were invested in junior subordinated debentures of the Bancorp. On June 17, 2013, the Bancorp redeemed in whole, at par, the outstanding trust preferred securities and related subordinated debentures totaling $10.0 million. The Bancorp also had a related interest rate swap contract designated as a cash flow hedge, which matured at redemption on June 17, 2013. Including the cost of the related interest rate swap contract, the rate on this debt was approximately 5.69% at the time of redemption. In connection with the redemption, unamortized debt issuance costs of $244 thousand were expensed and classified as interest expense in June 2013.

Other Liabilities
Other liabilities increased by $13.7 million from December 31, 2013, due to a $14.0 million increase in defined benefit pension plan liabilities, recorded in connection with the annual measurement of defined benefit pension plan obligations. Approximately $9.2 million of the $14.0 million increase was due to a decline in the discount rate used to measure the present value of pension liabilities in 2014, while approximately $3.8 million was the result of the adoption of new mortality assumptions reflecting increased life expectancies, that were recently issued by the Society of Actuaries. See Note 15 to the Consolidated Financial Statements for additional disclosure regarding the Corporation’s defined benefit pension plans.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 74% of total average assets in 2014.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

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

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during 2014.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

In 2014, net cash provided by financing activities amounted to $349.7 million.  Total deposits, including out-of-market brokered time deposits, increased by $249.5 million and net cash flows from FHLBB advances increased by $118.2 million. In addition, cash dividends paid totaled $19.7 million in 2014. Net cash used in investing activities totaled $357.4 million in 2014.  The most significant elements of cash flow within investment activities were net outflows related to growth in the loan portfolio and purchases of securities, offset by net cash flows from maturities, calls and principal repayments of securities.  Net cash provided by operating activities amounted to $2.7 million in 2014. Net income totaled $40.8 million in 2014 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertain to mortgage banking activities and the gain on sale of our merchant processing business line. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $346.3 million at December 31, 2014, compared to $329.6 million at December 31, 2013, including $40.8 million of earnings retention and a reduction of $20.6 million for dividend declarations. Also included in the net increase in shareholders’ equity was total other comprehensive loss, net of tax, of $7.3 million. This primarily consisted of an after-tax charge of $8.6 million in defined benefit plan obligations, offset, in part, by increases in the fair value of securities available for sale. See Note 15 for additional disclosure regarding the measurement of the Corporation’s defined benefit pension obligations in 2014.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  As of December 31, 2014, a cumulative total of 185,400 shares have been repurchased. All of these shares of stock were repurchased in 2007 at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 9.65% at December 31, 2014.  This compares to a ratio of 10.34% at December 31, 2013.  Book value per share at December 31, 2014 and 2013 amounted to $20.68 and $19.84, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of December 31, 2014, the Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action. As disclosed in the “Sources of Funds” section under the caption “Borrowings,” the Bancorp redeemed junior subordinated debentures issued to Washington Preferred Capital Trust on June 17, 2013. This transaction reduced the regulatory capital levels of total capital and Tier 1 capital in the Bancorp and the Bank by approximately $10.0 million.

See Note 12 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at December 31, 2014:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$406,297	$201,569	$104,175	$92,046	$8,507
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	36,831	2,666	4,905	3,972	25,288
Software licensing arrangements	2,868	2,315	553	—	—
Other borrowings	133	48	85	—	—
Total contractual obligations	$468,810	$206,598	$109,718	$96,018	$56,476

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity. See Note 11 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$325,402	$156,968	$58,151	$55,296	$54,987
Home equity lines	200,932	—	—	—	200,932
Other loans	48,551	41,975	2,434	4,142	—
Standby letters of credit	5,102	4,954	148	—	—
Forward loan commitments to:
Originate loans	40,015	40,015	—	—	—
Sell loans	84,808	84,808	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	165,795	9,145	44,004	54,217	58,429
Mirror swaps with counterparties	165,795	9,145	44,004	54,217	58,429
Interest rate risk management contract:
Interest rate swap	22,681	22,681	—	—	—
Total commitments	$1,059,081	$369,691	$148,741	$167,872	$372,777

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2014 and December 31, 2013, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2014 and December 31, 2013.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

December 31,	2014		2013
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(0.93)%	(3.43)%	(1.66)%	(6.02)%
100 basis point rate increase	1.15	0.87	2.22	3.91
200 basis point rate increase	3.37	3.66	4.44	7.16
300 basis point rate increase	5.67	6.30	5.30	6.98

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

The positive exposure of net interest income to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag behind other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles. The relative decrease in positive exposure of net interest income to rising rates from December 31, 2013 to December 31, 2014 was attributable to several factors, including an increase in the residential real estate mortgage portfolio, the largest portion of which was in adjustable rate mortgages with an initial interest rate reset date in year seven; and to a lesser extent to a reduction in longer term market interest rates.

While the ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin.  Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost time deposits in rising rate scenarios as noted above.  Due to the current level of low market interest rates, the banking industry has experienced relatively strong growth in low-cost core savings deposits over the past several years.  The ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled increased amounts of deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, which may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation. It should also be noted that the static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2014 and 2013 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government sponsored enterprise securities (callable)	$200	($2,260)
Obligations of states and political subdivisions	619	(1,409)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	3,932	(17,198)
Trust preferred debt and other corporate debt securities	26	649
Total change in market value as of December 31, 2014	$4,777	($20,218)
Total change in market value as of December 31, 2013	$6,863	($20,841)

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).  Based on our assessment, we believe that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc:

We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island
March 12, 2015

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2015 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island
March 12, 2015

Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2014	2013
Assets:
Cash and due from banks	$76,386	$81,939
Short-term investments	3,964	3,378
Mortgage loans held for sale (including $30,321 in 2014 and $11,636 in 2013 measured at fair value)	45,693	11,636
Securities:
Available for sale, at fair value	357,662	392,903
Held to maturity, at amortized cost (fair value $26,008 in 2014 and $29,865 in 2013)	25,222	29,905
Total securities	382,884	422,808
Federal Home Loan Bank stock, at cost	37,730	37,730
Loans:
Commercial	1,535,488	1,363,335
Residential real estate	985,415	772,674
Consumer	338,373	326,875
Total loans	2,859,276	2,462,884
Less allowance for loan losses	28,023	27,886
Net loans	2,831,253	2,434,998
Premises and equipment, net	27,495	25,402
Investment in bank-owned life insurance	63,519	56,673
Goodwill	58,114	58,114
Identifiable intangible assets, net	4,849	5,493
Other assets	54,987	50,696
Total assets	$3,586,874	$3,188,867
Liabilities:
Deposits:
Demand deposits	$459,852	$440,785
NOW accounts	326,375	309,771
Money market accounts	802,764	666,646
Savings accounts	291,725	297,357
Time deposits	874,102	790,762
Total deposits	2,754,818	2,505,321
Federal Home Loan Bank advances	406,297	288,082
Junior subordinated debentures	22,681	22,681
Other liabilities	56,799	43,137
Total liabilities	3,240,595	2,859,221
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,746,363 shares in 2014 and 16,613,561 shares in 2013	1,047	1,038
Paid-in capital	101,204	97,566
Retained earnings	252,837	232,595
Accumulated other comprehensive loss	(8,809)	(1,553)
Total shareholders’ equity	346,279	329,646
Total liabilities and shareholders’ equity	$3,586,874	$3,188,867
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2014	2013	2012
	Interest income:
	Interest and fees on loans	$107,842	$102,481	$102,656
Interest on securities:	Taxable	10,437	11,008	15,359
	Nontaxable	2,149	2,553	2,699
	Dividends on corporate stock and Federal Home Loan Bank stock	561	148	256
	Other interest income	128	158	91
	Total interest and dividend income	121,117	116,348	121,061
	Interest expense:
	Deposits	12,937	12,420	13,590
	Federal Home Loan Bank advances	7,698	10,643	14,957
	Junior subordinated debentures	964	1,484	1,570
	Other interest expense	13	16	248
	Total interest expense	21,612	24,563	30,365
	Net interest income	99,505	91,785	90,696
	Provision for loan losses	1,850	2,400	2,700
	Net interest income after provision for loan losses	97,655	89,385	87,996
	Noninterest income:
	Wealth management revenues	33,378	31,825	29,641
	Merchant processing fees	1,291	10,220	10,159
	Net gains on loan sales and commissions on loans originated for others	6,802	13,085	14,092
	Service charges on deposit accounts	3,395	3,256	3,193
	Card interchange fees	3,057	2,788	2,480
	Income from bank-owned life insurance	1,846	1,850	2,448
	Net realized gains on securities	—	—	1,223
	Net gains on interest rate swap contracts	1,136	951	255
	Equity in earnings (losses) of unconsolidated subsidiaries	(276)	(107)	196
	Net gain on sale of business line	6,265	—	—
	Other income	2,121	1,701	1,748
	Noninterest income, excluding other-than-temporary impairment losses	59,015	65,569	65,435
	Total other-than-temporary impairment losses on securities	—	(294)	(28)
	Portion of loss recognized in other comprehensive income (before tax)	—	(3,195)	(193)
	Net impairment losses recognized in earnings	—	(3,489)	(221)
	Total noninterest income	59,015	62,080	65,214
	Noninterest expense:
	Salaries and employee benefits	58,530	60,052	59,786
	Net occupancy	6,312	5,769	6,039
	Equipment	4,903	4,847	4,640
	Merchant processing costs	1,050	8,682	8,593
	Outsourced services	4,483	3,662	3,560
	Legal, audit and professional fees	2,336	2,330	2,240
	FDIC deposit insurance costs	1,762	1,761	1,730
	Advertising and promotion	1,546	1,464	1,730
	Amortization of intangibles	644	680	728
	Foreclosed property costs	43	258	762
	Debt prepayment penalties	6,294	1,125	3,908
	Other expenses	8,944	8,155	8,622
	Total noninterest expense	96,847	98,785	102,338
	Income before income taxes	59,823	52,680	50,872
	Income tax expense	18,999	16,527	15,798
	Net income	$40,824	$36,153	$35,074

	Weighted average common shares outstanding - basic	16,689	16,506	16,358
	Weighted average common shares outstanding - diluted	16,872	16,664	16,401
Per share information:	Basic earnings per common share	$2.44	$2.18	$2.13
	Diluted earnings per common share	$2.41	$2.16	$2.13
	Cash dividends declared per share	$1.22	$1.03	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	(Dollars in thousands)

Years ended December 31,	2014	2013	2012
Net income	$40,824	$36,153	$35,074
Other comprehensive income (loss), net of tax:
Securities available for sale:
Changes in fair value of securities available for sale	1,021	(6,808)	(2,666)
Net losses (gains) on securities classified into earnings	—	188	(768)
Net change in fair value of securities available for sale	1,021	(6,620)	(3,434)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings	—	2,049	125
Cash flow hedges:
Change in fair value of cash flow hedges	(38)	(35)	(333)
Net cash flow hedge losses reclassified into earnings	369	423	454
Net change in fair value of cash flow hedges	331	388	121
Defined benefit plan obligation adjustment	(8,608)	13,129	(5,416)
Total other comprehensive (loss) income, net of tax	(7,256)	8,946	(8,604)
Total comprehensive income	$33,568	$45,099	$26,470

The accompanying notes are an integral part of these consolidated financial statements.

Statement of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	16,292	$1,018	$88,030	$194,198	($1,895)	$281,351
Net income				35,074		35,074
Total other comprehensive loss, net of tax					(8,604)	(8,604)
Cash dividends declared				(15,598)		(15,598)
Share-based compensation			1,962			1,962
Deferred compensation plan	10	1	145			146
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	78	5	1,316			1,321
Balance at December 31, 2012	16,380	$1,024	$91,453	$213,674	($10,499)	$295,652

Net income				36,153		36,153
Total other comprehensive income, net of tax					8,946	8,946
Cash dividends declared				(17,232)		(17,232)
Share-based compensation			1,876			1,876
Deferred compensation plan	2		30			30
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	232	14	4,207			4,221
Balance at December 31, 2013	16,614	$1,038	$97,566	$232,595	($1,553)	$329,646

Net income				40,824		40,824
Total other comprehensive loss, net of tax					(7,256)	(7,256)
Cash dividends declared				(20,582)		(20,582)
Share-based compensation			1,880			1,880
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	132	9	1,758			1,767
Balance at December 31, 2014	16,746	$1,047	$101,204	$252,837	($8,809)	$346,279

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2014	2013	2012
	Cash flows from operating activities:
	Net income	$40,824	$36,153	$35,074
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,850	2,400	2,700
	Depreciation of premises and equipment	3,133	3,283	3,213
	Foreclosed and repossessed property valuation adjustments	78	79	350
	Net gain on sale of premises	—	—	(358)
	Net amortization of premium and discount	999	1,401	2,127
	Amortization of intangibles	644	680	728
	Share–based compensation	1,880	1,876	1,962
	Deferred income tax expense	1,847	2,267	1,328
	Income from bank-owned life insurance	(1,846)	(1,850)	(2,448)
	Net gain on sale of business line	(6,265)	—	—
	Net gains on loan sales and commissions on loans originated for others	(6,802)	(13,085)	(14,092)
	Net realized gains on securities	—	—	(1,223)
	Net impairment losses recognized in earnings	—	3,489	221
	Net gains on interest rate swap contracts	(1,136)	(951)	(255)
	Equity in (earnings) losses of unconsolidated subsidiaries	276	107	(196)
	Proceeds from sales of loans	257,244	415,186	479,925
	Loans originated for sale	(285,938)	(369,045)	(495,271)
	(Increase) decrease in other assets	(7,192)	2,589	(7,987)
	Increase (decrease) in other liabilities	3,097	(3,729)	(331)
	Net cash provided by operating activities	2,693	80,850	5,467
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(53,051)	(91,928)	—
	Other investment securities available for sale	(31,208)	(25,404)	—
Proceeds from sales of:	Mortgage-backed securities available for sale	—	—	40,222
	Other investment securities available for sale	547	—	1,936
Maturities and principal payments of:	Mortgage-backed securities available for sale	76,703	77,644	111,906
	Other investment securities available for sale	43,012	10,720	5,813
	Mortgage-backed securities held to maturity	4,445	9,993	11,177
	Remittance of Federal Home Loan Bank stock	—	2,688	1,590
	Net proceeds from the sale of business line	7,205	—	—
	Net increase in loans	(389,649)	(208,125)	(138,084)
	Proceeds from sale of portfolio loans	1,200	49,588	—
	Purchases of loans, including purchased interest	(8,119)	(10,645)	(10,469)
	Proceeds from the sale of property acquired through foreclosure or repossession	1,769	2,588	3,366
	Purchases of premises and equipment	(5,226)	(1,491)	(5,110)
	Net proceeds from the sale of premises	—	—	1,571
	Purchases of bank-owned life insurance	(5,000)	—	—
	Proceeds from bank-owned life insurance	—	—	1,419
	Repayment of investment in capital trust	—	310	—
	Net cash (used in) provided by investing activities	(357,372)	(184,062)	25,337

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2014	2013	2012
Cash flows from financing activities:
Net increase in deposits	249,497	192,690	186,316
Net decrease in other borrowings	(45)	(1,034)	(18,546)
Proceeds from Federal Home Loan Bank advances	602,499	204,000	627,179
Repayment of Federal Home Loan Bank advances	(484,284)	(277,090)	(806,457)
Proceeds from stock option exercises and issuance of other equity instruments	1,189	3,681	1,257
Tax benefit from stock option exercises and other equity instruments	578	570	210
Cash dividends paid	(19,722)	(16,628)	(15,133)
Redemption of junior subordinated debentures	—	(10,310)	—
Net cash provided by (used in) financing activities	349,712	95,879	(25,174)
Net (decrease) increase in cash and cash equivalents	(4,967)	(7,333)	5,630
Cash and cash equivalents at beginning of year	85,317	92,650	87,020
Cash and cash equivalents at end of year	$80,350	$85,317	$92,650

Noncash Investing and Financing Activities:
Loans charged off	$1,949	$6,022	$2,335
Loans transferred to property acquired through foreclosure or repossession	1,961	1,471	3,167
OREO proceeds due from attorney	—	—	132
Supplemental Disclosures:
Interest payments	$21,862	$24,194	$29,657
Income tax payments	15,515	13,618	14,777

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
Basis of Presentation
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company and financial holding company.  The Bancorp owns all of the outstanding common stock of The Washington Trust Company, of Westerly (the “Bank”), a Rhode Island chartered commercial bank founded in 1800.  Through its subsidiaries, the Bancorp offers a complete product line of financial services including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut.

The consolidated financial statements include the accounts of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”).  All significant intercompany transactions have been eliminated.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses, the review of goodwill for impairment and the assessment of investment securities for impairment.

Short-term Investments
Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased and are considered to be cash equivalents.  The Corporation’s short-term investments may be comprised of overnight federal funds sold, securities purchased under resale agreements, money market mutual funds and U.S. Treasury bills.

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

Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the level yield method.  The amortization and accretion is included in interest income on securities.  Dividend and interest income are recognized when earned.  Realized gains or losses from sales of securities are determined using the specific identification method.

The fair values of securities may be based on either quoted market prices or third party pricing services. When the fair value of an investment security is less than its amortized cost basis, the Corporation assesses whether the decline in value is other-than-temporary.  The Corporation considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in the value subsequent to the reporting date, forecasted performance of the issuer, changes in the dividend or interest payment practices of the issuer, changes in the credit rating of the issuer or the specific security, and the general market condition in the geographic area or industry in which the issuer operates.

In determining whether an other-than-temporary impairment has occurred for debt securities, the Corporation compares the present value of cash flows expected to be collected from the security with the amortized cost of the security. If the present value of expected cash flows is less than the amortized cost of the security, then the entire amortized cost of the security will not be recovered; that is, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred. The credit loss component of an other-than-temporary impairment write-down for debt securities is

Notes to Consolidated Financial Statements – (continued)

recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that the Corporation does not intend to sell the underlying debt security and it is more-likely-than-not that the Corporation would not have to sell the debt security prior to recovery of the unrealized loss, which may be to maturity. If the Corporation intended to sell any securities with an unrealized loss or it is more-likely-than-not that the Corporation would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings.

See Note 4 for further discussion on the Corporation’s investment securities portfolio.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  No market exists for shares of the FHLBB and therefore, they are carried at par value.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of December 31, 2014.  Deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.  The Corporation will continue to monitor its investment in FHLBB stock.

Mortgage Banking Activities
Mortgage Loans Held for Sale - Residential mortgage loans originated and intended for sale in the secondary market are classified as held for sale. The Corporation has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed loans intended for sale. ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. Washington Trust elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values of the loans with changes in the fair value of the derivative forward loan sale contracts used to economically hedge them. Changes in the fair value of loans held for sale are recorded in earnings and are offset by changes in fair value relating to forward sale commitments and interest rate lock commitments. For residential mortgage loans intended for sale that are not accounted for under the fair value option, lower of cost or market (“LOCOM”) accounting is applied. Such loans are carried at lower of aggregate cost, net of unamortized deferred loan origination fees and costs, or fair value. Gains and losses on residential loan sales are recorded in net gains on loan sales and commissions on loans originated for others.

Commissions received on mortgage loans brokered to various investors are included in net gains on loan sales and commissions on loans originated for others are recorded as revenue when received.

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

Notes to Consolidated Financial Statements – (continued)

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

Impaired Loans - Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement.

Interest income on nonaccrual impaired loans is recognized as described above under the caption “Nonaccrual Loans.”  Impaired accruing loans consist of those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt.

Notes to Consolidated Financial Statements – (continued)

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

A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for the purposes of establishing a sufficient allowance for loan losses.  The methodology includes three elements: (1) identification of loss allocations for certain specific loans deemed to be impaired, (2) application of loss allocation factors for non-impaired loans based on credit grade, historical loss experience, estimated loss emergence period and delinquency status, with adjustments for various exposures not adequately presented in historical loss experience, and (3) an unallocated allowance maintained for measurement imprecision associated with impaired and nonaccrual loans.

The level of the allowance is based on management’s ongoing review of the growth and composition of the loan portfolio, historical loss experience, estimated loss emergence period, current economic conditions, analysis of current levels and asset quality and credit quality trends, the performance of individual loans in relation to contract terms and other pertinent factors.

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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line method over the estimated useful lives of assets.  Expenditures for major additions and improvements are capitalized while the costs of current maintenance and repairs are charged to operating expenses.  The estimated useful lives of premises and improvements range from 5 to 40 years. For furniture, fixtures and equipment, the estimated useful lives range from 3 to 20 years.

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

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, was recorded as goodwill.  Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred.  In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine that the fair value of a reporting unit is not less than its carrying amount, then we would not be required to perform a two-step impairment test. The Corporation has not opted to perform this qualitative analysis. Goodwill was tested for impairment using the two-step quantitative impairment analysis described below.

Notes to Consolidated Financial Statements – (continued)

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

Bank-Owned Life Insurance
The investment in BOLI represents the cash surrender value of life insurance policies on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies.  Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in noninterest income, and are not subject to income taxes.  The financial strength of the insurance carrier is reviewed prior to the purchase of BOLI and annually thereafter.

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

Notes to Consolidated Financial Statements – (continued)

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

Fee Revenue
Wealth management revenues include asset-based revenues (trust and investment advisory fees and mutual fund fees) that are primarily accrued as earned based upon a percentage of asset values under administration.  Also included in wealth management revenues are transaction-based revenues (financial planning fees, commissions and other service fees), which are recognized as revenue to the extent that services have been completed.  Fee revenue from deposit service charges is generally recognized when earned.  Fee revenue for merchant processing services is recognized as earned.

Pension Costs
Pension benefits are accounted for using the net periodic benefit cost method, which recognizes the compensation cost of an employee’s pension benefit over that employee’s approximate service period.  Pension benefit cost calculations incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, and compensation increases.  Washington Trust reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to so do.  The effect of modifications to those assumptions is recorded in other comprehensive income and amortized to net periodic cost over future periods.  Washington Trust believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

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

Compensation expense for share options, nonvested share units and share awards is recognized over the service period based on the fair value at the date of grant. The Corporation estimates grant date fair value for share options using the Black-Scholes option-pricing model. Nonvested performance share compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change.

Excess tax benefits (expenses) related to stock option exercises and issuance of other compensation-related equity instruments are reflected on the Consolidated Statements of Cash Flows as financing activity.

Income Taxes
Income tax expense is determined based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Corporation recognizes the effect of income tax positions only if those positions are more‑likely‑than‑not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Notes to Consolidated Financial Statements – (continued)

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item (generally fixed-rate financial instruments).  The net amount, if any, represents hedge ineffectiveness and is reflected in earnings.

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

Notes to Consolidated Financial Statements – (continued)

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

(2) Recently Issued Accounting Pronouncements
Investments - Equity Method and Joint Ventures - Topic 323
Accounting Standards Update No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects” (“ASU 2014-01”), was issued in January 2014 and permits a reporting entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments are expected to enable more entities to record the amortization of the investment in income tax expense together with the tax credits and other tax benefits generated from the partnership. ASU 2014-01 is effective retrospectively for public business entities for annual and interim reporting periods, beginning after December 15, 2014. Early adoption is permitted. The Corporation did not make this accounting policy election and will continue account for its investments in two real estate limited partnerships under the equity method of accounting.

Receivables - Troubled Debt Restructurings by Creditors - Topic 310
Accounting Standards Update No. 2014-04, “Reclassifications of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”), was issued in January 2014 and clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned (“OREO”). ASU 2014-04 is effective for annual periods, and interim periods within annual those annual periods, beginning after December 15, 2014. An entity can elect either a modified retrospective or prospective transition method, and early adoption is permitted. The adoption of ASU 2014-04 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of a full retrospective, modified retrospective or cumulative effect transition method. The Corporation is currently evaluating the impact that ASU 2014-09 will have on the its consolidated financial statements and related disclosures. The Corporation has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $8.0 million and $6.7 million, respectively, at December 31, 2014 and 2013 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of December 31, 2014 and 2013, cash and due from banks includes interest-bearing deposits in other banks of $42.7 million and $51.8 million, respectively.

Notes to Consolidated Financial Statements – (continued)

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$31,205	$21	($54)	$31,172
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	235,343	10,023	—	245,366
Obligations of states and political subdivisions	47,647	1,529	—	49,176
Individual name issuer trust preferred debt securities	30,753	—	(4,979)	25,774
Corporate bonds	6,120	57	(3)	6,174
Total securities available for sale	$351,068	$11,630	($5,036)	$357,662
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$25,222	$786	$—	$26,008
Total securities held to maturity	25,222	786	—	26,008
Total securities	$376,290	$12,416	($5,036)	$383,670

(Dollars in thousands)
December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$54,474	$720	($79)	$55,115
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	230,387	8,369	(401)	238,355
Obligations of states and political subdivisions	60,659	2,200	—	62,859
Individual name issuer trust preferred debt securities	30,715	—	(6,031)	24,684
Pooled trust preferred debt securities	547	—	—	547
Corporate bonds	11,128	231	(16)	11,343
Total securities available for sale	$387,910	$11,520	($6,527)	$392,903
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$29,905	$14	($54)	$29,865
Total securities held to maturity	29,905	14	(54)	29,865
Total securities	$417,815	$11,534	($6,581)	$422,768

At December 31, 2014 and 2013, securities available for sale and held to maturity with a fair value of $350.5 million and $397.5 million, respectively, were pledged as collateral for FHLBB borrowings and letters of credit, potential borrowings with the FRB, certain public deposits and for other purposes.  See Note 11 for additional discussion of FHLBB borrowings.

Notes to Consolidated Financial Statements – (continued)

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

(Dollars in thousands)	December 31, 2014
	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$31,005	$200	$—	$31,205
Weighted average yield	—%	1.72%	2.34%	—%	1.72%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	41,645	107,553	58,867	27,278	235,343
Weighted average yield	3.76	3.35	2.75	1.71	3.08
Obligations of states and political subdivisions:
Amortized cost	3,096	23,778	20,773	—	47,647
Weighted average yield	3.65	3.94	3.98	—	3.94
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	—	30,753	30,753
Weighted average yield	—	—	—	1.10	1.10
Corporate bonds:
Amortized cost	5,712	204	204	—	6,120
Weighted average yield	2.83	1.62	3.21	—	2.80
Total debt securities available for sale:
Amortized cost	$50,453	$162,540	$80,044	$58,031	$351,068
Weighted average yield	3.64%	3.12%	3.07%	1.39%	2.90%
Fair value	$52,375	$167,853	$83,219	$54,215	$357,662
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$3,540	$10,433	$7,443	$3,806	$25,222
Weighted average yield	3.05%	2.96%	2.72%	0.93%	2.60%
Fair value	$3,649	$10,759	$7,675	$3,925	$26,008

Included in the above table were debt securities with an amortized cost balance of $102.3 million and a fair value of $98.6 million at December 31, 2014 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from nine months to twenty-two years, with call features ranging from one month to two years.

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

Notes to Consolidated Financial Statements – (continued)

The following tables summarizes temporarily impaired investment securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2014	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	3	$20,952	($54)	—	$—	$—	3	$20,952	($54)
Individual name issuer trust preferred debt securities	—	—	—	11	25,774	(4,979)	11	25,774	(4,979)
Corporate bonds	—	—	—	1	199	(3)	1	199	(3)
Total temporarily impaired securities	3	$20,952	($54)	12	$25,973	($4,982)	15	$46,925	($5,036)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2013	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$9,909	($79)	—	$—	$—	1	$9,909	($79)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	7	76,748	(455)	—	—	—	7	76,748	(455)
Individual name issuer trust preferred debt securities	—	—	—	11	24,684	(6,031)	11	24,684	(6,031)
Corporate bonds	2	407	(16)	—	—	—	2	407	(16)
Total temporarily impaired securities	10	$87,064	($550)	11	$24,684	($6,031)	21	$111,748	($6,581)

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

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at December 31, 2014 were eleven trust preferred security holdings issued by seven individual companies in the the banking sector. Management believes the unrealized loss position in these holdings is attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased. Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of December 31, 2014, individual name issuers trust preferred debt securities with an amortized cost of $11.9 million and unrealized losses of $2.1 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Notes to Consolidated Financial Statements – (continued)

Credit-Related Impairment Losses Recognized on Debt Securities
Washington Trust had invested in two pooled trust preferred holdings in the form of collateralized debt obligations (“CDO”).  The pooled trust preferred holdings consisted of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.

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

The following table presents a rollforward of the cumulative credit-related impairment losses on debt securities:

(Dollars in thousands)
Years ended December 31,	2014	2013	2012
Balance at beginning of period	$—	$3,325	$3,104
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	—	3,489	221
Reductions for securities for which a liquidation notice was received during the period	—	(4,868)	—
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost	—	(1,946)	—
Balance at end of period	$—	$—	$3,325

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

Notes to Consolidated Financial Statements – (continued)

Sales of Securities
The following is a summary of amounts relating to sales of securities:

(Dollars in thousands)
Years ended December 31,	2014	2013	2012
Proceeds from sales	$547	$—	$42,158

Gross realized gains	$—	$—	$1,224
Gross realized losses	—	—	(1)
Net realized gains on securities	$—	$—	$1,223

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$843,978	30%	$796,249	32%
Construction & development (2)	79,592	3	36,289	1
Commercial & industrial (3)	611,918	21	530,797	22
Total commercial	1,535,488	54	1,363,335	55
Residential real estate:
Mortgages	948,731	33	749,163	30
Homeowner construction	36,684	1	23,511	1
Total residential real estate	985,415	34	772,674	31
Consumer:
Home equity lines	242,480	8	231,362	9
Home equity loans	46,967	2	40,212	2
Other (4)	48,926	2	55,301	3
Total consumer	338,373	12	326,875	14
Total loans (5)	$2,859,276	100%	$2,462,884	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Consumer installment loans and loans secured by general aviation aircraft and automobiles.

(5)
Includes net unamortized loan origination costs of $2.1 million and $879 thousand, respectively, and net unamortized premiums on purchased loans of $94 thousand and $99 thousand, respectively, at December 31, 2014 and 2013.

At December 31, 2014 and 2013, there were $1.21 billion and $1.14 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 11 for additional disclosure regarding borrowings.

Concentrations of Credit Risk
A significant portion of our loan portfolio is concentrated among borrowers in southern New England and a substantial portion of the portfolio is collateralized by real estate in this area.  The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within

Notes to Consolidated Financial Statements – (continued)

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

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2014	2013
Commercial:
Mortgages	$5,315	$7,492
Construction & development	—	—
Commercial & industrial	1,969	1,291
Residential real estate:
Mortgages	7,124	8,315
Homeowner construction	—	—
Consumer:
Home equity lines	1,217	469
Home equity loans	317	687
Other	3	48
Total nonaccrual loans	$15,945	$18,302
Accruing loans 90 days or more past due	$—	$—

As of December 31, 2014 and 2013, nonaccrual loans of $3.2 million and $2.7 million, respectively, were current as to the payment of principal and interest.

At December 31, 2014, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status.

Interest income that would have been recognized had nonaccrual loans been current in accordance with their original terms was approximately $1.3 million, $1.8 million and $1.8 million in 2014, 2013 and 2012, respectively.  Interest income included in the Consolidated Statements of Income on nonaccrual loans amounted to approximately $455 thousand, $400 thousand and $679 thousand, respectively, in 2014, 2013 and 2012.

Notes to Consolidated Financial Statements – (continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
December 31, 2014	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$5,315	$5,315	$838,663	$843,978
Construction & development	—	—	—	—	79,592	79,592
Commercial & industrial	2,136	1,202	181	3,519	608,399	611,918
Residential real estate:
Mortgages	2,943	821	3,284	7,048	941,683	948,731
Homeowner construction	—	—	—	—	36,684	36,684
Consumer:
Home equity lines	570	100	841	1,511	240,969	242,480
Home equity loans	349	240	56	645	46,322	46,967
Other	35	5	—	40	48,886	48,926
Total loans	$6,033	$2,368	$9,677	$18,078	$2,841,198	$2,859,276

(Dollars in thousands)	Days Past Due
December 31, 2013	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$7,492	$7,492	$788,757	$796,249
Construction & development	—	—	—	—	36,289	36,289
Commercial & industrial	276	302	731	1,309	529,488	530,797
Residential real estate:
Mortgages	4,040	1,285	5,633	10,958	738,205	749,163
Homeowner construction	—	—	—	—	23,511	23,511
Consumer:
Home equity lines	831	100	269	1,200	230,162	231,362
Home equity loans	448	66	349	863	39,349	40,212
Other	43	—	38	81	55,220	55,301
Total loans	$5,638	$1,753	$14,512	$21,903	$2,440,981	$2,462,884

Included in past due loans as of December 31, 2014 and 2013, were nonaccrual loans of $12.7 million and $15.6 million, respectively. All loans 90 days or more past due at December 31, 2014 and 2013 were classified as nonaccrual.

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

Notes to Consolidated Financial Statements – (continued)

The following is a summary of impaired loans:

(Dollars in thousands)
	Recorded Investment (1)		Unpaid Principal		Related Allowance
December 31,	2014	2013	2014	2013	2014	2013
No Related Allowance Recorded:
Commercial:
Mortgages	$432	$998	$432	$998	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,047	1,055	1,076	1,050	—	—
Residential real estate:
Mortgages	1,477	1,167	1,768	1,259	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	2,956	3,220	3,276	3,307	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	14,585	29,335	14,564	31,731	927	552
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,878	1,506	2,437	1,945	177	463
Residential real estate:
Mortgages	2,226	3,122	2,338	3,507	326	463
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	250	173	250	174	141	1
Home equity loans	45	55	62	54	12	—
Other	112	127	114	130	—	2
Subtotal	19,096	34,318	19,765	37,541	1,583	1,481
Total impaired loans	$22,052	$37,538	$23,041	$40,848	$1,583	$1,481
Total:
Commercial	$17,942	$32,894	$18,509	$35,724	$1,104	$1,015
Residential real estate	3,703	4,289	4,106	4,766	326	463
Consumer	407	355	426	358	153	3
Total impaired loans	$22,052	$37,538	$23,041	$40,848	$1,583	$1,481

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

Notes to Consolidated Financial Statements – (continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class:

(Dollars in thousands)
	Average Recorded Investment			Interest Income Recognized
Years ended December 31,	2014	2013	2012	2014	2013	2012
Commercial:
Mortgages	$22,971	$27,496	$10,785	$658	$630	$273
Construction & development	—	—	—	—	—	—
Commercial & industrial	2,499	6,029	10,661	126	190	297
Residential real estate:
Mortgages	4,006	4,024	4,651	101	125	88
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	97	200	172	2	7	3
Home equity loans	100	72	131	4	6	7
Other	119	146	151	8	9	11
Totals	$29,792	$37,967	$26,551	$899	$967	$679

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring. In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $18.4 million and $26.4 million, respectively, at December 31, 2014 and 2013. These amounts included accrued interest of $33 thousand and $44 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $1.2 million and $556 thousand, respectively, at December 31, 2014 and 2013. As of December 31, 2014, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Notes to Consolidated Financial Statements – (continued)

The following table presents loans modified as a troubled debt restructuring:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Years ended December 31,	2014	2013	2014	2013	2014	2013
Commercial:
Mortgages	—	6	$—	$15,974	$—	$14,785
Construction & development	—	—	—	—	—	—
Commercial & industrial	12	7	1,191	1,198	1,191	1,198
Residential real estate:
Mortgages	4	1	992	570	992	570
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	1	—	92	—	92
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	16	15	$2,183	$17,834	$2,183	$16,645

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring:

(Dollars in thousands)
Years ended December 31,	2014	2013
Below-market interest rate concession	$77	$15,836
Payment deferral	791	570
Maturity / amortization concession	964	21
Interest only payments	—	424
Combination (1)	351	983
Total	$2,183	$17,834

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

Notes to Consolidated Financial Statements – (continued)

The following table presents loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default:

(Dollars in thousands)
	# of Loans		Recorded Investment (1)
Years ended December 31,	2014	2013	2014	2013
Commercial:
Mortgages	—	1	$—	$232
Construction & development	—	—	—	—
Commercial & industrial	7	2	669	839
Residential real estate:
Mortgages	—	—	—	—
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	—	—	—
Totals	7	3	$669	$1,071

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk rating to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. As of December 31, 2014 and 2013, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.67 and 4.64, respectively. For non-impaired loans, the Corporation assigns a loss allocation factor to each loan, based on its risk rating for purposes of establishing an appropriate allowance for loan losses. See Note 6 for additional information.

A description of the commercial loan categories are as follows:

Pass - Loans with acceptable credit quality, defined as ranging from superior or very strong to a status of lesser stature. Superior or very strong credit quality is characterized by a high degree of cash collateralization or strong balance sheet liquidity. Lesser stature loans have an acceptable level of credit quality but exhibit some weakness in various credit metrics such as collateral adequacy, cash flow, secondary sources of repayment, or performance inconsistency or may be in an industry or of a loan type known to have a higher degree of risk.

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

Notes to Consolidated Financial Statements – (continued)

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

The Corporation’s procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. The criticized loan portfolio, which consists of commercial loans that are risk rated special mention or worse, are reviewed by management on a quarterly basis, focusing on the current status and strategies to improve the credit. An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)
	Pass		Special Mention		Classified
December 31,	2014	2013	2014	2013	2014	2013
Mortgages	$819,857	$756,838	$18,372	$23,185	$5,749	$16,226
Construction & development	79,592	36,289	—	—	—	—
Commercial & industrial	592,206	507,962	16,311	19,887	3,401	2,948
Total commercial loans	$1,491,655	$1,301,089	$34,683	$43,072	$9,150	$19,174

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

Various other techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans. Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio. LTV is determined via statistical modeling analyses. The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts. The results of these analyses and other loan review procedures are taken into consideration in the determination of loss allocation factors for residential mortgage and home equity consumer credits. See Note 6 for additional information.

Notes to Consolidated Financial Statements – (continued)

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
December 31,	2014	2013	2014	2013
Residential real estate:
Accruing mortgages	$941,607	$740,848	$—	$—
Nonaccrual mortgages	3,840	2,682	3,284	5,633
Homeowner construction	36,684	23,511	—	—
Total residential loans	$982,131	$767,041	$3,284	$5,633
Consumer:
Home equity lines	$241,639	$231,093	$841	$269
Home equity loans	46,911	39,864	56	348
Other	48,926	55,262	—	39
Total consumer loans	$337,476	$326,219	$897	$656

Loan Servicing Activities
The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2011	$937	($172)	$765
Loan servicing rights capitalized	569	—	569
Amortization	(231)	—	(231)
Decrease in impairment reserve	—	7	7
Balance at December 31, 2012	1,275	(165)	1,110
Loan servicing rights capitalized	1,897	—	1,897
Amortization	(405)	—	(405)
Decrease in impairment reserve	—	96	96
Balance at December 31, 2013	2,767	(69)	2,698
Loan servicing rights capitalized	869	—	869
Amortization	(647)	—	(647)
Decrease in impairment reserve	—	67	67
Balance at December 31, 2014	$2,989	($2)	$2,987

Notes to Consolidated Financial Statements – (continued)

The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2015	$457
	2016	385
	2017	325
	2018	274
	2019	231
	Thereafter	1,317
Total estimated amortization expense		$2,989

Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others, by type of loan:

(Dollars in thousands)
December 31,	2014	2013
Residential mortgages	$378,798	$310,699
Commercial loans	90,484	69,526
Total	$469,282	$380,225

(6) Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for individual loans deemed to be impaired, (2) application of loss allocation factors for non-impaired loans based on credit grade, historical loss experience, estimated loss emergence period and delinquency status, with adjustments for various exposures not adequately presented in historical loss experience, and (3) an unallocated allowance maintained for measurement imprecision associated with impaired and nonaccrual loans. Prior to December 31, 2014, the unallocated allowance also included amounts for management’s qualitative and quantitative assessment of certain other loan portfolio risks not captured in other components of the allowance. The presentation of the allowance for loan losses and related activity by portfolio segment, set forth below, has been revised to conform to the 2014 presentation of the unallocated allowance. This reclassification to the appropriate loan portfolios resulted in reductions of $5.2 million and $5.5 million, respectively, in the unallocated allowance previously reported as of December 31, 2013 and 2012.

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

Individual commercial loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system is described under the caption “Credit Quality Indicators” in Note 5.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s

Notes to Consolidated Financial Statements – (continued)

financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral and the adequacy of guarantees.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  Revisions to loss allocation factors are not retroactively applied.  We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in the commercial loan portfolio and the related estimate of the loss emergence period as of the balance sheet date.  We also adjust loss factor allocations for various exposures we believe are not adequately presented in historical loss experience, including our assessments of credit risk associated with certain industries, an ongoing trend toward larger credit relationships, recent changes in portfolio composition, conditions that may affect the ability of borrowers to meet debt service requirements, trends in rental rates on commercial real estate and conditions that may affect the collateral position, such as environmental matters.

Portfolios of more homogeneous populations of loans, including the various categories of residential mortgages and consumer loans are analyzed as groups, with loss allocation factors assigned to each group based on account delinquency status. We periodically reassess and revise the loss allocation factors. Revisions to loss allocation factors are not retroactively applied.  We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in residential mortgage and consumer loan portfolios and the related estimate of the loss emergence period as of the balance sheet date.  We also adjust loss factor allocations for various exposures we believe are not adequately presented in historical loss experience including trends in real estate values, consideration of general economic conditions, increases in delinquency levels and regulatory changes affecting the foreclosure process.  These matters are also evaluated taking into account the geographic location of the underlying loans.

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

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2014:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$8,022	$383	$7,835	$16,240	$6,450	$2,511	$2,685	$27,886
Charge-offs	(977)	—	(558)	(1,535)	(132)	(282)	—	(1,949)
Recoveries	24	—	86	110	51	75	—	236
Provision	1,133	917	624	2,674	(939)	409	(294)	1,850
Ending Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023

(1)	Commercial & industrial loans.

Notes to Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2013:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$9,817	$224	$8,934	$18,975	$6,428	$2,684	$2,786	$30,873
Charge-offs	(5,213)	—	(358)	(5,571)	(128)	(323)	—	(6,022)
Recoveries	380	—	153	533	3	99	—	635
Provision	3,038	159	(894)	2,303	147	51	(101)	2,400
Ending Balance	$8,022	$383	$7,835	$16,240	$6,450	$2,511	$2,685	$27,886

(1)	Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2012:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$8,580	$95	$8,709	$17,384	$6,867	$2,452	$3,099	$29,802
Charge-offs	(485)	—	(1,179)	(1,664)	(367)	(304)	—	(2,335)
Recoveries	442	—	103	545	110	51	—	706
Provision	1,280	129	1,301	2,710	(182)	485	(313)	2,700
Ending Balance	$9,817	$224	$8,934	$18,975	$6,428	$2,684	$2,786	$30,873

(1)	Commercial & industrial loans.

Notes to Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology:

(Dollars in thousands)	December 31, 2014		December 31, 2013
		Related Allowance		Related Allowance
	Loans		Loans
Loans Individually Evaluated For Impairment:
Commercial:
Mortgages	$14,991	$927	$30,292	$552
Construction & development	—	—	—	—
Commercial & industrial	2,921	177	2,556	463
Residential Real Estate	3,698	326	4,290	463
Consumer	409	153	355	3
Subtotal	22,019	1,583	37,493	1,481
Loans Collectively Evaluated For Impairment:
Commercial:
Mortgages	828,987	7,275	765,957	7,470
Construction & development	79,592	1,300	36,289	383
Commercial & industrial	608,997	7,810	528,241	7,372
Residential Real Estate	981,717	5,104	768,384	5,987
Consumer	337,964	2,560	326,520	2,508
Subtotal	2,837,257	24,049	2,425,391	23,720
Unallocated	—	2,391	—	2,685
Total	$2,859,276	$28,023	$2,462,884	$27,886

(7) Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2014	2013
Land and improvements	$6,020	$6,020
Premises and improvements	34,608	32,429
Furniture, fixtures and equipment	25,041	24,250
	65,669	62,699
Less accumulated depreciation	38,174	37,297
Total premises and equipment, net	$27,495	$25,402

Depreciation of premises and equipment amounted to $3.1 million , $3.3 million and $3.2 million, respectively, for the years ended December 31, 2014, 2013, and 2012.

Notes to Consolidated Financial Statements – (continued)

(8) Goodwill and Other Intangibles
The carrying value of goodwill was $58.1 million at both December 31, 2014 and 2013, and the following table presents goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)
Commercial Banking Segment	$22,591
Wealth Management Service Segment	35,523
Total	$58,114

Intangible assets consist of wealth management advisory contracts. The following table presents the components of intangible assets:

(Dollars in thousands)
December 31,	2014	2013
Gross carrying amount	$13,657	$13,657
Accumulated amortization	8,808	8,164
Net amount	$4,849	$5,493

The intangible asset value attributable to wealth management advisory contracts acquired was based on the time period over which the advisory contracts are expected to generate economic benefits.  The asset is being amortized over a 20‑year life using a declining balance method, based on expected attrition for the current customer base derived from historical runoff data.  The amortization schedule is based on the anticipated future customer runoff rate.

Amortization expense for the years ended December 31, 2014, 2013, and 2012, amounted to $644 thousand, $680 thousand and $728 thousand, respectively.

The following table presents estimated annual amortization expense for advisory contracts:

(Dollars in thousands)
Years ending December 31,	2015	$603
	2016	562
	2017	538
	2018	502
	2019	467
	Thereafter	2,177

Notes to Consolidated Financial Statements – (continued)

(9) Income Tax Expense
The following table presents the components of income tax expense:

(Dollars in thousands)
Years ended December 31,	2014	2013	2012
Current tax expense:
Federal	$16,286	$13,518	$13,937
State	866	742	533
Total current tax expense	17,152	14,260	14,470
Deferred tax expense (benefit):
Federal	1,820	2,300	1,310
State	27	(33)	18
Total deferred tax expense	1,847	2,267	1,328
Total income tax expense	$18,999	$16,527	$15,798

Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

(Dollars in thousands)
Years ended December 31,	2014	2013	2012
Tax expense at Federal statutory rate	$20,938	$18,438	$17,805
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1,540)	(1,408)	(1,220)
Dividends received deduction	(29)	—	(12)
BOLI	(646)	(648)	(857)
Federal tax credits	(364)	(364)	(364)
State income tax expense, net of federal income tax benefit	581	461	358
Other	59	48	88
Total income tax expense	$18,999	$16,527	$15,798

Notes to Consolidated Financial Statements – (continued)

The following table presents the approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities:

(Dollars in thousands)
December 31,	2014	2013
Gross deferred tax assets:
Allowance for loan losses	$10,116	$10,033
Defined benefit pension obligations	6,719	3,544
Deferred compensation	2,761	2,545
Deferred loan origination fees	1,822	1,593
Stock based compensation	1,676	1,686
Other	3,026	3,591
Gross deferred tax assets	26,120	22,992
Gross deferred tax liabilities:
Net unrealized gains on securities available for sale	(2,373)	(1,791)
Amortization of intangibles	(1,750)	(1,977)
Deferred loan origination costs	(4,694)	(3,697)
Loan servicing rights	(1,078)	(971)
Other	(1,206)	(1,805)
Gross deferred tax liabilities	(11,101)	(10,241)
Net deferred tax asset	$15,019	$12,751

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences, carryback to taxable income in prior years or by offsetting projected future taxable income.

The Corporation had no unrecognized tax benefits as of December 31, 2014 and 2013.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011.

(10) Time Certificates of Deposit
The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2015	$361,245	0.89%
	2016	158,344	1.10
	2017	148,700	1.12
	2018	81,100	1.38
	2019	124,550	1.75
	2020 and thereafter	163	2.91
Balance at December 31, 2014		$874,102	1.14%

Notes to Consolidated Financial Statements – (continued)

The following table presents the amount of certificates of deposit in denominations of $100 thousand or more at December 31, 2014, maturing during the periods indicated:

(Dollars in thousands)
January 1, 2015 to March 31, 2015	$113,684
April 1, 2015 to June 30, 2015	29,420
July 1, 2015 to December 31, 2015	37,941
January 1, 2016 and beyond	100,039
Balance at December 31, 2014	$281,084

(11) Borrowings
Federal Home Loan Bank Advances
Advances payable to FHLBB amounted to $406.3 million and $288.1 million, respectively, at December 31, 2014 and 2013.

The following table presents maturities and weighted average interest rates on FHLBB advances outstanding as of December 31, 2014:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2015	$201,569	0.40%
2016	63,130	2.31
2017	41,045	3.16
2018	64,803	3.85
2019	27,243	4.31
2020 and thereafter	8,507	5.08
Total	$406,297	1.89%

In February 2015, FHLBB advances totaling $69.2 million were modified to lower interest rates and the maturities of these advances were extended. Original maturity dates ranging from 2016 to 2018 were modified to 2018 to 2022. The original weighted average interest rate was 4.06% and was revised to 3.50%. The table below presents the original terms as of December 31, 2014 as well as revised terms associated with these FHLBB advances:

(Dollars in thousands)	Original Terms		Revised Terms
	Scheduled Maturity	Weighted Average Rate	Scheduled Maturity	Weighted Average Rate
2016	$30,418	3.44%	$—	—%
2017	10,000	3.87	—	—
2018	28,803	4.79	5,000	2.43
2019	—	—	15,418	2.87
2020	—	—	10,000	3.13
2021	—	—	10,000	3.52
2022	—	—	28,803	4.14
Total	$69,221	4.06%	$69,221	3.50%

As of December 31, 2014, the Bank also has access to an unused line of credit with the FHLBB amounting to $40.0 million, compared to $8.0 million as of December 31, 2013. In addition, the FHLBB has issued standby letters of credit

Notes to Consolidated Financial Statements – (continued)

to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposit at the FHLBB. The Bank’s unused remaining available borrowing capacity at the FHLBB was approximately $569.4 million and $564.1 million, respectively, at December 31, 2014 and December 31, 2013.

Advances payable to FHLBB include short-term advances with original maturity due dates of one year or less. The following table presents certain information concerning short-term FHLBB advances:

(Dollars in thousands)
As of and for the years ended December 31,	2014	2013	2012
Average amount outstanding during the period	$70,693	$13,901	$61,936
Amount outstanding at end of period	$200,000	$—	$40,500
Highest month end balance during period	$200,000	$60,000	$102,929
Weighted-average interest rate at end of period	0.37%	—%	0.28%
Weighted-average interest rate during the period	0.35%	0.30%	0.27%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2014 and 2013.

The Bancorp has sponsored the creation of WT Capital Trust I (“Trust I”) and WT Capital Trust II (“Trust II”), Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp is the owner of all of the common securities of the trusts.  In accordance with GAAP, the trusts are treated as unconsolidated subsidiaries.  The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Balance Sheet.

On August 29, 2005, Trust I issued $8.3 million of capital securities (“Trust I Capital Securities”) in a private placement of trust preferred securities.  The Trust I Capital Securities mature in September 2035, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Trust I to the holder of the Trust I Capital Securities, at a rate of 5.97% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Bancorp has guaranteed the Trust I Capital Securities and, to the extent not paid by Trust I, accrued and unpaid distributions on the Trust I Capital Securities, as well as the redemption price payable to the Trust I Capital Securities holders.  The proceeds of the Trust I Capital Securities, along with proceeds from the issuance of common securities by Trust I to the Bancorp, were used to purchase $8.3 million of the Bancorp’s junior subordinated deferrable interest notes (the “Trust I Debentures”) and constitute the primary asset of Trust I.  Like the Trust I Capital Securities, the Trust I Debentures bear interest at a rate of 5.97% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Trust I Debentures mature on September 15, 2035, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after September 15, 2010, or upon the occurrence of certain special qualifying events.

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

Notes to Consolidated Financial Statements – (continued)

guidelines or policies, at any time on or after November 23, 2010, or upon the occurrence of certain special qualifying events.

(12) Shareholders’ Equity
2006 Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved the 2006 Stock Repurchase Plan authorizing the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  The repurchased shares would be held as treasury stock to be used for general corporate purposes.  As of December 31, 2014, a cumulative total of 185,400 shares have been repurchased, all of which were repurchased in 2007 at a total cost of $4.8 million.

Shareholder Rights Plan
In August 2006, the Bancorp’s Board of Directors adopted a shareholder rights plan, as set forth in the Shareholders Rights Agreement, dated August 17, 2006 (the “2006 Rights Agreement”).  Pursuant to the terms of the 2006 Rights Agreement, the Bancorp declared a dividend distribution of one common share purchase right (a “Right”) for each outstanding share of common stock to shareholders of record on August 31, 2006.  Such Rights also apply to new issuances of shares after that date.  Each Right entitles the registered holder to purchase from the Corporation one share of its common stock at a price of $100 per share, subject to adjustment.

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

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $172.9 million as of December 31, 2014.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of the Corporation’s common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2014, a total of 2,671,274 common stock shares were reserved for issuance under the 1997 Plan, 2003 Plan, 2013 Plan, the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, the 2006 Stock Repurchase Plan and the Nonqualified Deferred Compensation Plan.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to various regulatory capital requirements administered by the FRB and the FDIC, respectively.  These requirements were established to more accurately assess the credit risk inherent in the assets and off‑balance sheet activities of financial institutions.  Failure to meet minimum capital requirements can initiate certain

Notes to Consolidated Financial Statements – (continued)

mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations).  Management believes that, as of December 31, 2014, the Corporation meets all capital adequacy requirements to which it is subject.

Capital levels at December 31, 2014 exceeded the regulatory minimum levels to be considered well-capitalized. There are no conditions or events since that date that management believes have changed the Corporation and the Bank’s categorization.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	$343,934	12.56%	$219,149	8.00%	$273,936	10.00%
Bank	339,268	12.39	219,075	8.00	273,844	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	315,575	11.52	109,574	4.00	164,361	6.00
Bank	310,909	11.35	109,537	4.00	164,306	6.00
Tier 1 Capital (to Average Assets): (1)
Corporation	315,575	9.14	138,090	4.00	172,612	5.00
Bank	310,909	9.01	137,964	4.00	172,454	5.00

December 31, 2013
Total Capital (to Risk-Weighted Assets):
Corporation	319,486	13.29	192,306	8.00	240,382	10.00
Bank	314,458	13.09	192,147	8.00	240,184	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	291,292	12.12	96,153	4.00	144,229	6.00
Bank	286,264	11.92	96,074	4.00	144,111	6.00
Tier 1 Capital (to Average Assets): (1)
Corporation	291,292	9.41	123,785	4.00	154,732	5.00
Bank	286,264	9.26	123,633	4.00	154,541	5.00

(1)	Leverage ratio

Notes to Consolidated Financial Statements – (continued)

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

Cash Flow Hedging Instruments
As of December 31, 2014 and 2013, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate risk associated with $22.7 million of variable rate junior subordinated debentures.  The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  As of December 31, 2014 and 2013, the Bancorp pledged collateral to derivative counterparties in the form of cash totaling $939 thousand and $1.6 million, respectively.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Customer Related Derivative Contracts
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allows them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed‑rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of December 31, 2014 and 2013, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $165.8 million and $105.6 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments, but do not meet criteria for hedge accounting, and as such are treated as derivatives not designated as hedging instruments. These derivative financial instruments are recorded at fair value and changes in fair value of these commitments are reflected in earnings in the period of change. The Corporation elected to carry certain closed residential real estate mortgage loans held for sale at fair value, as changes in fair value in these loans held for sale generally offset changes in interest rate lock and forward sale commitments.

Notes to Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
December 31,	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contract:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$497	$1,012
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	1,212	392	Other liabilities	20	—
Commitments to sell mortgage loans	Other assets	13	10	Other liabilities	2,028	583
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	4,554	2,403	Other liabilities	23	297
Mirror swaps with counterparties	Other assets	28	330	Other liabilities	4,748	2,406
Total		$5,807	$3,135		$7,316	$4,298

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
Years ended December 31,	2014	2013	2012		2014	2013	2012
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$331	$388	$121	Interest Expense	$—	$—	$—
Total	$331	$388	$121		$—	$—	$—

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivative
Years ended December 31,	Statement of Income Location	2014	2013	2012
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Net gains on loan sales & commissions on loans originated for others	$800	($2,121)	$649
Commitments to sell mortgage loans	Net gains on loan sales & commissions on loans originated for others	(1,442)	3,618	(1,611)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains on interest rate swaps	4,989	396	1,147
Mirror swaps with counterparties	Net gains on interest rate swaps	(3,853)	555	(892)
Total		$494	$2,448	($707)

Notes to Consolidated Financial Statements – (continued)

(14) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of December 31, 2014 and 2013, securities available for sale, certain residential real estate mortgage loans held for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure, or repossession, certain residential real estate mortgage loans held for sale and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

Fair Value Option Election
GAAP allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation elected the fair value option for certain residential real estate mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the derivative loan sale contracts use to economically hedge them.

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $29.5 million and $11.5 million, respectively, at December 31, 2014 and 2013. The aggregate fair value of these loans as of the same dates was $30.3 million and $11.6 million, respectively. As of December 31, 2014 and 2013, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $779 thousand and $181 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of December 31, 2014 and 2013.

The following table presents the changes in fair value related to mortgage loans held for sale, interest rate lock commitments and commitments to sell residential real estate mortgage loans. Changes in fair values are reported as a component of net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

(Dollars in thousands)
Years ended December 31,	2014	2013	2012
Mortgage loans held for sale	$598	($1,505)	$970
Interest rate lock commitments	800	(2,121)	649
Commitments to sell	(1,442)	3,618	(1,611)
Total changes in fair value	($44)	($8)	$8

Notes to Consolidated Financial Statements – (continued)

Items Measured at Fair Value on a Recurring Basis
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2014 and 2013.

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government‑sponsored enterprises, mortgage‑backed securities issued by U.S. government agencies and U.S. government‑sponsored enterprises, obligations of states and political subdivisions, trust preferred debt securities and corporate bonds.

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2014 and 2013.

Mortgage Loans Held for Sale
The fair values of mortgage loans held for sale are generally estimated based on secondary market rates offered for loans with similar characteristics. When secondary market information exists, these loans are classified as Level 2. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. Any changes in the valuation of mortgage loans held for sale is based upon the change in market interest rates between the loan closing date and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk. There were no Level 3 mortgage loans held for sale at December 31, 2014 and 2013.

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

Level 2 fair value measurements of forward loan commitments (interest rate lock commitments and commitments to sell residential real estate mortgages) are estimated using the anticipated market price based on pricing indications provided from syndicate banks. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. There were no Level 3 forward loan commitments held at December 31, 2014 and 2013.

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

Notes to Consolidated Financial Statements – (continued)

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$31,172	$—	$31,172	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	245,366	—	245,366	—
Obligations of states and political subdivisions	49,176	—	49,176	—
Individual name issuer trust preferred debt securities	25,774	—	25,774	—
Corporate bonds	6,174	—	6,174	—
Mortgage loans held for sale	30,321	—	30,321	—
Derivative assets (1):
Interest rate swap contracts with customers	4,582	—	4,582	—
Forward loan commitments	1,225	—	1,225	—
Total assets at fair value on a recurring basis	$393,790	$—	$393,790	$—
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with counterparties	$4,771	$—	$4,771	$—
Interest rate risk management swap contracts	497	—	497	—
Forward loan commitments	2,048	—	2,048	—
Total liabilities at fair value on a recurring basis	$7,316	$—	$7,316	$—

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$55,115	$—	$55,115	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	238,355	—	238,355	—
Obligations of states and political subdivisions	62,859	—	62,859	—
Individual name issuer trust preferred debt securities	24,684	—	24,684	—
Pooled trust preferred debt securities	547	—	547	—
Corporate bonds	11,343	—	11,343	—
Mortgage loans held for sale	11,636	—	11,636	—
Derivative assets (1):
Interest rate swap contracts with customers	2,733	—	2,733	—
Forward loan commitments	402	—	402	—
Total assets at fair value on a recurring basis	$407,674	$—	$407,674	$—
Liabilities:
Derivative liabilities (1):
Mirror swap contracts with counterparties	$2,703	$—	$2,703	$—
Interest rate risk management swap contracts	1,012	—	1,012	—
Forward loan commitments	583	—	583	—
Total liabilities at fair value on a recurring basis	$4,298	$—	$4,298	$—

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Levels during the years ended December 31, 2014 and 2013 other than the one transfer between Level 2 and Level 3 during the year ended December 31, 2013 and as noted in the following table.

Notes to Consolidated Financial Statements – (continued)

The Corporation had no Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013. The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during 2013:

(Dollars in thousands)	Total	Securities Available for Sale (1)	Mortgage Loans Held for Sale (2)	Derivative Assets/(Liabilities) (3)
Year ended December 31, 2013
Balance at beginning of period	$10,514	$843	$9,813	($142)
Gains and losses (realized and unrealized):
Included in earnings (4)	(3,497)	(3,489)	(150)	142
Included in other comprehensive income	3,326	3,326	—	—
Purchases	—	—	—	—
Issuances	12,692	—	12,692	—
Sales	(22,355)	—	(22,355)	—
Settlements	(133)	(133)	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(547)	(547)	—	—
Balance at end of period	$—	$—	$—	$—

(1)
Level 3 securities available for sale were comprised of pooled trust preferred debt securities in the form of collateralized debt obligations. The Corporation utilized a broker quote to value its remaining pooled trust preferred debt security at December 31, 2013, therefore this security was transferred out of Level 3 and into Level 2.

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

The following tables summarizes such assets, which were written down to fair value during the during the year ended December 31, 2014:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$5,728	$—	$—	$5,728
Property acquired through foreclosure or repossession	348	—	—	348
Total assets at fair value on a nonrecurring basis	$6,076	$—	$—	$6,076

The allowance for loan losses on the collateral dependent impaired loans amounted to $1.3 million at December 31, 2014.

Notes to Consolidated Financial Statements – (continued)

The following tables summarizes such assets, which were written down to fair value during the during the year ended December 31, 2013:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$11,177	$—	$—	$11,177
Property acquired through foreclosure or repossession	435	—	—	435
Total assets at fair value on a nonrecurring basis	$11,612	$—	$—	$11,612

The allowance for loan losses on the collateral dependent impaired loans amounted to $453 thousand at December 31, 2013.

The following tables present additional qualitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2014
Collateral dependent impaired loans	$5,728	Appraisals of collateral	Discount for costs to sell	0% - 10% (2%)
			Appraisal adjustments (1)	0% - 40% (3%)
Property acquired through foreclosure or repossession	348	Appraisals of collateral	Discount for costs to sell	6% - 10% (8%)
			Appraisal adjustments (1)	5% - 23% (14%)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2013
Collateral dependent impaired loans	$11,177	Appraisals of collateral	Discount for costs to sell	1% - 45% (11%)
			Appraisal adjustments (1)	0% - 50% (2%)
Property acquired through foreclosure or repossession	435	Appraisals of collateral	Discount for costs to sell	2% - 10% (9%)
			Appraisal adjustments (1)	0% - 22% (13%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

Notes to Consolidated Financial Statements – (continued)

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

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation’s financial instruments . The tables exclude financial instruments for which the carrying value approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock, accrued interest receivable and bank-owned life insurance. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits and accrued interest payable.

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Financial Assets:
Securities held to maturity	$25,222	$26,008	$—	$26,008	$—
Loans, net of allowance for loan losses	2,831,253	2,866,907	—	—	2,866,907

Financial Liabilities:
Time deposits	$874,102	$872,570	$—	$872,570	$—
FHLBB advances	406,297	418,005	—	418,005	—
Junior subordinated debentures	22,681	17,201	—	17,201	—

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Financial Assets:
Securities held to maturity	$29,905	$29,865	$—	$29,865	$—
Loans, net of allowance for loan losses	2,434,998	2,479,527	—	—	2,479,527

Financial Liabilities:
Time deposits	$790,762	$797,748	$—	$797,748	$—
FHLBB advances	288,082	308,317	—	308,317	—
Junior subordinated debentures	22,681	16,282	—	16,282	—

(15) Employee Benefits
Defined Benefit Pension Plans
The Corporation maintains a tax-qualified defined benefit pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans.

The defined benefit pension plan is funded on a current basis, in compliance with the requirements of ERISA.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $10.4 million and $7.5 million are included in the Consolidated Balance Sheets at December 31, 2014 and 2013, respectively.

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually.  The discount rate is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans.

As a result of the annual measurement of defined benefit pension liabilities at December 31, 2014, the projected benefit obligations increased by $14.0 million. Approximately $9.2 million of the increase was due to a decline in the discount rate in 2014, while approximately $3.8 million was the result of the adoption of new mortality assumptions reflecting increased life expectancies, that were recently issued by the Society of Actuaries. The impact of the increase in projected benefit obligations was included in actuarial loss and recognized in other comprehensive income.

In September 2013, the Corporation amended its defined benefit pension plans primarily to freeze benefit accruals after a 10-year transition period ending in December 2023. As a result, the plans were remeasured in September 2013 and a curtailment was recognized, which reduced the projected benefit obligations by $4.4 million at that time. The impact of this was recognized in other comprehensive income.

Notes to Consolidated Financial Statements – (continued)

The following table presents the plans’ projected benefit obligations, fair value of plan assets and (unfunded) funded status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of period	$61,162	$70,615	$10,784	$12,569
Service cost	2,152	2,720	46	181
Interest cost	2,891	2,883	478	462
Actuarial loss (gain)	11,081	(8,809)	2,546	(1,332)
Benefits paid	(3,981)	(2,004)	(757)	(736)
Administrative expenses	(156)	(182)	—	—
Curtailments	—	(4,061)	—	(360)
Benefit obligation at end of period	73,149	61,162	13,097	10,784
Change in Plan Assets:
Fair value of plan assets at beginning of period	62,060	51,078	—	—
Actual return on plan assets	3,690	8,168	—	—
Employer contributions	6,000	5,000	757	736
Benefits paid	(3,981)	(2,004)	(757)	(736)
Administrative expenses	(156)	(182)	—	—
Fair value of plan assets at end of period	67,613	62,060	—	—
(Unfunded) funded status at end of period	($5,536)	$898	($13,097)	($10,784)

The unfunded status of the qualified pension plan has been recognized in other liabilities in the Consolidated Balance Sheet at December 31, 2014, while the funded status was recognized in other assets in the Consolidated Balance Sheet at December 31, 2013. The unfunded status of the non-qualified retirement plans has been recognized in other liabilities in the Consolidated Balance Sheets at December 31, 2014 and 2013.

The following table presents components of accumulated other comprehensive income related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2014	2013	2014	2013
Net actuarial loss	$15,504	$4,510	$4,548	$2,071
Prior service credit	(107)	(130)	(3)	(3)
Total pre-tax amounts recognized in accumulated other comprehensive income	$15,397	$4,380	$4,545	$2,068

The accumulated benefit obligation for the qualified pension plan was $64.0 million and $53.1 million at December 31, 2014 and 2013, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $12.1 million and $10.4 million at December 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements – (continued)

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income, on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Cost:
Service cost	$2,152	$2,720	$2,574	$46	$181	$150
Interest cost	2,891	2,883	2,823	478	462	503
Expected return on plan assets	(4,063)	(3,725)	(2,985)	—	—	—
Amortization of prior service (credit) cost	(23)	(30)	(33)	(1)	(1)	(1)
Recognized net actuarial loss	461	1,321	982	70	175	119
Curtailments	—	(61)	—	—	(1)	—
Net periodic benefit cost	1,418	3,108	3,361	593	816	771
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net loss (gain)	10,993	(14,572)	7,216	2,476	(1,506)	1,195
Prior service cost (credit)	23	30	33	1	1	1
Curtailments	—	(4,000)	—	—	(359)	—
Recognized in other comprehensive income	11,016	(18,542)	7,249	2,477	(1,864)	1,196
Total recognized in net periodic benefit cost and other comprehensive income	$12,434	($15,434)	$10,610	$3,070	($1,048)	$1,967
The estimated prior service (credit) cost and net loss for the qualified pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the year 2015 are ($23) thousand and $1.2 million, respectively.  The estimated prior service credit and net loss for the non-qualified retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the year 2015 are ($1) thousand and $244 thousand, respectively.

Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2014 and 2013:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2014	2013	2014	2013
Measurement date	Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013
Discount rate	4.125%	4.875%	3.900%	4.600%
Rate of compensation increase	3.750	3.750	3.750	3.750

Notes to Consolidated Financial Statements – (continued)

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2014	2013	2012	2014	2013	2012
Measurement date	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Discount rate	4.875%	4.125%	5.000%	4.600%	3.800%	4.625%
Expected long-term return on plan assets	7.250	7.250	7.750	—	—	—
Rate of compensation increase	3.750	3.750	3.750	3.750	3.750	3.750

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan’s investment practices.  The assumption is updated annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions. Future decreases in the long-term rate of return assumption on plan assets would increase pension costs and, in general, may increase the requirement to make funding contributions to the plans.

The discount rate assumption for defined benefit pension plans is reset on the measurement date.  A discount rate was selected for each plan by matching expected future benefit payments stream to a yield curve based on a selection of high‑quality fixed-income debt securities. Future decreases in discount rates would increase the present value of pension obligations and increase our pension costs.

Plan Assets
The following tables present the fair values of the qualified pension plan’s assets:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$637	$—	$—	$637
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	—	4,197	—	4,197
Obligations of states and political subdivisions	—	2,953	—	2,953
Corporate bonds	—	13,162	—	13,162
Common stocks	31,172	—	—	31,172
Mutual funds	15,492	—	—	15,492
Total plan assets	$47,301	$20,312	$—	$67,613

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,236	$—	$—	$2,236
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	—	2,025	—	2,025
Obligations of states and political subdivisions	—	2,218	—	2,218
Corporate bonds	—	11,069	—	11,069
Common stocks	24,406	—	—	24,406
Mutual funds	20,106	—	—	20,106
Total plan assets	$46,748	$15,312	$—	$62,060

The qualified pension plan uses fair value measurements to record fair value adjustments to the securities held in its investment portfolio.

When available, the qualified pension plan uses quoted market prices to determine the fair value of securities; such items are classified as Level 1.  This category includes cash equivalents, common stock and mutual funds which are exchange‑traded.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2014 and 2013, the qualified pension plan did not have any securities in the Level 3 category.

The following table present the asset allocations of the qualified pension plan, by asset category:

December 31,	2014	2013
Asset Category:
Equity securities	61.6%	63.8%
Fixed securities	37.8	32.6
Cash and cash equivalents	0.6	3.6
Total	100.0%	100.0%

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

Notes to Consolidated Financial Statements – (continued)

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

Fixed income bond investments should be limited to those in the top four categories used by the major credit rating agencies.  High yield bond funds may be used to provide exposure to this asset class as a diversification tool provided they do not exceed 10% of the portfolio.  In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts.  The assets of the Pension Trust will typically have a laddered maturity structure, avoiding large concentrations in any single year.  Common stock and equity holdings provide opportunities for dividend and capital appreciation returns.  Holdings will be appropriately diversified by maintaining broad exposure to large-, mid- and small-cap stocks as well as international equities.  Concentration in small-cap, mid-cap and international equities is limited to no more than 20%, 20% and 30% of the equity portfolio, respectively.  Investment selection and mix of equity holdings should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy while ensuring efficient diversification.  The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity holdings of the Pension Trust.  Investments in publicly traded real estate investment trust securities and low-risk derivatives securities such as callable securities, floating rate notes, mortgage backed securities and treasury inflation protected securities, are permitted.

Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution.  The Corporation expects to contribute $3.0 million to the qualified pension plan in 2015.  In addition, the Corporation expects to contribute $791 thousand in benefit payments to the non-qualified retirement plans in 2015.

Estimated Future Benefit Payments
The following table presents the benefit payments, which reflect expected future service, as appropriate, expected to be paid:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans
2015	$4,355	$791
2016	3,611	792
2017	3,222	785
2018	3,146	779
2019	2,956	786
Years 2020 - 2023	21,798	3,990

401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, receive a non-elective employer contribution of 4%.  Total employer matching contributions under this plan amounted to $1.8 million, $1.6 million and $1.4 million in 2014, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements – (continued)

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on individual, business line and/or corporate performance targets (measured in terms of the Corporation’s net income, earnings per share and return on equity).  Total incentive based compensation amounted to $13.8 million, $13.4 million and $13.5 million in 2014, 2013 and 2012, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Compensation Committee of the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $7.7 million and $7.1 million at December 31, 2014 and 2013, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets.

(16) Share-Based Compensation Arrangements
Washington Trust’s share-based compensation plans are described below.

The 2013 Stock Option and Incentive Plan (“2013 Plan”) was approved by shareholders on April 23, 2013. Under the 2013 Plan, the maximum number of shares of the Bancorp’s common stock to be issued is 1,748,250. The 2013 Plan permits the granting of stock options and other equity incentives to officers, employees, directors and other key persons.

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

Notes to Consolidated Financial Statements – (continued)

The following table presents the amounts recognized in the consolidated financial statements for stock options, nonvested share awards and nonvested performance shares:

(Dollars in thousands)

Years ended December 31,	2014	2013	2012
Share-based compensation expense	$1,880	$1,876	$1,962
Related income tax benefit	$676	$673	$700

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

Stock Options
Washington Trust uses historical data to estimate stock option exercise and employee departure behavior used in the option-pricing model. The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the stock option was based on the U.S. Treasury yield curve in effect at the date of grant.

The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2014	2013	2012
Options granted	25,850	54,600	106,775
Cliff vesting period (years)	3	3	3 - 5
Expected term (years)	8	8	9
Expected dividend yield	3.83%	3.77%	3.45%
Weighted average expected volatility	41.84%	42.85%	42.97%
Weighted average risk-free interest rate	2.27%	2.46%	1.53%
Weighted average grant-date fair value	$9.92	$10.35	$7.46

Notes to Consolidated Financial Statements – (continued)

The following table presents a summary of the status of Washington Trust’s stock options outstanding as of and for the year ended December 31, 2014:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Beginning of period	428,388	$24.50
Granted	25,850	32.74
Exercised	(89,511)	24.66
Forfeited or expired	(7,250)	27.20
End of period	357,477	$24.99	5.80	$5,428
At end of period:
Options exercisable	192,627	$22.60	3.70	$3,386
Options expected to vest in future periods	164,850	$27.79	8.25	$2,042

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$16.39 to $19.66	56,032	4.97	$17.61	56,032	$17.61
$19.67 to $22.94	40,778	6.28	21.71	40,778	21.71
$22.95 to $26.22	133,478	5.95	23.62	46,078	24.06
$26.23 to $29.49	49,739	0.75	27.61	49,739	27.61
$29.50 to $32.77	77,450	9.12	32.76	—	—
	357,477	5.80	$24.99	192,627	$22.60

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.0 million, $1.7 million and $812 thousand, respectively.

Nonvested Shares
During 2014, the Corporation granted to directors and certain key employees 11,630 nonvested share units, with three-year cliff vesting. During 2013, the Corporation granted to directors and certain key employees 24,400 nonvested share units, with three- to five-years cliff vesting. During 2012, the Corporation granted to certain key employees 29,725 nonvested share units with three-year cliff vesting.

Notes to Consolidated Financial Statements – (continued)

The following table presents a summary of the status of Washington Trust’s nonvested shares as of and for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	90,525	$24.34
Granted	11,630	34.45
Vested	(31,350)	21.37
Forfeited	(375)	23.27
End of period	70,430	$27.34

Nonvested Performance Shares
During 2014, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation.  The performance shares awarded were valued at $34.66 and will be earned over a three-year performance period. The current assumption based on the most recent peer group information results in the shares earned at 140% of the target, or 21,140 shares.

During 2013, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation.  The performance shares awarded were valued at $26.05 and will be earned over a three-year performance period. The current assumption based on the most recent peer group information results in the shares earned at 144% of the target, or 43,416 shares.

During 2012, a performance share award was granted to an executive officer providing the opportunity to earn shares of common stock of the Corporation.  The performance shares awarded were valued at $23.65 and will be earned over a three-year performance period. The current assumption based on the most recent peer group information results in the shares earned at 140% of the target, or 35,140 shares.

The following table presents a summary of the status of Washington Trust’s performance share awards as of and for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	124,117	$23.87
Granted	21,140	34.66
Vested	(39,218)	21.62
Forfeited	(6,343)	24.01
End of period	99,696	$27.12

As of December 31, 2014, there was $2.5 million of total unrecognized compensation cost related to nonvested share‑based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.87 years.

(17) Business Segments
Washington Trust segregates financial information in assessing its results among its Commercial Banking and Wealth Management Services operating segments.  The amounts in the Corporate unit include activity not related to the segments. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised.  Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operations of Washington Trust as a whole.

Notes to Consolidated Financial Statements – (continued)

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)
Year ended December 31, 2014	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$80,500	($24)	$19,029	$99,505
Provision for loan losses	1,850	—	—	1,850
Net interest income (expense) after provision for loan losses	78,650	(24)	19,029	97,655
Noninterest income	17,575	33,378	8,062	59,015
Noninterest expenses:
Depreciation and amortization expense	2,447	1,127	203	3,777
Other noninterest expenses	52,639	22,386	18,045	93,070
Total noninterest expenses	55,086	23,513	18,248	96,847
Income before income taxes	41,139	9,841	8,843	59,823
Income tax expense	13,497	3,724	1,778	18,999
Net income	$27,642	$6,117	$7,065	$40,824

Total assets at period end	$2,986,453	$52,720	$547,701	$3,586,874
Expenditures for long-lived assets	3,474	1,578	174	5,226

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2013	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income	$79,633	$7	$12,145	$91,785
Provision for loan losses	2,400	—	—	2,400
Net interest income after provision for loan losses	77,233	7	12,145	89,385
Noninterest income (expense)	30,769	31,825	(514)	62,080
Noninterest expenses:
Depreciation and amortization expense	2,473	1,277	213	3,963
Other noninterest expenses	61,976	20,494	12,352	94,822
Total noninterest expenses	64,449	21,771	12,565	98,785
Income (loss) before income taxes	43,553	10,061	(934)	52,680
Income tax expense (benefit)	14,598	3,724	(1,795)	16,527
Net income	$28,955	$6,337	$861	$36,153

Total assets at period end	$2,517,059	$50,297	$621,511	$3,188,867
Expenditures for long-lived assets	1,286	112	93	1,491

(Dollars in thousands)
Year ended December 31, 2012	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income	$79,505	$17	$11,174	$90,696
Provision for loan losses	2,700	—	—	2,700
Net interest income after provision for loan losses	76,805	17	11,174	87,996
Noninterest income	31,727	29,640	3,847	65,214
Noninterest expenses:
Depreciation and amortization expense	2,384	1,272	285	3,941
Other noninterest expenses	62,963	19,584	15,850	98,397
Total noninterest expenses	65,347	20,856	16,135	102,338
Income (loss) before income taxes	43,185	8,801	(1,114)	50,872
Income tax expense (benefit)	14,670	3,296	(2,168)	15,798
Net income	$28,515	$5,505	$1,054	$35,074

Total assets at period end	$2,436,280	$51,730	$583,874	$3,071,884
Expenditures for long-lived assets	4,082	877	151	5,110

Notes to Consolidated Financial Statements – (continued)

(18) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2014	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$1,601	$580	$1,021
Net (gains) losses on securities classified into earnings (1)	—	—	—
Net change in fair value of securities available for sale	1,601	580	1,021
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	—	—	—
Cash flow hedges:
Changes in fair value of cash flow hedges	(56)	(18)	(38)
Net cash flow hedge losses reclassified into earnings (3)	577	208	369
Net change in the fair value of cash flow hedges	521	190	331
Defined benefit plan obligation adjustment (4)	(13,493)	(4,885)	(8,608)
Total other comprehensive loss	($11,371)	($4,115)	($7,256)
(1) Reported as net realized gains on securities and total other-than-temporary impairment losses on securities in the Consolidated Statements of Income.
(2) Reported as the portion of loss recognized in other comprehensive income in the Consolidated Statements of Income.
(3) Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.
(4) Included in salaries and employee benefits expense in the Consolidated Statements of Income.

(Dollars in thousands)
Year ended December 31, 2013	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($10,586)	($3,778)	($6,808)
Net losses on securities classified into earnings (1)	294	106	188
Net change in fair value of securities available for sale	(10,292)	(3,672)	(6,620)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	3,195	1,146	2,049
Cash flow hedges:
Changes in fair value of cash flow hedges	(58)	(23)	(35)
Net cash flow hedge losses reclassified into earnings (3)	657	234	423
Net change in the fair value of cash flow hedges	599	211	388
Defined benefit plan obligation adjustment (4)	20,406	7,277	13,129
Total other comprehensive income	$13,908	$4,962	$8,946
(1) Reported as net realized gains on securities and total other-than-temporary impairment losses on securities in the Consolidated Statements of Income.
(2) Reported as the portion of loss recognized in other comprehensive income in the Consolidated Statements of Income.
(3) Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.
(4) Included in salaries and employee benefits expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2012	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($4,125)	($1,459)	($2,666)
Net gains on securities classified into earnings (1)	(1,195)	(427)	(768)
Net change in fair value of securities available for sale	(5,320)	(1,886)	(3,434)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	193	68	125
Cash flow hedges:
Changes in fair value of cash flow hedges	(521)	(188)	(333)
Net cash flow hedge losses reclassified into earnings (3)	706	252	454
Net change in the fair value of cash flow hedges	185	64	121
Defined benefit plan obligation adjustment (4)	(8,445)	(3,029)	(5,416)
Total other comprehensive loss	($13,387)	($4,783)	($8,604)
(1) Reported as net realized gains on securities and total other-than-temporary impairment losses on securities in the Consolidated Statements of Income.
(2) Reported as the portion of loss recognized in other comprehensive income in the Consolidated Statements of Income.
(3) Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.
(4) Included in salaries and employee benefits expense in the Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2013	$3,089	$112	($618)	($4,136)	($1,553)
Other comprehensive income before reclassifications	1,021	—	(38)	—	983
Amounts reclassified from accumulated other comprehensive income	—	—	369	(8,608)	(8,239)
Net other comprehensive income (loss)	1,021	—	331	(8,608)	(7,256)
Balance at December 31, 2014	$4,110	$112	($287)	($12,744)	($8,809)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2012	$9,709	($1,937)	($1,006)	($17,265)	($10,499)
Other comprehensive income before reclassifications	(6,808)	—	(35)	—	(6,843)
Amounts reclassified from accumulated other comprehensive income	188	2,049	423	13,129	15,789
Net other comprehensive income (loss)	(6,620)	2,049	388	13,129	8,946
Balance at December 31, 2013	$3,089	$112	($618)	($4,136)	($1,553)

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2011	$13,143	($2,062)	($1,127)	($11,849)	($1,895)
Period change, net of tax	(3,434)	125	121	(5,416)	(8,604)
Balance at December 31, 2012	$9,709	($1,937)	($1,006)	($17,265)	($10,499)

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

The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2014	2013	2012
Earnings per common share - basic:
Net income	$40,824	$36,153	$35,074
Less dividends and undistributed earnings allocated to participating securities	(152)	(156)	(161)
Net income applicable to common shareholders	40,672	35,997	34,913
Weighted average common shares	16,689	16,506	16,358
Earnings per common share - basic	$2.44	$2.18	$2.13
Earnings per common share - diluted:
Net income	$40,824	$36,153	$35,074
Less dividends and undistributed earnings allocated to participating securities	(151)	(155)	(160)
Net income applicable to common shareholders	40,673	35,998	34,914
Weighted average common shares	16,689	16,506	16,358
Dilutive effect of common stock equivalents	183	158	43
Weighted average diluted common shares	16,872	16,664	16,401
Earnings per common share - diluted	$2.41	$2.16	$2.13

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti‑dilutive, totaled 59,234, 23,286 and 357,179 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Notes to Consolidated Financial Statements – (continued)

with commercial borrowers, commitments to extend credit, and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)
December 31,	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$325,402	$259,061
Home equity lines	200,932	198,432
Other loans	48,551	35,175
Standby letters of credit	5,102	1,363
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	40,015	17,910
Commitments to sell mortgage loans	84,808	29,364
Customer related derivative contracts:
Interest rate swaps with customers	165,795	105,582
Mirror swaps with counterparties	165,795	105,582
Interest rate risk management contract:
Interest rate swap	22,681	22,681

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At December 31, 2014 and 2013, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $5.1 million and $1.4 million, respectively.  At December 31, 2014 and 2013, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit were insignificant for the years ended December 31, 2014, 2013 and 2012.

At December 31, 2014 and 2013, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale. To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, forward commitments are established to sell individual residential real estate mortgage

Notes to Consolidated Financial Statements – (continued)

loans. Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments.

Leases
At December 31, 2014, the Corporation was committed to rent premises used in banking operations under non-cancelable operating leases.  Rental expense under the operating leases amounted to $3.1 million, $2.8 million and $2.8 million for December 31, 2014, 2013 and 2012, respectively.  The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
Years ending December 31:	2015	$2,666
	2016	2,521
	2017	2,384
	2018	2,118
	2019	1,854
	2020 and thereafter	25,288
Total minimum lease payments		$36,831

Lease expiration dates range from two month to 26 years, with renewal options on certain leases of three months to 25 years.

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

In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of December 31, 2014 and 2013, the carrying value of loans repurchased due to representation and warranty claims was $342 thousand and $682 thousand, respectively. In 2014 and 2013, rebates for loans sold that were paid off within a contractually agreed upon of period of time were insignificant. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $280 thousand and $275 thousand at December 31, 2014 and December 31, 2013 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(21) Parent Company Financial Statements
The following tables present parent company only financial statements of the Bancorp, reflecting the investment in the Bank on the equity basis of accounting.  The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2014	2013
Assets:
Cash on deposit with bank subsidiary	$2,998	$2,126
Interest-bearing balances due from banks	939	1,569
Investment in subsidiaries at equity value	365,766	349,342
Dividends receivable from subsidiaries	5,101	4,606
Other assets	311	494
Total assets	$375,115	$358,137
Liabilities:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	5,617	4,756
Other liabilities	538	1,054
Total liabilities	28,836	28,491
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,746,363 shares in 2014 and 16,613,561 shares in 2013	1,047	1,038
Paid-in capital	101,204	97,566
Retained earnings	252,837	232,595
Accumulated other comprehensive loss	(8,809)	(1,553)
Total shareholders’ equity	346,279	329,646
Total liabilities and shareholders’ equity	$375,115	$358,137

Statements of Income	(Dollars in thousands)
Years ended December 31,	2014	2013	2012
Income:
Dividends from subsidiaries	$20,116	$24,481	$16,188
Other income	13	20	3
Total income	20,129	24,501	16,191
Expenses:
Interest on junior subordinated debentures	964	1,484	1,570
Legal and professional fees	96	145	127
Other	253	279	279
Total expenses	1,313	1,908	1,976
Income before income taxes	18,816	22,593	14,215
Income tax benefit	454	661	682
Income before equity in undistributed earnings of subsidiaries	19,270	23,254	14,897
Equity in undistributed earnings of subsidiaries	21,554	12,899	20,177
Net income	$40,824	$36,153	$35,074

Notes to Consolidated Financial Statements – (continued)

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2014	2013	2012
Cash flow from operating activities:
Net income	$40,824	$36,153	$35,074
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(21,554)	(12,899)	(20,177)
Increase in dividend receivable	(495)	(408)	(298)
Decrease in other assets	183	397	77
Decrease in accrued expenses and other liabilities	(516)	(621)	(215)
Other, net	(245)	(214)	(237)
Net cash provided by operating activities	18,197	22,408	14,224
Cash flows from investing activities:
Repayment of equity investment in capital trust	—	310	—
Net cash provided by investing activities	—	310	—
Cash flows from financing activities:
Issuance of treasury stock, including net deferred compensation plan activity	—	30	—
Proceeds from stock option exercises and issuance of other equity instruments	1,189	3,651	1,257
Tax benefit from stock option exercises and other equity instrument issuances	578	570	210
Redemption of junior subordinated debentures	—	(10,310)	—
Cash dividends paid	(19,722)	(16,628)	(15,133)
Net cash used in financing activities	(17,955)	(22,687)	(13,666)
Net increase (decrease) in cash	242	31	558
Cash at beginning of year	3,695	3,664	3,106
Cash at end of year	$3,937	$3,695	$3,664

(22) Sale of Business Line
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a net gain of $6.3 million; after-tax $4.0 million, or 24 cents per diluted share.  In connection with the sale, Washington Trust incurred divestiture related costs of $355 thousand; after-tax $227 thousand, or 1 cent per diluted share, in the first quarter of 2014. The net proceeds received from the sale totaled $7.2 million, including $900 thousand of deferred revenue that can be earned over a 5-year period by providing business referrals to the buyer. During 2014, $180 thousand was earned and recognized as noninterest income as a result of this activity.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2014.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Corporation's internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Corporation's management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report using the criteria described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In addition, the effectiveness of the Corporation's internal control over financial reporting as of the end of the period covered by this report has been audited by KPMG LLP, an independent registered public accounting firm.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, COSO issued its Internal Control - Integrated Framework (the “2013 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Corporation expects to adopt the 2013 Framework during 2015.

ITEM 9B.  Other Information.
None.
PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item appears under the captions “Election of Directors (Proposal 1),” “Board of Directors and Committees – Board Committees – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 16, 2015 prepared for the Annual Meeting of Shareholders to be held April 28, 2015, which is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.

ITEM 11.  Executive Compensation.
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Director Compensation Table,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Election of Directors (Proposal 1)” in the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2014 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1997 Plan, the 2003 Plan and the 2013 Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	604,477 (3)	$24.99 (4)	1,791,025 (5)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	604,477	$24.99	1,791,025

(1)	Does not include any shares already reflected in the Bancorp’s outstanding shares.

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

(4)	Does not include the effect of the nonvested share units awarded under the 1997 Plan, the 2003 Plan and the 2013 Plan because these units do not have an exercise price.

(5)	Includes up to 33,877 securities that may be issued in the form of nonvested shares under the 2003 Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Corporate Governance – Director Independence” in the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the caption “Independent Registered Public Accounting Firm” in the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

10.10	The Registrant’s 2013 Stock Incentive Plan – Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2013. (1) (2)
10.11
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

10.13
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.14
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

10.23
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.24
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.25
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

10.27	Amended and Restated Supplemental Pension Benefit Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.28	Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.29	Form and terms of Executive Severance Agreement – Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.30
Form and terms of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees)  – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. (1) (2)

10.31
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (1) (2)

10.32
Share Purchase Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2008. (1)

10.33	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (1) (2)
10.34
Compensatory agreement with an executive officer, dated July 16, 2009 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2009. (1) (2)

10.35
Terms of Change in Control Agreement with an executive officer, dated September 21, 2009 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009. (1) (2)

10.36
Terms of Deferred Stock Unit Award Agreement with an executive officer, dated January 20, 2010 – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. (1) (2)

10.37
Terms of Change in Control Agreement with an executive officer, dated December 21, 2010 – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (1) (2)

10.38
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 18, 2011 – Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (1) (2)

10.39
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 17, 2012 – Filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1) (2)

10.40
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

10.43
Compensatory agreement with an executive officer, dated September 19, 2013 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2013. (1) (2)

10.44
Separation Agreement with an executive officer, dated June 12, 2013 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 12, 2013. (1) (2)

10.45	Amendment to Supplemental Pension Benefit Plan – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.46	Amended and Restated Annual Performance Plan, dated December 16, 2013 – Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.47
Amended and Restated Wealth Management Business Building Incentive Plan, dated March 3, 2014 – Filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)

10.48
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated March 3, 2014 – Filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)

10.49
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.50
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.51
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.52
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.53
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.54
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.55
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.56
Form of Incentive Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.57
Form of First Amendment to Change in Control Agreement – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2014. (1) (2)

10.58
Fourth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (1) (2)

10.59	Form of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)

10.60	Terms of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.61	Fifth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed herewith. (2)
14.1
Amended and Restated Code of Ethics and Standards of Personal Conduct, dated December 19, 2013 – Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1)

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
101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	March 12, 2015	By	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer (principal executive officer)

Date:	March 12, 2015	By	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer (principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 12, 2015	/s/ John J. Bowen
John J. Bowen, Director

Date:	March 12, 2015	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	March 12, 2015	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	March 12, 2015	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date:	March 12, 2015	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date:	March 12, 2015	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	March 12, 2015	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	March 12, 2015	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date:	March 12, 2015	/s/ H. Douglas Randall III
H. Douglas Randall, III, Director

Date:	March 12, 2015	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	March 12, 2015	/s/ Patrick J. Shanahan, Jr.
Patrick J. Shanahan, Jr., Director

Date:	March 12, 2015	/s/ John F. Treanor
John F. Treanor, Director

Date:	March 12, 2015	/s/ John C. Warren
John C. Warren, Director