Form 10-Q
period 2015-03-31
WASHINGTON TRUST BANCORP INC
filed 2015-05-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2015 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of April 30, 2015 was 16,811,770.

PART I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	March 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$84,842	$76,386
Short-term investments	4,191	3,964
Mortgage loans held for sale (including $36,672 at March 31, 2015 and $30,321 at December 31, 2014 measured at fair value)	47,117	45,693
Securities:
Available for sale, at fair value	340,942	357,662
Held to maturity, at amortized cost (fair value $24,834 at March 31, 2015 and $26,008 at December 31, 2014)	24,025	25,222
Total securities	364,967	382,884
Federal Home Loan Bank stock, at cost	37,730	37,730
Loans:
Commercial	1,559,523	1,535,488
Residential real estate	987,564	985,415
Consumer	333,505	338,373
Total loans	2,880,592	2,859,276
Less allowance for loan losses	27,810	28,023
Net loans	2,852,782	2,831,253
Premises and equipment, net	27,839	27,495
Investment in bank-owned life insurance	64,009	63,519
Goodwill	58,114	58,114
Identifiable intangible assets, net	4,694	4,849
Other assets	56,229	54,987
Total assets	$3,602,514	$3,586,874
Liabilities:
Deposits:
Demand deposits	$477,046	$459,852
NOW accounts	333,321	326,375
Money market accounts	821,353	802,764
Savings accounts	298,802	291,725
Time deposits	852,621	874,102
Total deposits	2,783,143	2,754,818
Federal Home Loan Bank advances	385,992	406,297
Junior subordinated debentures	22,681	22,681
Other liabilities	56,819	56,799
Total liabilities	3,248,635	3,240,595
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,772,956 shares at March 31, 2015 and 16,746,363 shares at December 31, 2014	1,048	1,047
Paid-in capital	102,587	101,204
Retained earnings	258,069	252,837
Accumulated other comprehensive loss	(7,825)	(8,809)
Total shareholders’ equity	353,879	346,279
Total liabilities and shareholders’ equity	$3,602,514	$3,586,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2015	2014
	Interest income:
	Interest and fees on loans	$28,353	$25,589
Interest on securities:	Taxable	2,259	2,942
	Nontaxable	435	582
	Dividends on Federal Home Loan Bank stock	165	142
	Other interest income	25	35
	Total interest and dividend income	31,237	29,290
	Interest expense:
	Deposits	3,389	2,969
	Federal Home Loan Bank advances	1,902	2,241
	Junior subordinated debentures	241	241
	Other interest expense	3	3
	Total interest expense	5,535	5,454
	Net interest income	25,702	23,836
	Provision for loan losses	—	300
	Net interest income after provision for loan losses	25,702	23,536
	Noninterest income:
	Wealth management revenues	8,435	8,065
	Merchant processing fees	—	1,291
	Net gains on loan sales and commissions on loans originated for others	2,585	1,239
	Service charges on deposit accounts	935	754
	Card interchange fees	714	681
	Income from bank-owned life insurance	490	445
	Net gains on interest rate swap contracts	645	260
	Equity in earnings (losses) of unconsolidated subsidiaries	(86)	(43)
	Net gain on sale of business line	—	6,265
	Other income	302	413
	Total noninterest income	14,020	19,370
	Noninterest expense:
	Salaries and employee benefits	15,494	14,558
	Net occupancy	1,886	1,640
	Equipment	1,340	1,236
	Merchant processing costs	—	1,050
	Outsourced services	1,247	1,044
	Legal, audit and professional fees	676	618
	FDIC deposit insurance costs	473	440
	Advertising and promotion	267	232
	Amortization of intangibles	155	164
	Debt prepayment penalties	—	6,294
	Other expenses	1,993	2,016
	Total noninterest expense	23,531	29,292
	Income before income taxes	16,191	13,614
	Income tax expense	5,181	4,316
	Net income	$11,010	$9,298

	Weighted average common shares outstanding - basic	16,759	16,626
	Weighted average common shares outstanding - diluted	16,939	16,800
Per share information:	Basic earnings per common share	$0.65	$0.56
	Diluted earnings per common share	$0.65	$0.55
	Cash dividends declared per share	$0.34	$0.29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

Three months ended March 31,	2015	2014
Net income	$11,010	$9,298
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	664	612
Cash flow hedges:
Change in fair value of cash flow hedges	(8)	(16)
Net cash flow hedge losses reclassified into earnings	93	92
Net change in fair value of cash flow hedges	85	76
Defined benefit plan obligation adjustment	235	88
Total other comprehensive income, net of tax	984	776
Total comprehensive income	$11,994	$10,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	16,746	$1,047	$101,204	$252,837	($8,809)	$346,279
Net income				11,010		11,010
Total other comprehensive income, net of tax					984	984
Cash dividends declared				(5,778)		(5,778)
Share-based compensation			580			580
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	27	1	803			804
Balance at March 31, 2015	16,773	$1,048	$102,587	$258,069	($7,825)	$353,879

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	16,614	$1,038	$97,566	$232,595	($1,553)	$329,646
Net income				9,298		9,298
Total other comprehensive income, net of tax					776	776
Cash dividends declared				(4,894)		(4,894)
Share-based compensation			491			491
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	21	2	539			541
Balance at March 31, 2014	16,635	$1,040	$98,596	$236,999	($777)	$335,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Three months ended March 31,	2015	2014
	Cash flows from operating activities:
	Net income	$11,010	$9,298
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	—	300
	Depreciation of premises and equipment	882	783
	Net amortization of premium and discount	358	219
	Amortization of intangibles	155	164
	Share-based compensation	580	491
	Income from bank-owned life insurance	(490)	(445)
	Net gain on sale of business line	—	(6,265)
	Net gains on loan sales and commissions on loans originated for others	(2,585)	(1,239)
	Net gains on interest rate swap contracts	(645)	(260)
	Equity in losses of unconsolidated subsidiaries	86	43
	Proceeds from sales of loans	117,571	48,296
	Loans originated for sale	(116,502)	(46,159)
	Decrease (increase) in other assets	814	(81)
	Decrease in other liabilities	(1,936)	(3,723)
	Net cash provided by operating activities	9,298	1,422
	Cash flows from investing activities:
Proceeds from sale of:	Other investment securities available for sale	—	547
Maturities and principal payments of:	Mortgage-backed securities available for sale	12,533	11,313
	Other investment securities available for sale	4,986	20,844
	Mortgage-backed securities held to maturity	1,137	960
	Net proceeds from the sale of business line	—	7,205
	Net increase in loans	(20,620)	(13,584)
	Purchases of loans, including purchased interest	(856)	(2,934)
	Proceeds from the sale of property acquired through foreclosure or repossession	—	659
	Purchases of premises and equipment	(1,226)	(1,291)
	Net cash (used in) provided by investing activities	(4,046)	23,719
	Cash flows from financing activities:
	Net increase in deposits	28,325	86,333
	Net decrease in other borrowings	(12)	(11)
	Proceeds from Federal Home Loan Bank advances	120,000	54,000
	Repayment of Federal Home Loan Bank advances	(140,305)	(138,653)
	Proceeds from stock options exercises and issuance of other equity instruments	698	496
	Tax benefit from stock option exercises and other equity instruments	106	45
	Cash dividends paid	(5,381)	(4,511)
	Net cash provided by (used in) financing activities	3,431	(2,301)
	Net increase in cash and cash equivalents	8,683	22,840
	Cash and cash equivalents at beginning of period	80,350	85,317
	Cash and cash equivalents at end of period	$89,033	$108,157

Noncash Investing and Financing Activities:
Loans charged off	$321	$1,223
Loans transferred to property acquired through foreclosure or repossession	230	421
Supplemental Disclosures:
Interest payments	$5,459	$5,175
Income tax payments	310	265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements

(1)	General Information
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

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(2)	Recently Issued Accounting Pronouncements
Receivables - Troubled Debt Restructurings by Creditors - Topic 310
Accounting Standards Update No. 2014-04, “Reclassifications of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”), was issued in January 2014 and clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned (“OREO”). ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation elected the prospective transition method and the adoption of ASU 2014-04 did not have a material impact on the Corporation’s consolidated financial statements.

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
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $10.1 million at March 31, 2015 and $8.0 million at December 31, 2014 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of March 31, 2015 and December 31, 2014, cash and due from banks included interest-bearing deposits in other banks of $47.0 million and $42.7 million, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(4)	Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$31,203	$98	$—	$31,301
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	222,547	10,498	—	233,045
Obligations of states and political subdivisions	42,664	1,515	—	44,179
Individual name issuer trust preferred debt securities	30,762	—	(4,475)	26,287
Corporate bonds	6,119	36	(25)	6,130
Total securities available for sale	$333,295	$12,147	($4,500)	$340,942
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$24,025	$809	$—	$24,834
Total securities held to maturity	$24,025	$809	$—	$24,834
Total securities	$357,320	$12,956	($4,500)	$365,776

(Dollars in thousands)
December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$31,205	$21	($54)	$31,172
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	235,343	10,023	—	245,366
Obligations of states and political subdivisions	47,647	1,529	—	49,176
Individual name issuer trust preferred debt securities	30,753	—	(4,979)	25,774
Corporate bonds	6,120	57	(3)	6,174
Total securities available for sale	$351,068	$11,630	($5,036)	$357,662
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$25,222	$786	$—	$26,008
Total securities held to maturity	$25,222	$786	$—	$26,008
Total securities	$376,290	$12,416	($5,036)	$383,670

At March 31, 2015 and December 31, 2014, securities available for sale and held to maturity with a fair value of $347.6 million and $350.5 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings and letters of credit, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 8 for additional discussion of FHLBB borrowings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

(Dollars in thousands)
March 31, 2015	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$31,003	$200	$—	$31,203
Weighted average yield	—%	1.72%	2.32%	—%	1.73%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	37,723	100,409	57,461	26,954	222,547
Weighted average yield	3.71	3.30	2.81	1.76	3.06
Obligations of state and political subdivisions:
Amortized cost	3,601	24,267	14,796	—	42,664
Weighted average yield	3.78	3.94	3.99	—	3.95
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	—	30,762	30,762
Weighted average yield	—	—	—	1.11	1.11
Corporate bonds:
Amortized cost	5,713	203	203	—	6,119
Weighted average yield	2.84	1.62	3.21	—	2.81
Total debt securities available for sale:
Amortized cost	$47,037	$155,882	$72,660	$57,716	$333,295
Weighted average yield	3.61%	3.09%	3.05%	1.42%	2.86%
Fair value	$48,955	$161,578	$75,897	$54,512	$340,942
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$3,007	$9,323	$7,364	$4,331	$24,025
Weighted average yield	3.11%	3.03%	2.78%	0.89%	2.58%
Fair value	$3,108	$9,637	$7,612	$4,477	$24,834

Included in the above table are debt securities with an amortized cost balance of $98.1 million and a fair value of $95.0 million at March 31, 2015 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 6 months to 22 years, with call features ranging from 1 month to 2 years.

Other-Than-Temporary Impairment Assessment
The Corporation assesses whether the decline in fair value of investment securities is other-than-temporary on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer.  Management evaluates impairments in value both qualitatively and quantitatively to assess whether they are other‑than‑temporary.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2015	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Individual name issuer trust preferred debt securities	—	$—	$—	11	$26,287	($4,475)	11	$26,287	($4,475)
Corporate bonds	1	1,975	(25)	—	—	—	1	1,975	(25)
Total temporarily impaired securities	1	$1,975	($25)	11	$26,287	($4,475)	12	$28,262	($4,500)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2014	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	3	$20,952	($54)	—	$—	$—	3	$20,952	($54)
Individual name issuer trust preferred debt securities	—	—	—	11	25,774	(4,979)	11	25,774	(4,979)
Corporate bonds	—	—	—	1	199	(3)	1	199	(3)
Total temporarily impaired securities	3	$20,952	($54)	12	$25,973	($4,982)	15	$46,925	($5,036)

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

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at March 31, 2015 were 11 trust preferred security holdings issued by 7 individual companies in the banking sector.  Management believes the unrealized loss position in these holdings is attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of March 31, 2015, individual name issuer trust preferred debt securities with an amortized cost of $11.9 million and unrealized losses of $2.0 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more‑likely‑than‑not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$865,042	30%	$843,978	30%
Construction & development (2)	89,851	3	79,592	3
Commercial & industrial (3)	604,630	21	611,918	21
Total commercial	1,559,523	54	1,535,488	54
Residential real estate:
Mortgages	954,905	33	948,731	33
Homeowner construction	32,659	1	36,684	1
Total residential real estate	987,564	34	985,415	34
Consumer:
Home equity lines	239,537	8	242,480	8
Home equity loans	46,727	2	46,967	2
Other (4)	47,241	2	48,926	2
Total consumer	333,505	12	338,373	12
Total loans (5)	$2,880,592	100%	$2,859,276	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Consumer installment loans and loans secured by general aviation aircraft and automobiles.

(5)
Includes net unamortized loan origination costs of $2.2 million and $2.1 million, respectively, and net unamortized premiums on purchased loans of $92 thousand and $94 thousand, respectively, at March 31, 2015 and December 31, 2014.

At March 31, 2015 and December 31, 2014, there were $1.24 billion and $1.21 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 8 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014
Commercial:
Mortgages	$5,115	$5,315
Construction & development	—	—
Commercial & industrial	2,193	1,969
Residential real estate:
Mortgages	6,956	7,124
Homeowner construction	—	—
Consumer:
Home equity lines	1,051	1,217
Home equity loans	511	317
Other	39	3
Total nonaccrual loans	$15,865	$15,945
Accruing loans 90 days or more past due	$—	$—

As of March 31, 2015 and December 31, 2014, nonaccrual loans of $3.6 million and $3.2 million, respectively, were current as to the payment of principal and interest.

At March 31, 2015, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
March 31, 2015	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$497	$61	$5,115	$5,673	$859,369	$865,042
Construction & development	—	—	—	—	89,851	89,851
Commercial & industrial	229	229	721	1,179	603,451	604,630
Residential real estate:
Mortgages	4,470	1,352	3,607	9,429	945,476	954,905
Homeowner construction	—	—	—	—	32,659	32,659
Consumer:
Home equity lines	1,244	429	463	2,136	237,401	239,537
Home equity loans	213	111	255	579	46,148	46,727
Other	55	25	5	85	47,156	47,241
Total loans	$6,708	$2,207	$10,166	$19,081	$2,861,511	$2,880,592

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2014	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$5,315	$5,315	$838,663	$843,978
Construction & development	—	—	—	—	79,592	79,592
Commercial & industrial	2,136	1,202	181	3,519	608,399	611,918
Residential real estate:
Mortgages	2,943	821	3,284	7,048	941,683	948,731
Homeowner construction	—	—	—	—	36,684	36,684
Consumer:
Home equity lines	570	100	841	1,511	240,969	242,480
Home equity loans	349	240	56	645	46,322	46,967
Other	35	5	—	40	48,886	48,926
Total loans	$6,033	$2,368	$9,677	$18,078	$2,841,198	$2,859,276

Included in past due loans as of March 31, 2015 and December 31, 2014, were nonaccrual loans of $12.3 million and $12.7 million, respectively. All loans 90 days or more past due at March 31, 2015 and December 31, 2014 were classified as nonaccrual.

Impaired Loans
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
No Related Allowance Recorded:
Commercial:
Mortgages	$205	$432	$205	$432	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,322	1,047	1,323	1,076	—	—
Residential real estate:
Mortgages	1,618	1,477	1,912	1,768	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	3,145	2,956	3,440	3,276	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	$14,384	$14,585	$14,564	$14,564	$1,173	$927
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,754	1,878	2,305	2,437	185	177
Residential real estate:
Mortgages	1,296	2,226	1,423	2,338	222	326
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	244	250	250	250	76	141
Home equity loans	72	45	116	62	1	12
Other	151	112	151	114	—	—
Subtotal	17,901	19,096	18,809	19,765	1,657	1,583
Total impaired loans	$21,046	$22,052	$22,249	$23,041	$1,657	$1,583
Total:
Commercial	$17,665	$17,942	$18,397	$18,509	$1,358	$1,104
Residential real estate	2,914	3,703	3,335	4,106	222	326
Consumer	467	407	517	426	77	153
Total impaired loans	$21,046	$22,052	$22,249	$23,041	$1,657	$1,583

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended March 31,	2015	2014	2015	2014
Commercial:
Mortgages	$14,942	$28,340	$79	$165
Construction & development	—	—	—	—
Commercial & industrial	3,036	2,366	19	23
Residential real estate:
Mortgages	3,457	3,744	16	14
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	247	134	—	1
Home equity loans	74	95	—	1
Other	146	125	3	2
Totals	$21,902	$34,804	$117	$206

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $17.7 million and $18.4 million, respectively, at March 31, 2015 and December 31, 2014. These amounts included accrued interest of $30 thousand and $33 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $1.5 million and $1.2 million, respectively, at March 31, 2015 and December 31, 2014. As of March 31, 2015, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents loans modified as a troubled debt restructuring:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended March 31,	2015	2014	2015	2014	2015	2014
Commercial:
Mortgages	—	—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	1	—	300	—	300	—
Residential real estate:
Mortgages	1	2	93	479	93	479
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	1	—	35	—	35	—
Totals	3	2	$428	$479	$428	$479

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring:

(Dollars in thousands)
Three months ended March 31,	2015	2014
Below-market interest rate concession	$335	$—
Payment deferral	93	479
Maturity / amortization concession	—	—
Interest only payments	—	—
Combination (1)	—	—
Total	$428	$479

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default:

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Three months ended March 31,	2015	2014	2015	2014
Commercial:
Mortgages	—	—	$—	$—
Construction & development	—	—	—	—
Commercial & industrial	2	6	11	1,191
Residential real estate:
Mortgages	2	—	338	—
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	—	—	—
Totals	4	6	$349	$1,191

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. As of March 31, 2015 and December 31, 2014, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.68 and 4.67, respectively. For non-impaired loans, the Corporation assigns a loss allocation factor to each loan, based on its risk rating for purposes of establishing an appropriate allowance for loan losses. See Note 6 for additional information.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Mortgages	$842,516	$819,857	$17,207	$18,372	$5,319	$5,749
Construction & development	89,851	79,592	—	—	—	—
Commercial & industrial	586,370	592,206	15,536	16,311	2,724	3,401
Total commercial loans	$1,518,737	$1,491,655	$32,743	$34,683	$8,043	$9,150

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Residential real estate:
Accruing mortgages	$947,949	$941,607	$—	$—
Nonaccrual mortgages	3,349	3,840	3,607	3,284
Homeowner construction	32,659	36,684	—	—
Total residential loans	$983,957	$982,131	$3,607	$3,284
Consumer:
Home equity lines	$239,074	$241,639	$463	$841
Home equity loans	46,472	46,911	255	56
Other	47,236	48,926	5	—
Total consumer loans	$332,782	$337,476	$723	$897

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(6)	Allowance for Loan Losses
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

Portfolios of more homogeneous populations of loans, including the various categories of residential mortgages and consumer loans, are analyzed as groups, with loss allocation factors assigned to each group based on account delinquency status. We periodically reassess and revise the loss allocation factors. Revisions to loss allocation factors are not retroactively applied. We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in residential mortgage and consumer loan portfolios and the related estimate of the loss emergence period as of the balance sheet date. We also adjust loss factor allocations for various exposures we believe are not adequately presented in historical loss experience including trends in real estate values, consideration of general economic conditions, increases in delinquency levels and regulatory changes affecting the foreclosure process. These matters are also evaluated taking into account the geographic location of the underlying loans.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for three months ended March 31, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023
Charge-offs	(200)	—	(7)	(207)	(48)	(66)	—	(321)
Recoveries	80	—	14	94	2	12	—	108
Provision	249	(71)	(191)	(13)	(29)	72	(30)	—
Ending Balance	$8,331	$1,229	$7,803	$17,363	$5,355	$2,731	$2,361	$27,810
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for three months ended March 31, 2014. Prior to December 31, 2014, the unallocated allowance included amounts for management’s qualitative and quantitative assessment of certain other loan portfolio risks not captured in other components of the allowance. The 2014 presentation of the allowance for loan losses by portfolio segment, set forth below, has been revised to conform to the December 31, 2014 presentation format. The reclassification resulted in a reduction of $5.3 million in the unallocated allowance previously reported as of March 31, 2014, with a corresponding increase to the allowance by portfolio segment. The reclassification resulted in no change in the total allowance.

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,022	$383	$7,835	$16,240	$6,450	$2,511	$2,685	$27,886
Charge-offs	(945)	—	(196)	(1,141)	(42)	(40)	—	(1,223)
Recoveries	6	—	26	32	35	13	—	80
Provision	(536)	(114)	805	155	705	93	(653)	300
Ending Balance	$6,547	$269	$8,470	$15,286	$7,148	$2,577	$2,032	$27,043
(1) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	March 31, 2015		December 31, 2014
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$14,563	$1,173	$14,991	$927
Construction & development	—	—	—	—
Commercial & industrial	3,074	185	2,921	177
Residential real estate	2,912	222	3,698	326
Consumer	467	77	409	153
Subtotal	$21,016	$1,657	$22,019	$1,583
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$850,479	$7,158	$828,987	$7,275
Construction & development	89,851	1,229	79,592	1,300
Commercial & industrial	601,556	7,618	608,997	7,810
Residential real estate	984,652	5,133	981,717	5,104
Consumer	333,038	2,654	337,964	2,560
Subtotal	$2,859,576	$23,792	$2,837,257	$24,049
Unallocated	—	2,361	—	2,391
Total	$2,880,592	$27,810	$2,859,276	$28,023

(7)	Time Certificates of Deposit
The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2015 to December 31, 2015	$296,731	0.67%
2016	177,667	1.02
2017	152,730	1.11
2018	77,579	1.35
2019	122,693	1.76
2020 and thereafter	25,221	1.52
Balance at March 31, 2015	$852,621	1.07%

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(8)	Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $386.0 million and $406.3 million, respectively, at March 31, 2015 and December 31, 2014.

The following table presents maturities and weighted average interest rates on FHLBB advances outstanding as of March 31, 2015:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
April 1, 2015 to December 31, 2015	$160,520	0.49%
2016	31,792	0.60%
2017	30,075	5.44%
2018	58,634	1.56%
2019	42,661	4.40%
2020 and thereafter	62,310	3.17%
Balance at March 31, 2015	$385,992	1.91%

As of March 31, 2015 and December 31, 2014, the Bank also has access to an unused line of credit with the FHLBB amounting to $40.0 million. In addition, the FHLBB has issued standby letters of credit to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposit at the FHLBB. The Bank’s unused remaining available borrowing capacity at the FHLBB was approximately $613.7 million and $569.4 million, respectively, at March 31, 2015 and December 31, 2014.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(9)	Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum required capital ratios and minimum capital ratios required for the Bank to be “well capitalized” for purposes of the Federal Deposit Insurance Corporation’s (“FDIC”) prompt corrective action provisions:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$352,521	12.80%	$220,262	8.00%	N/A	N/A
Bank	347,674	12.63	220,187	8.00	275,234	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	324,375	11.78	165,196	6.00	N/A	N/A
Bank	319,528	11.61	165,140	6.00	220,187	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets): (1)
Corporation	302,376	10.98	123,897	4.50	N/A	N/A
Bank	319,528	11.61	123,855	4.50	178,902	6.50
Tier 1 Capital (to Average Assets): (2)
Corporation	324,375	9.21	140,864	4.00	N/A	N/A
Bank	319,528	9.08	140,738	4.00	175,922	5.00
December 31, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	343,934	12.56	219,149	8.00	273,936	N/A
Bank	339,268	12.39	219,075	8.00	273,844	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	315,575	11.52	109,574	4.00	164,361	N/A
Bank	310,909	11.35	109,537	4.00	164,306	6.00
Tier 1 Capital (to Average Assets): (2)
Corporation	315,575	9.14	138,090	4.00	172,612	N/A
Bank	310,909	9.01	137,964	4.00	172,454	5.00

(1)
New capital ratio effective January 1, 2015 under the Basel III capital requirements. See additional discussion of Basel III and the new regulatory capital requirements in the “Supervision and Regulation” section in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(2)    Leverage ratio.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Cash Flow Hedging Instruments
As of March 31, 2015 and December 31, 2014, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $22.7 million of variable rate junior subordinated debentures. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  As of March 31, 2015 and December 31, 2014, the Bancorp has pledged collateral to derivative counterparties in the form of cash totaling $800 thousand and $939 thousand, respectively.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Customer Related Derivative Contracts
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed‑rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of March 31, 2015 and December 31, 2014, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $209.4 million and $165.8 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Risk Participation Agreements
In 2015, the Corporation entered into a risk participation agreement (“RPA”) with another bank participating in a commercial loan arrangement. The participating bank guarantees the performance on a borrower-related interest rate swap contract. The RPA represents a purchased guarantee that is recorded as an asset and under the RPA the Corporation participates out the risk associated with the interest rate swap position executed with the commercial borrower, for a net fee paid to the participating bank, classified in net gains on interest rate swap contracts. The RPA derivative asset is recorded at fair value and changes in the fair value of the derivative asset are recognized in earnings in the period of change. As of March 31, 2015, the notional amount of the RPA was $12.5 million.

Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments, but do not meet criteria for hedge accounting and, as such are treated as derivatives not designated as hedging instruments. These derivative financial instruments are recorded at fair value and changes in fair value of these commitments are reflected in earnings in the period of change. The Corporation has elected to carry certain closed residential real estate mortgage loans held for sale at fair value, as changes in fair value in these loans held for sale generally offset changes in interest rate lock and forward sale commitments.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2015	Dec 31, 2014	Balance Sheet Location	Mar 31, 2015	Dec 31, 2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$367	$497
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	1,769	1,212	Other liabilities	5	20
Commitments to sell mortgage loans	Other assets	14	13	Other liabilities	2,970	2,028
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	7,415	4,554	Other liabilities	—	23
Mirror swaps with counterparties	Other assets	—	28	Other liabilities	7,699	4,748
Risk participation agreement	Other assets	47	—	Other liabilities	—	—
Total		$9,245	$5,807		$11,041	$7,316

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
Three months ended March 31,	2015	2014		2015	2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$85	$76	Interest Expense	$—	$—
Total	$85	$76		$—	$—

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivative
Three months ended March 31,	Statement of Income Location	2015	2014
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Net gains on loan sales & commissions on loans originated for others	$572	$277
Commitments to sell mortgage loans	Net gains on loan sales & commissions on loans originated for others	(941)	(313)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains on interest rate swap contracts	3,633	1,030
Mirror swaps with counterparties	Net gains on interest rate swap contracts	(2,836)	(770)
Risk participation agreement	Net gains on interest rate swap contracts	(152)	—
Total		$276	$224

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(11)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of March 31, 2015 and December 31, 2014, securities available for sale, certain residential real estate mortgage loans held for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession, certain residential real estate mortgage loans held for sale and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

Fair Value Option Election
GAAP allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation elected the fair value option for certain residential real estate mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the derivative loan sale contracts used to economically hedge them.

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $35.6 million and $29.5 million, respectively, at March 31, 2015 and December 31, 2014. The aggregate fair value of these loans as of the same dates was $36.7 million and $30.3 million, respectively. As of March 31, 2015 and December 31, 2014, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $1.1 million and $779 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of March 31, 2015 and December 31, 2014.

The following table presents the changes in fair value related to mortgage loans held for sale, interest rate lock commitments and commitments to sell residential real estate mortgage loans, for which the fair value option was elected. Changes in fair values are reported as a component of net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

(Dollars in thousands)
Three months ended March 31,	2015	2014
Mortgage loans held for sale	$341	$76
Interest rate lock commitments	572	277
Commitments to sell mortgage loans	(941)	(313)
Total changes in fair value	($28)	$40

Items Measured at Fair Value on a Recurring Basis
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at March 31, 2015 and December 31, 2014.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government-sponsored enterprises, mortgage‑backed securities issued by U.S. government agencies and U.S. government‑sponsored enterprises, obligations of states and political subdivisions, trust preferred debt securities and corporate bonds.

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at March 31, 2015 and December 31, 2014.

Mortgage Loans Held for Sale
The fair values of mortgage loans held for sale are generally estimated based on secondary market rates offered for loans with similar characteristics. When secondary market information exists, these loans are classified as Level 2. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. Any changes in the valuation of mortgage loans held for sale is based upon the change in market interest rates between the loan closing date and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk. There were no Level 3 mortgage loans held for sale at March 31, 2015 and December 31, 2014.

Derivatives
Interest rate swap contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates and, accordingly, are classified as Level 2. For purposes of potential valuation adjustments to its interest rate swap contracts and risk participation agreements, the Corporation evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position.

Level 2 fair value measurements of forward loan commitments (interest rate lock commitments and commitments to sell residential real estate mortgages) are estimated using the anticipated market price based on pricing indications provided by other financial institutions. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. There were no Level 3 forward loan commitments held at March 31, 2015 and December 31, 2014.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$31,301	$—	$31,301	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	233,045	—	233,045	—
Obligations of states and political subdivisions	44,179	—	44,179	—
Individual name issuer trust preferred debt securities	26,287	—	26,287	—
Corporate bonds	6,130	—	6,130	—
Mortgage loans held for sale	36,672	—	36,672	—
Derivative assets (1)	9,245	—	9,245	—
Total assets at fair value on a recurring basis	$386,859	$—	$386,859	$—
Liabilities:
Derivative liabilities (2)	$11,041	$—	$11,041	$—
Total liabilities at fair value on a recurring basis	$11,041	$—	$11,041	$—

(1)	Derivative assets include interest rate swaps contracts with customers, a risk participation agreement and forward loan commitments and are included in other assets in the Consolidated Balance Sheets.

(2)
Derivative liabilities include mirror swaps with counterparties, interest rate risk management contracts and forward loan commitments and are included in other liabilities in the Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$31,172	$—	$31,172	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	245,366	—	245,366	—
Obligations of states and political subdivisions	49,176	—	49,176	—
Individual name issuer trust preferred debt securities	25,774	—	25,774	—
Corporate bonds	6,174	—	6,174	—
Mortgage loans held for sale	30,321	—	30,321	—
Derivative assets (1)	5,807	—	5,807	—
Total assets at fair value on a recurring basis	$393,790	$—	$393,790	$—
Liabilities:
Derivative liabilities (2)	$7,316	$—	$7,316	$—
Total liabilities at fair value on a recurring basis	$7,316	$—	$7,316	$—

(1)	Derivative assets include interest rate swaps contracts with customers and forward loan commitments and are included in other assets in the Consolidated Balance Sheets.

(2)
Derivative liabilities include mirror swaps with counterparties, interest rate risk management contracts and forward loan commitments and are included in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the three months ended March 31, 2015 and 2014, there were no transfers in and/or out of Level 1, 2 or 3.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table summarizes the carrying value of such assets held at March 31, 2015, which were written down to fair value during the three months ended March 31, 2015:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$3,962	$—	$—	$3,962
Property acquired through foreclosure or repossession	318	—	—	318
Total assets at fair value on a nonrecurring basis	$4,280	$—	$—	$4,280

The allowance for loan losses on collateral dependent impaired loans amounted to $1.2 million at March 31, 2015.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table summarizes the carrying value of such assets held at December 31, 2014, which were written down to fair value during the year ended December 31, 2014:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$5,728	$—	$—	$5,728
Property acquired through foreclosure or repossession	348	—	—	348
Total assets at fair value on a nonrecurring basis	$6,076	$—	$—	$6,076

The allowance for loan losses on collateral dependent impaired loans amounted to $1.3 million at December 31, 2014.

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
March 31, 2015
Collateral dependent impaired loans	$3,962	Appraisals of collateral	Discount for costs to sell	0% - 25% (10%)
			Appraisal adjustments (1)	0% - 15% (1%)
Property acquired through foreclosure or repossession	$318	Appraisals of collateral	Discount for costs to sell	0% - 10% (6%)
			Appraisal adjustments (1)	7% - 13% (10%)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2014
Collateral dependent impaired loans	$5,728	Appraisals of collateral	Discount for costs to sell	0% - 10% (2%)
			Appraisal adjustments (1)	0% - 40% (3%)
Property acquired through foreclosure or repossession	$348	Appraisals of collateral	Discount for costs to sell	6% - 10% (8%)
			Appraisal adjustments (1)	5% - 23% (14%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

(Dollars in thousands)
March 31, 2015	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$24,025	$24,834	$—	$24,834	$—
Loans, net of allowance for loan losses	2,852,782	2,898,369	—	—	2,898,369

Financial Liabilities:
Time deposits	$852,621	$854,780	$—	$854,780	$—
FHLBB advances	385,992	400,770	—	400,770	—
Junior subordinated debentures	22,681	16,974	—	16,974	—

(Dollars in thousands)
December 31, 2014	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$25,222	$26,008	$—	$26,008	$—
Loans, net of allowance for loan losses	2,831,253	2,866,907	—	—	2,866,907

Financial Liabilities:
Time deposits	$874,102	$872,570	$—	$872,570	$—
FHLBB advances	406,297	418,005	—	418,005	—
Junior subordinated debentures	22,681	17,201	—	17,201	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(12)	Defined Benefit Pension Plans
The Corporation maintains a tax-qualified defined benefit pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans. Defined benefit pension plans were previously amended to freeze benefit accruals after a 10-year transition period ending in December 2023.

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2015	2014	2015	2014
Net Periodic Benefit Cost:
Service cost	$615	$538	$20	$12
Interest cost	732	723	122	120
Expected return on plan assets	(1,129)	(1,016)	—	—
Amortization of prior service (credit) cost	(6)	(6)	—	—
Recognized net actuarial loss	312	115	61	16
Net periodic benefit cost	$524	$354	$203	$148

The pension plan is funded on a current basis, in compliance with the requirements of ERISA.

(13)	Share-Based Compensation Arrangements
During the three months ended March 31, 2015, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation. The performance shares awarded were valued at the fair market value as of the award date, or $38.02, and will be earned over a 3-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 150% of the target, or 46,950 shares.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2015	2014	2015	2014	2015	2014	2015	2014
Net interest income (expense)	$20,625	$19,739	($14)	($4)	$5,091	$4,101	$25,702	$23,836
Provision for loan losses	—	300	—	—	—	—	—	300
Net interest income (expense) after provision for loan losses	20,625	19,439	(14)	(4)	5,091	4,101	25,702	23,536
Noninterest income	5,078	4,541	8,435	8,065	507	6,764	14,020	19,370
Noninterest expenses:
Depreciation and amortization expense	671	585	306	311	60	51	1,037	947
Other noninterest expenses	13,587	13,553	5,915	5,387	2,992	9,405	22,494	28,345
Total noninterest expenses	14,258	14,138	6,221	5,698	3,052	9,456	23,531	29,292
Income before income taxes	11,445	9,842	2,200	2,363	2,546	1,409	16,191	13,614
Income tax expense	3,730	3,261	844	876	607	179	5,181	4,316
Net income	$7,715	$6,581	$1,356	$1,487	$1,939	$1,230	$11,010	$9,298

Total assets at period end	$3,015,691	$2,577,350	$52,568	$52,475	$534,255	$564,321	$3,602,514	$3,194,146
Expenditures for long-lived assets	1,067	1,075	114	171	45	45	1,226	1,291

(15)	Other Comprehensive Income
The following table presents the activity in other comprehensive income:

Three months ended March 31,	2015			2014
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Net change in fair value of securities available for sale	1,053	389	664	964	352	612
Cash flow hedges:
Change in fair value of cash flow hedges	(32)	(24)	(8)	(43)	(27)	(16)
Net cash flow hedge losses reclassified into earnings (1)	145	52	93	145	53	92
Net change in fair value of cash flow hedges	113	28	85	102	26	76
Defined benefit plan obligation adjustment (2)	367	132	235	88	—	88
Total other comprehensive income	$1,533	$549	$984	$1,154	$378	$776

(1)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(2)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2014	$4,110	$112	($287)	($12,744)	($8,809)
Other comprehensive income (loss) before reclassifications	664	—	(8)	—	656
Amounts reclassified from accumulated other comprehensive income	—	—	93	235	328
Net other comprehensive income	664	—	85	235	984
Balance at March 31, 2015	$4,774	$112	($202)	($12,509)	($7,825)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2013	$3,089	$112	($618)	($4,136)	($1,553)
Other comprehensive income (loss) before reclassifications	612	—	(16)	—	596
Amounts reclassified from accumulated other comprehensive income	—	—	92	88	180
Net other comprehensive income	612	—	76	88	776
Balance at March 31, 2014	$3,701	$112	($542)	($4,048)	($777)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(16)	Earnings Per Common Share
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

The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2015	2014
Earnings per common share - basic:
Net income	$11,010	$9,298
Less dividends and undistributed earnings allocated to participating securities	(39)	(41)
Net income applicable to common shareholders	$10,971	$9,257
Weighted average common shares	16,759	16,626
Earnings per common share - basic	$0.65	$0.56
Earnings per common share - diluted:
Net income	$11,010	$9,298
Less dividends and undistributed earnings allocated to participating securities	(39)	(41)
Net income applicable to common shareholders	$10,971	$9,257
Weighted average common shares	16,759	16,626
Dilutive effect of common stock equivalents	180	174
Weighted average diluted common shares	16,939	16,800
Earnings per common share - diluted	$0.65	$0.55

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 77,450 and 54,600, respectively, for the three months ended March 31, 2015 and 2014.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$303,443	$325,402
Home equity lines	206,515	200,932
Other loans	47,998	48,551
Standby letters of credit	5,248	5,102
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	60,546	40,015
Commitments to sell mortgage loans	106,457	84,808
Customer related derivative contracts:
Interest rate swaps with customers	209,416	165,795
Mirror swaps with counterparties	209,416	165,795
Interest rate risk management contracts:
Interest rate swaps	22,681	22,681

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. As of March 31, 2015 and December 31, 2014, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $5.2 million and $5.1 million, respectively. At March 31, 2015 and December 31, 2014, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three months ended March 31, 2015 and 2014.

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

Leases
As of March 31, 2015 and December 31, 2014, the Corporation was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities.  Lease expiration dates range from 4 months to 26 years, with renewal options on certain leases of 1 month to 25 years. Rental expense under the operating leases amounted to $790 thousand for the three months ended March 31, 2015, compared to $737 thousand for the same period in 2014. Rental expense is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income. There have been no significant changes in the future minimum lease payments payable from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(18) Sale of Business Line
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a net gain of $6.3 million; after-tax $4.0 million, or 24 cents per diluted share.  In connection with the sale, Washington Trust incurred divestiture related costs of $355 thousand; after-tax $227 thousand, or 1 cent per diluted share, in the first quarter of 2014. The net proceeds received from the sale totaled $7.2 million, including $900 thousand of deferred revenue that can be earned over a 5-year period by providing business referrals to the buyer. As of March 31, 2015, $720 thousand of deferred revenue remained to be earned under this arrangement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the full-year ended December 31, 2015 or any future period.

Forward-Looking Statements
This report contains statements that are “forward-looking statements.”  We may also make forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees.  You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “outlook,” “will,” “should,” and other expressions that predict or indicate future events and trends and which do not relate to historical matters.  You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different than the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; additional government intervention in the U.S. financial system; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of the our competition; changes in legislation or regulation and accounting principles, policies and guidelines; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation considers the following to be its critical accounting policies: allowance for loan losses, review of goodwill for impairment and the assessment of investment securities for impairment. There have been no significant changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recently Issued Accounting Pronouncements
See Note 2 to the Unaudited Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Overview
Washington Trust offers a comprehensive product line of banking and financial services to individuals and businesses, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its ATM networks; and its Internet website at www.washtrust.com.

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

Our financial results are affected by interest rate fluctuations, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  While the regional economic climate has been improving in recent quarters, adverse changes in future economic growth, consumer confidence, credit availability and corporate earnings could impact our financial results. Management believes that overall credit quality has been stable to improving, generally in line with the pace of recovery in regional economic conditions.

We continued to leverage our strong, statewide brand to build market share in Rhode Island whenever possible and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. In the first quarter of 2015, we opened a new full-service branch in Rumford, Rhode Island, and we plan to open another new full-service branch in Providence, Rhode Island, later in 2015 or early 2016.

Composition of Earnings
Net income for the first quarter of 2015 amounted to $11.0 million, or $0.65 per diluted share, up from $9.3 million, or $0.55 per diluted share, for the first quarter of 2014. The returns on average equity and average assets for the first quarter of 2015 were 12.54% and 1.23%, respectively, compared to 11.10% and 1.17%, respectively, for the same quarter in 2014.

First quarter 2014 results included the following transactions, which reduced net income for the three months ended March 31, 2014 by $245 thousand, or 1 cent per diluted share:

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

Excluding the above mentioned transactions, as well as the merchant processing fee revenue and expenses recognized prior to the consummation of the business line sale, increased profitability in 2015 as compared to 2014 reflected growth in net interest income, a decrease in the provision for loan losses, higher wealth management revenues and increased mortgage banking revenues, which were partially offset by higher salaries and employee benefit costs.

Net interest income for the three months ended March 31, 2015 amounted to $25.7 million, up by 8% from the comparable period in 2014, reflecting growth in average loan balances. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.18% for the three months ended March 31, 2015, compared to 3.34% for the comparable period in 2014.

Based on the assessment of the stable asset quality metrics, the relatively modest loan growth in the first quarter of 2015 and other favorable changes in loss exposure, management concluded that no provision for loan losses was necessary for the three months ended March 31, 2015. A $300 thousand loan loss provision was recognized in earnings for the comparable period in 2014.

Wealth management revenues for the three months ended March 31, 2015 totaled $8.4 million, up by 5% from the same period in 2014, due to an increase in asset-based wealth management revenues.

Net gains on loan sales and commissions on loans originated for others (“mortgage banking revenues”) for the three months ended March 31, 2015 amounted to $2.6 million, up by 109% from the same period in 2014, due to an increase in residential mortgage loan sales activity.

Salaries and employee benefit costs, the largest component of noninterest expenses, totaled $15.5 million, up by 6% from the same period in 2014, largely due to increases in our mortgage banking area and wealth management business line.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as investment securities portfolio, wholesale funding activities, net gain on sale of business line, income from BOLI and administrative expenses are not allocated to the operating segments and are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment reported net income of $7.7 million for the three months ended March 31, 2015, compared to $6.6 million for the same period in 2014. Net interest income for this operating segment for the three months ended March 31, 2015, increased by $886 thousand, or 4%, from the same period in 2014, primarily due to growth in interest-earning assets. However, the increase was impacted by lower yields on loans as well as narrower spreads in the funds transfer pricing allocation with the Corporate unit. Due to stable and favorable trends in asset quality and credit quality indicators and relatively modest loan growth in the first quarter of 2015, no loan loss provision was recognized for the three months ended March 31, 2015, compared to a $300 thousand loan loss provision charged to earnings in the same quarter in 2014. Noninterest income derived from the Commercial Banking segment totaled $5.1 million for the three months ended March 31, 2015, up by $537 thousand, or 12%, from the comparable 2014 period. The increase in noninterest income was largely due to higher mortgage banking revenues and customer-related interest rate swap fee income, partially offset by a decrease in merchant processing fee revenue, due to the sale of this business line on March 1, 2014. The decrease in merchant processing fee revenue corresponded to a decline in merchant processing costs included in this operating segment’s noninterest expenses. Commercial Banking noninterest expenses for the three months ended March 31, 2015 were up modestly from the same period in 2014, reflecting increases in salaries and employee benefit costs and net occupancy costs, which were partially offset by a decline in merchant processing costs.

The Wealth Management Services segment reported net income of $1.4 million for the three months ended March 31, 2015, compared to $1.5 million for the same period in 2014. Noninterest income derived from the Wealth Management Services segment was $8.4 million for the three months ended March 31, 2015, up by 5% compared to the same period in 2014, due to an increase in asset-based wealth management revenues.  Wealth Management assets under administration totaled $5.2 billion at March 31, 2015, up by 2% from December 31, 2014 and up by 7% from March 31, 2014. Noninterest expenses for the Wealth Management Services segment totaled $6.2 million for the three months ended March 31, 2015, up by $523 thousand, or 9%, from the same period in 2014, primarily due to an increase in salaries and benefit costs.

Net income attributed to the Corporate unit amounted to $1.9 million for the three months ended March 31, 2015, compared to $1.2 million for the same period in 2014. The Corporate unit’s net interest income for the three months ended March 31, 2015 increased by $1.0 million from the comparable 2014 period, largely due to a favorable change in net funds transfer pricing offsets with the Commercial Banking segment, partially offset by a decrease in interest and dividend income. Noninterest income for the Corporate unit for the three months ended March 31, 2015 decreased by $6.3 million, compared to the same period a year ago, due to the gain on the sale of the merchant processing services business line recognized in the first quarter of 2014. The Corporate unit’s noninterest expenses for the three months ended March 31, 2015 decreased by $6.4 million from the same period in 2014, largely due to debt prepayment penalty expense recognized in the first quarter of 2014. See additional discussion regarding these noninterest income and expense items in the “Overview” section under the caption “Composition of Earnings.”

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

FTE net interest income for the three months ended March 31, 2015 amounted to $26.4 million up by $1.9 million, or 8%, from the $24.5 million reported for the same period in 2014. The net interest margin was 3.18% for the three months ended March 31, 2015, compared to 3.34% for the same period in 2014.

Average interest-earning assets amounted to $3.4 billion for the three months ended March 31, 2015 and were up by $396.1 million, or 13%, from the average balances for the same period in 2014, primarily due to loan growth. The yield on average interest-earning assets for the three months ended March 31, 2015 declined by 24 basis points from the comparable period in 2014, reflecting the impact of a sustained low interest rate environment.

Total average loans for the three months ended March 31, 2015 increased by $444.1 million, or 18%, from the average balances for the comparable 2014 period, with growth in average residential real estate mortgage and commercial loan balances.  The yield on total loans for the three months ended March 31, 2015 was 4.01%, down by 25 basis points from the same period in 2014. The contribution of loan prepayment fees and other fees to the yield on total loans was 4 basis points and 5 basis points, respectively, for the three months ended March 31, 2015 and 2014. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, interest rates on total interest-earning assets may continue to decline.

Total average securities for the three months ended March 31, 2015 decreased by $36.7 million, or 9%, from the average balances for the same period a year earlier, reflecting maturities, calls and pay-downs.  The FTE rate of return on securities for the three months ended March 31, 2015 decreased by 61 basis points from the comparable period in 2014, due to runoff of higher yielding securities.

Average interest-bearing liabilities for the three months ended March 31, 2015 increased by $367.5 million, or 15%, from the average balances for the same period in 2014, largely due to increases in wholesale brokered time deposits and FHLBB advances. The cost of funds for the three months ended March 31, 2015 declined by 11 basis points from the comparable 2014 period, largely due to a decline in the rate paid on FHLBB advances. See additional discussion under the caption “Sources of Funds” for additional information regarding funding transactions.

The average balance of FHLBB advances for the three months ended March 31, 2015 was up by $134.8 million compared to the average balances for the same period in 2014. The average rate paid on such advances for the three months ended March 31, 2015 was 1.91% compared to 3.37% for the comparable period in 2014.

Total average interest-bearing deposits for the three months ended March 31, 2015 increased by $232.8 million, or 11%, from the average balances for the same period in 2014. This included an increase of $173.0 million in average out-of-market wholesale brokered time certificates of deposit. The average rate paid on wholesale brokered time deposits for the first three months of 2015 increased by 17 basis points compared to the same period in 2014.

Excluding the increases in wholesale brokered time deposits, average in-market interest-bearing deposits grew by $59.7 million, or 3%, primarily due to increases in average money market account balances, partially offset by a decrease in average in-market time deposit balances. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2015 decreased by 5 basis points compared to the same period in 2014, due to lower rates on time deposits, offset, in part, by higher rates on money market deposits.

The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2015 increased by $15.9 million compared to the average balances for the same period in 2014.

Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis
The following tables present average balance and interest rate information.  Tax-exempt income is converted to a FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit.  For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency.  Unrealized gain (losses) on available for sale securities and fair value adjustments on mortgage loans held for sale are excluded from the average balance and yield calculations. Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

Three months ended March 31,	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,544,720	$15,313	4.02	$1,336,798	$14,601	4.43
Residential real estate loans, including mortgage loans held for sale	1,030,016	10,314	4.06	802,412	8,208	4.15
Consumer loans	336,333	3,168	3.82	327,793	3,097	3.83
Total loans	2,911,069	28,795	4.01	2,467,003	25,906	4.26
Cash, federal funds sold and short-term investments	51,058	25	0.20	62,246	35	0.23
FHLBB stock	37,730	165	1.77	37,730	142	1.53
Taxable debt securities	322,570	2,259	2.84	344,009	2,942	3.47
Nontaxable debt securities	44,659	664	6.03	59,958	884	5.98
Total securities	367,229	2,923	3.23	403,967	3,826	3.84
Total interest-earning assets	3,367,086	31,908	3.84	2,970,946	29,909	4.08
Noninterest-earning assets	221,795			203,335
Total assets	$3,588,881			$3,174,281
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$37,851	$8	0.09	$10,767	$—	—
NOW accounts	329,588	48	0.06	304,201	47	0.06
Money market accounts	800,036	883	0.45	685,142	609	0.36
Savings accounts	293,926	46	0.06	292,809	45	0.06
Time deposits (in-market)	567,063	1,469	1.05	675,836	1,931	1.16
Wholesale brokered time deposits	294,664	935	1.29	121,622	337	1.12
FHLBB advances	404,773	1,902	1.91	269,989	2,241	3.37
Junior subordinated debentures	22,681	241	4.31	22,681	241	4.31
Other	128	3	9.51	173	3	7.03
Total interest-bearing liabilities	2,750,710	5,535	0.82	2,383,220	5,454	0.93
Demand deposits	438,904			422,975
Other liabilities	48,052			33,057
Shareholders’ equity	351,215			335,029
Total liabilities and shareholders’ equity	$3,588,881			$3,174,281
Net interest income		$26,373			$24,455
Interest rate spread			3.02			3.15
Net interest margin			3.18			3.34

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2015	2014
Commercial loans	$442	$317
Nontaxable debt securities	229	302
Total	$671	$619

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months
	March 31, 2015 vs. 2014
	Increase (Decrease) Due to
	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial loans	$2,141	($1,429)	$712
Residential real estate loans, including mortgage loans held for sale	2,287	(181)	2,106
Consumer loans	79	(8)	71
Cash, federal funds sold and other short-term investments	(6)	(4)	(10)
FHLBB stock	—	23	23
Taxable debt securities	(175)	(508)	(683)
Nontaxable debt securities	(227)	7	(220)
Total interest income	4,099	(2,100)	1,999
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	—	8	8
NOW accounts	1	—	1
Money market accounts	110	164	274
Savings accounts	1	—	1
Time deposits (in-market)	(291)	(171)	(462)
Wholesale brokered time deposits	540	58	598
FHLBB advances	859	(1,198)	(339)
Junior subordinated debentures	—	—	—
Other	(1)	1	—
Total interest expense	1,219	(1,138)	81
Net interest income	$2,880	($962)	$1,918

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

Based on management’s assessment of the stable asset quality metrics, the relatively modest loan growth in the first quarter of 2015 and other favorable changes in loss exposure allocation, there was no provision for loan losses charged to earnings in the first quarter of 2015. A loan loss provision of $300 thousand was recognized in the first quarter of 2014.  Net charge-offs for the three months ended March 31, 2015 totaled $213 thousand. Net charge-offs for the three months ended March 31, 2014 totaled $1.1 million and included an $853 thousand charge-off recognized on one commercial mortgage relationship.

The level of nonaccrual loan formation in recent quarters has been relatively low, including $1.6 million in the first quarter of 2015 and $2.1 million in the fourth quarter of 2014. In comparison, the average quarterly amount of nonaccrual loan formation for the 7 quarters ended September 30, 2014 was $3.4 million. In addition, the amount of potential problem loans, as described under the caption “Asset Quality,” has decreased to $573 thousand at March 31, 2015. These factors have been and will continue to be taken into consideration in determining the level of future loan loss provisions along with the other factors mentioned above.

The allowance for loan losses was $27.8 million, or 0.97% of total loans, at March 31, 2015, compared to $28.0 million, or 0.98% of total loans, at December 31, 2014. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2015	2014	$	%
Noninterest income:
Wealth management revenues	$8,435	$8,065	$370	5%
Merchant processing fees	—	1,291	(1,291)	(100)
Net gains on loan sales and commissions on loans originated for others	2,585	1,239	1,346	109
Service charges on deposit accounts	935	754	181	24
Card interchange fees	714	681	33	5
Income from bank-owned life insurance	490	445	45	10
Net gains on interest rate swap contracts	645	260	385	148
Equity in earnings (losses) of unconsolidated subsidiaries	(86)	(43)	(43)	100
Net gain on sale of business line	—	6,265	(6,265)	(100)
Other income	302	413	(111)	(27)
Total noninterest income	$14,020	$19,370	($5,350)	(28)%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2015	2014	$	%
Wealth management revenues:
Trust and investment management fees	$7,142	$6,685	$457	7%
Mutual fund fees	1,036	1,081	(45)	(4)
Asset-based revenues	8,178	7,766	412	5
Transaction-based revenues	257	299	(42)	(14)
Total wealth management revenues	$8,435	$8,065	$370	5%

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)
Three months ended March 31,	2015	2014
Wealth management assets under administration:
Balance at the beginning of period	$5,069,966	$4,781,958
Net investment appreciation & income	80,872	44,335
Net client cash flows	8,825	(19,912)
Balance at the end of period	$5,159,663	$4,806,381

Wealth management revenues for the three months ended March 31, 2015 were $8.4 million, up by 5% from the same period in 2014, due to an increase in asset-based revenues.  Wealth management assets under administration totaled $5.2 billion at March 31, 2015, up by $89.7 million, or 2%, from December 31, 2014, and up by $353.3 million, or 7%, from a year-ago, largely due to net investment appreciation and income.

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

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Mortgage origination activity increased in the first quarter of 2015 in response to a decline in market interest rates in recent months. Mortgage banking revenues totaled $2.6 million for the three months ended March 31, 2015, up by $1.3 million, or 109%, compared to the same period in 2014, reflecting increases in origination and sales activity. Residential mortgages sold to the secondary market, including brokered loans, totaled $127.9 million and $57.0 million, respectively, for the three months ended March 31, 2015 and 2014.

Net gains on interest rate swap contracts for the three months ended March 31, 2015 increased by $385 thousand, or 148%, from the same period in 2014. This increase was largely due to new customer-related interest rate swap transactions executed in the first quarter of 2015.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Three months ended March 31,	2015	2014	$	%
Noninterest expenses:
Salaries and employee benefits	$15,494	$14,558	$936	6%
Net occupancy	1,886	1,640	246	15
Equipment	1,340	1,236	104	8
Merchant processing costs	—	1,050	(1,050)	(100)
Outsourced services	1,247	1,044	203	19
Legal, audit and professional fees	676	618	58	9
FDIC deposit insurance costs	473	440	33	8
Advertising and promotion	267	232	35	15
Amortization of intangibles	155	164	(9)	(5)
Debt prepayment penalties	—	6,294	(6,294)	(100)
Other	1,993	2,016	(23)	(1)
Total noninterest expense	$23,531	$29,292	($5,761)	(20)%

Noninterest Expense Analysis
For the three months ended March 31, 2015, salaries and employee benefit costs totaled $15.5 million, up by $936 thousand, or 6%, compared to the same period in 2014. Included in salaries and employee benefits was $291 thousand of divestiture costs expensed in the first quarter of 2014. Excluding these divestiture costs, salaries and employee benefit costs increased $1.2 million, or 9%, reflecting higher levels of business development based compensation in the mortgage banking area and increased staffing levels in the wealth management business line, compared to the first quarter of 2014.

Net occupancy costs for the three months ended March 31, 2015 increased by $246 thousand, or 15%, from the comparable 2014 period, largely due to increased rental expense and other occupancy costs associated with a de novo branch that opened in the second quarter of 2014 and increased weather-related utilities and operating costs compared to the same period in 2014.

As disclosed in the Overview section under the caption “Composition of Earnings,” the Corporation sold its merchant processing services business line on March 1, 2014. Prior to the consummation of this business line sale, merchant processing costs of $1.1 million were recognized in the in the first quarter of 2014. See the discussion above regarding corresponding merchant processing fees under the caption “Noninterest Income.”

Outsourced services for the three months ended March 31, 2015 increased by $203 thousand, or 19%, from the same period in 2014, reflecting an increase in third party card processing services due to increased volume and execution costs associated with customer-related interest rate swap transactions.

The prepayment of FHLBB advances in the first quarter of 2014 resulted in debt prepayment penalty expense of $6.3 million. See additional discussion regarding the prepayments in the “Overview” section above under the caption “Composition of Earnings.” There was no such debt prepayment penalty expense in the first quarter of 2015.

Income Taxes
Income tax expense amounted to $5.2 million for the three months ended March 31, 2015, compared to $4.3 million for the same period in 2014. The Corporation’s effective tax rate for the three months ended March 31, 2015 and 2014, was 32.0% and 31.7%, respectively. The increase in the effective tax rate reflected a higher proportion of taxable income to pre-tax book income. The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.6 billion at March 31, 2015, up by $15.6 million from the end of 2014, largely due to net loan growth.

Nonperforming assets as a percent of total assets amounted to 0.48% at March 31, 2015, unchanged from the end of 2014. Management believes the overall credit quality has been stable to improving, generally in line with the pace of recovery in regional economic conditions.

At March 31, 2015, total deposits increased by $28.3 million, or 1%, from the end of 2014, which included a decrease of $8.3 million of out-of-market wholesale brokered time certificates of deposit. Excluding out-of-market wholesale brokered time certificates of deposit, in-market deposits increased by $36.6 million, or 1%. FHLBB advances amounted to $386.0 million as of March 31, 2015, down by $20.3 million, or 5%, from December 31, 2014.

Shareholders’ equity totaled $353.9 million at March 31, 2015, up by $7.6 million from the balance at the end of 2014.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 12.80% at March 31, 2015, compared to 12.56% at December 31, 2014. See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2015 and December 31, 2014, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$31,301	9%	$31,172	9%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	233,045	68	245,366	68
Obligations of states and political subdivisions	44,179	13	49,176	14
Individual name issuer trust preferred debt securities	26,287	8	25,774	7
Corporate bonds	6,130	2	6,174	2
Total securities available for sale	$340,942	100%	$357,662	100%

(Dollars in thousands)	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$24,025	100%	$25,222	100%
Total securities held to maturity	$24,025	100%	$25,222	100%

As of March 31, 2015, the investment portfolio totaled $365.0 million, down by $17.9 million from the balance at December 31, 2014, reflecting maturities, calls and principal repayments of debt securities.

At March 31, 2015 and December 31, 2014, the net unrealized gain position on securities available for sale and held to maturity amounted to $8.5 million and $7.4 million, respectively, and included gross unrealized losses of $4.5 million and $5.0 million, respectively.  These gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

Obligations of States and Political Subdivisions
The carrying amount of obligations of states and political subdivisions included in our securities portfolio at March 31, 2015 totaled $44.2 million. The following table presents obligations of states and political subdivisions by geographic location:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
New Jersey	$27,042	$939	$—	$27,981
New York	8,073	286	—	8,359
Pennsylvania	1,962	96	—	2,058
Illinois	1,901	47	—	1,948
Other	3,686	147	—	3,833
Total	$42,664	$1,515	$—	$44,179

The following table presents obligations of states and political subdivisions by category:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
General obligations	$40,349	$1,407	$—	$41,756
Revenue obligations (1)	2,315	108	—	2,423
Total	$42,664	$1,515	$—	$44,179

(1)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of 7 individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	March 31, 2015				Credit Ratings
					March 31, 2015			Form 10-Q Filing Date
Named Issuer (parent holding company)	(a)	Amortized Cost	Fair Value	Unrealized Loss	Moody’s	S&P		Moody’s	S&P
JPMorgan Chase & Co.	2	$9,770	$8,300	($1,470)	Baa2	BBB-		Baa2	BBB-
Bank of America Corporation	3	5,772	4,847	(925)	Ba1	BB	(b)	Ba1	BB	(b)
Wells Fargo & Company	2	5,146	4,594	(552)	A3/Baa1	BBB+/BBB		A3/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,175	3,486	(689)	Baa3	BB+	(b)	Baa3	BB+	(b)
Northern Trust Corporation	1	1,986	1,730	(256)	Baa1	BBB+		Baa1	BBB+
State Street Corporation	1	1,977	1,730	(247)	A3	BBB		A3	BBB
Huntington Bancshares Incorporated	1	1,936	1,600	(336)	Baa3	BB	(b)	Baa3	BB	(b)
Totals	11	$30,762	$26,287	($4,475)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

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

Loans
Total loans amounted to $2.9 billion at March 31, 2015, up by $21.3 million, or 1%, in the first three months of 2015, largely due to growth in the commercial loan portfolio.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $954.9 million at March 31, 2015, up by $31.3 million, or 3%, from $923.6 million at December 31, 2014. Included in these end of period amounts were commercial construction loans of $89.9 million and $79.6 million, respectively. The growth in commercial real estate loans was in large part due to enhanced business cultivation efforts with new and existing borrowers, with an emphasis on larger loan balances to borrowers or groups of related borrowers.

Commercial real estate loans are secured by a variety of property types, with approximately 85% of the total at March 31, 2015 composed of office buildings, retail facilities, commercial mixed use, multi-family dwellings, lodging and industrial and warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$882,400	93%	$861,422	93%
New York, New Jersey, Pennsylvania	58,832	6	53,625	6
New Hampshire	13,661	1	8,523	1
Total	$954,893	100%	$923,570	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $604.6 million at March 31, 2015, down by $7.3 million, or 1%, from the balance at December 31, 2014. This portfolio includes loans to a variety of business types.  Approximately 79% of the total is composed of owner occupied and other real estate, health care/social assistance, retail trade, manufacturing, accommodation and food services, public administration, entertainment and recreation, construction, professional, scientific and technical and wholesale trade businesses.

Residential Real Estate Loans
Residential real estate loans amounted to $987.6 million at March 31, 2015, up by $2.1 million, from the balance at December 31, 2014. Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  In recent years, the mortgage origination business has been expanded beyond our bank branch network, which is primarily located in Rhode Island, through the addition of residential mortgage lending offices in eastern Massachusetts and Connecticut. We also originate residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages. Total residential real estate loan originations for retention in portfolio were $54.7 million for the three months ended March 31, 2015, compared to $66.5 million for the three months ended March 31, 2014. Total residential real estate loan originations for sale to the secondary market, including loans originated in a broker capacity, were $129.0 million for the three months ended March 31, 2015, compared to $55.7 million for the three months ended March 31, 2014.

Loans are sold with servicing retained or released. In recent years, we began to retain servicing on a higher proportion of loans sold to the secondary market. In general, loans sold with the retention of servicing yield a larger gain on sale due to the capitalization of servicing rights, which are subsequently amortized over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.1 million and $3.0 million, respectively, as of March 31, 2015 and December 31, 2014. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $407.4 million and $378.8 million, respectively, as of March 31, 2015 and December 31, 2014.

Included in residential real estate loans were purchased residential mortgage balances totaling $31.8 million and $32.8 million, respectively, as of March 31, 2015 and December 31, 2014. These loans were purchased from other financial institutions prior to March 2009.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$966,809	97.9%	$965,452	98.1%
New Hampshire	11,509	1.2	10,204	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	4,659	0.5	5,096	0.5
Ohio	1,749	0.2	1,812	0.2
Washington, Oregon	1,325	0.1	1,331	0.1
Georgia	1,057	0.1	1,062	0.1
Other	456	—	458	—
Total	$987,564	100.0%	$985,415	100.0%

Consumer Loans
Consumer loans amounted to $333.5 million at March 31, 2015, down by $4.9 million, or 1%, from December 31, 2014.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 86% of the total consumer portfolio at March 31, 2015.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014
Nonaccrual loans:
Commercial mortgages	$5,115	$5,315
Commercial construction & development	—	—
Commercial & industrial	2,193	1,969
Residential real estate mortgages	6,956	7,124
Consumer	1,601	1,537
Total nonaccrual loans	15,865	15,945
Nonaccrual investment securities	—	—
Property acquired through foreclosure or repossession, net	1,398	1,176
Total nonperforming assets	$17,263	$17,121

Nonperforming assets to total assets	0.48%	0.48%
Nonperforming loans to total loans	0.55%	0.56%
Total past due loans to total loans	0.66%	0.63%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets totaled $17.3 million, or 0.48% of total assets, at March 31, 2015, compared to $17.1 million, or 0.48% of total assets, at December 31, 2014. Property acquired through foreclosure or repossession increased modestly to $1.4 million at March 31, 2015 and consisted of 6 residential properties and 2 commercial properties. Nonaccrual loans totaled $15.9 million at March 31, 2015, down slightly from the balance at December 31, 2014.

Nonaccrual Loans
During the three months ended March 31, 2015, the Corporation made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2015.

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2015				December 31, 2014
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$5,115	$—	$5,115	0.59%	$5,315	$—	$5,315	0.63%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	721	1,472	2,193	0.36	181	1,788	1,969	0.32
Residential real estate mortgages	3,607	3,349	6,956	0.70	3,284	3,840	7,124	0.72
Consumer	723	878	1,601	0.48	897	640	1,537	0.45
Total nonaccrual loans	$10,166	$5,699	$15,865	0.55%	$9,677	$6,268	$15,945	0.56%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

Approximately 76% of total nonaccrual loans at March 31, 2015 consisted of commercial mortgages and residential real estate mortgage loans.

Nonaccrual commercial mortgage loans were $5.1 million at March 31, 2015, down by $200 thousand from the balance at the end of 2014. All of the nonaccrual commercial mortgage loans at March 31, 2015 and December 31, 2014 were located in Rhode Island and Connecticut.

As of March 31, 2015, the largest nonaccrual relationship in the commercial mortgage category was comprised of one troubled debt restructured loan with a carrying value of $4.7 million, which was classified into nonaccrual status in the third quarter of 2014 because the borrower failed to perform in accordance with the terms of the restructuring. This loan is secured by commercial property and is collateral dependent. Based on the fair value of the underlying collateral, a $1.1 million loss allocation was deemed necessary at March 31, 2015.

Nonaccrual residential real estate mortgage loans decreased modestly from the balance at the end of 2014. As of March 31, 2015, the $7.0 million balance of nonaccrual residential mortgage loans consisted of 29 loans, with $6.2 million located in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential mortgages at March 31, 2015 were 12 loans purchased for portfolio and serviced by others amounting to $3.3 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)	March 31, 2015		December 31, 2014
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$5,673	0.66%	$5,315	0.63%
Commercial construction & development	—	—	—	—
Commercial & industrial	1,179	0.19	3,519	0.58
Residential real estate mortgages	9,429	0.95	7,048	0.72
Consumer loans	2,800	0.84	2,196	0.65
Total past due loans	$19,081	0.66%	$18,078	0.63%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2015, total past due loans amounted to $19.1 million, or 0.66% of total loans, compared to $18.1 million, or 0.63%, at December 31, 2014.

Included in past due loans as of March 31, 2015 were nonaccrual loans of $12.3 million. All loans 90 days or more past due at March 31, 2015 and December 31, 2014 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below‑market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of March 31, 2015, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below. See Note 5 to the Unaudited Consolidated Financial Statements for additional information.

(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014
Accruing troubled debt restructured loans:
Commercial mortgages	$9,448	$9,676
Commercial & industrial	881	954
Residential real estate mortgages	684	1,252
Consumer	134	135
Accruing troubled debt restructured loans	11,147	12,017
Nonaccrual troubled debt restructured loans:
Commercial mortgages	4,698	4,898
Commercial & industrial	1,442	1,193
Residential real estate mortgages	338	248
Consumer	34	—
Nonaccrual troubled debt restructured loans	6,512	6,339
Total troubled debt restructured loans	$17,659	$18,356

As of March 31, 2015, loans classified as troubled debt restructurings totaled $17.7 million, down by $697 thousand from the end of 2014.

As of March 31, 2015, 80% of the troubled debt restructured loans consisted of two relationships. The largest troubled debt restructured relationship at March 31, 2015 consisted of an accruing commercial mortgage relationship with a carrying value of $9.4 million, secured by mixed use properties. The restructuring took place in the second quarter of 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. The second largest troubled debt restructured relationship consisted of a commercial mortgage with a carrying value of $4.7 million at March 31, 2015, secured by commercial property. The restructuring took place in the third quarter of 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. In connection with this restructuring, a principal paydown of $1.2 million was provided by the borrower during the third quarter of 2013. This troubled debt restructuring loan was classified into nonaccrual status in the third quarter of 2014. See additional disclosure about this relationship above under the caption “Nonaccrual Loans.”

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2015 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $573 thousand in potential problem loans at March 31, 2015, compared to $1.2 million at December 31, 2014. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Note 6 to the Unaudited Consolidated Financial Statements.

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the level of allowance for loan losses at March 31, 2015 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Mar 31, 2015	Dec 31, 2014
Collateral dependent impaired loans (1)	$19,607	$19,761
Impaired loans measured on discounted cash flow method (2)	1,409	2,258
Total impaired loans	$21,016	$22,019

(1)	Net of partial charge-offs of $764 thousand and $530 thousand, respectively, at March 31, 2015 and December 31, 2014.

(2)	Net of partial charge-offs of $207 thousand and $264 thousand, respectively, at March 31, 2015 and December 31, 2014.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired that are individually evaluated for impairment. The loss allocation on impaired loans amounted to $1.7 million and $1.6 million, respectively, at March 31, 2015 and December 31, 2014.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

Other individual commercial loans not deemed to be impaired are evaluated using the internal rating system and the application of loss allocation factors.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral and the adequacy of guarantees.  Portfolios of more homogeneous populations of loans including residential mortgages and consumer loans are analyzed as groups, with loss allocation factors assigned to each group, taking into consideration delinquency status. Loss allocation factors are also adjusted for various exposures not adequately presented in historical loss experience. See additional disclosure under the caption “Credit Quality Indicators” in Note 5 to the Unaudited Consolidated Financial Statements.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	March 31, 2015			December 31, 2014
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$21,016	$1,657	7.88%	$22,019	$1,583	7.19%
Loans collectively evaluated for impairment	2,859,576	23,792	0.83	2,837,257	24,049	0.85
Unallocated	—	2,361	—	—	2,391	—
Total	$2,880,592	$27,810	0.97%	$2,859,276	$28,023	0.98%

Based on management’s assessment of the stable asset quality metrics, the relatively modest loan growth in the first quarter of 2015 and other favorable changes in loss exposure allocation, there was no provision for loan losses charged to earnings in the first quarter of 2015. A loan loss provision of $300 thousand was recognized in the first quarter of 2014.  Net charge-offs for the three months ended March 31, 2015 totaled $213 thousand. Net charge-offs for the three months ended March 31, 2014 totaled $1.1 million and included an $853 thousand charge-off recognized on one commercial mortgage relationship.

As of March 31, 2015, the allowance for loan losses was $27.8 million, or 0.97% of total loans, compared to $28.0 million, or 0.98% of total loans, at December 31, 2014.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends.

(Dollars in thousands)	March 31, 2015		December 31, 2014
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$8,331	30%	$8,202	30%
Construction & development	1,229	3	1,300	3
Commercial & industrial	7,803	21	7,987	21
Residential real estate:
Mortgage	5,233	33	5,228	33
Homeowner construction	122	1	202	1
Consumer	2,731	12	2,713	12
Unallocated	2,361		2,391
Balance at end of period	$27,810	100%	$28,023	100%

(1)	Percentage of allocated allowance for loan losses to the total loans outstanding within the respective category.

Sources of Funds
Our sources of funds include deposits, brokered time certificates of deposit, FHLBB borrowings, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

Management’s preferred strategy for funding asset growth is to grow low-cost deposits, including demand deposits, NOW and savings accounts.  Asset growth in excess of low-cost deposits is typically funded through higher-cost deposits (including certificates of deposit and money market accounts), brokered time certificates of deposit, FHLBB borrowings and securities portfolio cash flow.

Deposits
Washington Trust offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue.

Washington Trust is a participant in the Insured Cash Sweep (“ICS”) program, Demand Deposit Marketplace (“DDM”) program, and the Certificate of Deposit Account Registry Service (“CDARS”) program. Washington Trust uses these deposit sweep services to place customer funds into interest-bearing demand accounts, money market accounts, and/or time certificates of deposit issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. ICS, DDM and CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.

Total deposits amounted to $2.8 billion at March 31, 2015, up by $28.3 million, or 1%, from the balance at December 31, 2014. Included in deposits at March 31, 2015 were out-of-market brokered time certificates of deposit of $290.9 million, which were down by $8.3 million from the balance at December 31, 2014. Excluding out-of-market brokered time certificates of deposit, in-market deposits were up by $36.6 million, or 1%, for the three months ended March 31, 2015, reflecting growth in money market accounts, demand deposits and savings accounts, partially offset by declines in in-market time deposits.

Demand deposits totaled $477.0 million at March 31, 2015, up by $17.2 million, or 4%, from December 31, 2014. Included in demand deposits at March 31, 2015 and December 31, 2014 were DDM reciprocal demand deposits of $47.9 million and $33.4 million, respectively.

NOW account balances increased by $6.9 million, or 2%, from December 31, 2014 and totaled $333.3 million at March 31, 2015.

Savings accounts totaled $298.8 million at March 31, 2015, up by $7.1 million, or 2%, from December 31, 2014.

Money market accounts totaled $821.4 million at March 31, 2015, up by $18.6 million, or 2%, from the balance at December 31, 2014. Included in total money market deposits at March 31, 2015 and December 31, 2014 were ICS reciprocal money market deposits of $252.8 million and $267.9 million, respectively.

Time deposits amounted to $852.6 million at March 31, 2015, down by $21.5 million, or 2%, from the balance at December 31, 2014.  Included in time deposits at March 31, 2015 were out-of-market wholesale brokered time certificates of deposit of $290.9 million, which were down by $8.3 million from the balance at December 31, 2014 as noted above. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $561.8 million at March 31, 2015, down by $13.2 million from December 31, 2014. Included in in-market time deposits were CDARS reciprocal time deposits of $89.6 million and $85.1 million, respectively, at March 31, 2015 and December 31, 2014.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to originate and purchase loans. FHLBB advances amounted to $386.0 million at March 31, 2015, down by $20.3 million from the balance at the end of 2014.

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

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 69% of total average assets in the three months ended March 31, 2015.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the three months ended March 31, 2015.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

For the three months ended March 31, 2015, net cash provided by financing activities amounted to $3.4 million. Total deposits, including out-of-market brokered time deposits, increased by $28.3 million and net cash flows from FHLBB advances decreased by $20.3 million in the first three months of 2015. In addition, cash dividends paid totaled $5.4 million for the three months ended March 31, 2015. Net cash used in investing activities totaled $4.0 million for the three months ended March 31, 2015. The most significant elements of cash flow within investing activities were net outflows related to growth in the loan portfolio, which were offset by net cash inflows from maturities, calls and principal repayments of debt securities. Net cash provided by operating activities amounted to $9.3 million for the three months ended March 31, 2015. Net income totaled $11.0 million in the first three months of 2015 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertain to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $353.9 million at March 31, 2015, up by $7.6 million from December 31, 2014, including net income of $11.0 million and a reduction of $5.8 million for dividend declarations.

The ratio of total equity to total assets amounted to 9.82% at March 31, 2015 compared to a ratio of 9.65% at December 31, 2014.  Book value per share at March 31, 2015 and December 31, 2014 amounted to $21.10 and $20.68, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of March 31, 2015, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.”

See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at March 31, 2015:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$385,992	$182,304	$75,261	$81,296	$47,131
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	39,473	2,807	5,592	4,409	26,665
Software licensing arrangements	2,679	2,454	225	—	—
Other borrowings	122	50	72	—	—
Total contractual obligations	$450,947	$187,615	$81,150	$85,705	$96,477

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$303,443	$136,308	$58,212	$51,009	$57,914
Home equity lines	206,515	—	—	—	206,515
Other loans	47,998	42,835	2,974	2,189	—
Standby letters of credit	5,248	5,025	223	—	—
Forward loan commitments to:
Originate loans	60,546	60,546	—	—	—
Sell loans	106,457	106,457	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	209,416	6,429	47,154	50,545	105,288
Mirror swaps with counterparties	209,416	6,429	47,154	50,545	105,288
Interest rate risk management contract:
Interest rate swap	22,681	22,681	—	—	—
Total commitments	$1,171,720	$386,710	$155,717	$154,288	$475,005

Off-Balance Sheet Arrangements
For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 10 and 17 to the Unaudited Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2015 and December 31, 2014, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2015 and December 31, 2014.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2015		December 31, 2014
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.04)%	(3.48)%	(0.93)%	(3.43)%
100 basis point rate increase	1.36	1.39	1.15	0.87
200 basis point rate increase	3.70	4.49	3.37	3.66
300 basis point rate increase	6.18	7.60	5.67	6.30

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2015 and December 31, 2014 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government sponsored enterprise securities (callable)	$87	($1,742)
Obligations of states and political subdivisions	517	(1,004)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	3,423	(15,223)
Trust preferred debt and other corporate debt securities	24	655
Total change in market value as of March 31, 2015	$4,051	($17,314)
Total change in market value as of December 31, 2014	$4,777	($20,218)

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2015.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued its Internal Control - Integrated Framework (the “2013 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Corporation expects to adopt the 2013 Framework during 2015.

PART II.  Other Information

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item IA to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2015 - Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 8, 2015	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 8, 2015	By:	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2015 - Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

____________________

(1)	Management contract or compensatory plan or arrangement.

(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.