Form 10-Q
period 2015-06-30
WASHINGTON TRUST BANCORP INC
filed 2015-08-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2015 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of July 31, 2015 was 16,841,256.

PART I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	June 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$79,795	$76,386
Short-term investments	4,298	3,964
Mortgage loans held for sale (including $17,260 at June 30, 2015 and $30,321 at December 31, 2014 measured at fair value)	37,389	45,693
Securities:
Available for sale, at fair value	351,378	357,662
Held to maturity, at amortized cost (fair value $23,091 at June 30, 2015 and $26,008 at December 31, 2014)	22,523	25,222
Total securities	373,901	382,884
Federal Home Loan Bank stock, at cost	37,730	37,730
Loans:
Commercial	1,583,537	1,535,488
Residential real estate	1,001,263	985,415
Consumer	343,784	338,373
Total loans	2,928,584	2,859,276
Less allowance for loan losses	27,587	28,023
Net loans	2,900,997	2,831,253
Premises and equipment, net	28,124	27,495
Investment in bank-owned life insurance	64,502	63,519
Goodwill	58,114	58,114
Identifiable intangible assets, net	4,539	4,849
Other assets	55,088	54,987
Total assets	$3,644,477	$3,586,874
Liabilities:
Deposits:
Demand deposits	$457,755	$459,852
NOW accounts	357,922	326,375
Money market accounts	789,334	802,764
Savings accounts	300,108	291,725
Time deposits	834,000	874,102
Total deposits	2,739,119	2,754,818
Federal Home Loan Bank advances	471,321	406,297
Junior subordinated debentures	22,681	22,681
Other liabilities	52,189	56,799
Total liabilities	3,285,310	3,240,595
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,833,525 shares at June 30, 2015 and 16,746,363 shares at December 31, 2014	1,052	1,047
Paid-in capital	103,408	101,204
Retained earnings	263,790	252,837
Accumulated other comprehensive loss	(9,083)	(8,809)
Total shareholders’ equity	359,167	346,279
Total liabilities and shareholders’ equity	$3,644,477	$3,586,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three months		Six months
	Periods ended June 30,	2015	2014	2015	2014
	Interest income:
	Interest and fees on loans	$28,739	$26,169	$57,092	$51,758
Interest on securities:	Taxable	2,176	2,699	4,435	5,641
	Nontaxable	402	557	837	1,139
	Dividends on Federal Home Loan Bank stock	164	138	329	280
	Other interest income	29	28	54	63
	Total interest and dividend income	31,510	29,591	62,747	58,881
	Interest expense:
	Deposits	3,348	3,120	6,737	6,089
	Federal Home Loan Bank advances	1,891	1,758	3,793	3,999
	Junior subordinated debentures	241	241	482	482
	Other interest expense	2	4	5	7
	Total interest expense	5,482	5,123	11,017	10,577
	Net interest income	26,028	24,468	51,730	48,304
	Provision for loan losses	100	450	100	750
	Net interest income after provision for loan losses	25,928	24,018	51,630	47,554
	Noninterest income:
	Wealth management revenues	8,912	8,530	17,347	16,595
	Merchant processing fees	—	—	—	1,291
	Net gains on loan sales and commissions on loans originated for others	2,748	1,707	5,333	2,946
	Service charges on deposit accounts	973	824	1,908	1,578
	Card interchange fees	826	779	1,540	1,460
	Income from bank-owned life insurance	492	441	982	886
	Net gains (losses) on interest rate swap contracts	717	(37)	1,362	223
	Equity in earnings (losses) of unconsolidated subsidiaries	(69)	(107)	(155)	(150)
	Net gain on sale of business line	—	—	—	6,265
	Other income	662	677	964	1,090
	Total noninterest income	15,261	12,814	29,281	32,184
	Noninterest expense:
	Salaries and employee benefits	15,506	14,771	31,000	29,329
	Net occupancy	1,669	1,475	3,555	3,115
	Equipment	1,376	1,235	2,716	2,471
	Merchant processing costs	—	—	—	1,050
	Outsourced services	1,277	1,015	2,524	2,059
	Legal, audit and professional fees	610	598	1,286	1,216
	FDIC deposit insurance costs	436	413	909	853
	Advertising and promotion	578	540	845	772
	Amortization of intangibles	156	164	311	328
	Debt prepayment penalties	—	—	—	6,294
	Other expenses	2,691	2,237	4,684	4,253
	Total noninterest expense	24,299	22,448	47,830	51,740
	Income before income taxes	16,890	14,384	33,081	27,998
	Income tax expense	5,387	4,587	10,568	8,903
	Net income	$11,503	$9,797	$22,513	$19,095

	Weighted average common shares outstanding - basic	16,811	16,678	16,785	16,653
	Weighted average common shares outstanding - diluted	16,989	16,831	16,977	16,817
Per share information:	Basic earnings per common share	$0.68	$0.59	$1.34	$1.14
	Diluted earnings per common share	$0.68	$0.58	$1.32	$1.13
	Cash dividends declared per share	$0.34	$0.29	$0.68	$0.58

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2015	2014	2015	2014
Net income	$11,503	$9,797	$22,513	$19,095
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	(1,701)	1,817	(1,037)	2,429
Cash flow hedges:
Change in fair value of cash flow hedges	(1)	(14)	(9)	(30)
Net cash flow hedge losses reclassified into earnings	90	93	183	185
Net change in fair value of cash flow hedges	89	79	174	155
Defined benefit plan obligation adjustment	354	81	589	169
Total other comprehensive (loss) income, net of tax	(1,258)	1,977	(274)	2,753
Total comprehensive income	$10,245	$11,774	$22,239	$21,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	16,746	$1,047	$101,204	$252,837	($8,809)	$346,279
Net income				22,513		22,513
Total other comprehensive loss, net of tax					(274)	(274)
Cash dividends declared				(11,560)		(11,560)
Share-based compensation			1,156			1,156
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	88	5	1,048			1,053
Balance at June 30, 2015	16,834	$1,052	$103,408	$263,790	($9,083)	$359,167

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2014	16,614	$1,038	$97,566	$232,595	($1,553)	$329,646
Net income				19,095		19,095
Total other comprehensive income, net of tax					2,753	2,753
Cash dividends declared				(9,772)		(9,772)
Share-based compensation			961			961
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	91	6	761			767
Balance at June 30, 2014	16,705	$1,044	$99,288	$241,918	$1,200	$343,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Six months ended June 30,	2015	2014
	Cash flows from operating activities:
	Net income	$22,513	$19,095
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	100	750
	Depreciation of premises and equipment	1,715	1,564
	Net amortization of premium and discount	777	373
	Amortization of intangibles	311	328
	Share-based compensation	1,156	961
	Income from bank-owned life insurance	(982)	(886)
	Net gain on sale of business line	—	(6,265)
	Net gains on loan sales and commissions on loans originated for others	(5,333)	(2,946)
	Equity in losses of unconsolidated subsidiaries	155	150
	Proceeds from sales of loans	244,302	111,075
	Loans originated for sale	(232,179)	(119,373)
	Decrease (increase) in other assets	627	(1,012)
	Decrease in other liabilities	(4,288)	(2,898)
	Net cash provided by operating activities	28,874	916
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	—	(9,987)
	Other investment securities available for sale	(30,228)	—
Proceeds from sale of:	Other investment securities available for sale	—	547
Maturities and principal payments of:	Mortgage-backed securities available for sale	26,274	51,724
	Other investment securities available for sale	8,162	26,507
	Mortgage-backed securities held to maturity	2,573	1,977
	Net proceeds from the sale of business line	—	7,205
	Net increase in loans	(66,792)	(112,951)
	Purchases of loans, including purchased interest	(2,160)	(6,088)
	Proceeds from the sale of property acquired through foreclosure or repossession	240	671
	Purchases of premises and equipment	(2,344)	(2,681)
	Net cash used in investing activities	(64,275)	(43,076)
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(15,699)	80,776
	Proceeds from Federal Home Loan Bank advances	323,000	234,000
	Repayment of Federal Home Loan Bank advances	(257,976)	(200,026)
	Proceeds from stock options exercises and issuance of other equity instruments	586	376
	Tax benefit from stock option exercises and other equity instruments	467	391
	Cash dividends paid	(11,234)	(9,485)
	Net cash provided by financing activities	39,144	106,032
	Net increase in cash and cash equivalents	3,743	63,872
	Cash and cash equivalents at beginning of period	80,350	85,317
	Cash and cash equivalents at end of period	$84,093	$149,189

Noncash Investing and Financing Activities:
Loans charged off	$676	$1,490
Loans transferred to property acquired through foreclosure or repossession	491	1,016
Supplemental Disclosures:
Interest payments	$11,175	$10,440
Income tax payments	9,665	7,965

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements

(1)	General Information
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
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $8.7 million at June 30, 2015 and $8.0 million at December 31, 2014 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of June 30, 2015 and December 31, 2014, cash and due from banks included interest-bearing deposits in other banks of $35.8 million and $42.7 million, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(4)	Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$61,430	$49	($225)	$61,254
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	208,539	8,091	(10)	216,620
Obligations of states and political subdivisions	39,487	1,187	—	40,674
Individual name issuer trust preferred debt securities	30,772	16	(4,064)	26,724
Corporate bonds	6,118	12	(24)	6,106
Total securities available for sale	$346,346	$9,355	($4,323)	$351,378
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$22,523	$568	$—	$23,091
Total securities held to maturity	$22,523	$568	$—	$23,091
Total securities	$368,869	$9,923	($4,323)	$374,469

(Dollars in thousands)
December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$31,205	$21	($54)	$31,172
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	235,343	10,023	—	245,366
Obligations of states and political subdivisions	47,647	1,529	—	49,176
Individual name issuer trust preferred debt securities	30,753	—	(4,979)	25,774
Corporate bonds	6,120	57	(3)	6,174
Total securities available for sale	$351,068	$11,630	($5,036)	$357,662
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$25,222	$786	$—	$26,008
Total securities held to maturity	$25,222	$786	$—	$26,008
Total securities	$376,290	$12,416	($5,036)	$383,670

At June 30, 2015 and December 31, 2014, securities available for sale and held to maturity with a fair value of $350.6 million and $350.5 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings and letters of credit, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 8 for additional discussion of FHLBB borrowings.

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

(Dollars in thousands)
June 30, 2015	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$41,000	$20,430	$—	$61,430
Weighted average yield	—%	1.83%	2.34%	—%	2.00%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
Amortized cost	36,933	94,871	53,099	23,636	208,539
Weighted average yield	3.75	3.28	2.75	1.65	3.04
Obligations of state and political subdivisions:
Amortized cost	5,166	20,851	13,470	—	39,487
Weighted average yield	3.80	3.96	3.99	—	3.95
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	—	30,772	30,772
Weighted average yield	—	—	—	1.13	1.13
Corporate bonds:
Amortized cost	5,712	203	203	—	6,118
Weighted average yield	3.04	1.63	3.21	—	3.00
Total debt securities available for sale:
Amortized cost	$47,811	$156,925	$87,202	$54,408	$346,346
Weighted average yield	3.67%	2.99%	2.85%	1.35%	2.79%
Fair value	$49,385	$161,110	$89,606	$51,277	$351,378
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
Amortized cost	$2,842	$8,809	$6,948	$3,924	$22,523
Weighted average yield	3.11%	3.03%	2.75%	0.82%	2.57%
Fair value	$2,914	$9,031	$7,123	$4,023	$23,091

Included in the above table are debt securities with an amortized cost balance of $125.5 million and a fair value of $122.3 million at June 30, 2015 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 4 months to 22 years, with call features ranging from 1 month to 2 years.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2015	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$20,004	($225)	—	$—	$—	4	$20,004	($225)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2	844	(10)	—	—	—	2	844	(10)
Individual name issuer trust preferred debt securities	—	—	—	10	25,734	(4,064)	10	25,734	(4,064)
Corporate bonds	3	2,394	(24)	—	—	—	3	2,394	(24)
Total temporarily impaired securities	9	$23,242	($259)	10	$25,734	($4,064)	19	$48,976	($4,323)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2014	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	3	$20,952	($54)	—	$—	$—	3	$20,952	($54)
Individual name issuer trust preferred debt securities	—	—	—	11	25,774	(4,979)	11	25,774	(4,979)
Corporate bonds	—	—	—	1	199	(3)	1	199	(3)
Total temporarily impaired securities	3	$20,952	($54)	12	$25,973	($4,982)	15	$46,925	($5,036)

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

Unrealized losses on temporarily impaired securities as of June 30, 2015 and December 31, 2014 were concentrated in variable rate trust preferred debt securities.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at June 30, 2015 were 10 trust preferred security holdings issued by 7 individual companies in the banking sector.  Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of June 30, 2015, individual name issuer trust preferred debt securities with an amortized cost of $11.9 million and unrealized losses of $1.6 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between December 31, 2014 and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more‑likely‑than‑not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$876,589	30%	$843,978	30%
Construction & development (2)	110,989	4	79,592	3
Commercial & industrial (3)	595,959	20	611,918	21
Total commercial	1,583,537	54	1,535,488	54
Residential real estate:
Mortgages	971,705	33	948,731	33
Homeowner construction	29,558	1	36,684	1
Total residential real estate	1,001,263	34	985,415	34
Consumer:
Home equity lines	249,845	9	242,480	8
Home equity loans	47,437	2	46,967	2
Other (4)	46,502	1	48,926	2
Total consumer	343,784	12	338,373	12
Total loans (5)	$2,928,584	100%	$2,859,276	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Consumer installment loans and loans secured by general aviation aircraft and automobiles.

(5)
Includes net unamortized loan origination costs of $2.5 million and $2.1 million, respectively, and net unamortized premiums on purchased loans of $91 thousand and $94 thousand, respectively, at June 30, 2015 and December 31, 2014.

At June 30, 2015 and December 31, 2014, there were $1.24 billion and $1.21 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 8 for additional disclosure regarding borrowings.

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectibility of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for approximately six months, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Jun 30, 2015	Dec 31, 2014
Commercial:
Mortgages	$4,915	$5,315
Construction & development	—	—
Commercial & industrial	1,039	1,969
Residential real estate:
Mortgages	7,411	7,124
Homeowner construction	—	—
Consumer:
Home equity lines	526	1,217
Home equity loans	960	317
Other	280	3
Total nonaccrual loans	$15,131	$15,945
Accruing loans 90 days or more past due	$—	$—

As of June 30, 2015 and December 31, 2014, nonaccrual loans of $2.7 million and $3.2 million, respectively, were current as to the payment of principal and interest.

At June 30, 2015, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
June 30, 2015	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$14	$—	$4,915	$4,929	$871,660	$876,589
Construction & development	—	—	—	—	110,989	110,989
Commercial & industrial	2,581	2,299	638	5,518	590,441	595,959
Residential real estate:
Mortgages	5,120	913	4,871	10,904	960,801	971,705
Homeowner construction	—	—	—	—	29,558	29,558
Consumer:
Home equity lines	1,098	74	50	1,222	248,623	249,845
Home equity loans	527	315	348	1,190	46,247	47,437
Other	9	8	249	266	46,236	46,502
Total loans	$9,349	$3,609	$11,071	$24,029	$2,904,555	$2,928,584

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2014	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$5,315	$5,315	$838,663	$843,978
Construction & development	—	—	—	—	79,592	79,592
Commercial & industrial	2,136	1,202	181	3,519	608,399	611,918
Residential real estate:
Mortgages	2,943	821	3,284	7,048	941,683	948,731
Homeowner construction	—	—	—	—	36,684	36,684
Consumer:
Home equity lines	570	100	841	1,511	240,969	242,480
Home equity loans	349	240	56	645	46,322	46,967
Other	35	5	—	40	48,886	48,926
Total loans	$6,033	$2,368	$9,677	$18,078	$2,841,198	$2,859,276

Included in past due loans as of June 30, 2015 and December 31, 2014, were nonaccrual loans of $12.4 million and $12.7 million, respectively. All loans 90 days or more past due at June 30, 2015 and December 31, 2014 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
No Related Allowance Recorded:
Commercial:
Mortgages	$205	$432	$205	$432	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,454	1,047	1,479	1,076	—	—
Residential real estate:
Mortgages	1,596	1,477	1,893	1,768	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	3,255	2,956	3,577	3,276	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	$14,183	$14,585	$14,564	$14,564	$1,177	$927
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,795	1,878	2,113	2,437	69	177
Residential real estate:
Mortgages	1,509	2,226	1,552	2,338	233	326
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	311	250	317	250	72	141
Home equity loans	88	45	107	62	—	12
Other	397	112	397	114	102	—
Subtotal	18,283	19,096	19,050	19,765	1,653	1,583
Total impaired loans	$21,538	$22,052	$22,627	$23,041	$1,653	$1,583
Total:
Commercial	$17,637	$17,942	$18,361	$18,509	$1,246	$1,104
Residential real estate	3,105	3,703	3,445	4,106	233	326
Consumer	796	407	821	426	174	153
Total impaired loans	$21,538	$22,052	$22,627	$23,041	$1,653	$1,583

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended June 30,	2015	2014	2015	2014
Commercial:
Mortgages	$14,556	$25,093	$76	$240
Construction & development	—	—	—	—
Commercial & industrial	3,077	2,492	41	15
Residential real estate:
Mortgages	3,251	4,452	24	36
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	278	60	—	—
Home equity loans	78	157	1	2
Other	191	118	2	2
Totals	$21,431	$32,372	$144	$295

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Six months ended June 30,	2015	2014	2015	2014
Commercial:
Mortgages	$14,748	$26,707	$155	$405
Construction & development	—	—	—	—
Commercial & industrial	3,057	2,429	60	38
Residential real estate:
Mortgages	3,354	4,100	40	50
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	263	97	—	2
Home equity loans	76	126	1	3
Other	169	122	5	4
Totals	$21,667	$33,581	$261	$502

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $17.6 million and $18.4 million, respectively, at June 30, 2015 and December 31, 2014. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $1.3 million and $1.2 million, respectively, at June 30, 2015 and December 31, 2014. As of June 30, 2015, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present loans modified as a troubled debt restructuring:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended June 30,	2015	2014	2015	2014	2015	2014
Commercial:
Mortgages	—	—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	2	9	284	763	284	763
Residential real estate:
Mortgages	—	—	—	—	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	1	—	70	—	70	—
Other	—	—	—	—	—	—
Totals	3	9	$354	$763	$354	$763

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Six months ended June 30,	2015	2014	2015	2014	2015	2014
Commercial:
Mortgages	—	—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	3	9	584	763	584	763
Residential real estate:
Mortgages	1	2	93	479	93	479
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	1	—	70	—	70	—
Other	1	—	35	—	35	—
Totals	6	11	$782	$1,242	$782	$1,242

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table presents information on how loans were modified as a troubled debt restructuring:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2015	2014	2015	2014
Below-market interest rate concession	$—	$77	$—	$77
Payment deferral	284	—	619	479
Maturity / amortization concession	70	599	163	599
Interest only payments	—	—	—	—
Combination (1)	—	87	—	87
Total	$354	$763	$782	$1,242

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

In the three and six months ended June 30, 2015 and 2014, there were an insignificant amount of loans modified in a troubled debt restructuring within the previous 12 months for which there were payment defaults.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. As of June 30, 2015 and December 31, 2014, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.68 and 4.67, respectively. For non-impaired loans, the Corporation assigns a loss allocation factor to each loan, based on its risk rating for purposes of establishing an appropriate allowance for loan losses. See Note 6 for additional information.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Mortgages	$858,908	$819,857	$12,566	$18,372	$5,115	$5,749
Construction & development	110,989	79,592	—	—	—	—
Commercial & industrial	570,867	592,206	22,318	16,311	2,774	3,401
Total commercial loans	$1,540,764	$1,491,655	$34,884	$34,683	$7,889	$9,150

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

the determination of loss allocation factors for residential mortgage and home equity consumer credits. See Note 6 for additional information.

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Residential real estate:
Accruing mortgages	$964,294	$941,607	$—	$—
Nonaccrual mortgages	2,540	3,840	4,871	3,284
Homeowner construction	29,558	36,684	—	—
Total residential loans	$996,392	$982,131	$4,871	$3,284
Consumer:
Home equity lines	$249,795	$241,639	$50	$841
Home equity loans	47,089	46,911	348	56
Other	46,253	48,926	249	—
Total consumer loans	$343,137	$337,476	$647	$897

(6)	Allowance for Loan Losses
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

Prior to December 31, 2014, the unallocated allowance included amounts for management’s qualitative and quantitative assessment of certain other loan portfolio risks not captured in other components of the allowance. The 2014 presentation of the allowance for loan losses by portfolio segment, set forth below, has been revised to conform to the December 31, 2014 presentation format. The reclassification resulted in a reduction of $5.0 million in the unallocated allowance previously reported as of June 30, 2014, with a corresponding increase to the allowance by portfolio segment. The reclassification resulted in no change in the total allowance.

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

Individual commercial loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system is described under the caption “Credit Quality Indicators” in Note 5. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral and the adequacy of guarantees. We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience. Revisions to loss allocation factors are not retroactively applied. We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in the commercial loan portfolio and the related estimate

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

of the loss emergence period as of the balance sheet date. We also adjust loss factor allocations for various exposures we believe are not adequately presented in historical loss experience, including our assessments of credit risk associated with certain industries, an ongoing trend toward larger credit relationships, recent changes in portfolio composition, conditions that may affect the ability of borrowers to meet debt service requirements and trends in rental rates on commercial real estate.

Portfolios of more homogeneous populations of loans, including the various categories of residential mortgages and consumer loans, are analyzed as groups, with loss allocation factors assigned to each group based on account delinquency status. We periodically reassess and revise the loss allocation factors. Revisions to loss allocation factors are not retroactively applied. We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in residential mortgage and consumer loan portfolios and the related estimate of the loss emergence period as of the balance sheet date. We also adjust loss factor allocations for various exposures we believe are not adequately presented in historical loss experience including trends in real estate values, conditions that may affect the collateral position, consideration of general economic conditions, increases in delinquency levels and regulatory changes affecting the foreclosure process. These matters are also evaluated taking into account the geographic location of the underlying loans.

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

The following table presents the activity in the allowance for loan losses for three months ended June 30, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,331	$1,229	$7,803	$17,363	$5,355	$2,731	$2,361	$27,810
Charge-offs	(200)	—	(44)	(244)	(6)	(105)	—	(355)
Recoveries	4	—	18	22	2	8	—	32
Provision	394	455	(767)	82	54	49	(85)	100
Ending Balance	$8,529	$1,684	$7,010	$17,223	$5,405	$2,683	$2,276	$27,587
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for three months ended June 30, 2014:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$6,547	$269	$8,470	$15,286	$7,148	$2,577	$2,032	$27,043
Charge-offs	(32)	—	(115)	(147)	(30)	(90)	—	(267)
Recoveries	6	—	20	26	—	17	—	43
Provision	1,671	225	(487)	1,409	(927)	73	(105)	450
Ending Balance	$8,192	$494	$7,888	$16,574	$6,191	$2,577	$1,927	$27,269
(1) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for six months ended June 30, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023
Charge-offs	(400)	—	(51)	(451)	(54)	(171)	—	(676)
Recoveries	84	—	32	116	4	20	—	140
Provision	643	384	(958)	69	25	121	(115)	100
Ending Balance	$8,529	$1,684	$7,010	$17,223	$5,405	$2,683	$2,276	$27,587
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for six months ended June 30, 2014:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,022	$383	$7,835	$16,240	$6,450	$2,511	$2,685	$27,886
Charge-offs	(977)	—	(311)	(1,288)	(72)	(130)	—	(1,490)
Recoveries	12	—	46	58	35	30	—	123
Provision	1,135	111	318	1,564	(222)	166	(758)	750
Ending Balance	$8,192	$494	$7,888	$16,574	$6,191	$2,577	$1,927	$27,269
(1) Commercial & industrial loans.

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	June 30, 2015		December 31, 2014
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$14,363	$1,177	$14,991	$927
Construction & development	—	—	—	—
Commercial & industrial	3,248	69	2,921	177
Residential real estate	3,103	233	3,698	326
Consumer	795	174	409	153
Subtotal	$21,509	$1,653	$22,019	$1,583
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$862,226	$7,352	$828,987	$7,275
Construction & development	110,989	1,684	79,592	1,300
Commercial & industrial	592,711	6,941	608,997	7,810
Residential real estate	998,160	5,172	981,717	5,104
Consumer	342,989	2,509	337,964	2,560
Subtotal	$2,907,075	$23,658	$2,837,257	$24,049
Unallocated	—	2,276	—	2,391
Total	$2,928,584	$27,587	$2,859,276	$28,023

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(7)	Time Certificates of Deposit
The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2015 to December 31, 2015	$236,141	0.71%
2016	198,094	0.94
2017	156,885	0.93
2018	78,699	1.65
2019	121,956	1.75
2020 and thereafter	42,225	0.65
Balance at June 30, 2015	$834,000	1.04%

(8)	Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $471.3 million and $406.3 million, respectively, at June 30, 2015 and December 31, 2014.

The following table presents maturities and weighted average interest rates on FHLBB advances outstanding as of June 30, 2015:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
July 1, 2015 to December 31, 2015	$219,672	0.37%
2016	43,783	0.96%
2017	30,071	2.88%
2018	70,653	2.40%
2019	42,652	3.79%
2020 and thereafter	64,490	3.76%
Balance at June 30, 2015	$471,321	1.66%

As of June 30, 2015 and December 31, 2014, the Bank also has access to an unused line of credit with the FHLBB amounting to $40.0 million. In addition, the FHLBB has issued standby letters of credit to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposit at the FHLBB. The Bank’s unused remaining available borrowing capacity at the FHLBB was approximately $537.0 million and $569.4 million, respectively, at June 30, 2015 and December 31, 2014.

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
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum required capital ratios and minimum capital ratios required for the Bank to be “well capitalized” for purposes of the Federal Deposit Insurance Corporation’s (“FDIC”) prompt corrective action provisions:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$358,896	12.78%	$224,669	8.00%	N/A	N/A
Bank	354,710	12.63	224,613	8.00	280,766	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	330,973	11.79	168,502	6.00	N/A	N/A
Bank	326,787	11.64	168,460	6.00	224,613	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets): (1)
Corporation	308,974	11.00	126,376	4.50	N/A	N/A
Bank	326,787	11.64	126,345	4.50	182,498	6.50
Tier 1 Capital (to Average Assets): (2)
Corporation	330,973	9.31	142,262	4.00	N/A	N/A
Bank	326,787	9.20	142,145	4.00	177,681	5.00
December 31, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	343,934	12.56	219,149	8.00	N/A	N/A
Bank	339,268	12.39	219,075	8.00	273,844	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	315,575	11.52	109,574	4.00	N/A	N/A
Bank	310,909	11.35	109,537	4.00	164,306	6.00
Tier 1 Capital (to Average Assets): (2)
Corporation	315,575	9.14	138,090	4.00	N/A	N/A
Bank	310,909	9.01	137,964	4.00	172,454	5.00

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Cash Flow Hedging Instruments
As of June 30, 2015 and December 31, 2014, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $22.7 million of variable rate junior subordinated debentures. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  As of June 30, 2015 and December 31, 2014, the Bancorp has pledged collateral to derivative counterparties in the form of cash totaling $800 thousand and $939 thousand, respectively.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Customer Related Derivative Contracts
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed‑rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of June 30, 2015 and December 31, 2014, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $231.2 million and $165.8 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Risk Participation Agreements
During 2015, the Corporation entered into risk participation agreements (“RPAs”) with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. RPAs are derivative financial instruments and are recorded at fair value.  Changes in the fair value of the derivative assets and liabilities are recognized in earnings in the period of change.

Under a risk participation-out agreement, a derivative asset, the Corporation participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Corporation assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank.

As of June 30, 2015, the notional amounts of the risk participation-out agreements and risk participation-in agreements were $19.4 million and $7.2 million, respectively.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2015	Dec 31, 2014	Balance Sheet Location	Jun 30, 2015	Dec 31, 2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$226	$497
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	1,336	1,212	Other liabilities	5	20
Commitments to sell mortgage loans	Other assets	112	13	Other liabilities	1,657	2,028
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	5,148	4,554	Other liabilities	51	23
Mirror swaps with counterparties	Other assets	145	28	Other liabilities	5,224	4,748
Risk participation agreements	Other assets	39	—	Other liabilities	21	—
Total		$6,780	$5,807		$7,184	$7,316

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
	Three months		Six months			Three months		Six months
Periods ended June 30,	2015	2014	2015	2014		2015	2014	2015	2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$89	$79	$174	$155	Interest Expense	$—	$—	$—	$—
Total	$89	$79	$174	$155		$—	$—	$—	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative
	Statement of Income Location	Three months		Six months
Periods ended June 30,		2015	2014	2015	2014
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Net gains on loan sales & commissions on loans originated for others	($432)	$326	$139	$603
Commitments to sell mortgage loans	Net gains on loan sales & commissions on loans originated for others	1,410	(753)	470	(1,066)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains on interest rate swap contracts	(1,365)	1,120	2,268	2,150
Mirror swaps with counterparties	Net gains on interest rate swap contracts	2,118	(1,157)	(718)	(1,927)
Risk participation agreements	Net gains on interest rate swap contracts	(36)	—	(188)	—
Total		$1,695	($464)	$1,971	($240)

(11)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of June 30, 2015 and December 31, 2014, securities available for sale, certain residential real estate mortgage loans held for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession, certain residential real estate mortgage loans held for sale and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $17.1 million and $29.5 million, respectively, at June 30, 2015 and December 31, 2014. The aggregate fair value of these loans as of the same dates was $17.3 million and $30.3 million, respectively. As of June 30, 2015 and December 31, 2014, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $210 thousand and $779 thousand, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

There were no residential real estate mortgage loans held for sale 90 days or more past due as of June 30, 2015 and December 31, 2014.

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

(Dollars in thousands)
	Three Months		Six months
Periods ended June 30,	2015	2014	2015	2014
Mortgage loans held for sale	($910)	$387	($569)	$463
Interest rate lock commitments	(432)	326	139	603
Commitments to sell mortgage loans	1,410	(753)	470	(1,066)
Total changes in fair value	$68	($40)	$40	$—

Items Measured at Fair Value on a Recurring Basis
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at June 30, 2015 and December 31, 2014.

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government-sponsored enterprises, mortgage‑backed securities issued by U.S. government agencies and U.S. government‑sponsored enterprises, obligations of states and political subdivisions, individual name issuer trust preferred debt securities and corporate bonds.

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at June 30, 2015 and December 31, 2014.

Mortgage Loans Held for Sale
The fair values of mortgage loans held for sale are generally estimated based on secondary market rates offered for loans with similar characteristics. When secondary market information exists, these loans are classified as Level 2. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. Any changes in the valuation of mortgage loans held for sale is based upon the change in market interest rates between the loan closing date and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk. There were no Level 3 mortgage loans held for sale at June 30, 2015 and December 31, 2014.

Derivatives
Interest rate swap contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates and, accordingly, are classified as Level 2. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position.

Level 2 fair value measurements of forward loan commitments (interest rate lock commitments and commitments to sell residential real estate mortgages) are estimated using the anticipated market price based on pricing indications provided by other financial institutions. In certain cases when quoted market prices are not available, fair value is determined by utilizing a discounted cash flow analysis and these assets are classified as Level 3. There were no Level 3 forward loan commitments held at June 30, 2015 and December 31, 2014.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$61,254	$—	$61,254	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	216,620	—	216,620	—
Obligations of states and political subdivisions	40,674	—	40,674	—
Individual name issuer trust preferred debt securities	26,724	—	26,724	—
Corporate bonds	6,106	—	6,106	—
Mortgage loans held for sale	17,260	—	17,260	—
Derivative assets (1)	6,780	—	6,780	—
Total assets at fair value on a recurring basis	$375,418	$—	$375,418	$—
Liabilities:
Derivative liabilities (2)	$7,184	$—	$7,184	$—
Total liabilities at fair value on a recurring basis	$7,184	$—	$7,184	$—

(1)
Derivative assets include interest rate swaps contracts with customers, risk participation-out agreements and forward loan commitments and are included in other assets in the Consolidated Balance Sheets.

(2)
Derivative liabilities include mirror swaps with counterparties, risk participation-in agreements, interest rate risk management contracts and forward loan commitments and are included in other liabilities in the Consolidated Balance Sheets.

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

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the six months ended June 30, 2015 and 2014, there were no transfers in and/or out of Level 1, 2 or 3.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table summarizes the carrying value of such assets held at June 30, 2015, which were written down to fair value during the six months ended June 30, 2015:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$4,291	$—	$—	$4,291
Property acquired through foreclosure or repossession	536	—	—	536
Total assets at fair value on a nonrecurring basis	$4,827	$—	$—	$4,827

The allowance for loan losses on collateral dependent impaired loans amounted to $1.3 million at June 30, 2015.

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
June 30, 2015
Collateral dependent impaired loans	$4,291	Appraisals of collateral	Discount for costs to sell	0% - 15% (14%)
			Appraisal adjustments (1)	0% - 25% (2%)
Property acquired through foreclosure or repossession	$536	Appraisals of collateral	Discount for costs to sell	0% - 10% (3%)
			Appraisal adjustments (1)	10% - 32% (17%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2014
Collateral dependent impaired loans	$5,728	Appraisals of collateral	Discount for costs to sell	0% - 10% (2%)
			Appraisal adjustments (1)	0% - 40% (3%)
Property acquired through foreclosure or repossession	$348	Appraisals of collateral	Discount for costs to sell	6% - 10% (8%)
			Appraisal adjustments (1)	5% - 23% (14%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
June 30, 2015	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$22,523	$23,091	$—	$23,091	$—
Loans, net of allowance for loan losses	2,900,997	2,928,971	—	—	2,928,971

Financial Liabilities:
Time deposits	$834,000	$834,797	$—	$834,797	$—
FHLBB advances	471,321	483,964	—	483,964	—
Junior subordinated debentures	22,681	16,711	—	16,711	—

(Dollars in thousands)
December 31, 2014	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$25,222	$26,008	$—	$26,008	$—
Loans, net of allowance for loan losses	2,831,253	2,866,907	—	—	2,866,907

Financial Liabilities:
Time deposits	$874,102	$872,570	$—	$872,570	$—
FHLBB advances	406,297	418,005	—	418,005	—
Junior subordinated debentures	22,681	17,201	—	17,201	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(12)	Defined Benefit Pension Plans
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

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three months		Six months		Three months		Six months
Periods ended June 30,	2015	2014	2015	2014	2015	2014	2015	2014
Net Periodic Benefit Cost:
Service cost	$614	$538	$1,229	$1,076	$19	$11	$39	$23
Interest cost	732	722	1,464	1,445	123	119	245	239
Expected return on plan assets	(1,128)	(1,015)	(2,257)	(2,031)	—	—	—	—
Amortization of prior service (credit) cost	(5)	(5)	(11)	(11)	—	—	—	—
Recognized net actuarial loss	312	115	624	230	61	19	122	35
Net periodic benefit cost	$525	$355	$1,049	$709	$203	$149	$406	$297

The pension plan is funded on a current basis, in compliance with the requirements of ERISA.

(13)	Share-Based Compensation Arrangements
Stock Options
During the six months ended June 30, 2015, the Corporation granted an executive officer 4,000 non-qualified stock options with 5-year cliff vesting. The grant-date fair value of stock options of $11.26 was estimated using the Black-Scholes Option-Pricing Model.

Nonvested Shares
During the six months ended June 30, 2015, the Corporation granted to non-employee directors and a certain executive officer 9,500 nonvested share units, with 3- to 5-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $37.80.

Nonvested Performance Shares
During the six months ended June 30, 2015, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation. The performance shares awarded were valued at the fair market value as of the award date, or $38.02, and will be earned over a 3-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 150% of the target, or 46,950 shares.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2015	2014	2015	2014	2015	2014	2015	2014
Net interest income (expense)	$21,212	$19,799	($9)	($7)	$4,825	$4,676	$26,028	$24,468
Provision for loan losses	100	450	—	—	—	—	100	450
Net interest income (expense) after provision for loan losses	21,112	19,349	(9)	(7)	4,825	4,676	25,928	24,018
Noninterest income	5,588	3,860	8,912	8,530	761	424	15,261	12,814
Noninterest expenses:
Depreciation and amortization expense	638	621	299	272	51	52	988	945
Other noninterest expenses (1)	13,868	13,219	6,465	5,482	2,978	2,802	23,311	21,503
Total noninterest expenses	14,506	13,840	6,764	5,754	3,029	2,854	24,299	22,448
Income before income taxes	12,194	9,369	2,139	2,769	2,557	2,246	16,890	14,384
Income tax expense	3,993	3,102	838	1,018	556	467	5,387	4,587
Net income	$8,201	$6,267	$1,301	$1,751	$2,001	$1,779	$11,503	$9,797

Total assets at period end	$3,058,410	$2,704,109	$53,236	$53,303	$532,831	$559,610	$3,644,477	$3,317,022
Expenditures for long-lived assets	$943	$1,308	$87	$65	$88	$17	$1,118	$1,390

(1)
Other noninterest expenses for the Wealth Management Services segment includes $433 thousand of acquisition related expenses for the three months ended June 30, 2015. See Note 19 for additional information.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2015	2014	2015	2014	2015	2014	2015	2014
Net interest income (expense)	$41,837	$39,538	($23)	($11)	$9,916	$8,777	$51,730	$48,304
Provision for loan losses	100	750	—	—	—	—	100	750
Net interest income (expense) after provision for loan losses	41,737	38,788	(23)	(11)	9,916	8,777	51,630	47,554
Noninterest income	10,666	8,401	17,347	16,595	1,268	7,188	29,281	32,184
Noninterest expenses:
Depreciation and amortization expense	1,310	1,206	605	583	111	103	2,026	1,892
Other noninterest expenses (1)	27,454	26,772	12,380	10,869	5,970	12,207	45,804	49,848
Total noninterest expenses	28,764	27,978	12,985	11,452	6,081	12,310	47,830	51,740
Income before income taxes	23,639	19,211	4,339	5,132	5,103	3,655	33,081	27,998
Income tax expense	7,723	6,363	1,682	1,894	1,163	646	10,568	8,903
Net income	$15,916	$12,848	$2,657	$3,238	$3,940	$3,009	$22,513	$19,095

Total assets at period end	$3,058,410	$2,704,109	$53,236	$53,303	$532,831	$559,610	$3,644,477	$3,317,022
Expenditures for long-lived assets	2,010	2,383	201	236	133	62	2,344	2,681

(1)
Other noninterest expenses for the Wealth Management Services segment includes $433 thousand of acquisition related expenses for the six months ended June 30, 2015. See Note 19 for additional information.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(15)	Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended June 30,	2015			2014
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Net change in fair value of securities available for sale	($2,614)	($913)	($1,701)	$2,837	$1,020	$1,817
Cash flow hedges:
Change in fair value of cash flow hedges	26	27	(1)	19	33	(14)
Net cash flow hedge losses reclassified into earnings (1)	141	51	90	145	52	93
Net change in fair value of cash flow hedges	167	78	89	164	85	79
Defined benefit plan obligation adjustment (2)	368	14	354	127	46	81
Total other comprehensive (loss) income	($2,079)	($821)	($1,258)	$3,128	$1,151	$1,977

(1)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(2)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

Six months ended June 30,	2015			2014
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Net change in fair value of securities available for sale	($1,562)	($525)	($1,037)	$3,801	$1,372	$2,429
Cash flow hedges:
Change in fair value of cash flow hedges	(6)	3	(9)	(24)	6	(30)
Net cash flow hedge losses reclassified into earnings (1)	286	103	183	290	105	185
Net change in fair value of cash flow hedges	280	106	174	266	111	155
Defined benefit plan obligation adjustment (2)	735	146	589	254	85	169
Total other comprehensive (loss) income	($547)	($273)	($274)	$4,321	$1,568	$2,753

(1)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(2)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2014	$4,222	($287)	($12,744)	($8,809)
Other comprehensive income (loss) before reclassifications	(1,037)	(9)	—	(1,046)
Amounts reclassified from accumulated other comprehensive income	—	183	589	772
Net other comprehensive (loss) income	(1,037)	174	589	(274)
Balance at June 30, 2015	$3,185	($113)	($12,155)	($9,083)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2013	$3,201	($618)	($4,136)	($1,553)
Other comprehensive income (loss) before reclassifications	2,429	(30)	—	2,399
Amounts reclassified from accumulated other comprehensive income	—	185	169	354
Net other comprehensive income	2,429	155	169	2,753
Balance at June 30, 2014	$5,630	($463)	($3,967)	$1,200

(16)	Earnings Per Common Share
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

The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six months
Periods ended June 30,	2015	2014	2015	2014
Earnings per common share - basic:
Net income	$11,503	$9,797	$22,513	$19,095
Less dividends and undistributed earnings allocated to participating securities	(34)	(33)	(73)	(73)
Net income applicable to common shareholders	$11,469	$9,764	$22,440	$19,022
Weighted average common shares	16,811	16,678	16,785	16,653
Earnings per common share - basic	$0.68	$0.59	$1.34	$1.14
Earnings per common share - diluted:
Net income	$11,503	$9,797	$22,513	$19,095
Less dividends and undistributed earnings allocated to participating securities	(33)	(33)	(72)	(74)
Net income applicable to common shareholders	$11,470	$9,764	$22,441	$19,021
Weighted average common shares	16,811	16,678	16,785	16,653
Dilutive effect of common stock equivalents	178	153	192	164
Weighted average diluted common shares	16,989	16,831	16,977	16,817
Earnings per common share - diluted	$0.68	$0.58	$1.32	$1.13

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 27,169 and 54,556, respectively, for the three months ended June 30, 2015 and 2014. These amounts were 75,913 and 54,578, respectively, for the six months ended June 30, 2015 and 2014.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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
The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Jun 30, 2015	Dec 31, 2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$347,236	$325,402
Home equity lines	204,471	200,932
Other loans	45,258	48,551
Standby letters of credit	5,402	5,102
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	61,107	40,015
Commitments to sell mortgage loans	98,122	84,808
Customer related derivative contracts:
Interest rate swaps with customers	231,205	165,795
Mirror swaps with counterparties	231,205	165,795
Risk participation-in agreements	7,174	—
Interest rate risk management contracts:
Interest rate swaps	22,681	22,681

See Note 10 for additional disclosure pertaining to derivative financial instruments.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. As of June 30, 2015 and December 31, 2014, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $5.4 million and $5.1 million, respectively. At June 30, 2015 and December 31, 2014, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and six months ended June 30, 2015 and 2014.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Leases
As of June 30, 2015 and December 31, 2014, the Corporation was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities.  Lease expiration dates range from 3 months to 26 years, with renewal options on certain leases of 6 months to 25 years. Rental expense under the operating leases amounted to $861 thousand and $1.7 million for the three and six months ended June 30, 2015, compared to $744 thousand and $1.5 million for the same period in 2014. Rental expense is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income. There have been no significant changes in the future minimum lease payments payable from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(18) Sale of Business Line
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a net gain of $6.3 million; after-tax $4.0 million, or 24 cents per diluted share.  In connection with the sale, Washington Trust incurred divestiture related costs of $355 thousand; after-tax $227 thousand, or 1 cent per diluted share, which were also recognized in the first quarter of 2014. The net proceeds received from the sale totaled $7.2 million, including $900 thousand of deferred revenue that can be earned over a 5-year period by providing business referrals to the buyer. As of June 30, 2015, $648 thousand of deferred revenue remained to be earned under this arrangement.

(19) Subsequent Event
On August 1, 2015, the Corporation completed the acquisition of Halsey Associates, Inc. (“Halsey”), a registered investment adviser firm located in New Haven, CT. Halsey specializes in providing investment counseling services to high-net worth families, corporations, foundations and endowment clients. The cost to acquire Halsey included approximately $1.7 million in cash, $5.4 million in the form of 136,543 shares of Washington Trust common stock and approximately $3.0 million for the estimated amount of future earn-outs to be paid, based on the future revenue growth of the acquired business during the 5‑year period following the acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full-year ended December 31, 2015 or any future period.

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

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and borrowings.  In addition, we generate noninterest income from a number of sources, including wealth management services, loan sales and commissions on loans originated for others and deposit services.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, technology and other administrative expenses.

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

We continued to leverage our strong, statewide brand to build market share in Rhode Island and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. We plan to open a new full-service branch in Providence, Rhode Island, in the fourth quarter of 2015 and another full-service branch in Coventry, Rhode Island, in 2016.

Acquisition of Halsey Associates, Inc.
In June 2015, we signed a definitive agreement to acquire Halsey, a registered investment adviser firm located in New Haven, Connecticut.  Halsey specializes in providing investment counseling services to high-net worth families, corporations, foundations and endowment clients.  Halsey has approximately $850 million of assets under management and revenues of approximately $4.0 million on an annualized basis.  We completed the acquisition of Halsey on August 1, 2015.  The cost to acquire Halsey included approximately $1.7 million in cash, $5.4 million in the form of 136,543 shares of Washington Trust common stock and approximately $3.0 million for the estimated present value of future earn-outs to be paid, based on the future revenue growth of the acquired business during the 5-year period following the acquisition.  The acquisition is expected to result in additions to goodwill and identifiable intangible assets of approximately $7.2 million and $6.4 million, respectively.  Acquisition-related expenses of $433 thousand were recognized in the three months ended June 30, 2015 and additional acquisition-related expenses of approximately $600 thousand are expected to the recognized in the third quarter.  Following the recognition of these acquisition-related expenses, the transaction is expected to be modestly accretive to earnings per share, including the recognition of intangible asset amortization, commencing in the latter part of 2015.

Composition of Earnings
Net income for the second quarter of 2015 amounted to $11.5 million, or $0.68 per diluted share, up from $9.8 million, or $0.58 per diluted share, reported for the second quarter of 2014. The returns on average equity and average assets for the second quarter of 2015 were 12.88% and 1.27%, respectively, compared to 11.52% and 1.22%, respectively, for the same quarter in 2014.

For the six months ended June 30, 2015, net income totaled $22.5 million, or $1.32 per diluted share, up from $19.1 million, or $1.13 per diluted share, reported for the same period in 2014. The returns on average equity and average assets for the six months ended June 30, 2015 were 12.71% and 1.25%, respectively, compared to 11.31% and 1.20%, respectively, for the same period in 2014.

2014 results included the following transactions, which reduced net income for the six months ended June 30, 2014 by $245 thousand, or $0.01 per diluted share:

•	On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a gain of $6.3 million, after-tax $4.0 million, or $0.24 per diluted share.

•
In connection with this sale, the Corporation incurred divestiture related costs of $355 thousand, after-tax $227 thousand, or $0.01 per diluted share. The majority of the divestiture costs were classified as salaries and employee benefit costs.

•	Washington Trust also prepaid FHLBB advances totaling $99.3 million, resulting in debt prepayment penalty expense of $6.3 million, after-tax $4.0 million, or $0.24 per diluted share.

Excluding the above mentioned transactions, as well as the merchant processing fee revenue and expenses recognized prior to the consummation of the business line sale, increased profitability in 2015 as compared to 2014 reflected growth in net interest income, a decrease in the provision for loan losses, higher wealth management revenues, strong mortgage banking revenues and increased net gains on interest rate swap contracts, which were partially offset by higher salaries and employee benefit costs.

Net interest income for the three and six months ended June 30, 2015 amounted to $26.0 million and $51.7 million, up by 6% and 7%, respectively, from the comparable periods in 2014, reflecting growth in average loan balances. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.15% and 3.16%, respectively, for the three and six months ended June 30, 2015, compared to 3.35% and 3.34%, respectively, for the same periods in 2014. The year over year decline in the net interest margin reflects lower yields on interest-earning assets as a result of the low interest rate environment.

The provision for loan losses for both the three and six months ended June 30, 2015 amounted to $100 thousand, down by $350 thousand and $650 thousand, respectively, from the same periods in 2014. The modest level of provision in 2015 reflects loan loss allocations commensurate with growth in loan portfolio balances, offset by reductions in other loan loss exposures in response to continued improvement in conditions affecting credit quality.

Wealth management revenues for the three and six months ended June 30, 2015 totaled $8.9 million and $17.3 million, respectively, up by 4% and 5%, respectively, from the same periods in 2014, due to an increase in asset-based wealth management revenues.

Net gains on loan sales and commissions on loans originated for others (“mortgage banking revenues”) for the three and six months ended June 30, 2015 amounted to $2.7 million and $5.3 million, respectively, up by 61% and 81%, respectively, from the same periods in 2014, due to an increase in residential mortgage loan sales activity.

Salaries and employee benefit costs, the largest component of noninterest expenses, totaled $15.5 million and $31.0 million, respectively, for the three and six months ended June 30, 2015, up by 5% and 6%, respectively, from the same periods in 2014, largely due to increased staffing levels in our wealth management business line, as well as higher defined benefit pension costs and increased share-based compensation expense.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as investment securities portfolio, wholesale funding activities, net gain on sale of business line, income from bank-owned life insurance (“BOLI”) and administrative expenses are not allocated to the operating segments and are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment reported net income of $8.2 million and $15.9 million, respectively, for the three and six months ended June 30, 2015, compared to $6.3 million and $12.8 million, respectively, for the same periods in 2014. Net interest income for this operating segment for the three and six months ended June 30, 2015, increased by $1.4 million and $2.3 million, respectively, from the same periods in 2014, primarily due to a favorable shift to lower-cost deposits. The loan loss provision charged to earnings amounted to $100 thousand for both the three and six months ended June 30, 2015, compared to $450 thousand and $750 thousand, respectively, for the same periods in 2014. The year over year decline in the provision for loan losses reflects continued improvement in conditions affecting credit quality. Noninterest income derived from the Commercial Banking segment totaled $5.6 million and $10.7 million, respectively, for the three and six months ended June 30, 2015, up by $1.7 million and $2.3 million, respectively, from the comparable periods in 2014. The increase in noninterest income was largely due to higher mortgage banking revenues and customer-related interest rate swap fee income, partially offset by a decrease in merchant processing fee revenue, due to the sale of this business line on March 1, 2014. The decrease in merchant processing fee revenue corresponded to a decline in merchant processing costs included in this operating segment’s noninterest expenses. Commercial Banking noninterest expenses for the three and six months ended June 30, 2015 were up by $666 thousand and $786 thousand, respectively, from the same periods in 2014, including increases in net occupancy costs and outsourced services, which were partially offset by a decline in merchant processing costs.

The Wealth Management Services segment reported net income of $1.3 million and $2.7 million, respectively, for the three and six months ended June 30, 2015, compared to $1.8 million and $3.2 million, respectively, for the same periods in 2014. Noninterest income derived from the Wealth Management Services segment was $8.9 million and $17.3 million, respectively, for the three and six months ended June 30, 2015, up by $382 thousand and $752 thousand, respectively, compared to the same periods in 2014, commensurate with increases in Wealth Management assets under administration. Noninterest expenses for the Wealth Management Services segment totaled $6.8 million and $13.0 million, respectively, for the three and six months ended June 30, 2015, up by $1.0 million and $1.5 million, respectively, from the same periods in 2014. Included in noninterest expenses in the three and six months ended June 30, 2015 were acquisition related expenses of $433 thousand. Excluding the acquisition related expenses, noninterest expenses were up by $577 thousand and $1.1 million, respectively, from the three and six months ended June 30, 2014, reflecting increases in salaries and benefit costs and outsourced services.

Net income attributed to the Corporate unit amounted to $2.0 million and $3.9 million, respectively, for the three and six months ended June 30, 2015, compared to $1.8 million and $3.0 million, respectively, for the same periods in 2014. The Corporate unit’s net interest income for the three and six months ended June 30, 2015 increased by $149 thousand and $1.1 million, respectively, from the comparable 2014 periods, largely due to a favorable change in net funds transfer pricing offsets with the Commercial Banking segment, partially offset by a decrease in investment income and a higher level of wholesale funding expense. Included in noninterest income for the Corporate unit for the three months ended June 30, 2015 was a $250 thousand settlement payment received for a trust preferred debt security previously held by the Corporation. Excluding the settlement payment, noninterest income for the second quarter of 2015 increased modestly, compared to the same quarter a year ago. For the six months ended June 30, 2015, noninterest income decreased by $5.9 million, compared to the same period in 2014, primarily due to the gain on the sale of the merchant processing services business line recognized in the first quarter of 2014. The Corporate unit’s noninterest expenses for the three months ended June 30, 2015 increased by $175 thousand, compared to the same period a year ago. For the six months ended June 30, 2015, noninterest expenses decreased by $6.2 million from the same period in 2014, largely due to debt prepayment penalty expense recognized in the first quarter of 2014. See additional discussion regarding these noninterest income and expense items in the “Overview” section under the caption “Composition of Earnings.”

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

FTE net interest income for the three and six months ended June 30, 2015 amounted to $26.7 million and $53.1 million, respectively, up from $25.1 million and $49.5 million, respectively for the same periods in 2014. The net interest margin was 3.15% and 3.16%, respectively, for the three and six months ended June 30, 2015, compared to 3.35% and 3.34% for the same periods in 2014.

Average interest-earning assets for both the three and six months ended June 30, 2015 were up by 13% from the average balances for the same periods in 2014, due to loan growth. The yield on average interest-earning assets for the three and six months ended June 30, 2015 declined by 23 basis points and 24 basis points, respectively, from the comparable periods in 2014, reflecting the impact of the sustained low interest rate environment.

Total average loans for the three and six months ended June 30, 2015 increased by $407.9 million and $425.9 million, respectively, from the average balances for the comparable 2014 periods, due to growth in average commercial and residential real estate mortgage loan balances.  The yield on total loans for the three and six months ended June 30, 2015 was 3.99% and 4.00%, respectively, down by 21 basis points and 23 basis points, respectively, from the same periods in 2014. The contribution of loan prepayment fees and other fees to the yield on total loans was 8 basis points and 2 basis points, respectively, for the three and six months ended June 30, 2015. Comparable amounts for the same periods in 2014 were 3 basis points and 4 basis points, respectively. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, interest rates on total interest-earning assets may continue to decline.

Total average securities for the three and six months ended June 30, 2015 decreased by $18.3 million and $27.5 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on securities for the three and six months ended June 30, 2015 decreased by 63 basis points and 62 basis points, respectively, from the comparable periods in 2014, due to runoff of higher yielding securities combined with purchases of lower yielding securities.

Average interest-bearing liabilities for the three and six months ended June 30, 2015 increased by 14% and 15%, respectively, from the average balances for the same periods in 2014, largely due to increases in wholesale brokered time deposits and FHLBB advances. The cost of funds for the three and six months ended June 30, 2015 declined by 6 basis points and 9 basis points, respectively, from the comparable 2014 periods, largely due to a decline in the rate paid on FHLBB advances. See additional discussion under the caption “Sources of Funds” for additional information regarding funding transactions.

The average balance of FHLBB advances for the three and six months ended June 30, 2015 were up by $171.1 million and $153.0 million, respectively, compared to the average balances for the same periods in 2014. The average rate paid on such advances for the three and six months ended June 30, 2015 was 1.94% and 1.92%, respectively, compared to 3.20% and 3.29%, respectively, for the comparable periods in 2014.

Total average interest-bearing deposits for the three and six months ended June 30, 2015 increased by $175.5 million and $204.0 million, respectively, from the average balances for the same periods in 2014. This included increases of $121.3 million and $147.0 million, respectively, in average out-of-market wholesale brokered time certificates of deposit. The average rate paid on wholesale brokered time deposits for the three and six months ended June 30, 2015 increased by 23 basis points and 20 basis points, respectively, compared to the same periods in 2014.

Excluding the increase in wholesale brokered time deposits, average in-market interest-bearing deposits for the three and six months ended June 30, 2015 grew by $54.2 million and $56.9 million, respectively, from the same periods in 2014, with growth in lower-cost deposit categories, partially offset by a decrease in average in-market time deposit balances. The average rate paid on in-market interest-bearing deposits for both the three and six months ended June 30, 2015 decreased by 6 basis points compared to the same periods in 2014, due to lower rates on time deposits, offset, in part, by higher rates on money market deposits.

The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2015 increased by $31.5 million and $23.8 million, respectively, compared to the average balances for the same periods in 2014.

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

Three months ended June 30,	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,574,183	$15,930	4.06	$1,339,310	$14,509	4.35
Residential real estate loans, including mortgage loans held for sale	1,025,029	10,102	3.95	856,955	8,811	4.12
Consumer loans	338,809	3,183	3.77	333,881	3,171	3.81
Total loans	2,938,021	29,215	3.99	2,530,146	26,491	4.20
Cash, federal funds sold and short-term investments	63,858	29	0.18	59,507	28	0.19
FHLBB stock	37,730	164	1.74	37,730	138	1.47

Taxable debt securities	320,643	2,176	2.72	322,418	2,699	3.36
Nontaxable debt securities	40,886	627	6.15	57,422	847	5.92
Total securities	361,529	2,803	3.11	379,840	3,546	3.74
Total interest-earning assets	3,401,138	32,211	3.80	3,007,223	30,203	4.03
Noninterest-earning assets	221,577			207,426
Total assets	$3,622,715			$3,214,649
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$38,129	$3	0.03	$9,067	$—	—
NOW accounts	363,434	53	0.06	311,948	47	0.06
Money market accounts	820,887	941	0.46	759,704	713	0.38
Savings accounts	298,286	50	0.07	291,671	45	0.06
Time deposits (in-market)	554,839	1,390	1.00	649,018	1,882	1.16
Wholesale brokered time deposits	285,844	911	1.28	164,540	433	1.06
FHLBB advances	391,152	1,891	1.94	220,088	1,758	3.20
Junior subordinated debentures	22,681	241	4.26	22,681	241	4.26
Other	116	2	6.92	162	4	9.90
Total interest-bearing liabilities	2,775,368	5,482	0.79	2,428,879	5,123	0.85
Demand deposits	441,355			409,851
Other liabilities	48,627			35,684
Shareholders’ equity	357,365			340,235
Total liabilities and shareholders’ equity	$3,622,715			$3,214,649
Net interest income		$26,729			$25,080
Interest rate spread			3.01			3.18
Net interest margin			3.15			3.35

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2015	2014
Commercial loans	$476	$322
Nontaxable debt securities	225	290
Total	$701	$612

Six months ended June 30,	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,559,533	$31,242	4.04	$1,338,061	$29,109	4.39
Residential real estate loans, including mortgage loans held for sale	1,027,509	20,416	4.01	829,834	17,019	4.14
Consumer loans	337,578	6,351	3.79	330,854	6,268	3.82
Total loans	2,924,620	58,009	4.00	2,498,749	52,396	4.23
Cash, federal funds sold and short-term investments	57,492	54	0.19	60,869	63	0.21
FHLBB stock	37,730	329	1.76	37,730	280	1.50

Taxable debt securities	321,602	4,435	2.78	333,154	5,641	3.41
Nontaxable debt securities	42,762	1,291	6.09	58,683	1,731	5.95
Total securities	364,364	5,726	3.17	391,837	7,372	3.79
Total interest-earning assets	3,384,206	64,118	3.82	2,989,185	60,111	4.06
Noninterest-earning assets	221,686			205,391
Total assets	$3,605,892			$3,194,576
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$37,991	$11	0.06	$9,912	$—	—
NOW accounts	346,605	100	0.06	308,096	94	0.06
Money market accounts	810,519	1,825	0.45	722,629	1,322	0.37
Savings accounts	296,117	96	0.07	292,237	90	0.06
Time deposits (in-market)	560,917	2,859	1.03	662,354	3,813	1.16
Wholesale brokered time deposits	290,230	1,846	1.28	143,199	770	1.08
FHLBB advances	397,925	3,793	1.92	244,900	3,999	3.29
Junior subordinated debentures	22,681	482	4.29	22,681	482	4.29
Other	122	5	8.26	168	7	8.40
Total interest-bearing liabilities	2,763,107	11,017	0.80	2,406,176	10,577	0.89
Demand deposits	440,136			416,377
Other liabilities	48,342			34,377
Shareholders’ equity	354,307			337,646
Total liabilities and shareholders’ equity	$3,605,892			$3,194,576
Net interest income		$53,101			$49,534
Interest rate spread			3.02			3.17
Net interest margin			3.16			3.34

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2015	2014
Commercial loans	$917	$638
Nontaxable debt securities	454	592
Total	$1,371	$1,230

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months			Six months
	June 30, 2015 vs. 2014			June 30, 2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial loans	$2,433	($1,012)	$1,421	$4,574	($2,441)	$2,133
Residential real estate loans, including mortgage loans held for sale	1,667	(376)	1,291	3,947	(550)	3,397
Consumer loans	46	(34)	12	131	(48)	83
Cash, federal funds sold and other short-term investments	2	(1)	1	(3)	(6)	(9)
FHLBB stock	—	26	26	—	49	49
Taxable debt securities	(15)	(508)	(523)	(191)	(1,015)	(1,206)
Nontaxable debt securities	(252)	32	(220)	(480)	40	(440)
Total interest income	3,881	(1,873)	2,008	7,978	(3,971)	4,007
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	—	3	3	—	11	11
NOW accounts	6	—	6	6	—	6
Money market accounts	63	165	228	181	322	503
Savings accounts	1	4	5	—	6	6
Time deposits (in-market)	(252)	(240)	(492)	(551)	(403)	(954)
Wholesale brokered time deposits	373	105	478	912	164	1,076
FHLBB advances	1,006	(873)	133	1,873	(2,079)	(206)
Junior subordinated debentures	—	—	—	—	—	—
Other	(1)	(1)	(2)	(2)	—	(2)
Total interest expense	1,196	(837)	359	2,419	(1,979)	440
Net interest income	$2,685	($1,036)	$1,649	$5,559	($1,992)	$3,567

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

The provision for loan losses for both the three and six months ended June 30, 2015 amounted to $100 thousand, reflecting loan loss allocations commensurate with growth in loan portfolio balances, offset by reductions in other loan loss exposures in response to continued improvement in conditions affecting credit quality. In addition, the Corporation has experienced net reductions in nonaccrual loans in 8 of the last 9 quarters. The provision for loan losses for the three and six months ended June 30, 2014 amounted to $450 thousand and $750 thousand, respectively. Net charge-offs for the three and six months ended June 30, 2015 totaled $323 thousand and $536 thousand, respectively, compared to $224 thousand and $1.4 million, respectively, for the same periods in 2014. Year-to-date 2014 charge-offs included an $853 thousand charge-off recognized in the first quarter on one commercial mortgage relationship.

The allowance for loan losses was $27.6 million, or 0.94% of total loans, at June 30, 2015, compared to $28.0 million, or 0.98% of total loans, at December 31, 2014. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2015	2014	$	%	2015	2014	$	%
Noninterest income:
Wealth management revenues	$8,912	$8,530	$382	4%	$17,347	$16,595	$752	5%
Merchant processing fees	—	—	—	—	—	1,291	(1,291)	(100)
Net gains on loan sales and commissions on loans originated for others	2,748	1,707	1,041	61	5,333	2,946	2,387	81
Service charges on deposit accounts	973	824	149	18	1,908	1,578	330	21
Card interchange fees	826	779	47	6	1,540	1,460	80	5
Income from bank-owned life insurance	492	441	51	12	982	886	96	11
Net gains on interest rate swap contracts	717	(37)	754	2,038	1,362	223	1,139	511
Equity in earnings (losses) of unconsolidated subsidiaries	(69)	(107)	38	36	(155)	(150)	(5)	(3)
Net gain on sale of business line	—	—	—	—	—	6,265	(6,265)	(100)
Other income	662	677	(15)	(2)	964	1,090	(126)	(12)
Total noninterest income	$15,261	$12,814	$2,447	19%	$29,281	$32,184	($2,903)	(9)%

Noninterest Income Analysis
Revenue from wealth management services is our largest source of noninterest income. A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees and mutual fund fees. Wealth management revenues also include “transaction‑based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2015	2014	$	%	2015	2014	$	%
Wealth management revenues:
Trust and investment management fees	$7,238	$6,828	$410	6%	$14,380	$13,513	$867	6%
Mutual fund fees	1,032	1,086	(54)	(5)	2,068	2,167	(99)	(5)
Asset-based revenues	8,270	7,914	356	4	16,448	15,680	768	5
Transaction-based revenues	642	616	26	4	899	915	(16)	(2)
Total wealth management revenues	$8,912	$8,530	$382	4%	$17,347	$16,595	$752	5%

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)	Three months		Six months
Periods ended June 30,	2015	2014	2015	2014
Wealth management assets under administration:
Balance at the beginning of period	$5,159,663	$4,806,381	$5,069,966	$4,781,958
Net investment appreciation & income	(13,932)	131,269	66,940	175,604
Net client cash flows	65,817	72,938	74,642	53,026
Balance at the end of period	$5,211,548	$5,010,588	$5,211,548	$5,010,588

Wealth management revenues for the three and six months ended June 30, 2015 were $8.9 million and $17.3 million, respectively, up by 4% and 5%, respectively, from the same periods in 2014, due to an increase in asset-based revenues.  Wealth management assets under administration totaled $5.2 billion at June 30, 2015, up by $141.6 million, or 3%, from December 31, 2014, and up by $201.0 million, or 4%, from a year-ago.

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

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Mortgage banking revenues totaled $2.7 million and $5.3 million, respectively, for the three and six months ended June 30, 2015, up by 61% and 81%, respectively, compared to the same periods in 2014. The year over year increase reflected higher mortgage loan origination and sales activity, as well as management’s efforts to increase the amount of mortgage loans originated for sale as a percentage of total mortgage loan originations. Residential mortgages sold to the secondary market, including brokered loans, totaled $143.2 million and $271.1 million, respectively, for the three and six months ended June 30, 2015. Comparable amounts for the same periods in 2014 were $77.0 million and $134.0 million, respectively.

Net gains on interest rate swap contracts for the three and six months ended June 30, 2015 increased by $754 thousand and $1.1 million, respectively, from the same periods in 2014, largely due to increased commercial loan borrower demand for these transactions.

For the three and six months ended June 30, 2015, other income amounted to $662 thousand and $964 thousand, respectively.  This included a settlement payment of $250 thousand received in the second quarter for a trust preferred debt security previously held by Washington Trust.  Excluding the settlement payment, other income decreased by $265 thousand and $376 thousand, respectively, from the comparable 2014 periods, reflecting increased amortization of loan servicing rights (offset to loan servicing fee income) due to payoffs of serviced residential mortgage loans.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2015	2014	$	%	2015	2014	$	%
Noninterest expenses:
Salaries and employee benefits	$15,506	$14,771	$735	5%	$31,000	$29,329	$1,671	6%
Net occupancy	1,669	1,475	194	13	3,555	3,115	440	14
Equipment	1,376	1,235	141	11	2,716	2,471	245	10
Merchant processing costs	—	—	—	—	—	1,050	(1,050)	(100)
Outsourced services	1,277	1,015	262	26	2,524	2,059	465	23
Legal, audit and professional fees	610	598	12	2	1,286	1,216	70	6
FDIC deposit insurance costs	436	413	23	6	909	853	56	7
Advertising and promotion	578	540	38	7	845	772	73	9
Amortization of intangibles	156	164	(8)	(5)	311	328	(17)	(5)
Debt prepayment penalties	—	—	—	—	—	6,294	(6,294)	(100)
Other	2,691	2,237	454	20	4,684	4,253	431	10
Total noninterest expense	$24,299	$22,448	$1,851	8%	$47,830	$51,740	($3,910)	(8)%

Noninterest Expense Analysis
For the three and six months ended June 30, 2015, salaries and employee benefit costs totaled $15.5 million and $31.0 million, respectively, up by 5% and 6%, respectively, compared to the same periods in 2014. Excluding $291 thousand of divestiture costs recognized in the first quarter of 2014, salaries and employee benefit costs for both the three and six months ended June 30, 2015 increased by 7% from the comparable periods in 2014. The year over year increase was largely due to increased staffing levels in our wealth management business line, higher defined benefit pension costs as a result of a lower discount rate in 2015 compared to 2014 and increased share-based compensation expense.

Net occupancy costs for the three and six months ended June 30, 2015 increased by $194 thousand and $440 thousand, respectively, up by 13% and 14%, respectively, from the comparable 2014 periods, including increased rental expense and other occupancy costs associated with a de novo branch that opened in the first quarter of 2015.

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

Outsourced services for the three and six months ended June 30, 2015 increased by $262 thousand and $465 thousand, respectively, up by 26% and 23%, respectively, from the same periods in 2014, reflecting an increase in services utilized in our wealth management business and due to increased volume and execution costs associated with customer-related interest rate swap transactions.

The prepayment of FHLBB advances in the first quarter of 2014 resulted in debt prepayment penalty expense of $6.3 million. See additional discussion regarding the prepayments in the “Overview” section above under the caption “Composition of Earnings.” There was no such debt prepayment penalty expense in the first quarter of 2015.

Other noninterest expenses for the three and six months ended June 30, 2015 increased by $454 thousand and $431 thousand, respectively, up by 20% and 10%, respectively, from the same periods in 2014, due to $433 thousand of acquisition related expenses incurred in the second quarter of 2015. See additional discussion regarding the acquisition in the Overview section.

Income Taxes
Income tax expense amounted to $5.4 million and $10.6 million, respectively, for the three and six months ended June 30, 2015, compared to $4.6 million and $8.9 million, respectively, for the same periods in 2014. The Corporation’s effective tax rate was

31.9% for both the three and six months ended June 30, 2015, consistent with the effective tax rates for the same 2014 periods. The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.6 billion at June 30, 2015, up by $57.6 million from the end of 2014, largely due to net loan growth.

Nonperforming assets as a percent of total assets amounted to 0.45% at June 30, 2015, down by 3 basis points from the end of 2014. Management believes the overall credit quality has been stable to improving, generally in line with the pace of recovery in regional economic conditions.

Deposits totaled $2.7 billion at June 30, 2015, down by $15.7 million, or 1%, from the end of 2014, including a decrease of $14.5 million of out-of-market wholesale brokered time certificates of deposit. Excluding these wholesale brokered time deposits, in-market deposits decreased by $1.2 million. FHLBB advances amounted to $471.3 million as of June 30, 2015, up by $65.0 million, or 16%, from December 31, 2014.

Shareholders’ equity totaled $359.2 million at June 30, 2015, up by $12.9 million from the balance at the end of 2014.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 12.78% at June 30, 2015, compared to 12.56% at December 31, 2014. See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2015 and December 31, 2014, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$61,254	17%	$31,172	9%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	216,620	61	245,366	68
Obligations of states and political subdivisions	40,674	12	49,176	14
Individual name issuer trust preferred debt securities	26,724	8	25,774	7
Corporate bonds	6,106	2	6,174	2
Total securities available for sale	$351,378	100%	$357,662	100%

(Dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$22,523	100%	$25,222	100%
Total securities held to maturity	$22,523	100%	$25,222	100%

As of June 30, 2015, the investment securities portfolio totaled $373.9 million, down by $9.0 million from the balance at December 31, 2014. See the Corporation’s Consolidated Statement of Cash Flows for further information regarding investment securities.

At June 30, 2015 and December 31, 2014, the net unrealized gain position on securities available for sale and held to maturity amounted to $5.6 million and $7.4 million, respectively, and included gross unrealized losses of $4.3 million and $5.0 million, respectively.  These gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

Obligations of States and Political Subdivisions
The carrying amount of obligations of states and political subdivisions included in our securities portfolio at June 30, 2015 totaled $40.7 million. The following table presents obligations of states and political subdivisions by geographic location:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
New Jersey	$24,201	$701	$—	$24,902
New York	8,072	255	—	8,327
Pennsylvania	1,963	76	—	2,039
Illinois	1,901	30	—	1,931
Other	3,350	125	—	3,475
Total	$39,487	$1,187	$—	$40,674

The following table presents obligations of states and political subdivisions by category:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
General obligations	$37,172	$1,100	$—	$38,272
Revenue obligations (1)	2,315	87	—	2,402
Total	$39,487	$1,187	$—	$40,674

(1)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of 7 individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	June 30, 2015				Credit Ratings
					June 30, 2015		Form 10-Q Filing Date
Named Issuer (parent holding company)	(i)	Amortized Cost	Fair Value	Unrealized Net Loss	Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,772	$8,395	($1,377)	Baa2	BBB-	Baa2	BBB-
Bank of America Corporation	3	5,774	5,070	(704)	Ba1 (ii)	BB (ii)	Ba1 (ii)	BB+ (ii)
Wells Fargo & Company	2	5,148	4,578	(570)	A1/Baa1	BBB+/BBB	A1/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,175	3,602	(573)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,986	1,735	(251)	A3	BBB+	A3	BBB+
State Street Corporation	1	1,977	1,735	(242)	A3	BBB	A3	BBB
Huntington Bancshares Incorporated	1	1,940	1,609	(331)	Baa2	BB (ii)	Baa2	BB (ii)
Totals	11	$30,772	$26,724	($4,048)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between December 31, 2014 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

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

Loans
Total loans amounted to $2.9 billion at June 30, 2015, up by $69.3 million, or 2%, from the end of 2014, largely due to growth in the commercial loan portfolio.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $987.6 million at June 30, 2015, up by $64.0 million, or 7%, from $923.6 million at December 31, 2014. The growth in commercial real estate loans was in large part due to enhanced business cultivation efforts with new and existing borrowers, with an emphasis on larger loan balances to borrowers or groups of related borrowers. Included in the end of period commercial and real estate amounts were commercial construction loans of $111.0 million and $79.6 million, respectively.

Commercial real estate loans are secured by a variety of property types, with approximately 85% of the total at June 30, 2015 composed of office buildings, retail facilities, commercial mixed use, multi-family dwellings, lodging and industrial and warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$915,622	93%	$861,422	93%
New York, New Jersey, Pennsylvania	58,379	6	53,625	6
New Hampshire	13,577	1	8,523	1
Total	$987,578	100%	$923,570	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $596.0 million at June 30, 2015, down by $16.0 million, or 3%, from the balance at December 31, 2014. This portfolio includes loans to a variety of business types.  Approximately 78% of the total is composed of owner occupied and other real estate, health care/social assistance, manufacturing, retail trade, accommodation and food services, public administration, entertainment and recreation, construction, professional, scientific and technical and wholesale trade businesses.

Residential Real Estate Loans
Residential real estate loans amounted to $1.0 billion at June 30, 2015, up by $15.8 million, or 2%, from the balance at December 31, 2014. Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  In recent years, the mortgage origination business has been expanded beyond our bank branch network, which is primarily located in Rhode Island, through the addition of residential mortgage lending offices in eastern Massachusetts and Connecticut. We also originate residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages. Total residential real estate loan originations for retention in portfolio were $119.8 million for the six months ended June 30, 2015, compared to $171.2 million for the six months ended June 30, 2014. Total residential real estate loan originations for sale to the secondary market, including loans originated in a broker capacity, were $263.4 million for the six months ended June 30, 2015, compared to $144.3 million for the six months ended June 30, 2014.

Loans are sold with servicing retained or released. Loans sold with the retention of servicing result in the capitalization of servicing rights, which are subsequently amortized over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.1 million and $3.0 million, respectively, as of June 30, 2015 and December 31, 2014. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $414.8 million and $378.8 million, respectively, as of June 30, 2015 and December 31, 2014.

Included in residential real estate loans were purchased residential mortgage balances totaling $30.4 million and $32.8 million, respectively, as of June 30, 2015 and December 31, 2014. These loans were purchased from other financial institutions prior to March 2009.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$980,646	98.0%	$965,452	98.1%
New Hampshire	11,487	1.1	10,204	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	4,620	0.5	5,096	0.5
Ohio	1,686	0.2	1,812	0.2
Washington, Oregon	1,318	0.1	1,331	0.1
Georgia	1,052	0.1	1,062	0.1
Other	454	—	458	—
Total	$1,001,263	100.0%	$985,415	100.0%

Consumer Loans
Consumer loans amounted to $343.8 million at June 30, 2015, up by $5.4 million, or 2%, from December 31, 2014.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 86% of the total consumer portfolio at June 30, 2015.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Jun 30, 2015	Dec 31, 2014
Nonaccrual loans:
Commercial mortgages	$4,915	$5,315
Commercial construction & development	—	—
Commercial & industrial	1,039	1,969
Residential real estate mortgages	7,411	7,124
Consumer	1,766	1,537
Total nonaccrual loans	15,131	15,945
Nonaccrual investment securities	—	—
Property acquired through foreclosure or repossession, net	1,388	1,176
Total nonperforming assets	$16,519	$17,121

Nonperforming assets to total assets	0.45%	0.48%
Nonperforming loans to total loans	0.52%	0.56%
Total past due loans to total loans	0.82%	0.63%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets totaled $16.5 million, or 0.45% of total assets, at June 30, 2015, compared to $17.1 million, or 0.48% of total assets, at December 31, 2014. Property acquired through foreclosure or repossession amounted to $1.4 million at June 30, 2015 and consisted of 5 residential properties and 2 commercial properties. Nonaccrual loans totaled $15.1 million at June 30, 2015, down $814 thousand from the balance at December 31, 2014.

Nonaccrual Loans
During the six months ended June 30, 2015, the Corporation made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2015.

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2015				December 31, 2014
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$4,915	$—	$4,915	0.56%	$5,315	$—	$5,315	0.63%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	638	401	1,039	0.17	181	1,788	1,969	0.32
Residential real estate mortgages	4,871	2,540	7,411	0.74	3,284	3,840	7,124	0.72
Consumer	647	1,119	1,766	0.51	897	640	1,537	0.45
Total nonaccrual loans	$11,071	$4,060	$15,131	0.52%	$9,677	$6,268	$15,945	0.56%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

Approximately 81% of total nonaccrual loans at June 30, 2015 consisted of commercial mortgages and residential real estate mortgage loans.

Nonaccrual commercial mortgage loans were $4.9 million at June 30, 2015, down by $400 thousand from the balance at the end of 2014. All of the nonaccrual commercial mortgage loans at June 30, 2015 and December 31, 2014 were located in Rhode Island and Connecticut. As of June 30, 2015, the largest nonaccrual relationship in the commercial mortgage category was comprised of one troubled debt restructured loan with a carrying value of $4.5 million, which was classified into nonaccrual status in the third quarter of 2014 because the borrower failed to perform in accordance with the terms of the restructuring. This loan is secured by commercial property and is collateral dependent. Based on the fair value of the underlying collateral, a $1.1 million loss allocation was deemed necessary at June 30, 2015.

Nonaccrual residential real estate mortgage loans increased modestly from the balance at the end of 2014. As of June 30, 2015, the $7.4 million balance of nonaccrual residential mortgage loans consisted of 24 loans, with $6.6 million located in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential mortgages at June 30, 2015 were 11 loans purchased for portfolio and serviced by others amounting to $3.0 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$4,929	0.56%	$5,315	0.63%
Commercial construction & development	—	—	—	—
Commercial & industrial	5,518	0.93	3,519	0.58
Residential real estate mortgages	10,904	1.09	7,048	0.72
Consumer loans	2,678	0.78	2,196	0.65
Total past due loans	$24,029	0.82%	$18,078	0.63%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of June 30, 2015, total past due loans amounted to $24.0 million, or 0.82% of total loans, up from $18.1 million, or 0.63%, at December 31, 2014. The increase from the end of 2014 included a $1.4 million nonaccrual residential real estate mortgage and a $3.5 million well-secured commercial and industrial loan relationship.

Included in past due loans as of June 30, 2015 and December 31, 2014 were nonaccrual loans of $12.7 million, respectively. All loans 90 days or more past due at June 30, 2015 and December 31, 2014 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below‑market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of June 30, 2015, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)	Jun 30, 2015	Dec 31, 2014
Accruing troubled debt restructured loans:
Commercial mortgages	$9,448	$9,676
Commercial & industrial	2,209	954
Residential real estate mortgages	679	1,252
Consumer	201	135
Accruing troubled debt restructured loans	12,537	12,017
Nonaccrual troubled debt restructured loans:
Commercial mortgages	4,498	4,898
Commercial & industrial	381	1,193
Residential real estate mortgages	92	248
Consumer	33	—
Nonaccrual troubled debt restructured loans	5,004	6,339
Total troubled debt restructured loans	$17,541	$18,356

As of June 30, 2015, loans classified as troubled debt restructurings totaled $17.5 million, down by $815 thousand from the end of 2014.

As of June 30, 2015, 80% of the troubled debt restructured loans consisted of two relationships. The largest troubled debt restructured relationship at June 30, 2015 consisted of an accruing commercial mortgage relationship with a carrying value of $9.4 million, secured by mixed use properties. The restructuring took place in the second quarter of 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. The second largest troubled debt restructured relationship consisted of a commercial mortgage with a carrying value of $4.5 million at June 30, 2015, secured by commercial property. The restructuring took place in the third quarter of 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. In connection with this restructuring, a principal paydown of $1.2 million was provided by the borrower during the third quarter of 2013. This troubled debt restructuring loan was classified into nonaccrual status in the third quarter of 2014. See additional disclosure about this relationship above under the caption “Nonaccrual Loans.”

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2015 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $1.6 million in potential problem loans at June 30, 2015, compared to $1.2 million at December 31, 2014. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.   In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the level of allowance for loan losses at June 30, 2015 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Jun 30, 2015	Dec 31, 2014
Collateral dependent impaired loans (1)	$18,829	$19,761
Impaired loans measured on discounted cash flow method (2)	2,680	2,258
Total impaired loans	$21,509	$22,019

(1)	Net of partial charge-offs of $833 thousand and $530 thousand, respectively, at June 30, 2015 and December 31, 2014.

(2)	Net of partial charge-offs of $154 thousand and $264 thousand, respectively, at June 30, 2015 and December 31, 2014.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired that are individually evaluated for impairment. The loss allocation on impaired loans amounted to $1.7 million and $1.6 million, respectively, at June 30, 2015 and December 31, 2014.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	June 30, 2015			December 31, 2014
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$21,509	$1,653	7.69%	$22,019	$1,583	7.19%
Loans collectively evaluated for impairment	2,907,075	23,658	0.81	2,837,257	24,049	0.85
Unallocated	—	2,276	—	—	2,391	—
Total	$2,928,584	$27,587	0.94%	$2,859,276	$28,023	0.98%

The provision for loans losses amounted to $100 thousand for both the three and six months ended June 30, 2015, reflecting continued improvement in conditions affecting credit quality, offset by loan loss allocations commensurate with growth in loan portfolio balances. The provision for loan losses for the same periods in 2014 amounted to $450 thousand and $750 thousand, respectively. Net charge-offs for the three and six months ended June 30, 2015 totaled $323 thousand and $536 thousand, respectively, compared to $224 thousand and $1.4 million, respectively, for the same periods in 2014. Year-to-date 2014 charge-offs included an $853 thousand charge-off recognized in the first quarter on one commercial mortgage relationship.

As of June 30, 2015, the allowance for loan losses was $27.6 million, or 0.94% of total loans, compared to $28.0 million, or 0.98% of total loans, at December 31, 2014.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends.

(Dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$8,529	30%	$8,202	30%
Construction & development	1,684	4	1,300	3
Commercial & industrial	7,010	20	7,987	21
Residential real estate:
Mortgage	5,296	33	5,228	33
Homeowner construction	109	1	202	1
Consumer	2,683	12	2,713	12
Unallocated	2,276		2,391
Balance at end of period	$27,587	100%	$28,023	100%

(1)	Percentage of allocated allowance for loan losses to the total loans outstanding within the respective category.

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

Total deposits amounted to $2.7 billion at June 30, 2015, down by $15.7 million, or 1%, from the balance at December 31, 2014. Included in deposits at June 30, 2015 were out-of-market brokered time certificates of deposit of $284.6 million, which were down by $14.5 million from the balance at December 31, 2014. Excluding out-of-market brokered time certificates of deposit, in-market deposits were down by $1.2 million from the balance at December 31, 2014.

Demand deposits totaled $457.8 million at June 30, 2015, down by $2.1 million, or 0.5%, from December 31, 2014. Included in demand deposits at June 30, 2015 and December 31, 2014 were DDM reciprocal demand deposits of $27.9 million and $33.4 million, respectively.

NOW account balances increased by $31.5 million, or 10%, from December 31, 2014 and totaled $357.9 million at June 30, 2015. Savings accounts totaled $300.1 million at June 30, 2015, up by $8.4 million, or 3%, from December 31, 2014.

Money market accounts totaled $789.3 million at June 30, 2015, down by $13.4 million, or 2%, from the balance at December 31, 2014. Included in total money market deposits at June 30, 2015 and December 31, 2014 were ICS reciprocal money market deposits of $225.3 million and $267.9 million, respectively.

Time deposits amounted to $834.0 million at June 30, 2015, down by $40.1 million, or 5%, from the balance at December 31, 2014.  Included in time deposits at June 30, 2015 were out-of-market wholesale brokered time certificates of deposit of $284.6 million, which were down by $14.5 million from the balance at December 31, 2014, as noted above. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $549.4 million at June 30, 2015, down by $25.6 million from December 31, 2014. Included in in-market time deposits were CDARS reciprocal time deposits of $86.6 million and $85.1 million, respectively, at June 30, 2015 and December 31, 2014.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to originate and purchase loans. FHLBB advances amounted to $471.3 million at June 30, 2015, up by $65.0 million from the balance at the end of 2014.

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

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 69% of total average assets in the six months ended June 30, 2015.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the six months ended June 30, 2015.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

For the six months ended June 30, 2015, net cash provided by financing activities amounted to $39.1 million. Net cash flows from FHLBB advances were offset, in part, by deposit outflows and cash dividends paid. Net cash used in investing activities totaled $64.3 million for the six months ended June 30, 2015. The most significant elements of cash flow within investing activities were net outflows related to growth in the loan portfolio and purchases of available for sale debt securities, which were offset by net cash inflows from maturities, calls and principal repayments of debt securities. Net cash provided by operating activities amounted to $28.9 million for the six months ended June 30, 2015. Net income totaled $22.5 million in the first six months of 2015 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertain to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $359.2 million at June 30, 2015, up by $12.9 million from December 31, 2014, including net income of $22.5 million and a reduction of $11.6 million for dividend declarations.

The ratio of total equity to total assets amounted to 9.86% at June 30, 2015 compared to a ratio of 9.65% at December 31, 2014.  Book value per share at June 30, 2015 and December 31, 2014 amounted to $21.34 and $20.68, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of June 30, 2015, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.”

See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at June 30, 2015:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$471,321	$253,811	$90,206	$80,354	$46,950
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	38,844	2,908	5,509	4,152	26,275
Software licensing arrangements	2,283	1,980	288	15	—
Other borrowings	110	51	59	—	—
Total contractual obligations	$535,239	$258,750	$96,062	$84,521	$95,906

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$347,236	$182,463	$60,386	$63,500	$40,887
Home equity lines	204,471	—	—	—	204,471
Other loans	45,258	40,813	2,854	1,591	—
Standby letters of credit	5,402	5,179	223	—	—
Forward loan commitments to:
Originate loans	61,107	61,107	—	—	—
Sell loans	98,122	98,122	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	231,205	—	50,213	49,001	131,991
Mirror swaps with counterparties	231,205	—	50,213	49,001	131,991
Risk participation-in agreement	7,174	—	—	—	7,174
Interest rate risk management contract:
Interest rate swap	22,681	22,681	—	—	—
Total commitments	$1,253,861	$410,365	$163,889	$163,093	$516,514

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2015 and December 31, 2014, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2015 and December 31, 2014.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2015		December 31, 2014
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.08)%	(3.97)%	(0.93)%	(3.43)%
100 basis point rate increase	1.40	1.70	1.15	0.87
200 basis point rate increase	3.89	5.39	3.37	3.66
300 basis point rate increase	6.11	7.52	5.67	6.30

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2015 and December 31, 2014 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government sponsored enterprise securities (callable)	$359	($4,938)
Obligations of states and political subdivisions	418	(813)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	3,944	(15,287)
Trust preferred debt and other corporate debt securities	21	638
Total change in market value as of March 31, 2015	$4,742	($20,400)
Total change in market value as of December 31, 2014	$4,777	($20,218)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2015.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the

Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued its Internal Control - Integrated Framework (the “2013 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Corporation expects to complete the adoption the 2013 Framework during 2015.

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2015 - Filed herewith. (1)
10.2	Sixth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 6, 2015	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 6, 2015	By:	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2015 - Filed herewith. (1)
10.2	Sixth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

____________________

(1)	Management contract or compensatory plan or arrangement.

(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.