Form 10-Q
period 2015-09-30
WASHINGTON TRUST BANCORP INC
filed 2015-11-05
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2015 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of October 31, 2015 was 17,001,557.

PART I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	September 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$106,445	$76,386
Short-term investments	3,629	3,964
Mortgage loans held for sale (including $21,136 at September 30, 2015 and $30,321 at December 31, 2014 measured at fair value)	31,805	45,693
Securities:
Available for sale, at fair value	323,795	357,662
Held to maturity, at amortized cost (fair value $21,820 at September 30, 2015 and $26,008 at December 31, 2014)	21,140	25,222
Total securities	344,935	382,884
Federal Home Loan Bank stock, at cost	37,730	37,730
Loans:
Commercial	1,579,854	1,535,488
Residential real estate	1,024,214	985,415
Consumer	345,850	338,373
Total loans	2,949,918	2,859,276
Less allowance for loan losses	27,161	28,023
Net loans	2,922,757	2,831,253
Premises and equipment, net	28,180	27,495
Investment in bank-owned life insurance	65,000	63,519
Goodwill	64,196	58,114
Identifiable intangible assets, net	11,793	4,849
Other assets	58,366	54,987
Total assets	$3,674,836	$3,586,874
Liabilities:
Deposits:
Demand deposits	$513,856	$459,852
NOW accounts	358,973	326,375
Money market accounts	855,858	802,764
Savings accounts	305,775	291,725
Time deposits	801,818	874,102
Total deposits	2,836,280	2,754,818
Federal Home Loan Bank advances	381,649	406,297
Junior subordinated debentures	22,681	22,681
Other liabilities	63,699	56,799
Total liabilities	3,304,309	3,240,595
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 16,984,737 shares at September 30, 2015 and 16,746,363 shares at December 31, 2014	1,062	1,047
Paid-in capital	109,724	101,204
Retained earnings	268,166	252,837
Accumulated other comprehensive loss	(8,425)	(8,809)
Total shareholders’ equity	370,527	346,279
Total liabilities and shareholders’ equity	$3,674,836	$3,586,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three months		Nine months
	Periods ended September 30,	2015	2014	2015	2014
	Interest income:
	Interest and fees on loans	$28,626	$27,239	$85,718	$78,997
Interest on securities:	Taxable	2,178	2,397	6,613	8,038
	Nontaxable	366	519	1,203	1,658
	Dividends on Federal Home Loan Bank stock	309	140	638	420
	Other interest income	47	36	101	99
	Total interest and dividend income	31,526	30,331	94,273	89,212
	Interest expense:
	Deposits	3,308	3,317	10,045	9,406
	Federal Home Loan Bank advances	1,987	1,832	5,780	5,831
	Junior subordinated debentures	232	241	714	723
	Other interest expense	2	3	7	10
	Total interest expense	5,529	5,393	16,546	15,970
	Net interest income	25,997	24,938	77,727	73,242
	Provision for loan losses	200	600	300	1,350
	Net interest income after provision for loan losses	25,797	24,338	77,427	71,892
	Noninterest income:
	Wealth management revenues	8,902	8,374	26,249	24,969
	Merchant processing fees	—	—	—	1,291
	Net gains on loan sales and commissions on loans originated for others	1,963	1,742	7,296	4,688
	Service charges on deposit accounts	986	881	2,894	2,459
	Card interchange fees	849	804	2,389	2,264
	Income from bank-owned life insurance	498	468	1,480	1,354
	Loan related derivative income	327	339	1,689	562
	Equity in earnings (losses) of unconsolidated subsidiaries	(69)	(63)	(224)	(213)
	Net gain on sale of business line	—	—	—	6,265
	Other income	457	580	1,421	1,670
	Total noninterest income	13,913	13,125	43,194	45,309
	Noninterest expense:
	Salaries and employee benefits	15,971	14,516	46,971	43,845
	Net occupancy	1,721	1,557	5,276	4,672
	Equipment	1,424	1,211	4,140	3,682
	Merchant processing costs	—	—	—	1,050
	Outsourced services	1,250	1,138	3,774	3,197
	Legal, audit and professional fees	630	494	1,916	1,710
	FDIC deposit insurance costs	467	442	1,376	1,295
	Advertising and promotion	356	368	1,201	1,140
	Amortization of intangibles	260	161	571	489
	Debt prepayment penalties	—	—	—	6,294
	Acquisition related expenses	504	—	937	—
	Other expenses	1,955	2,160	6,206	6,413
	Total noninterest expense	24,538	22,047	72,368	73,787
	Income before income taxes	15,172	15,416	48,253	43,414
	Income tax expense	4,964	4,878	15,532	13,781
	Net income	$10,208	$10,538	$32,721	$29,633

	Weighted average common shares outstanding - basic	16,939	16,714	16,837	16,673
	Weighted average common shares outstanding - diluted	17,102	16,855	17,027	16,832
Per share information:	Basic earnings per common share	$0.60	$0.63	$1.94	$1.77
	Diluted earnings per common share	$0.60	$0.62	$1.92	$1.75
	Cash dividends declared per share	$0.34	$0.32	$1.02	$0.90

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2015	2014	2015	2014
Net income	$10,208	$10,538	$32,721	$29,633
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	344	(953)	(693)	1,476
Cash flow hedges:
Change in fair value of cash flow hedges	(1)	1	(10)	(29)
Net cash flow hedge losses reclassified into earnings	82	92	265	277
Net change in fair value of cash flow hedges	81	93	255	248
Defined benefit plan obligation adjustment	233	81	822	250
Total other comprehensive income (loss), net of tax	658	(779)	384	1,974
Total comprehensive income	$10,866	$9,759	$33,105	$31,607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	16,746	$1,047	$101,204	$252,837	($8,809)	$346,279
Net income				32,721		32,721
Total other comprehensive income, net of tax					384	384
Cash dividends declared				(17,392)		(17,392)
Share-based compensation			1,640			1,640
Common stock issued for acquisition	137	8	5,422			5,430
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	102	7	1,458			1,465
Balance at September 30, 2015	16,985	$1,062	$109,724	$268,166	($8,425)	$370,527

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2014	16,614	$1,038	$97,566	$232,595	($1,553)	$329,646
Net income				29,633		29,633
Total other comprehensive income, net of tax					1,974	1,974
Cash dividends declared				(15,176)		(15,176)
Share-based compensation			1,433			1,433
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	107	7	1,045			1,052
Balance at September 30, 2014	16,721	$1,045	$100,044	$247,052	$421	$348,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Nine months ended September 30,	2015	2014
	Cash flows from operating activities:
	Net income	$32,721	$29,633
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	300	1,350
	Depreciation of premises and equipment	2,535	2,350
	Net amortization of premium and discount	1,149	672
	Amortization of intangibles	571	489
	Share-based compensation	1,640	1,433
	Income from bank-owned life insurance	(1,480)	(1,354)
	Net gain on sale of business line	—	(6,265)
	Net gains on loan sales and commissions on loans originated for others	(7,296)	(4,688)
	Equity in losses of unconsolidated subsidiaries	224	213
	Proceeds from sales of loans	365,533	176,389
	Loans originated for sale	(345,322)	(196,322)
	Decrease (increase) in other assets	2,683	(3,587)
	Decrease in other liabilities	(5,059)	(89)
	Net cash provided by operating activities	48,199	224
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(1,525)	(53,051)
	Other investment securities available for sale	(63,229)	(31,009)
Proceeds from sale of:	Other investment securities available for sale	—	547
Maturities and principal payments of:	Mortgage-backed securities available for sale	38,312	63,938
	Other investment securities available for sale	58,583	38,137
	Mortgage-backed securities held to maturity	3,893	3,248
	Net proceeds from the sale of business line	—	7,205
	Net increase in loans	(88,680)	(205,877)
	Proceeds from sale of portfolio loans	—	1,200
	Purchases of loans, including purchased interest	(2,877)	(7,065)
	Proceeds from the sale of property acquired through foreclosure or repossession	637	1,630
	Purchases of premises and equipment	(3,220)	(3,315)
	Purchases of bank-owned life insurance	—	(5,000)
	Cash used in business combination, net of cash acquired	(1,671)	—
	Net cash used in investing activities	(59,777)	(189,412)
	Cash flows from financing activities:
	Net increase in deposits	81,462	233,567
	Proceeds from Federal Home Loan Bank advances	348,000	259,000
	Repayment of Federal Home Loan Bank advances	(372,648)	(285,397)
	Proceeds from stock options exercises and issuance of other equity instruments	946	592
	Tax benefit from stock option exercises and other equity instruments	518	460
	Cash dividends paid	(16,976)	(14,350)
	Net cash provided by financing activities	41,302	193,872
	Net increase in cash and cash equivalents	29,724	4,684
	Cash and cash equivalents at beginning of period	80,350	85,317
	Cash and cash equivalents at end of period	$110,074	$90,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows – continued (unaudited)	(Dollars in thousands)

Noncash Investing and Financing Activities:
Loans charged off	$1,401	$1,638
Loans transferred to property acquired through foreclosure or repossession	491	1,659
In conjunction with the purchase acquisition detailed in Note 3 to the Unaudited Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Common stock issued for acquisition	5,430	—
Fair value of assets acquired, net of cash acquired	14,315	—
Fair value of liabilities assumed	7,214	—
Supplemental Disclosures:
Interest payments	$16,690	$15,779
Income tax payments	14,995	12,734

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements

(1)	General Information
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

(2)	Recently Issued Accounting Pronouncements
Receivables - Troubled Debt Restructurings by Creditors - Topic 310
Accounting Standards Update No. 2014-04, “Reclassifications of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”), was issued in January 2014 and clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned (“OREO”). ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation elected the prospective transition method and the adoption of ASU 2014-04 did not have a material impact on the Corporation’s consolidated financial statements. As of September 30, 2015 and December 31, 2014, there were approximately $3.9 million and $1.8 million, respectively, of residential real estate loans in process of foreclosure.

Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. The Corporation is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Corporation has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

Business Combinations - Topic 805
Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), was issued in September 2015 and eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of ASU 2015-16 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(3)	Acquisition
On August 1, 2015, Washington Trust completed the acquisition of Halsey Associates, Inc. (“Halsey”), a registered investment adviser firm located in New Haven, Connecticut.  Halsey specializes in providing investment counseling services to high-net worth families, corporations, foundations and endowment clients. The primary reason for the acquisition was to expand the geographic reach of Washington Trust’s wealth management business.

The cost to acquire Halsey included approximately $1.7 million in cash, $5.4 million in the form of 136,543 shares of Washington Trust Bancorp, Inc. common stock and a $2.9 million contingent consideration liability for the estimated present value of future earn-outs to be paid, based on the future revenue growth of the acquired business during the 5‑year period following the acquisition. See Note 13 for additional disclosure on the contingent consideration liability.

The following table presents the estimated fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition, August 1, 2015:

(Dollars in thousands)	Fair Value
Assets:
Cash	$10
Deferred tax assets	516
Goodwill	6,082
Identifiable intangible assets	7,515
Other assets	202
Total assets acquired	$14,325
Liabilities:
Contingent consideration liability	$2,904
Deferred tax liabilities	2,803
Other liabilities	1,507
Total liabilities assumed	$7,214
Net assets acquired	$7,111

(4)	Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $9.3 million at September 30, 2015 and $8.0 million at December 31, 2014 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of September 30, 2015 and December 31, 2014, cash and due from banks included interest-bearing deposits in other banks of $69.3 million and $42.7 million, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(5)	Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$52,430	$220	($7)	$52,643
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	197,790	8,498	—	206,288
Obligations of states and political subdivisions	36,775	982	—	37,757
Individual name issuer trust preferred debt securities	29,806	—	(4,123)	25,683
Corporate bonds	1,418	8	(2)	1,424
Total securities available for sale	$318,219	$9,708	($4,132)	$323,795
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$21,140	$680	$—	$21,820
Total securities held to maturity	$21,140	$680	$—	$21,820
Total securities	$339,359	$10,388	($4,132)	$345,615

(Dollars in thousands)
December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$31,205	$21	($54)	$31,172
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	235,343	10,023	—	245,366
Obligations of states and political subdivisions	47,647	1,529	—	49,176
Individual name issuer trust preferred debt securities	30,753	—	(4,979)	25,774
Corporate bonds	6,120	57	(3)	6,174
Total securities available for sale	$351,068	$11,630	($5,036)	$357,662
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$25,222	$786	$—	$26,008
Total securities held to maturity	$25,222	$786	$—	$26,008
Total securities	$376,290	$12,416	($5,036)	$383,670

At September 30, 2015 and December 31, 2014, securities available for sale and held to maturity with a fair value of $326.2 million and $350.5 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings and letters of credit, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 10 for additional disclosure on FHLBB borrowings.

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

(Dollars in thousands)
September 30, 2015	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$15,100	$37,330	$—	$52,430
Weighted average yield	—%	1.42%	2.40%	—%	2.12%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
Amortized cost	34,731	90,071	51,254	21,734	197,790
Weighted average yield	3.70	3.25	2.77	1.66	3.03
Obligations of state and political subdivisions:
Amortized cost	4,606	21,546	10,623	—	36,775
Weighted average yield	3.83	3.96	4.01	—	3.96
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	—	29,806	29,806
Weighted average yield	—	—	—	1.17	1.17
Corporate bonds:
Amortized cost	—	709	709	—	1,418
Weighted average yield	—	2.03	2.95	—	2.63
Total debt securities available for sale:
Amortized cost	$39,337	$127,426	$99,916	$51,540	$318,219
Weighted average yield	3.72%	3.15%	2.76%	1.37%	2.81%
Fair value	$40,952	$131,936	$102,557	$48,350	$323,795
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
Amortized cost	$2,690	$8,332	$6,562	$3,556	$21,140
Weighted average yield	3.11%	3.03%	2.71%	0.78%	2.56%
Fair value	$2,777	$8,600	$6,773	$3,670	$21,820

Included in the above table are debt securities with an amortized cost balance of $114.2 million and a fair value of $111.1 million at September 30, 2015 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 5 months to 21 years, with call features ranging from 1 month to 6 years.

Other-Than-Temporary Impairment Assessment
Washington Trust assesses whether the decline in fair value of investment securities is other-than-temporary on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer.  Management evaluates impairments in value both qualitatively and quantitatively to assess whether they are other‑than‑temporary.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2015	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	2	$10,148	($7)	—	$—	$—	2	$10,148	($7)
Individual name issuer trust preferred debt securities	—	—	—	10	25,683	(4,123)	10	25,683	(4,123)
Corporate bonds	1	200	(2)	—	—	—	1	200	(2)
Total temporarily impaired securities	3	$10,348	($9)	10	$25,683	($4,123)	13	$36,031	($4,132)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2014	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	3	$20,952	($54)	—	$—	$—	3	$20,952	($54)
Individual name issuer trust preferred debt securities	—	—	—	11	25,774	(4,979)	11	25,774	(4,979)
Corporate bonds	—	—	—	1	199	(3)	1	199	(3)
Total temporarily impaired securities	3	$20,952	($54)	12	$25,973	($4,982)	15	$46,925	($5,036)

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

Unrealized losses on temporarily impaired securities as of September 30, 2015 and December 31, 2014 were concentrated in variable rate trust preferred debt securities.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at September 30, 2015 were 10 trust preferred security holdings issued by 7 individual companies in the banking sector.  Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of September 30, 2015, individual name issuer trust preferred debt securities with an amortized cost of $10.9 million and unrealized losses of $1.1 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between December 31, 2014 and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more‑likely‑than‑not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(6)	Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$873,767	30%	$843,978	30%
Construction & development (2)	121,857	4	79,592	3
Commercial & industrial (3)	584,230	20	611,918	21
Total commercial	1,579,854	54	1,535,488	54
Residential real estate:
Mortgages	994,808	34	948,731	33
Homeowner construction	29,406	1	36,684	1
Total residential real estate	1,024,214	35	985,415	34
Consumer:
Home equity lines	252,862	9	242,480	8
Home equity loans	47,610	2	46,967	2
Other (4)	45,378	—	48,926	2
Total consumer	345,850	11	338,373	12
Total loans (5)	$2,949,918	100%	$2,859,276	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Consumer installment loans and loans secured by general aviation aircraft and automobiles.

(5)
Includes net unamortized loan origination costs of $2.7 million and $2.1 million, respectively, and net unamortized premiums on purchased loans of $87 thousand and $94 thousand, respectively, at September 30, 2015 and December 31, 2014.

At September 30, 2015 and December 31, 2014, there were $1.27 billion and $1.21 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 10 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Sep 30, 2015	Dec 31, 2014
Commercial:
Mortgages	$4,915	$5,315
Construction & development	—	—
Commercial & industrial	1,137	1,969
Residential real estate:
Mortgages	9,472	7,124
Homeowner construction	—	—
Consumer:
Home equity lines	197	1,217
Home equity loans	1,120	317
Other	3	3
Total nonaccrual loans	$16,844	$15,945
Accruing loans 90 days or more past due	$—	$—

As of September 30, 2015 and December 31, 2014, nonaccrual loans of $2.9 million and $3.2 million, respectively, were current as to the payment of principal and interest.

At September 30, 2015, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
September 30, 2015	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$147	$—	$4,915	$5,062	$868,705	$873,767
Construction & development	—	—	—	—	121,857	121,857
Commercial & industrial	162	3,455	720	4,337	579,893	584,230
Residential real estate:
Mortgages	3,610	2,458	4,499	10,567	984,241	994,808
Homeowner construction	—	—	—	—	29,406	29,406
Consumer:
Home equity lines	688	201	40	929	251,933	252,862
Home equity loans	196	135	567	898	46,712	47,610
Other	15	2	1	18	45,360	45,378
Total loans	$4,818	$6,251	$10,742	$21,811	$2,928,107	$2,949,918

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2014	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$5,315	$5,315	$838,663	$843,978
Construction & development	—	—	—	—	79,592	79,592
Commercial & industrial	2,136	1,202	181	3,519	608,399	611,918
Residential real estate:
Mortgages	2,943	821	3,284	7,048	941,683	948,731
Homeowner construction	—	—	—	—	36,684	36,684
Consumer:
Home equity lines	570	100	841	1,511	240,969	242,480
Home equity loans	349	240	56	645	46,322	46,967
Other	35	5	—	40	48,886	48,926
Total loans	$6,033	$2,368	$9,677	$18,078	$2,841,198	$2,859,276

Included in past due loans as of September 30, 2015 and December 31, 2014, were nonaccrual loans of $14.0 million and $12.7 million, respectively. All loans 90 days or more past due at September 30, 2015 and December 31, 2014 were classified as nonaccrual.

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring. Prior to September 30, 2015, the Corporation defined impaired loans to include nonaccrual commercial loans, troubled debt restructured loans and certain other loans that were individually evaluated for impairment. As of September 30, 2015, the Corporation redefined impaired loans to include nonaccrual loans and troubled debt restructured loans. The redefinition of impaired loans resulted in $7.8 million of nonaccrual residential real estate mortgage loans and consumer loans being classified as impaired loans as of September 30, 2015. The redefinition of impaired loans in the third quarter of 2015 did not result in significant changes to the allowance for loan losses or to the allocation of loss exposure within the allowance for loans losses.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
No Related Allowance Recorded:
Commercial:
Mortgages	$205	$432	$205	$432	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,153	1,047	1,172	1,076	—	—
Residential real estate:
Mortgages	5,754	1,477	6,037	1,768	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	147	—	147	—	—	—
Home equity loans	149	—	149	—	—	—
Other	—	—	—	—	—	—
Subtotal	7,408	2,956	7,710	3,276	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	$15,373	$14,585	$15,753	$14,564	$1,256	$927
Construction & development	—	—	—	—	—	—
Commercial & industrial	2,075	1,878	2,614	2,437	186	177
Residential real estate:
Mortgages	4,395	2,226	4,474	2,338	312	326
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	131	250	223	250	5	141
Home equity loans	1,099	45	1,249	62	57	12
Other	150	112	149	114	1	—
Subtotal	23,223	19,096	24,462	19,765	1,817	1,583
Total impaired loans	$30,631	$22,052	$32,172	$23,041	$1,817	$1,583
Total:
Commercial	$18,806	$17,942	$19,744	$18,509	$1,442	$1,104
Residential real estate	10,149	3,703	10,511	4,106	312	326
Consumer	1,676	407	1,917	426	63	153
Total impaired loans	$30,631	$22,052	$32,172	$23,041	$1,817	$1,583

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended September 30,	2015	2014	2015	2014
Commercial:
Mortgages	$14,583	$23,435	$82	$175
Construction & development	—	—	—	—
Commercial & industrial	3,376	2,570	29	25
Residential real estate:
Mortgages	4,484	4,253	27	31
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	157	82	1	—
Home equity loans	515	83	3	1
Other	354	117	2	2
Totals	$23,469	$30,540	$144	$234

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Nine months ended September 30,	2015	2014	2015	2014
Commercial:
Mortgages	$14,692	$25,605	$237	$580
Construction & development	—	—	—	—
Commercial & industrial	3,164	2,477	89	63
Residential real estate:
Mortgages	3,735	4,151	67	81
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	227	92	1	2
Home equity loans	224	111	4	4
Other	231	120	7	6
Totals	$22,273	$32,556	$405	$736

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $19.1 million and $18.4 million, respectively, at September 30, 2015 and December 31, 2014. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $1.4 million and $1.2 million, respectively, at September 30, 2015 and December 31, 2014.

As of September 30, 2015, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present loans modified as a troubled debt restructuring:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended September 30,	2015	2014	2015	2014	2015	2014
Commercial:
Mortgages	1	—	$1,190	$—	$1,190	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	—	1	—	63	—	63
Residential real estate:
Mortgages	2	1	526	264	526	264
Homeowner construction	—	—	—	—	—	—
Totals	3	2	$1,716	$327	$1,716	$327

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Nine months ended September 30,	2015	2014	2015	2014	2015	2014
Commercial:
Mortgages	1	—	$1,190	$—	$1,190	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	3	10	584	826	584	826
Residential real estate:
Mortgages	3	3	619	743	619	743
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	1	—	70	—	70	—
Other	1	—	35	—	35	—
Totals	9	13	$2,498	$1,569	$2,498	$1,569

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table presents information on how loans were modified as a troubled debt restructuring:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2015	2014	2015	2014
Below-market interest rate concession	$—	$—	$—	$77
Payment deferral	526	63	1,145	542
Maturity / amortization concession	—	—	163	599
Interest only payments	—	—	—	—
Combination (1)	1,190	264	1,190	351
Total	$1,716	$327	$2,498	$1,569

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

In the three and nine months ended September 30, 2015, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on 3 loans totaling $454 thousand and 5 loans totaling $545 thousand, respectively. Comparative amounts for the same periods in 2014 were 3 loans totaling $426 thousand and 5 loans totaling $666 thousand, respectively.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. As of September 30, 2015 and December 31, 2014, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.66 and 4.67, respectively. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses. See Note 7 for additional information.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Mortgages	$856,114	$819,857	$12,542	$18,372	$5,111	$5,749
Construction & development	121,857	79,592	—	—	—	—
Commercial & industrial	563,933	592,206	15,474	16,311	4,823	3,401
Total commercial loans	$1,541,904	$1,491,655	$28,016	$34,683	$9,934	$9,150

Residential and Consumer
The residential and consumer portfolios are monitored on an ongoing basis by the Corporation using delinquency information and loan type as credit quality indicators. These credit quality indicators are assessed on an aggregate basis in these relatively homogeneous portfolios. For non-impaired loans, the Corporation assigns loss allocation factors to each respective loan type. See Note 7 for additional information.

Various other techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans. Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio. LTV ratio is determined via statistical modeling analyses. The indicated LTV levels are estimated based on such factors as the location, the original LTV ratio, and the date of origination of the loan and do not reflect actual appraisal amounts. The results of these analyses and other loan review procedures are taken into

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

consideration in the determination of loss allocation factors for residential mortgage and home equity consumer credits. See Note 7 for additional information.

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Residential real estate:
Accruing mortgages	$985,336	$941,607	$—	$—
Nonaccrual mortgages	4,973	3,840	4,499	3,284
Homeowner construction	29,406	36,684	—	—
Total residential loans	$1,019,715	$982,131	$4,499	$3,284
Consumer:
Home equity lines	$252,822	$241,639	$40	$841
Home equity loans	47,043	46,911	567	56
Other	45,377	48,926	1	—
Total consumer loans	$345,242	$337,476	$608	$897

(7)	Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the inherent risk of loss in the loan portfolio as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for individual loans deemed to be impaired, (2) application of loss allocation factors for non-impaired loans based on historical loss experience and estimated loss emergence period, with adjustments for various exposures that management believes are not adequately represented by historical loss experience, and (3) an unallocated allowance maintained for measurement imprecision associated with nonaccrual loans.

Prior to December 31, 2014, the unallocated allowance included amounts for management’s qualitative and quantitative assessment of certain other loan portfolio risks not captured in other components of the allowance. The 2014 presentation of the allowance for loan losses by portfolio segment, set forth below, has been revised to conform to the December 31, 2014 presentation format. The reclassification resulted in a reduction of $4.2 million in the unallocated allowance previously reported as of September 30, 2014, with a corresponding increase to the allowance by portfolio segment. The reclassification resulted in no change in the total allowance.

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

For loans that are collectively evaluated, we analyze historical loss experience by loan segment over periods deemed to be relevant to the inherent risk of loss in the portfolios. These losses are adjusted to reflect the loss emergence period (the period from the event that triggers the eventual default until the actual loss is recognized with a charge-off.) These amounts are supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by historical loss rates. These qualitative risk factors include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s loan review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

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

The following table presents the activity in the allowance for loan losses for three months ended September 30, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,529	$1,684	$7,010	$17,223	$5,405	$2,683	$2,276	$27,587
Charge-offs	—	—	(378)	(378)	(34)	(313)	—	(725)
Recoveries	4	—	30	34	22	43	—	99
Provision	(38)	5	691	658	150	(164)	(444)	200
Ending Balance	$8,495	$1,689	$7,353	$17,537	$5,543	$2,249	$1,832	$27,161
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for three months ended September 30, 2014:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,192	$494	$7,888	$16,574	$6,191	$2,577	$1,927	$27,269
Charge-offs	—	—	(92)	(92)	—	(56)	—	(148)
Recoveries	7	—	29	36	1	10	—	47
Provision	57	206	(611)	(348)	111	221	616	600
Ending Balance	$8,256	$700	$7,214	$16,170	$6,303	$2,752	$2,543	$27,768
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for nine months ended September 30, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023
Charge-offs	(400)	—	(429)	(829)	(88)	(484)	—	(1,401)
Recoveries	88	—	62	150	26	63	—	239
Provision	605	389	(267)	727	175	(43)	(559)	300
Ending Balance	$8,495	$1,689	$7,353	$17,537	$5,543	$2,249	$1,832	$27,161
(1) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for nine months ended September 30, 2014:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,022	$383	$7,835	$16,240	$6,450	$2,511	$2,685	$27,886
Charge-offs	(977)	—	(403)	(1,380)	(72)	(186)	—	(1,638)
Recoveries	19	—	75	94	36	40	—	170
Provision	1,192	317	(293)	1,216	(111)	387	(142)	1,350
Ending Balance	$8,256	$700	$7,214	$16,170	$6,303	$2,752	$2,543	$27,768
(1) Commercial & industrial loans.

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology. See Note 6 for disclosure on the redefining of impaired loans as of September 30, 2015.

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$15,552	$1,256	$14,991	$927
Construction & development	—	—	—	—
Commercial & industrial	3,218	186	2,921	177
Residential real estate	10,146	312	3,698	326
Consumer	1,674	63	409	153
Subtotal	$30,590	$1,817	$22,019	$1,583
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$858,215	$7,239	$828,987	$7,275
Construction & development	121,857	1,689	79,592	1,300
Commercial & industrial	581,012	7,167	608,997	7,810
Residential real estate	1,014,068	5,231	981,717	5,104
Consumer	344,176	2,186	337,964	2,560
Subtotal	$2,919,328	$23,512	$2,837,257	$24,049
Unallocated	—	1,832	—	2,391
Total	$2,949,918	$27,161	$2,859,276	$28,023

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(8)	Goodwill and Other Intangibles
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial Banking Segment	$22,591	$22,591
Wealth Management Services Segment	41,605	35,523
Total	$64,196	$58,114

The balance of goodwill in the Wealth Management Services segment at September 30, 2015 includes the addition of $6.1 million resulting from the August 1, 2015 Halsey acquisition.

Intangible assets consist of wealth management advisory contracts and non-compete agreements. The following table presents the components of intangible assets:

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Advisory Contracts	Non-compete Agreements	Advisory Contracts	Non-compete Agreements
Gross carrying amount	$20,803	$369	$13,657	$—
Accumulated amortization	9,338	41	8,808	—
Net amount	$11,465	$328	$4,849	$—

The balance of intangible assets at September 30, 2015 includes the addition of wealth management advisory contracts and non‑compete agreements with gross carrying amounts of $7.1 million and $369 thousand, respectively, resulting from the Halsey acquisition. The wealth management advisory contracts and non-compete agreements resulting from the Halsey acquisition are being amortized on a straight-line basis over a 15‑year and 18‑month life, respectively.

Amortization expense for the three and nine months ended September 30, 2015 amounted to $260 thousand and $571 thousand, respectively, compared to $161 thousand and $489 thousand, respectively, for the same periods in 2014.

The following table presents estimated remaining amortization expense for intangible assets at September 30, 2015:

(Dollars in thousands)	Advisory Contracts	Non-compete Agreements	Total
October 1, 2015 to December 31, 2015	$272	$62	$334
2016	1,038	246	1,284
2017	1,014	20	1,034
2018	978	—	978
2019	943	—	943
2020 and thereafter	7,220	—	7,220

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(9)	Time Certificates of Deposit
The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2015 to December 31, 2015	$143,204	0.99%
2016	226,096	0.92
2017	173,879	0.93
2018	81,213	1.22
2019	121,508	1.81
2020 and thereafter	55,918	0.45
Balance at September 30, 2015	$801,818	1.07%

(10) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $381.6 million and $406.3 million, respectively, at September 30, 2015 and December 31, 2014.

The following table presents maturities and weighted average interest rates on FHLBB advances outstanding as of September 30, 2015:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
October 1, 2015 to December 31, 2015	$110,176	0.40%
2016	48,792	0.91%
2017	37,575	2.52%
2018	78,134	2.31%
2019	42,661	3.79%
2020 and thereafter	64,311	3.76%
Balance at September 30, 2015	$381,649	2.01%

As of September 30, 2015 and December 31, 2014, the Bank also has access to an unused line of credit with the FHLBB amounting to $40.0 million. In addition, the FHLBB may issue standby letters of credit to depositor customers of the Bank to collateralize public deposits. The Bank’s FHLBB borrowings, line of credit and these letters of credit are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities and loans, as well as amounts maintained on deposit at the FHLBB. The Bank’s unused remaining available borrowing capacity at the FHLBB was approximately $610.7 million and $569.4 million, respectively, at September 30, 2015 and December 31, 2014.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(11) Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum required capital ratios and minimum capital ratios required for the Bank to be “well capitalized” for purposes of the Federal Deposit Insurance Corporation’s (“FDIC”) prompt corrective action provisions:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$361,149	12.81%	$225,614	8.00%	N/A	N/A
Bank	360,083	12.77	225,567	8.00	281,959	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	333,760	11.83	169,210	6.00	N/A	N/A
Bank	332,694	11.80	169,175	6.00	225,567	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets): (1)
Corporation	311,761	11.05	126,908	4.50	N/A	N/A
Bank	332,694	11.80	126,882	4.50	183,273	6.50
Tier 1 Capital (to Average Assets): (2)
Corporation	333,760	9.26	144,236	4.00	N/A	N/A
Bank	332,694	9.23	144,125	4.00	180,156	5.00
December 31, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	343,934	12.56	219,149	8.00	N/A	N/A
Bank	339,268	12.39	219,075	8.00	273,844	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	315,575	11.52	109,574	4.00	N/A	N/A
Bank	310,909	11.35	109,537	4.00	164,306	6.00
Tier 1 Capital (to Average Assets): (2)
Corporation	315,575	9.14	138,090	4.00	N/A	N/A
Bank	310,909	9.01	137,964	4.00	172,454	5.00

(1)
New capital ratio effective January 1, 2015 under the Basel III capital requirements. See additional discussion of Basel III and the new regulatory capital requirements in the “Supervision and Regulation” section in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(2)    Leverage ratio.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(12)	Derivative Financial Instruments
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

Cash Flow Hedging Instruments
As of December 31, 2014, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $22.7 million of variable rate junior subordinated debentures. During the third quarter of 2015, one of the interest rate swap contracts matured. As a result, as of September 30, 2015, the Bancorp had one interest rate swap contract designated as a cash flow hedge to hedge the interest rate associated with $14.4 million of variable rate junior subordinated debentures. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  As of September 30, 2015 and December 31, 2014, the Bancorp has pledged collateral to derivative counterparties in the form of cash totaling $550 thousand and $939 thousand, respectively.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Customer Related Derivative Contracts
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed‑rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of September 30, 2015 and December 31, 2014, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $272.6 million and $165.8 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of September 30, 2015, the notional amounts of the risk participation-out agreements and risk participation-in agreements were $25.3 million and $8.0 million, respectively.

Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2015	Dec 31, 2014	Balance Sheet Location	Sep 30, 2015	Dec 31, 2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$88	$497
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	2,194	1,212	Other liabilities	—	20
Commitments to sell mortgage loans	Other assets	—	13	Other liabilities	3,014	2,028
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	10,436	4,554	Other liabilities	—	23
Mirror swaps with counterparties	Other assets	—	28	Other liabilities	10,742	4,748
Risk participation agreements	Other assets	79	—	Other liabilities	32	—
Total		$12,709	$5,807		$13,876	$7,316

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
	Three months		Nine months			Three months		Nine months
Periods ended September 30,	2015	2014	2015	2014		2015	2014	2015	2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$81	$93	$255	$248	Interest Expense	$—	$—	$—	$—
Total	$81	$93	$255	$248		$—	$—	$—	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative
	Statement of Income Location	Three months		Nine months
Periods ended September 30,		2015	2014	2015	2014
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Net gains on loan sales & commissions on loans originated for others	$864	$498	$1,002	$1,101
Commitments to sell mortgage loans	Net gains on loan sales & commissions on loans originated for others	(1,470)	(672)	(999)	(1,737)
Customer related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	6,448	317	8,717	2,467
Mirror swaps with counterparties	Loan related derivative income	(6,081)	22	(6,799)	(1,905)
Risk participation agreements	Loan related derivative income	(40)	—	(229)	—
Total		($279)	$165	$1,692	($74)

(13)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of September 30, 2015 and December 31, 2014, securities available for sale, certain residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession, certain residential real estate mortgage loans held for sale and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $20.4 million and $29.5 million, respectively, at September 30, 2015 and December 31, 2014. The aggregate fair value of these loans as of the same dates was $21.1 million and $30.3 million, respectively. As of September 30, 2015 and December 31, 2014, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $700 thousand and $779 thousand, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

There were no residential real estate mortgage loans held for sale 90 days or more past due as of September 30, 2015 and December 31, 2014.

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

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2015	2014	2015	2014
Mortgage loans held for sale	$490	$172	($79)	$634
Interest rate lock commitments	864	498	1,002	1,101
Commitments to sell mortgage loans	(1,470)	(672)	(999)	(1,737)
Total changes in fair value	($116)	($2)	($76)	($2)

Items Measured at Fair Value on a Recurring Basis
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at September 30, 2015 and December 31, 2014.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at September 30, 2015 and December 31, 2014.

Mortgage Loans Held for Sale
The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

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

Fair value measurements of forward loan commitments (interest rate lock commitments and commitments to sell residential real estate mortgages) are estimated based on current market prices for similar assets in the secondary market and therefore are classified as Level 2 assets.

Contingent Consideration Liability
A contingent consideration liability with a fair value of $2.9 million was recognized upon the completion of the Halsey acquisition on August 1, 2015. The liability represents the estimated present value of future earn-outs to be paid based on the future revenue growth of the acquired business during the 5-year period following the acquisition.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The liability's valuation is based upon unobservable inputs, therefore, the contingent liability is classified within Level 3 of the fair value hierarchy. The unobservable inputs include probability estimates regarding the likelihood of achieving revenue growth targets and the discount rates utilized the discounted cash flow calculations applied to the estimates earn-outs to be paid. The discount rates used ranged from 3% to 4%.

The fair value of the contingency represents the estimated price to transfer the liability between market participants at the measurement date under current market conditions. Management does not believe that there have been any factors or changes since the August 1, 2015 acquisition date that would significantly impact the fair value of the contingent consideration liability. As a result, there have been no changes in the fair value measurement of this liability since the acquisition date.

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$52,643	$—	$52,643	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	206,288	—	206,288	—
Obligations of states and political subdivisions	37,757	—	37,757	—
Individual name issuer trust preferred debt securities	25,683	—	25,683	—
Corporate bonds	1,424	—	1,424	—
Mortgage loans held for sale	21,136	—	21,136	—
Derivative assets (1)	12,709	—	12,709	—
Total assets at fair value on a recurring basis	$357,640	$—	$357,640	$—
Liabilities:
Derivative liabilities (2)	$13,876	$—	$13,876	$—
Contingent consideration liability (3)	2,904	—	—	2,904
Total liabilities at fair value on a recurring basis	$16,780	$—	$13,876	$2,904

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

(3)	The contingent consideration liability is included in other liabilities in the Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$31,172	$—	$31,172	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	245,366	—	245,366	—
Obligations of states and political subdivisions	49,176	—	49,176	—
Individual name issuer trust preferred debt securities	25,774	—	25,774	—
Corporate bonds	6,174	—	6,174	—
Mortgage loans held for sale	30,321	—	30,321	—
Derivative assets (1)	5,807	—	5,807	—
Total assets at fair value on a recurring basis	$393,790	$—	$393,790	$—
Liabilities:
Derivative liabilities (2)	$7,316	$—	$7,316	$—
Total liabilities at fair value on a recurring basis	$7,316	$—	$7,316	$—

(1)	Derivative assets include interest rate swaps contracts with customers and forward loan commitments and are included in other assets in the Consolidated Balance Sheets.

(2)
Derivative liabilities include mirror swaps with counterparties, interest rate risk management contracts and forward loan commitments and are included in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the nine months ended September 30, 2015 and 2014, there were no transfers in and/or out of Level 1, 2 or 3.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table summarizes the carrying value of such assets held at September 30, 2015, which were written down to fair value during the nine months ended September 30, 2015:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$6,979	$—	$—	$6,979
Property acquired through foreclosure or repossession	883	—	—	883
Total assets at fair value on a nonrecurring basis	$7,862	$—	$—	$7,862

The allowance for loan losses on collateral dependent impaired loans amounted to $1.6 million at September 30, 2015.

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2015
Collateral dependent impaired loans	$6,979	Appraisals of collateral	Discount for costs to sell	3% - 25% (13%)
			Appraisal adjustments (1)	0% - 15% (4%)
Property acquired through foreclosure or repossession	$883	Appraisals of collateral	Discount for costs to sell	0%
			Appraisal adjustments (1)	5% - 10% (7%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2014
Collateral dependent impaired loans	$5,728	Appraisals of collateral	Discount for costs to sell	0% - 10% (2%)
			Appraisal adjustments (1)	0% - 40% (3%)
Property acquired through foreclosure or repossession	$348	Appraisals of collateral	Discount for costs to sell	6% - 10% (8%)
			Appraisal adjustments (1)	5% - 23% (14%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

(Dollars in thousands)
September 30, 2015	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$21,140	$21,820	$—	$21,820	$—
Loans, net of allowance for loan losses	2,922,757	2,956,198	—	—	2,956,198

Financial Liabilities:
Time deposits	$801,818	$803,303	$—	$803,303	$—
FHLBB advances	381,649	395,497	—	395,497	—
Junior subordinated debentures	22,681	16,166	—	16,166	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2014	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$25,222	$26,008	$—	$26,008	$—
Loans, net of allowance for loan losses	2,831,253	2,866,907	—	—	2,866,907

Financial Liabilities:
Time deposits	$874,102	$872,570	$—	$872,570	$—
FHLBB advances	406,297	418,005	—	418,005	—
Junior subordinated debentures	22,681	17,201	—	17,201	—

(14)	Defined Benefit Pension Plans
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

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three months		Nine months		Three months		Nine months
Periods ended September 30,	2015	2014	2015	2014	2015	2014	2015	2014
Net Periodic Benefit Cost:
Service cost	$615	$538	$1,844	$1,614	$20	$11	$59	$34
Interest cost	731	723	2,195	2,168	122	119	367	358
Expected return on plan assets	(1,129)	(1,016)	(3,386)	(3,047)	—	—	—	—
Amortization of prior service (credit) cost	(6)	(6)	(17)	(17)	—	—	—	—
Recognized net actuarial loss	313	115	937	345	61	18	183	53
Net periodic benefit cost	$524	$354	$1,573	$1,063	$203	$148	$609	$445

The pension plan is funded on a current basis, in compliance with the requirements of ERISA.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(15)	Share-Based Compensation Arrangements
Stock Options
During the nine months ended September 30, 2015, the Corporation granted an executive officer 4,000 non-qualified stock options with 5-year cliff vesting. The grant-date fair value of stock options of $11.26 was estimated using the Black-Scholes Option-Pricing Model.

Nonvested Shares
During the nine months ended September 30, 2015, the Corporation granted to non-employee directors and an executive officer 9,500 nonvested share units, with 3- to 5-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $37.80.

Nonvested Performance Shares
During the nine months ended September 30, 2015, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation. The performance shares awarded were valued at the fair market value as of the award date, or $38.02, and will be earned over a 3-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 150% of the target, or 46,950 shares.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(16)	Business Segments
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

Management uses certain methodologies to allocate income and expenses to the business lines.  A funds transfer pricing methodology is used to assign interest income and interest expense to each interest-earning asset and interest-bearing liability on a matched maturity funding basis.  Certain indirect expenses are allocated to segments.  These include support unit expenses such as technology, operations and other support functions.

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2015	2014	2015	2014	2015	2014	2015	2014
Net interest income (expense)	$21,278	$19,965	($15)	($8)	$4,734	$4,981	$25,997	$24,938
Provision for loan losses	200	600	—	—	—	—	200	600
Net interest income (expense) after provision for loan losses	21,078	19,365	(15)	(8)	4,734	4,981	25,797	24,338
Noninterest income	4,498	4,370	8,902	8,374	513	381	13,913	13,125
Noninterest expenses:
Depreciation and amortization expense	626	627	404	269	50	51	1,080	947
Other noninterest expenses (1)	13,805	12,793	6,820	5,620	2,833	2,687	23,458	21,100
Total noninterest expenses	14,431	13,420	7,224	5,889	2,883	2,738	24,538	22,047
Income before income taxes	11,145	10,315	1,663	2,477	2,364	2,624	15,172	15,416
Income tax expense	3,747	3,401	688	942	529	535	4,964	4,878
Net income	$7,398	$6,914	$975	$1,535	$1,835	$2,089	$10,208	$10,538

Total assets at period end	$3,074,611	$2,792,759	$62,461	$51,012	$537,764	$572,111	$3,674,836	$3,415,882
Expenditures for long-lived assets	$1,006	$327	$51	$241	$61	$66	$1,118	$634

(1)
Other noninterest expenses for the Wealth Management Services segment includes $504 thousand of acquisition related expenses for the three months ended September 30, 2015. See Note 3 for additional information.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2015	2014	2015	2014	2015	2014	2015	2014
Net interest income (expense)	$63,115	$59,503	($38)	($19)	$14,650	$13,758	$77,727	$73,242
Provision for loan losses	300	1,350	—	—	—	—	300	1,350
Net interest income (expense) after provision for loan losses	62,815	58,153	(38)	(19)	14,650	13,758	77,427	71,892
Noninterest income	15,164	12,771	26,249	24,969	1,781	7,569	43,194	45,309
Noninterest expenses:
Depreciation and amortization expense	1,936	1,833	1,009	852	161	154	3,106	2,839
Other noninterest expenses (1)	41,259	39,565	19,200	16,489	8,803	14,894	69,262	70,948
Total noninterest expenses	43,195	41,398	20,209	17,341	8,964	15,048	72,368	73,787
Income before income taxes	34,784	29,526	6,002	7,609	7,467	6,279	48,253	43,414
Income tax expense	10,878	9,764	2,682	2,836	1,972	1,181	15,532	13,781
Net income	$23,906	$19,762	$3,320	$4,773	$5,495	$5,098	$32,721	$29,633

Total assets at period end	$3,074,611	$2,792,759	$62,461	$51,012	$537,764	$572,111	$3,674,836	$3,415,882
Expenditures for long-lived assets	2,774	2,710	252	477	194	128	3,220	3,315

(1)
Other noninterest expenses for the Wealth Management Services segment includes $937 thousand of acquisition related expenses for the nine months ended September 30, 2015. See Note 3 for additional information.

(17)	Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended September 30,	2015			2014
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Net change in fair value of securities available for sale	$543	$199	$344	($1,489)	($536)	($953)
Cash flow hedges:
Change in fair value of cash flow hedges	(15)	(14)	(1)	(10)	(11)	1
Net cash flow hedge losses reclassified into earnings (1)	132	50	82	145	53	92
Net change in fair value of cash flow hedges	117	36	81	135	42	93
Defined benefit plan obligation adjustment (2)	367	134	233	126	45	81
Total other comprehensive income (loss)	$1,027	$369	$658	($1,228)	($449)	($779)

(1)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(2)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Nine months ended September 30,	2015			2014
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Net change in fair value of securities available for sale	($1,018)	($325)	($693)	$2,312	$836	$1,476
Cash flow hedges:
Change in fair value of cash flow hedges	(21)	(11)	(10)	(34)	(5)	(29)
Net cash flow hedge losses reclassified into earnings (1)	418	153	265	434	157	277
Net change in fair value of cash flow hedges	397	142	255	400	152	248
Defined benefit plan obligation adjustment (2)	1,102	280	822	380	130	250
Total other comprehensive income	$481	$97	$384	$3,092	$1,118	$1,974

(1)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(2)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2014	$4,222	($287)	($12,744)	($8,809)
Other comprehensive loss before reclassifications	(693)	(10)	—	(703)
Amounts reclassified from accumulated other comprehensive income	—	265	822	1,087
Net other comprehensive (loss) income	(693)	255	822	384
Balance at September 30, 2015	$3,529	($32)	($11,922)	($8,425)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2013	$3,201	($618)	($4,136)	($1,553)
Other comprehensive income (loss) before reclassifications	1,476	(29)	—	1,447
Amounts reclassified from accumulated other comprehensive income	—	277	250	527
Net other comprehensive income	1,476	248	250	1,974
Balance at September 30, 2014	$4,677	($370)	($3,886)	$421

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(18)	Earnings Per Common Share
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

The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine months
Periods ended September 30,	2015	2014	2015	2014
Earnings per common share - basic:
Net income	$10,208	$10,538	$32,721	$29,633
Less dividends and undistributed earnings allocated to participating securities	(27)	(32)	(100)	(106)
Net income applicable to common shareholders	$10,181	$10,506	$32,621	$29,527
Weighted average common shares	16,939	16,714	16,837	16,673
Earnings per common share - basic	$0.60	$0.63	$1.94	$1.77
Earnings per common share - diluted:
Net income	$10,208	$10,538	$32,721	$29,633
Less dividends and undistributed earnings allocated to participating securities	(28)	(32)	(100)	(106)
Net income applicable to common shareholders	$10,180	$10,506	$32,621	$29,527
Weighted average common shares	16,939	16,714	16,837	16,673
Dilutive effect of common stock equivalents	163	141	190	159
Weighted average diluted common shares	17,102	16,855	17,027	16,832
Earnings per common share - diluted	$0.60	$0.62	$1.92	$1.75

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 28,342 and 52,426, respectively, for the three months ended September 30, 2015 and 2014. These amounts were 25,788 and 53,853, respectively, for the nine months ended September 30, 2015 and 2014.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(19)	Commitments and Contingencies
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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Sep 30, 2015	Dec 31, 2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$349,044	$325,402
Home equity lines	211,566	200,932
Other loans	46,026	48,551
Standby letters of credit	6,214	5,102
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	72,788	40,015
Commitments to sell mortgage loans	103,807	84,808
Customer related derivative contracts:
Interest rate swaps with customers	272,565	165,795
Mirror swaps with counterparties	272,565	165,795
Risk participation-in agreements	7,999	—
Interest rate risk management contracts:
Interest rate swaps	14,433	22,681

See Note 12 for additional disclosure pertaining to derivative financial instruments.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. As of September 30, 2015 and December 31, 2014, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $6.2 million and $5.1 million, respectively. At September 30, 2015and December 31, 2014, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and nine months ended September 30, 2015 and 2014.

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

Leases
As of September 30, 2015 and December 31, 2014, the Corporation was obligated under various non-cancellable operating leases for properties used as banking offices and other office facilities.  Lease expiration dates range from 7 months to 25 years, with renewal options on certain leases of 6 months to 25 years. Rental expense under the operating leases amounted to $875 thousand and $2.5 million for the three and nine months ended September 30, 2015, compared to $799 thousand and $2.3 million for the same period in 2014. Rental expense is recorded as a component of net occupancy expense in the accompanying Consolidated Statements of Income. There have been no significant changes in the future minimum lease payments payable from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(20)     Sale of Business Line
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a net gain of $6.3 million; after-tax $4.0 million, or 24 cents per diluted share.  In connection with the sale, Washington Trust incurred divestiture related costs of $355 thousand; after-tax $227 thousand, or 1 cent per diluted share, which were also recognized in the first quarter of 2014. The net proceeds received from the sale totaled $7.2 million, including $900 thousand of deferred revenue that can be earned over a 5-year period by providing business referrals to the buyer. As of September 30, 2015, $612 thousand of deferred revenue remained to be earned under this arrangement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full-year ended December 31, 2015 or any future period.

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

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; additional government intervention in the U.S. financial system; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of the our competition; changes in legislation or regulation and accounting principles, policies and guidelines; the ability to fully realize the expected cost savings and revenues from the Halsey acquisition; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  As of September 30, 2015, management considers the following to be its critical accounting policies: allowance for loan losses, valuation of goodwill and identifiable intangible assets and the assessment of investment securities for other-than-temporary impairment. In the third quarter of 2015, management updated its critical accounting policy pertaining to the review of goodwill for impairment as a result of the recent acquisition of Halsey, which was completed on August 1, 2015. Management’s updated critical accounting policy for the valuation of goodwill and identifiable intangible assets is described in detail below. There have been no other significant changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Valuation of Goodwill and Identifiable Intangible Assets
The Corporation allocated the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions primarily consist of wealth management advisory contracts. The value attributed to other intangible assets was based on the time period over which they are expected to generate economic benefits.

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, was recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform a two-step impairment test. The Corporation has not opted to perform this qualitative analysis. Goodwill is tested for impairment using the two-step quantitative impairment analysis described below.

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

Washington Trust has two reporting units: the commercial banking segment and the wealth management services segment. For both segments of the Corporation, goodwill is assessed for impairment annually, in the fourth quarter, by performing a discounted cash flow analysis (“income approach”) and utilizing estimates of selected market information (“market approach”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to a present value. The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.

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

The fair value of other intangible assets was estimated using valuation techniques, based on a discounted cash flow analysis. These intangible assets are being amortized over the period the assets are expected to contribute to the cash flows of the Corporation, which reflects the expected pattern of benefit. Impairment would be recognized if the carrying value exceeded the sum of the undiscounted expected future cash flows from the intangible assets. Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows. The remaining useful life of the intangible assets that are being amortized is also evaluated to determine whether events and circumstances warrant a revision to the remaining period of amortization.

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the intangible assets. For wealth management advisory contracts, these estimates and assumptions include account attrition, market appreciation for wealth management assets under administration and anticipated fee rates, estimated revenue growth, projected costs and other factors. Significant changes in these estimates and assumptions could cause a different valuation for these intangible assets. Changes in the original assumptions could change the amount of the intangible assets recognized and the resulting amortization. Subsequent changes in assumptions could result in recognition of impairment of these intangible assets.

These assumptions used in the impairment tests of goodwill and intangible assets are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which the Corporation uses to determine the carrying value of the Corporation’s goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives could adversely affect the Corporation’s results of operations. See Note 8 to the Unaudited Consolidated Financial Statements for additional information.

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

We continued to leverage our strong, statewide brand to build market share in Rhode Island and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. We currently expect to open a new full-service branch in Providence, Rhode Island, in the first quarter of 2016 and another full-service branch in Coventry, Rhode Island, in the second quarter of 2017.

Acquisition of Halsey Associates, Inc.
On August 1, 2015, Washington Trust completed the acquisition of Halsey Associates, Inc., a registered investment adviser firm located in New Haven, Connecticut.  Halsey specializes in providing investment counseling services to high-net worth families, corporations, foundations and endowment clients.  As of the acquisition date, Halsey had approximately $840 million of assets under administration. The cost to acquire Halsey included approximately $1.7 million in cash, $5.4 million in the form of 136,543 shares of Washington Trust common stock and a $2.9 million contingent consideration liability for the estimated present value of future earn-outs to be paid, based on the future revenue growth of the acquired business during the 5-year period following the acquisition. The transaction resulted in the recognition of goodwill and intangible assets of approximately $6.1 million and $7.5 million, respectively. As a result of further evaluation of the acquisition of Halsey, the amounts of goodwill, intangible assets and related deferred taxes presented herein have been revised in comparison to the previously disclosed amounts in the Corporation’s third quarter earnings release furnished on Form 8-K dated October 19, 2015. Goodwill was reduced by $607 thousand, intangible assets were increased by $961 thousand and net deferred tax assets (included in other assets) were reduced by $354 thousand. The revisions did not result in changes to consolidated total assets, total liabilities or total shareholders’ equity. Acquisition related expenses of $504 thousand and $937 thousand were recognized in the three and nine months ended September 30, 2015, respectively.  A small amount of acquisition related expenses is expected to be recognized in the fourth quarter of 2015. See Note 3 to the Unaudited Consolidated Financial Statements for additional disclosure related to the Halsey acquisition.

Composition of Earnings
Net income for the third quarter of 2015 amounted to $10.2 million, or $0.60 per diluted share, down from $10.5 million, or $0.62 per diluted share, reported for the third quarter of 2014. The returns on average equity and average assets for the third quarter of 2015 were 11.13% and 1.11%, respectively, compared to 12.15% and 1.25%, respectively, for the same quarter in 2014.

For the nine months ended September 30, 2015, net income totaled $32.7 million, or $1.92 per diluted share, up from $29.6 million, or $1.75 per diluted share, reported for the same period in 2014. The returns on average equity and average assets for the nine months ended September 30, 2015 were 12.17% and 1.20%, respectively, compared to 11.60% and 1.21%, respectively, for the same period in 2014.

2015 results included the following transactions, which reduced net income for the nine months ended September 30, 2015 by $746 thousand, or $0.04 per diluted share:

•	The Corporation incurred acquisition related expenses totaling $937 thousand, after-tax $907 thousand, or $0.05 per diluted share.

•	The Corporation received a settlement payment for a trust preferred debt security previously held by Washington Trust, totaling $255 thousand, after-tax $161 thousand, or $0.01 per diluted share.

2014 results included the following transactions, which reduced net income for the nine months ended September 30, 2014 by $245 thousand, or $0.01 per diluted share:

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

Excluding the above mentioned transactions, as well as the merchant processing fee revenue and expenses recognized prior to the consummation of the business line sale, increased profitability in the nine months ended September 30, 2015 over the same period in 2014 reflects growth in net interest income, a decrease in the provision for loan losses, higher wealth management revenues, increased mortgage banking revenues and higher loan related derivative income, which were partially offset by higher salaries and employee benefit costs.

Net interest income for the three and nine months ended September 30, 2015 amounted to $26.0 million and $77.7 million, up by 4% and 6%, respectively, from the comparable periods in 2014, reflecting growth in average loan balances. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.07% and 3.13%, respectively, for the three and nine months ended September 30, 2015, compared to 3.21% and 3.30%, respectively, for the same periods in 2014. The year over year decline in the net interest margin reflects lower yields on interest-earning assets as a result of the continued low interest rate environment.

The provision for loan losses for the three and nine months ended September 30, 2015 amounted to $200 thousand and $300 thousand, respectively, down by $400 thousand and $1.1 million, respectively, from the same periods in 2014. The modest level of provision in 2015 reflects loan loss allocations commensurate with growth in loan portfolio balances, offset by reductions in other loan loss exposures based on management’s assessment of continued improvement in credit quality conditions.

Wealth management revenues for the three and nine months ended September 30, 2015 totaled $8.9 million and $26.2 million, respectively, up by 6% and 5%, respectively, from the same periods in 2014, due to an increase in asset-based wealth management revenues.

Net gains on loan sales and commissions on loans originated for others (“mortgage banking revenues”) for the three and nine months ended September 30, 2015 amounted to $2.0 million and $7.3 million, respectively, up by 13% and 56%, respectively, from the same periods in 2014, due to increased residential mortgage loan sales activity.

Salaries and employee benefit costs, the largest component of noninterest expenses, totaled $16.0 million and $47.0 million, respectively, for the three and nine months ended September 30, 2015, up by 10% and 7%, respectively, from the same periods in 2014, largely due to changes in staffing levels in our wealth management and mortgage banking business lines, as well as higher defined benefit pension costs.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as investment securities portfolio, wholesale funding activities, net gain on sale of business line, income from bank-owned life insurance (“BOLI”) and administrative expenses are not allocated to the operating segments and are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 16 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment reported net income of $7.4 million and $23.9 million, respectively, for the three and nine months ended September 30, 2015, compared to $6.9 million and $19.8 million, respectively, for the same periods in 2014. Net interest income for this operating segment for the three and nine months ended September 30, 2015, increased by $1.3 million and $3.6 million, respectively, from the same periods in 2014, primarily due to a favorable shift in the mix of deposits to lower cost categories. The loan loss provision charged to earnings amounted to $200 thousand and $300 thousand for the three and nine months ended September 30, 2015, compared to $600 thousand and $1.4 million, respectively, for the same periods in 2014. The year over year decline in the provision for loan losses reflects management’s assessment of continued improvement in credit quality conditions. Noninterest income derived from the Commercial Banking segment totaled $4.5 million and $15.2 million, respectively, for the three and nine months ended September 30, 2015, up by $128 thousand and $2.4 million, respectively, from the comparable periods in 2014. For the nine months ended September 30, 2015, the increase in noninterest income was largely due to higher mortgage banking revenues and loan related derivative income, partially offset by a decrease in merchant processing fee revenue, due to the sale of this business line on March 1, 2014. The decrease in merchant processing fee revenue corresponded to a decline in merchant processing costs included in this operating segment’s noninterest expenses. Commercial Banking noninterest expenses for the three and nine months ended September 30, 2015 were up by $1.0 million and $1.8 million, respectively, from the same periods in 2014, including increases in salaries and benefits, net occupancy costs and outsourced services, which were partially offset by a decline in merchant processing costs.

The Wealth Management Services segment reported net income of $1.0 million and $3.3 million, respectively, for the three and nine months ended September 30, 2015, compared to $1.5 million and $4.8 million, respectively, for the same periods in 2014. Noninterest income derived from the Wealth Management Services segment was $8.9 million and $26.2 million, respectively, for the three and nine months ended September 30, 2015, up by $528 thousand and $1.3 million, respectively, compared to the same periods in 2014. Included in this segment’s noninterest income for the three and nine months ended September 30, 2015 were $662 thousand of asset-based revenues generated by Halsey since the August 1, 2015 acquisition date. Noninterest expenses for the Wealth Management Services segment totaled $7.2 million and $20.2 million, respectively, for the three and nine months ended September 30, 2015, up by $1.3 million and $2.9 million, respectively, from the same periods in 2014. Included in noninterest expenses in the three and nine months ended September 30, 2015 were acquisition related expenses of $504 thousand and $937 thousand, respectively. Excluding the acquisition related expenses, noninterest expenses were up by $831 thousand and $1.9 million, respectively, from the three and nine months ended September 30, 2014. Also included in this segment’s noninterest expenses for the three and nine months ended September 30, 2015 were $447 thousand of Halsey generated noninterest expenses for the two-month period since the acquisition date. The remaining increase in noninterest expenses in the Wealth Management Services segment was largely attributable to increases in salaries and benefit costs.

Net income attributed to the Corporate unit amounted to $1.8 million and $5.5 million, respectively, for the three and nine months ended September 30, 2015, compared to $2.1 million and $5.1 million, respectively, for the same periods in 2014. The Corporate unit’s net interest income for the three and nine months ended September 30, 2015 increased by $247 thousand and $892 thousand, respectively, from the comparable 2014 periods. Noninterest income for the three months ended September 30, 2015 increased by $132 thousand, compared to the same quarter a year ago. For the nine months ended September 30, 2015, noninterest income decreased by $5.8 million, compared to the same period in 2014, primarily due to the gain on the sale of the merchant processing services business line recognized in the first quarter of 2014. The Corporate unit’s noninterest expenses for the three months ended September 30, 2015 increased by $145 thousand, compared to the same period a year ago. For the nine months ended September 30, 2015, noninterest expenses decreased by $6.1 million from the same period in 2014, largely due to debt prepayment penalty expense recognized in the first quarter of 2014. See additional discussion regarding these noninterest income and expense items in the “Overview” section under the caption “Composition of Earnings.”

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

FTE net interest income for the three and nine months ended September 30, 2015 amounted to $26.7 million and $79.8 million, respectively, up from $25.5 million and $75.1 million, respectively for the same periods in 2014. The net interest margin was 3.07% and 3.13%, respectively, for the three and nine months ended September 30, 2015, compared to 3.21% and 3.30%, respectively, for the same periods in 2014.

Average interest-earning assets for the three and nine months ended September 30, 2015 were up by 9% and 12%, respectively, from the average balances for the same periods in 2014, due to loan growth. The yield on average interest-earning assets for the three and nine months ended September 30, 2015 declined by 19 basis points and 22 basis points, respectively, from the comparable periods in 2014, reflecting the impact of the sustained low interest rate environment.

Total average loans for the three and nine months ended September 30, 2015 increased by $301.6 million and $384.0 million, respectively, from the average balances for the comparable 2014 periods, due to growth in average commercial and residential real estate mortgage loan balances.  The yield on total loans for the three and nine months ended September 30, 2015 was 3.89% and 3.96%, respectively, down by 21 basis points and 23 basis points, respectively, from the same periods in 2014. The contribution of loan prepayment fees and other fees to the yield on total loans was 3 basis points and 4 basis points, respectively, for the three and nine months ended September 30, 2015. Comparable amounts for the same periods in 2014 were 1 basis points and 3 basis points, respectively. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, interest rates on total interest-earning assets may continue to decline.

Total average securities for the three and nine months ended September 30, 2015 decreased by $22.5 million and $25.8 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on securities for the three and nine months ended September 30, 2015 decreased by 28 basis points and 51 basis points, respectively, from the comparable periods in 2014, due to runoff of higher yielding securities combined with purchases of lower yielding securities.

Average interest-bearing liabilities for the three and nine months ended September 30, 2015 increased by 9% and 13%, respectively, from the average balances for the same periods in 2014, largely due to increases in wholesale brokered time deposits and FHLBB advances. The cost of funds for the three and nine months ended September 30, 2015 declined by 5 basis points and 7 basis points, respectively, from the comparable 2014 periods, largely due to a decline in the rate paid on FHLBB advances. See additional discussion under the caption “Sources of Funds” for additional information regarding funding transactions.

The average balance of FHLBB advances for the three and nine months ended September 30, 2015 were up by $142.7 million and $149.5 million, respectively, compared to the average balances for the same periods in 2014. The average rate paid on such advances for the three and nine months ended September 30, 2015 was 1.85% and 1.90%, respectively, compared to 2.57% and 3.02%, respectively, for the comparable periods in 2014.

Total average interest-bearing deposits for the three and nine months ended September 30, 2015 increased by $92.2 million and $166.3 million, respectively, from the average balances for the same periods in 2014. This included increases of $75.8 million and $123.0 million, respectively, in average out-of-market wholesale brokered time certificates of deposit. The average rate paid on wholesale brokered time deposits for the three and nine months ended September 30, 2015 increased by 20 basis points and 19 basis points, respectively, compared to the same periods in 2014.

Excluding the increase in wholesale brokered time deposits, average in-market interest-bearing deposits for the three and nine months ended September 30, 2015 grew by $16.4 million and $43.3 million, respectively, from the same periods in 2014, with growth in non-time deposit categories, partially offset by a decrease in average in-market time deposit balances. The average rate paid on in-market interest-bearing deposits for the three months ended September 30, 2015 decreased by 8 basis points, compared to the same period in 2014, due to lower rates on time deposits, offset, in part, by higher rates on money market deposits. For the nine months ended September 30, 2015, the average rate paid on in‑market interest-bearing deposits decrease by 7 basis points, compared to the same period in 2014.

The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2015 increased by $38.0 million and $28.6 million, respectively, compared to the average balances for the same periods in 2014.

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

Three months ended September 30,	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,571,645	$15,475	3.91	$1,380,229	$14,624	4.20
Residential real estate loans, including mortgage loans held for sale	1,050,949	10,329	3.90	946,738	9,685	4.06
Consumer loans	343,603	3,283	3.79	337,598	3,259	3.83
Total loans	2,966,197	29,087	3.89	2,664,565	27,568	4.10
Cash, federal funds sold and short-term investments	89,280	47	0.21	74,569	36	0.19
FHLBB stock	37,730	309	3.25	37,730	140	1.47

Taxable debt securities	316,214	2,178	2.73	323,140	2,397	2.94
Nontaxable debt securities	37,780	567	5.95	53,374	789	5.86
Total securities	353,994	2,745	3.08	376,514	3,186	3.36
Total interest-earning assets	3,447,201	32,188	3.70	3,153,378	30,930	3.89
Noninterest-earning assets	231,286			216,945
Total assets	$3,678,487			$3,370,323
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$30,392	$5	0.07	$12,862	$—	—
NOW accounts	357,128	53	0.06	311,077	47	0.06
Money market accounts	820,597	951	0.46	798,273	830	0.41
Savings accounts	303,587	52	0.07	291,386	46	0.06
Time deposits (in-market)	541,486	1,338	0.98	623,221	1,832	1.17
Wholesale brokered time deposits	279,839	909	1.29	204,046	562	1.09
FHLBB advances	425,931	1,987	1.85	283,219	1,832	2.57
Junior subordinated debentures	22,681	232	4.06	22,681	241	4.22
Other	104	2	7.63	151	3	7.88
Total interest-bearing liabilities	2,781,745	5,529	0.79	2,546,916	5,393	0.84
Demand deposits	477,393			439,353
Other liabilities	52,625			37,217
Shareholders’ equity	366,724			346,837
Total liabilities and shareholders’ equity	$3,678,487			$3,370,323
Net interest income		$26,659			$25,537
Interest rate spread			2.91			3.05
Net interest margin			3.07			3.21

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2015	2014
Commercial loans	$461	$329
Nontaxable debt securities	201	270
Total	$662	$599

Nine months ended September 30,	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,563,615	$46,717	3.99	$1,352,271	$43,733	4.32
Residential real estate loans, including mortgage loans held for sale	1,035,408	30,745	3.97	869,230	26,704	4.11
Consumer loans	339,608	9,634	3.79	333,127	9,527	3.82
Total loans	2,938,631	87,096	3.96	2,554,628	79,964	4.19
Cash, federal funds sold and short-term investments	68,205	101	0.20	65,486	99	0.20
FHLBB stock	37,730	638	2.26	37,730	420	1.49

Taxable debt securities	319,786	6,613	2.76	329,779	8,038	3.26
Nontaxable debt securities	41,083	1,858	6.05	56,894	2,520	5.92
Total securities	360,869	8,471	3.14	386,673	10,558	3.65
Total interest-earning assets	3,405,435	96,306	3.78	3,044,517	91,041	4.00
Noninterest-earning assets	224,921			209,286
Total assets	$3,630,356			$3,253,803
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$35,430	$17	0.06	$10,906	$—	—
NOW accounts	350,151	153	0.06	309,101	141	0.06
Money market accounts	813,915	2,775	0.46	748,121	2,152	0.38
Savings accounts	298,635	148	0.07	291,949	136	0.06
Time deposits (in-market)	554,369	4,198	1.01	649,166	5,645	1.16
Wholesale brokered time deposits	286,728	2,754	1.28	163,705	1,332	1.09
FHLBB advances	407,363	5,780	1.90	257,814	5,831	3.02
Junior subordinated debentures	22,681	714	4.21	22,681	723	4.26
Other	116	7	8.07	162	10	8.25
Total interest-bearing liabilities	2,769,388	16,546	0.80	2,453,605	15,970	0.87
Demand deposits	452,691			424,120
Other liabilities	49,786			35,335
Shareholders’ equity	358,491			340,743
Total liabilities and shareholders’ equity	$3,630,356			$3,253,803
Net interest income		$79,760			$75,071
Interest rate spread			2.98			3.13
Net interest margin			3.13			3.30

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2015	2014
Commercial loans	$1,378	$967
Nontaxable debt securities	655	862
Total	$2,033	$1,829

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months			Nine months
	September 30, 2015 vs. 2014			September 30, 2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial loans	$1,915	($1,064)	$851	$6,488	($3,504)	$2,984
Residential real estate loans, including mortgage loans held for sale	1,037	(393)	644	4,975	(934)	4,041
Consumer loans	58	(34)	24	183	(76)	107
Cash, federal funds sold and other short-term investments	7	4	11	2	—	2
FHLBB stock	—	169	169	—	218	218
Taxable debt securities	(51)	(168)	(219)	(235)	(1,190)	(1,425)
Nontaxable debt securities	(234)	12	(222)	(716)	54	(662)
Total interest income	2,732	(1,474)	1,258	10,697	(5,432)	5,265
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	—	5	5	—	17	17
NOW accounts	6	—	6	12	—	12
Money market accounts	23	98	121	184	439	623
Savings accounts	1	5	6	1	11	12
Time deposits (in-market)	(221)	(273)	(494)	(767)	(680)	(1,447)
Wholesale brokered time deposits	232	115	347	1,154	268	1,422
FHLBB advances	760	(605)	155	2,604	(2,655)	(51)
Junior subordinated debentures	—	(9)	(9)	—	(9)	(9)
Other	(1)	—	(1)	(3)	—	(3)
Total interest expense	800	(664)	136	3,185	(2,609)	576
Net interest income	$1,932	($810)	$1,122	$7,512	($2,823)	$4,689

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

The provision for loan losses for both the three and nine months ended September 30, 2015 amounted to $200 thousand and $300 thousand, respectively, reflecting loan loss allocations commensurate with growth in loan portfolio balances, offset by reductions in other loan loss exposures based on management’s assessment of continued improvement in credit quality conditions. In addition, while nonaccrual loans increased by $1.7 million during the three months ended September 30, 2015, which management has considered in its assessment of loss exposure, the Corporation has experienced net reductions in nonaccrual loans in 8 of the last 10 quarters. The provision for loan losses for the three and nine months ended September 30, 2014 amounted to $600 thousand and $1.4 million, respectively. Net charge-offs for the three and nine months ended September 30, 2015 totaled $626 thousand and $1.2 million, respectively, compared to $101 thousand and $1.5 million, respectively, for the same periods in 2014. Year-to-date 2015 charge-offs included approximately $775 thousand on two commercial relationships, while year‑to‑date 2014 charge‑offs included an $853 thousand charge-off recognized in the first quarter on one commercial mortgage loan.

The allowance for loan losses was $27.2 million, or 0.92% of total loans, at September 30, 2015, compared to $28.0 million, or 0.98% of total loans, at December 31, 2014. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2015	2014	$	%	2015	2014	$	%
Noninterest income:
Wealth management revenues	$8,902	$8,374	$528	6%	$26,249	$24,969	$1,280	5%
Merchant processing fees	—	—	—	—	—	1,291	(1,291)	(100)
Net gains on loan sales and commissions on loans originated for others	1,963	1,742	221	13	7,296	4,688	2,608	56
Service charges on deposit accounts	986	881	105	12	2,894	2,459	435	18
Card interchange fees	849	804	45	6	2,389	2,264	125	6
Income from bank-owned life insurance	498	468	30	6	1,480	1,354	126	9
Loan related derivative income	327	339	(12)	(4)	1,689	562	1,127	201
Equity in earnings (losses) of unconsolidated subsidiaries	(69)	(63)	(6)	(10)	(224)	(213)	(11)	(5)
Net gain on sale of business line	—	—	—	—	—	6,265	(6,265)	(100)
Other income	457	580	(123)	(21)	1,421	1,670	(249)	(15)
Total noninterest income	$13,913	$13,125	$788	6%	$43,194	$45,309	($2,115)	(5)%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2015	2014	$	%	2015	2014	$	%
Wealth management revenues:
Trust and investment management fees	$7,768	$6,982	$786	11%	$22,148	$20,495	$1,653	8%
Mutual fund fees	989	1,100	(111)	(10)	3,057	3,267	(210)	(6)
Asset-based revenues	8,757	8,082	675	8	25,205	23,762	1,443	6
Transaction-based revenues	145	292	(147)	(50)	1,044	1,207	(163)	(14)
Total wealth management revenues	$8,902	$8,374	$528	6%	$26,249	$24,969	$1,280	5%

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)	Three months		Nine months
Periods ended September 30,	2015	2014	2015	2014
Wealth management assets under administration:
Balance at the beginning of period	$5,211,548	$5,010,588	$5,069,966	$4,781,958
Acquisition of Halsey Associates, Inc. (Aug. 1, 2015)	839,994	—	839,994	—
Net investment (depreciation) appreciation & income	(316,121)	(29,199)	(249,181)	146,405
Net client cash flows	(21,220)	2,075	53,422	55,101
Balance at the end of period	$5,714,201	$4,983,464	$5,714,201	$4,983,464

Wealth management revenues for the three and nine months ended September 30, 2015 were $8.9 million and $26.2 million, respectively, up by 6% and 5%, respectively, from the same periods in 2014. Included in the results for the three and nine months ended September 30, 2015 were $662 thousand of asset-based revenues generated by Halsey since the August 1, 2015 acquisition date. Asset-based revenues were adversely impacted by the decline in equity markets in the third quarter of 2015. Wealth management assets under administration totaled $5.7 billion at September 30, 2015, up by $644.2 million, or 13%, from December 31, 2014, and up by $730.7 million, or 15%, from a year-ago. The growth in wealth management assets reflects the addition of assets under administration attributable to the Halsey acquisition, partially offset by net investment depreciation due to financial market declines in the third quarter of 2015.

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

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Mortgage banking revenues totaled $2.0 million and $7.3 million, respectively, for the three and nine months ended September 30, 2015, up by 13% and 56%, respectively, compared to the same periods in 2014. The year over year increase reflected higher mortgage loan origination and sales activity, as well as management’s efforts to increase the amount of mortgage loans originated for sale as a percentage of total mortgage loan originations. Residential mortgages sold to the secondary market, including brokered loans, totaled $132.4 million and $403.5 million, respectively, for the three and nine months ended September 30, 2015. Comparable amounts for the same periods in 2014 were $80.1 million and $214.0 million, respectively.

Service charges on deposits for the three and nine months ended September 30, 2015 amounted to $986 thousand and $2.9 million, respectively, up by $105 thousand and $435 thousand, respectively, from the same periods in 2014. The largest component of this revenue source is overdraft and non-sufficient funds fees. Overdraft and non-sufficient funds fees for the three and nine months ended September 30, 2015 totaled $786 thousand and $2.2 million, respectively, up by $102 thousand and $500 thousand, respectively, over the same periods in 2014.

Loan related derivative income for the three months ended September 30, 2015 decreased slightly from the same period in 2014. For the nine months ended September 30, 2015, loan related derivative income increased by $1.1 million from a year-ago. The year over year increase for the nine months ended September 30, 2015 was largely due to increased commercial loan borrower demand for interest rate swap transactions.

For the three and nine months ended September 30, 2015, other income amounted to $457 thousand and $1.4 million, respectively, compared to $580 thousand and $1.7 million, respectively, for the same periods in 2014. The year over year decrease for the three months ended September 30, 2015 was attributable to a gain of $131 thousand recognized in the third quarter of 2014 on the sale of a nonaccrual commercial mortgage loan. Included in other income for the nine months ended September 30, 2015 was a settlement payment of $255 thousand received in the second quarter for a trust preferred debt security previously held by Washington Trust.  Excluding the 2015 settlement payment received and the 2014 gain noted above, other income for the nine moths ended September 30, 2015 decreased by $373 thousand from the comparable 2014 period, reflecting increased amortization of loan servicing rights (offset to loan servicing fee income) due to payoffs of serviced residential mortgage loans.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2015	2014	$	%	2015	2014	$	%
Noninterest expenses:
Salaries and employee benefits	$15,971	$14,516	$1,455	10%	$46,971	$43,845	$3,126	7%
Net occupancy	1,721	1,557	164	11	5,276	4,672	604	13
Equipment	1,424	1,211	213	18	4,140	3,682	458	12
Merchant processing costs	—	—	—	—	—	1,050	(1,050)	(100)
Outsourced services	1,250	1,138	112	10	3,774	3,197	577	18
Legal, audit and professional fees	630	494	136	28	1,916	1,710	206	12
FDIC deposit insurance costs	467	442	25	6	1,376	1,295	81	6
Advertising and promotion	356	368	(12)	(3)	1,201	1,140	61	5
Amortization of intangibles	260	161	99	61	571	489	82	17
Debt prepayment penalties	—	—	—	—	—	6,294	(6,294)	(100)
Acquisition related expenses	504	—	504	100	937	—	937	100
Other	1,955	2,160	(205)	(9)	6,206	6,413	(207)	(3)
Total noninterest expense	$24,538	$22,047	$2,491	11%	$72,368	$73,787	($1,419)	(2)%

Noninterest Expense Analysis
For the three and nine months ended September 30, 2015, salaries and employee benefit costs totaled $16.0 million and $47.0 million, respectively, up by $1.5 million, or 10%, and $3.1 million, or 7%, respectively, compared to the same periods in 2014. Included in salaries and employee benefit costs for the three and nine months ended September 30, 2015 were $289 thousand of costs attributable to Halsey since the August 1, 2015 acquisition date. The overall increase in salaries and employee benefit costs reflects changes in staffing levels in our wealth management and mortgage banking business lines, as well as higher defined benefit pension costs as a result of a lower discount rate in 2015 compared to 2014.

Net occupancy costs for the three and nine months ended September 30, 2015 increased by $164 thousand and $604 thousand, respectively, up by 11% and 13%, respectively, from the comparable 2014 periods, including increased rental expense and other occupancy costs associated with a de novo branch that opened in the first quarter of 2015.

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

Outsourced services for the three and nine months ended September 30, 2015 increased by $112 thousand and $577 thousand, respectively, up by 10% and 18%, respectively, from the same periods in 2014, reflecting higher volume and execution costs associated with loan related derivative transactions and increases in debit card transaction processing services due to increased volume.

The prepayment of FHLBB advances in the first quarter of 2014 resulted in debt prepayment penalty expense of $6.3 million. See additional discussion regarding the prepayments in the “Overview” section above under the caption “Composition of Earnings.” There was no such debt prepayment penalty expense in the first quarter of 2015.

Acquisition related expenses for the three and nine months ended September 30, 2015 amounted to $504 thousand and $937 thousand, respectively. See Note 3 to the Unaudited Consolidated Financial Statements for additional disclosure related to the Halsey acquisition.

Income Taxes
Income tax expense amounted to $5.0 million and $15.5 million, respectively, for the three and nine months ended September 30, 2015, compared to $4.9 million and $13.8 million, respectively, for the same periods in 2014. The Corporation’s effective tax rate was 32.7% and 32.2%, respectively, for the three and nine months ended September 30, 2015, compared to 31.6% and 31.7%, respectively, for the same 2014 periods. The increase in the effective tax rate in 2015 as compared to 2014 reflects a higher proportion of taxable income to pre-tax book income. The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.7 billion at September 30, 2015, up by $88.0 million, or 2%, from the end of 2014, largely due to net loan growth.

Nonperforming assets as a percent of total assets amounted to 0.48% at September 30, 2015, unchanged from the end of 2014. Management believes the overall credit quality has been stable to improving, generally in line with the pace of recovery in regional economic conditions.

Deposits totaled $2.8 billion at September 30, 2015, up by $81.5 million, or 3%, from the end of 2014, including a decrease of $31.6 million of out-of-market wholesale brokered time certificates of deposit. Excluding these wholesale brokered time deposits, in-market deposits increased by $113.0 million, or 5%. FHLBB advances amounted to $381.6 million as of September 30, 2015, up by $24.6 million, or 6%, from December 31, 2014.

Shareholders’ equity totaled $370.5 million at September 30, 2015, up by $24.2 million from the balance at the end of 2014.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 12.81% at September 30, 2015, compared to 12.56% at December 31, 2014. See Note 11 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2015 and December 31, 2014, the Corporation did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements generally utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 5 and 13 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$52,643	16%	$31,172	9%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	206,288	64	245,366	68
Obligations of states and political subdivisions	37,757	12	49,176	14
Individual name issuer trust preferred debt securities	25,683	8	25,774	7
Corporate bonds	1,424	—	6,174	2
Total securities available for sale	$323,795	100%	$357,662	100%

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$21,140	100%	$25,222	100%
Total securities held to maturity	$21,140	100%	$25,222	100%

As of September 30, 2015, the investment securities portfolio totaled $344.9 million, down by $37.9 million from the balance at December 31, 2014. See the Corporation’s Consolidated Statement of Cash Flows for further information regarding investment securities.

At September 30, 2015 and December 31, 2014, the net unrealized gain position on securities available for sale and held to maturity amounted to $6.3 million and $7.4 million, respectively, and included gross unrealized losses of $4.1 million and $5.0 million, respectively.  These gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

Obligations of States and Political Subdivisions
The carrying amount of obligations of states and political subdivisions included in our securities portfolio at September 30, 2015 totaled $37.8 million. The following table presents obligations of states and political subdivisions by geographic location:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
New Jersey	$23,049	$589	$—	$23,638
New York	7,512	201	—	7,713
Pennsylvania	1,963	64	—	2,027
Illinois	901	25	—	926
Other	3,350	103	—	3,453
Total	$36,775	$982	$—	$37,757

The following table presents obligations of states and political subdivisions by category:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
General obligations	$34,461	$907	$—	$35,368
Revenue obligations (1)	2,314	75	—	2,389
Total	$36,775	$982	$—	$37,757

(1)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of 7 individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	September 30, 2015				Credit Ratings
					September 30, 2015		Form 10-Q Filing Date
Named Issuer (parent holding company)	(i)	Amortized Cost	Fair Value	Unrealized Net Loss	Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,775	$7,925	($1,850)	Baa2	BBB-	Baa2	BBB-
Bank of America Corporation	2	4,801	4,509	(292)	Ba1 (ii)	BB+ (ii)	Ba1 (ii)	BB+ (ii)
Wells Fargo & Company	2	5,150	4,492	(658)	A1/Baa1	BBB+/BBB	A1/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,176	3,602	(574)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,986	1,740	(246)	A3	BBB+	A3	BBB+
State Street Corporation	1	1,978	1,740	(238)	A3	BBB	A3	BBB
Huntington Bancshares Incorporated	1	1,940	1,675	(265)	Baa2	BB (ii)	Baa2	BB (ii)
Totals	10	$29,806	$25,683	($4,123)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between December 31, 2014 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

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

Loans
Total loans amounted to $2.9 billion at September 30, 2015, up by $90.6 million, or 3%, from the end of 2014, largely due to growth in the commercial and residential real estate loan portfolios.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $995.6 million at September 30, 2015, up by $72.1 million, or 8%, from $923.6 million at December 31, 2014. The growth in commercial real estate loans was in large part due to enhanced business cultivation efforts with new and existing borrowers, with an emphasis on larger loan balances to borrowers or groups of related borrowers. Included in the end of period commercial and real estate amounts were commercial construction loans of $121.9 million and $79.6 million, respectively.

Commercial real estate loans are secured by a variety of property types, with approximately 85% of the total at September 30, 2015 is composed of retail facilities, office buildings, commercial mixed use, multi-family dwellings, lodging and industrial and warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$919,473	93%	$861,422	93%
New York, New Jersey, Pennsylvania	62,678	6	53,625	6
New Hampshire	13,473	1	8,523	1
Total	$995,624	100%	$923,570	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $584.2 million at September 30, 2015, down by $27.7 million, or 5%, from the balance at December 31, 2014. This portfolio includes loans to a variety of business types.  Approximately 79% of the total is composed of owner occupied and other real estate, health care/social assistance, manufacturing, retail trade, professional, scientific and technical, accommodation and food services, public administration, entertainment and recreation, wholesale trade and construction businesses.

Residential Real Estate Loans
Residential real estate loans amounted to $1.0 billion at September 30, 2015, up by $38.8 million, or 4%, from the balance at December 31, 2014. Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  In recent years, the mortgage origination business has been expanded beyond our bank branch network, which is primarily located in Rhode Island, through the addition of residential mortgage lending offices in eastern Massachusetts and Connecticut. We also originate residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages. Total residential real estate loan originations for retention in portfolio were $196.8 million for the nine months ended September 30, 2015, compared to

$278.3 million for the nine months ended September 30, 2014. Total residential real estate loan originations for sale to the secondary market, including loans originated in a broker capacity, were $389.7 million for the nine months ended September 30, 2015, compared to $237.2 million for the nine months ended September 30, 2014.

Loans are sold with servicing retained or released. Loans sold with the retention of servicing result in the capitalization of servicing rights, which are subsequently amortized over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.2 million and $3.0 million, respectively, as of September 30, 2015 and December 31, 2014. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $432.5 million and $378.8 million, respectively, as of September 30, 2015 and December 31, 2014.

Included in residential real estate loans were purchased residential mortgage balances totaling $28.3 million and $32.8 million, respectively, as of September 30, 2015 and December 31, 2014. These loans were purchased from other financial institutions prior to March 2009.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,005,610	98.1%	$965,452	98.1%
New Hampshire	10,867	1.1	10,204	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	4,200	0.4	5,096	0.5
Ohio	1,622	0.2	1,812	0.2
Other	1,915	0.2	2,851	0.2
Total	$1,024,214	100.0%	$985,415	100.0%

Consumer Loans
Consumer loans amounted to $345.9 million at September 30, 2015, up by $7.5 million, or 2%, from December 31, 2014 due to increases in home equity lines.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 87% of the total consumer portfolio at September 30, 2015.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Sep 30, 2015	Dec 31, 2014
Nonaccrual loans:
Commercial mortgages	$4,915	$5,315
Commercial construction & development	—	—
Commercial & industrial	1,137	1,969
Residential real estate mortgages	9,472	7,124
Consumer	1,320	1,537
Total nonaccrual loans	16,844	15,945
Nonaccrual investment securities	—	—
Property acquired through foreclosure or repossession, net	955	1,176
Total nonperforming assets	$17,799	$17,121

Nonperforming assets to total assets	0.48%	0.48%
Nonperforming loans to total loans	0.57%	0.56%
Total past due loans to total loans	0.74%	0.63%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets totaled $17.8 million, or 0.48% of total assets, at September 30, 2015, compared to $17.1 million, or 0.48% of total assets, at December 31, 2014. Nonaccrual loans totaled $16.8 million at September 30, 2015, up by $899 thousand from the balance at December 31, 2014. Property acquired through foreclosure or repossession amounted to $955 thousand at September 30, 2015 and consisted of 3 residential properties.

Nonaccrual Loans
During the nine months ended September 30, 2015, the Corporation made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2015.

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2015				December 31, 2014
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$4,915	$—	$4,915	0.56%	$5,315	$—	$5,315	0.63%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	720	417	1,137	0.19	181	1,788	1,969	0.32
Residential real estate mortgages	4,499	4,973	9,472	0.92	3,284	3,840	7,124	0.72
Consumer	608	712	1,320	0.38	897	640	1,537	0.45
Total nonaccrual loans	$10,742	$6,102	$16,844	0.57%	$9,677	$6,268	$15,945	0.56%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

Approximately 85% of total nonaccrual loans at September 30, 2015 consisted of commercial mortgages and residential real estate mortgage loans.

Nonaccrual commercial mortgage loans were $4.9 million at September 30, 2015, down by $400 thousand from the balance at the end of 2014. All of the nonaccrual commercial mortgage loans at September 30, 2015 and December 31, 2014 were located in Rhode Island and Connecticut. As of September 30, 2015, the largest nonaccrual relationship in the commercial mortgage category was comprised of one troubled debt restructured loan with a carrying value of $4.5 million, which was classified into nonaccrual status in the third quarter of 2014 because the borrower failed to perform in accordance with the terms of the restructuring. This loan is secured by commercial property and is collateral dependent. Based on the fair value of the underlying collateral, a $1.2 million loss allocation was deemed necessary at September 30, 2015.

Nonaccrual residential real estate mortgage loans were $9.5 million at September 30, 2015, up by $2.3 million from the balance at the end of 2014. As of September 30, 2015, the $9.5 million balance of nonaccrual residential mortgage loans consisted of 30 loans, with $8.7 million located in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential mortgages at September 30, 2015 were 11 loans purchased for portfolio and serviced by others amounting to $3.0 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$5,062	0.58%	$5,315	0.63%
Commercial construction & development	—	—	—	—
Commercial & industrial	4,337	0.74	3,519	0.58
Residential real estate mortgages	10,567	1.03	7,048	0.72
Consumer loans	1,845	0.53	2,196	0.65
Total past due loans	$21,811	0.74%	$18,078	0.63%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of September 30, 2015, total past due loans amounted to $21.8 million, or 0.74% of total loans, up from $18.1 million, or 0.63%, at December 31, 2014. The increase from the end of 2014 was concentrated in the residential real estate mortgage portfolio and included a $1.4 million nonaccrual residential real estate mortgage.

Included in past due loans as of September 30, 2015 and December 31, 2014 were nonaccrual loans of $14.0 million and $12.7 million, respectively. All loans 90 days or more past due at September 30, 2015 and December 31, 2014 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below‑market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of September 30, 2015, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below. See Note 6 to the Unaudited Consolidated Financial Statements for additional information.

(Dollars in thousands)	Sep 30, 2015	Dec 31, 2014
Accruing troubled debt restructured loans:
Commercial mortgages	$10,637	$9,676
Commercial & industrial	2,069	954
Residential real estate mortgages	674	1,252
Consumer	232	135
Accruing troubled debt restructured loans	13,612	12,017
Nonaccrual troubled debt restructured loans:
Commercial mortgages	4,498	4,898
Commercial & industrial	380	1,193
Residential real estate mortgages	613	248
Consumer	—	—
Nonaccrual troubled debt restructured loans	5,491	6,339
Total troubled debt restructured loans	$19,103	$18,356

As of September 30, 2015, loans classified as troubled debt restructurings totaled $19.1 million, up by $747 thousand from the end of 2014.

As of September 30, 2015, 79% of the troubled debt restructured loans consisted of three relationships. The largest troubled debt restructured relationship at September 30, 2015 consisted of an accruing commercial mortgage relationship with a carrying value of $9.4 million, secured by mixed use properties. The restructuring took place in the second quarter of 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. The second largest troubled debt restructured relationship consisted of a commercial mortgage with a carrying value of $4.5 million at September 30, 2015, secured by commercial property. The restructuring took place in the third quarter of 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. In connection with this restructuring, a principal paydown of $1.2 million was provided by the borrower during the third quarter of 2013. This troubled debt restructuring loan was classified into nonaccrual status in the third quarter of 2014. See additional disclosure about this relationship above under the caption “Nonaccrual Loans.” The third largest troubled debt restructured relationship consisted of an accruing commercial mortgage with a carrying value of $1.2 million at September 30, 2015, secured by commercial property. The restructuring took place in the third quarter of 2015 and included a modification of certain payment terms.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2015 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $3.9 million in potential problem loans at September 30, 2015, compared to $1.2 million at December 31, 2014. Included in potential problem loans at September 30, 2015 was one commercial and industrial loan with a carrying amount of $1.7 million. Potential problem loans are assessed for loss exposure using the methods described in Note 6 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Note 7 to the Unaudited Consolidated Financial Statements.

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.  In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are taken into consideration in the process used to determine the allocation of loss exposure.  See Note 6 to the Unaudited Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the level of allowance for loan losses at September 30, 2015 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, (1) identification of loss allocations for individual loans deemed to be impaired, (2) application of loss allocation factors for non-impaired loans based on historical loss experience and estimated loss emergence period, with adjustments for various exposures that management believes are not adequately represented by historical loss experience, and (3) an unallocated allowance maintained for measurement imprecision associated with nonaccrual loans.

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Sep 30, 2015	Dec 31, 2014
Collateral dependent impaired loans (1)	$23,049	$19,761
Impaired loans measured on discounted cash flow method (2)	7,541	2,258
Total impaired loans	$30,590	$22,019

(1)	Net of partial charge-offs of $1.3 million and $530 thousand, respectively, at September 30, 2015 and December 31, 2014.

(2)	Net of partial charge-offs of $145 thousand and $264 thousand, respectively, at September 30, 2015 and December 31, 2014.

Prior to September 30, 2015, the Corporation defined impaired loans to include nonaccrual commercial loans, troubled debt restructured loans and certain other loans that were individually evaluated for impairment. As of September 30, 2015, the Corporation redefined impaired loans to include nonaccrual loans and troubled debt restructured loans. The redefinition of impaired loans resulted in $7.8 million of nonaccrual residential real estate mortgage loans and consumer loans being classified as impaired loans as of September 30, 2015. The redefinition of impaired loans in the third quarter of 2015 did not result in significant changes to the allowance for loan losses or to the allocation of loss exposure within the allowance for loans losses. Total loss allocation on impaired loans amounted to $1.8 million and $1.6 million, respectively, at September 30, 2015 and December 31, 2014.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

For loans that are collectively evaluated, we analyze historical loss experience by loan segment over periods deemed to be relevant to the inherent risk of loss in the portfolios. These losses are adjusted to reflect the loss emergence period, the period from the event that triggers the eventual default until the actual loss is recognized with a charge-off. These amounts are supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by historical loss rates. See additional disclosure in Note 7 to the Unaudited Consolidated Financial Statements.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	September 30, 2015			December 31, 2014
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$30,590	$1,817	5.94%	$22,019	$1,583	7.19%
Loans collectively evaluated for impairment	2,919,328	23,512	0.81	2,837,257	24,049	0.85
Unallocated	—	1,832	—	—	2,391	—
Total	$2,949,918	$27,161	0.92%	$2,859,276	$28,023	0.98%

The provision for loans losses amounted to $200 thousand and $300 thousand the three and nine months ended September 30, 2015, reflecting management’s assessment of continued improvement in credit quality conditions, offset by loan loss allocations commensurate with growth in loan portfolio balances. The provision for loan losses for the same periods in 2014 amounted to $600 thousand and $1.4 million, respectively. Net charge-offs for the three and nine months ended September 30, 2015 totaled $626 thousand and $1.2 million, respectively, compared to $101 thousand and $1.5 million, respectively, for the same periods in 2014. Year-to-date 2015 charge-offs included approximately $775 thousand on two commercial relationships, while year-to-date 2014 charge-offs included an $853 thousand charge-off recognized in the first quarter on one commercial mortgage loan.

As of September 30, 2015, the allowance for loan losses was $27.2 million, or 0.92% of total loans, compared to $28.0 million, or 0.98% of total loans, at December 31, 2014.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends.

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$8,495	34%	$8,202	30%
Construction & development	1,689	4	1,300	3
Commercial & industrial	7,353	23	7,987	21
Residential real estate:
Mortgage	5,349	38	5,228	33
Homeowner construction	194	1	202	1
Consumer	2,249	—	2,713	12
Unallocated	1,832		2,391
Balance at end of period	$27,161	100%	$28,023	100%

(1)	Percentage of allocated allowance for loan losses to the total loans outstanding within the respective category.

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

Total deposits amounted to $2.8 billion at September 30, 2015, up by $81.5 million, or 3%, from the balance at December 31, 2014. Included in deposits at September 30, 2015 were out-of-market brokered time certificates of deposit of $267.6 million, which were down by $31.6 million from the balance at December 31, 2014. Excluding out-of-market brokered time certificates of deposit, in-market deposits were up by $113.0 million, or 5%, from the balance at December 31, 2014.

Demand deposits totaled $513.9 million at September 30, 2015, up by $54.0 million, or 12%, from December 31, 2014. Included in demand deposits at September 30, 2015 and December 31, 2014 were DDM reciprocal demand deposits of $41.5 million and $33.4 million, respectively.

NOW account balances increased by $32.6 million, or 10%, from December 31, 2014 and totaled $359.0 million at September 30, 2015. Savings accounts totaled $305.8 million at September 30, 2015, up by $14.1 million, or 5%, from December 31, 2014.

Money market accounts totaled $855.9 million at September 30, 2015, up by $53.1 million, or 7%, from the balance at December 31, 2014. Included in total money market deposits at September 30, 2015 and December 31, 2014 were ICS reciprocal money market deposits of $274.8 million and $267.9 million, respectively.

Time deposits amounted to $801.8 million at September 30, 2015, down by $72.3 million, or 8%, from the balance at December 31, 2014.  Included in time deposits at September 30, 2015 were out-of-market wholesale brokered time certificates of deposit of $267.6 million, which were down by $31.6 million from the balance at December 31, 2014, as noted above. Excluding out-of-market brokered certificates of deposits, in-market time deposits totaled $534.3 million at September 30, 2015, down by $40.7 million, or 7%, from December 31, 2014. Included in in-market time deposits were CDARS reciprocal time deposits of $76.7 million and $85.1 million, respectively, at September 30, 2015 and December 31, 2014.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to originate and purchase loans. FHLBB advances amounted to $381.6 million at September 30, 2015, down by $24.6 million from the balance at the end of 2014.

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

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 69% of total average assets in the nine months ended September 30, 2015.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the nine months ended September 30, 2015.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

For the nine months ended September 30, 2015, net cash provided by financing activities amounted to $41.3 million. Deposit inflows were offset, in part, by net cash outflows associated with FHLBB advances and cash dividends paid. Net cash used in investing activities totaled $59.8 million for the nine months ended September 30, 2015. The most significant elements of cash flow within investing activities were net outflows related to growth in the loan portfolio and purchases of available for sale debt securities, which were offset by net cash inflows from maturities, calls and principal repayments of debt securities. Investing activities also includes net cash used to acquire Halsey of $1.7 million. Net cash provided by operating activities amounted to $48.2 million for the nine months ended September 30, 2015. Net income totaled $32.7 million in the first nine months of 2015 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertain to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $370.5 million at September 30, 2015, up by $24.2 million from December 31, 2014, including net income of $32.7 million, $5.4 million of shares issued for the acquisition of Halsey and a reduction of $17.4 million for dividend declarations.

The ratio of total equity to total assets amounted to 10.08% at September 30, 2015 compared to a ratio of 9.65% at December 31, 2014.  Book value per share at September 30, 2015 and December 31, 2014 amounted to $21.82 and $20.68, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of September 30, 2015, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.”

See Note 11 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at September 30, 2015:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$381,649	$153,783	$120,724	$60,376	$46,766
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	38,695	3,127	5,540	4,121	25,907
Software licensing arrangements	1,765	1,539	226	—	—
Other borrowings	97	51	46	—	—
Total contractual obligations	$444,887	$158,500	$126,536	$64,497	$95,354

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$349,044	$164,261	$72,110	$59,795	$52,878
Home equity lines	211,566	—	—	—	211,566
Other loans	46,026	41,993	2,683	1,350	—
Standby letters of credit	6,214	5,809	405	—	—
Forward loan commitments to:
Originate loans	72,788	72,788	—	—	—
Sell loans	103,807	103,807	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	272,565	20,656	29,243	51,321	171,345
Mirror swaps with counterparties	272,565	20,656	29,243	51,321	171,345
Risk participation-in agreement	7,999	—	—	—	7,999
Interest rate risk management contract:
Interest rate swap	14,433	14,433	—	—	—
Total commitments	$1,357,007	$444,403	$133,684	$163,787	$615,133

Off-Balance Sheet Arrangements
For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 12 and 18 to the Unaudited Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2015 and December 31, 2014, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2015 and December 31, 2014.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2015		December 31, 2014
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.33)%	(4.62)%	(0.93)%	(3.43)%
100 basis point rate increase	1.56	2.13	1.15	0.87
200 basis point rate increase	4.23	6.33	3.37	3.66
300 basis point rate increase	6.92	10.16	5.67	6.30

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2015 and December 31, 2014 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government sponsored enterprise securities (callable)	$312	($5,030)
Obligations of states and political subdivisions	331	(646)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2,776	(14,015)
Trust preferred debt and other corporate debt securities	70	565
Total change in market value as of September 30, 2015	$3,489	($19,126)
Total change in market value as of December 31, 2014	$4,777	($20,218)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2015.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal control over financial reporting during the period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued its Internal Control - Integrated Framework (the “2013 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Corporation will complete the adoption of the 2013 Framework during the fourth quarter of 2015.

As previously disclosed, in the third quarter of 2015, the Corporation completed its acquisition of Halsey. The Corporation has not yet completed the documentation, evaluation and testing of Halsey’s internal controls over financial reporting, which is ongoing.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On August 1, 2015, the Corporation completed the acquisition of Halsey Associates, Inc., a registered investment adviser firm located in New Haven, Connecticut. In connection with the closing, the Corporation issued 136,543 shares of common stock at a price equal to $39.77. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, based on the manner of the offering and the nature of the offerees.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Form and terms of Split-Dollar Agreement with certain executive officers - Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 5, 2015	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 5, 2015	By:	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	Form and terms of Split-Dollar Agreement with certain executive officers - Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

____________________

(1)	Management contract or compensatory plan or arrangement.

(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.