Form 10-K
period 2015-12-31
WASHINGTON TRUST BANCORP INC
filed 2016-03-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2015 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 BROAD STREET, WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     401-348-1200
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.0625 PAR VALUE PER SHARE	THE NASDAQ STOCK MARKET LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2015 was $572,663,277 based on a closing sales price of $39.48 per share as reported for the NASDAQ OMX®, which includes $19,711,662 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 29, 2016 was 17,023,451.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 28, 2016 for the Annual Meeting of Shareholders to be held May 10, 2016 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2015

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

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; additional government intervention in the U.S. financial system; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectability, default and charge-off rates; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; the ability to fully realize the expected financial results from the Halsey Associates, Inc. (“Halsey”) acquisition; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

ITEM 1.  Business.

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

Through its subsidiaries, the Bancorp offers a comprehensive product line of banking and financial services to individuals and businesses, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its automated teller machine (“ATM”) networks; and its Internet website at www.washtrust.com. The Bancorp’s common stock is traded on the NASDAQ OMX® Market under the symbol “WASH.”

The accounting and reporting policies of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  At December 31, 2015, Washington Trust had total assets of $3.8 billion, total deposits of $2.9 billion and total shareholders’ equity of $375.4 million.

Business Segments
Washington Trust manages its operations through two business segments: Commercial Banking and Wealth Management Services.  Activity not related to the segments, including activity related to the investment securities portfolio, wholesale matters and administrative units are considered Corporate.  See Note 18 to the Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
Lending Activities
Washington Trust’s total loan portfolio amounted to $3.0 billion, or 80% of total assets, at December 31, 2015. The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount, and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds, and government regulations.

Commercial Loans
Commercial lending represents a significant portion of the Bank’s loan portfolio.  Commercial loans fall into two major categories: commercial real estate and commercial and industrial loans.

Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial real estate loans frequently involve larger loan balances to single borrowers or groups of related borrowers. The Bank’s commercial real estate loans are secured by a variety of property types, such as office buildings, retail facilities, commercial mixed use, multi-family dwellings, lodging and industrial and warehouse properties. At December 31, 2015, commercial real estate loans represented 64% and 35%, respectively, of the commercial loan and total loan portfolios.

Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loan portfolio is also collateralized by real estate.  Commercial and industrial loans also include tax exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. The Bank’s commercial and industrial loan portfolio includes loans to business sectors such as healthcare/social assistance, owner occupied and other real estate, manufacturing, retail trade, professional services, entertainment and recreation, public administration, accommodation and food services, construction businesses, and wholesale trade businesses. At December 31, 2015, commercial and industrial loans represented 36% and 20%, respectively, of the commercial loan and total loan portfolios.

The commercial loan portfolio represented 55% of total loans at December 31, 2015. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks. Washington Trust also participates from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Occasionally, the guaranteed portion of Small Business Administration (“SBA”) loans are sold to investors.

Residential Real Estate Loans
The residential real estate loan portfolio consists of mortgage and homeowner construction loans secured by one- to four-family residential properties and represented 34% of total loans at December 31, 2015.  Residential real estate loans are primarily originated by commissioned mortgage originator employees. Residential real estate loans are originated both for sale in the secondary market as well as for retention in the Bank’s loan portfolio.  Loan sales to the secondary market provide funds for additional lending and other banking activities.  Loans originated for sale in the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate loans are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In 2015, residential mortgage loan originations for retention in portfolio amounted to $234.9 million, while loans originated for sale in the secondary market, including loans originated in a broker capacity, totaled $523.8 million.

Also included in the residential real estate mortgage portfolio are purchased mortgage loans secured by one- to four-family residential properties in southern New England and other states. These loans were purchased from other financial institutions prior to March 2009 and were individually underwritten by us at the time of purchase using standards similar to those employed for our self-originated loans. At December 31, 2015, purchased residential mortgages represented 3% and 1%, respectively, of the total residential real estate mortgage and total loan portfolios.

Consumer Loans
The consumer loan portfolio represented 11% of total loans as of December 31, 2015.  Consumer loans include home equity loans and lines of credit and personal installment loans.  Home equity lines and home equity loans represent 88% of the total consumer portfolio at December 31, 2015.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

Washington Trust also purchases loans to individuals secured by general aviation aircraft. These loans are individually underwritten by us at the time of purchase using standards similar to those employed for self-originated consumer loans. At December 31, 2015, these purchased loans represented 10% and 1%, respectively, of the total consumer loan and total loan portfolios.

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

The credit risk management function is conducted independently of the lending groups. Credit risk management is responsible for oversight of the commercial loan rating system, determining the adequacy of the allowance for loan losses and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio to ensure compliance with the credit policy.  In addition, it is responsible for managing nonperforming and classified assets.  The criticized loan portfolio, which consists of commercial loans that are risk rated special mention or worse, are monitored by management, focusing on the current status and strategies to improve the credit.  An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications.  This review is supplemented with selected targeted reviews of the commercial loan portfolio.  Various techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans, along with selected targeted reviews within these portfolios.  Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio.  LTV is determined via statistical modeling analyses.  The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts.

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

Deposit Activities
At December 31, 2015, total deposits amounted to $2.9 billion. Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of deposit products with a range of interest rates and terms to consumer, commercial, non-profit and municipal deposit customers.  Washington Trust’s deposit accounts consist of interest-bearing checking, noninterest-bearing checking, savings, money market and certificates of deposit.  A variety of retirement deposit accounts are offered to personal and business customers.  Additional deposit services provided to customers include debit cards, ATMs, telephone banking, Internet banking, mobile banking, remote deposit capture and other cash management services. From time to time, brokered time deposits from out-of-market institutional sources are utilized as part of our overall funding strategy.

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

Wealth Management Services
Washington Trust provides a broad range of wealth management services to personal and institutional clients and mutual funds.  These services include investment management; financial planning; personal trust and estate services, including services as trustee, personal representative, custodian and guardian; and settlement of decedents’ estates.  Institutional trust services are also provided, including custody and fiduciary services.  Wealth management services are primarily provided through the Bank and its registered investment adviser subsidiaries.  See additional information under the caption “Subsidiaries.”

At December 31, 2015, wealth management assets under administration totaled $5.8 billion. These assets are not included in the Consolidated Financial Statements. Washington Trust’s wealth management business generated revenues totaling $35.4 million in 2015, representing 22% of total revenues.  A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees and mutual fund fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

Investment Securities Portfolio
Washington Trust’s investment securities portfolio amounted to $395.1 million, or 10% of total assets, at December 31, 2015 and is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.  See Note 5 to the Consolidated Financial Statements for additional information.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  At December 31, 2015, the Corporation’s investment securities portfolio consisted of obligations of U.S. government agencies and government-sponsored enterprises, including mortgage-backed securities; municipal securities; individual name issuer trust preferred debt securities; and corporate debt securities.

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

Wholesale Funding Activities
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The Bank utilizes advances from the FHLBB to meet short-term liquidity needs, and also to fund additions to the securities portfolio and loan growth.  As a member of the FHLBB, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  At December 31, 2015, the Bank had advances payable to the FHLBB of $379.0 million. In addition the Bank had borrowing capacity remaining of $644.8 million, as well as a $40.0 million unused line of credit with the FHLBB at December 31, 2015.  The Bank pledges certain qualified investment securities and loans as collateral to the FHLBB. See Note 12 to the Consolidated Financial Statements for additional information.

Additional funding sources are available through the Federal Reserve Bank of Boston and in other forms of borrowing, such as securities sold under repurchase agreements. As noted above under the heading “Deposit Activities,” the Corporation also utilizes out-of-market brokered time deposits as part of its overall funding program.

Subsidiaries
The Bancorp’s subsidiaries include the Bank and Weston Securities Corporation (“WSC”).  In addition, as of December 31, 2015, the Bancorp also owned all of the outstanding common stock of WT Capital Trust I and WT Capital Trust II, special purpose finance entities formed with the sole purpose of issuing trust preferred debt securities and investing the proceeds in junior subordinated debentures of the Bancorp.  See Note 12 to the Consolidated Financial Statements for additional information.

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

The Bank has two registered investment adviser subsidiaries, Weston Financial Group, Inc. (“Weston Financial”) and Halsey Associates, Inc. (“Halsey”). Weston Financial and its broker-dealer and insurance agency subsidiaries were acquired by the Bancorp in August 2005. Weston Financial is located in Wellesley, Massachusetts.  Halsey was acquired by the Bancorp in August 2015 and is located in New Haven, Connecticut. The acquisitions of Weston Financial and Halsey expanded the geographic reach of Washington Trust’s wealth management business.

The Bank also has a mortgage banking subsidiary, Washington Trust Mortgage Company LLC (“WTMC”) that is licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. See “-Supervision and Regulation-Consumer Protection Regulation-Mortgage Reform” for a discussion of certain regulations that apply to WTMC. Washington Trust’s mortgage origination business conducted in most of our residential mortgage lending offices located outside of Rhode Island is performed by this Bank subsidiary.

The Bank has other subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  The Bank also has a limited liability company subsidiary that serves as a special limited partner responsible for certain administrative functions associated with the Bank’s investment in two real estate limited partnerships.

Weston Securities Corporation
WSC is a licensed broker-dealer that markets several investment programs, including mutual funds and variable annuities, primarily to Weston Financial clients.  WSC acts as the principal distributor to a group of mutual funds for which Weston Financial is the investment adviser.

Market Area
Washington Trust is headquartered in Westerly in Washington County, Rhode Island.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2015, the Bank had 10 branch offices located in southern Rhode Island (Washington County), 9 branch offices located in the greater Providence area in Rhode Island and 1 branch office located in southeastern Connecticut.  We continue our expansion efforts into the greater Providence area as both the population and number of businesses in Providence County far exceed those in southern Rhode Island. We opened a new full-service branch in Providence, Rhode Island in January 2016 and plan to open another full-service branch in Coventry, Rhode Island in 2017.

Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  In addition to branch offices, the Bank has a commercial lending office at its main office and in the financial district of Providence, Rhode Island. As of December 31, 2015, Washington Trust has 6 residential mortgage lending offices: 3 located in eastern Massachusetts (Sharon, Burlington and Braintree), 2 Connecticut offices (Glastonbury and Darien) and a Warwick, Rhode Island office.

Washington Trust provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island, Wellesley, Massachusetts and New Haven, Connecticut.

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

Employees
At December 31, 2015, Washington Trust had 582 employees consisting of 557 full-time and 25 part-time and other employees.  Management considers relations with its employees to be good.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance and a 401(k) plan. The Corporation maintains a tax-qualified defined benefit pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as described in these plans. Defined benefit pension plans were previously amended to freeze benefit accruals after a ten-year transition period ending in December 2023. See Note 16 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	41-42
II.	Investment Portfolio	47-50, 88
III.	Loan Portfolio	50-59, 92
IV.	Summary of Loan Loss Experience	59-62, 101
V.	Deposits	41, 105-106
VI.	Return on Equity and Assets	28
VII.	Short-Term Borrowings	106-108

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

Deposit Insurance.  The deposit obligations of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF.  The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution.  The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio, to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.  Assessment rates may also vary for certain institutions based on long-term debt issuer ratings, secured or brokered deposits.  Deposit premiums are based on assets.  To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate.  The FDIC has the power to adjust deposit insurance assessment rates at any time.  In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The Bank’s FDIC insurance expense in 2015 was $1.8 million.

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

Activities and Investments of Insured State-Chartered Banks.  Section 24 of the FDIA generally limits the types of equity investments an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks.  Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage via financial subsidiaries in certain activities that are permissible for subsidiaries of a financial holding company.  In order to form a financial subsidiary, a state-chartered bank must be well capitalized, and such banks must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements.

Brokered Deposits.  Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.”  Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. At December 31, 2015, the Bank had brokered deposits in excess of 10% of total deposits.

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

Lending Restrictions.  Federal law limits a bank’s authority to extend credit to its directors, executive officers and 10% or more shareholders, as well as to entities controlled by such persons.  Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons.  Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction.  Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, be approved by a majority of the disinterested directors of the Bank.

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

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Common equity Tier 1 generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.  Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations.  However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital.  The Bancorp’s currently outstanding trust preferred securities were grandfathered under this rule. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Bancorp was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Bancorp has made this election.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1 and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned one of several categories of risk weights based primarily on relative risk.  Under the Federal Reserve’s rules applicable to the Bancorp and the FDIC’s capital rules applicable to the Bank, the Bancorp and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio requirement of 4%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

A bank holding company, such as the Bancorp, is considered “well capitalized” if the bank holding company (i) has a total risk-based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  In addition, under the FDIC’s prompt corrective action rules, an FDIC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

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

Restrictions on Bank Holding Company Dividends.  The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice.  The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, under the Federal Reserve’s capital rule, the Bancorp’s ability to pay dividends is restricted if it does not maintain the required capital buffer.  See “-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.

Restrictions on Bank Dividends.  The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.  Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations. Reference is made to Note 13 to the Consolidated Financial Statements for additional discussion of the Bancorp and the Bank’s ability to pay dividends.

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

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan and allows borrowers to assert violations of certain provisions of the Truth in Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, CFPB’s qualified mortgage rule (the “QM Rule”), requires creditors, such as Washington Trust, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling.

Privacy and Customer Information Security.  The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures.  However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy polices and practices since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of the information is reasonably possible.  Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach.  Congress continues to consider federal legislation that would require consumer notice of data security breaches.  In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents.  Pursuant to the FACT Act, the Bank had to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Additionally, the FACT Act amends the

Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering
The Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000.  In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis.  In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.  In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

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

Regulation of Other Activities
Registered Investment Adviser and Broker-Dealer. WSC is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).  WSC is subject to extensive regulation, supervision, and examination by the U.S. Securities and Exchange Commission (“SEC”), FINRA and the Commonwealth of Massachusetts. WSC acts as the underwriter and principal distributor to a group of open-end mutual funds currently offering four diversified series of shares, for which Weston Financial is the investment adviser. Weston Financial is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and is subject to extensive regulation, supervision, and examination by the SEC and the Commonwealth of Massachusetts, including those related to sales methods, trading practices, the use and safekeeping of customers’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Each of the mutual funds for which Weston Financial acts an investment adviser is registered with the SEC under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and subject to requirements thereunder.  Shares of each mutual fund are registered with the SEC under the Securities Act of 1933, as amended, and are qualified for sale (or exempt from such qualification) under the laws of each state, the District of Columbia and the U.S. Virgin Islands to the extent such shares are sold in any of those jurisdictions.

Halsey is registered as an investment adviser with the SEC under the Investment Advisers Act, and is subject to extensive regulation, supervision, and examination by the SEC and the State of Connecticut, including those related to sales methods, trading practices, the use and safekeeping of customers’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

As investment advisers, Weston Financial and Halsey are subject to the Investment Advisers Act and any regulations promulgated thereunder, including fiduciary, recordkeeping, operational and disclosure obligations.  In addition, an adviser or subadvisor to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the “Code”).

The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Weston Financial and Halsey from conducting business in the event it fails to comply with such laws and regulations.  Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines.

Mortgage Lending. WTMC, formed in 2012, is a mortgage banking subsidiary of the Bank and licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. WTMC is subject to the regulation, supervision and examination by the banking divisions in each of these states. See “-Consumer Protection Regulation” and “-Consumer Protection Regulation-Mortgage Reform” above for a description of certain regulations that apply to WTMC.

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds.  The Dodd-Frank Act prohibits banking organizations, such as the Bancorp, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the “Volcker Rule.”  Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions.  The Volcker Rule restrictions apply to the Bancorp, the Bank and all of their subsidiaries and affiliates.

ERISA.  The Bank, Weston Financial and Halsey are each also subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, to the extent it is a “fiduciary” under ERISA with respect to some of its clients.  ERISA and related provisions of the Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of the Bank, Weston Financial or Halsey, as applicable, as well as certain transactions by the fiduciaries (and several other related parties) to such plans.

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

We periodically make a determination of an allowance for loan losses based on available information, including, but not limited to, the quality of the loan portfolio, certain economic conditions, the value of the underlying collateral and the level of nonaccrual and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, changes to previous assumptions, or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional expense.

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
Our consolidated results of operations depend, to a large extent, on net interest income, which is the difference between interest income from interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. We have adopted asset and liability management policies to mitigate the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.

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
At December 31, 2015, commercial loans represented 55% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

Environmental liability associated with our lending activities could result in losses.
In the course of business, we may acquire, through foreclosure, properties securing loans we have originated that are in default. While we believe that our credit granting process incorporates appropriate procedures for the assessment of environmental contamination risk, there is a risk that material environmental violations could be discovered on these properties, particularly with respect to commercial loans secured by real estate. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of this remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

We have credit and market risk inherent in our securities portfolio.
We maintain a diversified securities portfolio, which includes obligations of U.S. government agency and government-sponsored enterprises, including mortgage-backed securities; municipal securities; individual name issuer trust preferred debt securities; and corporate debt securities.  We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities.  The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, even those with no apparent credit exposure.  The valuation of our securities requires judgment and as market conditions change security values may also change.

Market conditions and economic trends in the real estate market may adversely affect our industry and our business.
We were particularly affected by downturns in the U.S. real estate market following the 2008 financial crisis. Depressed property values and increased delinquencies and foreclosures, may continue to have a negative impact on the credit performance of loans secured by real estate resulting in significant write-downs of assets by many financial institutions as the values of real estate collateral supporting many loans have declined significantly. In addition, a deterioration in the economy or increased levels of unemployment, among other factors, could lead to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure would be made more complex by these difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

We also originate residential mortgage loans for sale into the secondary market.  Revenues from mortgage banking activities represented 6% of our total revenues for 2015.  These revenues are largely dependent on mortgage origination and sales volume.  Changes in interest rates and the condition of housing markets, which are beyond our control, could adversely impact the volume of residential mortgage originations and related mortgage banking revenues.

Weakness or deterioration in the southern New England economy could adversely affect our financial condition and results of operations.
We primarily serve individuals and businesses located in southern New England. As a result, a significant portion of our earnings are closely tied to the economy of this region. Weakening or deterioration in the economy of southern New England could result in the following consequences:

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
We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the FDIC, RI Division of Banking and the Connecticut Department of Banking. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC, RI Division of Banking and the Connecticut Division of Banking have the power to issue consent orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies.

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

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See “Business-Supervision and Regulation.”

We have become subject to more stringent capital requirements.
The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. As of January 1, 2015, we are required to comply with the Final Capital Rule. The Final Capital Rule requires bank and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, a minimum Tier 1 capital ratio of 6% of risk-weighted assets, a total capital ratio of 8% of risk-weighted assets, and a leverage ratio of 4%. In addition, in connection with implementing the Final Capital Rule, the FDIC revised its prompt corrective action regulations for state nonmember banks to require a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increased the minimum Tier 1 capital ratio for a “well capitalized” institution from 6% to 8% for FDIC supervised institutions. Additionally, subject to a transition period, the Final Capital Rule requires a bank and bank holding companies to maintain a 2.5% common equity Tier 1 capital conservation buffer above the minimum risk based capital requirements for “adequately capitalized” institutions to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Bank and the Bancorp met these requirements as of December 31, 2015. The Final Capital Rule permanently grandfathered trust preferred securities issued before May 19, 2010 subject to a limit of 25% of Tier 1 capital. The Final Capital Rule increased the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the previous capital treatment of residential mortgages. Under the Final Capital Rule, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. We made this election. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

Market changes may adversely affect demand for our services and impact results of operations.
Channels for servicing our customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiples product lines. We compete with larger providers who are rapidly evolving their service channels and escalating the costs of evolving the service process. We have a process for evaluating the profitability of our branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.

Risks Related to Our Wealth Management Business
Our wealth management business is highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.
We offer wealth management services through the Bank,Weston Financial and Halsey. Weston Financial and Halsey are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. We are also subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days notice. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

The market value of wealth management assets under administration may be negatively affected by changes in economic and market conditions.
Revenues from wealth management services represented 22% of our total revenues for 2015.  A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities.  Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

We may not be able to attract and retain wealth management clients.
Due to strong competition, our wealth management business may not be able to attract and retain clients.  Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies.  Many of our competitors have greater resources than we have.

Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities.  If we are not successful, our results of operations and financial condition may be negatively impacted.

Wealth management revenues are primarily derived from investment management (including mutual funds), trustee and personal representative fees and financial planning services.  Most of our investment management clients may withdraw funds from accounts under management generally at their sole discretion.  Financial planning contracts must typically be renewed on an annual basis and are terminable upon relatively short notice.  The financial performance of our wealth management business is a significant factor in our overall results of operations and financial condition.

Risks Related to Our Operations
We may suffer losses as a result of operational risk, cyber security risk, or technical system failures.
We are subject to certain operational risks, including, but not limited to, the risk of electronic fraudulent activity due to cyber criminals targeting bank accounts and other customer information, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone, and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties. Our technologies, systems, networks and our customers’ devices have been or are likely to continue to be the target of cyber-attacks, computer viruses, malicious code, phishing attacks or attempted information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary, and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated and services and operations may be interrupted. A security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure and harm to our reputation. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Risks Related to Valuation Matters and Accounting Standards
If we are required to write-down goodwill recorded in connection with our acquisitions, our profitability would be negatively impacted.
Applicable accounting standards require us to use the purchase method of accounting for all business combinations.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  At December 31, 2015, we had $64.1 million of goodwill on our balance sheet.  Goodwill must be evaluated for impairment at least annually.  A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. Write-downs of the amount of any impairment, if necessary, would be charged to the results of operations in the period in which the impairment occurs.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which would have an adverse effect on our financial condition and results of operations.

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

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 2.  Properties.
Washington Trust is headquartered at 23 Broad Street, in Westerly, in Washington County, Rhode Island. As of December 31, 2015, the Bank has 10 branch offices located in southern Rhode Island (Washington County), 9 branch offices located in the greater Providence area in Rhode Island and 1 branch office located in southeastern Connecticut. Washington Trust opened a new full-service branch in Providence, Rhode Island, in January 2016 and expects to open another full-service branch in Coventry, Rhode Island, in 2017.

As of December 31, 2015, Washington Trust also has a commercial lending office located in the financial district of Providence, Rhode Island and 6 residential mortgage lending offices that are located in eastern Massachusetts (Sharon, Burlington and Braintree), in Glastonbury and Darien, Connecticut and in Warwick, Rhode Island. Washington Trust provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island, Wellesley, Massachusetts and New Haven, Connecticut. Washington Trust has two operations facilities and a corporate office located in Westerly, Rhode Island, as well as an additional corporate office located in East Greenwich, Rhode Island.

At December 31, 2015, 9 of the Corporation’s facilities were owned, 23 were leased and 1 branch office was owned on leased land.  Lease expiration dates range from 4 months to 25 years with renewal options on certain leases of 6 months to 25 years.  All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

In addition to the locations mentioned above, the Bank has two owned offsite-ATMs in leased spaces.  The terms of one of these leases are negotiated annually.  The term for the second offsite-ATM leased space expires in 4 years with no renewal option.

The Bank also operates ATMs located in retail stores and other locations primarily in Rhode Island and to a lesser extent in southeastern Connecticut. These ATMs are branded with the Bank’s logo and are operated under contracts with a third party vendor.

For additional information regarding premises and equipment and lease obligations see Notes 8 and 21 to the Consolidated Financial Statements.

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

The following table summarizes quarterly high and low stock price ranges, the end of quarter closing price and dividends paid per share for the years ended December 31, 2015 and 2014:

	Quarters
2015	1	2	3	4
Stock Prices:
High	$40.49	$41.06	$42.25	$41.35
Low	36.24	35.65	36.84	36.76
Close	38.19	39.48	38.45	39.52

Cash dividend declared per share	$0.34	$0.34	$0.34	$0.34

	Quarters
2014	1	2	3	4
Stock Prices:
High	$38.40	$38.45	$38.10	$41.10
Low	31.46	32.77	32.99	32.20
Close	37.47	36.77	32.99	40.18

Cash dividend declared per share	$0.29	$0.29	$0.32	$0.32

At February 29, 2016, there were 1,726 holders of record of the Bancorp’s common stock.

The Bancorp will continue to review future common stock dividends based on profitability, financial resources and economic conditions.  The Bancorp (including the Bank prior to 1984) has recorded consecutive quarterly dividends for over 100 years.

The Bancorp’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank.  A discussion of the restrictions on the advance of funds or payment of dividends by the Bank to the Bancorp is included in Note 13 to the Consolidated Financial Statements.

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.” The Bancorp did not repurchase any shares during the fourth quarter of 2015.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) for the five years ended December 31.  The historical information set forth below is not necessarily indicative of future performance.

The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2010.  The total return assumes reinvestment of dividends.

For the period ending December 31,	2010	2011	2012	2013	2014	2015
Washington Trust Bancorp, Inc.	$100.00	$113.41	$129.80	$189.84	$211.83	$215.70
NASDAQ Bank Stocks	100.00	89.50	106.23	150.55	157.95	171.92
NASDAQ Stock Market (U.S.)	100.00	99.21	116.82	163.75	188.03	201.40

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

Selected Financial Data	(Dollars in thousands, except per share amounts)
At or for the years ended December 31,	2015	2014	2013	2012	2011
Financial Results:
Interest and dividend income	$125,750	$121,117	$116,348	$121,061	$121,346
Interest expense	21,768	21,612	24,563	30,365	36,391
Net interest income	103,982	99,505	91,785	90,696	84,955
Provision for loan losses	1,050	1,850	2,400	2,700	4,700
Net interest income after provision for loan losses	102,932	97,655	89,385	87,996	80,255
Noninterest income:
Net realized gains on sales of securities	—	—	—	1,223	698
Net other-than-temporary impairment losses on securities	—	—	(3,489)	(221)	(191)
Other noninterest income	58,340	59,015	65,569	64,212	52,257
Total noninterest income	58,340	59,015	62,080	65,214	52,764
Noninterest expense	96,929	96,847	98,785	102,338	90,373
Income before income taxes	64,343	59,823	52,680	50,872	42,646
Income tax expense	20,878	18,999	16,527	15,798	12,922
Net income	$43,465	$40,824	$36,153	$35,074	$29,724
Per Share Information ($):
Earnings per common share:
Basic	2.57	2.44	2.18	2.13	1.82
Diluted	2.54	2.41	2.16	2.13	1.82
Cash dividends declared (1)	1.36	1.22	1.03	0.94	0.88
Book value	22.06	20.68	19.84	18.05	17.27
Market value - closing stock price	39.52	40.18	37.22	26.31	23.86
Performance Ratios (%):
Return on average assets	1.19	1.23	1.17	1.16	1.02
Return on average equity	12.00	11.87	11.65	11.97	10.61
Equity to assets	9.95	9.65	10.34	9.62	9.18
Dividend payout ratio (2)	53.54	50.62	47.69	44.13	48.35
Asset Quality Ratios (%):
Total past due loans to total loans	0.58	0.63	0.89	1.22	1.22
Nonperforming loans to total loans	0.70	0.56	0.74	0.98	0.99
Nonperforming assets to total assets	0.58	0.48	0.62	0.83	0.81
Allowance for loan losses to nonaccrual loans	128.61	175.75	152.37	136.95	140.33
Allowance for loan losses to total loans	0.90	0.98	1.13	1.35	1.39
Net charge-offs to average loans	0.07	0.07	0.23	0.07	0.17
Capital Ratios (%):
Total risk-based capital ratio	12.58	12.56	13.29	13.26	12.86
Tier 1 risk-based capital ratio	11.64	11.52	12.12	12.01	11.61
Common equity Tier 1 capital ratio (3)	10.89	N/A	N/A	N/A	N/A
Tier 1 leverage capital ratio	9.37	9.14	9.41	9.30	8.70

(1)	Represents historical per share dividends declared by the Bancorp.

(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

(3)	New capital ratio effective January 1, 2015 under the Basel III capital requirements.

Selected Financial Data	(Dollars in thousands)
December 31,	2015	2014	2013	2012	2011
Assets:
Cash and cash equivalents	$97,631	$80,350	$85,317	$92,650	$87,020
Mortgage loans held for sale	38,554	45,693	11,636	50,056	20,340
Total securities	395,067	382,884	422,808	415,879	593,392
FHLBB stock	24,316	37,730	37,730	40,418	42,008
Loans:
Commercial	1,654,547	1,535,488	1,363,335	1,252,419	1,124,628
Residential real estate	1,013,555	985,415	772,674	717,681	700,414
Consumer	345,025	338,373	326,875	323,903	322,117
Total loans	3,013,127	2,859,276	2,462,884	2,294,003	2,147,159
Less allowance for loan losses	27,069	28,023	27,886	30,873	29,802
Net loans	2,986,058	2,831,253	2,434,998	2,263,130	2,117,357
Investment in bank-owned life insurance	65,501	63,519	56,673	54,823	53,783
Goodwill and identifiable intangible assets	75,519	62,963	63,607	64,287	65,015
Other assets	88,958	82,482	76,098	90,641	85,183
Total assets	$3,771,604	$3,586,874	$3,188,867	$3,071,884	$3,064,098
Liabilities:
Deposits:
Demand deposits	$537,298	$459,852	$440,785	$379,889	$339,809
NOW accounts	412,602	326,375	309,771	291,174	257,031
Money market accounts	823,490	802,764	666,646	496,402	406,777
Savings accounts	326,967	291,725	297,357	274,934	243,904
Time deposits	833,898	874,102	790,762	870,232	878,794
Total deposits	2,934,255	2,754,818	2,505,321	2,312,631	2,126,315
FHLBB advances	378,973	406,297	288,082	361,172	540,450
Junior subordinated debentures	22,681	22,681	22,681	32,991	32,991
Other liabilities	60,307	56,799	43,137	69,438	82,991
Total shareholders’ equity	375,388	346,279	329,646	295,652	281,351
Total liabilities and shareholders’ equity	$3,771,604	$3,586,874	$3,188,867	$3,071,884	$3,064,098

Asset Quality:
Nonaccrual loans	$21,047	$15,945	$18,302	$22,543	$21,237
Nonaccrual investment securities	—	—	547	843	887
Property acquired through foreclosure or repossession	716	1,176	932	2,047	2,647
Total nonperforming assets	$21,763	$17,121	$19,781	$25,433	$24,771

Wealth Management Assets:
Market value of assets under administration	$5,844,636	$5,069,966	$4,781,958	$4,199,640	$3,900,061

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2015	Q1	Q2	Q3	Q4	Year
	Interest and dividend income	$31,237	$31,510	$31,526	$31,477	$125,750
	Interest expense	5,535	5,482	5,529	5,222	21,768
	Net interest income	25,702	26,028	25,997	26,255	103,982
	Provision for loan losses	—	100	200	750	1,050
	Net interest income after provision for loan losses	25,702	25,928	25,797	25,505	102,932
	Noninterest income	14,020	15,261	13,913	15,146	58,340
	Noninterest expense	23,531	24,299	24,538	24,561	96,929
	Income before income taxes	16,191	16,890	15,172	16,090	64,343
	Income tax expense	5,181	5,387	4,964	5,346	20,878
	Net income	$11,010	$11,503	$10,208	$10,744	$43,465

	Weighted average common shares outstanding - basic	16,759	16,811	16,939	17,004	16,879
	Weighted average common shares outstanding - diluted	16,939	16,989	17,102	17,167	17,067
Per share information:	Basic earnings per common share	$0.65	$0.68	$0.60	$0.63	$2.57
	Diluted earnings per common share	$0.65	$0.68	$0.60	$0.62	$2.54
	Cash dividends declared per share	$0.34	$0.34	$0.34	$0.34	$1.36

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2014	Q1	Q2	Q3	Q4	Year
	Interest and dividend income	$29,290	$29,591	$30,331	$31,905	$121,117
	Interest expense	5,454	5,123	5,393	5,642	21,612
	Net interest income	23,836	24,468	24,938	26,263	99,505
	Provision for loan losses	300	450	600	500	1,850
	Net interest income after provision for loan losses	23,536	24,018	24,338	25,763	97,655
	Noninterest income	19,370	12,814	13,125	13,706	59,015
	Noninterest expense	29,292	22,448	22,047	23,060	96,847
	Income before income taxes	13,614	14,384	15,416	16,409	59,823
	Income tax expense	4,316	4,587	4,878	5,218	18,999
	Net income	$9,298	$9,797	$10,538	$11,191	$40,824

	Weighted average common shares outstanding - basic	16,626	16,678	16,714	16,735	16,689
	Weighted average common shares outstanding - diluted	16,800	16,831	16,855	16,911	16,872
Per share information:	Basic earnings per common share	$0.56	$0.59	$0.63	$0.67	$2.44
	Diluted earnings per common share	$0.55	$0.58	$0.62	$0.66	$2.41
	Cash dividends declared per share	$0.29	$0.29	$0.32	$0.32	$1.22

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

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the Corporation’s consolidated financial statements.  Management considers the following to be its critical accounting policies: the determination of the allowance for loan losses, the valuation of goodwill and identifiable intangible assets, the assessment of investment securities for other-than-temporary impairment and accounting for defined benefit pension plans.

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The level of the allowance is based on management’s ongoing review of the growth and composition of the loan portfolio, historical loss experience, estimated loss emergence period (the period from the event that triggers the eventual default until the actual loss is recognized with a charge-off), current economic conditions, analysis of asset quality and credit quality levels and trends, the performance of individual loans in relation to contract terms and other pertinent factors. A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  The methodology is described below:

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

For loans that are collectively evaluated, loss allocation factors are derived by analyzing historical loss experience by loan segment over an established look-back period deemed to be relevant to the inherent risk of loss in the portfolios. Loans are segmented by loan type, collateral type, delinquency status and loan risk rating, where applicable. These loss allocation factors are adjusted to reflect the loss emergence period. These amounts are supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by historical loss rates. These qualitative risk factors include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s loan review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

Because the methodology is based upon historical experience and trends, current economic data, as well as management’s judgment, factors may arise that result in different estimations. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loan losses.

Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

As of December 31, 2015, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

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

Washington Trust has two reporting units: the commercial banking segment and the wealth management services segment. For both segments of the Corporation, goodwill was assessed for impairment in 2015 by performing a discounted cash flow analysis (“income approach”) and utilizing estimates of selected market information (“market approach”).  The income approach measures the fair value of an interest in a business by discounting expected future cash flows to a present value.  The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.  The results of the income approach and the market approach were weighted equally.  Step 1 results of the 2015 impairment analysis indicated that the fair value significantly exceeded the carrying value for both reporting units.

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

These assumptions used in the impairment tests of goodwill and intangible assets are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which the Corporation uses to determine the carrying value of the Corporation’s goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives could adversely affect the Corporation’s results of operations. See Note 9 to the Consolidated Financial Statements for additional information.

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

Future adverse changes in market conditions, continued poor operating results of the issuer, projected adverse changes in cash flows, which might impact the collection of all principal and interest related to the security, or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

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

Defined Benefit Pension Plans
The determination of the defined benefit obligation and net periodic benefit cost related to our defined benefit pension plans requires estimates and assumptions such as discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates the assumptions annually and uses an actuarial firm to assist in making these estimates. Changes in assumptions due to market conditions, governing laws and regulations, or circumstances specific to the Corporation could result in material changes to defined benefit pension obligation and net periodic benefit cost. See Note 16 to the Consolidated Financial Statements for additional information.

Overview
Washington Trust offers a comprehensive product line of banking and financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its ATM networks; and its Internet website at www.washtrust.com.

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and other borrowings.  In addition, we generate noninterest income from a number of sources including wealth management services, mortgage banking revenues and deposit services.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, technology and other administrative expenses.

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

We continued to leverage our strong, statewide brand to build market share in Rhode Island and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. We opened a new full-service branch in Providence, Rhode Island, in January 2016 and expect to open another full-service branch in Coventry, Rhode Island, in 2017.

Acquisition of Halsey Associates, Inc.
On August 1, 2015, Washington Trust completed the acquisition of Halsey Associates, Inc., a registered investment adviser firm located in New Haven, Connecticut. Halsey specializes in providing investment counseling services to high-net-worth families, corporations, foundations and endowment clients. As of the acquisition date, Halsey had approximately $840 million of assets under administration. The cost to acquire Halsey included $1.7 million in cash, $5.4 million in the form of 136,543 shares of Washington Trust common stock and a $2.9 million contingent consideration liability for the estimated present value of future earn-outs to be paid, based on the future revenue growth of the acquired business during the 5-year period following the acquisition. The transaction resulted in the recognition of goodwill and intangible assets of $5.9 million and $7.5 million, respectively. Acquisition related expenses of $989 thousand were recognized in 2015. See Note 3 to the Consolidated Financial Statements for additional disclosure related to the Halsey acquisition.

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

Wealth management service revenues, which represented approximately 22% of total revenues in 2015, are largely dependent on the market value of wealth management assets under administration.  These values may be negatively affected by changes in economic conditions and volatility in the financial markets.

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

Composition of Earnings
Comparison of 2015 with 2014
Net income for the year ended December 31, 2015 amounted to $43.5 million, or $2.54 per diluted share, an increase of 6% and 5%, respectively, when compared to net income of $40.8 million and $2.41 per diluted share, in 2014. The returns on average equity and average assets for 2015 were 12.00% and 1.19%, respectively, compared to 11.87% and 1.23%, respectively, for 2014.

2015 results included the following transactions, which collectively reduced net income by $798 thousand, or $0.05 per diluted share:

•	The Corporation incurred acquisition related expenses totaling $989 thousand, after-tax $959 thousand, or $0.06 per diluted share.

•	Included in other income was a settlement payment for a trust preferred debt security previously held by Washington Trust, totaling $255 thousand, after-tax $161 thousand, or $0.01 per diluted share.

2014 results included the following transactions, which collectively reduced net income by $245 thousand, or $0.01 per diluted share:

•	On March 1, 2014, the Corporation sold its merchant processing business line to a third party. The sale resulted in a gain of $6.3 million, after-tax $4.0 million, or $0.24 per diluted share.

•
In connection with this sale, the Corporation incurred divestiture related costs of $355 thousand, after-tax $227 thousand, or $0.01 per diluted share. The majority of the divestiture costs were classified as salaries and employee benefit costs.

•	Washington Trust also prepaid FHLBB advances totaling $99.3 million, resulting in debt prepayment penalty expense of approximately $6.3 million, after-tax $4.0 million, or $0.24 per diluted share.

Excluding the above mentioned transactions, as well as the merchant processing fee revenue and expenses recognized prior to the consummation of the business line sale, increased profitability in 2015 reflected growth in net interest income, a decrease in the provision for loan losses, higher wealth management revenues, increased mortgage banking revenues, and higher loan related derivative income, which were partially offset by higher salaries and employee benefit costs.

Net interest income for 2015 increased by $4.5 million, or 4%, from 2014, reflecting growth in average loan balances. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.12% for 2015, compared to 3.28% for 2014. The decline in the net interest margin reflects lower yields on interest-earning assets as a result of the continued low interest rate environment.

The loan loss provision charged to earnings for 2015 amounted to $1.1 million, a decrease of $800 thousand from 2014. The level of provision in 2015 reflects management’s assessment of loss exposure, including a continuation of a relatively low level of charge-offs, a shift towards a higher concentration of residential and consumer loans in both delinquencies and nonaccrual loans, as well as loan loss allocations commensurate with growth in loan portfolio balances.

For 2015, wealth management revenues totaled $35.4 million, up by $2.0 million, or 6%, from 2014, reflecting an increase in asset-based revenues due to the August 2015 acquisition of Halsey.

Mortgage banking revenues, which includes gains and commissions on loan sales and mortgage servicing fee income, amounted to $9.9 million in 2015, up by $2.7 million, or 38%, from 2014 due to increased residential mortgage loan sales activity.

Loan related derivative income totaled $2.4 million in 2015, up by $1.3 million, or 115%, from 2014 due to a higher level of commercial borrower interest rate swap transactions executed during the year.

Salaries and employee benefit costs, the largest component of noninterest expenses, totaled $63.0 million for 2015 up by $4.5 million, or 8%, from 2014, reflecting changes in staffing levels in our wealth management and mortgage banking business lines, costs attributable to Halsey since the acquisition date and higher defined benefit pension costs.

Income tax expense amounted to $20.9 million for 2015, up by $1.9 million from 2014.  The effective tax rate for 2015 was 32.4%, compared to 31.8% for 2014.

Comparison of 2014 with 2013
Net income for the year ended December 31, 2014 amounted to $40.8 million, or $2.41 per diluted share, an increase of 13% and 12%, respectively, when compared to net income of $36.2 million and $2.16 per diluted share, in 2013. The returns on average equity and average assets for 2014 were 11.87% and 1.23%, respectively, compared to 11.65% and 1.17%, respectively, for 2013.

As mentioned above under the caption “Comparison of 2015 with 2014,” 2014 results included certain transactions, which reduced net income by $245 thousand, or $0.01 per diluted share.

2013 results included the following transactions, which collectively reduced net income by $2.7 million, or $0.15 per diluted share:

•
Other-than-temporary impairment (“OTTI”) losses of $3.5 million were recognized on pooled trust preferred debt securities. The net after-tax impact of this was $2.2 million, or $0.13 per diluted share. See additional disclosure regarding OTTI losses in the section in the section “Financial Condition” under the heading “Securities.”

•	Certain junior subordinated debentures were redeemed and as a result, unamortized debt issuance costs of $244 thousand, after-tax $156 thousand, or $0.01 per diluted share, were expensed.

•	Executive severance related expenses of $270 thousand, after-tax $173 thousand, or $0.01 per diluted share, were recognized.

•	Residential mortgage portfolio loans totaling $48.7 million were sold at a gain of $977 thousand, after-tax $626 thousand, or $0.04 per diluted share.

•	Debt prepayment penalty expense of $1.1 million, after-tax $721 thousand, or $0.04 per diluted share, was recognized.

Excluding these transactions, as well as the merchant processing fee revenue and expenses recognized prior to the consummation of the business line sale, increased profitability in 2014 as compared to 2013 reflected growth in net interest income, higher wealth management revenues, lower salaries and employee benefit costs and a decrease in the provision for loan losses, which were partially offset by declines in mortgage banking revenues.

Net interest income for 2014 increased by $7.7 million, or 8%, from 2013, largely due to growth in average loan balances and a reduction in funding costs. The net interest margin was 3.28% for 2014, unchanged from 2013.

The loan loss provision charged to earnings for 2014 amounted to $1.9 million, a decrease of $550 thousand from 2013. The level of the provision for loan losses was consistent with the trends in asset quality and credit quality indicators.

For 2014, wealth management revenues totaled $33.4 million, up by $1.6 million, or 5%, from 2013, largely due to an increase in asset-based revenues.

Mortgage banking revenues amounted to $7.2 million in 2014, down by $6.1 million, or 46%, from 2013, due to a decline in residential mortgage loan sales activity.

Salaries and employee benefit costs, the largest component of noninterest expenses, totaled $58.5 million for 2014 down by $1.5 million, or 3%, from 2013, primarily due to a reduction in defined benefit pension costs.

Income tax expense amounted to $19.0 million for 2014, up by $2.5 million from 2013. The effective tax rate for 2014 was 31.8%, compared to 31.4% for 2013.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, including activity related to the investment securities portfolio, wholesale funding matters and administrative units are considered Corporate.  The Corporate unit also includes the net gain on sale of business line, income from bank-owned life insurance (“BOLI”) and the residual impact of methodology allocations such as funds transfer pricing offsets. Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 18 to the Consolidated Financial Statements for additional disclosure related to business segments.

Comparison of 2015 with 2014
The Commercial Banking segment reported net income of $31.2 million in 2015, an increase of $3.6 million, or 13%, from 2014. Net interest income for this operating segment increased by $4.3 million, or 5%, from 2014, primarily due to a favorable shift in the mix of deposits to lower cost categories. The provision for loan losses totaled $1.1 million, down by $800 thousand from 2014, reflecting management’s assessment of loss exposure and credit quality trends. Noninterest income derived from the Commercial Banking segment totaled $20.6 million for 2015, up by $3.0 million, or 17%, from 2014. The increase in noninterest income was due to higher mortgage banking revenues and loan related derivative income, which was partially offset by a decrease in merchant processing fee revenue, due to the sale of this business line on March 1, 2014. The decrease in merchant processing fee revenue corresponded to a decline in merchant processing costs included in this operating segment’s noninterest expenses. Commercial Banking noninterest expenses for 2015, increased by $2.7 million, or 5%, from 2014, with increases in salaries and employee benefit costs, outsourced services and occupancy costs associated with a de novo branch opened in 2015, partially offset by lower merchant processing costs.

The Wealth Management Services segment reported 2015 net income of $4.8 million, a decrease of $1.3 million, or 22%, from 2014. Noninterest income derived from the Wealth Management Services segment was $35.4 million in 2015, up by $2.0 million, or 6%, compared to 2014.  This increase consisted of a $231 thousand, or 16%, decline in transaction-based revenues, which was offset by an increase of $2.3 million, or 7%, in asset-based revenues. Included in this segment’s noninterest income for 2015 were asset-based revenues of $1.6 million, generated by Halsey since the August 1, 2015 acquisition date. Noninterest expenses for the Wealth Management Services segment totaled $27.1 million for 2015, up by $3.6 million, or 15%, from 2014. Included in this segment’s noninterest expenses for 2015 were $989 thousand of acquisition related expenses. Excluding the acquisition related expenses, noninterest expenses were up by $2.6 million, or 11%, largely due to an increase in salaries and employee benefit costs, including costs attributable to Halsey since the acquisition date.

Net income attributable to the Corporate unit amounted to $7.5 million in 2015, compared to $7.1 million in 2014. The Corporate unit’s net interest income for 2015 increased by $243 thousand from 2014, largely due to a favorable change in net funds transfer pricing offsets with the Commercial Banking segment, as well as declining wholesale funding costs in 2015 compared to 2014. Noninterest income for the Corporate unit for 2015 decreased by $5.8 million, compared to

2014, primarily due to the $6.3 million gain recognized on the sale of the merchant processing services business line recognized in 2014, offset, in part, by the $255 thousand settlement payment received in 2015 for a trust preferred debt security previously held by Washington Trust. The Corporate unit’s noninterest expense for 2015 decreased by $6.2 million from 2014, due to a decrease in debt prepayment penalty expense. See additional discussion regarding these noninterest income and expense items in the “Overview” section under the caption “Composition of Earnings.”

Comparison of 2014 with 2013
The Commercial Banking segment reported net income of $27.6 million in 2014, an decrease of $1.3 million, or 5%, from 2013. Net interest income for this operating segment increased by by $867 thousand, or 1%, from 2013 and was impacted by lower yields on loans as well as narrower spreads in the funds transfer pricing allocation with the Corporate unit. The provision for loan losses totaled $1.9 million, down by $550 thousand from 2013, due to stable and favorable trends in asset quality and credit quality indicators. Noninterest income derived from the Commercial Banking segment totaled $17.6 million for 2014, down by $13.2 million, or 43%, from 2013. The decline in noninterest income was due to lower mortgage banking revenues and a decrease in merchant processing fee revenue, due to the sale of this business line on March 1, 2014. The decrease in merchant processing fee revenue corresponded to a decline in merchant processing costs included in this operating segment’s noninterest expenses. Commercial Banking noninterest expenses for 2014, decreased by $9.4 million, or 15%, from 2013, largely due to declines in merchant processing costs and salaries and employee benefit costs.

The Wealth Management Services segment reported 2014 net income of $6.1 million, a decrease of $220 thousand, or 3%, from 2013. Noninterest income derived from the Wealth Management Services segment was $33.4 million in 2014, up by $1.6 million, or 5%, compared to 2013.  This increase consisted of an $834 thousand, or 36%, decline in transaction-based revenues, which was offset by an increase of $2.4 million, or 8%, in asset-based revenues. Noninterest expenses for the Wealth Management Services segment totaled $23.5 million for 2014, up by $1.7 million, or 8%, from 2013, largely due to increases in salaries and employee benefit costs and outsourced services.

Net income attributable to the Corporate unit amounted to $7.1 million in 2014, compared to $861 thousand in 2013. The Corporate unit’s net interest income for 2014 increased by $6.9 million from 2013, largely due to a favorable change in net funds transfer pricing offsets with the Commercial Banking segment, as well as declining wholesale funding costs in 2014 compared to 2013. Noninterest income for the Corporate unit for 2014 increased by $8.6 million, compared to a year ago. This increase reflected the $6.3 million gain recognized on the 2014 sale of the merchant processing services business line and the $3.5 million other-than-temporary impairment loss recognized in 2013, offset, in part, by the 2013 residential mortgage portfolio sale gain of $977 thousand. The Corporate unit’s noninterest expense for 2014 increased by $5.7 million from 2013, due to an increase in debt prepayment penalty expense. See additional discussion regarding these noninterest income and expense items in the “Overview” section under the caption “Composition of Earnings.”

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

Comparison of 2015 with 2014
FTE net interest income for 2015 increased by $4.7 million, or 5%, from 2014. The net interest margin was 3.12% in 2015, compared to 3.28% in 2014.

Average interest-earning assets amounted to $3.4 billion for 2015, up by 10% from the average balance for 2014, primarily due to loan growth. The yield on average interest-earning assets in 2015 declined by 22 basis points from 2014, reflecting the impact of a sustained low interest rate environment.

Total average loans increased by $332.0 million, or 13%, from 2014, due to growth in average commercial and residential real estate mortgage loan balances. The yield on total loans for 2015 was 3.93%, down by 24 basis points from 2014. The contribution of loan prepayment fees and other fees to the yield on total loans was 4 basis points and 5 basis points, respectively, in 2015 and 2014. During 2015, yields on new loan originations have been below the average yield of the existing loan portfolio.

Total average securities for 2015 decreased by $21.9 million, from the average balance for 2014 and the FTE rate of return on securities for 2015 decreased by 45 basis points from 2014. These declines reflect maturities, calls and pay-downs of higher yielding securities combined with purchases of lower yielding securities.

In future periods, yields on loans and securities will be affected by the amount and composition of loan growth and additions to the securities portfolio, the runoff of existing portfolio balances and the level of market interest rates.

Average interest-bearing liabilities for 2015 increased by $267.6 million, or 11%, from the average balance for 2014, with increases in wholesale funding liabilities (FHLBB advances and out-of-market brokered time deposits) and in-market deposits. The cost of funds for 2015 declined by 8 basis points from 2014, reflecting declines in the rate paid on FHLBB advances and in-market time deposits.

The average balance of FHLBB advances for 2015 increased by $124.0 million, compared to the average balance for 2014. The average rate paid on such advances 2015 was 1.94%, compared to 2.80% in 2014. See additional discussion under the caption “Sources of Funds.”

Total average interest-bearing deposits for 2015 increased by $143.6 million from the average balance for 2014. This included an increase of $97.1 million in average out-of-market wholesale brokered time certificates of deposit. The average rate paid on wholesale brokered time deposits for 2015 increased by 16 basis points, compared to 2014.

Excluding the increase in wholesale brokered time deposits, average in-market interest-bearing deposits for 2015 grew by $46.5 million from the average balance for 2014, with growth in non-time deposit categories, partially offset by a decrease in average in-market time deposit balances. The average rate paid on in-market interest-bearing deposits for the year ended December 31, 2015 decreased by 7 basis points compared to 2014, largely due to lower rates on in-market time deposits.

The average balance of noninterest-bearing demand deposits for 2015 increased by $25.5 million, or 6%, from the average balance for 2014.

Comparison of 2014 with 2013
FTE net interest income for 2014 increased by $7.9 million, or 8%, from 2013. The net interest margin was 3.28% in 2014, unchanged from 2013.

Included in net interest income were the following transactions:

•
In March 2014, FHLBB advances totaling $99.3 million that had a weighted average rate of 3.01% and a weighted average remaining term of thirty-six months were prepaid. Brokered time deposits of $80.0 million and existing on-balance sheet liquidity were utilized for the prepayment of these advances. The brokered time deposits had an initial weighted average cost of 0.93% and weighted average maturity of 35 months.

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

Average interest-earning assets amounted to $3.1 billion for 2014, up by 8% from the average balance in 2013, primarily due to loan growth. The yield on average interest-earning assets in 2014 declined by 16 basis points from 2013.

Total average loans increased by $243.6 million, or 10%, led by growth in average residential real estate mortgage balances.  The yield on total loans for 2014 decreased by 18 basis points from 2013, reflecting the impact of a sustained low interest rate environment. The contribution of loan prepayment fees and other fees to the yield on total loans was 5 basis points in both 2014 and 2013. During 2014, yields on new loan originations were below the average yield of the existing loan portfolio.

Total average securities for 2014 increased by $4.6 million, or 1%, from 2013.  The FTE rate of return on securities for 2014 decreased by 36 basis points from 2013, due to maturities, call and pay-downs of higher yielding securities combined with purchases of lower yielding securities.

Average interest-bearing liabilities for 2014 increased by $171.3 million, or 7%, from 2013, due to deposit growth offset, in part, by a decrease in FHLBB advances. The cost of funds for 2014 declined by 19 basis points from 2013, largely due to declines in the rate paid on FHLBB advances and time deposits.

The average balance of FHLBB advances for 2014 decreased by $47.2 million, or 15%, compared to 2013. The average rate paid on such advances in 2014 was 2.80% compared to 3.30% in 2013.

Total average interest-bearing deposits in 2014 increased by $139.8 million from the average balances in 2013. This included an increase of $83.9 million in average out-of-market wholesale brokered time certificates of deposit. Excluding the increase in wholesale brokered time deposits, growth in average interest-bearing deposits was primarily due to increases in average money market account balances, partially offset by a decrease in average in-market time deposit balances. The average rate paid on interest-bearing deposits for the year ended December 31, 2014 decreased by 4 basis points compared to 2013, due to lower rates on time deposits, offset, in part, by higher rates on money market deposits.

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

Years ended December 31,	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial loans	$1,573,238	$62,128	3.95	$1,382,036	$59,421	4.30	$1,286,029	$59,387	4.62
Residential real estate loans, including mortgage loans held for sale	1,038,836	41,083	3.95	904,556	37,033	4.09	767,450	31,752	4.14
Consumer loans	340,889	12,885	3.78	334,368	12,758	3.82	323,847	12,304	3.80
Total loans	2,952,963	116,096	3.93	2,620,960	109,212	4.17	2,377,326	103,443	4.35
Cash, federal funds sold and short-term investments	69,169	138	0.20	65,045	128	0.20	72,726	158	0.22
FHLBB stock	34,349	953	2.77	37,730	561	1.49	38,238	148	0.39
Taxable debt securities	325,166	8,875	2.73	331,514	10,437	3.15	316,440	11,008	3.48
Nontaxable debt securities	39,751	2,408	6.06	55,283	3,267	5.91	65,708	3,889	5.92
Total securities	364,917	11,283	3.09	386,797	13,704	3.54	382,148	14,897	3.90
Total interest-earning assets	3,421,398	128,470	3.75	3,110,532	123,605	3.97	2,870,438	118,646	4.13
Noninterest-earning assets	226,623			210,746			208,463
Total assets	$3,648,021			$3,321,278			$3,078,901
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$37,168	$27	0.07	$12,988	$—	—	$4,461	$—	—
NOW accounts	356,713	209	0.06	311,927	190	0.06	291,705	183	0.06
Money market accounts	824,625	3,482	0.42	768,626	3,054	0.40	569,534	1,749	0.31
Savings accounts	301,652	196	0.06	291,880	182	0.06	288,892	186	0.06
Time deposits (in-market)	549,039	5,531	1.01	637,279	7,380	1.16	728,328	9,144	1.26
Wholesale brokered time deposits	284,448	3,697	1.30	187,325	2,131	1.14	103,401	1,158	1.12
FHLBB advances	398,866	7,746	1.94	274,879	7,698	2.80	322,118	10,643	3.30
Junior subordinated debentures	22,681	871	3.84	22,681	964	4.25	27,398	1,484	5.42
Other	110	9	8.18	157	13	8.28	581	16	2.75
Total interest-bearing liabilities	2,775,302	21,768	0.78	2,507,742	21,612	0.86	2,336,418	24,563	1.05
Demand deposits	458,369			432,857			384,323
Other liabilities	52,152			36,868			47,961
Shareholders’ equity	362,198			343,811			310,199
Total liabilities and shareholders’ equity	$3,648,021			$3,321,278			$3,078,901
Net interest income		$106,702			$101,993			$94,083
Interest rate spread			2.97			3.11			3.08
Net interest margin			3.12			3.28			3.28

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2015	2014	2013
Commercial loans	$1,867	$1,370	$963
Nontaxable debt securities	853	1,118	1,336
Total	$2,720	$2,488	$2,299

Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	2015/2014			2014/2013
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Commercial loans	$7,795	($5,088)	$2,707	$4,287	($4,253)	$34
Residential real estate loans, including mortgage loans held for sale	5,349	(1,299)	4,050	5,665	(384)	5,281
Consumer loans	257	(130)	127	391	63	454
Cash, federal funds sold and short-term investments	10	—	10	(16)	(14)	(30)
FHLBB stock	(54)	446	392	(2)	415	413
Taxable debt securities	(196)	(1,366)	(1,562)	507	(1,078)	(571)
Nontaxable debt securities	(940)	81	(859)	(615)	(7)	(622)
Corporate stocks	—	—	—	—	—	—
Total interest income	12,221	(7,356)	4,865	10,217	(5,258)	4,959
Interest on interest-bearing liabilities:
Interest-bearing demand deposits	—	27	27	—	—	—
NOW accounts	19	—	19	7	—	7
Money market accounts	254	174	428	713	592	1,305
Savings accounts	14	—	14	(4)	—	(4)
Time deposits (in-market)	(956)	(893)	(1,849)	(1,079)	(685)	(1,764)
Wholesale brokered time deposits	1,232	334	1,566	952	21	973
FHLBB advances	2,841	(2,793)	48	(1,448)	(1,497)	(2,945)
Junior subordinated debentures	—	(93)	(93)	(231)	(289)	(520)
Other	(4)	—	(4)	(18)	15	(3)
Total interest expense	3,400	(3,244)	156	(1,108)	(1,843)	(2,951)
Net interest income	$8,821	($4,112)	$4,709	$11,325	($3,415)	$7,910

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

The provision for loan losses charged to earnings amounted to $1.1 million, $1.9 million and $2.4 million in 2015, 2014 and 2013, respectively.

In 2015, net charge-offs totaled $2.0 million, or 0.07% of average loans, compared to $1.7 million, or 0.07% of average loans, in 2014. Net charge-offs were $5.4 million, or 0.23% of average loans, in 2013 and included a $4.0 million charge-off recognized on one commercial mortgage loan.

The allowance for loan losses was $27.1 million, or 0.90% of total loans, at December 31, 2015, compared to $28.0 million, or 0.98% of total loans, at December 31, 2014. See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

The reduction in the ratio of the allowance to total loans and the loan loss provision reflects management’s assessment of loss exposure, including a continuation of a relatively low level of charge-offs, a shift towards a higher concentration of residential and consumer loans in both delinquencies and nonaccrual loans, as well as loan loss allocations commensurate with growth in loan portfolio balances.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)				2015/2014		2014/2013
	Years Ended December 31,			Change		Change
	2015	2014	2013	$	%	$	%
Noninterest income:
Wealth management revenues	$35,416	$33,378	$31,825	$2,038	6%	$1,553	5%
Merchant processing fees	—	1,291	10,220	(1,291)	(100)	(8,929)	(87)
Mortgage banking revenues	9,901	7,152	13,293	2,749	38	(6,141)	(46)
Service charges on deposit accounts	3,865	3,395	3,256	470	14	139	4
Card interchange fees	3,199	3,057	2,788	142	5	269	10
Income from bank-owned life insurance	1,982	1,846	1,850	136	7	(4)	—
Net realized gains on securities	—	—	—	—	—	—	—
Loan related derivative income	2,441	1,136	951	1,305	115	185	19
Equity in earnings (losses) of unconsolidated subsidiaries	(293)	(276)	(107)	(17)	(6)	(169)	158
Net gain on sale of business line	—	6,265	—	(6,265)	(100)	6,265	100
Other income	1,829	1,771	1,493	58	3	278	19
Noninterest income, excluding other-than-temporary impairment losses	58,340	59,015	65,569	(675)	(1)	(6,554)	(10)
Total other-than-temporary impairment losses on securities	—	—	(294)	—	—	294	(100)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	(3,195)	—	—	3,195	(100)
Net impairment losses recognized in earnings	—	—	(3,489)	—	—	3,489	(100)
Total noninterest income	$58,340	$59,015	$62,080	($675)	(1)%	($3,065)	(5)%
Comparison of 2015 with 2014
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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)				2015/2014		2014/2013
	Years Ended December 31,			Change		Change
	2015	2014	2013	$	%	$	%
Wealth management revenues:
Trust and investment management fees	$30,149	$27,554	$25,224	$2,595	9%	$2,330	9%
Mutual fund fees	4,009	4,335	4,278	(326)	(8)	57	1
Asset-based revenues	34,158	31,889	29,502	2,269	7	2,387	8
Transaction-based revenues	1,258	1,489	2,323	(231)	(16)	(834)	(36)
Total wealth management revenues	$35,416	$33,378	$31,825	$2,038	6%	$1,553	5%

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)	2015	2014	2013
Balance at the beginning of year	$5,069,966	$4,781,958	$4,199,640
Acquisition of Halsey Associates, Inc. (Aug. 1, 2015)	839,994	—	—
Net investment (depreciation) appreciation & income	(95,228)	258,120	632,681
Net client cash flows	29,904	29,888	(50,363)
Balance at the end of year	$5,844,636	$5,069,966	$4,781,958

Wealth management revenues for 2015 were $35.4 million, up by $2.0 million, or 6%, from 2014, with an increase of $2.3 million in asset-based revenues offset, in part, by a $231 thousand decline in transaction-based revenues.  Included in 2015 were asset-based revenues of $1.6 million generated by Halsey since the August 1, 2015 acquisition date. Wealth Management assets under administration amounted to $5.8 billion at December 31, 2015, up by $774.7 million, or 15%, from the end of 2014. The growth in wealth management assets reflects the addition of $840 million in assets under administration associated with the Halsey acquisition, partially offset by net investment depreciation reflecting financial market declines during 2015. The decline in transaction-based revenues in 2015 was due to lower levels of estate settlement fees.

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

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Mortgage banking revenues totaled $9.9 million in 2015, up by $2.7 million, or 38%, from 2014. The increase in mortgage banking revenues reflected higher mortgage loan origination and sales activity, as well as management’s efforts to increase the amount of mortgage loans originated for sale as a percentage of total mortgage originations. Residential mortgages sold to the secondary market, including brokered loans, totaled $530.9 million and $313.4 million, respectively, in 2015 and 2014.

Loan related derivative income totaled $2.4 million in 2015, up by $1.3 million, or 115%, from 2014, largely due to increased commercial loan borrower demand for interest rate swap transactions.

Service charges on deposits for 2015 totaled $3.9 million, up by $470 thousand, or 14%, from 2014, primarily due to an increase in overdraft fees.

Comparison of 2014 with 2013
Wealth management revenues for 2014 were $33.4 million, up by $1.6 million, or 5%, from 2013. Transaction-based revenues decreased by $834 thousand, or 36%, in 2014, due to a decline in insurance commission income. This decrease was offset by an increase of $2.4 million, or 8%, in asset-based revenues in 2014. Wealth management assets under administration amounted to $5.1 billion at December 31, 2014, up by $288.0 million, or 6%, from the end of 2013, due primarily to net investment appreciation and income.

As previously mentioned, the Corporation sold its merchant processing services business line on March 1, 2014, resulting in a net gain on sale of business line of $6.3 million. Prior to the consummation of this business line sale, merchant processing fee revenues of $1.3 million and $10.2 million, respectively, were recognized in 2014 and 2013. See the discussion below regarding the corresponding merchant processing costs under the caption “Noninterest Expense.”

Card interchange fees (fee income related to debit card transactions) increased by $269 thousand, or 10%, from 2013, largely due to increased transaction volume.

Mortgage banking revenues totaled $7.2 million in 2014, down by $6.1 million, or 46%, from 2013, including the impact of a 2013 residential mortgage portfolio loan sale, in which loans totaling $48.7 million were sold from portfolio at a gain of $977 thousand. Excluding these transactions, the decline in mortgage banking revenues was due to a lower level of sales activity. Mortgage refinancing activity decreased in response to a rise in rates in the latter portion of 2013. In addition, regulatory changes that became effective in 2014 regarding underwriting standards for residential mortgages adversely affected the secondary market. Residential mortgages sold to the secondary market, including brokered loans and excluding the 2013 portfolio loan sale, totaled $313.4 million and $465.2 million, respectively, in 2014 and 2013.

Other noninterest income increased by $278 thousand, or 19%, in 2014, due to the recognition of merchant referral fee revenue of $180 thousand as described in Note 23 to the Consolidated Financial Statements and income of $160 thousand recognized as a result of a successful claim against a third-party.

There were no OTTI losses recognized on investment securities in 2014, compared to $3.5 million in 2013. See additional discussion of OTTI losses in the “Financial Condition” section under the caption “Securities” below.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)				2015/2014		2014/2013
	Years Ended December 31,			Change		Change
	2015	2014	2013	$	%	$	%
Noninterest expense:
Salaries and employee benefits	$63,024	$58,530	$60,052	$4,494	8%	($1,522)	(3)%
Net occupancy	7,000	6,312	5,769	688	11	543	9
Equipment	5,533	4,903	4,847	630	13	56	1
Merchant processing costs	—	1,050	8,682	(1,050)	(100)	(7,632)	(88)
Outsourced services	5,111	4,483	3,662	628	14	821	22
Legal, audit and professional fees	2,741	2,336	2,330	405	17	6	—
FDIC deposit insurance costs	1,846	1,762	1,761	84	5	1	—
Advertising and promotion	1,526	1,546	1,464	(20)	(1)	82	6
Amortization of intangibles	904	644	680	260	40	(36)	(5)
Debt prepayment penalties	—	6,294	1,125	(6,294)	(100)	5,169	459
Acquisition related expenses	989	—	—	989	100	—	—
Other	8,255	8,987	8,413	(732)	(8)	574	7
Total noninterest expense	$96,929	$96,847	$98,785	$82	—%	($1,938)	(2)%

Comparison of 2015 with 2014
For 2015, salaries and employee benefit expense totaled $63.0 million, up by $4.5 million, or 8%, from 2014. Included in salaries and benefits expense for 2015 were $745 thousand of costs attributable to Halsey since the August 1, 2015 acquisition date. The overall increase in salaries and employee benefit costs reflects higher staffing costs in our wealth management and mortgage banking business lines, as well as an $899 thousand increase in defined benefit pension plan costs reflecting a lower discount rate in 2015 compared to 2014.

Net occupancy expense for 2015 increased by $688 thousand, or 11%, compared to 2014, including increased rental expense and other occupancy costs associated with a de novo branch opened in the first quarter of 2015.

Equipment expense for 2015 increased by $630 thousand, or 13%, from 2014, reflecting additional investments in technology.

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

Outsourced services totaled $5.1 million in 2015, up by $628 thousand, or 14%, from 2014, reflecting volume-related increases in third party card processing service costs and loan related derivative transactions execution costs, as well as the expansion of outsourced services utilized in support of deposit products.

Legal, audit and professional fees totaled $2.7 million, up by $405 thousand, or 17%, from 2014, including approximately $225 thousand in audit and consulting fees associated with non-routine matters and an increase of $126 thousand in recruitment costs.

Amortization of intangibles amounted to $904 thousand in 2015, up by $260 thousand, or 40%, from 2014. See Note 9 to the Consolidated Financial Statements for additional information on intangible assets, including those pertaining to the August 2015 acquisition of Halsey.

The prepayment of FHLBB advances in 2014 resulted in debt prepayment penalty expense of $6.3 million.

Acquisition related expenses amounted to $989 thousand in 2015. See Note 3 to the Consolidated Financial Statements for additional information on acquisition of Halsey.

Other noninterest expenses amounted to $8.3 million in 2015, down by $732 thousand, or 8%, from 2014. In 2014, the Corporation made a $400 thousand contribution to its charitable foundation. Due to funded status of the foundation, no contribution was made in 2015.

Comparison of 2014 with 2013
For 2014, salaries and employee benefit expense totaled $58.5 million, down by $1.5 million, or 3%, from 2013. This decline reflected a reduction in defined benefit pension costs, which was principally due to a plan amendment adopted in the third quarter of 2013 and a higher discount rate in 2014 compared to 2013.

Net occupancy expense for 2014 increased by $543 thousand, or 9%, compared to 2013, largely due to increased rental expense and other occupancy costs associated with a de novo branch opened in 2014 and residential mortgage offices opened in the latter portion of 2013.

Prior to the consummation of this business line sale in March 2014, merchant processing costs of $1.1 million and $8.7 million, respectively, were recognized in 2014 and 2013. See the discussion above regarding corresponding merchant processing fees under the caption “Noninterest Income.”

Outsourced services totaled $4.5 million in 2014, up by $821 thousand, or 22%, from 2013, reflecting an expansion of services utilized in our wealth management area and services utilized in support of deposit products.

The prepayment of FHLBB advances in 2014 and 2013 resulted in debt prepayment penalty expense of $6.3 million and $1.1 million, respectively.

Other noninterest expenses amounted to $8.9 million in 2014, down by $789 thousand, or 10%, from 2013. The increase includes higher costs associated with business development efforts and other matters.

Income Taxes
Income tax expense for 2015, 2014 and 2013 totaled $20.9 million, $19.0 million and $16.5 million, respectively.  The effective tax rates for 2015, 2014 and 2013 were 32.4%, 31.8% and 31.4%, respectively.  The increase in the effective tax rate reflected a higher proportion of taxable income to pre-tax book income.  The effective tax rates differed from the federal rate of 35.0% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

The Corporation’s net deferred tax assets amounted to $11.8 million at December 31, 2015, down from $15.0 million at December 31, 2014. In connection with the August 2015 acquisition of Halsey, Washington Trust assumed a $2.2 million net deferred tax liability. See Note 3 to the Consolidated Financial Statements for additional information on acquisition of Halsey.

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

Financial Condition
Summary
Total assets amounted to $3.8 billion at December 31, 2015, an increase of $184.7 million, or 5%, from the end of 2014, largely due to net loan growth. In 2015, total loans increased by $153.9 million, or 5%, led by growth in commercial loan portfolio. Total loans amounted to $3.0 billion, or 80% of total assets, at December 31, 2015.

Nonperforming assets as a percentage of total assets amounted to 0.58% and 0.48%, respectively, at December 31, 2015 and 2014. The increase in nonperforming assets was largely due to an increase in residential nonaccrual loans. Past due loans as a percentage of total loans amounted to 0.58% and 0.63%, respectively, at December 31, 2015 and 2014. In 2015, there has been a shift towards a higher concentration of residential and consumer loans in both delinquencies and nonaccrual loans. Generally, residential and consumer loans have lower loss rates than commercial loans.

In 2015, total deposits increased by $179.4 million, or 7%, led by increases in NOW and demand account balances. FHLBB advances amounted to $379.0 million, down by $27.3 million, or 7%, from December 31, 2014.

Shareholders’ equity totaled $375.4 million at December 31, 2015, up by $29.1 million from December 31, 2014.  Capital levels continue to exceed the the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 12.58% at December 31, 2015, compared to 12.56% at December 31, 2014. See Note 13 to the Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2015 and 2014, the Corporation did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 5 and 15 to the Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$77,015	21%	$31,172	9%	$55,115	14%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	234,856	61	245,366	68	238,355	61
Obligations of states and political subdivisions	36,080	10	49,176	14	62,859	16
Individual name issuer trust preferred debt securities	25,138	7	25,774	7	24,684	6
Pooled trust preferred debt securities	—	—	—	—	547	—
Corporate bonds	1,955	1	6,174	2	11,343	3
Total securities available for sale	$375,044	100%	$357,662	100%	$392,903	100%

(Dollars in thousands)
December 31,	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$20,023	100%	$25,222	100%	$29,905	100%
Total securities held to maturity	$20,023	100%	$25,222	100%	$29,905	100%

As of December 31, 2015, the securities portfolio totaled $395.1 million, or 10% of total assets, compared to $382.9 million, or 11% or total assets, as of December 31, 2014. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. Government agencies or U.S. Government-sponsored enterprises. The securities portfolio increased by $12.2 million, or 3%, in 2015. See additional disclosure regarding investment activities in the Corporation’s Consolidated Statements of Cash Flows.

At December 31, 2015 and 2014, the net unrealized gain position on securities available for sale and held to maturity amounted to $2.2 million and $7.4 million, respectively, and included gross unrealized losses of $5.5 million and $5.0 million, respectively, as of December 31, 2015 and 2014. The gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

Obligations of States and Political Subdivisions
The carrying amount of obligations of states and political subdivisions included in our securities portfolio at December 31, 2015 totaled $36.1 million. The following table presents obligations of states and political subdivisions by geographic location:

(Dollars in thousands)
December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New Jersey	$22,413	$448	$—	$22,861
New York	6,976	138	—	7,114
Pennsylvania	1,963	46	—	2,009
Arizona	1,290	22	—	1,312
Other	2,711	73	—	2,784
Total	$35,353	$727	$—	$36,080

The following table presents obligations of states and political subdivisions by category:

(Dollars in thousands)
December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
General obligations	$33,039	$668	$—	$33,707
Revenue obligations (1)	2,314	59	—	2,373
Total	$35,353	$727	$—	$36,080

(1)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of 7 individual name issuers in the financial industry.  The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	December 31, 2015				Credit Ratings
Named Issuer		Amortized Cost	Fair Value	Unrealized Loss	December 31, 2015		Form 10-K Filing Date
(parent holding company)	(i)				Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,778	$7,990	($1,788)	Baa2	BBB-	Baa2	BBB-
Bank of America Corporation	2	4,803	4,119	(684)	Ba1 (ii)	BB+ (ii)	Ba1 (ii)	BB+ (ii)
Wells Fargo & Company	2	5,152	4,489	(663)	A1/Baa1	BBB+/BBB	A1/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,176	3,465	(711)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,986	1,718	(268)	A3	BBB+	A3	BBB+
State Street Corporation	1	1,978	1,718	(260)	A3	BBB	A3	BBB
Huntington Bancshares Incorporated	1	1,942	1,639	(303)	Baa2	BB (ii)	Baa2	BB (ii)
Totals	10	$29,815	$25,138	($4,677)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment. We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums. Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes, if applicable, between the reporting period date and the filing date of this report. We noted no additional downgrades to below investment grade between December 31, 2015 and the filing date of this report. Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed. Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports. This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations. Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments. Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

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

Pooled Trust Preferred Obligations
As of December 31, 2015 and 2014, Washington Trust no longer had investments in pooled trust preferred obligations. During 2013, other-than-temporary impairment (“OTTI”) losses of $3.5 million were recognized in earnings on two pooled trust preferred debt securities, Tropic CDO 1, tranche A4L (“Tropic”) and PreTSL XXV, tranche C1 (“PreTSL”).

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

Investment in Bank-Owned Life Insurance
BOLI amounted to $65.5 million and $63.5 million, respectively, at December 31, 2015 and 2014. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A3” or better by Moody’s at December 31, 2015.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Loans
Total loans amounted to $3.0 billion at December 31, 2015.  In 2015, loans grew by $153.9 million, or 5%, with increases of $119.1 million in the commercial loan portfolio, $28.1 million in the residential real estate portfolio and $6.7 million in consumer loans.

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Mortgages (1)	$931,953	31%	$843,978	30%	$796,249	32%	$710,813	31%	$624,813	29%
Construction & development (2)	122,297	4	79,592	3	36,289	1	27,842	1	10,955	1
Commercial & industrial (3)	600,297	20	611,918	21	530,797	22	513,764	23	488,860	22
Total commercial	1,654,547	55	1,535,488	54	1,363,335	55	1,252,419	55	1,124,628	52
Residential real estate:
Mortgages	984,437	33	948,731	33	749,163	30	692,798	30	678,582	32
Homeowner construction	29,118	1	36,684	1	23,511	1	24,883	1	21,832	1
Total residential real estate	1,013,555	34	985,415	34	772,674	31	717,681	31	700,414	33
Consumer:
Home equity lines	255,565	8	242,480	8	231,362	9	226,861	10	223,430	10
Home equity loans	46,649	2	46,967	2	40,212	2	39,329	2	43,121	2
Other (4)	42,811	1	48,926	2	55,301	3	57,713	2	55,566	3
Total consumer loans	345,025	11	338,373	12	326,875	14	323,903	14	322,117	15
Total loans	$3,013,127	100%	$2,859,276	100%	$2,462,884	100%	$2,294,003	100%	$2,147,159	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2015 follows:

(Dollars in thousands)	Commercial			Residential Real Estate
	Mortgages	Construction (1)	Commercial & Industrial	Mortgages	Homeowner Construction (2)	Consumer	Total
Amounts due in:
One year or less	$142,745	$10,811	$114,210	$29,513	$628	$10,986	$308,893
After one year to five years	419,654	52,384	312,840	124,117	3,555	33,722	946,272
After five years	369,554	59,102	173,247	830,807	24,935	300,317	1,757,962
Total	$931,953	$122,297	$600,297	$984,437	$29,118	$345,025	$3,013,127

Interest rate terms on amounts due after one year:
Predetermined rates	$159,395	$12,739	$232,662	$320,144	$28,490	$64,867	$818,297
Floating or adjustable rates	629,813	98,747	253,425	634,780	—	269,172	1,885,937

(1)	Includes certain construction loans that will convert to repayment terms following the construction period and be reclassified to the commercial mortgage or commercial and industrial category.

(2)	Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Generally, the actual maturity of loans is substantially shorter than their contractual maturity due to prepayments and, in the case of loans secured by real estate, due to payoff of loans upon the sale of the property by the borrower. The average life of loans secured by real estate tends to increase when current loan rates are higher than rates on existing portfolio loans and, conversely, tends to decrease when rates on existing portfolio loans are higher than current loan rates. Under the latter scenario, the average yield on portfolio loans tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank may, consistent with industry practice, renew a significant portion of commercial loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In other circumstances, a loan, or a portion of a loan, may not be repaid due to the borrower’s inability to satisfy the contractual terms of the loan.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $1.1 billion at December 31, 2015, up by $130.7 million, or 14%, from $923.6 million at December 31, 2014. The growth in commercial real estate loans was in large part due to enhanced business cultivation efforts with new and existing borrowers, with an emphasis on larger loan balances to borrowers or groups of related borrowers. Included in the end of period commercial real estate amounts were construction and development loans of $122.3 million and $79.6 million, respectively, at December 31, 2015 and December 31, 2014.

Commercial real estate loans are secured by a variety of property types, with approximately 86% of the total at December 31, 2015 composed of office buildings, retail facilities, multi-family dwellings, commercial mixed use, lodging and industrial & warehouse properties. The average loan balance outstanding in this portfolio was $2.1 million and the largest individual commercial real estate loan outstanding was $20.7 million as of December 31, 2015.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$959,883	91%	$861,422	93%
New York, New Jersey, Pennsylvania	80,989	8	53,625	6
New Hampshire	13,377	1	8,523	1
Total	$1,054,249	100%	$923,570	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $600.3 million at December 31, 2015, down by $11.6 million, or 2%, from the balance at December 31, 2014. This decline reflected a modestly higher level of unscheduled loan payoffs in 2015 and a decrease in the aggregate balance outstanding on lines of credit from the balance outstanding at December 31, 2014.

This portfolio includes loans to a variety of business types.  Approximately 79% of the total portfolio is composed of health care/social assistance, owner occupied and other real estate, manufacturing, retail trade, professional services, entertainment and recreation, public administration, accommodation and food services, construction businesses, and wholesale trade businesses. The average loan balance outstanding in this portfolio was $430 thousand and the largest individual commercial and industrial loan outstanding was $21.5 million as of December 31, 2015.

Residential Real Estate Loans
Washington Trust originates residential real estate loans within our general market area of southern New England. Through our residential mortgage lending offices in eastern Massachusetts and Connecticut, our mortgage origination business reaches beyond our bank branch network, which is primarily located in Rhode Island. In 2015, approximately 60% of our mortgage origination volume was generated by our offices outside of Rhode Island.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity for the periods indicated:

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Originations for retention in portfolio	$234,853	$353,460	$303,393
Originations for sale to the secondary market (1)	523,833	346,881	426,857
Total	$758,686	$700,341	$730,250

(1)	Also includes loans originated in a broker capacity.

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Loans sold with servicing rights retained	$162,225	$106,620	$148,670
Loans sold with servicing rights released (1)	368,675	206,801	316,559
Total	$530,900	$313,421	$465,229

(1)	Also includes loans originated in a broker capacity.

Loans sold with the retention of servicing result in the capitalization of servicing rights. Mortgage servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.3 million and $3.0 million, respectively, as of December 31, 2015 and December 31, 2014. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounts to $458.6 million and $378.8 million, respectively, as of December 31, 2015 and December 31, 2014.

Residential real estate loans held in portfolio amounted to $1.0 billion at December 31, 2015, up by $28.1 million, or 3%, from the balance at December 31, 2014.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$995,743	98.2%	$965,452	98.1%
New Hampshire	10,186	1.0	10,204	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	4,163	0.4	5,096	0.5
Ohio	1,557	0.2	1,812	0.2
Other	1,906	0.2	2,851	0.2
Total	$1,013,555	100.0%	$985,415	100.0%

Included in residential real estate loan portfolio were purchased residential mortgage balances totaling $27.5 million and $32.8 million, respectively, as of December 31, 2015 and 2014. These loans were purchased from other financial institutions prior to March 2009.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft.

The consumer loan portfolio totaled $345.0 million at December 31, 2015, up by $6.7 million, or 2%, from December 31, 2014.  Home equity lines and home equity loans represented 88% of the total consumer portfolio at December 31, 2015.  The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $34.5 million and $39.9 million, respectively, at December 31, 2015 and December 31, 2014.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)
December 31,	2015	2014	2013	2012	2011
Nonaccrual loans:
Commercial mortgages	$5,711	$5,315	$7,492	$10,681	$5,709
Commercial construction and development	—	—	—	—	—
Commercial & industrial	3,018	1,969	1,291	4,412	3,708
Residential real estate	10,666	7,124	8,315	6,158	10,614
Consumer	1,652	1,537	1,204	1,292	1,206
Total nonaccrual loans	21,047	15,945	18,302	22,543	21,237
Nonaccrual investment securities	—	—	547	843	887
Property acquired through foreclosure or repossession, net	716	1,176	932	2,047	2,647
Total nonperforming assets	$21,763	$17,121	$19,781	$25,433	$24,771
Nonperforming assets to total assets	0.58%	0.48%	0.62%	0.83%	0.81%
Nonaccrual loans to total loans	0.70%	0.56%	0.74%	0.98%	0.99%
Total past due loans to total loans	0.58%	0.63%	0.89%	1.22%	1.22%
Accruing loans 90 days or more past due	$—	$—	$—	$—	$—

Nonperforming assets totaled $21.8 million, or 0.58% of total assets, at December 31, 2015 up from $17.1 million, or 0.48% of total assets, at December 31, 2014. The increase in nonperforming assets reflected a $3.6 million net increase in residential and consumer nonaccrual loans and a $1.4 million net increase in commercial nonaccrual loans.

Property acquired through foreclosure or repossession amounted to $716 thousand at December 31, 2015 and consisted of 1 residential property and 1 commercial property. Prior to 2014, nonaccrual investment securities consisted of two pooled trust preferred securities.  See additional information in the section “Financial Condition” under the heading “Securities.”

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more past due with respect to principal and/or interest or sooner if considered appropriate by management.  Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  Interest previously accrued, but uncollected, is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income, depending on management’s assessment of the ultimate collectability of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible. During 2015, the Corporation made no significant changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status. There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2015.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1.5 million, $1.3 million and $1.8 million in 2015, 2014 and 2013, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $522 thousand, $455 thousand and $400 thousand in 2015, 2014 and 2013, respectively.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	December 31, 2015				December 31, 2014
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$4,504	$1,207	$5,711	0.61%	$5,315	$—	$5,315	0.63%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	48	2,970	3,018	0.50	181	1,788	1,969	0.32
Residential real estate mortgages	3,294	7,372	10,666	1.05	3,284	3,840	7,124	0.72
Consumer	740	912	1,652	0.48	897	640	1,537	0.45
Total nonaccrual loans	$8,586	$12,461	$21,047	0.70%	$9,677	$6,268	$15,945	0.56%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of December 31, 2015, the composition of nonaccrual loans was 41% commercial and 59% residential and consumer, compared to 46% and 54%, respectively, at December 31, 2014.

Nonaccrual commercial mortgage loans amounted to $5.7 million at December 31, 2015, up by $396 thousand in 2015. All of the nonaccrual commercial mortgage loans were secured by properties located in Rhode Island and Connecticut. As of December 31, 2015, the largest nonaccrual relationship in the commercial mortgage category was comprised of one troubled debt restructured loan with a carrying value of $4.1 million, which was classified into nonaccrual status in the third quarter of 2014 because the borrower failed to perform in accordance with the terms of the restructuring. This loan is secured by commercial property and is collateral dependent. Charge-offs of $809 thousand were recognized during 2015, including $409 thousand in the fourth quarter. Based on the estimated fair value of the underlying collateral, no additional loss allocation was deemed necessary at December 31, 2015.

Nonaccrual commercial & industrial loans amounted to $3.0 million at December 31, 2015, up by $1.0 million in 2015. As of December 31, 2015, the largest nonaccrual commercial & industrial loan had a carrying value of $1.6 million. This loan was classified into nonaccrual status in the fourth quarter of 2015, is secured by business assets and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $728 thousand loss allocation was deemed necessary at December 31, 2015.

Nonaccrual residential real estate loans totaled $10.7 million at the end 2015, up by $3.5 million from the balance at the end of 2014. As of December 31, 2015, the $10.7 million balance of nonaccrual residential real estate loans included 32 loans with $9.9 million secured by properties located in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential real estate loans at December 31, 2015 were 9 loans purchased for portfolio and serviced by others amounting to $2.6 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectability of nonperforming loans.

Nonaccrual consumer loans totaled $1.7 million at December 31, 2015, up modestly from the end of 2014. The balance at December 31, 2015 consisted of 20 home equity loans and lines secured by properties located in Rhode Island and Connecticut and Massachusetts.

Past Due Loans
The following table presents past due loans by category as of the dates indicated:

(Dollars in thousands)
December 31,	2015		2014
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$4,555	0.49%	$5,315	0.63%
Construction & development	—	—	—	—
Commercial & industrial	462	0.08	3,519	0.58
Residential real estate	9,286	0.92	7,048	0.72
Consumer	3,256	0.94	2,196	0.65
Total past due loans	$17,559	0.58%	$18,078	0.63%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2015, total past due loans amounted to $17.6 million, or 0.58% of total loans, compared to $18.1 million, or 0.63%, at December 31, 2014. Included in past due loans as of December 31, 2015 were nonaccrual loans of $13.6 million.  All loans 90 days or more past due at December 31, 2015 and 2014 were classified as nonaccrual.

As of December 31, 2015, the composition of past due loans was 29% commercial and 71% residential and consumer, compared to 49% and 51%, respectively, at December 31, 2014.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan.  Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of December 31, 2015, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below. See Note 6 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)
December 31,	2015	2014	2013	2012	2011
Accruing troubled debt restructured loans:
Commercial mortgages	$9,430	$9,676	$22,800	$9,569	$6,389
Commercial & industrial	853	954	1,265	6,577	6,625
Residential real estate	669	1,252	1,442	1,123	1,481
Consumer	228	135	236	154	171
Accruing troubled debt restructured loans	11,180	12,017	25,743	17,423	14,666
Nonaccrual troubled debt restructured loans:
Commercial mortgages	5,296	4,898	—	—	91
Commercial & industrial	1,371	1,193	542	2,063	2,154
Residential real estate	596	248	—	688	2,615
Consumer	—	—	38	44	106
Nonaccrual troubled debt restructured loans	7,263	6,339	580	2,795	4,966
Total troubled debt restructured loans	$18,443	$18,356	$26,323	$20,218	$19,632

Loans classified as troubled debt restructurings amounted to $18.4 million, at both December 31, 2015 and December 31, 2014. The allowance for loan losses included specific reserves for troubled debt restructurings of $1.8 million and $1.2 million, respectively, at December 31, 2015 and 2014.

As of December 31, 2015, 80% of the troubled debt restructured loans consisted of 3 relationships. The largest troubled debt restructured relationship at December 31, 2015 consisted of 3 commercial mortgage loans with a carrying value of $9.4 million, secured by mixed use properties. The restructuring took place in 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. Of the total carrying value, $1.2 million was on nonaccrual status as of December 31, 2015. All 3 loans are current with respect to payment terms. The second largest troubled debt restructured relationship consisted of a nonaccrual commercial mortgage with a carrying value of $4.1 million at December 31, 2015, secured by commercial property. The restructuring took place in 2013 and included a modification of certain payment terms and a below market rate concession for a temporary period. See additional disclosure about this relationship above under the caption “Nonaccrual Loans.” The third largest troubled debt restructured relationship consisted of an accruing commercial mortgage with a carrying value of $1.2 million at December 31, 2015, secured by a commercial office property. The restructuring took place in the third quarter of 2015 and included a modification of certain payment terms.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2015 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses. The Corporation has identified approximately $7.9 million in potential problem loans at December 31, 2015, compared to $1.2 million at December 31, 2014. The increase in 2015 was due to one commercial and industrial relationship with a carrying value of $6.8 million. This relationship was classified in potential problem loan status based on management’s assessment of the borrower’s financial condition, in accordance with its routine credit monitoring procedures. Management considers this relationship well-secured and it was current with respect to payment terms at December 31, 2015. Potential problem loans are assessed for loss exposure using the methods described in Note 6 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses under the caption “Critical Accounting Policies and Estimates” and in Note 7 to the Consolidated Financial Statements.

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 6 to the Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at December 31, 2015 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, the identification of loss allocations for individual loans deemed to be impaired; and the application of loss allocation factors for non-impaired loans based on historical loss experience and estimated loss emergence period, with adjustments for various exposures that management believes are not adequately represented by historical loss experience. See additional disclosure under the caption “Critical Accounting Policies.”

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)
December 31,	2015	2014
Collateral dependent impaired loans (1)	$26,998	$19,761
Impaired loans measured on discounted cash flow method (2)	5,228	2,258
Total impaired loans	$32,226	$22,019

(1)	Net of partial charge-offs of $1.4 million and $530 thousand, respectively, at December 31, 2015 and 2014.

(2)	Net of partial charge-offs of $114 thousand and $264 thousand, respectively, at December 31, 2015 and 2014.

In the third quarter of 2015, the Corporation redefined impaired loans to include nonaccrual loans and troubled debt restructured loans. In prior periods, the Corporation had defined impaired loans to include nonaccrual commercial loans, troubled debt restructured loans and certain other loans that were individually evaluated for impairment. The redefinition of impaired loans in 2015 resulted in $7.8 million of well-secured nonaccrual residential real estate mortgage loans and consumer loans being classified as impaired loans in the third quarter of 2015. The redefinition of impaired loans did not result in significant changes to the allowance for loan losses or to the allocation of loss exposure within the allowance for loans losses.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses as of the dates indicated.

(Dollars in thousands)	December 31, 2015			December 31, 2014
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$32,226	$2,583	8.02%	$22,019	$1,583	7.19%
Loans collectively evaluated for impairment	2,980,901	24,486	0.82	2,837,257	24,049	0.85
Unallocated	—	—	—	—	2,391	—
Total	$3,013,127	$27,069	0.90%	$2,859,276	$28,023	0.98%

Prior to December 31, 2015, the unallocated allowance was maintained for measurement imprecision associated with impaired and nonaccrual loans. As a result of further enhancement and refinement of the allowance methodology to provide a more precise quantification of probable losses in the loan portfolio, management concluded that the potential risks anticipated by the unallocated allowance have been incorporated into the allocated component of the methodology, eliminating the need for the unallocated allowance in the fourth quarter of 2015.

For 2015 and 2014, the loan loss provision totaled $1.1 million and $1.9 million, respectively. Net charge-offs were $2.0 million, or 0.07% of average loans in 2015, and $1.7 million, or 0.07%, of average loans, in 2014.

As of December 31, 2015, the allowance for loan losses was $27.1 million, or 0.90% of total loans, compared to $28.0 million, or 0.98% of total loans, at December 31, 2014.

The reduction in the ratio of allowance for loan losses to total loans and the loan loss provision reflects management’s assessment of loss exposure, including a continuation of a relatively low level of charge-offs, a shift towards a higher concentration of residential and consumer loans in both delinquencies and nonaccrual loans, as well as loan loss allocations commensurate with growth in loan portfolio balances.

The following table reflects the activity in the allowance for loan losses during the years presented:

(Dollars in thousands)
December 31,	2015	2014	2013	2012	2011
Balance at beginning of period	$28,023	$27,886	$30,873	$29,802	$28,583
Charge-offs:
Commercial:
Mortgages	809	977	5,213	485	960
Construction and development	—	—	—	—	—
Commercial & industrial	671	558	358	1,179	1,685
Residential real estate:
Mortgages	207	132	128	367	641
Homeowner construction	—	—	—	—	—
Consumer	618	282	323	304	548
Total charge-offs	2,305	1,949	6,022	2,335	3,834
Recoveries:
Commercial:
Mortgages	92	24	380	442	7
Construction and development	—	—	—	—	—
Commercial & industrial	87	86	153	103	311
Residential real estate:
Mortgages	28	51	3	110	4
Homeowner construction	—	—	—	—	—
Consumer	94	75	99	51	31
Total recoveries	301	236	635	706	353
Net charge-offs	2,004	1,713	5,387	1,629	3,481
Provision charged to earnings	1,050	1,850	2,400	2,700	4,700
Balance at end of period	$27,069	$28,023	$27,886	$30,873	$29,802
Net charge-offs to average loans	0.07%	0.07%	0.23%	0.07%	0.17%

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. See disclosure above regarding the reclassification of the unallocated allowance in 2015.

(Dollars in thousands)
December 31,	2015		2014		2013		2012		2011
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$9,140	31%	$8,202	30%	$8,022	32%	$9,817	31%	$8,580	29%
Construction & development	1,758	4	1,300	3	383	1	224	1	95	1
Commercial & industrial	8,202	20	7,987	21	7,835	22	8,934	23	8,709	22
Residential real estate:
Mortgages	5,265	33	5,228	33	6,321	30	6,291	30	6,748	32
Homeowner construction	195	1	202	1	129	1	137	1	119	1
Consumer	2,509	11	2,713	12	2,511	14	2,684	14	2,452	15
Unallocated	—		2,391		2,685		2,786		3,099
Balance at end of period	$27,069	100%	$28,023	100%	$27,886	100%	$30,873	100%	$29,802	100%

(1)	Percentage of allocated allowance for loan losses to the total loans outstanding within the respective category.

Sources of Funds and Other Liabilities
Our sources of funds include deposits, brokered time certificates of deposit, FHLBB borrowings, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

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

Total deposits amounted to $2.9 billion at December 31, 2015, up by $179.4 million, or 7%, from December 31, 2014. This included a net increase of $3.4 million of out-of-market brokered time certificates of deposit. Excluding out-of-market brokered time certificates of deposit, in-market deposits were up by $176.1 million, or 7%, in 2015, led by growth in NOW accounts and demand deposits.

Demand deposits totaled $537.3 million at December 31, 2015, up by $77.4 million, or 17%, from the balance at December 31, 2014.  Included in demand deposits were DDM reciprocal demand deposits of $61.9 million and $33.4 million, respectively, at December 31, 2015 and 2014.

NOW account balances increased by $86.2 million, or 26%, and totaled $412.6 million at December 31, 2015. Savings deposits increased by $35.2 million, or 12%, and amounted to $327.0 million at December 31, 2015.

Money market accounts totaled $823.5 million at December 31, 2015, up by $20.7 million, or 3%, from December 31, 2014. Included in money market deposits were ICS reciprocal money market deposits totaling $294.0 million at December 31, 2015, up from $267.9 million at December 31, 2014.

Time deposits amounted to $833.9 million at December 31, 2015, down by $40.2 million, or 5%, from December 31, 2014. Included in time deposits at December 31, 2015 were out-of-market wholesale brokered time certificates of deposit of $302.5 million, which were up by $3.4 million from the balance at December 31, 2014. Excluding out-of-market brokered time certificates of deposits, in-market time deposits totaled $531.4 million at December 31, 2015, down by $43.6 million from December 31, 2014. Included in in-market time deposits were CDARS reciprocal time deposits totaling $75.7 million at December 31, 2015, down from $85.1 million at December 31, 2014.

Borrowings
Federal Home Loan Bank Advances
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, and also to fund additions to the securities portfolio and loan growth. FHLBB advances amounted to $379.0 million at December 31, 2015, down by $27.3 million from the balance at the end of 2014.

In February 2015, in connection with the Corporation’s ongoing interest rate risk management efforts, FHLBB advances totaling $69.2 million with original maturity dates ranging from 2016 to 2018 were modified to 2018 to 2022. The original weighted average interest rate was 4.06% and was revised to 3.50%.

Also, in February 2016, FHLBB advances totaling $59.4 million with original maturity dates ranging from 2017 to 2019 were modified to 2020 to 2023. The original weighted average interest rate was 3.48% and was revised to 3.01%. See Note 12 to the Consolidated Financial Statements for additional information.

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2015, unchanged from the balance at the end of 2014.

Defined Benefit Pension Plan Obligations
The Corporation maintains a tax-qualified defined benefit pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans. The defined benefit pension plans were previously amended to freeze benefit accruals after a 10-year transition period ending in December 2023.

Included in other liabilities in the Consolidated Balance Sheets were defined benefit plan obligations of $14.9 million and $18.6 million, respectively, as of December 31, 2015 and 2014.

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually.

In 2015 and prior, a single weighted-average discount rate was used to calculate interest and service cost components of net periodic benefit cost. Washington Trust plans to utilize a "spot rate approach" in the calculation of interest and service cost for 2016 and beyond. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of interest and service cost. The new approach provides a more precise measurement of service and interest cost by improving the correlation between projected benefit cash flows and their corresponding spot rates. This change does not affect the measurement of the Corporation’s defined benefit obligations. This is considered a change in accounting estimate and, accordingly, the change will be accounted for prospectively starting in 2016.

The Corporation expects defined benefit plan costs for 2016 to decrease by $1.2 million compared to 2015. This decrease primarily reflects an increase in the discount rate, a higher level of plan assets and a change to the “spot rate approach” that is described above. Approximately $515 thousand of the decrease in defined benefit plan costs in 2016 is attributable to the implementation of the “spot rate approach.”

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 69% of total average assets in 2015.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

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

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during 2015.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

In 2015, net cash provided by financing activities amounted to $131.6 million.  Deposit inflows were offset, in part, by net outflows associated with FHLBB advances and dividends paid. Net cash used in investing activities totaled $165.9 million in 2015.  The most significant elements of cash flow within investment activities were net outflows related to growth in the loan portfolio and purchases of securities, partially offset by net inflows from maturities, calls and principal repayments of debt securities.  Investing activities also included net cash used to acquire Halsey of $1.7 million. Net cash provided by operating activities amounted to $51.6 million in 2015. Net income totaled $43.5 million in 2015 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $375.4 million at December 31, 2015, compared to $346.3 million at December 31, 2014, including $43.5 million of earnings retention, $5.4 million of shares issued for the acquisition of Halsey and a reduction of $23.2 million for dividend declarations.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  As of December 31, 2015, a cumulative total of 185,400 shares have been repurchased. All of these shares of stock were repurchased in 2007 at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 9.95% at December 31, 2015.  This compares to a ratio of 9.65% at December 31, 2014.  Book value per share at December 31, 2015 and 2014 amounted to $22.06 and $20.68, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of December 31, 2015, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13 to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at December 31, 2015:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$378,973	$141,292	$120,709	$70,394	$46,578
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	37,941	3,110	5,392	3,904	25,535
Software licensing arrangements	1,981	1,816	165	—	—
Other borrowings	85	52	33	—	—
Total contractual obligations	$441,661	$146,270	$126,299	$74,298	$94,794

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity. See Note 12 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$360,795	$127,757	$81,974	$70,513	$80,551
Home equity lines	219,427	—	—	—	219,427
Other loans	44,164	40,368	3,796	—	—
Standby letters of credit	5,629	5,224	405	—	—
Forward loan commitments to:
Originate loans	49,712	49,712	—	—	—
Sell loans	87,498	87,498	—	—	—
Loan related derivative contracts:
Interest rate swaps with customers	302,142	20,500	29,085	58,844	193,713
Mirror swaps with counterparties	302,142	20,500	29,085	58,844	193,713
Risk participation-in agreement	21,474	—	—	—	21,474
Total commitments	$1,392,983	$351,559	$144,345	$188,201	$708,878

Off-Balance Sheet Arrangements
In the normal course of business, Washington Trust engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  Such transactions are used to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates.  These financial transactions include commitments to extend credit, standby letters of credit, interest rate swaps, risk participation agreements, interest rate caps and commitments to originate and commitments to sell fixed rate mortgage loans.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and standby letters of credit are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 14 and 21 to the Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2015 and December 31, 2014, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2015 and December 31, 2014.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

December 31,	2015		2014
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.43)%	(7.13)%	(0.93)%	(3.43)%
100 basis point rate increase	1.92	3.02	1.15	0.87
200 basis point rate increase	4.93	8.18	3.37	3.66
300 basis point rate increase	8.00	13.26	5.67	6.30

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

The relative increase in positive exposure of net interest income due to rising rates and in negative exposure to declining rates from December 31, 2014 to December 31, 2015 was attributable to several factors, including an increase in variable rate commercial loans and an increase in transactional deposits. A change in market rates would cause a more rapid change in variable rate asset yields as compared to a change in rates paid on transactional deposits.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2015 and 2014 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government sponsored enterprise securities (callable)	$1,614	($7,179)
Obligations of states and political subdivisions	249	(835)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	4,786	(18,847)
Trust preferred debt and other corporate debt securities	(299)	499
Total change in market value as of December 31, 2015	$6,350	($26,362)
Total change in market value as of December 31, 2014	$4,777	($20,218)

See Notes 14 and 21 to the Consolidated Financial Statements for more information regarding the nature and business purpose of derivative financial instruments and financial instruments with off-balance sheet risk.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective based on those criteria.

Washington Trust acquired Halsey Associates, Inc. during 2015, and management excluded from its assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, the internal control over financial reporting associated with the acquired entity’s total assets of $755 thousand and total revenues of $1.6 million included in the consolidated financial statements of the Corporation as of and for the year ended December 31, 2015.

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

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc:

We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Washington Trust acquired Halsey Associates, Inc. during 2015, and management excluded from its assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, the internal control over financial reporting associated with the acquired entity’s total assets of $755 thousand and total revenues of $1.6 million included in the consolidated financial statements of the Corporation as of and for the year ended December 31, 2015. Our audit of the internal control over financial reporting of the Corporation also excluded an evaluation of the internal control over financial reporting of Halsey Associates, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 8, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island
March 8, 2016

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2016 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island
March 8, 2016

Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2015	2014
Assets:
Cash and due from banks	$93,222	$76,386
Short-term investments	4,409	3,964
Mortgage loans held for sale (including $33,969 in 2015 and $30,321 in 2014 measured at fair value)	38,554	45,693
Securities:
Available for sale, at fair value	375,044	357,662
Held to maturity, at amortized cost (fair value $20,516 in 2015 and $26,008 in 2014)	20,023	25,222
Total securities	395,067	382,884
Federal Home Loan Bank stock, at cost	24,316	37,730
Loans:
Commercial	1,654,547	1,535,488
Residential real estate	1,013,555	985,415
Consumer	345,025	338,373
Total loans	3,013,127	2,859,276
Less allowance for loan losses	27,069	28,023
Net loans	2,986,058	2,831,253
Premises and equipment, net	29,593	27,495
Investment in bank-owned life insurance	65,501	63,519
Goodwill	64,059	58,114
Identifiable intangible assets, net	11,460	4,849
Other assets	59,365	54,987
Total assets	$3,771,604	$3,586,874
Liabilities:
Deposits:
Demand deposits	$537,298	$459,852
NOW accounts	412,602	326,375
Money market accounts	823,490	802,764
Savings accounts	326,967	291,725
Time deposits	833,898	874,102
Total deposits	2,934,255	2,754,818
Federal Home Loan Bank advances	378,973	406,297
Junior subordinated debentures	22,681	22,681
Other liabilities	60,307	56,799
Total liabilities	3,396,216	3,240,595
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 17,019,578 shares in 2015 and 16,746,363 shares in 2014	1,064	1,047
Paid-in capital	110,949	101,204
Retained earnings	273,074	252,837
Accumulated other comprehensive loss	(9,699)	(8,809)
Total shareholders’ equity	375,388	346,279
Total liabilities and shareholders’ equity	$3,771,604	$3,586,874
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2015	2014	2013
	Interest income:
	Interest and fees on loans	$114,229	$107,842	$102,481
Interest on securities:	Taxable	8,875	10,437	11,008
	Nontaxable	1,555	2,149	2,553
	Dividends on corporate stock and Federal Home Loan Bank stock	953	561	148
	Other interest income	138	128	158
	Total interest and dividend income	125,750	121,117	116,348
	Interest expense:
	Deposits	13,142	12,937	12,420
	Federal Home Loan Bank advances	7,746	7,698	10,643
	Junior subordinated debentures	871	964	1,484
	Other interest expense	9	13	16
	Total interest expense	21,768	21,612	24,563
	Net interest income	103,982	99,505	91,785
	Provision for loan losses	1,050	1,850	2,400
	Net interest income after provision for loan losses	102,932	97,655	89,385
	Noninterest income:
	Wealth management revenues	35,416	33,378	31,825
	Merchant processing fees	—	1,291	10,220
	Mortgage banking revenues	9,901	7,152	13,293
	Service charges on deposit accounts	3,865	3,395	3,256
	Card interchange fees	3,199	3,057	2,788
	Income from bank-owned life insurance	1,982	1,846	1,850
	Loan related derivative income	2,441	1,136	951
	Equity in earnings (losses) of unconsolidated subsidiaries	(293)	(276)	(107)
	Net gain on sale of business line	—	6,265	—
	Other income	1,829	1,771	1,493
	Noninterest income, excluding other-than-temporary impairment losses	58,340	59,015	65,569
	Total other-than-temporary impairment losses on securities	—	—	(294)
	Portion of loss recognized in other comprehensive income (before tax)	—	—	(3,195)
	Net impairment losses recognized in earnings	—	—	(3,489)
	Total noninterest income	58,340	59,015	62,080
	Noninterest expense:
	Salaries and employee benefits	63,024	58,530	60,052
	Net occupancy	7,000	6,312	5,769
	Equipment	5,533	4,903	4,847
	Merchant processing costs	—	1,050	8,682
	Outsourced services	5,111	4,483	3,662
	Legal, audit and professional fees	2,741	2,336	2,330
	FDIC deposit insurance costs	1,846	1,762	1,761
	Advertising and promotion	1,526	1,546	1,464
	Amortization of intangibles	904	644	680
	Debt prepayment penalties	—	6,294	1,125
	Acquisition related expenses	989	—	—
	Other expenses	8,255	8,987	8,413
	Total noninterest expense	96,929	96,847	98,785
	Income before income taxes	64,343	59,823	52,680
	Income tax expense	20,878	18,999	16,527
	Net income	$43,465	$40,824	$36,153

	Weighted average common shares outstanding - basic	16,879	16,689	16,506
	Weighted average common shares outstanding - diluted	17,067	16,872	16,664
Per share information:	Basic earnings per common share	$2.57	$2.44	$2.18
	Diluted earnings per common share	$2.54	$2.41	$2.16
	Cash dividends declared per share	$1.36	$1.22	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	(Dollars in thousands)

Years ended December 31,	2015	2014	2013
Net income	$43,465	$40,824	$36,153
Other comprehensive (loss) income, net of tax:
Securities available for sale:
Changes in fair value of securities available for sale	(3,171)	1,021	(6,696)
Net losses on securities classified into earnings	—	—	188
Net change in fair value of securities available for sale	(3,171)	1,021	(6,508)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings	—	—	1,937
Cash flow hedges:
Change in fair value of cash flow hedges	(53)	(38)	(35)
Net cash flow hedge losses reclassified into earnings	297	369	423
Net change in fair value of cash flow hedges	244	331	388
Defined benefit plan obligation adjustment	2,037	(8,608)	13,129
Total other comprehensive (loss) income, net of tax	(890)	(7,256)	8,946
Total comprehensive income	$42,575	$33,568	$45,099

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	16,380	$1,024	$91,453	$213,674	($10,499)	$295,652
Net income				36,153		36,153
Total other comprehensive income, net of tax					8,946	8,946
Cash dividends declared				(17,232)		(17,232)
Share-based compensation			1,876			1,876
Deferred compensation plan	2	—	30			30
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	232	14	4,207			4,221
Balance at December 31, 2013	16,614	$1,038	$97,566	$232,595	($1,553)	$329,646

Net income				40,824		40,824
Total other comprehensive loss, net of tax					(7,256)	(7,256)
Cash dividends declared				(20,582)		(20,582)
Share-based compensation			1,880			1,880
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	132	9	1,758			1,767
Balance at December 31, 2014	16,746	$1,047	$101,204	$252,837	($8,809)	$346,279

Net income				43,465		43,465
Total other comprehensive loss, net of tax					(890)	(890)
Cash dividends declared				(23,228)		(23,228)
Share-based compensation			2,074			2,074
Common stock issued for acquisition	137	8	5,422			5,430
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	137	9	2,249			2,258
Balance at December 31, 2015	17,020	$1,064	$110,949	$273,074	($9,699)	$375,388

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2015	2014	2013
	Cash flows from operating activities:
	Net income	$43,465	$40,824	$36,153
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,050	1,850	2,400
	Depreciation of premises and equipment	3,381	3,133	3,283
	Net amortization of premium and discount	1,568	999	1,401
	Amortization of intangibles	904	644	680
	Share–based compensation	2,074	1,880	1,876
	Deferred income tax expense	1,820	1,847	2,267
	Income from bank-owned life insurance	(1,982)	(1,846)	(1,850)
	Net gain on sale of business line	—	(6,265)	—
	Net gains on loan sales and commissions on loans originated for others	(9,826)	(6,802)	(13,085)
	Net impairment losses recognized in earnings	—	—	3,489
	Equity in (earnings) losses of unconsolidated subsidiaries	293	276	107
	Proceeds from sales of loans	477,616	257,244	415,186
	Loans originated for sale	(462,663)	(285,938)	(369,045)
	(Increase) decrease in other assets	(4,458)	(8,250)	1,717
	(Decrease) increase in other liabilities	(1,676)	3,052	(4,763)
	Net cash provided by operating activities	51,566	2,648	79,816
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(44,682)	(53,051)	(91,928)
	Other investment securities available for sale	(88,784)	(31,208)	(25,404)
Proceeds from sales of:	Other investment securities available for sale	—	547	—
Maturities and principal payments of:	Mortgage-backed securities available for sale	50,083	76,703	77,644
	Other investment securities available for sale	60,085	43,012	10,720
	Mortgage-backed securities held to maturity	4,960	4,445	9,993
	Remittance of Federal Home Loan Bank stock	13,414	—	2,688
	Net proceeds from the sale of business line	—	7,205	—
	Net increase in loans	(152,306)	(389,649)	(208,125)
	Proceeds from sale of portfolio loans	—	1,200	49,588
	Purchases of loans, including purchased interest	(3,085)	(8,119)	(10,645)
	Proceeds from the sale of property acquired through foreclosure or repossession	1,580	1,769	2,588
	Purchases of premises and equipment	(5,479)	(5,226)	(1,491)
	Purchases of bank-owned life insurance	—	(5,000)	—
	Repayment of investment in capital trust	—	—	310
	Cash used in business combination, net of cash acquired	(1,671)	—	—
	Net cash used in investing activities	(165,885)	(357,372)	(184,062)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2015	2014	2013
Cash flows from financing activities:
Net increase in deposits	179,437	249,497	192,690
Proceeds from Federal Home Loan Bank advances	495,500	602,499	204,000
Repayment of Federal Home Loan Bank advances	(522,824)	(484,284)	(277,090)
Proceeds from stock option exercises and issuance of other equity instruments	1,563	1,189	3,681
Tax benefit from stock option exercises and other equity instruments	694	578	570
Cash dividends paid	(22,770)	(19,722)	(16,628)
Redemption of junior subordinated debentures	—	—	(10,310)
Net cash provided by financing activities	131,600	349,757	96,913
Net increase (decrease) in cash and cash equivalents	17,281	(4,967)	(7,333)
Cash and cash equivalents at beginning of year	80,350	85,317	92,650
Cash and cash equivalents at end of year	$97,631	$80,350	$85,317

Noncash Investing and Financing Activities:
Loans charged off	$2,305	$1,949	$6,022
Loans transferred to property acquired through foreclosure or repossession	1,206	1,961	1,471
In conjunction with the purchase acquisition detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Common stock issued for acquisition	5,430	—	—
Fair value of assets acquired, net of cash acquired	14,315	—	—
Fair value of liabilities assumed	7,214	—	—
Supplemental Disclosures:
Interest payments	$21,947	$21,862	$24,194
Income tax payments	20,213	15,515	13,618

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

Certain previously reported amounts have been reclassified to conform to current year’s presentation.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses, the valuation of goodwill and identifiable intangible assets, the assessment of investment securities for impairment and accounting for defined benefit pension plans.

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

Investments not classified as held to maturity are classified as available for sale.  Securities available for sale consist of debt securities that are available for sale to respond to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors.  These assets are specifically identified and are carried at fair value.  Changes in fair value of available for sale securities, net of applicable income taxes, are reported as a separate component of shareholders’ equity.  Washington Trust does not have a trading portfolio.

Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the level yield method.  The amortization and accretion is included in interest income on securities.  Interest income is recognized when earned.  Realized gains or losses from sales of securities are determined using the specific identification method.

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

Notes to Consolidated Financial Statements – (continued)

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

See Note 5 for further discussion on the Corporation’s investment securities portfolio.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  No market exists for shares of the FHLBB and therefore, they are carried at par value.  FHLBB stock may be redeemed at par value 5 years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.  The Corporation monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of December 31, 2015.

Mortgage Banking Activities
Mortgage Loans Held for Sale - Residential mortgage loans originated and intended for sale in the secondary market are classified as held for sale. The Corporation has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for certain closed loans intended for sale. ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. Washington Trust elected the fair value option for certain residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values of the loans with changes in the fair value of the derivative forward loan sale contracts used to economically hedge them. Changes in the fair value of loans held for sale are recorded in earnings and are offset by changes in fair value relating to forward sale commitments and interest rate lock commitments. For residential mortgage loans intended for sale that are not accounted for under the fair value option, lower of cost or market (“LOCOM”) accounting is applied. Such loans are carried at lower of aggregate cost, net of unamortized deferred loan origination fees and costs, or fair value. Gains and losses on residential loan sales are recognized at the time of sale and included in mortgage banking revenues.

Commissions received on mortgage loans brokered to various investors are recognized when received and included in mortgage banking revenues.

Loan Servicing Rights - Rights to service mortgage loans for others are recognized as an asset, including rights acquired through both purchases and originations.  Upon the sale of mortgage loans, a mortgage servicing asset is established, which represents the current estimated fair value based on the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, ancillary income, prepayment speeds, and default rates and losses. Capitalized loan servicing rights are included in other assets. Mortgage servicing rights are amortized as an offset to mortgage banking revenues over the period of estimated net servicing income.  They are periodically evaluated for impairment based on their fair value.  Impairment is measured on an aggregated basis by stratifying the rights based on homogeneous characteristics such as note rate and loan type. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost.  Any impairment is recognized through a valuation allowance and as a reduction to mortgage banking revenues.

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

Nonaccrual Loans - Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest or sooner if considered appropriate by management. Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectability of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for approximately 6 months, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

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

Interest income on nonaccrual impaired loans is recognized as described above under the caption “Nonaccrual Loans.”  Impaired accruing loans consist of those troubled debt restructurings for which management has concluded that the collectability of the loan is not in doubt.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan.  Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately 6 months before management considers such loans for return to accruing status.  Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the risk of loss inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.  Loan charge-offs are recognized when management believes the

Notes to Consolidated Financial Statements – (continued)

collectability of the principal balance outstanding is unlikely.  Full or partial charge-offs on collateral dependent impaired loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

The level of the allowance is based on management’s ongoing review of the growth and composition of the loan portfolio, historical loss experience, estimated loss emergence period (the period from the event that triggers the eventual default until the actual loss is recognized with a charge-off), current economic conditions, analysis of asset quality and credit quality levels and trends, the performance of individual loans in relation to contract terms and other pertinent factors.

A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for the purposes of establishing a sufficient allowance for loan losses.  The methodology includes: (1) the identification of loss allocations for individual loans deemed to be impaired and (2) the application of loss allocation factors for non-impaired loans based on historical loss experience and estimated loss emergence period, with adjustments for various exposures that management believes are not adequately represented by historical loss experience.

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

For loans that are collectively evaluated, we analyze historical loss experience by loan segment over an established look-back period deemed to be relevant to the inherent risk of loss in the portfolios. Loans are segmented by loan type, collateral type, delinquency status and loan risk rating, where applicable. These losses are adjusted to reflect the loss emergence period. These amounts are supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by historical loss rates. These qualitative risk factors include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s loan review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

Because the methodology is based upon historical experience and trends, current economic data, as well as management’s judgment, factors may arise that result in different estimations. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Notes to Consolidated Financial Statements – (continued)

Goodwill and Other Identifiable Intangible Assets
The Corporation allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  Other intangible assets identified in acquisitions consist of advisory contracts and non-compete agreements.  The value attributed to these intangible assets was based on the time period over which they are expected to generate economic benefits.

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

Property Acquired through Foreclosure or Repossession
Property acquired through foreclosure or repossession is carried at the lower of cost or fair value less estimated costs to sell.  Fair value of such assets is determined based on independent appraisals and other relevant factors.  Any write-down to fair value at the time of foreclosure or repossession is charged to the allowance for loan losses.  A valuation allowance is maintained for declines in market value and for estimated selling expenses.  Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in foreclosed property costs.

Loans that are substantively repossessed include only those loans for which the Corporation has obtained control of the collateral, but has not completed legal foreclosure proceedings.

Notes to Consolidated Financial Statements – (continued)

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

Pension Costs
Pension benefits are accounted for using the net periodic benefit cost method, which recognizes the compensation cost of an employee’s pension benefit over that employee’s approximate service period.  Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases.  Washington Trust evaluates these assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to so do.  The effect of modifications to those assumptions is recorded in other comprehensive income (loss) and amortized to net periodic cost over future periods.  Washington Trust believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

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

Stock-Based Compensation
Stock-based compensation plans provide for awards of stock options and other equity incentives, including nonvested share units and nonvested performance share units.

Notes to Consolidated Financial Statements – (continued)

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant. The Corporation estimates grant date fair value for stock options using the Black-Scholes option-pricing model. Awards of nonvested share units and nonvested performance share units are valued at the fair market value of the Bancorp’s common stock as of the award date. Nonvested performance share unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. If the goals are not met, no compensation cost will be recognized and any recognized compensation costs will be reversed.

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

Segment Reporting
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

Comprehensive Income
Comprehensive income is defined as all changes in equity, except for those resulting from transactions with shareholders.  Net income is a component of comprehensive income. All other components are referred to in the aggregate as other comprehensive income (loss).

Notes to Consolidated Financial Statements – (continued)

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and other short-term investments.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in the fair value is recognized directly in earnings as interest expense.

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

When a cash flow hedge is discontinued, but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income (loss) are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.

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

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The required disclosures about fair value measurements have been included in Note 15.

Notes to Consolidated Financial Statements – (continued)

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

Financial Instruments - Topic 825
Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), was issued in January 2016 and provides revised guidance related to the accounting for and reporting of financial instruments. Some of the main provisions include: requiring most equity securities to be reported at fair value with unrealized gains and losses reported in the income statement; requiring separate presentation of financial assets and liabilities by measurement category and form (i.e. securities or loans); clarifying that entities must assess valuation allowances on a deferred tax asset related to available for sale debt securities in combination with their other deferred tax assets; and eliminating the requirement to disclose the method and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation has not yet determined the effect of ASU 2016-01 on its ongoing financial reporting.

Leases - Topic 842
Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Corporation has not yet determined the effect of ASU 2016-02 on its ongoing financial reporting.

Notes to Consolidated Financial Statements – (continued)

(3) Acquisition
On August 1, 2015, Washington Trust completed the acquisition of Halsey Associates, Inc. (“Halsey”), a registered investment adviser firm located in New Haven, Connecticut.  Halsey specializes in providing investment counseling services to high-net-worth families, corporations, foundations and endowment clients. The primary reason for the acquisition was to expand the geographic reach of Washington Trust’s wealth management business.

The cost to acquire Halsey included $1.7 million in cash, $5.4 million in the form of 136,543 shares of Washington Trust Bancorp, Inc. common stock and a $2.9 million contingent consideration liability for the estimated present value of future earn-outs to be paid, based on the future revenue growth of the acquired business during the 5-year period following the acquisition. See Note 15 for additional disclosure on the contingent consideration liability.

The following table presents the estimated fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition, August 1, 2015:

(Dollars in thousands)	Fair Value
Assets:
Cash	$10
Deferred tax assets	653
Goodwill	5,945
Identifiable intangible assets	7,515
Other assets	202
Total assets acquired	$14,325
Liabilities:
Contingent consideration liability	$2,904
Deferred tax liabilities	2,803
Other liabilities	1,507
Total liabilities assumed	$7,214
Net assets acquired	$7,111

(4) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $10.5 million and $8.0 million, respectively, at December 31, 2015 and 2014 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of December 31, 2015 and 2014, cash and due from banks includes interest-bearing deposits in other banks of $48.2 million and $42.7 million, respectively.

Notes to Consolidated Financial Statements – (continued)

(5) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$77,330	$73	($388)	$77,015
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	228,908	6,398	(450)	234,856
Obligations of states and political subdivisions	35,353	727	—	36,080
Individual name issuer trust preferred debt securities	29,815	—	(4,677)	25,138
Corporate bonds	1,970	5	(20)	1,955
Total securities available for sale	$373,376	$7,203	($5,535)	$375,044
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$20,023	$493	$—	$20,516
Total securities held to maturity	20,023	493	—	20,516
Total securities	$393,399	$7,696	($5,535)	$395,560

(Dollars in thousands)
December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$31,205	$21	($54)	$31,172
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	235,343	10,023	—	245,366
Obligations of states and political subdivisions	47,647	1,529	—	49,176
Individual name issuer trust preferred debt securities	30,753	—	(4,979)	25,774
Corporate bonds	6,120	57	(3)	6,174
Total securities available for sale	$351,068	$11,630	($5,036)	$357,662
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$25,222	$786	$—	$26,008
Total securities held to maturity	25,222	786	—	26,008
Total securities	$376,290	$12,416	($5,036)	$383,670

At December 31, 2015 and 2014, securities available for sale and held to maturity with a fair value of $346.1 million and $350.5 million, respectively, were pledged as collateral for FHLBB borrowings, potential borrowings with the FRB, certain public deposits and for other purposes.  See Note 12 for additional discussion of FHLBB borrowings.

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

(Dollars in thousands)	December 31, 2015
	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$15,100	$62,230	$—	$77,330
Weighted average yield	—%	1.42%	2.34%	—%	2.16%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	38,526	101,233	60,694	28,455	228,908
Weighted average yield	3.53	3.08	2.63	1.25	2.81
Obligations of states and political subdivisions:
Amortized cost	3,925	22,462	8,966	—	35,353
Weighted average yield	3.86	3.97	4.01	—	3.97
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	—	29,815	29,815
Weighted average yield	—	—	—	1.46	1.46
Corporate bonds:
Amortized cost	—	1,244	726	—	1,970
Weighted average yield	—	2.10	2.88	—	2.39
Total debt securities available for sale:
Amortized cost	$42,451	$140,039	$132,616	$58,270	$373,376
Weighted average yield	3.56%	3.04%	2.58%	1.36%	2.67%
Fair value	$43,532	$143,061	$134,119	$54,332	$375,044
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$2,576	$7,971	$6,267	$3,209	$20,023
Weighted average yield	3.11%	3.03%	2.64%	0.75%	2.55%
Fair value	$2,640	$8,167	$6,421	$3,288	$20,516

Included in the above table were debt securities with an amortized cost balance of $139.1 million and a fair value of $134.7 million at December 31, 2015 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 2 months to 21 years, with call features ranging from 1 month to 6 years.

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

Notes to Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2015	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$34,767	($388)	—	$—	$—	4	$34,767	($388)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	9	61,764	(450)	—	—	—	9	61,764	(450)
Individual name issuer trust preferred debt securities	—	—	—	10	25,138	(4,677)	10	25,138	(4,677)
Corporate bonds	3	1,235	(20)	—	—	—	3	1,235	(20)
Total temporarily impaired securities	16	$97,766	($858)	10	$25,138	($4,677)	26	$122,904	($5,535)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2014	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	3	$20,952	($54)	—	$—	$—	3	$20,952	($54)
Individual name issuer trust preferred debt securities	—	—	—	11	25,774	(4,979)	11	25,774	(4,979)
Corporate bonds	—	—	—	1	199	(3)	1	199	(3)
Total temporarily impaired securities	3	$20,952	($54)	12	$25,973	($4,982)	15	$46,925	($5,036)

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

Unrealized losses on temporarily impaired securities as of December 31, 2015 and December 31, 2014 were concentrated in variable rate trust preferred debt securities.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at December 31, 2015 were 10 trust preferred security holdings issued by 7 individual companies in the the banking sector. Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased. Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of December 31, 2015, individual name issuers trust preferred debt securities with an amortized cost of $10.9 million and unrealized losses of $1.7 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between December 31, 2015 and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be

Notes to Consolidated Financial Statements – (continued)

required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on these securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Credit-Related Impairment Losses Recognized on Debt Securities
As of December 31, 2015 and December 31, 2014, Washington Trust no longer had investments in two pooled trust preferred holdings in the form of collateralized debt obligations (“CDO”).  During 2013, other-than-temporary impairment (“OTTI”) losses were recognized in earnings on these two pooled trust preferred debt securities.

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

The following table presents a rollforward of the cumulative credit-related impairment losses on debt securities:

(Dollars in thousands)
Years ended December 31,	2015	2014	2013
Balance at beginning of period	$—	$—	$3,325
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	—	—	3,489
Reductions for securities for which a liquidation notice was received during the period	—	—	(4,868)
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost	—	—	(1,946)
Balance at end of period	$—	$—	$—

Notes to Consolidated Financial Statements – (continued)

(6) Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$931,953	31%	$843,978	30%
Construction & development (2)	122,297	4	79,592	3
Commercial & industrial (3)	600,297	20	611,918	21
Total commercial	1,654,547	55	1,535,488	54
Residential real estate:
Mortgages	984,437	33	948,731	33
Homeowner construction	29,118	1	36,684	1
Total residential real estate	1,013,555	34	985,415	34
Consumer:
Home equity lines	255,565	8	242,480	8
Home equity loans	46,649	2	46,967	2
Other (4)	42,811	1	48,926	2
Total consumer	345,025	11	338,373	12
Total loans (5)	$3,013,127	100%	$2,859,276	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $2.6 million and $2.1 million, respectively, and net unamortized premiums on purchased loans of $84 thousand and $94 thousand, respectively, at December 31, 2015 and 2014.

At December 31, 2015 and 2014, there were $1.27 billion and $1.21 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 12 for additional disclosure regarding borrowings.

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

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectability of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for approximately 6 months, the borrower

Notes to Consolidated Financial Statements – (continued)

has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2015	2014
Commercial:
Mortgages	$5,711	$5,315
Construction & development	—	—
Commercial & industrial	3,018	1,969
Residential real estate:
Mortgages	10,666	7,124
Homeowner construction	—	—
Consumer:
Home equity lines	528	1,217
Home equity loans	1,124	317
Other	—	3
Total nonaccrual loans	$21,047	$15,945
Accruing loans 90 days or more past due	$—	$—

As of December 31, 2015 and 2014, loans secured by one- to four-family residential property amounting to $2.6 million and $1.8 million, respectively, were in process of foreclosure.

Nonaccrual loans of $7.4 million and $3.2 million, respectively, were current as to the payment of principal and interest as of December 31, 2015 and 2014. There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2015.

Interest income that would have been recognized had nonaccrual loans been current in accordance with their original terms was approximately $1.5 million, $1.3 million and $1.8 million in 2015, 2014 and 2013, respectively.  Interest income included in the Consolidated Statements of Income on nonaccrual loans amounted to approximately $522 thousand, $455 thousand and $400 thousand, respectively, in 2015, 2014 and 2013.

Notes to Consolidated Financial Statements – (continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
December 31, 2015	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$51	$—	$4,504	$4,555	$927,398	$931,953
Construction & development	—	—	—	—	122,297	122,297
Commercial & industrial	405	9	48	462	599,835	600,297
Residential real estate:
Mortgages	3,028	2,964	3,294	9,286	975,151	984,437
Homeowner construction	—	—	—	—	29,118	29,118
Consumer:
Home equity lines	883	373	518	1,774	253,791	255,565
Home equity loans	748	490	222	1,460	45,189	46,649
Other	22	—	—	22	42,789	42,811
Total loans	$5,137	$3,836	$8,586	$17,559	$2,995,568	$3,013,127

(Dollars in thousands)	Days Past Due
December 31, 2014	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$5,315	$5,315	$838,663	$843,978
Construction & development	—	—	—	—	79,592	79,592
Commercial & industrial	2,136	1,202	181	3,519	608,399	611,918
Residential real estate:
Mortgages	2,943	821	3,284	7,048	941,683	948,731
Homeowner construction	—	—	—	—	36,684	36,684
Consumer:
Home equity lines	570	100	841	1,511	240,969	242,480
Home equity loans	349	240	56	645	46,322	46,967
Other	35	5	—	40	48,886	48,926
Total loans	$6,033	$2,368	$9,677	$18,078	$2,841,198	$2,859,276

Included in past due loans as of December 31, 2015 and 2014, were nonaccrual loans of $13.6 million and $12.7 million, respectively. All loans 90 days or more past due at December 31, 2015 and 2014 were classified as nonaccrual.

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring. In the third quarter of 2015, the Corporation redefined impaired loans to include nonaccrual loans and troubled debt restructured loans. In prior periods, the Corporation had defined impaired loans to include nonaccrual commercial loans, troubled debt restructured loans and certain other loans that were individually evaluated for impairment. The redefinition of impaired loans in 2015 resulted in $7.8 million of well-secured nonaccrual residential real estate mortgage loans and consumer

Notes to Consolidated Financial Statements – (continued)

loans being classified as impaired loans in the third quarter of 2015. The redefinition of impaired loans did not result in significant changes to the allowance for loan losses or to the allocation of loss exposure within the allowance for loans losses.

The following is a summary of impaired loans:

(Dollars in thousands)
	Recorded Investment (1)		Unpaid Principal		Related Allowance
December 31,	2015	2014	2015	2014	2015	2014
No Related Allowance Recorded:
Commercial:
Mortgages	$4,292	$432	$5,101	$432	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,849	1,047	1,869	1,076	—	—
Residential real estate:
Mortgages	8,441	1,477	8,826	1,768	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	6	—	64	—	—	—
Home equity loans	530	—	539	—	—	—
Other	—	—	—	—	—	—
Subtotal	15,118	2,956	16,399	3,276	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	10,873	14,585	10,855	14,564	1,633	927
Construction & development	—	—	—	—	—	—
Commercial & industrial	2,024	1,878	2,248	2,437	771	177
Residential real estate:
Mortgages	2,895	2,226	2,941	2,338	156	326
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	522	250	522	250	2	141
Home equity loans	679	45	783	62	21	12
Other	145	112	144	114	—	—
Subtotal	17,138	19,096	17,493	19,765	2,583	1,583
Total impaired loans	$32,256	$22,052	$33,892	$23,041	$2,583	$1,583
Total:
Commercial	$19,038	$17,942	$20,073	$18,509	$2,404	$1,104
Residential real estate	11,336	3,703	11,767	4,106	156	326
Consumer	1,882	407	2,052	426	23	153
Total impaired loans	$32,256	$22,052	$33,892	$23,041	$2,583	$1,583

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs.  For impaired accruing loans (troubled debt restructurings for which management has concluded that the collectability of the loan is not in doubt), the recorded investment also includes accrued interest.

Notes to Consolidated Financial Statements – (continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class:

(Dollars in thousands)
	Average Recorded Investment			Interest Income Recognized
Years ended December 31,	2015	2014	2013	2015	2014	2013
Commercial:
Mortgages	$14,847	$22,971	$27,496	$327	$658	$630
Construction & development	—	—	—	—	—	—
Commercial & industrial	3,415	2,499	6,029	130	126	190
Residential real estate:
Mortgages	5,423	4,006	4,024	147	101	125
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	228	97	200	1	2	7
Home equity loans	487	100	72	11	4	6
Other	210	119	146	10	8	9
Totals	$24,610	$29,792	$37,967	$626	$899	$967

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately 6 months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring. In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $18.5 million and $18.4 million, respectively, at December 31, 2015 and 2014. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $1.8 million and $1.2 million, respectively, at December 31, 2015 and 2014.

As of December 31, 2015, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Notes to Consolidated Financial Statements – (continued)

The following table presents loans modified as a troubled debt restructuring:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Years ended December 31,	2015	2014	2015	2014	2015	2014
Commercial:
Mortgages	1	—	$1,190	$—	$1,190	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	3	12	584	1,191	584	1,191
Residential real estate:
Mortgages	3	4	619	992	619	992
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	1	—	70	—	70	—
Other	1	—	35	—	35	—
Totals	9	16	$2,498	$2,183	$2,498	$2,183

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring:

(Dollars in thousands)
Years ended December 31,	2015	2014
Below-market interest rate concession	$335	$77
Payment deferral	903	791
Maturity / amortization concession	70	964
Combination (1)	1,190	351
Total	$2,498	$2,183

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

In 2015 and 2014, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on 2 loans totaling $290 thousand and 7 loans totaling $669 thousand, respectively.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk rating to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. As of December 31, 2015 and 2014, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.68 and 4.67, respectively. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses. See Note 7 for additional information.

Notes to Consolidated Financial Statements – (continued)

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

Classified - Loans identified as “substandard”, “doubtful” or “loss” based on criteria consistent with guidelines provided by banking regulators. A “substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. The loans are closely watched and are either already on nonaccrual status or may be placed in nonaccrual status when management determines there is uncertainty of collectability. A “doubtful” loan is placed on non-accrual status and has a high probability of loss, but the extent of the loss is difficult to quantify due to dependency upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. A loan in the “loss” category is considered generally uncollectible or the timing or amount of payments cannot be determined. “Loss” is not intended to imply that the loan has no recovery value but rather it is not practical or desirable to continue to carry the asset.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)
	Pass		Special Mention		Classified
December 31,	2015	2014	2015	2014	2015	2014
Mortgages	$914,774	$819,857	$3,035	$18,372	$14,144	$5,749
Construction & development	122,297	79,592	—	—	—	—
Commercial & industrial	577,036	592,206	12,012	16,311	11,249	3,401
Total commercial loans	$1,614,107	$1,491,655	$15,047	$34,683	$25,393	$9,150

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

Notes to Consolidated Financial Statements – (continued)

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
December 31,	2015	2014	2015	2014
Residential real estate:
Accruing mortgages	$973,771	$941,607	$—	$—
Nonaccrual mortgages	7,372	3,840	3,294	3,284
Homeowner construction	29,118	36,684	—	—
Total residential loans	$1,010,261	$982,131	$3,294	$3,284
Consumer:
Home equity lines	$255,047	$241,639	$518	$841
Home equity loans	46,427	46,911	222	56
Other	42,811	48,926	—	—
Total consumer loans	$344,285	$337,476	$740	$897

Loan Servicing Activities
The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2012	$1,275	($165)	$1,110
Loan servicing rights capitalized	1,897	—	1,897
Amortization	(405)	—	(405)
Decrease in impairment reserve	—	96	96
Balance at December 31, 2013	2,767	(69)	2,698
Loan servicing rights capitalized	869	—	869
Amortization	(647)	—	(647)
Decrease in impairment reserve	—	67	67
Balance at December 31, 2014	2,989	(2)	2,987
Loan servicing rights capitalized	1,406	—	1,406
Amortization	(1,047)	—	(1,047)
Decrease in impairment reserve	—	1	1
Balance at December 31, 2015	$3,348	($1)	$3,347

Notes to Consolidated Financial Statements – (continued)

The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2016	$1,008
	2017	701
	2018	491
	2019	343
	2020	241
	Thereafter	564
Total estimated amortization expense		$3,348

Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others, by type of loan:

(Dollars in thousands)
December 31,	2015	2014
Residential mortgages	$458,629	$378,798
Commercial loans	109,173	90,484
Total	$567,802	$469,282

Notes to Consolidated Financial Statements – (continued)

(7) Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes: (1) the identification of loss allocations for individual loans deemed to be impaired and (2) the application of loss allocation factors for non-impaired loans based on historical loss experience and estimated loss emergence period, with adjustments for various exposures that management believes are not adequately represented by historical loss experience.

Prior to December 31, 2015, an unallocated allowance was maintained for measurement imprecision associated with impaired and nonaccrual loans. As a result of further enhancement and refinement of the allowance methodology to provide a more precise quantification of probable losses in the loan portfolio, management concluded that the potential risks anticipated by the unallocated allowance have been incorporated into the allocated component of the methodology, eliminating the need for the unallocated allowance in the fourth quarter of 2015.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023
Charge-offs	(809)	—	(671)	(1,480)	(207)	(618)	—	(2,305)
Recoveries	92	—	87	179	28	94	—	301
Provision	1,655	458	799	2,912	209	320	(2,391)	1,050
Ending Balance	$9,140	$1,758	$8,202	$19,100	$5,460	$2,509	$—	$27,069

(1)	Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2014:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$8,022	$383	$7,835	$16,240	$6,450	$2,511	$2,685	$27,886
Charge-offs	(977)	—	(558)	(1,535)	(132)	(282)	—	(1,949)
Recoveries	24	—	86	110	51	75	—	236
Provision	1,133	917	624	2,674	(939)	409	(294)	1,850
Ending Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023

(1)	Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2013:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$9,817	$224	$8,934	$18,975	$6,428	$2,684	$2,786	$30,873
Charge-offs	(5,213)	—	(358)	(5,571)	(128)	(323)	—	(6,022)
Recoveries	380	—	153	533	3	99	—	635
Provision	3,038	159	(894)	2,303	147	51	(101)	2,400
Ending Balance	$8,022	$383	$7,835	$16,240	$6,450	$2,511	$2,685	$27,886

(1)	Commercial & industrial loans.

Notes to Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology. See disclosure above regarding the reclassification of the unallocated allowance in 2015.

(Dollars in thousands)	December 31, 2015		December 31, 2014
		Related Allowance		Related Allowance
	Loans		Loans
Loans Individually Evaluated For Impairment:
Commercial:
Mortgages	$15,141	$1,633	$14,991	$927
Construction & development	—	—	—	—
Commercial & industrial	3,871	771	2,921	177
Residential Real Estate	11,333	156	3,698	326
Consumer	1,881	23	409	153
Subtotal	32,226	2,583	22,019	1,583
Loans Collectively Evaluated For Impairment:
Commercial:
Mortgages	916,812	7,507	828,987	7,275
Construction & development	122,297	1,758	79,592	1,300
Commercial & industrial	596,426	7,431	608,997	7,810
Residential Real Estate	1,002,222	5,304	981,717	5,104
Consumer	343,144	2,486	337,964	2,560
Subtotal	2,980,901	24,486	2,837,257	24,049
Unallocated	—	—	—	2,391
Total	$3,013,127	$27,069	$2,859,276	$28,023

(8) Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2015	2014
Land and improvements	$6,020	$6,020
Premises and improvements	36,358	34,608
Furniture, fixtures and equipment	27,420	25,041
	69,798	65,669
Less accumulated depreciation	40,205	38,174
Total premises and equipment, net	$29,593	$27,495

Depreciation of premises and equipment amounted to $3.4 million, $3.1 million and $3.3 million, respectively, for the years ended December 31, 2015, 2014, and 2013.

Notes to Consolidated Financial Statements – (continued)

(9) Goodwill and Other Intangibles
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Commercial Banking Segment	$22,591	$22,591
Wealth Management Services Segment	41,468	35,523
Total	$64,059	$58,114

The balance of goodwill in the Commercial Banking segment at December 31, 2015 reflects goodwill that arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment at December 31, 2015 reflects goodwill of $35.5 million that arose from the 2005 acquisition of Weston Financial and $5.9 million resulting from the 2015 acquisition of Halsey.

Intangible assets consist of wealth management advisory contracts and non-compete agreements. The following table presents the components of intangible assets:

(Dollars in thousands)	December 31, 2015		December 31, 2014
	Advisory Contracts	Non-compete Agreements	Advisory Contracts	Non-compete Agreements
Gross carrying amount	$20,803	$369	$13,657	$—
Accumulated amortization	9,610	102	8,808	—
Net amount	$11,193	$267	$4,849	$—

The balance of intangible assets at December 31, 2015 includes wealth management advisory contracts resulting from the Weston Financial acquisition in 2005, as well as the addition of wealth management advisory contracts and non-compete agreements with gross carrying amounts of $7.1 million and $369 thousand, respectively, resulting from the acquisition of Halsey in 2015.

The wealth management advisory contracts resulting from the Weston Financial acquisition are being amortized over a 20-year life using a declining balance method, based on expected attrition for the current customer base derived from historical runoff data.  The wealth management advisory contracts and non-compete agreements resulting from the acquisition of Halsey are being amortized on a straight-line basis over a 15-year and 18-month life, respectively.

Amortization expense for the years ended December 31, 2015, 2014, and 2013, amounted to $904 thousand, $644 thousand and $680 thousand, respectively.

The following table presents estimated annual amortization expense for intangible assets at December 31, 2015:

(Dollars in thousands)		Advisory Contracts	Non-compete Agreements	Total
Years ending December 31,	2016	$1,038	$246	$1,284
	2017	1,014	21	1,035
	2018	979	—	979
	2019	943	—	943
	2020	914	—	914
	2021 and thereafter	6,305	—	6,305

Notes to Consolidated Financial Statements – (continued)

(10) Income Tax Expense
The following table presents the components of income tax expense:

(Dollars in thousands)
Years ended December 31,	2015	2014	2013
Current tax expense:
Federal	$17,864	$16,286	$13,518
State	1,194	866	742
Total current tax expense	19,058	17,152	14,260
Deferred tax expense (benefit):
Federal	2,003	1,820	2,300
State	(183)	27	(33)
Total deferred tax expense	1,820	1,847	2,267
Total income tax expense	$20,878	$18,999	$16,527

Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

(Dollars in thousands)
Years ended December 31,	2015	2014	2013
Tax expense at Federal statutory rate	$22,520	$20,938	$18,438
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1,604)	(1,540)	(1,408)
Dividends received deduction	(57)	(29)	—
BOLI	(694)	(646)	(648)
Federal tax credits	(364)	(364)	(364)
Acquisition related expenses	318	—	—
State income tax expense, net of federal income tax benefit	658	581	461
Other	101	59	48
Total income tax expense	$20,878	$18,999	$16,527

Notes to Consolidated Financial Statements – (continued)

The following table presents the approximate tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities:

(Dollars in thousands)
December 31,	2015	2014
Deferred tax assets:
Allowance for loan losses	$10,015	$10,116
Defined benefit pension obligations	3,447	6,719
Deferred compensation	3,181	2,761
Deferred loan origination fees	2,001	1,822
Stock based compensation	1,772	1,676
Other	3,547	3,026
Deferred tax assets	23,963	26,120
Deferred tax liabilities:
Net unrealized gains on securities available for sale	(617)	(2,373)
Amortization of intangibles	(4,240)	(1,750)
Deferred loan origination costs	(5,089)	(4,694)
Loan servicing rights	(1,238)	(1,078)
Other	(1,009)	(1,206)
Deferred tax liabilities	(12,193)	(11,101)
Net deferred tax asset	$11,770	$15,019

The Corporation’s net deferred tax asset is included in other assets in the Consolidated Balance Sheets. Management has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences, carryback to taxable income in prior years or by offsetting projected future taxable income.

The Corporation had no unrecognized tax benefits as of December 31, 2015 and 2014.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012.

(11) Time Certificates of Deposit
The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2016	$329,764	0.67%
	2017	190,552	1.04
	2018	93,974	1.30
	2019	140,261	1.72
	2020	79,278	1.63
	2021 and thereafter	69	2.49
Balance at December 31, 2015		$833,898	1.09%

Notes to Consolidated Financial Statements – (continued)

The following table presents the amount of time certificates of deposit in denominations of $100 thousand or more at December 31, 2015, maturing during the periods indicated:

(Dollars in thousands)
January 1, 2016 to March 31, 2016	$82,083
April 1, 2016 to June 30, 2016	24,919
July 1, 2016 to December 31, 2016	31,621
January 1, 2017 and beyond	119,236
Balance at December 31, 2015	$257,859

Time certificates of deposit in denominations of $250 thousand or more totaled $45.1 million and $45.7 million, respectively, at December 31, 2015 and 2014.

(12) Borrowings
Federal Home Loan Bank Advances
Advances payable to FHLBB amounted to $379.0 million and $406.3 million, respectively, at December 31, 2015 and 2014.

The following table presents scheduled maturities and weighted average interest rates on FHLBB advances outstanding as of December 31, 2015:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2016	$141,292	0.68%
2017	37,575	2.52
2018	83,134	2.26
2019	42,661	3.79
2020	27,733	2.30
2021 and thereafter	46,578	4.16
Total	$378,973	2.11%

In February 2016, FHLBB advances totaling $59.4 million were modified to lower interest rates and the maturities of these advances were extended. Original maturity dates ranging from 2017 to 2019 were modified to 2020 to 2023. The original weighted average interest rate was 3.48% and was revised to 3.01%. The table below presents the original terms as of December 31, 2015, as well as revised terms associated with these FHLBB advances:

(Dollars in thousands)	Original Terms		Revised Terms
	Scheduled Maturity	Weighted Average Rate	Scheduled Maturity	Weighted Average Rate
2017	$10,000	3.29%	$—	—%
2018	35,000	3.14	—	—
2019	14,403	4.46	—	—
2020	—	—	5,000	2.71
2021	—	—	20,000	2.63
2022	—	—	25,830	3.06
2023	—	—	8,573	3.90
Total	$59,403	3.48%	$59,403	3.01%

Notes to Consolidated Financial Statements – (continued)

As of December 31, 2015 and 2014, the Bank had access to a $40.0 million unused line of credit with the FHLBB and also had remaining available borrowing capacity of $644.8 million and $569.4 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLBB.

Advances payable to FHLBB include short-term advances with original maturity due dates of one year or less. The following table presents certain information concerning short-term FHLBB advances:

(Dollars in thousands)
As of and for the years ended December 31,	2015	2014	2013
Average amount outstanding during the period	$155,874	$70,693	$13,901
Amount outstanding at end of period	$107,500	$200,000	$—
Highest month end balance during period	$229,500	$200,000	$60,000
Weighted-average interest rate at end of period	0.55%	0.37%	—%
Weighted-average interest rate during the period	0.38%	0.35%	0.30%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2015 and 2014.

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

(13) Shareholders’ Equity
2006 Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved the 2006 Stock Repurchase Plan authorizing the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  The repurchased shares would be held as treasury stock to be used for general corporate purposes.  As of December 31, 2015, a cumulative total of 185,400 shares have been repurchased, all of which were repurchased in 2007 at a total cost of $4.8 million.

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

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $194.3 million as of December 31, 2015.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of the Corporation’s common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2015, a total of 2,292,840 common stock shares were reserved for issuance under the 2003 Plan, 2013 Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to various regulatory capital requirements administered by the FRB and the FDIC, respectively.  Regulatory authorities can initiate certain mandatory actions if Bancorp or the Bank fail to meet minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets,

Notes to Consolidated Financial Statements – (continued)

liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures, to ensure capital adequacy, require minimum amounts and ratios.

As of January 1, 2015, the Bancorp and the Bank were required to comply with the Final Capital Rule that implemented the Basel III capital standards, which substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. The Final Capital Rule, among other things: (i) introduced a new capital measure called common equity Tier 1; (ii) specified that Tier 1 capital consists of common equity Tier 1 and additional Tier 1 capital instruments meeting specified requirements; (iii) applied most adjustments to regulatory capital measures to common equity Tier 1 and not to the other components of capital, thus potentially requiring higher levels of common equity Tier 1 in order to meet minimum ratios; and (iv) expanded the scope of the adjustments from capital as compared to previous capital regulatory requirements.

Capital levels at December 31, 2015 exceeded the regulatory minimum levels to be considered well-capitalized.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	$367,443	12.58%	$233,739	8.00%	N/A	N/A
Bank	366,676	12.55	233,676	8.00	292,095	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	340,130	11.64	175,304	6.00	N/A	N/A
Bank	339,363	11.62	175,257	6.00	233,676	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets): (1)
Corporation	318,131	10.89	131,478	4.50	N/A	N/A
Bank	339,363	11.62	131,443	4.50	189,861	6.50
Tier 1 Capital (to Average Assets): (2)
Corporation	340,130	9.37	145,191	4.00	N/A	N/A
Bank	339,363	9.36	145,103	4.00	181,378	5.00

December 31, 2014
Total Capital (to Risk-Weighted Assets):
Corporation	343,934	12.56	219,149	8.00	N/A	N/A
Bank	339,268	12.39	219,075	8.00	273,844	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	315,575	11.52	109,574	4.00	N/A	N/A
Bank	310,909	11.35	109,537	4.00	164,306	6.00
Tier 1 Capital (to Average Assets): (2)
Corporation	315,575	9.14	138,090	4.00	N/A	N/A
Bank	310,909	9.01	137,964	4.00	172,454	5.00

(1)	New capital ratio effective January 1, 2015 under the Basel III capital requirements.

(2)	Leverage ratio.

Notes to Consolidated Financial Statements – (continued)

(14) Derivative Financial Instruments
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

Interest Rate Risk Management Agreements
Interest rate swaps and caps are used from time to time as part of the Corporation’s interest rate risk management strategy.  Interest rate swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount.  Interest rate caps represent options purchased by the Corporation to manage the interest rate paid throughout the term of the option contract. The credit risk associated with these transactions is the risk of default by the counterparty.  To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy.  The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

Cash Flow Hedging Instruments
As of December 31, 2014, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate risk associated with $22.7 million of variable rate junior subordinated debentures. During 2015, both interest rate swap contracts matured. In the fourth quarter of 2015, the Bancorp executed two interest rate caps designated as cash flow hedges to hedge the interest rate risk associated with the $22.7 million of variable rate junior subordinated debentures. The Corporation paid a premium totaling $257 thousand to obtain the right to receive the difference between 3-month LIBOR and a 4.5% strike for both of the interest rate caps. The caps mature in the fourth quarter of 2020. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allows them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of December 31, 2015 and 2014, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $302.1 million and $165.8 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

Notes to Consolidated Financial Statements – (continued)

As of December 31, 2015, the notional amounts of the risk participation-out agreements and risk participation-in agreements were $25.3 million and $21.5 million, respectively.

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

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
December 31,	Balance Sheet Location	2015	2014	Balance Sheet Location	2015	2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contract:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$—	$497
Interest rate caps	Other assets	187	—	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	1,220	1,212	Other liabilities	—	20
Commitments to sell mortgage loans	Other assets	—	13	Other liabilities	2,012	2,028
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	8,027	4,554	Other liabilities	—	23
Mirror swaps with counterparties	Other assets	—	28	Other liabilities	8,266	4,748
Risk participation agreements	Other assets	56	—	Other liabilities	69	—
Total		$9,490	$5,807		$10,347	$7,316

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
Years ended December 31,	2015	2014	2013		2015	2014	2013
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$288	$331	$388	Interest Expense	$—	$—	$—
Interest rate caps	(44)	—	—	Interest Expense	—	—	—
Total	$244	$331	$388		$—	$—	$—

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivative
Years ended December 31,	Statement of Income Location	2015	2014	2013
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	$28	$800	($2,121)
Commitments to sell mortgage loans	Mortgage banking revenues	3	(1,442)	3,618
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	7,569	4,989	396
Mirror swaps with counterparties	Loan related derivative income	(4,904)	(3,853)	555
Risk participation agreements	Loan related derivative income	(224)	—	—
Total		$2,472	$494	$2,448

(15) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of December 31, 2015 and 2014, securities available for sale, certain residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession, certain residential real estate mortgage loans held for sale and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $33.2 million and $29.5 million, respectively, at December 31, 2015 and 2014. The aggregate fair value of these loans as of the same dates was $34.0 million and $30.3 million, respectively. As of December 31, 2015 and 2014, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $731 thousand and $779 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of December 31, 2015 and 2014.

Notes to Consolidated Financial Statements – (continued)

The following table presents the changes in fair value related to mortgage loans held for sale, interest rate lock commitments and commitments to sell residential real estate mortgage loans, for which the fair value option was elected. Changes in fair values are reported as a component of mortgage banking revenues in the Consolidated Statements of Income.

(Dollars in thousands)
Years ended December 31,	2015	2014	2013
Mortgage loans held for sale	($48)	$598	($1,505)
Interest rate lock commitments	28	800	(2,121)
Commitments to sell	3	(1,442)	3,618
Total changes in fair value	($17)	($44)	($8)

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2015 and 2014.

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government-sponsored enterprises, mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, obligations of states and political subdivisions, individual name issuer trust preferred debt securities and corporate bonds.

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2015 and 2014.

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

Derivatives
Interest rate swap and cap contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates and, accordingly, are classified as Level 2.

Notes to Consolidated Financial Statements – (continued)

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

The liability's valuation is based upon unobservable inputs, therefore, the contingent liability is classified within Level 3 of the fair value hierarchy. The unobservable inputs include probability estimates regarding the likelihood of achieving revenue growth targets and the discount rates utilized in the discounted cash flow calculations applied to the estimated earn-outs to be paid. The discount rates used ranged from 3% to 4%.

The fair value of the contingency represents the estimated price to transfer the liability between market participants at the measurement date under current market conditions.

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$77,015	$—	$77,015	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	234,856	—	234,856	—
Obligations of states and political subdivisions	36,080	—	36,080	—
Individual name issuer trust preferred debt securities	25,138	—	25,138	—
Corporate bonds	1,955	—	1,955	—
Mortgage loans held for sale	33,969	—	33,969	—
Derivative assets (1)	9,490	—	9,490	—
Total assets at fair value on a recurring basis	$418,503	$—	$418,503	$—
Liabilities:
Derivative liabilities (2)	$10,347	$—	$10,347	$—
Contingent Consideration Liability (3)	2,945	—	—	2,945
Total liabilities at fair value on a recurring basis	$13,292	$—	$10,347	$2,945

(1)
Derivative assets include interest rate risk management agreements, interest rate swap contracts with customers, risk participation-out agreements and forward loan commitments and are included in other assets in the Consolidated Balance Sheets.

(2)	Derivative liabilities include mirror swaps with counterparties, risk participation-in agreements and forward loan commitments and are included in other liabilities in the Consolidated Balance Sheets.

(3)	The contingent consideration liability is included in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$31,172	$—	$31,172	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	245,366	—	245,366	—
Obligations of states and political subdivisions	49,176	—	49,176	—
Individual name issuer trust preferred debt securities	25,774	—	25,774	—
Corporate bonds	6,174	—	6,174	—
Mortgage loans held for sale	30,321	—	30,321	—
Derivative assets (1)	5,807	—	5,807	—
Total assets at fair value on a recurring basis	$393,790	$—	$393,790	$—
Liabilities:
Derivative liabilities (2)	$7,316	$—	$7,316	$—
Total liabilities at fair value on a recurring basis	$7,316	$—	$7,316	$—

(1)	Derivative assets include interest rate swap contracts with customers and forward loan commitments and are included in other assets in the Consolidated Balance Sheets.

(2)
Derivative liabilities include mirror swaps with counterparties, interest rate risk management agreements and forward loan commitments and are included in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, 2 or 3 during the years ended December 31, 2015 and 2014.

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at December 31, 2015, which were written down to fair value during the year ended December 31, 2015:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$10,545	$—	$—	$10,545
Property acquired through foreclosure or repossession	270	—	—	270
Total assets at fair value on a nonrecurring basis	$10,815	$—	$—	$10,815

The allowance for loan losses on the collateral dependent impaired loans amounted to $2.4 million at December 31, 2015.

Notes to Consolidated Financial Statements – (continued)

The following table summarizes the carrying value of assets held at December 31, 2014, which were written down to fair value during the year ended December 31, 2014:

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2015
Collateral dependent impaired loans	$10,545	Appraisals of collateral	Discount for costs to sell	0% - 20% (2%)
Property acquired through foreclosure or repossession	270	Appraisals of collateral	Discount for costs to sell	12%
			Appraisal adjustments (1)	32%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2014
Collateral dependent impaired loans	$5,728	Appraisals of collateral	Discount for costs to sell	0% - 10% (2%)
			Appraisal adjustments (1)	0% - 40% (3%)
Property acquired through foreclosure or repossession	348	Appraisals of collateral	Discount for costs to sell	6% - 10% (8%)
			Appraisal adjustments (1)	5% - 23% (14%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

Notes to Consolidated Financial Statements – (continued)

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

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Financial Assets:
Securities held to maturity	$20,023	$20,516	$—	$20,516	$—
Loans, net of allowance for loan losses	2,986,058	3,004,782	—	—	3,004,782

Financial Liabilities:
Time deposits	$833,898	$834,574	$—	$834,574	$—
FHLBB advances	378,973	388,275	—	388,275	—
Junior subordinated debentures	22,681	16,468	—	16,468	—

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Financial Assets:
Securities held to maturity	$25,222	$26,008	$—	$26,008	$—
Loans, net of allowance for loan losses	2,831,253	2,866,907	—	—	2,866,907

Financial Liabilities:
Time deposits	$874,102	$872,570	$—	$872,570	$—
FHLBB advances	406,297	418,005	—	418,005	—
Junior subordinated debentures	22,681	17,201	—	17,201	—

Notes to Consolidated Financial Statements – (continued)

(16) Employee Benefits
Defined Benefit Pension Plans
The Corporation maintains a tax-qualified defined benefit pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans. The defined benefit pension plans were previously amended to freeze benefit accruals after a 10-year transition period ending in December 2023.

The defined benefit pension plan is funded on a current basis, in compliance with the requirements of ERISA.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $12.3 million and $10.4 million are included in the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively.

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually.

In 2015 and prior, a single weighted-average discount rate was used to calculate interest and service cost components of net periodic benefit cost. Washington Trust plans to utilize a "spot rate approach" in the calculation of interest and service cost for 2016 and beyond. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of interest and service cost. The new approach provides a more precise measurement of service and interest cost by improving the correlation between projected benefit cash flows and their corresponding spot rates. This change does not affect the measurement of the Corporation’s defined benefit obligations and is accounted for as a change in accounting estimate, which will be applied prospectively.

The following table presents the plans’ projected benefit obligations, fair value of plan assets and unfunded status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of period	$73,149	$61,162	$13,097	$10,784
Service cost	2,459	2,152	78	46
Interest cost	2,928	2,891	490	478
Actuarial (gain) loss	(5,410)	11,081	88	2,546
Benefits paid	(5,430)	(3,981)	(738)	(757)
Administrative expenses	(146)	(156)	—	—
Benefit obligation at end of period	67,550	73,149	13,015	13,097
Change in Plan Assets:
Fair value of plan assets at beginning of period	67,613	62,060	—	—
Actual return on plan assets	673	3,690	—	—
Employer contributions	3,000	6,000	738	757
Benefits paid	(5,430)	(3,981)	(738)	(757)
Administrative expenses	(146)	(156)	—	—
Fair value of plan assets at end of period	65,710	67,613	—	—
Unfunded status at end of period	($1,840)	($5,536)	($13,015)	($13,097)

The unfunded status of the qualified pension plan and non-qualified retirement plans has been recognized in other liabilities in the Consolidated Balance Sheets at December 31, 2015 and 2014.

Notes to Consolidated Financial Statements – (continued)

The following table presents components of accumulated other comprehensive income related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2015	2014	2015	2014
Net actuarial loss	$12,688	$15,504	$4,392	$4,548
Prior service credit	(84)	(107)	(2)	(3)
Total pre-tax amounts recognized in accumulated other comprehensive income	$12,604	$15,397	$4,390	$4,545

The accumulated benefit obligation for the qualified pension plan was $60.3 million and $64.0 million at December 31, 2015 and 2014, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $11.7 million and $12.1 million at December 31, 2015 and 2014, respectively.

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2015	2014	2013	2015	2014	2013
Net Periodic Benefit Cost:
Service cost	$2,459	$2,152	$2,720	$78	$46	$181
Interest cost	2,928	2,891	2,883	490	478	462
Expected return on plan assets	(4,515)	(4,063)	(3,725)	—	—	—
Amortization of prior service credit	(23)	(23)	(30)	(1)	(1)	(1)
Recognized net actuarial loss	1,249	461	1,321	245	70	175
Curtailments	—	—	(61)	—	—	(1)
Net periodic benefit cost	2,098	1,418	3,108	812	593	816
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net (gain) loss	(2,816)	10,993	(14,572)	(156)	2,476	(1,506)
Prior service cost	23	23	30	1	1	1
Curtailments	—	—	(4,000)	—	—	(359)
Recognized in other comprehensive (loss) income	(2,793)	11,016	(18,542)	(155)	2,477	(1,864)
Total recognized in net periodic benefit cost and other comprehensive (loss) income	($695)	$12,434	($15,434)	$657	$3,070	($1,048)

For the qualified pension plan, an estimated prior service credit of $23 thousand and net losses of $828 thousand will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year 2016. For the non-qualified retirement plans, an estimated prior service credit of $1 thousand and net losses of $247 thousand will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year 2016.

Notes to Consolidated Financial Statements – (continued)

Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2015 and 2014:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2015	2014	2015	2014
Measurement date	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Discount rate	4.480%	4.125%	4.200%	3.900%
Rate of compensation increase	3.750	3.750	3.750	3.750

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2015	2014	2013	2015	2014	2013
Measurement date	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Discount rate	4.125%	4.875%	4.125%	3.900%	4.600%	3.800%
Expected long-term return on plan assets	7.250	7.250	7.250	—	—	—
Rate of compensation increase	3.750	3.750	3.750	3.750	3.750	3.750

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

The discount rate assumption for defined benefit pension plans is reset on the measurement date.  Discount rates are selected for each plan by matching expected future benefit payments stream to a yield curve based on a selection of high-
quality fixed-income debt securities. Future decreases in discount rates would increase the present value of pension obligations and increase our pension costs.

Plan Assets
The following tables present the fair values of the qualified pension plan’s assets:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,598	$—	$—	$1,598
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	—	3,306	—	3,306
Obligations of states and political subdivisions	—	3,438	—	3,438
Corporate bonds	—	12,955	—	12,955
Common stocks	29,433	—	—	29,433
Mutual funds	14,980	—	—	14,980
Total plan assets	$46,011	$19,699	$—	$65,710

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$637	$—	$—	$637
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	—	4,197	—	4,197
Obligations of states and political subdivisions	—	2,953	—	2,953
Corporate bonds	—	13,162	—	13,162
Common stocks	31,172	—	—	31,172
Mutual funds	15,492	—	—	15,492
Total plan assets	$47,301	$20,312	$—	$67,613

The qualified pension plan uses fair value measurements to record fair value adjustments to the securities held in its investment portfolio.

When available, the qualified pension plan uses quoted market prices to determine the fair value of securities; such items are classified as Level 1.  This category includes cash equivalents, common stocks and mutual funds which are exchange-traded.

Level 2 securities in the qualified pension plan include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose values are determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category includes obligations of U.S. government agencies and U.S. government-sponsored enterprises, obligations of states and political subdivisions and corporate bonds.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2015 and 2014, the qualified pension plan did not have any securities in the Level 3 category.

The following table present the asset allocations of the qualified pension plan, by asset category:

December 31,	2015	2014
Asset Category:
Equity securities	63.4%	61.6%
Fixed income securities	34.6	37.8
Cash and cash equivalents	2.0	0.6
Total	100.0%	100.0%

The assets of the qualified defined benefit pension plan trust (the “Pension Trust”) are managed to balance the needs of cash flow requirements and long-term rate of return.  Cash inflow is typically comprised of investment income from portfolio holdings and Bank contributions, while cash outflow is for the purpose of paying plan benefits and certain plan expenses.  As early as possible each year, the trustee is advised of the projected schedule of employer contributions and estimations of benefit payments.  As a general rule, the trustee shall invest the funds so as to produce sufficient income to cover benefit payments and maintain a funded status that exceeds the regulatory requirements for tax-qualified defined benefit plans.

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

Fixed income bond investments should be limited to those in the top four categories used by the major credit rating agencies.  High yield bond funds may be used to provide exposure to this asset class as a diversification tool provided they do not exceed 10% of the portfolio.  In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts.  The assets of the Pension Trust will typically have a laddered maturity structure, avoiding large concentrations in any single year.  Equity holdings provide opportunities for dividend and capital appreciation returns.  Holdings will be appropriately diversified by maintaining broad exposure to large-, mid- and small-cap stocks as well as international equities.  Concentration in small-cap, mid-cap and international equities is limited to no more than 20%, 20% and 30% of the equity portfolio, respectively.  Investment selection and mix of equity holdings should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy while ensuring efficient diversification.  The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity holdings of the Pension Trust.  Investments in publicly traded real estate investment trust securities and low-risk derivatives securities such as callable securities, floating rate notes, mortgage- backed securities and treasury inflation protected securities, are permitted.

Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution.  The Corporation expects to contribute $8.5 million to the qualified pension plan in 2016.  In addition, the Corporation expects to contribute $788 thousand in benefit payments to the non-qualified retirement plans in 2016.

Estimated Future Benefit Payments
The following table presents the benefit payments, which reflect expected future service, as appropriate, expected to be paid:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans
2016	$4,401	$788
2017	2,992	782
2018	3,222	775
2019	3,032	804
2020	3,896	896
Years 2021 - 2025	21,768	4,304

401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, receive a non-elective employer contribution of 4%.  Total employer matching contributions under this plan amounted to $1.8 million, $1.8 million and $1.6 million in 2015, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements – (continued)

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on individual, business line and/or corporate performance targets (measured in terms of the Corporation’s net income, earnings per share and return on equity).  Total incentive based compensation amounted to $14.3 million, $13.8 million and $13.4 million in 2015, 2014 and 2013, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Compensation Committee of the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $8.6 million and $7.7 million at December 31, 2015 and 2014, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets.

(17) Share-Based Compensation Arrangements
Washington Trust’s share-based compensation plans are described below.

The 2013 Stock Option and Incentive Plan (the “2013 Plan”) was approved by shareholders on April 23, 2013. Under the 2013 Plan, the maximum number of shares of the Bancorp’s common stock to be issued is 1,748,250. The 2013 Plan permits the granting of stock options and other equity incentives to officers, employees, directors and other key persons.

The 2003 Stock Incentive Plan (the “2003 Plan”) was amended and restated and approved by shareholders in April 2009.  The 2003 Plan amendments included increasing the maximum number of shares of Bancorp’s common stock to be issued under the 2003 Plan from 600,000 shares to 1,200,000 shares and increasing the number of shares that can be issued in the form of awards other than stock options or stock appreciation rights from 200,000 to 400,000.  The 2003 Plan permits the granting of stock options and other equity incentives to officers, employees, directors and other key persons.

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

Awards of nonvested share units and nonvested performance share units are valued at the fair market value of the Bancorp’s common stock as of the award date.  Performance share awards are granted in order to provide certain officers of the Corporation the opportunity to earn shares of common stock, the number of which is determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group.

Vesting of stock options and share awards may accelerate or may be subject to proportional vesting if there is a change in control, disability, retirement or death (as defined in the 2013 Plan and the 2003 Plan).

Notes to Consolidated Financial Statements – (continued)

The following table presents the amounts recognized in the consolidated financial statements for stock options, nonvested share awards and nonvested performance shares:

(Dollars in thousands)

Years ended December 31,	2015	2014	2013
Share-based compensation expense	$2,074	$1,880	$1,876
Related income tax benefit	$767	$676	$673

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant.  Nonvested performance share unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change.  If the goals are not met, no compensation cost will be recognized and any recognized compensation costs will be reversed.

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

The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2015	2014	2013
Options granted	48,600	25,850	54,600
Cliff vesting period (years)	3 - 5	3	3
Expected term (years)	7.5	8	8
Expected dividend yield	3.94%	3.83%	3.77%
Weighted average expected volatility	40.76%	41.84%	42.85%
Weighted average risk-free interest rate	1.95%	2.27%	2.46%
Weighted average grant-date fair value	$11.15	$9.92	$10.35

Notes to Consolidated Financial Statements – (continued)

The following table presents a summary of the status of Washington Trust’s stock options outstanding as of and for the year ended December 31, 2015:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Beginning of period	357,477	$24.99
Granted	48,600	39.40
Exercised	(87,625)	25.55
Forfeited or expired	(9,336)	33.74
End of period	309,116	$26.84	6.01	$3,921
At end of period:
Options exercisable	189,791	$21.78	4.34	$3,368
Options expected to vest in future periods	119,325	$34.89	8.67	$554

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$15.01 to $20.00	53,132	3.90	$17.61	53,132	$17.61
$20.01 to $25.00	138,870	4.67	23.14	131,870	23.05
$25.01 to $30.00	—	—	—	—	—
$30.01 to $35.00	70,214	7.77	32.76	4,689	32.76
$35.01 to $40.00	46,900	9.74	39.39	100	39.55
	309,116	6.01	$26.84	189,791	$21.78

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $1.2 million, $1.0 million and $1.7 million, respectively.

Nonvested Shares
During 2015, the Corporation granted to directors and certain key employees 16,275 nonvested share units, with three-to five-year cliff vesting. During 2014, the Corporation granted to directors and certain key employees 11,630 nonvested share units, with three-year cliff vesting. During 2013, the Corporation granted to certain key employees 24,400 nonvested share units with three- to five-year cliff vesting.

Notes to Consolidated Financial Statements – (continued)

The following table presents a summary of the status of Washington Trust’s nonvested shares as of and for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	70,430	$27.34
Granted	16,275	38.53
Vested	(34,779)	23.95
Forfeited	(4,701)	29.72
End of period	47,225	$33.46

Nonvested Performance Shares
The Corporation grants performance share units to certain executive officers providing the opportunity to earn shares of common stock over a three-year performance period based on various profitability results of the Corporation in comparison to a peer group. The number of shares earned can range from zero to 200% of the target number of shares depending upon the Corporation’s core return on equity and core earnings per share growth ranking among an industry peer group.

The following table presents a summary of the performance share awards as of December 31, 2015:

		Grant Date Fair Value per Share	Current Performance Assumption	Expected Performance Share Award
Performance shares awarded in:	2015	$38.02	152%	47,451
	2014	34.66	139%	21,049
	2013	26.05	141%	42,391
Total				110,891

The following table presents a summary of the status of Washington Trust’s performance share awards as of and for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	99,696	$27.12
Granted	47,451	38.02
Vested	(35,743)	23.65
Forfeited	(513)	30.39
End of period	110,891	$32.81

As of December 31, 2015, there was $3.1 million of total unrecognized compensation cost related to share-based compensation arrangements (including stock options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.09 years.

Notes to Consolidated Financial Statements – (continued)

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

Wealth Management Services
Wealth Management Services includes investment management; financial planning; personal trust and estate services, including services as trustee, personal representative, custodian and guardian; and settlement of decedents’ estates. Institutional trust services are also provided, including fiduciary services.

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)
Year ended December 31, 2015	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$84,757	($47)	$19,272	$103,982
Provision for loan losses	1,050	—	—	1,050
Net interest income (expense) after provision for loan losses	83,707	(47)	19,272	102,932
Noninterest income	20,618	35,416	2,306	58,340
Noninterest expenses:
Depreciation and amortization expense	2,584	1,488	213	4,285
Other noninterest expenses	55,203	25,632	11,809	92,644
Total noninterest expenses	57,787	27,120	12,022	96,929
Income before income taxes	46,538	8,249	9,556	64,343
Income tax expense	15,330	3,475	2,073	20,878
Net income	$31,208	$4,774	$7,483	$43,465

Total assets at period end	$3,152,231	$63,801	$555,572	$3,771,604
Expenditures for long-lived assets	4,714	411	354	5,479

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2014	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$80,500	($24)	$19,029	$99,505
Provision for loan losses	1,850	—	—	1,850
Net interest income (expense) after provision for loan losses	78,650	(24)	19,029	97,655
Noninterest income	17,575	33,378	8,062	59,015
Noninterest expenses:
Depreciation and amortization expense	2,447	1,127	203	3,777
Other noninterest expenses	52,639	22,386	18,045	93,070
Total noninterest expenses	55,086	23,513	18,248	96,847
Income before income taxes	41,139	9,841	8,843	59,823
Income tax expense	13,497	3,724	1,778	18,999
Net income	$27,642	$6,117	$7,065	$40,824

Total assets at period end	$2,986,453	$52,720	$547,701	$3,586,874
Expenditures for long-lived assets	3,474	1,578	174	5,226

(Dollars in thousands)
Year ended December 31, 2013	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income	$79,633	$7	$12,145	$91,785
Provision for loan losses	2,400	—	—	2,400
Net interest income after provision for loan losses	77,233	7	12,145	89,385
Noninterest income (expense)	30,769	31,825	(514)	62,080
Noninterest expenses:
Depreciation and amortization expense	2,473	1,277	213	3,963
Other noninterest expenses	61,976	20,494	12,352	94,822
Total noninterest expenses	64,449	21,771	12,565	98,785
Income (loss) before income taxes	43,553	10,061	(934)	52,680
Income tax expense (benefit)	14,598	3,724	(1,795)	16,527
Net income	$28,955	$6,337	$861	$36,153

Total assets at period end	$2,517,059	$50,297	$621,511	$3,188,867
Expenditures for long-lived assets	1,286	112	93	1,491

Notes to Consolidated Financial Statements – (continued)

(19) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2015	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Net change in fair value of securities available for sale	($4,926)	($1,755)	($3,171)
Cash flow hedges:
Changes in fair value of cash flow hedges	(102)	(49)	(53)
Net cash flow hedge losses reclassified into earnings (1)	469	172	297
Net change in the fair value of cash flow hedges	367	123	244
Defined benefit plan obligation adjustment (2)	2,948	911	2,037
Total other comprehensive loss	($1,611)	($721)	($890)
(1) Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.
(2) Included in salaries and employee benefits expense in the Consolidated Statements of Income.

(Dollars in thousands)
Year ended December 31, 2014	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Net change in fair value of securities available for sale	$1,601	$580	$1,021
Cash flow hedges:
Changes in fair value of cash flow hedges	(56)	(18)	(38)
Net cash flow hedge losses reclassified into earnings (1)	577	208	369
Net change in the fair value of cash flow hedges	521	190	331
Defined benefit plan obligation adjustment (2)	(13,493)	(4,885)	(8,608)
Total other comprehensive loss	($11,371)	($4,115)	($7,256)
(1) Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.
(2) Included in salaries and employee benefits expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2013	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($10,586)	($3,890)	($6,696)
Net gains on securities classified into earnings (1)	294	106	188
Net change in fair value of securities available for sale	(10,292)	(3,784)	(6,508)
Reclassification adjustment for other-than-temporary impairment losses transferred into earnings (2)	3,195	1,258	1,937
Cash flow hedges:
Changes in fair value of cash flow hedges	(58)	(23)	(35)
Net cash flow hedge losses reclassified into earnings (3)	657	234	423
Net change in the fair value of cash flow hedges	599	211	388
Defined benefit plan obligation adjustment (4)	20,406	7,277	13,129
Total other comprehensive income	$13,908	$4,962	$8,946
(1) Reported as net realized gains on securities and total other-than-temporary impairment losses on securities in the Consolidated Statements of Income.
(2) Reported as the portion of loss recognized in other comprehensive income in the Consolidated Statements of Income.
(3) Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.
(4) Included in salaries and employee benefits expense in the Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2014	$4,222	$—	($287)	($12,744)	($8,809)
Other comprehensive loss before reclassifications	(3,171)	—	(53)	—	(3,224)
Amounts reclassified from accumulated other comprehensive income	—	—	297	2,037	2,334
Net other comprehensive (loss) income	(3,171)	—	244	2,037	(890)
Balance at December 31, 2015	$1,051	$—	($43)	($10,707)	($9,699)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2013	$3,201	$—	($618)	($4,136)	($1,553)
Other comprehensive income (loss) before reclassifications	1,021	—	(38)	—	983
Amounts reclassified from accumulated other comprehensive income	—	—	369	(8,608)	(8,239)
Net other comprehensive income (loss)	1,021	—	331	(8,608)	(7,256)
Balance at December 31, 2014	$4,222	$—	($287)	($12,744)	($8,809)

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Noncredit -related Impairment	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2012	$9,709	($1,937)	($1,006)	($17,265)	($10,499)
Other comprehensive loss before reclassifications	(6,808)	—	(35)	—	(6,843)
Amounts reclassified from accumulated other comprehensive income	300	1,937	423	13,129	15,789
Net other comprehensive (loss) income	(6,508)	1,937	388	13,129	8,946
Balance at December 31, 2013	$3,201	$—	($618)	($4,136)	($1,553)

(20) Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2015	2014	2013
Earnings per common share - basic:
Net income	$43,465	$40,824	$36,153
Less dividends and undistributed earnings allocated to participating securities	(126)	(152)	(156)
Net income applicable to common shareholders	43,339	40,672	35,997
Weighted average common shares	16,879	16,689	16,506
Earnings per common share - basic	$2.57	$2.44	$2.18
Earnings per common share - diluted:
Net income	$43,465	$40,824	$36,153
Less dividends and undistributed earnings allocated to participating securities	(126)	(151)	(155)
Net income applicable to common shareholders	43,339	40,673	35,998
Weighted average common shares	16,879	16,689	16,506
Dilutive effect of common stock equivalents	188	183	158
Weighted average diluted common shares	17,067	16,872	16,664
Earnings per common share - diluted	$2.54	$2.41	$2.16

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti‑dilutive, totaled 34,850, 59,234 and 23,286 for the years ended December 31, 2015, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements – (continued)

(21) Commitments and Contingencies
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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)
December 31,	2015	2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$360,795	$325,402
Home equity lines	219,427	200,932
Other loans	44,164	48,551
Standby letters of credit	5,629	5,102
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	49,712	40,015
Commitments to sell mortgage loans	87,498	84,808
Loan related derivative contracts:
Interest rate swaps with customers	302,142	165,795
Mirror swaps with counterparties	302,142	165,795
Risk participation-in agreements	21,474	—
Interest rate risk management contracts:
Interest rate swaps	—	22,681

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for 1 year. At December 31, 2015 and 2014, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $5.6 million and $5.1 million, respectively.  At December 31, 2015 and 2014, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the years ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements – (continued)

At December 31, 2015 and 2014, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

Leases
At December 31, 2015, the Corporation was committed to rent premises used in banking operations under non-cancelable operating leases.  Rental expense under the operating leases amounted to $3.5 million, $3.1 million and $2.8 million for December 31, 2015, 2014 and 2013, respectively.  The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
Years ending December 31:	2016	$3,110
	2017	2,841
	2018	2,551
	2019	2,273
	2020	1,631
	2021 and thereafter	25,535
Total minimum lease payments		$37,941

Lease expiration dates range from 4 months to 25 years, with renewal options on certain leases of 6 months to 25 years.

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

In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of December 31, 2015 and 2014, the carrying value of loans repurchased due to representation and warranty claims was $534 thousand and $342 thousand, respectively. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $180 thousand and $280 thousand at December 31, 2015 and December 31, 2014 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in mortgage banking revenues in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(22) Parent Company Financial Statements
The following tables present parent company only financial statements of the Bancorp, reflecting the investment in the Bank on the equity basis of accounting.  The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2015	2014
Assets:
Cash on deposit with bank subsidiary	$3,169	$2,998
Interest-bearing balances due from banks	—	939
Investment in subsidiaries at equity value	398,520	365,766
Dividends receivable from subsidiaries	5,082	5,101
Other assets	377	311
Total assets	$407,148	$375,115
Liabilities:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	6,075	5,617
Contingent consideration liability	2,945	—
Other liabilities	59	538
Total liabilities	31,760	28,836
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 17,019,578 shares in 2015 and 16,746,363 shares in 2014	1,064	1,047
Paid-in capital	110,949	101,204
Retained earnings	273,074	252,837
Accumulated other comprehensive loss	(9,699)	(8,809)
Total shareholders’ equity	375,388	346,279
Total liabilities and shareholders’ equity	$407,148	$375,115

Statements of Income	(Dollars in thousands)
Years ended December 31,	2015	2014	2013
Income:
Dividends from subsidiaries	$23,399	$20,116	$24,481
Other income	13	13	20
Total income	23,412	20,129	24,501
Expenses:
Interest on junior subordinated debentures	871	964	1,484
Legal and professional fees	134	96	145
Acquisition related expenses	308	—	—
Other	295	253	279
Total expenses	1,608	1,313	1,908
Income before income taxes	21,804	18,816	22,593
Income tax benefit	557	454	661
Income before equity in undistributed earnings of subsidiaries	22,361	19,270	23,254
Equity in undistributed earnings of subsidiaries	21,104	21,554	12,899
Net income	$43,465	$40,824	$36,153

Notes to Consolidated Financial Statements – (continued)

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2015	2014	2013
Cash flow from operating activities:
Net income	$43,465	$40,824	$36,153
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(21,104)	(21,554)	(12,899)
Increase in dividend receivable	19	(495)	(408)
Decrease in other assets	(67)	183	397
Decrease in accrued expenses and other liabilities	2,466	(516)	(621)
Other, net	(3,363)	(245)	(214)
Net cash provided by operating activities	21,416	18,197	22,408
Cash flows from investing activities:
Repayment of equity investment in capital trust	—	—	310
Cash used in business combination, net of cash acquired	(1,671)	—	—
Net cash provided by investing activities	(1,671)	—	310
Cash flows from financing activities:
Issuance of treasury stock, including net deferred compensation plan activity	—	—	30
Proceeds from stock option exercises and issuance of other equity instruments	1,563	1,189	3,651
Tax benefit from stock option exercises and other equity instrument issuances	694	578	570
Redemption of junior subordinated debentures	—	—	(10,310)
Cash dividends paid	(22,770)	(19,722)	(16,628)
Net cash used in financing activities	(20,513)	(17,955)	(22,687)
Net increase (decrease) in cash	(768)	242	31
Cash at beginning of year	3,937	3,695	3,664
Cash at end of year	$3,169	$3,937	$3,695

(23) Sale of Business Line
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party. The sale resulted in a net gain of $6.3 million; after-tax $4.0 million, or 24 cents per diluted share.  In connection with the sale, Washington Trust incurred divestiture related costs of $355 thousand; after-tax $227 thousand, or 1 cent per diluted share, in the first quarter of 2014. The net proceeds received from the sale totaled $7.2 million, including $900 thousand of deferred revenue that can be earned over a 5-year period by providing business referrals to the buyer. We have recognized $180 thousand in both 2015 and 2014 as other income as a result of this activity. As of December 31, 2015, $540 thousand of deferred revenue remained to be earned under this arrangement.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2015.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Corporation's internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Corporation's management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In addition, the effectiveness of the Corporation's internal control over financial reporting as of the end of the period covered by this report has been audited by KPMG LLP, an independent registered public accounting firm.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the third quarter of 2015, the Corporation completed its acquisition of Halsey Associates, Inc., as discussed previously. The Corporation has not yet completed the documentation, evaluation and testing of Halsey’s internal controls over financial reporting, which is ongoing.

ITEM 9B.  Other Information.
None.
PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item appears under the captions “Proposal 1: Election of Directors,” “Board of Directors and Committees – Board Committees – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 28, 2016 prepared for the Annual Meeting of Shareholders to be held May 10, 2016, which is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.

ITEM 11.  Executive Compensation.
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Director Compensation Table,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Proposal 1: Election of Directors” in the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2015 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 2003 Plan and the 2013 Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	568,802 (3)	$26.84 (4)	1,666,829 (5)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	568,802	$26.84	1,666,829

(1)	Does not include any shares already reflected in the Bancorp’s outstanding shares.

(2)
Consists of the 2003 Plan and the 2013 Plan. Under the 2013 Plan, the grant of any full value award (an award other than an option or a stock appreciation award) shall be deemed, for the purposes determining the number of shares of stock available for issuance, as an award of 1.85 shares of stock for each such share subject to the award.

(3)
For performance share awards, amounts included represent the maximum amount of performance shares that could be issued under existing awards.  The actual shares issued may differ based on the attainment of performance goals.

(4)	Does not include the effect of the nonvested share units awarded under the 2003 Plan and the 2013 Plan because these units do not have an exercise price.

(5)	Includes up to 3,773 securities that may be issued in the form of nonvested shares under the 2003 Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Corporate Governance – Director Independence” in the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the caption “Independent Registered Public Accounting Firm” in the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

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

	3.	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit Number
3.1	Restated Articles of Incorporation of the Registrant – Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
3.2	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
3.3	Amended and Restated By-Laws of the Registrant – Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated November 19, 2015. (1)
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

10.3
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

10.5	The Registrant’s 2013 Stock Incentive Plan – Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2013. (1) (2)
10.6
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

10.18
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.19
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.20
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.21
Amended and Restated Nonqualified Deferred Compensation Plan – Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-146388) filed with the Securities and Exchange Commission on September 28, 2007. (1) (2)

10.22	Amended and Restated Supplemental Pension Benefit Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.23	Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.24	Form and terms of Executive Severance Agreement – Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)

10.25
Form and terms of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees)  – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. (1) (2)

10.26
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (1) (2)

10.27
Share Purchase Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2008. (1)

10.28	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (1) (2)
10.29
Compensatory agreement with an executive officer, dated July 16, 2009 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2009. (1) (2)

10.30
Terms of Change in Control Agreement with an executive officer, dated September 21, 2009 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009. (1) (2)

10.31
Terms of Deferred Stock Unit Award Agreement with an executive officer, dated January 20, 2010 – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. (1) (2)

10.32
Terms of Change in Control Agreement with an executive officer, dated December 21, 2010 – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (1) (2)

10.33
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 18, 2011 – Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (1) (2)

10.34
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 17, 2012 – Filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (1) (2)

10.35
Compensatory agreement with an executive officer, dated June 20, 2012 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2012. (1) (2)

10.36
Terms of Change in Control Agreement with an executive officer, dated January 10, 2013 – Filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (1) (2)

10.37
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 22, 2013 – Filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (1) (2)

10.38
Compensatory agreement with an executive officer, dated September 19, 2013 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2013. (1) (2)

10.39
Separation Agreement with an executive officer, dated June 12, 2013 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 12, 2013. (1) (2)

10.40	Amendment to Supplemental Pension Benefit Plan – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.41	Amended and Restated Annual Performance Plan, dated December 16, 2013 – Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.42
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

10.44
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.45
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.46
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.47
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.48
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.49
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

10.53
Fourth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (1) (2)

10.54	Form of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.55	Terms of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.56
Fifth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (1) (2)

10.57
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. (1) (2)

10.58
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.59
Sixth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.60
Form and terms of Split-Dollar Agreement with certain executive officers – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. (1) (2)

10.61	Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2016 – Filed herewith. (2)
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
101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	March 8, 2016	By	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer (principal executive officer)

Date:	March 8, 2016	By	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer (principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 8, 2016	/s/ John J. Bowen
John J. Bowen, Director

Date:	March 8, 2016	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	March 8, 2016	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	March 8, 2016	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date:	March 8, 2016	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date:	March 8, 2016	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	March 8, 2016	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	March 8, 2016	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date:	March 8, 2016	/s/ H. Douglas Randall III
H. Douglas Randall, III, Director

Date:	March 8, 2016	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	March 8, 2016	/s/ John F. Treanor
John F. Treanor, Director