Form 10-Q
period 2016-03-31
WASHINGTON TRUST BANCORP INC
filed 2016-05-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2016 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of April 30, 2016 was 17,061,017.

PART I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	March 31, 2016	December 31, 2015
Assets:
Cash and due from banks	$89,966	$93,222
Short-term investments	4,931	4,409
Mortgage loans held for sale (including $19,994 at March 31, 2016 and $33,969 at December 31, 2015 measured at fair value)	22,895	38,554
Securities:
Available for sale, at fair value	411,352	375,044
Held to maturity, at amortized cost (fair value $19,664 at March 31, 2016 and $20,516 at December 31, 2015)	19,040	20,023
Total securities	430,392	395,067
Federal Home Loan Bank stock, at cost	26,515	24,316
Loans:
Commercial	1,698,811	1,654,547
Residential real estate	1,004,349	1,013,555
Consumer	343,833	345,025
Total loans	3,046,993	3,013,127
Less allowance for loan losses	26,137	27,069
Net loans	3,020,856	2,986,058
Premises and equipment, net	29,882	29,593
Investment in bank-owned life insurance	66,000	65,501
Goodwill	64,059	64,059
Identifiable intangible assets, net	11,137	11,460
Other assets	71,577	59,365
Total assets	$3,838,210	$3,771,604
Liabilities:
Deposits:
Demand deposits	$539,119	$537,298
NOW accounts	394,873	412,602
Money market accounts	763,565	823,490
Savings accounts	331,800	326,967
Time deposits	850,294	833,898
Total deposits	2,879,651	2,934,255
Federal Home Loan Bank advances	487,189	378,973
Junior subordinated debentures	22,681	22,681
Other liabilities	67,409	60,307
Total liabilities	3,456,930	3,396,216
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued and outstanding 17,023,749 shares at March 31, 2016 and 17,019,578 shares at December 31, 2015	1,064	1,064
Paid-in capital	111,641	110,949
Retained earnings	277,810	273,074
Accumulated other comprehensive loss	(9,235)	(9,699)
Total shareholders’ equity	381,280	375,388
Total liabilities and shareholders’ equity	$3,838,210	$3,771,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2016	2015
	Interest income:
	Interest and fees on loans	$29,998	$28,353
Interest on securities:	Taxable	2,370	2,259
	Nontaxable	327	435
	Dividends on Federal Home Loan Bank stock	210	165
	Other interest income	64	25
	Total interest and dividend income	32,969	31,237
	Interest expense:
	Deposits	2,968	3,389
	Federal Home Loan Bank advances	2,152	1,902
	Junior subordinated debentures	112	241
	Other interest expense	2	3
	Total interest expense	5,234	5,535
	Net interest income	27,735	25,702
	Provision for loan losses	500	—
	Net interest income after provision for loan losses	27,235	25,702
	Noninterest income:
	Wealth management revenues	9,174	8,435
	Mortgage banking revenues	2,198	2,585
	Service charges on deposit accounts	907	935
	Card interchange fees	797	714
	Income from bank-owned life insurance	499	490
	Loan related derivative income	645	645
	Equity in earnings (losses) of unconsolidated subsidiaries	(88)	(86)
	Other income	502	302
	Total noninterest income	14,634	14,020
	Noninterest expense:
	Salaries and employee benefits	16,380	15,494
	Net occupancy	1,807	1,886
	Equipment	1,501	1,340
	Outsourced services	1,363	1,247
	Legal, audit and professional fees	629	676
	FDIC deposit insurance costs	493	473
	Advertising and promotion	265	267
	Amortization of intangibles	323	155
	Debt prepayment penalties	431	—
	Other expenses	2,258	1,993
	Total noninterest expense	25,450	23,531
	Income before income taxes	16,419	16,191
	Income tax expense	5,484	5,181
	Net income	$10,935	$11,010

	Weighted average common shares outstanding - basic	17,023	16,759
	Weighted average common shares outstanding - diluted	17,157	16,939
Per share information:	Basic earnings per common share	$0.64	$0.65
	Diluted earnings per common share	$0.64	$0.65
	Cash dividends declared per share	$0.36	$0.34

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

Three months ended March 31,	2016	2015
Net income	$10,935	$11,010
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	364	664
Cash flow hedges:
Change in fair value of cash flow hedges	(66)	(8)
Net cash flow hedge losses reclassified into earnings	—	93
Net change in fair value of cash flow hedges	(66)	85
Defined benefit plan obligation adjustment	166	235
Total other comprehensive income, net of tax	464	984
Total comprehensive income	$11,399	$11,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2016	17,020	$1,064	$110,949	$273,074	($9,699)	$375,388
Net income				10,935		10,935
Total other comprehensive income, net of tax					464	464
Cash dividends declared				(6,199)		(6,199)
Share-based compensation			592			592
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	4	—	100			100
Balance at March 31, 2016	17,024	$1,064	$111,641	$277,810	($9,235)	$381,280

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2015	16,746	$1,047	$101,204	$252,837	($8,809)	$346,279
Net income				11,010		11,010
Total other comprehensive income, net of tax					984	984
Cash dividends declared				(5,778)		(5,778)
Share-based compensation			580			580
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	27	1	803			804
Balance at March 31, 2015	16,773	$1,048	$102,587	$258,069	($7,825)	$353,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Three months ended March 31,	2016	2015
	Cash flows from operating activities:
	Net income	$10,935	$11,010
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	500	—
	Depreciation of premises and equipment	888	882
	Net amortization of premium and discount	390	358
	Amortization of intangibles	323	155
	Share-based compensation	592	580
	Income from bank-owned life insurance	(499)	(490)
	Net gains on loan sales and commissions on loans originated for others	(2,134)	(2,585)
	Net gain on sale of portfolio loans	(135)	—
	Equity in losses of unconsolidated subsidiaries	88	86
	Proceeds from sales of loans	96,741	117,571
	Loans originated for sale	(79,498)	(116,502)
	(Increase) decrease in other assets	(11,971)	169
	Increase (decrease) in other liabilities	6,872	(1,948)
	Net cash provided by operating activities	23,092	9,286
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(31,055)	—
	Other investment securities available for sale	(19,995)	—
Maturities and principal payments of:	Mortgage-backed securities available for sale	10,548	12,533
	Other investment securities available for sale	4,501	4,986
	Mortgage-backed securities held to maturity	935	1,137
	Purchase of Federal Home Loan Bank stock	(2,199)	—
	Net increase in loans	(35,705)	(20,620)
	Net proceeds from sale of portfolio loans	510	—
	Purchases of loans, including purchased interest	(98)	(856)
	Purchases of premises and equipment	(1,177)	(1,226)
	Net cash used in investing activities	(73,735)	(4,046)
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(54,604)	28,325
	Proceeds from Federal Home Loan Bank advances	272,500	120,000
	Repayment of Federal Home Loan Bank advances	(164,284)	(140,305)
	Proceeds from stock option exercises and issuance of other equity instruments	75	698
	Tax benefit from stock option exercises and other equity instruments	25	106
	Cash dividends paid	(5,803)	(5,381)
	Net cash provided by financing activities	47,909	3,443
	Net (decrease) increase in cash and cash equivalents	(2,734)	8,683
	Cash and cash equivalents at beginning of period	97,631	80,350
	Cash and cash equivalents at end of period	$94,897	$89,033

Noncash Investing and Financing Activities:
Loans charged off	$1,475	$321
Loans transferred to property acquired through foreclosure or repossession	610	230
Supplemental Disclosures:
Interest payments	$4,986	$5,459
Income tax payments	706	310

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

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(2) Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In March 2016, Accounting Standards Update No. 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), was issued. In April 2016, Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), was issued. Both ASU 2016-08 and ASU 2016-10 do not change the core principle for revenue recognition in Topic 606, instead the amendments provide more detailed guidance in a few areas and additional implementation guidance and examples, which are expected to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for both ASU 2016-08 and ASU 2016-10 are the same as those provided by ASU 2015-14. The Corporation is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Corporation has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Stock Compensation - Topic 718
Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), was issued in March 2016. ASU 2016-09 includes multiple provisions intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences and the classification of certain tax-related transactions on the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. Amendments should be applied using the appropriate transition method as detailed by the provisions of ASU 2016-09. The Corporation has not yet determined the effect of ASU 2016-09 on its ongoing financial reporting.

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $9.6 million at March 31, 2016 and $10.5 million at December 31, 2015 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of March 31, 2016 and December 31, 2015, cash and due from banks included interest-bearing deposits in other banks of $49.6 million and $48.2 million, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$97,151	$160	($26)	$97,285
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	249,141	8,322	—	257,463
Obligations of states and political subdivisions	31,025	511	—	31,536
Individual name issuer trust preferred debt securities	29,824	—	(6,743)	23,081
Corporate bonds	1,965	32	(10)	1,987
Total securities available for sale	$409,106	$9,025	($6,779)	$411,352
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$19,040	$624	$—	$19,664
Total securities held to maturity	$19,040	$624	$—	$19,664
Total securities	$428,146	$9,649	($6,779)	$431,016

(Dollars in thousands)
December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$77,330	$73	($388)	$77,015
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	228,908	6,398	(450)	234,856
Obligations of states and political subdivisions	35,353	727	—	36,080
Individual name issuer trust preferred debt securities	29,815	—	(4,677)	25,138
Corporate bonds	1,970	5	(20)	1,955
Total securities available for sale	$373,376	$7,203	($5,535)	$375,044
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$20,023	$493	$—	$20,516
Total securities held to maturity	$20,023	$493	$—	$20,516
Total securities	$393,399	$7,696	($5,535)	$395,560

At March 31, 2016 and December 31, 2015, securities available for sale and held to maturity with a fair value of $357.5 million and $346.1 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLBB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
March 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$42,724	$44,084	$2,473	$2,554
Due after one year to five years	143,155	147,073	7,650	7,901
Due after five years to ten years	157,073	159,571	5,978	6,174
Due after ten years	66,154	60,624	2,939	3,035
Total securities	$409,106	$411,352	$19,040	$19,664

Included in the above table are debt securities with an amortized cost balance of $155.0 million and a fair value of $148.9 million at March 31, 2016 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 11 months to 21 years, with call features ranging from 1 month to 5 years.

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

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2016	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$9,974	($26)	—	$—	$—	1	$9,974	($26)
Individual name issuer trust preferred debt securities	—	—	—	10	23,081	(6,743)	10	23,081	(6,743)
Corporate bonds	1	491	(10)	—	—	—	1	491	(10)
Total temporarily impaired securities	2	$10,465	($36)	10	$23,081	($6,743)	12	$33,546	($6,779)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2015	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$34,767	($388)	—	$—	$—	4	$34,767	($388)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	9	61,764	(450)	—	—	—	9	61,764	(450)
Individual name issuer trust preferred debt securities	—	—	—	10	25,138	(4,677)	10	25,138	(4,677)
Corporate bonds	3	1,235	(20)	—	—	—	3	1,235	(20)
Total temporarily impaired securities	16	$97,766	($858)	10	$25,138	($4,677)	26	$122,904	($5,535)

Further deterioration in credit quality of the underlying issuers of the securities, further deterioration in the condition of the financial services industry, a continuation or worsening of the current economic environment, or additional declines in real estate

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods, and the Corporation may incur write-downs.

Unrealized losses on temporarily impaired securities as of March 31, 2016 and December 31, 2015 were concentrated in variable rate trust preferred debt securities.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at March 31, 2016 were 10 trust preferred security holdings issued by 7 individual companies in the banking sector.  Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of March 31, 2016, individual name issuer trust preferred debt securities with an amortized cost of $10.9 million and unrealized losses of $2.4 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between December 31, 2015 and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more‑likely‑than‑not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$976,931	32%	$931,953	31%
Construction & development (2)	123,032	4	122,297	4
Commercial & industrial (3)	598,848	20	600,297	20
Total commercial	1,698,811	56	1,654,547	55
Residential real estate:
Mortgages	980,274	32	984,437	33
Homeowner construction	24,075	1	29,118	1
Total residential real estate	1,004,349	33	1,013,555	34
Consumer:
Home equity lines	258,513	8	255,565	8
Home equity loans	45,499	1	46,649	2
Other (4)	39,821	2	42,811	1
Total consumer	343,833	11	345,025	11
Total loans (5)	$3,046,993	100%	$3,013,127	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $2.6 million at both at March 31, 2016 and December 31, 2015 and net unamortized premiums on purchased loans of $78 thousand and $84 thousand, respectively, at March 31, 2016 and December 31, 2015.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

At March 31, 2016 and December 31, 2015, there were $1.51 billion and $1.27 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 7 for additional disclosure regarding borrowings.

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

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015
Commercial:
Mortgages	$4,054	$5,711
Construction & development	—	—
Commercial & industrial	2,659	3,018
Residential real estate:
Mortgages	9,367	10,666
Homeowner construction	—	—
Consumer:
Home equity lines	316	528
Home equity loans	1,025	1,124
Other	4	—
Total nonaccrual loans	$17,425	$21,047
Accruing loans 90 days or more past due	$—	$—

As of March 31, 2016 and December 31, 2015, loans secured by one- to four-family residential property amounting to $2.1 million and $2.6 million, respectively, were in process of foreclosure.

Nonaccrual loans of $3.4 million and $7.4 million, respectively, were current as to the payment of principal and interest at March 31, 2016 and December 31, 2015. There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2016.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
March 31, 2016	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$510	$—	$4,054	$4,564	$972,367	$976,931
Construction & development	—	—	—	—	123,032	123,032
Commercial & industrial	268	1,568	1,070	2,906	595,942	598,848
Residential real estate:
Mortgages	2,695	2,026	3,982	8,703	971,571	980,274
Homeowner construction	—	—	—	—	24,075	24,075
Consumer:
Home equity lines	441	174	206	821	257,692	258,513
Home equity loans	436	373	463	1,272	44,227	45,499
Other	27	2	—	29	39,792	39,821
Total loans	$4,377	$4,143	$9,775	$18,295	$3,028,698	$3,046,993

(Dollars in thousands)	Days Past Due
December 31, 2015	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$51	$—	$4,504	$4,555	$927,398	$931,953
Construction & development	—	—	—	—	122,297	122,297
Commercial & industrial	405	9	48	462	599,835	600,297
Residential real estate:
Mortgages	3,028	2,964	3,294	9,286	975,151	984,437
Homeowner construction	—	—	—	—	29,118	29,118
Consumer:
Home equity lines	883	373	518	1,774	253,791	255,565
Home equity loans	748	490	222	1,460	45,189	46,649
Other	22	—	—	22	42,789	42,811
Total loans	$5,137	$3,836	$8,586	$17,559	$2,995,568	$3,013,127

Included in past due loans as of March 31, 2016 and December 31, 2015, were nonaccrual loans of $14.0 million and $13.6 million, respectively. All loans 90 days or more past due at March 31, 2016 and December 31, 2015 were classified as nonaccrual.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
No Related Allowance Recorded:
Commercial:
Mortgages	$4,054	$4,292	$4,898	$5,101	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,323	1,849	1,430	1,869	—	—
Residential real estate:
Mortgages	8,049	8,441	8,167	8,826	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	271	6	271	64	—	—
Home equity loans	673	530	685	539	—	—
Other	—	—	—	—	—	—
Subtotal	14,370	15,118	15,451	16,399	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	$9,452	$10,873	$9,427	$10,855	$586	$1,633
Construction & development	—	—	—	—	—	—
Commercial & industrial	2,176	2,024	2,320	2,248	757	771
Residential real estate:
Mortgages	1,967	2,895	2,024	2,941	133	156
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	45	522	45	522	—	2
Home equity loans	436	679	440	783	1	21
Other	147	145	147	144	—	—
Subtotal	14,223	17,138	14,403	17,493	1,477	2,583
Total impaired loans	$28,593	$32,256	$29,854	$33,892	$1,477	$2,583
Total:
Commercial	$17,005	$19,038	$18,075	$20,073	$1,343	$2,404
Residential real estate	10,016	11,336	10,191	11,767	133	156
Consumer	1,572	1,882	1,588	2,052	1	23
Total impaired loans	$28,593	$32,256	$29,854	$33,892	$1,477	$2,583

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class. Prior to the third quarter of 2015, the Corporation had defined impaired loans to include nonaccrual commercial loans, troubled debt restructured loans and certain other loans that were individually evaluated for impairment. In the third quarter of 2015, the Corporation redefined impaired loans to include nonaccrual loans and troubled debt restructured loans. The redefinition of impaired loans resulted in well-secured nonaccrual residential real estate mortgage loans and consumer loans being classified as impaired loans in the third quarter of 2015. See further discussion on the redefinition of impaired loans in Washington Trust’s Form 10-K for the fiscal year ended December 31, 2015.

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended March 31,	2016	2015	2016	2015
Commercial:
Mortgages	$14,740	$14,942	$93	$79
Construction & development	—	—	—	—
Commercial & industrial	3,800	3,036	11	19
Residential real estate:
Mortgages	11,069	3,457	69	16
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	671	247	2	—
Home equity loans	1,175	74	13	—
Other	145	146	2	3
Totals	$31,600	$21,902	$190	$117

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $16.7 million and $18.5 million, respectively, at March 31, 2016 and December 31, 2015. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $746 thousand and $1.8 million, respectively, at March 31, 2016 and December 31, 2015. As of March 31, 2016, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

In the three months ended March 31, 2016, there were no loans modified as a troubled debt restructuring. The pre- and post-modification recorded investment of loans modified as a troubled debt restructuring in the three months ended March 31, 2015, amounted to $428 thousand. The 2015 restructurings involved below market rate concessions and payment deferrals.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default:

(Dollars in thousands)	# of Loans		Recorded Investment (1)
Three months ended March 31,	2016	2015	2016	2015
Commercial:
Mortgages	—	—	$—	$—
Construction & development	—	—	—	—
Commercial & industrial	5	2	743	11
Residential real estate:
Mortgages	—	2	—	338
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	1	—	66	—
Other	—	—	—	—
Totals	6	4	$809	$349

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The weighted average risk rating of the Corporation’s commercial loan portfolio was 4.68 at both March 31, 2016 and December 31, 2015. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses. See Note 6 for additional information.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Mortgages	$963,155	$914,774	$787	$3,035	$12,989	$14,144
Construction & development	123,032	122,297	—	—	—	—
Commercial & industrial	573,177	577,036	14,871	12,012	10,800	11,249
Total commercial loans	$1,659,364	$1,614,107	$15,658	$15,047	$23,789	$25,393

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Residential real estate:
Accruing mortgages	$970,907	$973,771	$—	$—
Nonaccrual mortgages	5,385	7,372	3,982	3,294
Homeowner construction	24,075	29,118	—	—
Total residential loans	$1,000,367	$1,010,261	$3,982	$3,294
Consumer:
Home equity lines	$258,307	$255,047	$206	$518
Home equity loans	45,036	46,427	463	222
Other	39,821	42,811	—	—
Total consumer loans	$343,164	$344,285	$669	$740

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

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$9,140	$1,758	$8,202	$19,100	$5,460	$2,509	$—	$27,069
Charge-offs	(1,253)	—	(8)	(1,261)	(136)	(78)	—	(1,475)
Recoveries	4	—	26	30	2	11	—	43
Provision	695	(115)	41	621	37	(158)	—	500
Ending Balance	$8,586	$1,643	$8,261	$18,490	$5,363	$2,284	$—	$26,137
(1) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023
Charge-offs	(200)	—	(7)	(207)	(48)	(66)	—	(321)
Recoveries	80	—	14	94	2	12	—	108
Provision	249	(71)	(191)	(13)	(29)	72	(30)	—
Ending Balance	$8,331	$1,229	$7,803	$17,363	$5,355	$2,731	$2,361	$27,810
(1) Commercial & industrial loans.

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology.

(Dollars in thousands)	March 31, 2016		December 31, 2015
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$13,480	$586	$15,141	$1,633
Construction & development	—	—	—	—
Commercial & industrial	3,496	757	3,871	771
Residential real estate	10,013	133	11,333	156
Consumer	1,573	1	1,881	23
Subtotal	$28,562	$1,477	$32,226	$2,583
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$963,451	$8,000	$916,812	$7,507
Construction & development	123,032	1,643	122,297	1,758
Commercial & industrial	595,352	7,504	596,426	7,431
Residential real estate	994,336	5,230	1,002,222	5,304
Consumer	342,260	2,283	343,144	2,486
Subtotal	$3,018,431	$24,660	$2,980,901	$24,486
Total	$3,046,993	$26,137	$3,013,127	$27,069

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $487.2 million and $379.0 million, respectively, at March 31, 2016 and December 31, 2015.

The following table presents maturities and weighted average interest rates on FHLBB advances outstanding as of March 31, 2016:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
April 1, 2016 to December 31, 2016	$239,508	0.70%
2017	27,575	2.24%
2018	43,134	1.53%
2019	28,258	3.14%
2020	32,733	2.36%
2021 and thereafter	115,981	3.30%
Balance at March 31, 2016	$487,189	1.74%

As of March 31, 2016 and December 31, 2015, the Bank had access to a $40.0 million unused line of credit with the FHLBB and also had remaining available borrowing capacity of $676.7 million and $644.8 million. The Bank pledges certain qualified investment securities and loans as collateral to the FHLBB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(8) Shareholders’ Equity
Regulatory Capital Requirements
Capital levels at March 31, 2016 and December 31, 2015 exceeded the regulatory minimum levels to be considered well-capitalized.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$370,559	12.45%	$238,171	8.00%	N/A	N/A
Bank	370,254	12.44	238,110	8.00	297,638	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	344,233	11.56	178,628	6.00	N/A	N/A
Bank	343,928	11.56	178,583	6.00	238,110	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	322,234	10.82	133,971	4.50	N/A	N/A
Bank	343,928	11.56	133,937	4.50	193,464	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	344,233	9.31	147,911	4.00	N/A	N/A
Bank	343,928	9.31	147,834	4.00	184,793	5.00

December 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	367,443	12.58	233,739	8.00	N/A	N/A
Bank	366,676	12.55	233,676	8.00	292,095	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	340,130	11.64	175,304	6.00	N/A	N/A
Bank	339,363	11.62	175,257	6.00	233,676	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	318,131	10.89	131,478	4.50	N/A	N/A
Bank	339,363	11.62	131,443	4.50	189,861	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	340,130	9.37	145,191	4.00	N/A	N/A
Bank	339,363	9.36	145,103	4.00	181,378	5.00

(1)	Leverage ratio.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Cash Flow Hedging Instruments
As of March 31, 2016 and December 31, 2015, the Bancorp had two interest rate caps designated as cash flow hedges to hedge the interest rate risk associated with $22.7 million of variable rate junior subordinated debentures. In the fourth quarter of 2015, the Corporation paid a premium totaling $257 thousand to obtain the right to receive the difference between 3-month LIBOR and a 4.5% strike for both of the interest rate caps. The caps mature in the fourth quarter of 2020. Prior to December 31, 2015, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate risk associated with the junior subordinated debentures noted above. During 2015, both interest rate swaps contracts matured. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of March 31, 2016 and December 31, 2015, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $344.9 million and $302.1 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Risk Participation Agreements
The Corporation has entered into risk participation agreements with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

At both March 31, 2016 and December 31, 2015, the notional amounts of risk participation-out agreements were $25.3 million. The notional amounts of risk participation-in agreements at both March 31, 2016 and December 31, 2015 were $21.5 million.

Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

loans held for sale, forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments, but do not meet criteria for hedge accounting and, as such are treated as derivatives not designated as hedging instruments. The changes in fair value of these commitments are reflected in earnings in the period of change. The Corporation elected to carry certain closed residential real estate mortgage loans held for sale at fair value, as changes in fair value in these loans held for sale generally offset changes in interest rate lock and forward sale commitments.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2016	Dec 31, 2015	Balance Sheet Location	Mar 31, 2016	Dec 31, 2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$83	$187	Other liabilities	$—	$—
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	2,466	1,220	Other liabilities	1	—
Commitments to sell mortgage loans	Other assets	1	—	Other liabilities	3,020	2,012
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	16,616	8,027	Other liabilities	—	—
Mirror swaps with counterparties	Other assets	—	—	Other liabilities	17,314	8,266
Risk participation agreements	Other assets	100	56	Other liabilities	117	69
Total		$19,266	$9,490		$20,452	$10,347

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
Three months ended March 31,	2016	2015		2016	2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$—	$85	Interest Expense	$—	$—
Interest rate caps	(66)	—	Interest Expense	—	—
Total	($66)	$85		$—	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivative
Three months ended March 31,	Statement of Income Location	2016	2015
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	$1,245	$572
Commitments to sell mortgage loans	Mortgage banking revenues	(1,007)	(941)
Customer related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	9,901	3,633
Mirror swaps with counterparties	Loan related derivative income	(9,251)	(2,836)
Risk participation agreements	Loan related derivative income	(5)	(152)
Total		$883	$276

(10) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of March 31, 2016 and December 31, 2015, securities available for sale, certain residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession, certain residential real estate mortgage loans held for sale and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $19.4 million and $33.2 million, respectively, at March 31, 2016 and December 31, 2015. The aggregate fair value of these loans as of the same dates was $20.0 million and $34.0 million, respectively. As of March 31, 2016 and December 31, 2015, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $568 thousand and $731 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of March 31, 2016 and December 31, 2015.

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

(Dollars in thousands)
Three months ended March 31,	2016	2015
Mortgage loans held for sale	($163)	$341
Interest rate lock commitments	1,245	572
Commitments to sell mortgage loans	(1,007)	(941)
Total changes in fair value	$75	($28)

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at March 31, 2016 and December 31, 2015.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at March 31, 2016 and December 31, 2015.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Contingent Consideration Liability
A contingent consideration liability was recognized upon the completion of the Halsey Associates, Inc. (“Halsey”) acquisition on August 1, 2015 and represents the estimated present value of future earn-outs to be paid based on the future revenue growth of the acquired business during the 5-year period following the acquisition.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$97,285	$—	$97,285	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	257,463	—	257,463	—
Obligations of states and political subdivisions	31,536	—	31,536	—
Individual name issuer trust preferred debt securities	23,081	—	23,081	—
Corporate bonds	1,987	—	1,987	—
Mortgage loans held for sale	19,994	—	19,994	—
Derivative assets (1)	19,266	—	19,266	—
Total assets at fair value on a recurring basis	$450,612	$—	$450,612	$—
Liabilities:
Derivative liabilities (2)	$20,452	$—	$20,452	$—
Contingent consideration liability (3)	2,969	—	—	2,969
Total liabilities at fair value on a recurring basis	$23,421	$—	$20,452	$2,969

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

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the three months ended March 31, 2016 and 2015, there were no transfers in and/or out of Level 1, 2 or 3.

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at March 31, 2016, which were written down to fair value during the three months ended March 31, 2016:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$8,441	$—	$—	$8,441
Property acquired through foreclosure or repossession	610	—	—	610
Total assets at fair value on a nonrecurring basis	$9,051	$—	$—	$9,051

The allowance for loan losses on collateral dependent impaired loans amounted to $631 thousand at March 31, 2016.

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

The allowance for loan losses on collateral dependent impaired loans amounted to $2.4 million at December 31, 2015.

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
March 31, 2016
Collateral dependent impaired loans	$8,441	Appraisals of collateral	Discount for costs to sell	0% - 10% (1%)

Property acquired through foreclosure or repossession	$610	Appraisals of collateral	Discount for costs to sell	10% - 12% (11%)
			Appraisal adjustments (1)	6% - 32% (22%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2015
Collateral dependent impaired loans	$10,545	Appraisals of collateral	Discount for costs to sell	0% - 20% (2%)

Property acquired through foreclosure or repossession	$270	Appraisals of collateral	Discount for costs to sell	12%
			Appraisal adjustments (1)	32%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
March 31, 2016	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$19,040	$19,664	$—	$19,664	$—
Loans, net of allowance for loan losses	3,020,856	3,042,372	—	—	3,042,372

Financial Liabilities:
Time deposits	$850,294	$853,465	$—	$853,465	$—
FHLBB advances	487,189	501,140	—	501,140	—
Junior subordinated debentures	22,681	15,720	—	15,720	—

(Dollars in thousands)
December 31, 2015	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$20,023	$20,516	$—	$20,516	$—
Loans, net of allowance for loan losses	2,986,058	3,004,782	—	—	3,004,782

Financial Liabilities:
Time deposits	$833,898	$834,574	$—	$834,574	$—
FHLBB advances	378,973	388,275	—	388,275	—
Junior subordinated debentures	22,681	16,468	—	16,468	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(11) Defined Benefit Pension Plans
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

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually. In 2015 and prior to 2015, a single weighted-average discount rate was used to calculate interest and service cost components of net periodic benefit cost. For 2016, Washington Trust utilizes a "spot rate approach" in the calculation of interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of interest and service cost. This approach provides a more precise measurement of interest and service cost by improving the correlation between projected benefit cash flows and their corresponding spot rates. This change was made in conjunction with the annual evaluation of assumptions and did not affect the measurement of the Corporation’s defined benefit obligations at December 31, 2015. It is considered a change in accounting estimate and, accordingly, was accounted for prospectively starting in 2016.

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2016	2015	2016	2015
Net Periodic Benefit Cost:
Service cost	$537	$615	$30	$20
Interest cost	644	732	108	122
Expected return on plan assets	(1,158)	(1,129)	—	—
Amortization of prior service (credit) cost	(6)	(6)	—	—
Recognized net actuarial loss	207	312	62	61
Net periodic benefit cost	$224	$524	$200	$203

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2016	2015	2016	2015
Measurement date	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Discount rate	N/A	4.125%	N/A	3.90%
Equivalent single discount rate for benefit obligations	4.48%	N/A	4.19%	N/A
Equivalent single discount rate for service cost	4.63	N/A	4.59	N/A
Equivalent single discount rate for interest cost	3.88	N/A	3.44	N/A
Expected long-term return on plan assets	6.75	7.25	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

(12) Share-Based Compensation Arrangements
During the three months ended March 31, 2016, the Corporation granted equity awards, which included performance share awards. The performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation. These awards were valued at fair market value as of January 20, 2016 (the award date), or $36.11, and will be earned over a 3-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 150% of the target, or 54,450 shares.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Commercial Banking
The Commercial Banking segment includes commercial, residential and consumer lending activities; equity in losses of unconsolidated investments in real estate limited partnerships; mortgage banking activities; deposit generation; cash management activities; and direct banking activities, which include the operation of ATMs, telephone and Internet banking services and customer support and sales.

Wealth Management Services
Wealth Management Services includes investment management; financial planning; personal trust and estate services, including services as trustee, personal representative, custodian and guardian; and settlement of decedents’ estates. Institutional trust services are also provided, including fiduciary services.

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs.  It also includes income from bank-owned life insurance, as well as administrative and executive expenses not allocated to the operating segments and the residual impact of methodology allocations such as funds transfer pricing offsets.

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2016	2015	2016	2015	2016	2015	2016	2015
Net interest income (expense)	$22,607	$20,625	($18)	($14)	$5,146	$5,091	$27,735	$25,702
Provision for loan losses	500	—	—	—	—	—	500	—
Net interest income (expense) after provision for loan losses	22,107	20,625	(18)	(14)	5,146	5,091	27,235	25,702
Noninterest income	4,940	5,078	9,174	8,435	520	507	14,634	14,020
Noninterest expenses:
Depreciation and amortization expense	687	671	469	306	55	60	1,211	1,037
Other noninterest expenses	13,991	13,587	6,799	5,915	3,449	2,992	24,239	22,494
Total noninterest expenses	14,678	14,258	7,268	6,221	3,504	3,052	25,450	23,531
Income before income taxes	12,369	11,445	1,888	2,200	2,162	2,546	16,419	16,191
Income tax expense	4,255	3,730	733	844	496	607	5,484	5,181
Net income	$8,114	$7,715	$1,155	$1,356	$1,666	$1,939	$10,935	$11,010

Total assets at period end	$3,178,248	$3,015,691	$64,496	$52,568	$595,466	$534,255	$3,838,210	$3,602,514
Expenditures for long-lived assets	$1,019	$1,067	$84	$114	$74	$45	$1,177	$1,226

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(14) Other Comprehensive Income (Loss)
The following table presents the activity in other comprehensive income (loss):

Three months ended March 31,	2016			2015
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Net change in fair value of securities available for sale	$578	$214	$364	$1,053	$389	$664
Cash flow hedges:
Change in fair value of cash flow hedges	(124)	(58)	(66)	(32)	(24)	(8)
Net cash flow hedge losses reclassified into earnings (1)	—	—	—	145	52	93
Net change in fair value of cash flow hedges	(124)	(58)	(66)	113	28	85
Defined benefit plan obligation adjustment (2)	263	97	166	367	132	235
Total other comprehensive income	$717	$253	$464	$1,533	$549	$984

(1)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(2)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2015	$1,051	($43)	($10,707)	($9,699)
Other comprehensive income (loss) before reclassifications	364	(66)	—	298
Amounts reclassified from accumulated other comprehensive income	—	—	166	166
Net other comprehensive income (loss)	364	(66)	166	464
Balance at March 31, 2016	$1,415	($109)	($10,541)	($9,235)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2014	$4,222	($287)	($12,744)	($8,809)
Other comprehensive income (loss) before reclassifications	664	(8)	—	656
Amounts reclassified from accumulated other comprehensive income	—	93	235	328
Net other comprehensive income	664	85	235	984
Balance at March 31, 2015	$4,886	($202)	($12,509)	($7,825)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(15) Earnings Per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2016	2015
Earnings per common share - basic:
Net income	$10,935	$11,010
Less dividends and undistributed earnings allocated to participating securities	(25)	(39)
Net income applicable to common shareholders	$10,910	$10,971
Weighted average common shares	17,023	16,759
Earnings per common share - basic	$0.64	$0.65
Earnings per common share - diluted:
Net income	$10,935	$11,010
Less dividends and undistributed earnings allocated to participating securities	(25)	(39)
Net income applicable to common shareholders	$10,910	$10,971
Weighted average common shares	17,023	16,759
Dilutive effect of common stock equivalents	134	180
Weighted average diluted common shares	17,157	16,939
Earnings per common share - diluted	$0.64	$0.65

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 69,025 and 77,450, respectively, for the three months ended March 31, 2016 and 2015.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(16) Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, interest rate swap agreements and interest rate lock commitments and commitments to sell residential real estate mortgage loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$386,305	$360,795
Home equity lines	219,175	219,427
Other loans	46,667	44,164
Standby letters of credit	5,706	5,629
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	89,090	49,712
Commitments to sell mortgage loans	111,395	87,498
Loan related derivative contracts:
Interest rate swaps with customers	344,874	302,142
Mirror swaps with counterparties	344,874	302,142
Risk participation-in agreements	21,474	21,474

See Note 9 for additional disclosure pertaining to derivative financial instruments.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for 1 year. As of March 31, 2016 and December 31, 2015, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $5.7 million and $5.6 million, respectively. At March 31, 2016 and December 31, 2015, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three months ended March 31, 2016 and 2015.

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

Leases
At March 31, 2016, the Corporation was committed to rent premises used in banking operations under non-cancellable operating leases. Rental expense under the operating leases amounted to $973 thousand for the three months ended March 31, 2016, compared to $790 thousand for the same period in 2015. The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
April 1, 2016 to December 31, 2016	$2,513
2017	3,182
2018	2,896
2019	2,622
2020	2,007
2021 and thereafter	27,176
Total minimum lease payments	$40,396

Lease expiration dates range from 4 months to 25 years, with renewal options on certain leases of 6 months to 25 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the full-year ended December 31, 2016 or any future period.

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

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; additional government intervention in the U.S. financial system; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of the our competition; changes in legislation or regulation and accounting principles, policies and guidelines; the ability to fully realize the expected financial results from the Halsey acquisition; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the Corporation’s consolidated financial statements are considered critical accounting policies. Management considers the following to be its critical accounting policies: the determination of allowance for loan losses, the valuation of goodwill and identifiable intangible assets, the assessment of investment securities for other-than-temporary impairment and accounting for defined benefit pension plans. There have been no significant changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and borrowings.  In addition, we generate noninterest income from a number of sources, including wealth management services, mortgage banking activities and deposit services.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, technology and other administrative expenses.

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

Composition of Earnings
Net income for the first quarter of 2016 amounted to $10.9 million, or $0.64 per diluted share, compared to $11.0 million, or $0.65 per diluted share, reported for the first quarter of 2015. The returns on average equity and average assets for the first quarter of 2016 were 11.50% and 1.16%, respectively, compared to 12.54% and 1.23%, respectively, for the same quarter in 2015.

Results for the first quarter of 2016 included debt prepayment penalty expense of $431 thousand, after tax $272 thousand, or $0.02 per diluted share. See additional discussion regarding debt prepayment penalty expense in the “Borrowings” section under the caption “Sources of Funds and Other Liabilities.” Excluding the debt prepayment penalty expense, increased profitability in three months ended March 31, 2016 over the same period in 2015 reflects growth in net interest income and higher wealth management revenues, which were partially offset by an increase in the provision for loan losses, a decrease in mortgage banking revenues and higher salaries and employee benefit costs.

Net interest income for the three months ended March 31, 2016 amounted to $27.7 million, up by 8% from the comparable period in 2015. Loan prepayment fees and certain other fees that are included in net interest income amounted to $1.1 million for three months ended March 31, 2016, compared to $341 thousand for the same period 2015. A significant portion of the prepayment fee income in 2016 was attributable to one commercial relationship. Excluding the loan prepayment fees and other fees in each period, the net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.12% for the three months ended March 31, 2016, compared to 3.14% for the same period in 2015.

The loan loss provision charged to earnings for the three months ended March 31, 2016 amounted to $500 thousand, compared to no loan loss provision recognized for the same period in 2015. The level of provision reflects management’s assessment of loss exposure, as well as loan loss allocations commensurate with growth in loan portfolio balances.

Wealth management revenues for the three months ended March 31, 2016 totaled $9.2 million, up by 9% from the same period in 2015, reflecting an increase in asset-based revenues generated by Halsey, which was acquired on August 1, 2015.

Mortgage banking revenues, which includes gains and commissions on loan sales and mortgage servicing fee income, amounted to $2.2 million for the three months ended March 31, 2016, down by $390 thousand, or 15%, from the same period in 2015, due to decreased residential mortgage loan sales activity.

Salaries and employee benefit costs, the largest component of noninterest expense, totaled $16.4 million for the three months ended March 31, 2016, up by $886 thousand, or 6%, from the same period in 2015, including costs attributable to Halsey and changes in staffing in our wealth management business line, partially offset by lower defined benefit pension costs.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, including activity related to the investment securities portfolio, wholesale funding matters and administrative units are considered Corporate.  The Corporate unit also includes income from bank-owned life insurance (“BOLI”) and the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 13 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment reported net income of $8.1 million for the three months ended March 31, 2016, an increase of $399 thousand, or 5%, compared to the same period in 2015. Net interest income for this operating segment for the three months ended March 31, 2016, increased by $2.0 million, or 10%, from the same period in 2015, primarily due to a favorable shift in the mix of deposits to lower cost categories and increased loan prepayment fee income. The loan loss provision charged to earnings amounted to $500 thousand for the three months ended March 31, 2016, reflecting management’s assessment of loss exposure and credit quality trends. There was no loan loss provision recognized in the three months ended March 31, 2015. Noninterest income derived from the Commercial Banking segment totaled $4.9 million for the three months ended March 31, 2016, down by $138 thousand, or 3%, from the comparable period in 2015, reflecting lower mortgage banking revenues. Commercial Banking noninterest expenses for the three months ended March 31, 2016 were up by $420 thousand, or 3%, from the same period in 2015, reflecting increases in other expenses pertaining to retail deposit product costs, as well as higher occupancy costs, including costs associated with a de novo branch opened in 2016.

The Wealth Management Services segment reported net income of $1.2 million for the three months ended March 31, 2016, a decrease of $201 thousand, or 15%, compared to the same period in 2015. Noninterest income derived from the Wealth Management Services segment was $9.2 million for the three months ended March 31, 2016, up by $739 thousand, or 9%, compared to the same period in 2015. The increase was largely due to asset-based revenues generated by Halsey, which was acquired on August 1, 2015. Noninterest expenses for the Wealth Management Services segment totaled $7.3 million for the three months ended March 31, 2016, up by $1.0 million, or 17%, from the same period in 2015, reflecting increases in salaries and benefit costs, including costs attributable to Halsey.

Net income attributed to the Corporate unit amounted to $1.7 million for the three months ended March 31, 2016, compared to $1.9 million for the same period in 2015. The decrease in net income in the Corporate unit was largely due to debt prepayment penalty expense incurred in 2016. See additional discussion regarding debt prepayment penalty expense in the “Borrowings” section under the caption “Sources of Funds and Other Liabilities.”

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

FTE net interest income for the three months ended March 31, 2016 increased by $2.1 million, or 8%, from the same period in 2015. The net interest margin was 3.24% for the three months ended March 31, 2016, compared to 3.18% for the same period a year ago. Loan prepayment fees and certain other fees of $1.1 million and $341 thousand were recognized in the three months ended March 31, 2016 and 2015, respectively. Excluding these amounts in each period, net interest income increased by $1.3 million and net interest margin declined by 2 basis points.

Average interest-earning assets amounted to $3.5 billion for the three months ended March 31, 2016, up by 5% from the average balance for the same period in 2015, largely due to loan growth. The yield on average interest-earning assets for the three months ended March 31, 2016 was 3.84%, unchanged from the comparable period in 2015. Excluding the impact of loan prepayment fee income and certain other fees in both periods, the yield on average interest-earning assets was 3.71% and 3.80%, respectively, for the three months ended March 31, 2016 and 2015. While yields on prime-based and short-term LIBOR-based loans benefited from the increase in the short-term borrowing rate announced by the Federal Reserve in December 2015, the impact of a sustained low interest rate environment has generally resulted in lower asset yields.

Total average loans for the three months ended March 31, 2016 increased by $131.4 million from the average balance for the comparable 2015 period, primarily due to growth in average commercial real estate loan balances.  The yield on total loans for the three months ended March 31, 2016 was 4.04%, up by 3 basis points from the same period in 2015. Excluding the impact of loan prepayment fee income, the yield on total loans was for the three months ended March 31, 2016 was 3.90%, down by 7 basis points from the same period in 2015. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, interest rates on total interest-earning assets may continue to decline.

Total average securities for the three months ended March 31, 2016 increased by $25.1 million from the average balance for the same period a year earlier and the FTE rate of return on securities for the three months ended March 31, 2016 decreased by 28 basis points from the comparable period in 2015, due to runoff of higher yielding securities combined with purchases of lower yielding securities.

Average interest-bearing liabilities for the three months ended March 31, 2016 increased by $111.9 million, or 4%, from the average balance for the same period in 2015, with increases in in-market deposits and wholesale funding liabilities (FHLBB advances and out-of-market brokered time deposits). The cost of funds for the three months ended March 31, 2016 declined by 8 basis points from the comparable 2015 period, largely due to a decline in the rate paid on money market accounts.

The average balance of FHLBB advances for the three months ended March 31, 2016 increased by $48.2 million, compared to the average balance for the same period in 2015. The average rate paid on such advances for both the three months ended March 31, 2016 and 2015 was 1.91%, respectively. See additional discussion under the caption “Sources of Funds and Other Liabilities.”

Total average interest-bearing deposits for the three months ended March 31, 2016 increased by $63.7 million from the average balance for the same period in 2015. Included in total average interest-bearing deposits were $296.8 million and $294.7 million, respectively, of out-of-market wholesale brokered time certificates of deposit. The average rate paid on wholesale brokered time deposits for the three months ended March 31, 2016 increased by 9 basis points compared to the same period in 2015.

Excluding wholesale brokered time deposits, average in-market interest-bearing deposits for the three months ended March 31, 2016 grew by $61.6 million from the average balance for the same period in 2015, with growth in average NOW and savings account balances, partially offset by a decrease in average in-market time deposit balances. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2016 decreased by 9 basis points, compared to the same period in 2015, largely due to lower rates on money market accounts.

The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2016 increased by $32.9 million, or 7%, from the average balance for the same period in 2015.

Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis
The following table presents average balance and interest rate information.  Tax-exempt income is converted to a fully taxable equivalent basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. Unrealized gains (losses) on available for sale securities and fair value adjustments on mortgage loans held for sale are excluded from the average balance and yield calculations. Nonaccrual and renegotiated loans, as well as interest recognized on these loans are included in amounts presented for loans.

Three months ended March 31,	2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$933,939	$8,215	3.54	$851,946	$7,717	3.67
Construction & development	129,217	1,108	3.45	84,302	666	3.20
Commercial & industrial	604,519	7,681	5.11	608,472	6,930	4.62
Total commercial loans	1,667,675	17,004	4.10	1,544,720	15,313	4.02
Residential real estate loans, including mortgage loans held for sale	1,031,260	10,155	3.96	1,030,016	10,314	4.06
Consumer loans	343,519	3,393	3.97	336,333	3,168	3.82
Total loans	3,042,454	30,552	4.04	2,911,069	28,795	4.01
Cash, federal funds sold and short-term investments	68,488	64	0.38	51,058	25	0.20
FHLBB stock	25,597	210	3.30	37,730	165	1.77

Taxable debt securities	359,060	2,370	2.65	322,570	2,259	2.84
Nontaxable debt securities	33,313	507	6.12	44,659	664	6.03
Total securities	392,373	2,877	2.95	367,229	2,923	3.23
Total interest-earning assets	3,528,912	33,703	3.84	3,367,086	31,908	3.84
Noninterest-earning assets	240,113			221,795
Total assets	$3,769,025			$3,588,881
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$50,704	$13	0.10	$37,851	$8	0.09
NOW accounts	386,488	56	0.06	329,588	48	0.06
Money market accounts	786,633	515	0.26	800,036	883	0.45
Savings accounts	328,174	49	0.06	293,926	46	0.06
Time deposits (in-market)	538,035	1,315	0.98	567,063	1,469	1.05
Wholesale brokered time deposits	296,801	1,020	1.38	294,664	935	1.29
FHLBB advances	453,019	2,152	1.91	404,773	1,902	1.91
Junior subordinated debentures	22,681	112	1.99	22,681	241	4.31
Other	79	2	10.18	128	3	9.51
Total interest-bearing liabilities	2,862,614	5,234	0.74	2,750,710	5,535	0.82
Non-interest bearing demand deposits	471,782			438,904
Other liabilities	54,287			48,052
Shareholders’ equity	380,342			351,215
Total liabilities and shareholders’ equity	$3,769,025			$3,588,881
Net interest income		$28,469			$26,373
Interest rate spread			3.10			3.02
Net interest margin			3.24			3.18

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2016	2015
Commercial loans	$554	$442
Nontaxable debt securities	180	229
Total	$734	$671

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months
	March 31, 2016 vs. 2015
	Increase (Decrease) Due to
	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial mortgages	$716	($218)	$498
Construction & development	380	62	442
Commercial & industrial	(45)	796	751
Total commercial loans	1,051	640	1,691
Residential real estate loans, including mortgage loans held for sale	12	(171)	(159)
Consumer loans	69	156	225
Cash, federal funds sold and other short-term investments	11	28	39
FHLBB stock	(66)	111	45
Taxable debt securities	248	(137)	111
Nontaxable debt securities	(172)	15	(157)
Total interest income	1,153	642	1,795
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	4	1	5
NOW accounts	8	—	8
Money market accounts	(14)	(354)	(368)
Savings accounts	3	—	3
Time deposits (in-market)	(72)	(82)	(154)
Wholesale brokered time deposits	7	78	85
FHLBB advances	234	16	250
Junior subordinated debentures	—	(129)	(129)
Other	(1)	—	(1)
Total interest expense	169	(470)	(301)
Net interest income	$984	$1,112	$2,096

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

The provision for loan losses charged to earnings amounted to $500 thousand for the three months ended March 31, 2016, compared to no loan loss provision recognized for the same period in 2015. The loan loss provision was based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with loan portfolio growth.

For the three months ended March 31, 2016, net charge-offs totaled $1.4 million, or 0.19% of average loans, and included a $1.2 million charge-off recognized on one commercial relationship. Net-charge offs for the same period in 2015 were $213 thousand, or 0.03% of average loans.

The allowance for loan losses was $26.1 million, or 0.86% of total loans, at March 31, 2016, compared to $27.1 million, or 0.90% of total loans, at December 31, 2015. The ratio of allowance for loan losses to total loans includes the impact of loan charge-offs for which loss exposure had been allocated prior to the first quarter of 2016. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2016	2015	$	%
Noninterest income:
Wealth management revenues	$9,174	$8,435	$739	9%
Mortgage banking revenues	2,198	2,588	(390)	(15)
Service charges on deposit accounts	907	935	(28)	(3)
Card interchange fees	797	714	83	12
Income from bank-owned life insurance	499	490	9	2
Loan related derivative income	645	645	—	—
Equity in earnings (losses) of unconsolidated subsidiaries	(88)	(86)	(2)	(2)
Other income	502	299	203	68
Total noninterest income	$14,634	$14,020	$614	4%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2016	2015	$	%
Wealth management revenues:
Trust and investment management fees	$8,065	$7,142	$923	13%
Mutual fund fees	843	1,036	(193)	(19)
Asset-based revenues	8,908	8,178	730	9
Transaction-based revenues	266	257	9	4
Total wealth management revenues	$9,174	$8,435	$739	9%

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)
Three months ended March 31,	2016	2015
Wealth management assets under administration:
Balance at the beginning of period	$5,844,636	$5,069,966
Net investment appreciation & income	22,389	80,872
Net client asset flows	11,942	8,825
Balance at the end of period	$5,878,967	$5,159,663

Wealth management revenues for the three months ended March 31, 2016 were $9.2 million, up by $739 thousand, or 9%, from the same period in 2015, due to an increase of $730 thousand in asset-based revenues. Included in the three months ended March 31, 2016 were asset-based revenues of $960 thousand generated by Halsey, which was acquired on August 1, 2015. Excluding asset-based revenues generated by Halsey, asset-based revenues declined by $230 thousand, or 3%, largely due to the impact of financial market declines. Wealth management assets under administration amounted to $5.9 billion at March 31, 2016, up by $34.3 million, or 1%, from the end of 2015. Assets under administration were up by $719.3 million, or 14%, from a year ago. Excluding assets under management at Halsey, total wealth management assets under administration declined by 2% in the last twelve months.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Mortgage banking revenues totaled $2.2 million for the three months ended March 31, 2016, down by $390 thousand, or 15%, compared to the same period in 2015. The decrease in mortgage banking revenues reflected lower mortgage loan sales activity. Residential mortgages sold to the secondary market, including brokered loans, totaled $106.0 million and $127.9 million, respectively, for the three months ended March 31, 2016 and 2015.

Other income amounted to $502 thousand for the three months ended March 31, 2016, up by $203 thousand compared to the same period in 2015. Included in other income in 2016 was a net gain of $135 thousand on the sale of a nonaccrual residential mortgage.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three months
			Change
Three months ended March 31,	2016	2015	$	%
Noninterest expenses:
Salaries and employee benefits	$16,380	$15,494	$886	6%
Net occupancy	1,807	1,886	(79)	(4)
Equipment	1,501	1,340	161	12
Outsourced services	1,363	1,247	116	9
Legal, audit and professional fees	629	676	(47)	(7)
FDIC deposit insurance costs	493	473	20	4
Advertising and promotion	265	267	(2)	(1)
Amortization of intangibles	323	155	168	108
Debt prepayment penalties	431	—	431	100
Other	2,258	1,993	265	13
Total noninterest expense	$25,450	$23,531	$1,919	8%

Noninterest Expense Analysis
For the three months ended March 31, 2016, salaries and employee benefit costs totaled $16.4 million up by $886 thousand, or 6%, compared to the same period in 2015. Approximately 50% of the increase was attributable to Halsey, which was acquired on August 1, 2015. The remaining increase in salaries and employee benefit costs included changes in staffing in our wealth management business line, partially offset by a reduction in defined benefit pension costs. See additional discussion regarding pension costs in the “Sources of Funds and Other Liabilities” section below under the caption “Defined Benefit Pension Plan Obligations.”

Equipment expenses amounted to $1.5 million for three months ended March 31, 2016, up by $161 thousand, or 12%, from the same period in 2015, including increases associated with the de novo branch that opened and in 2016.

Amortization of intangibles amounted to $323 thousand for three months ended March 31, 2016, up by $168 thousand from the same period in 2015, due to the amortization of intangible assets associated with the acquisition of Halsey in August 2015.

The prepayment of FHLBB advances in March 2016 resulted in debt prepayment penalty expense of $431 thousand. There was no such prepayment penalty expense in 2015. See additional discussion under the caption “Sources of Funds and Other Liabilities.”

Other expenses amounted to $2.3 million for three months ended March 31, 2016, up by $265 thousand, or 13%, from the same period in 2015, reflecting increases in retail deposit product costs and other matters.

Income Taxes
Income tax expense amounted to $5.5 million and $5.2 million, respectively, for the three months ended March 31, 2016 and 2015. The Corporation’s effective tax rate was 33.4% and 32.0% respectively, for the three months ended March 31, 2016 and 2015. The increase in the effective tax rate reflects a higher proportion of taxable income to pre-tax book income. The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.8 billion at March 31, 2016, up by $66.6 million, or 2%, from the end of 2015, largely due to growth in investment securities and loans.

Nonperforming assets as a percentage of total assets amounted to 0.49% and 0.58%, respectively, at March 31, 2016 and December 31, 2015. Past due loans as a percentage of total loans amounted to 0.60% and 0.58%, respectively, at March 31, 2016 and December 31, 2015.

In 2016, total deposits decreased by $54.6 million, or 2%, reflecting money market account outflows. FHLBB advances amounted to $487.2 million, up by $108.2 million, or 29%, from December 31, 2015.

Shareholders’ equity totaled $381.3 million at March 31, 2016, up by $5.9 million from the balance at the end of 2015.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 12.45% at March 31, 2016, compared to 12.58% at December 31, 2015. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2016 and December 31, 2015, the Corporation did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements generally utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 4 and 10 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$97,285	24%	$77,015	21%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	257,463	62	234,856	61
Obligations of states and political subdivisions	31,536	8	36,080	10
Individual name issuer trust preferred debt securities	23,081	6	25,138	7
Corporate bonds	1,987	—	1,955	1
Total securities available for sale	$411,352	100%	$375,044	100%

(Dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$19,040	100%	$20,023	100%
Total securities held to maturity	$19,040	100%	$20,023	100%

As of March 31, 2016, the securities portfolio totaled $430.4 million, or 11% of total assets, compared to $395.1 million, or 10% or total assets, as of December 31, 2015. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises. The securities portfolio increased by $35.3 million, or 9%, in 2016. See additional disclosure regarding investment activities in the Corporation’s Consolidated Statements of Cash Flows.

At March 31, 2016 and December 31, 2015, the net unrealized gain position on securities available for sale and held to maturity amounted to $2.9 million and $2.2 million, respectively, and included gross unrealized losses of $6.8 million and $5.5 million, respectively.  These gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

Obligations of States and Political Subdivisions
The carrying amount of obligations of states and political subdivisions included in our securities portfolio at March 31, 2016 totaled $31.5 million. The following table presents obligations of states and political subdivisions by geographic location:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
New Jersey	$18,086	$326	$—	$18,412
New York	6,976	89	—	7,065
Pennsylvania	1,963	30	—	1,993
Arizona	1,290	11	—	1,301
Other	2,710	55	—	2,765
Total	$31,025	$511	$—	$31,536

The following table presents obligations of states and political subdivisions by category:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
General obligations	$28,712	$464	$—	$29,176
Revenue obligations (1)	2,313	47	—	2,360
Total	$31,025	$511	$—	$31,536

(1)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of 7 individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	March 31, 2016				Credit Ratings
					March 31, 2016		Form 10-Q Filing Date
Named Issuer (parent holding company)	(i)	Amortized Cost	Fair Value	Unrealized Net Loss	Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,780	$7,160	($2,620)	Baa2	BBB-	Baa2	BBB-
Bank of America Corporation	2	4,805	3,798	(1,007)	Ba1 (ii)	BB+ (ii)	Ba1 (ii)	BB+ (ii)
Wells Fargo & Company	2	5,154	4,226	(928)	A1/Baa1	BBB+/BBB	A1/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,177	3,192	(985)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,987	1,610	(377)	A3	BBB+	A3	BBB+
State Street Corporation	1	1,978	1,575	(403)	A3	BBB	A3	BBB
Huntington Bancshares Incorporated	1	1,943	1,520	(423)	Baa2	BB (ii)	Baa2	BB (ii)
Totals	10	$29,824	$23,081	($6,743)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between December 31, 2015 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

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

Loans
Total loans amounted to $3.0 billion at March 31, 2016, up by $33.9 million, or 1%, from the end of 2015, reflecting growth in the commercial real estate loan portfolio.

Commercial Loans
The commercial loan portfolio represented 56% of total loans at March 31, 2016. In making commercial loans, we may occasionally solicit the participation of other banks. Washington Trust also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Commercial loans fall into two major categories, commercial real estate and commercial and industrial loans. Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loans is also collateralized by real estate.  Commercial and industrial loans also include tax exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans
Commercial real estate loans amounted to $1.1 billion at March 31, 2016, up by $45.7 million, or 4%, from the balance at December 31, 2015. The growth in commercial real estate loans was in large part due to enhanced business cultivation efforts with new and existing borrowers, with an emphasis on larger loan balances to borrowers or groups of related borrowers. Included in the end of period commercial and real estate amounts were construction and development loans of $123.0 million and $122.3 million, respectively, at March 31, 2016 and December 31, 2015.

At March 31, 2016, shared national credit balances outstanding included in the commercial real estate loan portfolio totaled $19.7 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

Commercial real estate loans are secured by a variety of property types, with approximately 89% of the total at March 31, 2016 composed of office buildings, retail facilities, multi-family dwellings, commercial mixed use, lodging, industrial and warehouse properties and healthcare facilities. The average loan balance outstanding in the portfolio was $2.2 million and the largest individual commercial real estate loan outstanding was $27.2 million as of March 31, 2016.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,009,962	92%	$959,883	91%
New York, New Jersey, Pennsylvania	76,721	7	80,989	8
New Hampshire	13,280	1	13,377	1
Total	$1,099,963	100%	$1,054,249	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $598.8 million at March 31, 2016, down by $1.4 million from the balance at December 31, 2015.

At March 31, 2016, shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $66.4 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

The commercial and industrial loan portfolio includes loans to a variety of business types.  Approximately 96% of the total is composed of health care/social assistance, owner occupied and other real estate, manufacturing, retail trade, professional, scientific and technical, transportation and warehousing, entertainment and recreation, public administration, accommodation and food services, construction businesses, educational and other services, wholesale trade and finance and insurance. The average loan balance outstanding in the portfolio was $442 thousand and the largest individual commercial and industrial loan outstanding was $21.4 million as of March 31, 2016.

Residential Real Estate Loans
Washington Trust originates residential real estate mortgages within our general market area of Southern New England. Through our residential mortgage lending offices in eastern Massachusetts and Connecticut, our mortgage origination business reaches beyond our bank branch network, which is primarily located in Rhode Island.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Three months ended March 31,	2016	2015
Originations for retention in portfolio	$47,545	$54,675
Originations for sale to the secondary market (1)	90,458	128,996
Total	$138,003	$183,671

(1)	Also includes loans originated in a broker capacity.

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity:

(Dollars in thousands)
Three months ended March 31,	2016	2015
Loans sold with servicing rights retained	$26,454	$47,256
Loans sold with servicing rights released (1)	79,507	80,641
Total	$105,961	$127,897

(1)	Also includes loans originated in a broker capacity.

Loans sold with the retention of servicing result in the capitalization of servicing rights. Mortgage servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.3 million at both March 31, 2016 and December 31, 2015. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $467.3 million and $458.6 million, respectively, as of March 31, 2016 and December 31, 2015.

Residential real estate loans held in portfolio amounted to $1.0 billion at March 31, 2016, down by $9.2 million, or 1%, from the balance at December 31, 2015.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$987,695	98.4%	$995,743	98.2%
New Hampshire	9,517	0.9	10,186	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	3,753	0.4	4,163	0.4
Ohio	1,488	0.1	1,557	0.2
Other	1,896	0.2	1,906	0.2
Total	$1,004,349	100.0%	$1,013,555	100.0%

Included in the residential real estate loan portfolio were purchased residential mortgage balances totaling $26.5 million and $27.5 million, respectively, as of March 31, 2016 and December 31, 2015. These loans were purchased from other financial institutions prior to March 2009.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft.

The consumer loan portfolio totaled $343.8 million at March 31, 2016, down by $1.2 million from December 31, 2015. Home equity line and home equity loans represented 88% of the total consumer portfolio at March 31, 2016. The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $32.0 million and $34.5 million, respectively, at March 31, 2016 and December 31, 2015.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015
Nonaccrual loans:
Commercial mortgages	$4,054	$5,711
Commercial construction & development	—	—
Commercial & industrial	2,659	3,018
Residential real estate mortgages	9,367	10,666
Consumer	1,345	1,652
Total nonaccrual loans	17,425	21,047
Property acquired through foreclosure or repossession, net	1,326	716
Total nonperforming assets	$18,751	$21,763

Nonperforming assets to total assets	0.49%	0.58%
Nonperforming loans to total loans	0.57%	0.70%
Total past due loans to total loans	0.60%	0.58%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets totaled $18.8 million, or 0.49% of total assets, at March 31, 2016, down from $21.8 million, or 0.58% of total assets, at December 31, 2015.

Property acquired through foreclosure or repossession amounted to $1.3 million at March 31, 2016 and consisted of 3 residential properties and 1 commercial property.

Nonaccrual Loans
During the three months ended March 31, 2016, the Corporation made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2016.

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2016				December 31, 2015
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$4,054	$—	$4,054	0.41%	$4,504	$1,207	$5,711	0.61%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	1,070	1,589	2,659	0.44	48	2,970	3,018	0.50
Residential real estate mortgages	3,982	5,385	9,367	0.93	3,294	7,372	10,666	1.05
Consumer	669	676	1,345	0.39	740	912	1,652	0.48
Total nonaccrual loans	$9,775	$7,650	$17,425	0.57%	$8,586	$12,461	$21,047	0.70%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of March 31, 2016, the composition of nonaccrual loans was 39% commercial and 61% residential and consumer, compared to 41% and 59%, respectively, at December 31, 2015.

Nonaccrual commercial mortgage loans amounted to $4.1 million at March 31, 2016, down by $1.7 million from the balance at the end of 2015. This decline in the first quarter was largely due to a $1.2 million charge-off being recognized on one commercial loan. See additional disclosure about this loan below under the caption “Troubled Debt Restructurings.” As of March 31, 2016, the balance of nonaccrual commercial mortgages was comprised of one troubled debt restructured loan, which was classified into nonaccrual status in the third quarter of 2014 because the borrower failed to perform in accordance with the terms of the restructuring. This loan is secured by commercial property in Connecticut and is collateral dependent. Based on the fair value of the underlying collateral, no loss allocation was deemed necessary at March 31, 2016.

Nonaccrual commercial & industrial loans amounted to $2.7 million at March 31, 2016, down by $359 thousand from the balance at the end of 2015. As of March 31, 2016, the largest nonaccrual commercial & industrial loan had a carrying value of $1.6 million. This loan was classified into nonaccrual status in the fourth quarter of 2015, is secured by business assets and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $683 thousand loss allocation was deemed necessary at March 31, 2016.

Nonaccrual residential real estate mortgage loans totaled $9.4 million at March 31, 2016, down by $1.3 million from the balance at the end of 2015. As of March 31, 2016, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential mortgages at March 31, 2016 were 8 loans purchased for portfolio and serviced by others amounting to $2.2 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$4,564	0.47%	$4,555	0.49%
Commercial construction & development	—	—	—	—
Commercial & industrial	2,906	0.49	462	0.08
Residential real estate mortgages	8,703	0.87	9,286	0.92
Consumer loans	2,122	0.62	3,256	0.94
Total past due loans	$18,295	0.60%	$17,559	0.58%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2016, total past due loans amounted to $18.3 million, or 0.60% of total loans, compared to $17.6 million, or 0.58%, at December 31, 2015. Included in past due loans as of March 31, 2016 and December 31, 2015 were nonaccrual loans of $14.0 million and $13.6 million, respectively. All loans 90 days or more past due at March 31, 2016 and December 31, 2015 were classified as nonaccrual.

As of March 31, 2016, the composition of past due loans was 41% commercial and 59% residential and consumer, compared to 29% and 71%, respectively at December 31, 2015. The increase in commercial past due loans included one commercial and industrial loan with a carrying value of $1.6 million that became past due with respect to payment terms in the first quarter.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of March 31, 2016, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015
Accruing troubled debt restructured loans:
Commercial mortgages	$9,427	$9,430
Commercial & industrial	837	853
Residential real estate mortgages	646	669
Consumer	226	228
Accruing troubled debt restructured loans	11,136	11,180
Nonaccrual troubled debt restructured loans:
Commercial mortgages	4,054	5,296
Commercial & industrial	857	1,371
Residential real estate mortgages	586	596
Consumer	—	—
Nonaccrual troubled debt restructured loans	5,497	7,263
Total troubled debt restructured loans	$16,633	$18,443

Loans classified as troubled debt restructurings amounted to $16.6 million and $18.4 million, respectively, at March 31, 2016 and December 31, 2015. The allowance for loans losses included specific reserves for troubled debt restructurings of $746 thousand and $1.8 million, respectively, at March 31, 2016 and December 31, 2015.

As of March 31, 2016, 81% of the troubled debt restructured loans consisted of 3 relationships. The largest troubled debt restructured relationship at March 31, 2016 consisted of 2 commercial mortgage loans with a carrying value of $8.2 million, secured by mixed use properties. The restructuring took place in 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. A third loan in this relationship was on nonaccrual status at December 31, 2015 with a carrying value at that time of $1.2 million. A loss allocation for the full amount of this loan was provided for in the allowance for loan losses as of December 31, 2015. During the first quarter of 2016, this loan was fully charged-off. The second largest troubled debt restructured relationship consisted of a nonaccrual commercial mortgage with a carrying value of $4.1 million at March 31, 2016, secured by commercial property. The restructuring took place in 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. See additional disclosure about this relationship above under the caption “Nonaccrual Loans.” The third largest troubled debt restructured relationship consisted of an accruing commercial mortgage with a carrying value of $1.2 million at March 31, 2016, secured by a commercial office property. The restructuring took place in the third quarter of 2015 and included a modification of certain payment terms.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2016 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $8.4 million in potential problem loans at March 31, 2016, compared to $7.9 million at December 31, 2015. Included in potential problem loans was one commercial and industrial relationship with a carrying value of $6.7 million and $6.8 million, respectively, at March 31, 2016 and December 31, 2015. Management considers this relationship to be well-secured and it was current with respect to payment terms at March 31, 2016. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Note 6 to the Unaudited Consolidated Financial Statements.

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at March 31, 2016 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Mar 31, 2016	Dec 31, 2015
Collateral dependent impaired loans (1)	$24,153	$26,998
Impaired loans measured on discounted cash flow method (2)	4,409	5,228
Total impaired loans	$28,562	$32,226

(1)	Net of partial charge-offs of $1.0 million and $1.4 million, respectively, at March 31, 2016 and December 31, 2015.

(2)	Net of partial charge-offs of $114 thousand at both March 31, 2016 and December 31, 2015.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	March 31, 2016			December 31, 2015
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$28,562	$1,477	5.17%	$32,226	$2,583	8.02%
Loans collectively evaluated for impairment	3,018,431	24,660	0.82	2,980,901	24,486	0.82
Total	$3,046,993	$26,137	0.86%	$3,013,127	$27,069	0.90%

Based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with loan portfolio growth, a loan loss provision totaling $500 thousand was charged to earnings for the three months ended March 31, 2016. There was no provision for loan losses charged to earnings for the same period in 2015. Net charge-offs were $1.4 million, or 0.19% of average loans, for the three months ended March 31, 2016, and included a $1.2 million charge-off recognized on one commercial relationship. Net-charge offs for the same period in 2015 were $213 thousand, or 0.03% of average loans.

As of March 31, 2016, the allowance for loan losses was $26.1 million, or 0.86% of total loans, compared to $27.1 million, or 0.90% of total loans, at December 31, 2015. The reduction in the ratio of allowance for loan losses to total loans includes the impact of loan charge-offs for which loss exposure had been allocated prior to the latest quarter.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends.

(Dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$8,586	32%	$9,140	31%
Construction & development	1,643	4	1,758	4
Commercial & industrial	8,261	20	8,202	20
Residential real estate:
Mortgage	5,202	32	5,265	33
Homeowner construction	161	1	195	1
Consumer	2,284	11	2,509	11
Balance at end of period	$26,137	100%	$27,069	100%

(1)	Percentage of allocated allowance for loan losses to the total loans outstanding within the respective category.

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

Total deposits amounted to $2.9 billion at March 31, 2016, down by $54.6 million, or 2%, from December 31, 2015. This included a net increase of $7.0 million of out-of-market brokered time certificates of deposit. Excluding out-of-market brokered time certificates of deposit, in-market deposits were down by $61.6 million, or 2%, from the balance at December 31, 2015, largely due to a decline in money market account balances.

Demand deposits totaled $539.1 million at March 31, 2016, up by $1.8 million from December 31, 2015. Included in demand deposits at March 31, 2016 and December 31, 2015 were DDM reciprocal demand deposits of $64.6 million and $61.9 million, respectively.

NOW account balances decreased by $17.7 million, or 4%, from December 31, 2015 and totaled $394.9 million at March 31, 2016. Savings accounts increased by $4.8 million, or 1%, and amounted to $331.8 million at March 31, 2016.

Money market accounts totaled $763.6 million at March 31, 2016, down by $59.9 million, or 7%, from December 31, 2015, due to outflows from various institutional and commercial accounts. Included in total money market deposits were ICS reciprocal money market deposits of $300.2 million at March 31, 2016, up from $294.0 million and December 31, 2015.

Time deposits amounted to $850.3 million at March 31, 2016, up by $16.4 million, or 2%, from December 31, 2015.  Included in time deposits at March 31, 2016 were out-of-market wholesale brokered time certificates of deposit of $309.5 million, which were up by $7.0 million from the balance at December 31, 2015. Excluding out-of-market brokered certificates of deposit, in-market time deposits totaled $540.8 million at March 31, 2016, up by $9.4 million, or 2%, from December 31, 2015. Included in in-market time deposits were CDARS reciprocal time deposits of $78.9 million at March 31, 2016, up from $75.7 million at December 31, 2015.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs and also to fund additions to the securities portfolio and loan growth. FHLBB advances amounted to $487.2 million at March 31, 2016, up by $108.2 million from the balance at the end of 2015.

In February 2016, FHLBB advances totaling $59.4 million with original maturity dates ranging from 2017 to 2019 were modified to 2020 to 2023. The original weighted average interest rate was 3.48% and was revised to 3.01%.

In March 2016, FHLBB advances totaling $10.0 million were prepaid, resulting in debt prepayment penalty expense of $431 thousand. The weighted average rate of these advances was 2.72% with a weighted average remaining term of 32 months. These were replaced with $10.0 million of brokered time certificates of deposits with an 18-month maturity and a fixed interest rate of 0.95%. Net interest savings of $132 thousand for the remainder of 2016 are expected as a result of the extinguishment of the FHLBB advances.

Defined Benefit Pension Plan Obligations
The Corporation maintains a tax-qualified defined benefit pension plan and non-qualified retirement plans, as more fully described in Note 11 to the Unaudited Consolidated Financial Statements.

As of March 31, 2016, the funded status of the qualified defined benefit pension plan amounted to $6.6 million and was included in other assets in the Consolidated Balance Sheet. As of December 31, 2015, the unfunded status of this qualified plan amounted to $1.8 million and was included in other liabilities. The change in funded status of the qualified plan was due to a plan contribution made in the first quarter of 2016.

Non-qualified defined benefit retirement plan obligations of $13.0 million at both March 31, 2016 and December 31, 2015 were included in other liabilities. In accordance with the terms of these non-qualified plans, securities available for sale and other short-term investments with a carrying value of $12.3 million at both March 31, 2016 and December 31, 2015 have been designated in rabbi trusts to be used for future benefit payments associated with these plans.

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually.

In 2015 and prior to 2015, a single weighted-average discount rate was used to calculate interest and service cost components of net periodic benefit cost. For 2016, Washington Trust utilizes a "spot rate approach" in the calculation of interest and service cost. See additional disclosure regarding this change in accounting estimate in Note 11 to the Unaudited Consolidated Financial Statements.

The Corporation expects full-year 2016 defined benefit plan costs to decrease by $1.2 million, compared to full-year 2015. This decrease primarily reflects an increase in the discount rate, a higher level of plan assets and a change to the “spot rate approach.” Approximately $515 thousand of the expected decrease in full-year 2016 defined benefit plan costs is attributable to the implementation of the “spot rate approach.” Pension plan expense for the three months ended March 31, 2016 decreased by $300 thousand, compared to the same period in 2015.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 68% of total average assets in the three months ended March 31, 2016.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the three months ended March 31, 2016.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

For the three months ended March 31, 2016, net cash provided by financing activities amounted to $47.9 million, as net cash inflows provided by FHLBB advances were offset, in part, by deposit outflows and cash dividends paid. Net cash used in investing activities totaled $73.7 million for the three months ended March 31, 2016. The most significant elements of cash flow within investing activities were net outflows related to growth in the loan portfolio and purchases of debt securities, partially offset by net inflows from maturities, calls and principal repayments of debt securities. Net cash provided by operating activities amounted to $23.1 million for the three months ended March 31, 2016. Net income totaled $10.9 million in the first three months of 2016 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $381.3 million at March 31, 2016, up by $5.9 million from December 31, 2015, including net income of $10.9 million and a reduction of $6.2 million for dividend declarations.

The ratio of total equity to total assets amounted to 9.93% at March 31, 2016 compared to a ratio of 9.95% at December 31, 2015.  Book value per share at March 31, 2016 and December 31, 2015 amounted to $22.40 and $22.06, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of March 31, 2016, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.”

See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Off-Balance Sheet Arrangements
For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 9 and 16 to the Unaudited Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2016 and December 31, 2015, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2016 and December 31, 2015.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2016		December 31, 2015
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.34)%	(6.20)%	(2.43)%	(7.13)%
100 basis point rate increase	2.05	2.37	1.92	3.02
200 basis point rate increase	4.92	6.11	4.93	8.18
300 basis point rate increase	7.84	9.93	8.00	13.26

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2016 and December 31, 2015 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government sponsored enterprise securities (callable)	$938	($7,982)
Obligations of states and political subdivisions	173	(622)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	3,170	(16,790)
Trust preferred debt and other corporate debt securities	(395)	661
Total change in market value as of March 31, 2016	$3,886	($24,733)
Total change in market value as of December 31, 2015	$6,350	($26,362)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2016.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the third quarter of 2015, the Corporation completed its acquisition of Halsey Associates, Inc. The Corporation has not yet completed the documentation, evaluation and testing of Halsey’s internal controls over financial reporting, which is ongoing.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item IA to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 6, 2016	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 6, 2016	By:	/s/ David V. Devault
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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

____________________

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.