Form 10-Q
period 2016-06-30
WASHINGTON TRUST BANCORP INC
filed 2016-08-05
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2016 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of July 31, 2016 was 17,081,505.

PART I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	June 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$116,658	$93,222
Short-term investments	3,255	4,409
Mortgage loans held for sale (including $38,554 at June 30, 2016 and $33,969 at December 31, 2015 measured at fair value)	38,554	38,554
Securities:
Available for sale, at fair value	401,749	375,044
Held to maturity, at amortized cost (fair value $18,595 at June 30, 2016 and $20,516 at December 31, 2015)	17,917	20,023
Total securities	419,666	395,067
Federal Home Loan Bank stock, at cost	34,303	24,316
Loans:
Commercial	1,732,220	1,654,547
Residential real estate	1,005,036	1,013,555
Consumer	343,628	345,025
Total loans	3,080,884	3,013,127
Less allowance for loan losses	25,826	27,069
Net loans	3,055,058	2,986,058
Premises and equipment, net	29,590	29,593
Investment in bank-owned life insurance	65,036	65,501
Goodwill	64,059	64,059
Identifiable intangible assets, net	10,814	11,460
Other assets	80,088	59,365
Total assets	$3,917,081	$3,771,604
Liabilities:
Deposits:
Demand deposits	$512,307	$537,298
NOW accounts	414,532	412,602
Money market accounts	675,896	823,490
Savings accounts	342,579	326,967
Time deposits	844,036	833,898
Total deposits	2,789,350	2,934,255
Federal Home Loan Bank advances	640,010	378,973
Junior subordinated debentures	22,681	22,681
Other liabilities	76,708	60,307
Total liabilities	3,528,749	3,396,216
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares at June 30, 2016 and 30,000,000 at December 31, 2015; issued and outstanding 17,081,124 shares at June 30, 2016 and 17,019,578 shares at December 31, 2015	1,068	1,064
Paid-in capital	112,314	110,949
Retained earnings	282,666	273,074
Accumulated other comprehensive loss	(7,716)	(9,699)
Total shareholders’ equity	388,332	375,388
Total liabilities and shareholders’ equity	$3,917,081	$3,771,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three months		Six months
	Periods ended June 30,	2016	2015	2016	2015
	Interest income:
	Interest and fees on loans	$29,122	$28,739	$59,120	$57,092
Interest on securities:	Taxable	2,487	2,176	4,857	4,435
	Nontaxable	280	402	607	837
	Dividends on Federal Home Loan Bank stock	231	164	441	329
	Other interest income	70	29	134	54
	Total interest and dividend income	32,190	31,510	65,159	62,747
	Interest expense:
	Deposits	2,981	3,348	5,949	6,737
	Federal Home Loan Bank advances	2,313	1,891	4,465	3,793
	Junior subordinated debentures	119	241	231	482
	Other interest expense	1	2	3	5
	Total interest expense	5,414	5,482	10,648	11,017
	Net interest income	26,776	26,028	54,511	51,730
	Provision for loan losses	450	100	950	100
	Net interest income after provision for loan losses	26,326	25,928	53,561	51,630
	Noninterest income:
	Wealth management revenues	9,481	8,912	18,655	17,347
	Mortgage banking revenues	2,710	2,741	4,908	5,329
	Service charges on deposit accounts	935	973	1,842	1,908
	Card interchange fees	860	826	1,657	1,540
	Income from bank-owned life insurance	1,090	492	1,589	982
	Loan related derivative income	508	717	1,153	1,362
	Equity in earnings (losses) of unconsolidated subsidiaries	(89)	(69)	(177)	(155)
	Other income	419	669	921	968
	Total noninterest income	15,914	15,261	30,548	29,281
	Noninterest expense:
	Salaries and employee benefits	17,405	15,506	33,785	31,000
	Net occupancy	1,803	1,669	3,610	3,555
	Equipment	1,503	1,376	3,004	2,716
	Outsourced services	1,294	1,277	2,657	2,524
	Legal, audit and professional fees	662	610	1,291	1,286
	FDIC deposit insurance costs	491	436	984	909
	Advertising and promotion	420	578	685	845
	Amortization of intangibles	322	156	645	311
	Debt prepayment penalties	—	—	431	—
	Acquisition related expenses	—	433	—	433
	Other expenses	2,130	2,258	4,388	4,251
	Total noninterest expense	26,030	24,299	51,480	47,830
	Income before income taxes	16,210	16,890	32,629	33,081
	Income tax expense	5,153	5,387	10,637	10,568
	Net income	$11,057	$11,503	$21,992	$22,513

	Weighted average common shares outstanding - basic	17,067	16,811	17,045	16,785
	Weighted average common shares outstanding - diluted	17,194	16,989	17,185	16,977
Per share information:	Basic earnings per common share	$0.65	$0.68	$1.29	$1.34
	Diluted earnings per common share	$0.64	$0.68	$1.28	$1.32
	Cash dividends declared per share	$0.36	$0.34	$0.72	$0.68

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2016	2015	2016	2015
Net income	$11,057	$11,503	$21,992	$22,513
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	1,378	(1,701)	1,742	(1,037)
Cash flow hedges:
Change in fair value of cash flow hedges	(24)	(1)	(90)	(9)
Net cash flow hedge losses reclassified into earnings	—	90	—	183
Net change in fair value of cash flow hedges	(24)	89	(90)	174
Defined benefit plan obligation adjustment	165	354	331	589
Total other comprehensive income (loss), net of tax	1,519	(1,258)	1,983	(274)
Total comprehensive income	$12,576	$10,245	$23,975	$22,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2016	17,020	$1,064	$110,949	$273,074	($9,699)	$375,388
Net income				21,992		21,992
Total other comprehensive income, net of tax					1,983	1,983
Cash dividends declared				(12,400)		(12,400)
Share-based compensation			1,109			1,109
Exercise of stock options, issuance of other compensation-related equity awards and related tax benefit	61	4	256			260
Balance at June 30, 2016	17,081	$1,068	$112,314	$282,666	($7,716)	$388,332

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2015	16,746	$1,047	$101,204	$252,837	($8,809)	$346,279
Net income				22,513		22,513
Total other comprehensive loss, net of tax					(274)	(274)
Cash dividends declared				(11,560)		(11,560)
Share-based compensation			1,156			1,156
Exercise of stock options, issuance of other compensation-related equity awards and related tax benefit	88	5	1,048			1,053
Balance at June 30, 2015	16,834	$1,052	$103,408	$263,790	($9,083)	$359,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Six months ended June 30,	2016	2015
	Cash flows from operating activities:
	Net income	$21,992	$22,513
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	950	100
	Depreciation of premises and equipment	1,790	1,715
	Net amortization of premium and discount	977	777
	Amortization of intangibles	645	311
	Share-based compensation	1,109	1,156
	Income from bank-owned life insurance	(1,589)	(982)
	Net gains on loan sales and commissions on loans originated for others	(4,938)	(5,333)
	Net gain on sale of portfolio loans	(135)	—
	Equity in losses of unconsolidated subsidiaries	177	155
	Proceeds from sales of loans	222,098	244,302
	Loans originated for sale	(217,682)	(232,179)
	(Increase) decrease in other assets	(21,194)	627
	Increase (decrease) in other liabilities	16,450	(4,288)
	Net cash provided by operating activities	20,650	28,874
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(62,497)	—
	Other investment securities available for sale	(40,495)	(30,228)
Maturities and principal payments of:	Mortgage-backed securities available for sale	23,696	26,274
	Other investment securities available for sale	54,681	8,162
	Mortgage-backed securities held to maturity	2,008	2,573
	Purchase of Federal Home Loan Bank stock	(9,987)	—
	Net increase in loans	(53,972)	(66,792)
	Net proceeds from sale of portfolio loans	510	—
	Purchases of loans	(17,079)	(2,160)
	Proceeds from the sale of property acquired through foreclosure or repossession	254	240
	Purchases of premises and equipment	(1,816)	(2,344)
	Proceeds from bank-owned life insurance	2,054	—
	Net cash used in investing activities	(102,643)	(64,275)
	Cash flows from financing activities:
	Net decrease in deposits	(144,905)	(15,699)
	Proceeds from Federal Home Loan Bank advances	640,000	323,000
	Repayment of Federal Home Loan Bank advances	(378,963)	(257,976)
	Proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(26)	586
	Tax benefit from stock option exercises and other equity awards	286	467
	Cash dividends paid	(12,117)	(11,234)
	Net cash provided by financing activities	104,275	39,144
	Net increase in cash and cash equivalents	22,282	3,743
	Cash and cash equivalents at beginning of period	97,631	80,350
	Cash and cash equivalents at end of period	$119,913	$84,093

Noncash Investing and Financing Activities:
Loans charged off	$2,335	$676
Loans transferred to property acquired through foreclosure or repossession	1,045	491
Supplemental Disclosures:
Interest payments	$10,467	$11,175
Income tax payments	9,872	9,665

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

(2) Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, Accounting Standards Update No. 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and Accounting Standards Update No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) were issued. These ASUs do not change the core principle for revenue recognition in Topic 606; instead, the amendments provide more detailed guidance in a few areas and additional implementation guidance and examples, which are expected to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as those provided by ASU 2015-14. The Corporation is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Corporation has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Derivatives and Hedging - Topic 815
Accounting Standards Update No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), was issued in March 2016. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 allows for either a prospective approach or modified retrospective approach for adoption. ASU 2016-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. ASU 2016-05 is not expected to have a material impact on the Corporation’s financial reporting.

Accounting Standards Update No. 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), was issued in March 2016. ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts by providing a four-step decision sequence to assess whether the economic characteristics of the embedded call and put options are clearly and closely related to the economic characteristics of their debt hosts. ASU 2016-06 allows for a modified retrospective approach for adoption. ASU 2016-06 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. ASU 2016-06 is not expected to have a material impact on the Corporation’s financial reporting.

Credit Losses - Topic 326
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition approach will be adopted in order to maintain the same amortized cost prior to and subsequent to the effective date of ASU 2016-13. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, for annual periods and interim periods within those annual

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

periods, beginning after December 15, 2018. The Corporation has not yet determined the effect of ASU 2016-13 on its ongoing financial reporting.

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $10.7 million at June 30, 2016 and $10.5 million at December 31, 2015 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of June 30, 2016 and December 31, 2015, cash and due from banks included interest-bearing deposits in other banks of $74.4 million and $48.2 million, respectively.

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$72,653	$170	$—	$72,823
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	267,025	9,268	(29)	276,264
Obligations of states and political subdivisions	25,844	313	—	26,157
Individual name issuer trust preferred debt securities	29,833	—	(5,339)	24,494
Corporate bonds	1,961	50	—	2,011
Total securities available for sale	$397,316	$9,801	($5,368)	$401,749
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$17,917	$678	$—	$18,595
Total securities held to maturity	$17,917	$678	$—	$18,595
Total securities	$415,233	$10,479	($5,368)	$420,344

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$77,330	$73	($388)	$77,015
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	228,908	6,398	(450)	234,856
Obligations of states and political subdivisions	35,353	727	—	36,080
Individual name issuer trust preferred debt securities	29,815	—	(4,677)	25,138
Corporate bonds	1,970	5	(20)	1,955
Total securities available for sale	$373,376	$7,203	($5,535)	$375,044
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$20,023	$493	$—	$20,516
Total securities held to maturity	$20,023	$493	$—	$20,516
Total securities	$393,399	$7,696	($5,535)	$395,560

At June 30, 2016 and December 31, 2015, securities available for sale and held to maturity with a fair value of $354.6 million and $346.1 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLBB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
June 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$64,530	$66,714	$5,100	$5,293
Due after one year to five years	149,238	153,975	9,696	10,063
Due after five years to ten years	131,935	134,032	2,774	2,879
Due after ten years	51,613	47,028	347	360
Total securities	$397,316	$401,749	$17,917	$18,595

Included in the above table are debt securities with an amortized cost balance of $127.3 million and a fair value of $122.4 million at June 30, 2016 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 8 months to 21 years, with call features ranging from 1 month to 5 years.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2016	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	1	9,583	(29)	—	—	—	1	9,583	(29)
Individual name issuer trust preferred debt securities	—	—	—	10	24,494	(5,339)	10	24,494	(5,339)
Total temporarily impaired securities	1	$9,583	($29)	10	$24,494	($5,339)	11	$34,077	($5,368)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2015	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$34,767	($388)	—	$—	$—	4	$34,767	($388)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	9	61,764	(450)	—	—	—	9	61,764	(450)
Individual name issuer trust preferred debt securities	—	—	—	10	25,138	(4,677)	10	25,138	(4,677)
Corporate bonds	3	1,235	(20)	—	—	—	3	1,235	(20)
Total temporarily impaired securities	16	$97,766	($858)	10	$25,138	($4,677)	26	$122,904	($5,535)

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

Unrealized losses on temporarily impaired securities as of June 30, 2016 were concentrated in variable rate trust preferred debt securities.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at June 30, 2016 were 10 trust preferred security holdings issued by 7 individual companies in the banking sector.  Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of June 30, 2016, individual name issuer trust preferred debt securities with an amortized cost of $10.9 million and unrealized losses of $2.1 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between June 30, 2016 and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$1,074,747	35%	$931,953	31%
Construction & development (2)	81,812	3	122,297	4
Commercial & industrial (3)	575,661	18	600,297	20
Total commercial	1,732,220	56	1,654,547	55
Residential real estate:
Mortgages	978,399	32	984,437	33
Homeowner construction	26,637	1	29,118	1
Total residential real estate	1,005,036	33	1,013,555	34
Consumer:
Home equity lines	260,541	8	255,565	8
Home equity loans	39,572	1	46,649	2
Other (4)	43,515	2	42,811	1
Total consumer	343,628	11	345,025	11
Total loans (5)	$3,080,884	100%	$3,013,127	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $2.6 million at both June 30, 2016 and December 31, 2015 and net unamortized premiums on purchased loans of $171 thousand and $84 thousand, respectively, at June 30, 2016 and December 31, 2015.

At June 30, 2016 and December 31, 2015, there were $1.5 billion and $1.3 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 7 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Jun 30, 2016	Dec 31, 2015
Commercial:
Mortgages	$4,054	$5,711
Construction & development	—	—
Commercial & industrial	1,204	3,018
Residential real estate:
Mortgages	10,409	10,666
Homeowner construction	—	—
Consumer:
Home equity lines	315	528
Home equity loans	1,152	1,124
Other	114	—
Total nonaccrual loans	$17,248	$21,047
Accruing loans 90 days or more past due	$—	$—

As of June 30, 2016 and December 31, 2015, loans secured by one- to four-family residential property amounting to $5.3 million and $2.6 million, respectively, were in process of foreclosure.

Nonaccrual loans of $4.0 million and $7.4 million, respectively, were current as to the payment of principal and interest at June 30, 2016 and December 31, 2015. There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2016.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
June 30, 2016	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$8	$—	$4,054	$4,062	$1,070,685	$1,074,747
Construction & development	—	—	—	—	81,812	81,812
Commercial & industrial	46	735	1,197	1,978	573,683	575,661
Residential real estate:
Mortgages	3,853	1,113	3,927	8,893	969,506	978,399
Homeowner construction	—	—	—	—	26,637	26,637
Consumer:
Home equity lines	458	101	34	593	259,948	260,541
Home equity loans	513	666	300	1,479	38,093	39,572
Other	11	8	110	129	43,386	43,515
Total loans	$4,889	$2,623	$9,622	$17,134	$3,063,750	$3,080,884

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2015	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$51	$—	$4,504	$4,555	$927,398	$931,953
Construction & development	—	—	—	—	122,297	122,297
Commercial & industrial	405	9	48	462	599,835	600,297
Residential real estate:
Mortgages	3,028	2,964	3,294	9,286	975,151	984,437
Homeowner construction	—	—	—	—	29,118	29,118
Consumer:
Home equity lines	883	373	518	1,774	253,791	255,565
Home equity loans	748	490	222	1,460	45,189	46,649
Other	22	—	—	22	42,789	42,811
Total loans	$5,137	$3,836	$8,586	$17,559	$2,995,568	$3,013,127

Included in past due loans as of June 30, 2016 and December 31, 2015, were nonaccrual loans of $13.2 million and $13.6 million, respectively. All loans 90 days or more past due at June 30, 2016 and December 31, 2015 were classified as nonaccrual.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015
No Related Allowance Recorded:
Commercial:
Mortgages	$—	$4,292	$—	$5,101	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,524	1,849	1,640	1,869	—	—
Residential real estate:
Mortgages	12,243	8,441	12,337	8,826	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	305	6	305	64	—	—
Home equity loans	794	530	800	539	—	—
Other	110	—	110	—	—	—
Subtotal	14,976	15,118	15,192	16,399	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	$13,505	$10,873	$14,325	$10,855	$714	$1,633
Construction & development	—	—	—	—	—	—
Commercial & industrial	484	2,024	534	2,248	23	771
Residential real estate:
Mortgages	2,107	2,895	2,171	2,941	223	156
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	10	522	10	522	—	2
Home equity loans	440	679	453	783	46	21
Other	35	145	34	144	5	—
Subtotal	16,581	17,138	17,527	17,493	1,011	2,583
Total impaired loans	$31,557	$32,256	$32,719	$33,892	$1,011	$2,583
Total:
Commercial	$15,513	$19,038	$16,499	$20,073	$737	$2,404
Residential real estate	14,350	11,336	14,508	11,767	223	156
Consumer	1,694	1,882	1,712	2,052	51	23
Total impaired loans	$31,557	$32,256	$32,719	$33,892	$1,011	$2,583

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

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended June 30,	2016	2015	2016	2015
Commercial:
Mortgages	$13,677	$14,556	$87	$76
Construction & development	—	—	—	—
Commercial & industrial	3,290	3,077	10	41
Residential real estate:
Mortgages	10,903	3,251	98	24
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	315	278	6	—
Home equity loans	1,216	78	11	1
Other	151	191	2	2
Totals	$29,552	$21,431	$214	$144

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Six months ended June 30,	2016	2015	2016	2015
Commercial:
Mortgages	$14,208	$14,748	$180	$155
Construction & development	—	—	—	—
Commercial & industrial	3,545	3,057	21	60
Residential real estate:
Mortgages	10,986	3,354	167	40
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	493	263	8	—
Home equity loans	1,195	76	24	1
Other	148	169	4	5
Totals	$30,575	$21,667	$404	$261

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $20.1 million and $18.5 million, respectively, at June 30, 2016 and December 31, 2015. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $848 thousand and $1.8 million, respectively, at June 30, 2016 and December 31, 2015. As of June 30, 2016, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present loans modified as a troubled debt restructuring:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended June 30,	2016	2015	2016	2015	2016	2015
Commercial:
Mortgages	—	—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	1	2	133	284	133	284
Residential real estate:
Mortgages	1	—	3,550	—	3,550	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	1	—	70	—	70
Other	—	—	—	—	—	—
Totals	2	3	$3,683	$354	$3,683	$354

(1)	The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Six months ended June 30,	2016	2015	2016	2015	2016	2015
Commercial:
Mortgages	—	—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	1	3	133	584	133	584
Residential real estate:
Mortgages	1	1	3,550	93	3,550	93
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	1	—	70	—	70
Other	—	1	—	35	—	35
Totals	2	6	$3,683	$782	$3,683	$782

(1)	The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table presents information on how loans were modified as a troubled debt restructuring:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2016	2015	2016	2015
Below-market interest rate concession	$—	$—	$—	$—
Payment deferral	—	284	—	619
Maturity / amortization concession	133	70	133	163
Interest only payments	3,550	—	3,550	—
Total	$3,683	$354	$3,683	$782

In the three and six months ended June 30, 2016 and 2015, there were an insignificant amount of loans modified in a troubled debt restructuring within the previous 12 months for which there were payment defaults.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The weighted average risk rating of the Corporation’s commercial loan portfolio was 4.69 at June 30, 2016 and 4.68 at December 31, 2015. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses. See Note 6 for additional information.

A description of the commercial loan categories are as follows:

Pass - Loans with acceptable credit quality, defined as ranging from superior or very strong to a status of lesser stature. Superior or very strong credit quality is characterized by a high degree of cash collateralization or strong balance sheet liquidity. Lesser

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015
Commercial:
Mortgages	$1,061,090	$914,774	$1,106	$3,035	$12,551	$14,144
Construction & development	81,812	122,297	—	—	—	—
Commercial & industrial	550,465	577,036	15,863	12,012	9,333	11,249
Total commercial loans	$1,693,367	$1,614,107	$16,969	$15,047	$21,884	$25,393

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015
Residential real estate:
Accruing mortgages	$967,990	$973,771	$—	$—
Nonaccrual mortgages	6,482	7,372	3,927	3,294
Homeowner construction	26,637	29,118	—	—
Total residential loans	$1,001,109	$1,010,261	$3,927	$3,294
Consumer:
Home equity lines	$260,507	$255,047	$34	$518
Home equity loans	39,272	46,427	300	222
Other	43,405	42,811	110	—
Total consumer loans	$343,184	$344,285	$444	$740

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$8,586	$1,643	$8,261	$18,490	$5,363	$2,284	$26,137
Charge-offs	(78)	—	(746)	(824)	(4)	(32)	(860)
Recoveries	13	—	62	75	2	22	99
Provision	1,892	(739)	(1,057)	96	108	246	450
Ending Balance	$10,413	$904	$6,520	$17,837	$5,469	$2,520	$25,826
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$9,140	$1,758	$8,202	$19,100	$5,460	$2,509	$27,069
Charge-offs	(1,331)	—	(754)	(2,085)	(140)	(110)	(2,335)
Recoveries	17	—	88	105	4	33	142
Provision	2,587	(854)	(1,016)	717	145	88	950
Ending Balance	$10,413	$904	$6,520	$17,837	$5,469	$2,520	$25,826
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,331	$1,229	$7,803	$17,363	$5,355	$2,731	$2,361	$27,810
Charge-offs	(200)	—	(44)	(244)	(6)	(105)	—	(355)
Recoveries	4	—	18	22	2	8	—	32
Provision	394	455	(767)	82	54	49	(85)	100
Ending Balance	$8,529	$1,684	$7,010	$17,223	$5,405	$2,683	$2,276	$27,587
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023
Charge-offs	(400)	—	(51)	(451)	(54)	(171)	—	(676)
Recoveries	84	—	32	116	4	20	—	140
Provision	643	384	(958)	69	25	121	(115)	100
Ending Balance	$8,529	$1,684	$7,010	$17,223	$5,405	$2,683	$2,276	$27,587
(1) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$13,480	$714	$15,141	$1,633
Construction & development	—	—	—	—
Commercial & industrial	2,006	23	3,871	771
Residential real estate	14,338	223	11,333	156
Consumer	1,692	51	1,881	23
Subtotal	31,516	1,011	32,226	2,583
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$1,061,267	$9,699	$916,812	$7,507
Construction & development	81,812	904	122,297	1,758
Commercial & industrial	573,655	6,497	596,426	7,431
Residential real estate	990,698	5,246	1,002,222	5,304
Consumer	341,936	2,469	343,144	2,486
Subtotal	3,049,368	24,815	2,980,901	24,486
Total	$3,080,884	$25,826	$3,013,127	$27,069

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $640.0 million and $379.0 million, respectively, at June 30, 2016 and December 31, 2015.

The following table presents maturities and weighted average interest rates on FHLBB advances outstanding as of June 30, 2016:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
July 1, 2016 to December 31, 2016	$377,330	0.71%
2017	27,575	2.24
2018	53,134	1.45
2019	33,258	2.84
2020	32,733	2.36
2021 and thereafter	115,980	3.30
Balance at June 30, 2016	$640,010	1.50%

As of June 30, 2016 and December 31, 2015, the Bank had access to a $40.0 million unused line of credit with the FHLBB and also had remaining available borrowing capacity of $523.3 million and $644.8 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLBB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(8) Shareholders’ Equity
Regulatory Capital Requirements
Capital levels at both June 30, 2016 and December 31, 2015 exceeded the regulatory minimum levels to be considered well-capitalized.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$375,899	12.43%	$241,929	8.00%	N/A	N/A
Bank	375,919	12.43	241,876	8.00	$302,345	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	349,891	11.57	181,447	6.00	N/A	N/A
Bank	349,911	11.57	181,407	6.00	241,876	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	327,892	10.84	136,085	4.50	N/A	N/A
Bank	349,911	11.57	136,055	4.50	196,524	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	349,891	9.21	151,949	4.00	N/A	N/A
Bank	349,911	9.22	151,874	4.00	189,843	5.00

December 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	367,443	12.58	233,739	8.00	N/A	N/A
Bank	366,676	12.55	233,676	8.00	292,095	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	340,130	11.64	175,304	6.00	N/A	N/A
Bank	339,363	11.62	175,257	6.00	233,676	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	318,131	10.89	131,478	4.50	N/A	N/A
Bank	339,363	11.62	131,443	4.50	189,861	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	340,130	9.37	145,191	4.00	N/A	N/A
Bank	339,363	9.36	145,103	4.00	181,378	5.00

(1)	Leverage ratio.

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

Cash Flow Hedging Instruments
As of June 30, 2016 and December 31, 2015, the Bancorp had two interest rate caps with a notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. In the fourth quarter of 2015, the Corporation entered into the interest rate cap contracts and paid a premium totaling $257 thousand to obtain the right to receive the difference between 3-month LIBOR and a 4.5% strike for both of the interest rate caps. The caps mature in 2020. Prior to December 31, 2015, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate risk associated with the junior subordinated debentures noted above. During 2015, both interest rate swaps contracts matured. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of June 30, 2016 and December 31, 2015, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $414.4 million and $302.1 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

At June 30, 2016 and December 31, 2015, the notional amounts of risk participation-out agreements were $38.6 million and $25.3 million, respectively. The notional amounts of risk participation-in agreements at both June 30, 2016 and December 31, 2015 were $21.5 million.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2016	Dec 31, 2015	Balance Sheet Location	Jun 30, 2016	Dec 31, 2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$44	$187	Other liabilities	$—	$—
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	2,966	1,220	Other liabilities	—	—
Commitments to sell mortgage loans	Other assets	—	—	Other liabilities	4,192	2,012
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	22,321	8,027	Other liabilities	—	—
Mirror swaps with counterparties	Other assets	—	—	Other liabilities	23,517	8,266
Risk participation agreements	Other assets	121	56	Other liabilities	140	69
Total		$25,452	$9,490		$27,849	$10,347

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
	Three months		Six months			Three months		Six months
Periods ended June 30,	2016	2015	2016	2015		2016	2015	2016	2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$—	$89	$—	$174	Interest Expense	$—	$—	$—	$—
Interest rate caps	(24)	—	(90)	—	Interest Expense	—	—	—	—
Total	($24)	$89	($90)	$174		$—	$—	$—	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months		Six months
Periods ended June 30,	Statement of Income Location	2016	2015	2016	2015
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	$501	($432)	$1,746	$139
Commitments to sell mortgage loans	Mortgage banking revenues	(1,174)	1,410	(2,180)	470
Customer related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	7,130	(1,365)	17,032	2,268
Mirror swaps with counterparties	Loan related derivative income	(6,526)	2,118	(15,777)	(718)
Risk participation agreements	Loan related derivative income	(96)	(36)	(102)	(188)
Total		($165)	$1,695	$719	$1,971

(10) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of June 30, 2016 and December 31, 2015, securities available for sale, certain residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession, certain residential real estate mortgage loans held for sale and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

Fair Value Option Election
GAAP allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has elected the fair value option for certain residential real estate mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the derivative loan sale contracts used to economically hedge them.

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $37.3 million and $33.2 million, respectively, at June 30, 2016 and December 31, 2015. The aggregate fair value of these loans as of the same dates was $38.6 million and $34.0 million, respectively. As of June 30, 2016 and December 31, 2015, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $1.2 million and $731 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of June 30, 2016 and December 31, 2015.

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

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2016	2015	2016	2015
Mortgage loans held for sale	$659	($910)	$495	($569)
Interest rate lock commitments	501	(432)	1,746	139
Commitments to sell mortgage loans	(1,174)	1,410	(2,180)	470
Total changes in fair value	($14)	$68	$61	$40

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at June 30, 2016 and December 31, 2015.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at June 30, 2016 and December 31, 2015.

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

Loan Servicing Rights
Loans sold with the retention of servicing result in the recognition of loan servicing rights. Loan servicing rights are included in other assets in the Consolidated Balance Sheets and are amortized as an offset to mortgage banking revenues over the estimated period of servicing. Loan servicing rights are evaluated quarterly for impairment based on their fair value. Impairment exists if the carrying value exceeds the estimated fair value. Impairment is measured on an aggregated basis by stratifying the loan servicing rights based on homogeneous characteristics such as note rate and loan type. The fair value is estimated using an independent valuation model that estimates the present value of expected cash flows, incorporating assumptions for discount rates and prepayment rates. Any impairment is recognized through a valuation allowance and as a reduction to mortgage banking revenues. Loan servicing rights are categorized as Level 3.

Property Acquired Through Foreclosure or Repossession
Property acquired through foreclosure or repossession included in other assets in the Consolidated Balance Sheets is adjusted to fair value less costs to sell upon transfer out of loans through a charge to allowance for loan losses. Subsequently, it is carried

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Derivatives
Interest rate swap and cap contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap and cap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of June 30, 2016 and December 31, 2015, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$72,823	$—	$72,823	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	276,264	—	276,264	—
Obligations of states and political subdivisions	26,157	—	26,157	—
Individual name issuer trust preferred debt securities	24,494	—	24,494	—
Corporate bonds	2,011	—	2,011	—
Mortgage loans held for sale	38,554	—	38,554	—
Derivative assets (1)	25,452	—	25,452	—
Total assets at fair value on a recurring basis	$465,755	$—	$465,755	$—
Liabilities:
Derivative liabilities (2)	$27,849	$—	$27,849	$—
Contingent consideration liability (3)	2,986	—	—	2,986
Total liabilities at fair value on a recurring basis	$30,835	$—	$27,849	$2,986

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

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the six months ended June 30, 2016 and 2015, there were no transfers in and/or out of Level 1, 2 or 3.

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at June 30, 2016, which were written down to fair value during the six months ended June 30, 2016:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$12,996	$—	$—	$12,996
Loan servicing rights	3,286	—	—	3,286
Property acquired through foreclosure or repossession	1,045	—	—	1,045
Total assets at fair value on a nonrecurring basis	$17,327	$—	$—	$17,327

The allowance for loan losses on collateral dependent impaired loans amounted to $857 thousand at June 30, 2016.

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
June 30, 2016
Collateral dependent impaired loans	$12,996	Appraisals of collateral	Discount for costs to sell	0% - 20% (6%)

Loan servicing rights	$3,286	Discounted Cash Flow	Discount rates	10% - 14% (11%)
			Prepayment rates	12% - 22% (16%)

Property acquired through foreclosure or repossession	$1,045	Appraisals of collateral	Discount for costs to sell	10% - 12% (11%)
			Appraisal adjustments (1)	6% - 32% (20%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2015
Collateral dependent impaired loans	$10,545	Appraisals of collateral	Discount for costs to sell	0% - 20% (2%)

Property acquired through foreclosure or repossession	$270	Appraisals of collateral	Discount for costs to sell	12%
			Appraisal adjustments (1)	32%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

(Dollars in thousands)
June 30, 2016	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$17,917	$18,595	$—	$18,595	$—
Loans, net of allowance for loan losses	3,055,058	3,078,244	—	—	3,078,244

Financial Liabilities:
Time deposits	$844,036	$848,525	$—	$848,525	$—
FHLBB advances	640,010	655,330	—	655,330	—
Junior subordinated debentures	22,681	15,877	—	15,877	—

(Dollars in thousands)
December 31, 2015	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$20,023	$20,516	$—	$20,516	$—
Loans, net of allowance for loan losses	2,986,058	3,004,782	—	—	3,004,782

Financial Liabilities:
Time deposits	$833,898	$834,574	$—	$834,574	$—
FHLBB advances	378,973	388,275	—	388,275	—
Junior subordinated debentures	22,681	16,468	—	16,468	—

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

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually. Prior to 2016, a single weighted-average discount rate was used to calculate interest and service cost components of net periodic benefit cost. For 2016, Washington Trust utilizes a "spot rate approach" in the calculation of interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of interest and service cost. This approach provides a more precise measurement of interest and service cost by improving the correlation between projected benefit cash flows and their corresponding spot rates. This change was made in conjunction with the annual evaluation of assumptions and did not affect the measurement of the Corporation’s defined benefit obligations at December 31, 2015. It is considered a change in accounting estimate and, accordingly, was accounted for prospectively starting in 2016.

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three months		Six months		Three months		Six months
Periods ended June 30,	2016	2015	2016	2015	2016	2015	2016	2015
Net Periodic Benefit Cost:
Service cost	$537	$614	$1,074	$1,229	$31	$19	$61	$39
Interest cost	644	732	1,288	1,464	108	123	216	245
Expected return on plan assets	(1,159)	(1,128)	(2,317)	(2,257)	—	—	—	—
Amortization of prior service (credit) cost	(5)	(5)	(11)	(11)	—	—	—	—
Recognized net actuarial loss	207	312	414	624	61	61	123	122
Net periodic benefit cost	$224	$525	$448	$1,049	$200	$203	$400	$406

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
Periods ended June 30,	2016	2015	2016	2015
Measurement date	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Discount rate	N/A	4.125%	N/A	3.90%
Equivalent single discount rate for benefit obligations	4.48%	N/A	4.19%	N/A
Equivalent single discount rate for service cost	4.63	N/A	4.59	N/A
Equivalent single discount rate for interest cost	3.88	N/A	3.44	N/A
Expected long-term return on plan assets	6.75	7.25	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(12) Share-Based Compensation Arrangements
During the six months ended June 30, 2016, the Corporation granted equity awards, which included performance share awards and nonvested share units.

The performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation. The performance share awards were valued at fair market value as of January 20, 2016 (the award date), or $36.11, and will be earned over a 3-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 142% of the target, or 51,618 shares.

The Corporation granted 8,400 nonvested share units to non-employee directors with 3-year cliff vesting. The nonvested share units were valued at fair market value as of May 10, 2016 (the award date), or $36.10.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2016	2015	2016	2015	2016	2015	2016	2015
Net interest income (expense)	$21,947	$21,212	($17)	($9)	$4,846	$4,825	$26,776	$26,028
Provision for loan losses	450	100	—	—	—	—	450	100
Net interest income (expense) after provision for loan losses	21,497	21,112	(17)	(9)	4,846	4,825	26,326	25,928
Noninterest income	5,290	5,588	9,481	8,912	1,143	761	15,914	15,261
Noninterest expenses:
Depreciation and amortization expense	697	638	470	299	57	51	1,224	988
Other noninterest expenses (1)	15,038	13,868	6,701	6,465	3,067	2,978	24,806	23,311
Total noninterest expenses	15,735	14,506	7,171	6,764	3,124	3,029	26,030	24,299
Income before income taxes	11,052	12,194	2,293	2,139	2,865	2,557	16,210	16,890
Income tax expense	3,767	3,993	871	838	515	556	5,153	5,387
Net income	$7,285	$8,201	$1,422	$1,301	$2,350	$2,001	$11,057	$11,503

Total assets at period end	$3,238,789	$3,058,410	$65,423	$53,236	$612,869	$532,831	$3,917,081	$3,644,477
Expenditures for long-lived assets	306	943	104	87	229	88	639	1,118

(1)	Other noninterest expenses for the Wealth Management Services segment includes $433 thousand of acquisition related expenses for the three months ended June 30, 2015.

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2016	2015	2016	2015	2016	2015	2016	2015
Net interest income (expense)	$44,554	$41,837	($35)	($23)	$9,992	$9,916	$54,511	$51,730
Provision for loan losses	950	100	—	—	—	—	950	100
Net interest income (expense) after provision for loan losses	43,604	41,737	(35)	(23)	9,992	9,916	53,561	51,630
Noninterest income	10,230	10,666	18,655	17,347	1,663	1,268	30,548	29,281
Noninterest expenses:
Depreciation and amortization expense	1,384	1,310	939	605	112	111	2,435	2,026
Other noninterest expenses (1)	29,029	27,454	13,500	12,380	6,516	5,970	49,045	45,804
Total noninterest expenses	30,413	28,764	14,439	12,985	6,628	6,081	51,480	47,830
Income before income taxes	23,421	23,639	4,181	4,339	5,027	5,103	32,629	33,081
Income tax expense	8,022	7,723	1,604	1,682	1,011	1,163	10,637	10,568
Net income	$15,399	$15,916	$2,577	$2,657	$4,016	$3,940	$21,992	$22,513

Total assets at period end	$3,238,789	$3,058,410	$65,423	$53,236	$612,869	$532,831	$3,917,081	$3,644,477
Expenditures for long-lived assets	1,325	2,010	188	201	303	133	1,816	2,344

(1)	Other noninterest expenses for the Wealth Management Services segment includes $433 thousand of acquisition related expenses for the six months ended June 30, 2015.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(14) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended June 30,	2016			2015
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Net change in fair value of securities available for sale	$2,187	$809	$1,378	($2,614)	($913)	($1,701)
Cash flow hedges:
Change in fair value of cash flow hedges	10	34	(24)	26	27	(1)
Net cash flow hedge losses reclassified into earnings (1)	—	—	—	141	51	90
Net change in fair value of cash flow hedges	10	34	(24)	167	78	89
Defined benefit plan obligation adjustment (2)	263	98	165	368	14	354
Total other comprehensive income (loss)	$2,460	$941	$1,519	($2,079)	($821)	($1,258)

(1)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(2)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

Six months ended June 30,	2016			2015
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Net change in fair value of securities available for sale	$2,765	$1,023	$1,742	($1,562)	($525)	($1,037)
Cash flow hedges:
Change in fair value of cash flow hedges	(114)	(24)	(90)	(6)	3	(9)
Net cash flow hedge losses reclassified into earnings (1)	—	—	—	286	103	183
Net change in fair value of cash flow hedges	(114)	(24)	(90)	280	106	174
Defined benefit plan obligation adjustment (2)	526	195	331	735	146	589
Total other comprehensive income (loss)	$3,177	$1,194	$1,983	($547)	($273)	($274)

(1)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(2)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2015	$1,051	($43)	($10,707)	($9,699)
Other comprehensive income (loss) before reclassifications	1,742	(90)	—	1,652
Amounts reclassified from accumulated other comprehensive income	—	—	331	331
Net other comprehensive income (loss)	1,742	(90)	331	1,983
Balance at June 30, 2016	$2,793	($133)	($10,376)	($7,716)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2014	$4,222	($287)	($12,744)	($8,809)
Other comprehensive loss before reclassifications	(1,037)	(9)	—	(1,046)
Amounts reclassified from accumulated other comprehensive income	—	183	589	772
Net other comprehensive (loss) income	(1,037)	174	589	(274)
Balance at June 30, 2015	$3,185	($113)	($12,155)	($9,083)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(15) Earnings Per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six months
Periods ended June 30,	2016	2015	2016	2015
Earnings per common share - basic:
Net income	$11,057	$11,503	$21,992	$22,513
Less dividends and undistributed earnings allocated to participating securities	(22)	(34)	(47)	(73)
Net income applicable to common shareholders	$11,035	$11,469	$21,945	$22,440
Weighted average common shares	17,067	16,811	17,045	16,785
Earnings per common share - basic	$0.65	$0.68	$1.29	$1.34
Earnings per common share - diluted:
Net income	$11,057	$11,503	$21,992	$22,513
Less dividends and undistributed earnings allocated to participating securities	(22)	(33)	(47)	(72)
Net income applicable to common shareholders	$11,035	$11,470	$21,945	$22,441
Weighted average common shares	17,067	16,811	17,045	16,785
Dilutive effect of common stock equivalents	127	178	140	192
Weighted average diluted common shares	17,194	16,989	17,185	16,977
Earnings per common share - diluted	$0.64	$0.68	$1.28	$1.32

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 69,025 and 27,169, respectively, for the three months ended June 30, 2016 and 2015. These amounts were 70,132 and 75,913, respectively for the six months ended June 30, 2016 and 2015.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Jun 30, 2016	Dec 31, 2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$358,423	$360,795
Home equity lines	221,235	219,427
Other loans	48,530	44,164
Standby letters of credit	5,706	5,629
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	92,574	49,712
Commitments to sell mortgage loans	129,901	87,498
Loan related derivative contracts:
Interest rate swaps with customers	414,368	302,142
Mirror swaps with counterparties	414,368	302,142
Risk participation-in agreements	21,474	21,474

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for 1 year. As of June 30, 2016 and December 31, 2015, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $5.7 million and $5.6 million, respectively. At June 30, 2016 and December 31, 2015, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and six months ended June 30, 2016 and 2015.

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

Leases
At June 30, 2016, the Corporation was committed to rent premises used in banking operations under non-cancellable operating leases. Rental expense under the operating leases amounted to $1.0 million and $2.0 million for the three and six months ended June 30, 2016, compared to $744 thousand and $1.5 million for the same periods in 2015. The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
July 1, 2016 to December 31, 2016	$1,739
2017	3,345
2018	3,023
2019	2,751
2020	2,138
2021 and thereafter	27,274
Total minimum lease payments	$40,270

Lease expiration dates range from 3 months to 25 years, with renewal options on certain leases of 6 months to 25 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the full-year ended December 31, 2016 or any future period.

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

We continued to leverage our strong, statewide brand to build market share in Rhode Island and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. We opened a new full-service branch in Providence, Rhode Island, in January 2016 and expect to open another full-service branch in Coventry, Rhode Island, in 2017. In July 2016, we also opened a new residential mortgage lending office in Wellesley, Massachusetts.

Composition of Earnings
Net income for the second quarter of 2016 amounted to $11.1 million, or $0.64 per diluted share, compared to $11.5 million, or $0.68 per diluted share, reported for the second quarter of 2015. The returns on average equity and average assets for the second quarter of 2016 were 11.50% and 1.14%, respectively, compared to 12.88% and 1.27%, respectively, for the same quarter in 2015.

For the six months ended June 30, 2016, net income totaled $22.0 million, or $1.28 per diluted share, compared to $22.5 million, or $1.32 per diluted share, reported for the second quarter of 2015. The returns on average equity and average assets for the six months ended June 30, 2016, were 11.50% and 1.15%, respectively, compared to 12.71% and 1.25%, respectively for the same period in 2015.

Results for the six months ended 2016 included the following transactions, which decreased diluted earnings per share by $0.01:

•
In June 2016, the Corporation received life insurance proceeds, resulting in a non-taxable gain of $589 thousand, or $0.03 per diluted share, which is included in income from bank-owned life insurance (“BOLI”).

•
In the second quarter of 2016, the Corporation incurred $425 thousand, after-tax $268 thousand, or $0.02 per diluted share, of severance costs, which are classified in salaries and employee benefits expense.

•
In March 2016, the Corporation incurred debt prepayment penalty expense of $431 thousand, after tax $272 thousand, or $0.02 per diluted share. See additional discussion regarding debt prepayment penalty expense in the “Borrowings” section under the caption “Sources of Funds and Other Liabilities.”

Results for the six months ended 2015 included the following transactions, which decreased diluted earnings per share by $0.01:

•
In the second quarter of 2015, the Corporation received a settlement payment for a trust preferred debt security previously held by Washington Trust, totaling $255 thousand, after-tax $161 thousand, or $0.01 per diluted share.

•	The Corporation incurred acquisition related expenses totaling $433 thousand, after-tax $403 thousand, or $0.02 per diluted share in the second quarter of 2015.

Net interest income for the three and six months ended June 30, 2016 amounted to $26.8 million and $54.5 million, respectively, up by 3% and 5%, respectively, from the comparable period in 2015. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) for the three and six months ended June 30, 2016 was 3.05% and 3.15%, respectively, compared to 3.15% and 3.16%, respectively, for the comparable 2015 periods. Loan prepayment fees and certain other fees that are included in net interest income amounted to $115 thousand and $1.2 million, respectively, for the three and six months ended June 30, 2016, compared to $572 thousand and $913 thousand, respectively, for the same periods in 2015. Excluding these fees from each period, the net interest margin was 3.04% and 3.08%, respectively, for the three and six months ended June 30, 2016, compared to 3.08% and 3.11%, respectively, for the same periods in 2015.

The loan loss provision charged to earnings for the three and six months ended June 30, 2016 amounted to $450 thousand and $950 thousand, respectively, compared to a loan loss provision of $100 thousand recognized for both the three and six months ended June 30, 2015. The level of provision reflects management’s assessment of loss exposure, as well as loss allocations commensurate with growth in loan portfolio balances.

Wealth management revenues for the three and six months ended June 30, 2016 totaled $9.5 million and $18.7 million, respectively, up by 6% and 8%, respectively, from the same periods in 2015, reflecting an increase in asset-based revenues due to the acquisition of Halsey on August 1, 2015.

Mortgage banking revenues, which includes gains and commissions on loan sales and mortgage servicing fee income, amounted to $2.7 million and $4.9 million, respectively, for the three and six months ended June 30, 2016, down by 1% and 8%, respectively, from the same periods in 2015, due to lower levels of residential mortgage loan sales.

Salaries and employee benefit costs, the largest component of noninterest expense, totaled $17.4 million and $33.8 million, respectively, for the three and six months ended June 30, 2016, up by 12% and 9%, respectively, from the same periods in 2015. A portion of these increases were attributable to the acquisition of Halsey and employee severance costs.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, including activity related to the investment securities portfolio, wholesale funding matters and administrative units are considered Corporate.  The Corporate unit also includes income from BOLI and the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 13 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment reported net income of $7.3 million and $15.4 million, respectively, for the three and six months ended June 30, 2016, compared to $8.2 million and $15.9 million, respectively, for the same periods in 2015. Net interest income for this operating segment for the three and six months ended June 30, 2016, increased by $735 thousand and $2.7 million, respectively, from the same periods in 2015, primarily due to a favorable shift in the mix of deposits to lower cost categories and wider spreads in the funds transfer pricing allocation with the Corporate unit. The loan loss provision charged to earnings amounted to $450 thousand and $950 thousand, respectively, for the three and six months ended June 30, 2016, compared to $100 thousand for both the three and six months ended June 30, 2015. Noninterest income derived from the Commercial Banking segment totaled $5.3 million and $10.2 million, respectively, for the three and six months ended June 30, 2016, down by $298 thousand and $436 thousand, respectively, from the comparable periods in 2015, reflecting lower mortgage banking revenues and loan related derivative income. Commercial Banking noninterest expenses for the three and six months ended June 30, 2016 were up by $1.2 million and $1.6 million, respectively, from the same periods in 2015, largely due to increases in salaries and benefit costs.

The Wealth Management Services segment reported net income of $1.4 million and $2.6 million, respectively, for the three and six months ended June 30, 2016, compared to $1.3 million and $2.7 million, respectively, for the same periods in 2015. Noninterest income derived from the Wealth Management Services segment was $9.5 million and $18.7 million, respectively, for the three and six months ended June 30, 2016, up by $569 thousand and $1.3 million compared to the same periods in 2015. These increases were largely due to the acquisition of Halsey on August 1, 2015. Noninterest expenses for the Wealth Management Services segment totaled $7.2 million and $14.4 million, respectively, for the three and six months ended June 30, 2016, up by $407 thousand and $1.5 million, respectively, from the same periods in 2015. These increases were largely due to the acquisition of Halsey.

Net income attributed to the Corporate unit amounted to $2.4 million and $4.0 million, respectively, for the three and six months ended June 30, 2016, compared to $2.0 million and $3.9 million, respectively, for the same periods in 2015. Net interest income for the Corporate unit for the three and six months ended June 30, 2016 was up modestly compared to the same periods in 2015. Noninterest income for the Corporate unit for the three and six months ended June 30, 2016, was $1.1 million and $1.7 million, respectively, up by $382 thousand and $395 thousand, respectively, from the comparable 2015 periods. Included in the 2015 periods was a $255 thousand settlement received for a trust preferred debt security previously held by Washington Trust, which was recognized in other income. The 2016 periods included nontaxable income of $589 thousand associated with the receipt of BOLI proceeds in the second quarter of 2016. Noninterest expenses for the Corporate unit for the three and six months ended June 30, 2016 were up by $95 thousand and $547 thousand, respectively, from the same periods in 2015. The year-to-date increase was largely due to debt prepayment penalty expense incurred in the first quarter of 2016. See additional discussion regarding debt prepayment penalty expense in the “Borrowings” section under the caption “Sources of Funds and Other Liabilities.”

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

FTE net interest income for the three and six months ended June 30, 2016 amounted to $27.5 million and $56.0 million, respectively, up from $26.7 million and $53.1 million, respectively, for the same periods in 2015. The net interest margin was 3.05% and 3.15%, respectively, for the three and six months ended June 30, 2016, compared to 3.15% and 3.16%, respectively, for the same periods a year ago. Loan prepayment fees and certain other fees of $115 thousand and $1.2 million, respectively, were recognized in the three and six months ended June 30, 2016, compared to $572 thousand and $913 thousand, respectively, for the same periods in 2015. Excluding these amounts from each period, net interest income for the three and six months ended June 30, 2016 increased by $1.2 million and $2.5 million, respectively, and net interest margin declined by 4 basis points and 3 basis points, respectively.

Average interest-earning assets for three and six months ended June 30, 2016 were up by 7% and 6%, respectively, from the average balances for the same periods in 2015, largely due to loan growth. The yield on average interest-earning assets for the three and six months ended June 30, 2016 was 3.65% and 3.75%, respectively, compared to 3.80% and 3.82%, respectively for the same periods in 2015. Excluding the impact of loan prepayment fee income and certain other fees in both periods, the yield on average interest-earning assets was 3.64% and 3.68%, respectively, for the three and six months ended June 30, 2016, compared to 3.73% and 3.77%, respectively, for the same periods in 2015. While yields on prime-based and short-term LIBOR-based loans benefited from the increase in the short-term borrowing rate announced by the Federal Reserve in December 2015, the impact of a sustained low interest rate environment has generally resulted in lower asset yields.

Total average loans for the three and six months ended June 30, 2016 increased by $157.9 million and $144.6 million, respectively, from the average balances for the comparable 2015 periods, primarily due to growth in average commercial real estate loan balances.  The yield on total loans for the three and six months ended June 30, 2016 was 3.86% and 3.95%, respectively, down by 13 basis points and 5 basis points, respectively, from the same periods in 2015. Excluding the impact of loan prepayment fee income and certain other fees, the yield on total loans for the three and six months ended June 30, 2016 was 3.84% and 3.87%, down by 7 basis points from the three and six months ended June 30, 2015. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, yields on total loans may continue to decline.

Total average securities for the three and six months ended June 30, 2016 increased by $63.4 million and $44.3 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on securities for the three and six months ended June 30, 2016 decreased by 35 basis points and 32 basis points, respectively, from the comparable periods in 2015, due to runoff of higher yielding securities combined with purchases of lower yielding securities.

Average interest-bearing liabilities for the three and six months ended June 30, 2016 increased by $174.8 million and $143.3 million, respectively, from the average balances for the same periods in 2015, largely reflecting increases in average FHLBB advances and decreases in average money market account balances. The cost of funds for the three and six months ended June 30, 2016 declined by 5 basis points and 6 basis points, respectively, from the comparable 2015 periods, largely due to a decline in the rate paid on money market accounts and FHLBB advances. See additional discussion under the caption “Sources of Funds and Other Liabilities.”

The average balance of FHLBB advances for the three and six months ended June 30, 2016 increased by $196.2 million and $122.3 million, respectively, compared to the average balances for the same periods in 2015. The average rate paid on such advances for the three and six months ended June 30, 2016 was 1.58% and 1.73%, compared to 1.94% and 1.92%, respectively, for the same periods in 2015.

Total average interest-bearing deposits for the three months ended June 30, 2016 decreased by $21.4 million from the average balance for the same period in 2015, while on a year-to-date basis, average interest-bearing deposits increased by $21.0 million from the average balance for the six months ended June 30, 2015. Included in total average interest-bearing deposits for the three and six months ended June 30, 2016 were $302.7 million and $299.8 million, respectively, of out-of-market wholesale brokered time certificates of deposit, compared to $285.8 million and $290.2 million, respectively, for the same periods in 2015. The average rate paid on wholesale brokered time deposits for the three and six months ended June 30, 2016 increased by 14 basis points and 12 basis points, respectively, compared to the same periods in 2015.

Excluding wholesale brokered time deposits, average in-market interest-bearing deposits for the three months ended June 30, 2016 decreased by $38.3 million from the average balance for the same period in 2015, largely due to decreases in average money market account balances. On a year-to-date basis, average in-market interest-bearing deposits increased by $11.5 million from the average balance for the six months ended June 30, 2015. The average rate paid on in-market interest-bearing deposits for the three and six months ended June 30, 2016 decreased by 3 basis points and 5 basis points, respectively, compared to the same periods in 2015, largely due to lower rates on money market accounts.

The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2016 increased by $32.4 million and $32.6 million, respectively, from the average balances for the same periods in 2015.

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

Three months ended June 30,	2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$1,019,290	$8,992	3.55	$873,212	$7,779	3.57
Construction & development	117,204	985	3.38	99,435	773	3.12
Commercial & industrial	591,893	6,408	4.35	601,536	7,378	4.92
Total commercial loans	1,728,387	16,385	3.81	1,574,183	15,930	4.06
Residential real estate loans, including mortgage loans held for sale	1,024,653	9,980	3.92	1,025,029	10,102	3.95
Consumer loans	342,866	3,311	3.88	338,809	3,183	3.77
Total loans	3,095,906	29,676	3.86	2,938,021	29,215	3.99
Cash, federal funds sold and short-term investments	69,839	70	0.40	63,858	29	0.18
FHLBB stock	31,723	231	2.93	37,730	164	1.74

Taxable debt securities	396,428	2,487	2.52	320,643	2,176	2.72
Nontaxable debt securities	28,531	433	6.10	40,886	627	6.15
Total securities	424,959	2,920	2.76	361,529	2,803	3.11
Total interest-earning assets	3,622,427	32,897	3.65	3,401,138	32,211	3.80
Noninterest-earning assets	247,081			221,577
Total assets	$3,869,508			$3,622,715
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$42,952	$7	0.07	$38,129	$3	0.03
NOW accounts	403,136	53	0.05	363,434	53	0.06
Money market accounts	710,075	459	0.26	820,887	941	0.46
Savings accounts	338,504	49	0.06	298,286	50	0.07
Time deposits (in-market)	542,621	1,345	1.00	554,839	1,390	1.00
Wholesale brokered time deposits	302,707	1,068	1.42	285,844	911	1.28
FHLBB advances	587,395	2,313	1.58	391,152	1,891	1.94
Junior subordinated debentures	22,681	119	2.11	22,681	241	4.26
Other	66	1	6.09	116	2	6.92
Total interest-bearing liabilities	2,950,137	5,414	0.74	2,775,368	5,482	0.79
Non-interest bearing demand deposits	473,731			441,355
Other liabilities	60,923			48,627
Shareholders’ equity	384,717			357,365
Total liabilities and shareholders’ equity	$3,869,508			$3,622,715
Net interest income		$27,483			$26,729
Interest rate spread			2.91			3.01
Net interest margin			3.05			3.15

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2016	2015
Commercial loans	$554	$476
Nontaxable debt securities	153	225
Total	$707	$701

Six months ended June 30,	2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$976,619	$17,207	3.54	$862,638	$15,496	3.62
Construction & development	123,209	2,093	3.42	91,911	1,439	3.16
Commercial & industrial	598,203	14,089	4.74	604,984	14,307	4.77
Commercial loans	1,698,031	33,389	3.95	1,559,533	31,242	4.04
Residential real estate loans, including mortgage loans held for sale	1,027,956	20,135	3.94	1,027,509	20,416	4.01
Consumer loans	343,193	6,704	3.93	337,578	6,351	3.79
Total loans	3,069,180	60,228	3.95	2,924,620	58,009	4.00
Cash, federal funds sold and short-term investments	69,164	134	0.39	57,492	54	0.19
FHLBB stock	28,660	441	3.09	37,730	329	1.76

Taxable debt securities	377,744	4,857	2.59	321,602	4,435	2.78
Nontaxable debt securities	30,922	940	6.11	42,762	1,291	6.09
Total securities	408,666	5,797	2.85	364,364	5,726	3.17
Total interest-earning assets	3,575,670	66,600	3.75	3,384,206	64,118	3.82
Noninterest-earning assets	243,597			221,686
Total assets	$3,819,267			$3,605,892
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$46,828	$20	0.09	$37,991	$11	0.06
NOW accounts	394,812	110	0.06	346,605	100	0.06
Money market accounts	748,354	975	0.26	810,519	1,825	0.45
Savings accounts	333,339	96	0.06	296,117	96	0.07
Time deposits (in-market)	540,328	2,659	0.99	560,917	2,859	1.03
Wholesale brokered time deposits	299,754	2,089	1.40	290,230	1,846	1.28
FHLBB advances	520,207	4,465	1.73	397,925	3,793	1.92
Junior subordinated debentures	22,681	231	2.05	22,681	482	4.29
Other	73	3	8.26	122	5	8.26
Total interest-bearing liabilities	2,906,376	10,648	0.74	2,763,107	11,017	0.80
Demand deposits	472,757			440,136
Other liabilities	57,605			48,342
Shareholders’ equity	382,529			354,307
Total liabilities and shareholders’ equity	$3,819,267			$3,605,892
Net interest income		$55,952			$53,101
Interest rate spread			3.01			3.02
Net interest margin			3.15			3.16

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2016	2015
Commercial loans	$1,108	$917
Nontaxable debt securities	333	454
Total	$1,441	$1,371

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months			Six months
	June 30, 2016 vs. 2015			June 30, 2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial mortgages	$1,279	($66)	$1,213	$2,016	($305)	$1,711
Construction & development	146	66	212	523	131	654
Commercial & industrial	(116)	(854)	(970)	(166)	(52)	(218)
Total commercial loans	1,309	(854)	455	2,373	(226)	2,147
Residential real estate loans, including mortgage loans held for sale	(4)	(118)	(122)	9	(290)	(281)
Consumer loans	40	88	128	104	249	353
Cash, federal funds sold and other short-term investments	3	38	41	13	67	80
FHLBB stock	(30)	97	67	(93)	205	112
Taxable debt securities	486	(175)	311	730	(308)	422
Nontaxable debt securities	(187)	(7)	(194)	(359)	8	(351)
Total interest income	1,617	(931)	686	2,777	(295)	2,482
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	—	4	4	3	6	9
NOW accounts	7	(7)	—	10	—	10
Money market accounts	(114)	(368)	(482)	(131)	(719)	(850)
Savings accounts	7	(8)	(1)	14	(14)	—
Time deposits (in-market)	(40)	(5)	(45)	(101)	(99)	(200)
Wholesale brokered time deposits	56	101	157	62	181	243
FHLBB advances	824	(402)	422	1,068	(396)	672
Junior subordinated debentures	—	(122)	(122)	—	(251)	(251)
Other	(1)	—	(1)	(2)	—	(2)
Total interest expense	739	(807)	(68)	923	(1,292)	(369)
Net interest income	$878	($124)	$754	$1,854	$997	$2,851

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

The provision for loan losses charged to earnings amounted to $450 thousand and $950 thousand, respectively, for the three and six months ended June 30, 2016, compared to a loan loss provision of $100 thousand recognized for both the three and six months ended June 30, 2015. The loan loss provision was based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with growth in the loan portfolio.

For the three and six months ended June 30, 2016, net charge-offs totaled $761 thousand and $2.2 million, respectively. These amounts included a $737 thousand charge-off recognized in the second quarter of 2016 on one commercial and industrial loan and a $1.2 million charge-off recognized on one commercial mortgage relationship recognized in the first quarter of 2016. Net-charge offs for the same periods in 2015 were $323 thousand and $536 thousand, respectively.

The allowance for loan losses was $25.8 million, or 0.84% of total loans, at June 30, 2016, compared to $27.1 million, or 0.90% of total loans, at December 31, 2015. The ratio of allowance for loan losses to total loans includes the impact of loan charge-offs for which loss exposure had been allocated prior to 2016. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2016	2015	$	%	2016	2015	$	%
Noninterest income:
Wealth management revenues	$9,481	$8,912	$569	6%	$18,655	$17,347	$1,308	8%
Mortgage banking revenues	2,710	2,741	(31)	(1)	4,908	5,329	(421)	(8)
Service charges on deposit accounts	935	973	(38)	(4)	1,842	1,908	(66)	(3)
Card interchange fees	860	826	34	4	1,657	1,540	117	8
Income from bank-owned life insurance	1,090	492	598	122	1,589	982	607	62
Loan related derivative income	508	717	(209)	(29)	1,153	1,362	(209)	(15)
Equity in earnings (losses) of unconsolidated subsidiaries	(89)	(69)	(20)	(29)	(177)	(155)	(22)	(14)
Other income	419	669	(250)	(37)	921	968	(47)	(5)
Total noninterest income	$15,914	$15,261	$653	4%	$30,548	$29,281	$1,267	4%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2016	2015	$	%	2016	2015	$	%
Wealth management revenues:
Trust and investment management fees	$8,195	$7,238	$957	13%	$16,260	$14,380	$1,880	13%
Mutual fund fees	812	1,032	(220)	(21)	1,655	2,068	(413)	(20)
Asset-based revenues	9,007	8,270	737	9	17,915	16,448	1,467	9
Transaction-based revenues	474	642	(168)	(26)	740	899	(159)	(18)
Total wealth management revenues	$9,481	$8,912	$569	6%	$18,655	$17,347	$1,308	8%

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2016	2015	2016	2015
Wealth management assets under administration:
Balance at the beginning of period	$5,878,967	$5,159,663	$5,844,636	$5,069,966
Net investment appreciation & income	71,447	(13,932)	93,835	66,940
Net client asset flows	(45,395)	65,817	(33,452)	74,642
Balance at the end of period	$5,905,019	$5,211,548	$5,905,019	$5,211,548

Wealth management revenues for the three and six months ended June 30, 2016 were $9.5 million and $18.7 million, respectively, up by 6% and 8%, respectively, from the same periods in 2015, due to increases in asset-based revenues. Included in the three and six months ended June 30, 2016 were asset-based revenues of $978 thousand and $1.9 million, respectively, generated by Halsey, which was acquired on August 1, 2015. Asset-based revenues for the three and six months ended June 30, 2016, excluding those generated by Halsey, declined by $241 thousand and $471 thousand, respectively, from the same periods in 2015. Assets under administration amounted to $5.9 billion at June 30, 2016, up by $693.5 million, or 13%, from a year ago. Excluding Halsey’s assets under management, total wealth management assets under administration declined by 3% in the last twelve months reflecting declines in the financial markets and client asset outflows.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Mortgage banking revenues totaled $2.7 million and $4.9 million, respectively, for the three and six months ended June 30, 2016, down by $31 thousand and $421 thousand, respectively, compared to the same periods in 2015. For the three and six months ended June 30, 2016, residential mortgages sold to the secondary market, including brokered loans, totaled $139.0 million and $245.0 million, respectively, compared to $143.2 million and $271.1 million, respectively, for the same periods in 2015.

Income from BOLI for the three and six months ended June 30, 2016 totaled $1.1 million and $1.6 million, respectively, up by $598 thousand and $607 thousand, respectively, compared to the same periods in 2015. The increase was due to a $589 thousand gain that was recognized in the second quarter of 2016 resulting from the receipt of tax-exempt life insurance proceeds.

Loan related derivative income for the three and six months ended June 30, 2016 totaled $508 thousand and $1.2 million, respectively, compared to $717 thousand and $1.4 million, respectively, for the same periods in 2015. The decrease reflected negative market value adjustments on loan related derivatives, primarily caused by a reduction in longer-term interest rates since the end of 2015. The negative market value adjustments were partially offset by increased transactional volume of loan related interest rate swaps.

Other income amounted to $419 thousand and $921 thousand, respectively, for the three and six months ended June 30, 2016, down by $250 thousand and $47 thousand, respectively, compared to the same periods in 2015. Included in other income in 2016 was a net gain of $135 thousand recognized in the first quarter on the sale of a nonaccrual residential mortgage. Other income in 2015 included a settlement payment of $255 thousand received in the second quarter for a trust preferred debt security previously held by Washington Trust. Excluding these amounts in both periods, other income for the three and six months ended June 30, 2016 was up by $5 thousand and $73 thousand, respectively, compared to the same periods in 2015.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2016	2015	$	%	2016	2015	$	%
Noninterest expenses:
Salaries and employee benefits	$17,405	$15,506	$1,899	12%	$33,785	$31,000	$2,785	9%
Net occupancy	1,803	1,669	134	8	3,610	3,555	55	2
Equipment	1,503	1,376	127	9	3,004	2,716	288	11
Outsourced services	1,294	1,277	17	1	2,657	2,524	133	5
Legal, audit and professional fees	662	610	52	9	1,291	1,286	5	—
FDIC deposit insurance costs	491	436	55	13	984	909	75	8
Advertising and promotion	420	578	(158)	(27)	685	845	(160)	(19)
Amortization of intangibles	322	156	166	106	645	311	334	107
Debt prepayment penalties	—	—	—	—	431	—	431	—
Acquisition related expenses	—	433	(433)	(100)	—	433	(433)	(100)
Other	2,130	2,258	(128)	(6)	4,388	4,251	137	3
Total noninterest expense	$26,030	$24,299	$1,731	7%	$51,480	$47,830	$3,650	8%

Noninterest Expense Analysis
For the three and six months ended June 30, 2016, salaries and employee benefit costs totaled $17.4 million and $33.8 million, respectively, up by $1.9 million, or 12%, and $2.8 million, or 9%, respectively, compared to the same periods in 2015. Excluding costs attributable to Halsey, which was acquired on August 1, 2015, and severance costs of $425 thousand incurred in the second quarter of 2016, total salaries and employee benefit costs were up by $1.1 million, or 7%, and $1.7 million, or 5%, respectively. These increases were concentrated in our wealth management division and mortgage banking business line.

Amortization of intangibles amounted to $322 thousand and $645 thousand, respectively, for three and six months ended June 30, 2016, up by $166 thousand and $334 thousand, respectively, from the same periods in 2015, due to the amortization of intangible assets associated with the acquisition of Halsey in August 2015.

Prepayment of FHLBB advances in March 2016 resulted in the recognition of $431 thousand of debt prepayment penalty expense in the first quarter of 2016. There was no such expense in the second quarter of 2016 and in 2015. See additional discussion under the caption “Sources of Funds and Other Liabilities.”

Acquisition related expenses for both the three and six months ended June 30, 2015 amounted to $433 thousand associated with the acquisition of Halsey in August 2015. There were no such expenses for the three and six months ended June 30, 2016.

Income Taxes
Income tax expense amounted to $5.2 million and $10.6 million, respectively, for the three and six months ended June 30, 2016, compared to $5.4 million and $10.6 million, respectively, for the same periods in 2015. The Corporation’s effective tax rate was 31.8% and 32.6%, respectively, for the three and six months ended June 30, 2016, compared to 31.9% for both the three and six months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 includes the impact of the non-taxable gain related to the receipt of BOLI proceeds. The overall increase in the effective tax rate for the six months ended June 30, 2016 as compared to the same period in 2015 reflects a higher proportion of taxable income to pre-tax book income.

Financial Condition
Summary
Total assets amounted to $3.9 billion at June 30, 2016, up by $145.5 million, or 4%, from the end of 2015, largely reflecting growth in the commercial real estate portfolio and additions to the investment securities portfolio.

Nonperforming assets as a percentage of total assets amounted to 0.48% and 0.58%, respectively, at June 30, 2016 and December 31, 2015. Past due loans as a percentage of total loans amounted to 0.56% and 0.58%, respectively, at June 30, 2016 and December 31, 2015.

In 2016, total deposits decreased by $144.9 million, or 5%, reflecting money market account and demand deposit outflows. FHLBB advances amounted to $640.0 million, up by $261.0 million, or 69%, from December 31, 2015.

Shareholders’ equity totaled $388.3 million at June 30, 2016, up by $12.9 million from the balance at the end of 2015.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 12.43% at June 30, 2016, compared to 12.58% at December 31, 2015. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2016 and December 31, 2015, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$72,823	18%	$77,015	21%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	276,264	68	234,856	61
Obligations of states and political subdivisions	26,157	7	36,080	10
Individual name issuer trust preferred debt securities	24,494	6	25,138	7
Corporate bonds	2,011	1	1,955	1
Total securities available for sale	$401,749	100%	$375,044	100%

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$17,917	100%	$20,023	100%
Total securities held to maturity	$17,917	100%	$20,023	100%

As of June 30, 2016, the securities portfolio totaled $419.7 million, or 11% of total assets, compared to $395.1 million, or 10% or total assets, as of December 31, 2015. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises. The securities portfolio increased by $24.6 million, or 6%, in 2016. See additional disclosure regarding investment activities in the Corporation’s Consolidated Statements of Cash Flows.

At June 30, 2016 and December 31, 2015, the net unrealized gain position on securities available for sale and held to maturity amounted to $5.1 million and $2.2 million, respectively, and included gross unrealized losses of $5.4 million and $5.5 million, respectively.  These gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

Obligations of States and Political Subdivisions
The carrying amount of obligations of states and political subdivisions included in our securities portfolio at June 30, 2016 totaled $26.2 million. The following table presents obligations of states and political subdivisions by geographic location:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
New Jersey	$16,600	$216	$—	$16,816
New York	3,281	44	—	3,325
Pennsylvania	1,963	14	—	1,977
Arizona	1,290	—	—	1,290
Other	2,710	39	—	2,749
Total	$25,844	$313	$—	$26,157

The following table presents obligations of states and political subdivisions by category:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
General obligations	$23,531	$285	$—	$23,816
Revenue obligations (1)	2,313	28	—	2,341
Total	$25,844	$313	$—	$26,157

(1)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of 7 individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	June 30, 2016				Credit Ratings
					June 30, 2016		Form 10-Q Filing Date
Named Issuer (parent holding company)	(i)	Amortized Cost	Fair Value	Unrealized Losses	Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,783	$7,780	($2,003)	Baa2	BBB-	Baa2	BBB-
Bank of America Corporation	2	4,806	3,998	(808)	Ba1 (ii)	BB+ (ii)	Ba1 (ii)	BB+ (ii)
Wells Fargo & Company	2	5,157	4,423	(734)	A1/Baa1	BBB+/BBB	A1/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,177	3,329	(848)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,987	1,740	(247)	A3	BBB+	A3	BBB+
State Street Corporation	1	1,979	1,705	(274)	A3	BBB	A3	BBB
Huntington Bancshares Incorporated	1	1,944	1,519	(425)	Baa2	BB (ii)	Baa2	BB (ii)
Totals	10	$29,833	$24,494	($5,339)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between June 30, 2016 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

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

Loans
Total loans amounted to $3.1 billion at June 30, 2016, up by $67.8 million, or 2%, from the end of 2015, reflecting growth in the commercial real estate loan portfolio.

Commercial Loans
The commercial loan portfolio represented 56% of total loans at June 30, 2016. In making commercial loans, we may occasionally solicit the participation of other banks. Washington Trust also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Commercial loans fall into two major categories, commercial real estate and commercial and industrial loans. Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loans is also collateralized by real estate.  Commercial and industrial loans also include tax exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans
Commercial real estate loans amounted to $1.2 billion at June 30, 2016, up by $102.3 million, or 10%, from the balance at December 31, 2015. The growth in commercial real estate loans was in large part due to business cultivation efforts with new and existing borrowers, with an emphasis on larger loan balances to borrowers or groups of related borrowers. Included in the end of period commercial real estate amounts were construction and development loans of $81.8 million and $122.3 million, respectively, at June 30, 2016 and December 31, 2015.

At June 30, 2016, shared national credit balances outstanding included in the commercial real estate loan portfolio totaled $20.9 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

Commercial real estate loans are secured by a variety of property types, with approximately 90% of the total at June 30, 2016 composed of office buildings, retail facilities, multi-family dwellings, commercial mixed use, lodging, healthcare facilities and industrial and warehouse properties. The average loan balance outstanding in the portfolio was $2.2 million and the largest individual commercial real estate loan outstanding was $27.1 million as of June 30, 2016.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,073,506	93%	$959,883	91%
New York, New Jersey, Pennsylvania	69,872	6	80,989	8
New Hampshire	13,181	1	13,377	1
Total	$1,156,559	100%	$1,054,249	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $575.7 million at June 30, 2016, down by $24.6 million from the balance at December 31, 2015.

At June 30, 2016, shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $67.1 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

The commercial and industrial loan portfolio includes loans to a variety of business types.  Approximately 95% of the total is composed of health care/social assistance, owner occupied and other real estate, manufacturing, retail trade, professional, scientific and technical, transportation and warehousing, entertainment and recreation, finance and insurance, public administration, educational and other services, wholesale trade, accommodation and food services and construction businesses. The average loan balance outstanding in the portfolio was $450 thousand and the largest individual commercial and industrial loan outstanding was $21.3 million as of June 30, 2016.

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

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2016	2015	2016	2015
Originations for retention in portfolio	$54,080	$65,134	$101,626	$119,809
Originations for sale to the secondary market (1)	154,043	134,360	244,501	263,356
Total	$208,123	$199,494	$346,127	$383,165

(1)	Also includes loans originated in a broker capacity.

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2016	2015	2016	2015
Loans sold with servicing rights retained	$45,804	$32,693	$72,258	$79,949
Loans sold with servicing rights released (1)	93,239	110,484	172,746	191,125
Total	$139,043	$143,177	$245,004	$271,074

(1)	Also includes loans originated in a broker capacity.

Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.3 million at both June 30, 2016 and December 31, 2015. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $488.6 million and $458.6 million, respectively, as of June 30, 2016 and December 31, 2015.

Residential real estate loans held in portfolio amounted to $1.0 billion at June 30, 2016, down by $8.5 million, or 1%, from the balance at December 31, 2015. Included in the residential real estate loan portfolio were purchased residential mortgage balances totaling $41.5 million and $27.5 million, respectively, as of June 30, 2016 and December 31, 2015. In the second quarter of 2016, the Corporation purchased $16.1 million of residential mortgages. These loans were individually evaluated to Washington Trust’s underwriting standards and are predominantly secured by properties located in Massachusetts.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$989,085	98.5%	$995,743	98.2%
New Hampshire, Vermont	9,500	0.9	10,186	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	3,434	0.3	4,163	0.4
Ohio	1,132	0.1	1,557	0.2
Other	1,885	0.2	1,906	0.2
Total	$1,005,036	100.0%	$1,013,555	100.0%

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft.

The consumer loan portfolio totaled $343.6 million at June 30, 2016, down by $1.4 million from December 31, 2015. Home equity lines and home equity loans represented 87% of the total consumer portfolio at June 30, 2016. The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $30.5 million and $34.5 million, respectively, at June 30, 2016 and December 31, 2015.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Jun 30, 2016	Dec 31, 2015
Nonaccrual loans:
Commercial mortgages	$4,054	$5,711
Commercial construction & development	—	—
Commercial & industrial	1,204	3,018
Residential real estate mortgages	10,409	10,666
Consumer	1,581	1,652
Total nonaccrual loans	17,248	21,047
Property acquired through foreclosure or repossession, net	1,515	716
Total nonperforming assets	$18,763	$21,763

Nonperforming assets to total assets	0.48%	0.58%
Nonperforming loans to total loans	0.56%	0.70%
Total past due loans to total loans	0.56%	0.58%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets totaled $18.8 million, or 0.48% of total assets, at June 30, 2016, down from $21.8 million, or 0.58% of total assets, at December 31, 2015.

Property acquired through foreclosure or repossession amounted to $1.5 million at June 30, 2016 and consisted of 2 residential properties and 2 commercial properties.

Nonaccrual Loans
During the six months ended June 30, 2016, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2016.

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2016				December 31, 2015
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$4,054	$—	$4,054	0.38%	$4,504	$1,207	$5,711	0.61%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	1,197	7	1,204	0.21	48	2,970	3,018	0.50
Residential real estate mortgages	3,927	6,482	10,409	1.04	3,294	7,372	10,666	1.05
Consumer	444	1,137	1,581	0.46	740	912	1,652	0.48
Total nonaccrual loans	$9,622	$7,626	$17,248	0.56%	$8,586	$12,461	$21,047	0.70%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of June 30, 2016, the composition of nonaccrual loans was 30% commercial and 70% residential and consumer, compared to 41% and 59%, respectively, at December 31, 2015.

Nonaccrual commercial mortgage loans amounted to $4.1 million at June 30, 2016, down by $1.7 million from the balance at the end of 2015. This decline was largely due to the recognition of a $1.2 million charge-off in the first quarter of 2016 on one commercial loan. See additional disclosure about this loan below under the caption “Troubled Debt Restructurings.” As of June 30, 2016, the balance of nonaccrual commercial mortgages was comprised of one troubled debt restructured loan, which was classified into nonaccrual status in the third quarter of 2014 because the borrower failed to perform in accordance with the terms of the restructuring. This loan is secured by commercial mixed use property in Connecticut and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $119 thousand loss allocation was deemed necessary at June 30, 2016.

Nonaccrual commercial and industrial loans amounted to $1.2 million at June 30, 2016, down by $1.8 million from the balance at the end of 2015. This decline included the recognition of a $737 thousand charge-off in the second quarter of 2016 on one commercial and industrial loan. A substantial portion of the loss exposure associated with this charge-off was recognized prior to 2016.

Nonaccrual residential real estate mortgage loans totaled $10.4 million at June 30, 2016, down by $257 thousand from the balance at the end of 2015. As of June 30, 2016, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential mortgages at June 30, 2016 were 8 loans purchased for portfolio and serviced by others amounting to $2.1 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$4,062	0.38%	$4,555	0.49%
Commercial construction & development	—	—	—	—
Commercial & industrial	1,978	0.34	462	0.08
Residential real estate mortgages	8,893	0.88	9,286	0.92
Consumer loans	2,201	0.64	3,256	0.94
Total past due loans	$17,134	0.56%	$17,559	0.58%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of June 30, 2016, total past due loans amounted to $17.1 million, or 0.56% of total loans, compared to $17.6 million, or 0.58%, at December 31, 2015. Included in past due loans as of June 30, 2016 and December 31, 2015 were nonaccrual loans of $13.2 million and $13.6 million, respectively. All loans 90 days or more past due at June 30, 2016 and December 31, 2015 were classified as nonaccrual.

As of June 30, 2016, the composition of past due loans was 35% commercial and 65% residential and consumer, compared to 29% and 71%, respectively at December 31, 2015. The increase in commercial past due loans included a commercial and industrial loan relationship consisting of 3 loans with a total carrying value of $590 thousand that became past due in the second quarter of 2016.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of June 30, 2016, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)	Jun 30, 2016	Dec 31, 2015
Accruing troubled debt restructured loans:
Commercial mortgages	$9,427	$9,430
Commercial & industrial	802	853
Residential real estate mortgages	3,928	669
Consumer	111	228
Accruing troubled debt restructured loans	14,268	11,180
Nonaccrual troubled debt restructured loans:
Commercial mortgages	4,054	5,296
Commercial & industrial	1,010	1,371
Residential real estate mortgages	575	596
Consumer	110	—
Nonaccrual troubled debt restructured loans	5,749	7,263
Total troubled debt restructured loans	$20,017	$18,443

Loans classified as troubled debt restructurings amounted to $20.0 million and $18.4 million, respectively, at June 30, 2016 and December 31, 2015. The allowance for loans losses included specific reserves for troubled debt restructurings of $848 thousand and $1.8 million, respectively, at June 30, 2016 and December 31, 2015.

As of June 30, 2016, 85% of troubled debt restructured loans consisted of 4 relationships. The largest troubled debt restructured relationship at June 30, 2016 consisted of 2 commercial mortgage loans with a carrying value of $8.2 million, secured by mixed use properties. The restructuring took place in 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. A third loan in this relationship was on nonaccrual status at December 31, 2015 with a carrying value at that time of $1.2 million. A loss allocation for the full amount of this loan was provided for in the allowance for loan losses as of December 31, 2015. During the first quarter of 2016, this loan was fully charged-off. The second largest troubled debt restructured relationship consisted of a nonaccrual commercial mortgage with a carrying value of $4.1 million at June 30, 2016, secured by commercial property. The restructuring took place in 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. See additional disclosure about this relationship above under the caption “Nonaccrual Loans.” The third largest troubled debt restructured relationship consisted of an accruing residential real estate mortgage with a carrying value of $3.5 million at June 30, 2016. The restructuring took place in the second quarter of 2016 and included interest only payments for a temporary period of time. The fourth largest troubled debt restructured relationship consisted of an accruing commercial mortgage with a carrying value of $1.2 million at June 30, 2016, secured by a commercial office property. The restructuring took place in the third quarter of 2015 and included a modification of certain payment terms.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2016 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $7.9 million in potential problem loans at June 30, 2016, primarily comprised of one commercial and industrial relationship with a carrying value of $6.5 million. Management considers this relationship to be well-secured and it was current with respect to payment terms at June 30, 2016. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at June 30, 2016 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Jun 30, 2016	Dec 31, 2015
Collateral dependent impaired loans (1)	$28,210	$26,998
Impaired loans measured on discounted cash flow method (2)	3,306	5,228
Total impaired loans	$31,516	$32,226

(1)	Net of partial charge-offs of $1.1 million and $1.4 million, respectively, at June 30, 2016 and December 31, 2015.

(2)	Net of partial charge-offs of $20 thousand and $114 thousand, respectively, at June 30, 2016 and December 31, 2015.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	June 30, 2016			December 31, 2015
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$31,516	$1,011	3.21%	$32,226	$2,583	8.02%
Loans collectively evaluated for impairment	3,049,368	24,815	0.81	2,980,901	24,486	0.82
Total	$3,080,884	$25,826	0.84%	$3,013,127	$27,069	0.90%

Based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with growth in the loan portfolio, a loan loss provision totaling $450 thousand and $950 thousand, respectively, was charged to earnings for the three and six months ended June 30, 2016, compared to $100 thousand for both the three and six months ended June 30, 2015. Net charge-offs were $761 thousand and $2.2 million, respectively, for the three and six months ended June 30, 2016. These amounts included a $737 thousand charge-off recognized in the second quarter of 2016 on one commercial and industrial loan and a $1.2 million charge-off recognized on one commercial mortgage relationship that was recognized in the first quarter of 2016. Net-charge offs for the same periods in 2015 were $323 thousand and $536 thousand, respectively.

As of June 30, 2016, the allowance for loan losses was $25.8 million, or 0.84% of total loans, compared to $27.1 million, or 0.90% of total loans, at December 31, 2015. The ratio of allowance for loan losses to total loans includes the impact of loan charge-offs for which loss exposure had been allocated prior to 2016.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends.

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$10,413	35%	$9,140	31%
Construction & development	904	3	1,758	4
Commercial & industrial	6,520	18	8,202	20
Residential real estate:
Mortgage	5,292	32	5,265	33
Homeowner construction	177	1	195	1
Consumer	2,520	11	2,509	11
Balance at end of period	$25,826	100%	$27,069	100%

(1)	Percentage of loans within the respective category to total loans outstanding.

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

Total deposits amounted to $2.8 billion at June 30, 2016, down by $144.9 million, or 5%, from December 31, 2015. This included a net decrease of $8.4 million of out-of-market brokered time certificates of deposit. Excluding out-of-market brokered time certificates of deposit, in-market deposits were down by $136.5 million, or 5%, from the balance at December 31, 2015. The largest declines were in money market account balances and to a lesser extent in demand deposits.

Demand deposits totaled $512.3 million at June 30, 2016, down by $25.0 million, or 5%, from December 31, 2015. Money market accounts totaled $675.9 million at June 30, 2016, down by $147.6 million, or 18%, from December 31, 2015. These declines are largely due to outflows associated with the periodic business cycles of various educational, governmental and institutional depositors.

NOW account balances totaled $414.5 million at June 30, 2016, up by $1.9 million, from December 31, 2015. Savings accounts increased by $15.6 million, or 5%, from December 31, 2015 and amounted to $342.6 million at June 30, 2016.

Time deposits amounted to $844.0 million at June 30, 2016, up by $10.1 million, or 1%, from December 31, 2015.  Included in time deposits at June 30, 2016 were out-of-market wholesale brokered time certificates of deposit of $294.1 million, which were down by $8.4 million from the balance at December 31, 2015. Excluding out-of-market brokered certificates of deposit, in-market time deposits totaled $549.9 million at June 30, 2016, up by $18.5 million, or 3%, from December 31, 2015.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs and also to fund additions to the securities portfolio and loan growth. FHLBB advances amounted to $640.0 million at June 30, 2016, up by $261.0 million from the balance at the end of 2015.

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

As of June 30, 2016, the funded status of the qualified defined benefit pension plan amounted to $6.6 million and was included in other assets in the Consolidated Balance Sheet. As of December 31, 2015, the unfunded status of this qualified plan amounted to $1.8 million and was included in other liabilities. The change in funded status of the qualified plan was due to a plan contribution made in the first quarter of 2016.

Non-qualified defined benefit retirement plan obligations were $12.9 million and $13.0 million, respectively, at June 30, 2016 and December 31, 2015 and were included in other liabilities. In accordance with the terms of these non-qualified plans, securities available for sale and other short-term investments with a carrying value of $12.2 million and $12.3 million, respectively, at June 30, 2016 and December 31, 2015 have been designated in rabbi trusts to be used for future benefit payments associated with these plans.

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually.

Prior to 2016, a single weighted-average discount rate was used to calculate interest and service cost components of net periodic benefit cost. For 2016, Washington Trust utilizes a "spot rate approach" in the calculation of interest and service cost. See additional disclosure regarding this change in accounting estimate in Note 11 to the Unaudited Consolidated Financial Statements.

The Corporation expects full-year 2016 defined benefit plan costs to decrease by $1.2 million, compared to full-year 2015. This decrease primarily reflects an increase in the discount rate, a higher level of plan assets and a change to the “spot rate approach.” Approximately $515 thousand of the expected decrease in full-year 2016 defined benefit plan costs is attributable to the implementation of the “spot rate approach.” Pension plan expense for the three and six months ended June 30, 2016 decreased by $301 thousand and $601 thousand, respectively, compared to the same periods in 2015.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 66% of total average assets in the six months ended June 30, 2016.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on

Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the six months ended June 30, 2016.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

For the six months ended June 30, 2016, net cash provided by financing activities amounted to $104.3 million, as net cash inflows provided by FHLBB advances were offset, in part, by deposit outflows and cash dividends paid. Net cash used in investing activities totaled $102.6 million for the six months ended June 30, 2016. The most significant elements of cash flow within investing activities were net outflows related to additions to the loan portfolio, as well as purchases of debt securities and FHLBB stock, partially offset by net inflows from maturities, calls and principal repayments of debt securities. Net cash provided by operating activities amounted to $20.7 million for the six months ended June 30, 2016. Net income totaled $22.0 million in the first six months of 2016 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $388.3 million at June 30, 2016, up by $12.9 million from December 31, 2015, including net income of $22.0 million and a reduction of $12.4 million for dividend declarations.

On May 10, 2016, the shareholders of the Corporation approved an increase in the number of common stock shares authorized for issuance from 30 million to 60 million shares.

The ratio of total equity to total assets amounted to 9.91% at June 30, 2016 compared to a ratio of 9.95% at December 31, 2015.  Book value per share at June 30, 2016 and December 31, 2015 amounted to $22.73 and $22.06, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of June 30, 2016, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.”

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2016 and December 31, 2015, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2016 and December 31, 2015.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2016		December 31, 2015
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.97)%	(7.28)%	(2.43)%	(7.13)%
100 basis point rate increase	2.75	3.26	1.92	3.02
200 basis point rate increase	6.08	7.13	4.93	8.18
300 basis point rate increase	9.27	10.71	8.00	13.26

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2016 and December 31, 2015 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government sponsored enterprise securities (callable)	$645	($6,034)
Obligations of states and political subdivisions	105	(3,828)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	11,089	(17,757)
Trust preferred debt and other corporate debt securities	(354)	598
Total change in market value as of June 30, 2016	$11,485	($27,021)
Total change in market value as of December 31, 2015	$6,350	($26,362)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2016.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the third quarter of 2015, the Corporation completed its acquisition of Halsey Associates, Inc. The documentation, evaluation and testing of Halsey’s internal controls over financial reporting was substantially completed by June 30, 2016. As required, management will include Halsey’s internal controls over financial reporting in its assessment of the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2016.

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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 5, 2016	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 5, 2016	By:	/s/ David V. Devault
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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

____________________

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.