Form 10-Q
period 2016-09-30
WASHINGTON TRUST BANCORP INC
filed 2016-11-04
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2016 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of October 31, 2016 was 17,121,527.

PART I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	September 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$126,752	$93,222
Short-term investments	2,420	4,409
Mortgage loans held for sale (including $45,162 at September 30, 2016 and $33,969 at December 31, 2015 measured at fair value)	45,162	38,554
Securities:
Available for sale, at fair value	564,256	375,044
Held to maturity, at amortized cost (fair value $17,492 at September 30, 2016 and $20,516 at December 31, 2015)	16,848	20,023
Total securities	581,104	395,067
Federal Home Loan Bank stock, at cost	37,249	24,316
Loans:
Commercial	1,757,215	1,654,547
Residential real estate	1,079,887	1,013,555
Consumer	344,253	345,025
Total loans	3,181,355	3,013,127
Less allowance for loan losses	25,649	27,069
Net loans	3,155,706	2,986,058
Premises and equipment, net	29,433	29,593
Investment in bank-owned life insurance	70,557	65,501
Goodwill	64,059	64,059
Identifiable intangible assets, net	10,493	11,460
Other assets	81,099	59,365
Total assets	$4,204,034	$3,771,604
Liabilities:
Deposits:
Demand deposits	$566,027	$537,298
NOW accounts	404,827	412,602
Money market accounts	794,905	823,490
Savings accounts	357,966	326,967
Time deposits	913,649	833,898
Total deposits	3,037,374	2,934,255
Federal Home Loan Bank advances	671,615	378,973
Junior subordinated debentures	22,681	22,681
Other liabilities	77,037	60,307
Total liabilities	3,808,707	3,396,216
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares at September 30, 2016 and 30,000,000 at December 31, 2015; issued and outstanding 17,107,476 shares at September 30, 2016 and 17,019,578 shares at December 31, 2015	1,069	1,064
Paid-in capital	113,290	110,949
Retained earnings	288,613	273,074
Accumulated other comprehensive loss	(7,645)	(9,699)
Total shareholders’ equity	395,327	375,388
Total liabilities and shareholders’ equity	$4,204,034	$3,771,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three months		Nine months
	Periods ended September 30,	2016	2015	2016	2015
	Interest income:
	Interest and fees on loans	$29,633	$28,626	$88,753	$85,718
Interest on securities:	Taxable	3,024	2,178	7,881	6,613
	Nontaxable	218	366	825	1,203
	Dividends on Federal Home Loan Bank stock	288	309	729	638
	Other interest income	93	47	227	101
	Total interest and dividend income	33,256	31,526	98,415	94,273
	Interest expense:
	Deposits	3,110	3,308	9,059	10,045
	Federal Home Loan Bank advances	2,641	1,987	7,106	5,780
	Junior subordinated debentures	125	232	356	714
	Other interest expense	1	2	4	7
	Total interest expense	5,877	5,529	16,525	16,546
	Net interest income	27,379	25,997	81,890	77,727
	Provision for loan losses	1,800	200	2,750	300
	Net interest income after provision for loan losses	25,579	25,797	79,140	77,427
	Noninterest income:
	Wealth management revenues	9,623	8,902	28,278	26,249
	Mortgage banking revenues	3,734	1,990	8,642	7,319
	Service charges on deposit accounts	915	986	2,757	2,894
	Card interchange fees	870	849	2,527	2,389
	Income from bank-owned life insurance	521	498	2,110	1,480
	Loan related derivative income	1,178	327	2,331	1,689
	Equity in earnings (losses) of unconsolidated subsidiaries	(88)	(69)	(265)	(224)
	Other income	508	430	1,429	1,398
	Total noninterest income	17,261	13,913	47,809	43,194
	Noninterest expense:
	Salaries and employee benefits	16,908	15,971	50,693	46,971
	Net occupancy	1,766	1,721	5,376	5,276
	Equipment	1,648	1,424	4,652	4,140
	Outsourced services	1,254	1,250	3,911	3,774
	Legal, audit and professional fees	691	630	1,982	1,916
	FDIC deposit insurance costs	504	467	1,488	1,376
	Advertising and promotion	370	356	1,055	1,201
	Amortization of intangibles	321	260	966	571
	Debt prepayment penalties	—	—	431	—
	Acquisition related expenses	—	504	—	937
	Change in fair value of contingent consideration	(939)	16	(898)	16
	Other expenses	2,127	1,939	6,474	6,190
	Total noninterest expense	24,650	24,538	76,130	72,368
	Income before income taxes	18,190	15,172	50,819	48,253
	Income tax expense	5,863	4,964	16,500	15,532
	Net income	$12,327	$10,208	$34,319	$32,721

	Weighted average common shares outstanding - basic	17,090	16,939	17,060	16,837
	Weighted average common shares outstanding - diluted	17,203	17,102	17,198	17,027
Per share information:	Basic earnings per common share	$0.72	$0.60	$2.01	$1.94
	Diluted earnings per common share	$0.72	$0.60	$1.99	$1.92
	Cash dividends declared per share	$0.37	$0.34	$1.09	$1.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2016	2015	2016	2015
Net income	$12,327	$10,208	$34,319	$32,721
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	(91)	344	1,651	(693)
Cash flow hedges:
Change in fair value of cash flow hedges	(4)	(1)	(94)	(10)
Net cash flow hedge losses reclassified into earnings	—	82	—	265
Net change in fair value of cash flow hedges	(4)	81	(94)	255
Defined benefit plan obligation adjustment	166	233	497	822
Total other comprehensive income, net of tax	71	658	2,054	384
Total comprehensive income	$12,398	$10,866	$36,373	$33,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2016	17,020	$1,064	$110,949	$273,074	($9,699)	$375,388
Net income				34,319		34,319
Total other comprehensive income, net of tax					2,054	2,054
Cash dividends declared				(18,780)		(18,780)
Share-based compensation			1,634			1,634
Exercise of stock options, issuance of other compensation-related equity awards and related tax benefit	87	5	707			712
Balance at September 30, 2016	17,107	$1,069	$113,290	$288,613	($7,645)	$395,327

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2015	16,746	$1,047	$101,204	$252,837	($8,809)	$346,279
Net income				32,721		32,721
Total other comprehensive income, net of tax					384	384
Cash dividends declared				(17,392)		(17,392)
Share-based compensation			1,640			1,640
Common stock issued for acquisition	137	8	5,422			5,430
Exercise of stock options, issuance of other compensation-related equity awards and related tax benefit	102	7	1,458			1,465
Balance at September 30, 2015	16,985	$1,062	$109,724	$268,166	($8,425)	$370,527

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Nine months ended September 30,	2016	2015
	Cash flows from operating activities:
	Net income	$34,319	$32,721
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	2,750	300
	Depreciation of premises and equipment	2,737	2,535
	Net amortization of premium and discount	1,802	1,149
	Amortization of intangibles	966	571
	Share-based compensation	1,634	1,640
	Income from bank-owned life insurance	(2,110)	(1,480)
	Net gains on loan sales and commissions on loans originated for others	(8,682)	(7,296)
	Net gain on sale of portfolio loans	(135)	—
	Equity in (earnings) losses of unconsolidated subsidiaries	265	224
	Proceeds from sales of loans	370,526	365,533
	Loans originated for sale	(369,746)	(345,322)
	Change in fair value of contingent consideration liability	(898)	16
	(Increase) decrease in other assets	(22,719)	2,683
	Increase (decrease) in other liabilities	17,635	(5,075)
	Net cash provided by operating activities	28,344	48,199
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(248,221)	(1,525)
	Other investment securities available for sale	(70,495)	(63,229)
Maturities and principal payments of:	Mortgage-backed securities available for sale	41,446	38,312
	Other investment securities available for sale	89,441	58,583
	Mortgage-backed securities held to maturity	3,029	3,893
	Purchases of Federal Home Loan Bank stock	(12,933)	—
	Net increase in loans	(95,759)	(88,680)
	Net proceeds from sale of portfolio loans	510	—
	Purchases of loans	(77,180)	(2,877)
	Proceeds from the sale of property acquired through foreclosure or repossession	731	637
	Purchases of premises and equipment	(2,608)	(3,220)
	Purchases of bank-owned life insurance	(5,000)	—
	Proceeds from bank-owned life insurance	2,054	—
	Cash used in business combination, net of cash acquired	—	(1,671)
	Net cash used in investing activities	(374,985)	(59,777)
	Cash flows from financing activities:
	Net increase in deposits	103,119	81,462
	Proceeds from Federal Home Loan Bank advances	981,250	348,000
	Repayment of Federal Home Loan Bank advances	(688,608)	(372,648)
	Proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	282	946
	Tax benefit from stock option exercises and other equity awards	430	518
	Cash dividends paid	(18,291)	(16,976)
	Net cash provided by financing activities	378,182	41,302
	Net increase in cash and cash equivalents	31,541	29,724
	Cash and cash equivalents at beginning of period	97,631	80,350
	Cash and cash equivalents at end of period	$129,172	$110,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows – continued (unaudited)	(Dollars in thousands)

Nine months ended September 30,	2016	2015
Noncash Investing and Financing Activities:
Loans charged off	$4,390	$1,401
Loans transferred to property acquired through foreclosure or repossession	1,045	491
In conjunction with the purchase acquisition detailed in Note 3 to the Unaudited Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Common stock issued for acquisition	—	5,430
Fair value of assets acquired, net of cash acquired	—	14,315
Fair value of liabilities assumed	—	7,214
Supplemental Disclosures:
Interest payments	$16,093	$16,690
Income tax payments	14,860	14,995

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

(2) Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, Accounting Standards Update No. 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and Accounting Standards Update No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) were issued. These ASUs do not change the core principle for revenue recognition in Topic 606; instead, the amendments provide more detailed guidance in a few areas and additional implementation guidance and examples, which are expected to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as those provided by ASU 2015-14. The Corporation is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements.

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

Financial Instruments - Topic 825
Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), was issued in January 2016 and provides revised guidance related to the accounting for and reporting of financial instruments. Some of the main provisions include: requiring most equity securities to be reported at fair value with unrealized gains and losses reported in the income statement; requiring separate presentation of financial assets and liabilities by measurement category and form (i.e. securities or loans); clarifying that entities must assess valuation allowances on a deferred

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

tax asset related to available for sale debt securities in combination with their other deferred tax assets; and eliminating the requirement to disclose the method and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Corporation is currently evaluating the impact that ASU 2016-01 will have on its consolidated financial statements.

Leases - Topic 842
Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Corporation is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

Stock Compensation - Topic 718
Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), was issued in March 2016. ASU 2016-09 includes multiple provisions intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences and the classification of certain tax-related transactions on the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. Amendments should be applied using the appropriate transition method as detailed by the provisions of ASU 2016-09. The Corporation is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements.

Derivatives and Hedging - Topic 815
Accounting Standards Update No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), was issued in March 2016. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 allows for either a prospective approach or modified retrospective approach for adoption. ASU 2016-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. ASU 2016-05 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Update No. 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), was issued in March 2016. ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts by providing a four-step decision sequence to assess whether the economic characteristics of the embedded call and put options are clearly and closely related to the economic characteristics of their debt hosts. ASU 2016-06 allows for a modified retrospective approach for adoption. ASU 2016-06 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. ASU 2016-06 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Credit Losses - Topic 326
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition approach will be adopted in order to maintain the same amortized cost prior to and subsequent to the effective date of ASU 2016-13. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, for annual periods and interim periods within those annual periods, beginning after December 15, 2018. The Corporation is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Statement of Cash Flows - Topic 230
Accounting Standards Update No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), was issued in August 2016. ASU 2016-15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies and distributions received from equity method investees. The adoption of ASU 2016-15 requires a retrospective transition method applied to each period presented. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Corporation’s consolidated financial statements.

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $11.2 million at September 30, 2016 and $10.5 million at December 31, 2015 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of September 30, 2016 and December 31, 2015, cash and due from banks included interest-bearing deposits in other banks of $77.0 million and $48.2 million, respectively.

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$75,500	$49	($65)	$75,484
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	434,430	8,564	(307)	442,687
Obligations of states and political subdivisions	18,239	157	—	18,396
Individual name issuer trust preferred debt securities	29,842	—	(4,158)	25,684
Corporate bonds	1,956	49	—	2,005
Total securities available for sale	$559,967	$8,819	($4,530)	$564,256
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$16,848	$644	$—	$17,492
Total securities held to maturity	$16,848	$644	$—	$17,492
Total securities	$576,815	$9,463	($4,530)	$581,748

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$77,330	$73	($388)	$77,015
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	228,908	6,398	(450)	234,856
Obligations of states and political subdivisions	35,353	727	—	36,080
Individual name issuer trust preferred debt securities	29,815	—	(4,677)	25,138
Corporate bonds	1,970	5	(20)	1,955
Total securities available for sale	$373,376	$7,203	($5,535)	$375,044
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$20,023	$493	$—	$20,516
Total securities held to maturity	$20,023	$493	$—	$20,516
Total securities	$393,399	$7,696	($5,535)	$395,560

As of September 30, 2016 and December 31, 2015, securities with a fair value of $559.0 million and $346.1 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLBB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
September 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$70,876	$72,201	$4,019	$4,172
Due after one year to five years	187,480	190,915	8,835	9,173
Due after five years to ten years	185,358	187,402	3,394	3,524
Due after ten years	116,253	113,738	600	623
Total securities	$559,967	$564,256	$16,848	$17,492

Included in the above table are debt securities with an amortized cost balance of $122.5 million and a fair value of $118.5 million at September 30, 2016 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 5 months to 20 years, with call features ranging from 1 month to 5 years.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2016	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	2	$29,935	($65)	—	$—	$—	2	$29,935	($65)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	8	136,398	(307)	—	—	—	8	136,398	(307)
Individual name issuer trust preferred debt securities	—	—	—	10	25,684	(4,158)	10	25,684	(4,158)
Total temporarily impaired securities	10	$166,333	($372)	10	$25,684	($4,158)	20	$192,017	($4,530)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2015	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$34,767	($388)	—	$—	$—	4	$34,767	($388)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	9	61,764	(450)	—	—	—	9	61,764	(450)
Individual name issuer trust preferred debt securities	—	—	—	10	25,138	(4,677)	10	25,138	(4,677)
Corporate bonds	3	1,235	(20)	—	—	—	3	1,235	(20)
Total temporarily impaired securities	16	$97,766	($858)	10	$25,138	($4,677)	26	$122,904	($5,535)

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

Unrealized losses on temporarily impaired securities as of September 30, 2016 were concentrated in variable rate trust preferred debt securities.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at September 30, 2016 were 10 trust preferred security holdings issued by 7 individual companies in the banking sector.  Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of September 30, 2016, individual name issuer trust preferred debt securities with an amortized cost of $10.9 million and unrealized losses of $1.5 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between September 30, 2016 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on these securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$1,086,175	34%	$931,953	31%
Construction & development (2)	98,735	3	122,297	4
Commercial & industrial (3)	572,305	18	600,297	20
Total commercial	1,757,215	55	1,654,547	55
Residential real estate:
Mortgages	1,052,829	33	984,437	33
Homeowner construction	27,058	1	29,118	1
Total residential real estate	1,079,887	34	1,013,555	34
Consumer:
Home equity lines	265,238	8	255,565	8
Home equity loans	38,264	1	46,649	2
Other (4)	40,751	2	42,811	1
Total consumer	344,253	11	345,025	11
Total loans (5)	$3,181,355	100%	$3,013,127	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $2.8 million and $2.6 million, respectively, at September 30, 2016 and December 31, 2015 and net unamortized premiums on purchased loans of $641 thousand and $84 thousand, respectively, at September 30, 2016 and December 31, 2015.

At September 30, 2016 and December 31, 2015, there were $1.5 billion and $1.3 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 7 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

as to principal and interest for approximately 6 months, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Sep 30, 2016	Dec 31, 2015
Commercial:
Mortgages	$10,357	$5,711
Construction & development	—	—
Commercial & industrial	1,744	3,018
Residential real estate:
Mortgages	10,140	10,666
Homeowner construction	—	—
Consumer:
Home equity lines	271	528
Home equity loans	1,322	1,124
Other	116	—
Total nonaccrual loans	$23,950	$21,047
Accruing loans 90 days or more past due	$—	$—

As of September 30, 2016 and December 31, 2015, loans secured by one- to four-family residential property amounting to $5.0 million and $2.6 million, respectively, were in process of foreclosure.

Nonaccrual loans of $5.2 million and $7.4 million, respectively, were current as to the payment of principal and interest at September 30, 2016 and December 31, 2015.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2016.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
September 30, 2016	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$2,497	$7,855	$10,352	$1,075,823	$1,086,175
Construction & development	—	—	—	—	98,735	98,735
Commercial & industrial	—	—	1,047	1,047	571,258	572,305
Residential real estate:
Mortgages	2,737	860	4,694	8,291	1,044,538	1,052,829
Homeowner construction	—	—	—	—	27,058	27,058
Consumer:
Home equity lines	110	—	—	110	265,128	265,238
Home equity loans	412	166	731	1,309	36,955	38,264
Other	35	2	109	146	40,605	40,751
Total loans	$3,294	$3,525	$14,436	$21,255	$3,160,100	$3,181,355

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2015	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$51	$—	$4,504	$4,555	$927,398	$931,953
Construction & development	—	—	—	—	122,297	122,297
Commercial & industrial	405	9	48	462	599,835	600,297
Residential real estate:
Mortgages	3,028	2,964	3,294	9,286	975,151	984,437
Homeowner construction	—	—	—	—	29,118	29,118
Consumer:
Home equity lines	883	373	518	1,774	253,791	255,565
Home equity loans	748	490	222	1,460	45,189	46,649
Other	22	—	—	22	42,789	42,811
Total loans	$5,137	$3,836	$8,586	$17,559	$2,995,568	$3,013,127

Included in past due loans as of September 30, 2016 and December 31, 2015, were nonaccrual loans of $18.8 million and $13.6 million, respectively.

All loans 90 days or more past due at September 30, 2016 and December 31, 2015 were classified as nonaccrual.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
No Related Allowance Recorded:
Commercial:
Mortgages	$3,980	$4,292	$4,903	$5,101	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,945	1,849	2,056	1,869	—	—
Residential real estate:
Mortgages	13,029	8,441	13,200	8,826	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	271	6	271	64	—	—
Home equity loans	1,323	530	1,344	539	—	—
Other	112	—	112	—	—	—
Subtotal	20,660	15,118	21,886	16,399	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	$7,567	$10,873	$9,427	$10,855	$972	$1,633
Construction & development	—	—	—	—	—	—
Commercial & industrial	460	2,024	511	2,248	15	771
Residential real estate:
Mortgages	1,047	2,895	1,073	2,941	201	156
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	522	—	522	—	2
Home equity loans	79	679	79	783	1	21
Other	34	145	33	144	5	—
Subtotal	9,187	17,138	11,123	17,493	1,194	2,583
Total impaired loans	$29,847	$32,256	$33,009	$33,892	$1,194	$2,583
Total:
Commercial	$13,952	$19,038	$16,897	$20,073	$987	$2,404
Residential real estate	14,076	11,336	14,273	11,767	201	156
Consumer	1,819	1,882	1,839	2,052	6	23
Total impaired loans	$29,847	$32,256	$33,009	$33,892	$1,194	$2,583

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

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended September 30,	2016	2015	2016	2015
Commercial:
Mortgages	$13,159	$14,583	$40	$82
Construction & development	—	—	—	—
Commercial & industrial	2,342	3,376	21	29
Residential real estate:
Mortgages	13,962	4,484	86	27
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	297	157	2	1
Home equity loans	1,328	515	9	3
Other	145	354	3	2
Totals	$31,233	$23,469	$161	$144

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Nine months ended September 30,	2016	2015	2016	2015
Commercial:
Mortgages	$13,856	$14,692	$220	$237
Construction & development	—	—	—	—
Commercial & industrial	3,141	3,164	42	89
Residential real estate:
Mortgages	11,985	3,735	253	67
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	427	227	10	1
Home equity loans	1,240	224	33	4
Other	147	231	7	7
Totals	$30,796	$22,273	$565	$405

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $18.5 million at both September 30, 2016 and December 31, 2015. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $1.1 million and $1.8 million, respectively, at September 30, 2016 and December 31, 2015.

As of September 30, 2016, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present loans modified as a troubled debt restructuring:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended September 30,	2016	2015	2016	2015	2016	2015
Commercial:
Mortgages	—	1	$—	$1,190	$—	$1,190
Construction & development	—	—	—	—	—	—
Commercial & industrial	5	—	914	—	914	—
Residential real estate:
Mortgages	—	2	—	526	—	526
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	5	3	$914	$1,716	$914	$1,716

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Nine months ended September 30,	2016	2015	2016	2015	2016	2015
Commercial:
Mortgages	—	1	$—	$1,190	$—	$1,190
Construction & development	—	—	—	—	—	—
Commercial & industrial	6	3	1,047	584	1,047	584
Residential real estate:
Mortgages	1	3	3,550	619	3,550	619
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	1	—	70	—	70
Other	—	1	—	35	—	35
Totals	7	9	$4,597	$2,498	$4,597	$2,498

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table presents information on how loans were modified as a troubled debt restructuring:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2016	2015	2016	2015
Below-market interest rate concession	$—	$—	$—	$—
Payment deferral	—	526	—	1,145
Maturity / amortization concession	324	—	457	163
Interest only payments	—	—	3,550	—
Combination (1)	590	1,190	590	1,190
Total	$914	$1,716	$4,597	$2,498

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

In the three and nine months ended September 30, 2016 and 2015, there were an insignificant amount of loans modified in a troubled debt restructuring within the previous twelve months for which there were payment defaults.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The weighted average risk rating of the Corporation’s commercial loan portfolio was 4.70 at September 30, 2016 and 4.68 at December 31, 2015. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses.

A description of the commercial loan categories are as follows:

Pass - Loans with acceptable credit quality, defined as ranging from superior or very strong to a status of lesser stature. Superior

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Commercial:
Mortgages	$1,074,473	$914,774	$1,099	$3,035	$10,603	$14,144
Construction & development	98,735	122,297	—	—	—	—
Commercial & industrial	548,154	577,036	15,465	12,012	8,686	11,249
Total commercial loans	$1,721,362	$1,614,107	$16,564	$15,047	$19,289	$25,393

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Residential real estate:
Accruing mortgages	$1,042,689	$973,771	$—	$—
Nonaccrual mortgages	5,446	7,372	4,694	3,294
Homeowner construction	27,058	29,118	—	—
Total residential loans	$1,075,193	$1,010,261	$4,694	$3,294
Consumer:
Home equity lines	$265,238	$255,047	$—	$518
Home equity loans	37,533	46,427	731	222
Other	40,642	42,811	109	—
Total consumer loans	$343,413	$344,285	$840	$740

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$10,413	$904	$6,520	$17,837	$5,469	$2,520	$25,826
Charge-offs	(1,940)	—	(3)	(1,943)	(52)	(60)	(2,055)
Recoveries	4	—	46	50	5	23	78
Provision	1,981	78	(59)	2,000	(21)	(179)	1,800
Ending Balance	$10,458	$982	$6,504	$17,944	$5,401	$2,304	$25,649
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$9,140	$1,758	$8,202	$19,100	$5,460	$2,509	$27,069
Charge-offs	(3,271)	—	(757)	(4,028)	(192)	(170)	(4,390)
Recoveries	21	—	134	155	9	56	220
Provision	4,568	(776)	(1,075)	2,717	124	(91)	2,750
Ending Balance	$10,458	$982	$6,504	$17,944	$5,401	$2,304	$25,649
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,529	$1,684	$7,010	$17,223	$5,405	$2,683	$2,276	$27,587
Charge-offs	—	—	(378)	(378)	(34)	(313)	—	(725)
Recoveries	4	—	30	34	22	43	—	99
Provision	(38)	5	691	658	150	(164)	(444)	200
Ending Balance	$8,495	$1,689	$7,353	$17,537	$5,543	$2,249	$1,832	$27,161
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023
Charge-offs	(400)	—	(429)	(829)	(88)	(484)	—	(1,401)
Recoveries	88	—	62	150	26	63	—	239
Provision	605	389	(267)	727	175	(43)	(559)	300
Ending Balance	$8,495	$1,689	$7,353	$17,537	$5,543	$2,249	$1,832	$27,161
(1) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$11,546	$972	$15,141	$1,633
Construction & development	—	—	—	—
Commercial & industrial	2,403	15	3,871	771
Residential real estate	14,067	201	11,333	156
Consumer	1,818	6	1,881	23
Subtotal	29,834	1,194	32,226	2,583
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$1,074,629	$9,486	$916,812	$7,507
Construction & development	98,735	982	122,297	1,758
Commercial & industrial	569,902	6,489	596,426	7,431
Residential real estate	1,065,820	5,200	1,002,222	5,304
Consumer	342,435	2,298	343,144	2,486
Subtotal	3,151,521	24,455	2,980,901	24,486
Total	$3,181,355	$25,649	$3,013,127	$27,069

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $671.6 million and $379.0 million, respectively, at September 30, 2016 and December 31, 2015.

The following table presents maturities and weighted average interest rates on FHLBB advances outstanding as of September 30, 2016:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
October 1, 2016 to December 31, 2016	$217,685	0.72%
2017	100,075	1.16
2018	78,134	1.35
2019	120,758	1.67
2020	38,983	2.21
2021 and thereafter	115,980	3.30
Balance at September 30, 2016	$671,615	1.56%

As of September 30, 2016 and December 31, 2015, the Bank had access to a $40.0 million unused line of credit with the FHLBB and also had remaining available borrowing capacity of $611.4 million and $644.8 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLBB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(8) Shareholders’ Equity
Regulatory Capital Requirements
Capital levels at both September 30, 2016 and December 31, 2015 exceeded the regulatory minimum levels to be considered well-capitalized.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$382,766	12.31%	$248,761	8.00%	N/A	N/A
Bank	382,421	12.30	248,747	8.00	$310,934	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	356,938	11.48	186,570	6.00	N/A	N/A
Bank	356,593	11.47	186,561	6.00	248,747	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	334,939	10.77	139,928	4.50	N/A	N/A
Bank	356,593	11.47	139,920	4.50	202,107	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	356,938	8.95	159,610	4.00	N/A	N/A
Bank	356,593	8.94	159,543	4.00	199,429	5.00

December 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	367,443	12.58	233,739	8.00	N/A	N/A
Bank	366,676	12.55	233,676	8.00	292,095	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	340,130	11.64	175,304	6.00	N/A	N/A
Bank	339,363	11.62	175,257	6.00	233,676	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	318,131	10.89	131,478	4.50	N/A	N/A
Bank	339,363	11.62	131,443	4.50	189,861	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	340,130	9.37	145,191	4.00	N/A	N/A
Bank	339,363	9.36	145,103	4.00	181,378	5.00

(1)	Leverage ratio.

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

Cash Flow Hedging Instruments
As of September 30, 2016 and December 31, 2015, the Bancorp had two interest rate caps with a notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. In the fourth quarter of 2015, the Bancorp entered into the interest rate cap contracts and paid a premium totaling $257 thousand to obtain the right to receive the difference between 3-month LIBOR and a 4.5% strike for both of the interest rate caps. The caps mature in 2020. Prior to December 31, 2015, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate risk associated with the junior subordinated debentures noted above. During 2015, both interest rate swaps contracts matured. The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of September 30, 2016 and December 31, 2015, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $446.3 million and $302.1 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

At September 30, 2016 and December 31, 2015, the notional amounts of risk participation-out agreements were $38.5 million and $25.3 million, respectively. The notional amounts of risk participation-in agreements at both September 30, 2016 and December 31, 2015 were $21.5 million.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments, but do not meet criteria for hedge accounting and, as such the changes in fair value of these commitments are reflected in earnings. The Corporation has elected to carry certain closed residential real estate mortgage loans held for sale at fair value, as changes in fair value in these loans held for sale generally offset changes in interest rate lock and forward sale commitments.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2016	Dec 31, 2015	Balance Sheet Location	Sep 30, 2016	Dec 31, 2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$38	$187	Other liabilities	$—	$—
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	3,629	1,220	Other liabilities	22	—
Commitments to sell mortgage loans	Other assets	34	—	Other liabilities	4,891	2,012
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	21,143	8,027	Other liabilities	—	—
Mirror swaps with counterparties	Other assets	—	—	Other liabilities	21,761	8,266
Risk participation agreements	Other assets	3	56	Other liabilities	126	69
Total		$24,847	$9,490		$26,800	$10,347

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
	Three months		Nine months			Three months		Nine months
Periods ended September 30,	2016	2015	2016	2015		2016	2015	2016	2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$—	$81	$—	$255	Interest Expense	$—	$—	$—	$—
Interest rate caps	(4)	—	(94)	—	Interest Expense	—	—	—	—
Total	($4)	$81	($94)	$255		$—	$—	$—	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months		Nine months
Periods ended September 30,	Statement of Income Location	2016	2015	2016	2015
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	$641	$864	$2,387	$1,002
Commitments to sell mortgage loans	Mortgage banking revenues	(665)	(1,470)	(2,845)	(999)
Customer related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	32	6,448	17,064	8,717
Mirror swaps with counterparties	Loan related derivative income	1,250	(6,081)	(14,527)	(6,799)
Risk participation agreements	Loan related derivative income	(104)	(40)	(206)	(229)
Total		$1,154	($279)	$1,873	$1,692

(10) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  As of September 30, 2016 and December 31, 2015, securities available for sale, certain residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession, certain residential real estate mortgage loans held for sale and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale that were recorded at fair value was $43.8 million and $33.2 million, respectively, at September 30, 2016 and December 31, 2015. The aggregate fair value of these loans as of the same dates was $45.2 million and $34.0 million, respectively. As of September 30, 2016 and December 31, 2015, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $1.3 million and $731 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of September 30, 2016 and December 31, 2015.

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

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2016	2015	2016	2015
Mortgage loans held for sale	$117	$490	$612	($79)
Interest rate lock commitments	641	864	2,387	1,002
Commitments to sell mortgage loans	(665)	(1,470)	(2,845)	(999)
Total changes in fair value	$93	($116)	$154	($76)

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at September 30, 2016 and December 31, 2015.

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments. The fair value of these securities is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category includes obligations of U.S. government-sponsored enterprises, mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, obligations of states and political subdivisions, individual name issuer trust preferred debt securities and corporate bonds.

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at September 30, 2016 and December 31, 2015.

Mortgage Loans Held for Sale
The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Collateral Dependent Impaired Loans
The fair value of collateral dependent loans that are deemed to be impaired is determined based upon the fair value of the underlying collateral. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.

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

Derivatives
Interest rate swap and cap contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap and cap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of September 30, 2016 and December 31, 2015, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

The fair value measurement is based upon unobservable inputs, therefore, the contingent liability is classified within Level 3 of the fair value hierarchy. The unobservable inputs include probability estimates regarding the likelihood of achieving revenue growth targets and the discount rates utilized the discounted cash flow calculations applied to the estimates earn-outs to be paid. The discount rates used ranged from 3% to 4%. The contingent consideration liability is remeasured to fair value at each reporting period taking into consideration changes in those unobservable inputs. Changes in the fair value of the contingent consideration liability are included in noninterest expenses in the Consolidated Statements of Income.

The fair value of the contingency represents the estimated price to transfer the liability between market participants at the measurement date under current market conditions.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$75,484	$—	$75,484	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	442,687	—	442,687	—
Obligations of states and political subdivisions	18,396	—	18,396	—
Individual name issuer trust preferred debt securities	25,684	—	25,684	—
Corporate bonds	2,005	—	2,005	—
Mortgage loans held for sale	45,162	—	45,162	—
Derivative assets (1)	24,847	—	24,847	—
Total assets at fair value on a recurring basis	$634,265	$—	$634,265	$—
Liabilities:
Derivative liabilities (2)	$26,800	$—	$26,800	$—
Contingent consideration liability (3)	2,047	—	—	2,047
Total liabilities at fair value on a recurring basis	$28,847	$—	$26,800	$2,047

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

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the nine months ended September 30, 2016 and 2015, there were no transfers in and/or out of Level 1, 2 or 3.

The following table presents the change in the contingent consideration liability, a Level 3 liability measured at fair value on a recurring basis, during the periods indicated:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2016	2015	2016	2015
Balance at beginning of period	$2,986	$—	$2,945	$—
Initial recognition	—	2,904	—	2,904
Change in fair value	(939)	16	(898)	16
Payments	—	—	—	—
Balance at end of period	$2,047	$2,920	$2,047	$2,920

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at September 30, 2016, which were written down to fair value during the nine months ended September 30, 2016:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$5,726	$—	$—	$5,726
Loan servicing rights	3,314	—	—	3,314
Property acquired through foreclosure or repossession	575	—	—	575
Total assets at fair value on a nonrecurring basis	$9,615	$—	$—	$9,615

The allowance for loan losses on collateral dependent impaired loans amounted to $1.0 million at September 30, 2016.

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2016
Collateral dependent impaired loans	$5,726	Appraisals of collateral	Discount for costs to sell	0% - 20% (10%)
			Appraisal adjustments (1)	0% - 15% (14%)

Loan servicing rights	$3,314	Discounted Cash Flow	Discount rates	10% - 14% (11%)
			Prepayment rates	13% - 24% (16%)

Property acquired through foreclosure or repossession	$575	Appraisals of collateral	Discount for costs to sell	10%
			Appraisal adjustments (1)	6% - 15% (13%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2015
Collateral dependent impaired loans	$10,545	Appraisals of collateral	Discount for costs to sell	0% - 20% (2%)

Property acquired through foreclosure or repossession	$270	Appraisals of collateral	Discount for costs to sell	12%
			Appraisal adjustments (1)	32%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
September 30, 2016	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$16,848	$17,492	$—	$17,492	$—
Loans, net of allowance for loan losses	3,155,706	3,190,240	—	—	3,190,240

Financial Liabilities:
Time deposits	$913,649	$916,994	$—	$916,994	$—
FHLBB advances	671,615	685,238	—	685,238	—
Junior subordinated debentures	22,681	16,732	—	16,732	—

(Dollars in thousands)
December 31, 2015	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$20,023	$20,516	$—	$20,516	$—
Loans, net of allowance for loan losses	2,986,058	3,004,782	—	—	3,004,782

Financial Liabilities:
Time deposits	$833,898	$834,574	$—	$834,574	$—
FHLBB advances	378,973	388,275	—	388,275	—
Junior subordinated debentures	22,681	16,468	—	16,468	—

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

assumptions and did not affect the measurement of the Corporation’s defined benefit obligations at December 31, 2015. It is considered a change in accounting estimate and, accordingly, was accounted for prospectively starting in 2016.

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three months		Nine months		Three months		Nine months
Periods ended September 30,	2016	2015	2016	2015	2016	2015	2016	2015
Net Periodic Benefit Cost:
Service cost	$537	$615	$1,611	$1,844	$30	$20	$91	$59
Interest cost	644	731	1,932	2,195	108	122	324	367
Expected return on plan assets	(1,158)	(1,129)	(3,475)	(3,386)	—	—	—	—
Amortization of prior service (credit) cost	(6)	(6)	(17)	(17)	—	—	—	—
Recognized net actuarial loss	207	313	621	937	62	61	185	183
Net periodic benefit cost	$224	$524	$672	$1,573	$200	$203	$600	$609

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
Periods ended September 30,	2016	2015	2016	2015
Measurement date	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Discount rate	N/A	4.125%	N/A	3.90%
Equivalent single discount rate for benefit obligations	4.48%	N/A	4.19%	N/A
Equivalent single discount rate for service cost	4.63	N/A	4.59	N/A
Equivalent single discount rate for interest cost	3.88	N/A	3.44	N/A
Expected long-term return on plan assets	6.75	7.25	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(12) Share-Based Compensation Arrangements
During the nine months ended September 30, 2016, the Corporation granted equity awards, which included performance share awards and nonvested share units.

The performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation. The performance share awards were valued at fair market value as of January 20, 2016 (the award date), or $36.11, and will be earned over a 3-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 140% of the target, or 47,533 shares.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2016	2015	2016	2015	2016	2015	2016	2015
Net interest income (expense)	$22,860	$21,278	($11)	($15)	$4,530	$4,734	$27,379	$25,997
Provision for loan losses	1,800	200	—	—	—	—	1,800	200
Net interest income (expense) after provision for loan losses	21,060	21,078	(11)	(15)	4,530	4,734	25,579	25,797
Noninterest income	7,101	4,498	9,623	8,902	537	513	17,261	13,913
Noninterest expenses:
Depreciation and amortization expense	709	626	501	404	58	50	1,268	1,080
Other noninterest expenses (1)	14,759	13,805	5,584	6,820	3,039	2,833	23,382	23,458
Total noninterest expenses	15,468	14,431	6,085	7,224	3,097	2,883	24,650	24,538
Income before income taxes	12,693	11,145	3,527	1,663	1,970	2,364	18,190	15,172
Income tax expense	4,392	3,747	1,261	688	210	529	5,863	4,964
Net income	$8,301	$7,398	$2,266	$975	$1,760	$1,835	$12,327	$10,208

Total assets at period end	$3,617,967	$3,074,611	$53,236	$62,461	$532,831	$537,764	$4,204,034	$3,674,836
Expenditures for long-lived assets	424	1,006	280	51	58	61	762	1,118

(1)
Other noninterest expenses for the Wealth Management Services segment includes a $939 thousand benefit resulting from the reduction of a contingent consideration liability in the three months ended September 30, 2016 and $504 thousand of acquisition related expenses in the three months ended September 30, 2015.

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2016	2015	2016	2015	2016	2015	2016	2015
Net interest income (expense)	$67,414	$63,115	($46)	($38)	$14,522	$14,650	$81,890	$77,727
Provision for loan losses	2,750	300	—	—	—	—	2,750	300
Net interest income (expense) after provision for loan losses	64,664	62,815	(46)	(38)	14,522	14,650	79,140	77,427
Noninterest income	17,331	15,164	28,278	26,249	2,200	1,781	47,809	43,194
Noninterest expenses:
Depreciation and amortization expense	2,093	1,936	1,440	1,009	170	161	3,703	3,106
Other noninterest expenses (1)	43,788	41,259	19,084	19,200	9,555	8,803	72,427	69,262
Total noninterest expenses	45,881	43,195	20,524	20,209	9,725	8,964	76,130	72,368
Income before income taxes	36,114	34,784	7,708	6,002	6,997	7,467	50,819	48,253
Income tax expense	12,336	10,878	2,788	2,682	1,376	1,972	16,500	15,532
Net income	$23,778	$23,906	$4,920	$3,320	$5,621	$5,495	$34,319	$32,721

Total assets at period end	$3,617,967	$3,074,611	$53,236	$62,461	$532,831	$537,764	$4,204,034	$3,674,836
Expenditures for long-lived assets	1,779	2,774	468	252	361	194	2,608	3,220

(1)
Other noninterest expenses for the Wealth Management Services segment includes a $898 thousand benefit resulting from the reduction of a contingent consideration liability in the nine months ended September 30, 2016 and $937 thousand of acquisition related expenses in the nine months ended September 30, 2015.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(14) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended September 30,	2016			2015
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Net change in fair value of securities available for sale	($144)	($53)	($91)	$543	$199	$344
Cash flow hedges:
Change in fair value of cash flow hedges	(15)	(11)	(4)	(15)	(14)	(1)
Net cash flow hedge losses reclassified into earnings (1)	—	—	—	132	50	82
Net change in fair value of cash flow hedges	(15)	(11)	(4)	117	36	81
Defined benefit plan obligation adjustment (2)	263	97	166	367	134	233
Total other comprehensive income (loss)	$104	$33	$71	$1,027	$369	$658

(1)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(2)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

Nine months ended September 30,	2016			2015
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Net change in fair value of securities available for sale	$2,621	$970	$1,651	($1,018)	($325)	($693)
Cash flow hedges:
Change in fair value of cash flow hedges	(129)	(35)	(94)	(21)	(11)	(10)
Net cash flow hedge losses reclassified into earnings (1)	—	—	—	418	153	265
Net change in fair value of cash flow hedges	(129)	(35)	(94)	397	142	255
Defined benefit plan obligation adjustment (2)	789	292	497	1,102	280	822
Total other comprehensive income (loss)	$3,281	$1,227	$2,054	$481	$97	$384

(1)	Included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.

(2)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2015	$1,051	($43)	($10,707)	($9,699)
Other comprehensive income (loss) before reclassifications	1,651	(94)	—	1,557
Amounts reclassified from accumulated other comprehensive income	—	—	497	497
Net other comprehensive income (loss)	1,651	(94)	497	2,054
Balance at September 30, 2016	$2,702	($137)	($10,210)	($7,645)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2014	$4,222	($287)	($12,744)	($8,809)
Other comprehensive loss before reclassifications	(693)	(10)	—	(703)
Amounts reclassified from accumulated other comprehensive income	—	265	822	1,087
Net other comprehensive (loss) income	(693)	255	822	384
Balance at September 30, 2015	$3,529	($32)	($11,922)	($8,425)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(15) Earnings Per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine months
Periods ended September 30,	2016	2015	2016	2015
Earnings per common share - basic:
Net income	$12,327	$10,208	$34,319	$32,721
Less dividends and undistributed earnings allocated to participating securities	(25)	(27)	(72)	(100)
Net income applicable to common shareholders	$12,302	$10,181	$34,247	$32,621
Weighted average common shares	17,090	16,939	17,060	16,837
Earnings per common share - basic	$0.72	$0.60	$2.01	$1.94
Earnings per common share - diluted:
Net income	$12,327	$10,208	$34,319	$32,721
Less dividends and undistributed earnings allocated to participating securities	(25)	(28)	(72)	(100)
Net income applicable to common shareholders	$12,302	$10,180	$34,247	$32,621
Weighted average common shares	17,090	16,939	17,060	16,837
Dilutive effect of common stock equivalents	113	163	138	190
Weighted average diluted common shares	17,203	17,102	17,198	17,027
Earnings per common share - diluted	$0.72	$0.60	$1.99	$1.92

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 46,800 and 28,342, respectively, for the three months ended September 30, 2016 and 2015. These amounts were 48,718 and 25,788, respectively for the nine months ended September 30, 2016 and 2015.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Sep 30, 2016	Dec 31, 2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$374,689	$360,795
Home equity lines	227,656	219,427
Other loans	50,670	44,164
Standby letters of credit	5,648	5,629
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	112,083	49,712
Commitments to sell mortgage loans	155,901	87,498
Loan related derivative contracts:
Interest rate swaps with customers	446,268	302,142
Mirror swaps with counterparties	446,268	302,142
Risk participation-in agreements	21,474	21,474

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for 1 year. As of both September 30, 2016 and December 31, 2015, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $5.6 million. At September 30, 2016 and December 31, 2015, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and nine months ended September 30, 2016 and 2015.

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

Leases
At September 30, 2016, the Corporation was committed to rent premises used in banking operations under non-cancellable operating leases. Rental expense under the operating leases amounted to $1.0 million and $3.0 million, respectively, for the three and nine months ended September 30, 2016, compared to $875 thousand and $2.5 million, respectively, for the same periods in 2015. The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
October 1, 2016 to December 31, 2016	$880
2017	3,478
2018	3,200
2019	2,923
2020	2,262
2021 and thereafter	28,167
Total minimum lease payments	$40,910

Lease expiration dates range from 1 month to 24 years, with renewal options on certain leases of 12 months to 25 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the full-year ended December 31, 2016 or any future period.

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

Composition of Earnings
Net income for the third quarter of 2016 amounted to $12.3 million, or $0.72 per diluted share, compared to $10.2 million, or $0.60 per diluted share, reported for the third quarter of 2015. The returns on average equity and average assets for the third quarter of 2016 were 12.57% and 1.21%, respectively, compared to 11.13% and 1.11%, respectively, for the same quarter in 2015.

For the nine months ended September 30, 2016, net income totaled $34.3 million, or $1.99 per diluted share, compared to $32.7 million, or $1.92 per diluted share, reported for the third quarter of 2015. The returns on average equity and average assets for the nine months ended September 30, 2016, were 11.86% and 1.17%, respectively, compared to 12.17% and 1.20%, respectively for the same period in 2015.

Results for the nine months ended 2016 included the following transactions, which increased diluted earnings per share by $0.04:

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

•
In the third quarter of 2016, the Corporation recorded a non-taxable reduction to noninterest expenses of $939 thousand, or $0.05 per diluted share, resulting from a change in fair value of a contingent consideration liability previously recognized upon the completion of the acquisition of Halsey in 2015.

Results for the nine months ended 2015 included the following transactions, which decreased diluted earnings per share by $0.04:

•
In the second quarter of 2015, the Corporation received a settlement payment for a trust preferred debt security previously held by Washington Trust, totaling $255 thousand, after-tax $161 thousand, or $0.01 per diluted share. This receipt was classified as other noninterest income.

•	The Corporation incurred acquisition related expenses totaling $937 thousand, after-tax $907 thousand, or $0.05 per diluted share in the second quarter of 2015.

Net interest income for the three and nine months ended September 30, 2016 amounted to $27.4 million and $81.9 million, respectively, up by 5% from both comparable periods in 2015. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) for the three and nine months ended September 30, 2016 was 2.94% and 3.07%, respectively, compared to 3.07% and 3.13%, respectively, for the same 2015 periods. The reduction in the net interest margin was primarily due to lower yields on interest-earning assets, resulting from additions to the investment securities portfolio, and to a lesser extent, a reduction in the yield on the loan portfolio.

The loan loss provision charged to earnings for the three and nine months ended September 30, 2016 amounted to $1.8 million and $2.8 million, respectively, compared to a loan loss provision of $200 thousand and $300 thousand recognized for the three and nine months ended September 30, 2015. The increase in the loan loss provision largely reflected additional loss exposure allocated to one commercial mortgage relationship.

Wealth management revenues for the three and nine months ended September 30, 2016 totaled $9.6 million and $28.3 million, respectively, up by 8% from both comparable periods in 2015, reflecting an increase in asset-based revenues due to the acquisition of Halsey on August 1, 2015.

Mortgage banking revenues, which includes gains and commissions on loan sales and mortgage servicing fee income, amounted to $3.7 million and $8.6 million, respectively, for the three and nine months ended September 30, 2016, up by 88% and 18%, respectively, from the same periods in 2015, due to both higher volume of and yield on loans sold to the secondary market.

Salaries and employee benefit costs, the largest component of noninterest expense, totaled $16.9 million and $50.7 million, respectively, for the three and nine months ended September 30, 2016, up by 6% and 8%, respectively, from the same periods in 2015. A portion of these increases were attributable to the acquisition of Halsey and employee severance costs.

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

The Commercial Banking segment reported net income of $8.3 million and $23.8 million, respectively, for the three and nine months ended September 30, 2016, compared to $7.4 million and $23.9 million, respectively, for the same periods in 2015. Net interest income for this operating segment for the three and nine months ended September 30, 2016, increased by $1.6 million and $4.3 million, respectively, from the same periods in 2015, reflecting growth in loans and a favorable shift in the mix of deposits to lower cost categories. The loan loss provision charged to earnings amounted to $1.8 million and $2.8 million, respectively, for the three and nine months ended September 30, 2016, compared to $200 thousand and $300 thousand, respectively, for the three and nine months ended September 30, 2015. The increase in the loan loss provision largely reflected additional loss exposure allocated to one commercial mortgage relationship. Noninterest income derived from the Commercial Banking segment totaled $7.1 million and $17.3 million, respectively, for the three and nine months ended September 30, 2016, up by $2.6 million and $2.2 million, respectively, from the comparable periods in 2015, reflecting increases in mortgage banking revenues and loan related derivative income. Commercial Banking noninterest expenses for the three and nine months ended September 30, 2016 were up by $1.0 million and $2.7 million, respectively, from the same periods in 2015, largely due to increases in salaries and benefit costs.

The Wealth Management Services segment reported net income of $2.3 million and $4.9 million, respectively, for the three and nine months ended September 30, 2016, compared to $1.0 million and $3.3 million, respectively, for the same periods in 2015. Noninterest income derived from the Wealth Management Services segment was $9.6 million and $28.3 million, respectively, for the three and nine months ended September 30, 2016, up by $721 thousand and $2.0 million compared to the same periods in 2015. The increase in the nine month period comparison was largely due to the acquisition of Halsey on August 1, 2015. Noninterest expenses for the Wealth Management Services segment totaled $6.1 million and $20.5 million, respectively, for the three and nine months ended September 30, 2016, down by $1.1 million and up by $315 thousand, respectively, from the same periods in 2015. Included in noninterest expenses for the three and nine months ended September 30, 2016 was a $939 thousand and $898 thousand benefit, respectively, resulting from the reduction of a contingent consideration liability. The three and nine month periods ended September 30, 2015 included acquisition related expenses of $504 thousand and $937 thousand, respectively. Excluding the impacts of the contingent consideration liability reduction and the acquisition related expenses, noninterest expenses increased by $304 thousand and $2.2 million, respectively, for the three and nine months ended September 30, 2016. These increases were largely due to the acquisition of Halsey.

Net income attributed to the Corporate unit amounted to $1.8 million and $5.6 million, respectively, for the three and nine months ended September 30, 2016, compared to $1.8 million and $5.5 million, respectively, for the same periods in 2015. Net interest income for the Corporate unit for the three and nine months ended September 30, 2016 was down modestly compared to the same periods in 2015. Noninterest income for the Corporate unit for the three and nine months ended September 30, 2016, was $537 thousand and $2.2 million, respectively, compared to $513 thousand and $1.8 million, respectively, from the corresponding 2015 periods. The increase in the nine month period comparison was largely due to nontaxable income of $589 thousand associated with the receipt of BOLI proceeds in the second quarter of 2016. Noninterest expenses for the Corporate unit for the three and nine months ended September 30, 2016 were up by $214 thousand and $761 thousand, respectively, from the same periods in 2015. The increase in the nine month period comparison was largely due to debt prepayment penalty expense incurred in the first quarter of 2016. See additional discussion regarding debt prepayment penalty expense in the “Borrowings” section under the caption “Sources of Funds and Other Liabilities.”

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

FTE net interest income for the three and nine months ended September 30, 2016 amounted to $28.0 million and $84.0 million, respectively, up from $26.7 million and $79.8 million, respectively, for the same periods in 2015. The net interest margin was 2.94% and 3.07%, respectively, for the three and nine months ended September 30, 2016, compared to 3.07% and 3.13%, respectively, for the same periods a year ago. Loan prepayment fees and certain other fees of $441 thousand and $1.7 million, respectively, were recognized in the three and nine months ended September 30, 2016, compared to $245 thousand and $1.2 million, respectively, for the same periods in 2015. Excluding these amounts from each period, net interest income for the three and nine months ended September 30, 2016 increased by $1.2 million and $3.7 million, respectively, and net interest margin declined by 15 basis points and 8 basis points, respectively.

Average interest-earning assets for three and nine months ended September 30, 2016 were up by 10% and 7%, respectively, from the average balances for the same periods in 2015, largely due to additions to the securities portfolio and loan growth. The yield on average interest-earning assets for the three and nine months ended September 30, 2016 was 3.55% and 3.68%, respectively, compared to 3.70% and 3.78%, respectively for the same periods in 2015. Excluding the impact of loan prepayment fee income and certain other fees in both periods, the yield on average interest-earning assets was 3.51% and 3.62%, respectively, for the three and nine months ended September 30, 2016, compared to 3.68% and 3.74%, respectively, for the same periods in 2015. While yields on prime-based and short-term LIBOR-based loans benefited from the increase in the short-term borrowing rate announced by the Federal Reserve in December 2015, the impact of a sustained low interest rate environment has generally resulted in lower asset yields.

Total average loans for the three and nine months ended September 30, 2016 increased by $187.6 million and $159.0 million, respectively, from the average balances for the comparable 2015 periods, primarily due to growth in average commercial real estate loan balances.  The yield on total loans for the three and nine months ended September 30, 2016 was 3.81% and 3.90%, respectively, down by 8 basis points and 6 basis points, respectively, from the same periods in 2015. Excluding the impact of loan prepayment fee income and certain other fees, the yield on total loans for the three and nine months ended September 30, 2016 was 3.75% and 3.83%, down by 11 basis points and 8 basis points, respectively, from the three and nine months ended September 30, 2015. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, yields on total loans may continue to decline.

Total average securities for the three and nine months ended September 30, 2016 increased by $165.8 million and $85.1 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on securities for the three and nine months ended September 30, 2016 decreased by 51 basis points and 40 basis points, respectively, from the comparable periods in 2015, due to purchases of lower yielding securities and runoff of higher yielding securities.

Average interest-bearing liabilities for the three and nine months ended September 30, 2016 increased by $298.9 million and $195.5 million, respectively, from the average balances for the same periods in 2015, largely reflecting increases in average FHLBB advances and decreases in average money market account balances. The cost of funds for the three and nine months ended September 30, 2016 declined by 3 basis points and 6 basis points, respectively, from the comparable 2015 periods, largely due to a decline in the rate paid on money market accounts and FHLBB advances. See additional discussion under the caption “Sources of Funds and Other Liabilities.”

The average balance of FHLBB advances for the three and nine months ended September 30, 2016 increased by $264.9 million and $170.1 million, respectively, compared to the average balances for the same periods in 2015. The average rate paid on such advances for the three and nine months ended September 30, 2016 was 1.52% and 1.64%, compared to 1.85% and 1.90%, respectively, for the same periods in 2015.

Total average interest-bearing deposits for the three and nine months ended September 30, 2016 increased by $34.0 million and $25.4 million, respectively, from the average balances for the same periods in 2015. Included in total average interest-bearing deposits for the three and nine months ended September 30, 2016 were $310.7 million and $303.4 million, respectively, of out-of-market wholesale brokered time certificates of deposit, compared to $279.8 million and $286.7 million, respectively, for the same periods in 2015. The average rate paid on wholesale brokered time deposits for both the three and nine months ended September 30, 2016 increased by 12 basis points, compared to the same periods in 2015.

Excluding wholesale brokered time deposits, average in-market interest-bearing deposits for the three and nine months ended September 30, 2016 increased by $3.1 million and $8.7 million, respectively, from the average balances for the same periods in 2015. The average rate paid on in-market interest-bearing deposits for the three and nine months ended September 30, 2016 decreased by 7 basis points and 9 basis points, respectively, compared to the same periods in 2015, largely due to lower rates on money market accounts.

The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2016 increased by $43.0 million and $36.1 million, respectively, from the average balances for the same periods in 2015.

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

Three months ended September 30,	2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$1,079,917	$9,362	3.45	$869,471	$7,898	3.60
Construction & development	86,623	712	3.27	118,243	897	3.01
Commercial & industrial	565,170	6,382	4.49	583,931	6,680	4.54
Total commercial loans	1,731,710	16,456	3.78	1,571,645	15,475	3.91
Residential real estate loans, including mortgage loans held for sale	1,080,302	10,386	3.82	1,050,949	10,329	3.90
Consumer loans	341,829	3,340	3.89	343,603	3,283	3.79
Total loans	3,153,841	30,182	3.81	2,966,197	29,087	3.89
Cash, federal funds sold and short-term investments	88,414	93	0.42	89,280	47	0.21
FHLBB stock	37,933	288	3.02	37,730	309	3.25
Taxable debt securities	497,738	3,024	2.42	316,214	2,178	2.73
Nontaxable debt securities	22,038	336	6.07	37,780	567	5.95
Total debt securities	519,776	3,360	2.57	353,994	2,745	3.08
Total interest-earning assets	3,799,964	33,923	3.55	3,447,201	32,188	3.70
Noninterest-earning assets	262,724			231,286
Total assets	$4,062,688			$3,678,487
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$39,865	$13	0.13	$30,392	$5	0.07
NOW accounts	402,307	51	0.05	357,128	53	0.06
Money market accounts	709,549	487	0.27	820,597	951	0.46
Savings accounts	352,032	52	0.06	303,587	52	0.07
Time deposits (in-market)	552,576	1,408	1.01	541,486	1,338	0.98
Wholesale brokered time deposits	310,740	1,099	1.41	279,839	909	1.29
FHLBB advances	690,843	2,641	1.52	425,931	1,987	1.85
Junior subordinated debentures	22,681	125	2.19	22,681	232	4.06
Other	53	1	7.51	104	2	7.63
Total interest-bearing liabilities	3,080,646	5,877	0.76	2,781,745	5,529	0.79
Non-interest bearing demand deposits	520,439			477,393
Other liabilities	69,370			52,625
Shareholders’ equity	392,233			366,724
Total liabilities and shareholders’ equity	$4,062,688			$3,678,487
Net interest income		$28,046			$26,659
Interest rate spread			2.79			2.91
Net interest margin			2.94			3.07

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2016	2015
Commercial loans	$549	$461
Nontaxable debt securities	118	201
Total	$667	$662

Nine months ended September 30,	2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$1,011,327	$26,569	3.51	$864,941	$23,394	3.62
Construction & development	110,914	2,806	3.38	100,787	2,336	3.10
Commercial & industrial	587,098	20,470	4.66	597,887	20,987	4.69
Commercial loans	1,709,339	49,845	3.90	1,563,615	46,717	3.99
Residential real estate loans, including mortgage loans held for sale	1,045,532	30,521	3.90	1,035,408	30,745	3.97
Consumer loans	342,735	10,044	3.91	339,608	9,634	3.79
Total loans	3,097,606	90,410	3.90	2,938,631	87,096	3.96
Cash, federal funds sold and short-term investments	75,627	227	0.40	68,205	101	0.20
FHLBB stock	31,774	729	3.06	37,730	638	2.26
Taxable debt securities	418,034	7,881	2.52	319,786	6,613	2.76
Nontaxable debt securities	27,939	1,276	6.10	41,083	1,858	6.05
Total debt securities	445,973	9,157	2.74	360,869	8,471	3.14
Total interest-earning assets	3,650,980	100,523	3.68	3,405,435	96,306	3.78
Noninterest-earning assets	250,019			224,921
Total assets	$3,900,999			$3,630,356
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$44,490	$34	0.10	$35,430	$17	0.06
NOW accounts	397,329	161	0.05	350,151	153	0.06
Money market accounts	735,324	1,461	0.27	813,915	2,775	0.46
Savings accounts	339,616	148	0.06	298,635	148	0.07
Time deposits (in-market)	544,441	4,067	1.00	554,369	4,198	1.01
Wholesale brokered time deposits	303,442	3,188	1.40	286,728	2,754	1.28
FHLBB advances	577,501	7,106	1.64	407,363	5,780	1.90
Junior subordinated debentures	22,681	356	2.10	22,681	714	4.21
Other	66	4	8.10	116	7	8.07
Total interest-bearing liabilities	2,964,890	16,525	0.74	2,769,388	16,546	0.80
Demand deposits	488,767			452,691
Other liabilities	61,555			49,786
Shareholders’ equity	385,787			358,491
Total liabilities and shareholders’ equity	$3,900,999			$3,630,356
Net interest income		$83,998			$79,760
Interest rate spread			2.94			2.98
Net interest margin			3.07			3.13

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2016	2015
Commercial loans	$1,657	$1,378
Nontaxable debt securities	451	655
Total	$2,108	$2,033

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months			Nine months
	September 30, 2016 vs. 2015			September 30, 2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial mortgages	$1,828	($364)	$1,464	$3,880	($705)	$3,175
Construction & development	(255)	70	(185)	246	224	470
Commercial & industrial	(209)	(89)	(298)	(397)	(120)	(517)
Total commercial loans	1,364	(383)	981	3,729	(601)	3,128
Residential real estate loans, including mortgage loans held for sale	293	(236)	57	297	(521)	(224)
Consumer loans	(18)	75	57	90	320	410
Cash, federal funds sold and other short-term investments	—	46	46	12	114	126
FHLBB stock	2	(23)	(21)	(111)	202	91
Taxable debt securities	1,124	(278)	846	1,878	(610)	1,268
Nontaxable debt securities	(241)	10	(231)	(599)	17	(582)
Total interest income	2,524	(789)	1,735	5,296	(1,079)	4,217
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	2	6	8	5	12	17
NOW accounts	7	(9)	(2)	27	(19)	8
Money market accounts	(114)	(350)	(464)	(249)	(1,065)	(1,314)
Savings accounts	8	(8)	—	22	(22)	—
Time deposits (in-market)	30	40	70	(87)	(44)	(131)
Wholesale brokered time deposits	105	85	190	165	269	434
FHLBB advances	1,063	(409)	654	2,188	(862)	1,326
Junior subordinated debentures	—	(107)	(107)	—	(358)	(358)
Other	(1)	—	(1)	(3)	—	(3)
Total interest expense	1,100	(752)	348	2,068	(2,089)	(21)
Net interest income	$1,424	($37)	$1,387	$3,228	$1,010	$4,238

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

The provision for loan losses charged to earnings amounted to $1.8 million and $2.8 million, respectively, for the three and nine months ended September 30, 2016, compared to a loan loss provision of $200 thousand and $300 thousand, respectively, recognized for the three and nine months ended September 30, 2015. The increase in the loan loss provision largely reflected additional loss exposure allocated to one commercial mortgage relationship with a carrying value of $6.4 million at September 30, 2016. See additional discussion under the caption “Asset Quality” for further information on this nonaccrual commercial mortgage relationship.

For the three and nine months ended September 30, 2016, net charge-offs totaled $2.0 million and $4.2 million, respectively. Net-charge offs for the same periods in 2015 were $626 thousand and $1.2 million, respectively. The increase in net charge-offs in 2016 was largely due to charge-offs recognized on the commercial mortgage relationship noted above.

The allowance for loan losses was $25.6 million, or 0.81% of total loans, at September 30, 2016, compared to $27.1 million, or 0.90% of total loans, at December 31, 2015. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2016	2015	$	%	2016	2015	$	%
Noninterest income:
Wealth management revenues	$9,623	$8,902	$721	8%	$28,278	$26,249	$2,029	8%
Mortgage banking revenues	3,734	1,990	1,744	88	8,642	7,319	1,323	18
Service charges on deposit accounts	915	986	(71)	(7)	2,757	2,894	(137)	(5)
Card interchange fees	870	849	21	2	2,527	2,389	138	6
Income from bank-owned life insurance	521	498	23	5	2,110	1,480	630	43
Loan related derivative income	1,178	327	851	260	2,331	1,689	642	38
Equity in earnings (losses) of unconsolidated subsidiaries	(88)	(69)	(19)	(28)	(265)	(224)	(41)	(18)
Other income	508	430	78	18	1,429	1,398	31	2
Total noninterest income	$17,261	$13,913	$3,348	24%	$47,809	$43,194	$4,615	11%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2016	2015	$	%	2016	2015	$	%
Wealth management revenues:
Trust and investment management fees	$8,358	$7,768	$590	8%	$24,618	$22,148	$2,470	11%
Mutual fund fees	812	989	(177)	(18)	2,467	3,057	(590)	(19)
Asset-based revenues	9,170	8,757	413	5	27,085	25,205	1,880	7
Transaction-based revenues	453	145	308	212	1,193	1,044	149	14
Total wealth management revenues	$9,623	$8,902	$721	8%	$28,278	$26,249	$2,029	8%

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2016	2015	2016	2015
Wealth management assets under administration:
Balance at the beginning of period	$5,905,019	$5,211,548	$5,844,636	$5,069,966
Acquisition of Halsey Associates, Inc. (Aug. 1, 2015)	—	839,994	—	839,994
Net investment appreciation & income	192,518	(316,121)	286,354	(249,181)
Net client asset flows	(40,678)	(21,220)	(74,131)	53,422
Balance at the end of period	$6,056,859	$5,714,201	$6,056,859	$5,714,201

Wealth management revenues for the three and nine months ended September 30, 2016 were $9.6 million and $28.3 million, respectively, up by 8% from both comparable periods in 2015, largely due to the acquisition of Halsey on August 1, 2015. Included in the three and nine months ended September 30, 2016 were asset-based revenues of $1.0 million and $3.0 million, respectively, generated by Halsey. Comparable amounts for the same periods in 2015 were $662 thousand and $2.3 million, respectively. Assets under administration amounted to $6.1 billion at September 30, 2016, a record high for Washington Trust. Assets under administration were up by $343 million, or 6%, from a year ago.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Mortgage banking revenues totaled $3.7 million and $8.6 million, respectively, for the three and nine months ended September 30, 2016, up by $1.7 million and $1.3 million, respectively, compared to the same periods in 2015. For the three and nine months ended September 30, 2016, residential mortgages sold to the secondary market, including brokered loans, totaled $164.2 million and $409.2 million, respectively, compared to $132.4 million and $403.5 million, respectively, for the same periods in 2015.

Income from BOLI for the three and nine months ended September 30, 2016 totaled $521 thousand and $2.1 million, respectively, up by $23 thousand and $630 thousand, respectively, compared to the same periods in 2015. The increase in the nine month period comparison was due to a $589 thousand gain that was recognized in the second quarter of 2016 resulting from the receipt of tax-exempt life insurance proceeds.

Loan related derivative income for the three and nine months ended September 30, 2016 totaled $1.2 million and $2.3 million, respectively, compared to $327 thousand and $1.7 million, respectively, for the same periods in 2015. On a year-to-date basis, loan related derivative income increased largely due to increased commercial loan borrower demand for interest rate swap transactions.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2016	2015	$	%	2016	2015	$	%
Noninterest expenses:
Salaries and employee benefits	$16,908	$15,971	$937	6%	$50,693	$46,971	$3,722	8%
Net occupancy	1,766	1,721	45	3	5,376	5,276	100	2
Equipment	1,648	1,424	224	16	4,652	4,140	512	12
Outsourced services	1,254	1,250	4	—	3,911	3,774	137	4
Legal, audit and professional fees	691	630	61	10	1,982	1,916	66	3
FDIC deposit insurance costs	504	467	37	8	1,488	1,376	112	8
Advertising and promotion	370	356	14	4	1,055	1,201	(146)	(12)
Amortization of intangibles	321	260	61	23	966	571	395	69
Debt prepayment penalties	—	—	—	—	431	—	431	—
Acquisition related expenses	—	504	(504)	(100)	—	937	(937)	(100)
Change in fair value of contingent consideration	(939)	16	(955)	(5,969)	(898)	16	(914)	(5,713)
Other	2,127	1,939	188	10	6,474	6,190	284	5
Total noninterest expense	$24,650	$24,538	$112	—%	$76,130	$72,368	$3,762	5%

Noninterest Expense Analysis
For the three and nine months ended September 30, 2016, salaries and employee benefit costs totaled $16.9 million and $50.7 million, respectively, up by $937 thousand, or 6%, and $3.7 million, or 8%, respectively, compared to the same periods in 2015. Excluding costs attributable to Halsey, which was acquired on August 1, 2015, and employee severance costs of $425 thousand incurred in the second quarter of 2016, total salaries and employee benefit costs were up by $764 thousand, or 5%, and $2.2 million, or 5%, respectively. These increases were concentrated in our wealth management division and mortgage banking business line.

Equipment expense for the three and nine months ended September 30, 2016 amounted to $1.6 million and $4.7 million, respectively, up by $224 thousand and $512 thousand, respectively, from the corresponding periods in 2015, reflecting additional investments in technology.

Amortization of intangibles amounted to $321 thousand and $966 thousand, respectively, for three and nine months ended September 30, 2016, up by $61 thousand and $395 thousand, respectively, from the same periods in 2015, due to the amortization of intangible assets associated with the acquisition of Halsey in August 2015.

Prepayment of FHLBB advances in March 2016 resulted in the recognition of $431 thousand of debt prepayment penalty expense in the first quarter of 2016. See additional discussion under the caption “Sources of Funds and Other Liabilities.”

As a result of the acquisition of Halsey in August 2015, acquisition related expenses amounting to $504 thousand and $937 thousand, respectively, were recognized in the three and nine months ended September 30, 2015.

In the third quarter of 2016, the Corporation recorded a reduction to noninterest expenses of $939 thousand resulting from a change in fair value of a contingent consideration liability. As part of the consideration to acquire Halsey, a contingent consideration liability was initially recorded at fair value in August 2015 representing the estimated present value of future earn-outs to be paid based on the future revenue growth of Halsey during the 5-year period following the acquisition. This contingent consideration liability is remeasured at each reporting period taking into consideration changes in probability estimates regarding the likelihood of Halsey achieving revenue growth targets during the earn-out period. Downturns in the equity markets during the post-acquisition period have caused the estimated revenue growth to fall below the assumed levels at the time of the initial estimate and, as a result, the Corporation reduced the estimated liability with a corresponding reduction in noninterest expenses.

Income Taxes
Income tax expense amounted to $5.9 million and $16.5 million, respectively, for the three and nine months ended September 30, 2016, compared to $5.0 million and $15.5 million, respectively, for the same periods in 2015. The Corporation’s effective tax rate was 32.2% and 32.5%, respectively, for the three and nine months ended September 30, 2016, compared to 32.7% and 32.2%, respectively, for the three and nine months ended September 30, 2015.

Financial Condition
Summary
Total assets amounted to $4.2 billion at September 30, 2016, up by $432.4 million, or 11%, from the end of 2015, largely reflecting growth in the commercial real estate loan portfolio, purchases of residential real estate loans and additions to the investment securities portfolio.

Nonperforming assets as a percentage of total assets amounted to 0.59% and 0.58%, respectively, at September 30, 2016 and December 31, 2015. Past due loans as a percentage of total loans amounted to 0.67% and 0.58%, respectively, at September 30, 2016 and December 31, 2015.

In 2016, total deposits increased by $103.1 million, or 4%, including a net increase of $56.5 million of out-of-market brokered time certificates of deposit. FHLBB advances amounted to $671.6 million, up by $292.6 million, or 77%, from December 31, 2015.

Shareholders’ equity totaled $395.3 million at September 30, 2016, up by $19.9 million from the balance at the end of 2015.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 12.31% at September 30, 2016, compared to 12.58% at December 31, 2015. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2016 and December 31, 2015, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$75,484	13%	$77,015	21%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	442,687	79	234,856	61
Obligations of states and political subdivisions	18,396	3	36,080	10
Individual name issuer trust preferred debt securities	25,684	5	25,138	7
Corporate bonds	2,005	—	1,955	1
Total securities available for sale	$564,256	100%	$375,044	100%

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$16,848	100%	$20,023	100%
Total securities held to maturity	$16,848	100%	$20,023	100%

As of September 30, 2016, the securities portfolio totaled $581.1 million, or 14% of total assets, compared to $395.1 million, or 10% or total assets, as of December 31, 2015. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises. The securities portfolio increased by $186.0 million, or 47%, in 2016, largely due to purchases of government agency mortgage-backed securities. See additional disclosure regarding investment activities in the Corporation’s Consolidated Statements of Cash Flows.

At September 30, 2016 and December 31, 2015, the net unrealized gain position on securities available for sale and held to maturity amounted to $4.9 million and $2.2 million, respectively, and included gross unrealized losses of $4.5 million and $5.5 million, respectively.  These gross unrealized losses were temporary in nature and concentrated in variable rate trust preferred securities issued by financial services companies.

Obligations of States and Political Subdivisions
The carrying amount of obligations of states and political subdivisions included in our securities portfolio at September 30, 2016 totaled $18.4 million. The following table presents obligations of states and political subdivisions by geographic location:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
New Jersey	$12,219	$116	$—	$12,335
New York	3,280	18	—	3,298
Pennsylvania	994	3	—	997
Other	1,746	20	—	1,766
Total	$18,239	$157	$—	$18,396

The following table presents obligations of states and political subdivisions by category:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
General obligations	$15,927	$147	$—	$16,074
Revenue obligations (1)	2,312	10	—	2,322
Total	$18,239	$157	$—	$18,396

(1)	Includes water and sewer districts, tax revenue obligations and other.

Washington Trust owns trust preferred security holdings of 7 individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	September 30, 2016				Credit Ratings
					September 30, 2016		Form 10-Q Filing Date
Named Issuer (parent holding company)	(i)	Amortized Cost	Fair Value	Unrealized Losses	Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,786	$8,158	($1,628)	Baa2	BBB-	Baa2	BBB-
Bank of America Corporation	2	4,808	4,217	(591)	Ba1 (ii)	BB+ (ii)	Ba1 (ii)	BB+ (ii)
Wells Fargo & Company	2	5,159	4,568	(591)	A1/Baa1	BBB+/BBB	A1/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,178	3,523	(655)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,987	1,730	(257)	A3	BBB+	A3	BBB+
State Street Corporation	1	1,979	1,800	(179)	A3	BBB	A3	BBB
Huntington Bancshares Incorporated	1	1,945	1,688	(257)	Baa2	BB (ii)	Baa2	BB (ii)
Totals	10	$29,842	$25,684	($4,158)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between September 30, 2016 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

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

Loans
Total loans amounted to $3.2 billion at September 30, 2016, up by $168.2 million, or 6%, from the end of 2015, reflecting growth in the commercial real estate loan portfolio and purchases of residential real estate loans.

Commercial Loans
The commercial loan portfolio represented 55% of total loans at September 30, 2016. In making commercial loans, we may occasionally solicit the participation of other banks. Washington Trust also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Commercial loans fall into two major categories, commercial real estate and commercial and industrial loans. Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loans is also collateralized by real estate.  Commercial and industrial loans also include tax exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans
Commercial real estate loans amounted to $1.2 billion at September 30, 2016, up by $130.7 million, or 12%, from the balance at December 31, 2015. The growth in commercial real estate loans was in large part due to business cultivation efforts with new and existing borrowers, with an emphasis on larger loan balances to borrowers or groups of related borrowers. Included in the end of period commercial real estate amounts were construction and development loans of $98.7 million and $122.3 million, respectively, at September 30, 2016 and December 31, 2015.

At September 30, 2016, shared national credit balances outstanding included in the commercial real estate loan portfolio totaled $24.5 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

Commercial real estate loans are secured by a variety of property types, with approximately 90% of the total at September 30, 2016 composed of retail facilities, office buildings, multi-family dwellings, commercial mixed use properties, lodging, healthcare facilities and industrial and warehouse properties. The average loan balance outstanding in the portfolio was $2.2 million and the largest individual commercial real estate loan outstanding was $27.0 million as of September 30, 2016.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,097,935	93%	$959,883	91%
New York, New Jersey, Pennsylvania	73,893	6	80,989	8
New Hampshire	13,082	1	13,377	1
Total	$1,184,910	100%	$1,054,249	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $572.3 million at September 30, 2016, down by $28.0 million from the balance at December 31, 2015.

At September 30, 2016, shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $67.0 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

The commercial and industrial loan portfolio includes loans to a variety of business types.  Approximately 95% of the total is composed of health care/social assistance, owner occupied and other real estate, manufacturing, retail trade, professional, scientific and technical, transportation and warehousing, entertainment and recreation, public administration, educational and other services, finance and insurance, wholesale trade, accommodation and food services and construction businesses. The average loan balance outstanding in the portfolio was $460 thousand and the largest individual commercial and industrial loan outstanding was $21.2 million as of September 30, 2016.

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

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2016	2015	2016	2015
Originations for retention in portfolio	$90,308	$76,963	$191,934	$196,772
Originations for sale to the secondary market (1)	170,673	126,353	415,174	389,709
Total	$260,981	$203,316	$607,108	$586,481

(1)	Also includes loans originated in a broker capacity.

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2016	2015	2016	2015
Loans sold with servicing rights retained	$44,611	$37,782	$116,869	$117,731
Loans sold with servicing rights released (1)	119,572	94,645	292,318	285,770
Total	$164,183	$132,427	$409,187	$403,501

(1)	Also includes loans originated in a broker capacity.

Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.3 million at both September 30, 2016 and December 31, 2015. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $505.7 million and $458.6 million, respectively, as of September 30, 2016 and December 31, 2015.

Residential real estate loans held in portfolio amounted to $1.1 billion at September 30, 2016, up by $66.3 million, or 7%, from the balance at December 31, 2015. Included in the residential real estate loan portfolio were purchased residential mortgage balances totaling $96.3 million and $27.5 million, respectively, as of September 30, 2016 and December 31, 2015. During the nine months ended September 30, 2016, the Corporation purchased $75.3 million of residential mortgages. These loans were individually evaluated to Washington Trust’s underwriting standards and are predominantly secured by properties located in Massachusetts.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,062,256	98.3%	$995,743	98.2%
New Hampshire, Vermont, Maine	11,827	1.1	10,186	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	2,851	0.3	4,163	0.4
Ohio	1,077	0.1	1,557	0.2
Other	1,876	0.2	1,906	0.2
Total	$1,079,887	100.0%	$1,013,555	100.0%

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft.

The consumer loan portfolio totaled $344.3 million at September 30, 2016, down by $772 thousand from December 31, 2015. Home equity lines and home equity loans represented 88% of the total consumer portfolio at September 30, 2016. The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $29.8 million and $34.5 million, respectively, at September 30, 2016 and December 31, 2015.

Investment in Bank-Owned Life Insurance
BOLI amounted to $70.6 million and $65.5 million at September 30, 2016 and December 31, 2015, respectively. In the third quarter of 2016, Washington Trust purchased an additional $5.0 million of bank owned life insurance policy contracts. BOLI provides a means to mitigate increasing employee benefit costs. Washington Trust expects to benefit from its BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Sep 30, 2016	Dec 31, 2015
Nonaccrual loans:
Commercial mortgages	$10,357	$5,711
Commercial construction & development	—	—
Commercial & industrial	1,744	3,018
Residential real estate mortgages	10,140	10,666
Consumer	1,709	1,652
Total nonaccrual loans	23,950	21,047
Property acquired through foreclosure or repossession, net	1,045	716
Total nonperforming assets	$24,995	$21,763

Nonperforming assets to total assets	0.59%	0.58%
Nonperforming loans to total loans	0.75%	0.70%
Total past due loans to total loans	0.67%	0.58%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets totaled $25.0 million, or 0.59% of total assets, at September 30, 2016, compared to $21.8 million, or 0.58% of total assets, at December 31, 2015.

Property acquired through foreclosure or repossession amounted to $1.0 million at September 30, 2016 and consisted of 2 commercial properties and 1 residential property.

Nonaccrual Loans
During the nine months ended September 30, 2016, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.  There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2016.

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2016				December 31, 2015
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$7,855	$2,502	$10,357	0.95%	$4,504	$1,207	$5,711	0.61%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	1,047	697	1,744	0.30	48	2,970	3,018	0.50
Residential real estate mortgages	4,694	5,446	10,140	0.94	3,294	7,372	10,666	1.05
Consumer	840	869	1,709	0.50	740	912	1,652	0.48
Total nonaccrual loans	$14,436	$9,514	$23,950	0.75%	$8,586	$12,461	$21,047	0.70%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of September 30, 2016, the composition of nonaccrual loans was 51% commercial and 49% residential and consumer, compared to 41% and 59%, respectively, at December 31, 2015.

Nonaccrual commercial mortgage loans amounted to $10.4 million at September 30, 2016, up by $4.6 million from the balance at the end of 2015. The balance of nonaccrual commercial mortgages as of September 30, 2016 was concentrated in 2 relationships.

The increase in nonaccrual commercial mortgages in 2016 reflected the classification into nonaccrual status of 2 loans in a commercial mortgage relationship with a carrying value of $6.4 million, net of charge-offs, at September 30, 2016. A third loan in this relationship was on nonaccrual status at December 31, 2015 with a carrying value of $1.2 million at that time. A loss allocation for the full amount was provided for in the allowance for loan losses at December 31, 2015 and during the first quarter of 2016, the third loan was fully charged off. In the third quarter of 2016, this relationship became past due and the Corporation recognized an additional charge-off of $1.9 million. This relationship represented the Corporation’s largest nonaccrual commercial mortgage relationship at September 30, 2016. This relationship is secured by mixed use properties in Connecticut and was previously modified and reported as a troubled debt restructuring. It is collateral dependent and based on the estimated fair value of the underlying collateral, a $956 thousand loss allocation was deemed necessary at September 30, 2016. The second largest relationship in nonaccrual commercial mortgages was a loan with a carrying value of $4.0 million at September 30, 2016. This loan was previously modified in a troubled debt restructuring and has been on nonaccrual status since the third quarter of 2014. This loan is secured by commercial mixed use property in Connecticut and is collateral dependent. Based on the estimated fair value of the underlying collateral, no loss allocation was deemed necessary at September 30, 2016. See additional disclosure under the caption “Troubled Debt Restructurings.”

Nonaccrual commercial and industrial loans amounted to $1.7 million at September 30, 2016, down by $1.3 million from the balance at the end of 2015. This decline included the recognition of a $737 thousand charge-off in the second quarter of 2016 on one commercial and industrial loan. A substantial portion of the loss exposure associated with this charge-off was recognized prior to 2016.

Nonaccrual residential real estate mortgage loans totaled $10.1 million at September 30, 2016, down by $526 thousand from the balance at the end of 2015. As of September 30, 2016, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential mortgages at September 30, 2016 were 8 loans purchased for portfolio and serviced by others amounting to $2.0 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$10,352	0.95%	$4,555	0.49%
Commercial construction & development	—	—	—	—
Commercial & industrial	1,047	0.18	462	0.08
Residential real estate mortgages	8,291	0.77	9,286	0.92
Consumer loans	1,565	0.45	3,256	0.94
Total past due loans	$21,255	0.67%	$17,559	0.58%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of September 30, 2016, the composition of past due loans was 54% commercial and 46% residential and consumer, compared to 29% and 71%, respectively at December 31, 2015.

As of September 30, 2016, total past due loans amounted to $21.3 million, or 0.67% of total loans, compared to $17.6 million, or 0.58%, at December 31, 2015. The increase in past due loans was primarily due to a commercial mortgage relationship with a total carrying value of $6.4 million at September 30, 2016 that became past due in the third quarter of 2016. See additional disclosure about this relationship under the caption “Nonaccrual Loans.”

Total past due loans as of September 30, 2016 and December 31, 2015 included nonaccrual loans of $18.8 million and $13.6 million, respectively. All loans 90 days or more past due at September 30, 2016 and December 31, 2015 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of September 30, 2016, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)	Sep 30, 2016	Dec 31, 2015
Accruing troubled debt restructured loans:
Commercial mortgages	$1,189	$9,430
Commercial & industrial	660	853
Residential real estate mortgages	3,927	669
Consumer	108	228
Accruing troubled debt restructured loans	5,884	11,180
Nonaccrual troubled debt restructured loans:
Commercial mortgages	10,352	5,296
Commercial & industrial	1,570	1,371
Residential real estate mortgages	556	596
Consumer	110	—
Nonaccrual troubled debt restructured loans	12,588	7,263
Total troubled debt restructured loans	$18,472	$18,443

Loans classified as troubled debt restructurings amounted to $18.5 million and $18.4 million, respectively, at September 30, 2016 and December 31, 2015. The allowance for loans losses included specific reserves for troubled debt restructurings of $1.1 million and $1.8 million, respectively, at September 30, 2016 and December 31, 2015.

As of September 30, 2016, 82% of troubled debt restructured loans consisted of 4 relationships.

The largest troubled debt restructured relationship at September 30, 2016 consisted of a nonaccrual commercial mortgage relationship with a carrying value of $6.4 million. The restructuring took place in 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. The second largest troubled debt restructured relationship consisted of a nonaccrual commercial mortgage with a carrying value of $4.0 million at September 30, 2016. The restructuring took place in 2013 and included a modification of certain payment terms and a below-market rate concession for a temporary period. See additional disclosure about these two commercial mortgage relationships above under the caption “Nonaccrual Loans.” The third largest troubled debt restructured relationship consisted of an accruing residential real estate mortgage with a carrying value of $3.5 million at September 30, 2016. The restructuring took place in the second quarter of 2016 and included interest only payments for a temporary period of time. The fourth largest troubled debt restructured relationship consisted of an accruing commercial mortgage with a carrying value of $1.2 million at September 30, 2016, secured by a commercial office property. The restructuring took place in the third quarter of 2015 and included a modification of certain payment terms.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2016 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $6.8 million in potential problem loans at September 30, 2016, primarily comprised of one commercial and industrial relationship with a carrying value of $6.4 million. Management considers this relationship to be well-secured and it was current with respect to payment terms at

September 30, 2016. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at September 30, 2016 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Sep 30, 2016	Dec 31, 2015
Collateral dependent impaired loans (1)	$26,812	$26,998
Impaired loans measured on discounted cash flow method (2)	3,022	5,228
Total impaired loans	$29,834	$32,226

(1)	Net of partial charge-offs of $3.0 million and $1.4 million, respectively, at September 30, 2016 and December 31, 2015.

(2)	Net of partial charge-offs of $21 thousand and $114 thousand, respectively, at September 30, 2016 and December 31, 2015.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	September 30, 2016			December 31, 2015
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$29,834	$1,194	4.00%	$32,226	$2,583	8.02%
Loans collectively evaluated for impairment	3,151,521	24,455	0.78	2,980,901	24,486	0.82
Total	$3,181,355	$25,649	0.81%	$3,013,127	$27,069	0.90%

Based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with growth in the loan portfolio, a loan loss provision totaling $1.8 million and $2.8 million, respectively, was charged to earnings for the three and nine months ended September 30, 2016, compared to $200 thousand and $300 thousand, respectively, for the three and nine months ended September 30, 2015.

Net charge-offs were $2.0 million and $4.2 million, respectively, for the three and nine months ended September 30, 2016. Net-charge offs for the same periods in 2015 were $626 thousand and $1.2 million, respectively. The increase in net charge-offs in 2016 was largely due to charge-offs recognized on a commercial mortgage relationship with a carrying value of $6.4 million at September 30, 2016. See additional discussion regarding this relationship under the caption “Nonaccrual Loans.”

As of September 30, 2016, the allowance for loan losses was $25.6 million, or 0.81% of total loans, compared to $27.1 million, or 0.90% of total loans, at December 31, 2015. The reduction in the overall ratio of allowance for loan losses to total loans reflects improvements in various measurements of loss exposure as well as the impact of charge-offs in 2016 for which loss exposure had been previously allocated at December 31, 2015.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends.

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$10,458	34%	$9,140	31%
Construction & development	982	3	1,758	4
Commercial & industrial	6,504	18	8,202	20
Residential real estate:
Mortgage	5,230	33	5,265	33
Homeowner construction	171	1	195	1
Consumer	2,304	11	2,509	11
Balance at end of period	$25,649	100%	$27,069	100%

(1)	Percentage of loans within the respective category to total loans outstanding.

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

Total deposits amounted to $3.0 billion at September 30, 2016, up by $103.1 million, or 4%, from December 31, 2015. This included a net increase of $56.5 million of out-of-market brokered time certificates of deposit. Excluding out-of-market brokered time certificates of deposit, in-market deposits were up by $46.6 million, or 2%, from the balance at December 31, 2015.

Demand deposits totaled $566.0 million at September 30, 2016, up by $28.7 million, or 5%, from December 31, 2015.

Money market accounts totaled $794.9 million at September 30, 2016, down by $28.6 million, or 3%, from December 31, 2015, reflecting outflows related to shifts in depositor preference for this category.

NOW account balances totaled $404.8 million at September 30, 2016, down by $7.8 million, from December 31, 2015. Savings accounts increased by $31.0 million, or 9%, from December 31, 2015 and amounted to $358.0 million at September 30, 2016.

Time deposits were $913.6 million at September 30, 2016, up by $79.8 million, or 10%, from December 31, 2015.  Included in time deposits at September 30, 2016 were out-of-market wholesale brokered time certificates of deposit of $359.0 million. Excluding out-of-market brokered certificates of deposit, in-market time deposits totaled $554.7 million at September 30, 2016, up by $23.3 million, or 4%, from December 31, 2015.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs and also to fund additions to the securities portfolio and loan growth. FHLBB advances amounted to $671.6 million at September 30, 2016, up by $292.6 million from the balance at the end of 2015.

In February 2016, FHLBB advances totaling $59.4 million with original maturity dates ranging from 2017 to 2019 were modified to dates ranging from 2020 to 2023. The original weighted average interest rate was 3.48% and was revised to 3.01%.

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

As of September 30, 2016, the funded status of the qualified defined benefit pension plan amounted to $6.6 million and was included in other assets in the Consolidated Balance Sheet. As of December 31, 2015, the unfunded status of this qualified plan amounted to $1.8 million and was included in other liabilities. The change in funded status of the qualified plan was due to a plan contribution made in the first quarter of 2016.

Non-qualified defined benefit retirement plan obligations were $12.8 million and $13.0 million, respectively, at September 30, 2016 and December 31, 2015 and were included in other liabilities. In accordance with the terms of these non-qualified plans, securities available for sale and other short-term investments with a carrying value of $12.1 million and $12.3 million, respectively, at September 30, 2016 and December 31, 2015 have been designated in rabbi trusts to be used for future benefit payments associated with these plans.

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

The Corporation expects full-year 2016 defined benefit plan costs to decrease by $1.2 million, compared to full-year 2015. This decrease primarily reflects an increase in the discount rate, a higher level of plan assets and a change to the “spot rate approach.” Approximately $515 thousand of the expected decrease in full-year 2016 defined benefit plan costs is attributable to the implementation of the “spot rate approach.” Defined benefit plan costs for the three and nine months ended September 30, 2016 decreased by $303 thousand and $910 thousand, respectively, compared to the same periods in 2015.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 65% of total average assets in the nine months ended September 30, 2016.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the nine months ended September 30, 2016.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

For the nine months ended September 30, 2016, net cash provided by financing activities amounted to $378.2 million, largely due to net cash inflows from FHLBB advances and increases in deposits. Net cash used in investing activities totaled $375.0 million for the nine months ended September 30, 2016. The most significant net cash outflows within investing activities included purchases of available for sale debt securities, FHLBB stock and loans, as well as organic growth in the loan portfolio. Net cash inflows within investing activities were largely from maturities, calls and principal repayments of debt securities. Net cash provided by operating activities amounted to $28.3 million for the nine months ended September 30, 2016. Net income totaled $34.3 million in the first nine months of 2016 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $395.3 million at September 30, 2016, up by $19.9 million from December 31, 2015, including net income of $34.3 million and a reduction of $18.8 million for dividend declarations.

On May 10, 2016, the shareholders of the Corporation approved an increase in the number of common stock shares authorized for issuance from 30 million to 60 million shares.

The ratio of total equity to total assets amounted to 9.40% at September 30, 2016 compared to a ratio of 9.95% at December 31, 2015.  Book value per share at September 30, 2016 and December 31, 2015 amounted to $23.11 and $22.06, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of September 30, 2016, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.”

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2016 and December 31, 2015, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2016 and December 31, 2015.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2016		December 31, 2015
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.49)%	(7.93)%	(2.43)%	(7.13)%
100 basis point rate increase	2.72	2.39	1.92	3.02
200 basis point rate increase	6.07	5.90	4.93	8.18
300 basis point rate increase	9.42	9.51	8.00	13.26

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2016 and December 31, 2015 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government sponsored enterprise securities (callable)	$953	($6,835)
Obligations of states and political subdivisions	54	(198)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	19,969	(31,164)
Trust preferred debt and other corporate debt securities	(250)	414
Total change in market value as of September 30, 2016	$20,726	($37,783)
Total change in market value as of December 31, 2015	$6,350	($26,362)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2016.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
3.1	Amendment to Restated Articles of Incorporation. File as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2016. (1)
10.1	Terms of Amended and Restated Change in Control with certain executive officers, dated September 22, 2016 – Filed herewith. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 4, 2016	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 4, 2016	By:	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer
(principal financial officer)

Date:	November 4, 2016	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller
(principal accounting officer)

Exhibit Index

Exhibit Number
3.1	Amendment to Restated Articles of Incorporation. File as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2016. (1)
10.1	Terms of Amended and Restated Change in Control with certain executive officers, dated September 22, 2016 – Filed herewith. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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