Form 10-K
period 2016-12-31
WASHINGTON TRUST BANCORP INC
filed 2017-03-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2016 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 BROAD STREET, WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     401-348-1200
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.0625 PAR VALUE PER SHARE	THE NASDAQ STOCK MARKET LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2016 was $559,496,756 based on a closing sales price of $37.92 per share as reported for the NASDAQ OMX®, which includes $16,614,898 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 28, 2017 was 17,191,070.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 13, 2017 for the Annual Meeting of Shareholders to be held April 25, 2017 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2016

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

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of the our competition; changes in legislation or regulation and accounting principles, policies and guidelines; increasing occurrences of cyberattacks, hacking and identity theft; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

ITEM 1.  Business.

Washington Trust Bancorp, Inc.
Washington Trust Bancorp, Inc. (the “Bancorp”), a publicly-owned registered bank holding company and financial holding company, was organized in 1984 under the laws of the state of Rhode Island.  The Bancorp’s common stock trades on the NASDAQ Market under the symbol WASH. The Bancorp owns all of the outstanding common stock of The Washington Trust Company, of Westerly (the “Bank”), a Rhode Island chartered commercial bank founded in 1800.  The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Bancorp.  See additional information under the caption “Subsidiaries.”

References in this report to “Washington Trust” or the “Corporation” refer to the Bancorp and its subsidiaries. Washington Trust offers a comprehensive product line of banking and financial services to individuals and businesses, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its automated teller machines (“ATMs”); telephone banking; mobile banking and its internet website (www.washtrust.com).

The accounting and reporting policies of Washington Trust conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  At December 31, 2016, Washington Trust had total assets of $4.4 billion, total deposits of $3.1 billion and total shareholders’ equity of $390.8 million.

Business Segments
Washington Trust manages its operations through two business segments: Commercial Banking and Wealth Management Services.  Activity not related to the segments, including activity related to the investment securities portfolio, wholesale matters and administrative units are considered Corporate.  See Note 19 to the Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
Lending Activities
Washington Trust’s total loan portfolio amounted to $3.2 billion, or 74% of total assets, at December 31, 2016. The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount, and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds, and government regulations.

Management evaluates the appropriateness of underwriting standards in response to changes in national and regional economic conditions, including such matters as market interest rates, energy prices, trends in real estate values, and employment levels.  Based on management’s assessment of these matters, underwriting standards and credit monitoring activities are enhanced from time to time in response to changes in these conditions.  These assessments may result in clarification of debt service ratio calculations, changes in geographic and loan type concentrations, modifications to loan to value standards for real estate collateral, changes in credit monitoring criteria, and enhancements to monitoring of construction loans.

Commercial Loans
The commercial loan portfolio represented 55% of total loans at December 31, 2016. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks. Washington Trust also participates from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Commercial loans fall into two major categories: commercial real estate and commercial and industrial loans.

Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial real estate loans frequently involve larger loan balances to single borrowers or groups of related borrowers. The Bank’s commercial real estate loans are secured by a variety of property types, such as retail facilities, office buildings, multi-family dwellings, commercial mixed use, lodging, healthcare facilities and industrial and warehouse properties. At December 31, 2016, commercial real estate loans represented 67% and 37%, respectively, of the commercial loan and total loan portfolios.

Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loan portfolio is also collateralized by real estate.  Commercial and industrial loans also include tax exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. The Bank’s commercial and industrial loan portfolio includes loans to business sectors such as health care/social assistance, owner occupied and other real estate, manufacturing, retail trade, professional, scientific and technical, transportation and warehousing, entertainment and recreation, educational services, accommodation and food services, public administration, construction businesses and other services, finance and insurance and wholesale trade businesses. At December 31, 2016, commercial and industrial loans represented 33% and 18%, respectively, of the commercial loan and total loan portfolios.

Residential Real Estate Loans
Washington Trust originates residential real estate mortgages through our residential mortgage lending offices in eastern Massachusetts and Connecticut. Our mortgage origination business reaches beyond our bank branch network, which is primarily located in Rhode Island.

The residential real estate loan portfolio consists of mortgage and homeowner construction loans secured by one- to four-family residential properties and represented 35% of total loans at December 31, 2016.  Residential real estate loans are primarily originated by commissioned mortgage originator employees. Residential real estate loans are originated both for sale in the secondary market as well as for retention in the Bank’s loan portfolio.  Loan sales to the secondary market provide funds for additional lending and other banking activities.  Loans originated for sale in the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate loans are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In 2016, residential mortgage loan originations for retention in portfolio amounted to $264.5 million, while loans originated for sale in the secondary market, including loans originated in a broker capacity, totaled $600.8 million.

Also included in the residential real estate mortgage portfolio are purchased mortgage loans secured by one- to four-family residential properties in southern New England and other states. These loans were purchased from other financial institutions and were individually evaluated to Washington Trust’s underwriting standards. The purchased residential mortgage loan portfolio as of December 31, 2016 was largely secured by properties located in Massachusetts. At December 31, 2016, purchased residential mortgages represented 11% and 4%, respectively, of the total residential real estate mortgage and total loan portfolios.

Consumer Loans
The consumer loan portfolio represented 10% of total loans as of December 31, 2016.  Consumer loans include home equity loans and lines of credit and personal installment loans.  Home equity lines and home equity loans represent 89% of the total consumer portfolio at December 31, 2016.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

Washington Trust also purchases loans to individuals secured by general aviation aircraft. These loans are individually underwritten by us at the time of purchase using standards similar to those employed for self-originated consumer loans. At December 31, 2016, these purchased loans represented 8% and 1%, respectively, of the total consumer loan and total loan portfolios.

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

The credit risk management function is conducted independently of the lending groups. Credit risk management is responsible for oversight of the commercial loan rating system, conducting analyses to determine loss exposure and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio to ensure compliance with the credit policy.  In addition, it is responsible for managing nonperforming and classified assets.  The criticized loan portfolio, which generally consists of commercial loans that are risk-rated special mention or worse, and other selected loans are monitored by credit risk management, focusing on the current status and strategies to improve the credit.  An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications.  This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.  Various techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans, along with selected targeted reviews within these portfolios.  Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio.  LTV is determined via statistical modeling analyses.  The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts.

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

Deposit Activities
At December 31, 2016, total deposits amounted to $3.1 billion. Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of deposit products with a range of interest rates and terms to consumer, commercial, non-profit and municipal deposit customers.  Washington Trust’s deposit accounts consist of interest-bearing checking, noninterest-bearing checking, savings, money market and certificates of deposit.  A variety of retirement deposit accounts are offered to personal and business customers.  Additional deposit services provided to customers include debit cards, ATMs, telephone banking, internet banking, mobile banking, remote deposit capture and other cash management services. From time to time, brokered time deposits from out-of-market institutional sources are utilized as part of our overall funding strategy.

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

At December 31, 2016, wealth management assets under administration totaled $6.1 billion. These assets are not included in the Consolidated Financial Statements. Washington Trust’s wealth management business generated revenues totaling $37.6 million in 2016, representing 21% of total revenues.  A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees and mutual fund fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

Investment Securities Portfolio
Washington Trust’s investment securities portfolio amounted to $755.5 million, or 17% of total assets, at December 31, 2016 and is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.  See Note 5 to the Consolidated Financial Statements for additional information.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  At

December 31, 2016, the Corporation’s investment securities portfolio consisted of obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities; municipal securities; individual name issuer trust preferred debt securities; and corporate debt securities.

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

Wholesale Funding Activities
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The Bank utilizes advances from the FHLBB to meet short-term liquidity needs, and also to fund additions to the securities portfolio and loan growth.  As a member of the FHLBB, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  At December 31, 2016, the Bank had advances payable to the FHLBB of $848.9 million. In addition the Bank had borrowing capacity remaining of $594.5 million, as well as a $40.0 million unused line of credit with the FHLBB at December 31, 2016.  The Bank pledges certain qualified investment securities and loans as collateral to the FHLBB. See Note 12 to the Consolidated Financial Statements for additional information.

Additional funding sources are available through the Federal Reserve Bank of Boston and in other forms of borrowing, such as securities sold under repurchase agreements. As noted above under the heading “Deposit Activities,” the Corporation also utilizes out-of-market brokered time deposits as part of its overall funding program.

Subsidiaries
The Bancorp’s subsidiaries include the Bank and Weston Securities Corporation (“WSC”).  In addition, as of December 31, 2016, the Bancorp also owned all of the outstanding common stock of WT Capital Trust I and WT Capital Trust II, special purpose finance entities formed with the sole purpose of issuing trust preferred debt securities and investing the proceeds in junior subordinated debentures of the Bancorp.  See Note 12 to the Consolidated Financial Statements for additional information.

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

The Bank has two registered investment adviser subsidiaries, Weston Financial Group, Inc. (“Weston Financial”) and Halsey Associates, Inc. (“Halsey”). Weston Financial and its broker-dealer and insurance agency subsidiaries were acquired by the Bancorp in August 2005 and are located in Wellesley, Massachusetts.  Halsey was acquired by the Bancorp in August 2015 and is located in New Haven, Connecticut. The acquisitions of Weston Financial and Halsey expanded the geographic reach of Washington Trust’s wealth management business.

The Bank also has a mortgage banking subsidiary, Washington Trust Mortgage Company LLC (“WTMC”) that is licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. See “-Supervision and Regulation-Consumer Protection Regulation-Mortgage Reform” for a discussion of certain regulations that apply to WTMC. Washington Trust’s residential mortgage origination business conducted in most of our residential mortgage lending offices located outside of Rhode Island is performed by this Bank subsidiary.

The Bank has other subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  In addition, the Bank has a subsidiary that was formed for the purpose of holding, monitoring and disposing of certain foreclosed properties. The Bank also has a limited liability company subsidiary that serves as a special limited partner responsible for certain administrative functions associated with the Bank’s investment in two real estate limited partnerships.

Weston Securities Corporation
WSC is a licensed introducing broker-dealer that offers mutual funds and variable annuities, primarily to Weston Financial clients.  WSC acts as the principal distributor to a group of mutual funds for which Weston Financial is the investment adviser.

Market Area
Washington Trust’s headquarters and main office is located in Westerly in Washington County, Rhode Island.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2016, the Bank had 10 branch offices located in southern Rhode Island (Washington County), 10 branch offices located in the greater Providence area in Rhode Island and 1 branch office located in southeastern Connecticut.  We continue our expansion efforts into the greater Providence area as both the population and number of businesses in that area far exceed those in southern Rhode Island. In 2016, Washington Trust opened a full-service branch in Providence, Rhode Island, and expects to open a full-service branch in Coventry, Rhode Island, in 2017.

Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  In addition to branch offices, the Bank has a commercial lending office at its main office and in the financial district of Providence, Rhode Island. As of December 31, 2016, Washington Trust has 7 residential mortgage lending offices: 4 located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley), 2 Connecticut offices (Glastonbury and Darien) and a Warwick, Rhode Island office. In 2016, we opened the residential mortgage lending office in Wellesley, Massachusetts.

Washington Trust provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island; Wellesley, Massachusetts; and New Haven, Connecticut.

Competition
Washington Trust faces considerable competition in its market area for all aspects of banking and related financial service activities.  Competition from both bank and non-bank organizations is expected to continue.

Washington Trust contends with strong competition both in generating loans and attracting deposits.  The primary factors in competing are interest rates, financing terms, fees charged, products offered, personalized customer service, online access to accounts and convenience of branch locations, ATMs and branch hours.  Competition comes from commercial banks, credit unions, savings institutions and internet banks, as well as other non-bank institutions.  Washington Trust faces strong competition from larger institutions with greater resources, broader product lines and larger delivery systems than the Bank. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank institutions, greater technological developments in the industry and continued bank regulatory changes.

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

Employees
At December 31, 2016, Washington Trust had 596 employees consisting of 564 full-time and 32 part-time and other employees.  Management considers relations with its employees to be good.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance and a 401(k) plan. The Corporation maintains a tax-qualified defined benefit pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as described in these plans. Defined benefit pension plans were previously amended to freeze benefit accruals after a ten-year transition period ending in December 2023. See Note 17 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	43-44
II.	Investment Portfolio	49-52, 91
III.	Loan Portfolio	53-56, 94
IV.	Summary of Loan Loss Experience	61-64, 103
V.	Deposits	43, 107-108
VI.	Return on Equity and Assets	30
VII.	Short-Term Borrowings	65, 108

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

Acquisitions and Activities.  The BHCA prohibits a bank holding company, without prior approval of the Federal Reserve, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company.

The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks.  In 2005, the Bancorp elected financial holding company status pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”).  As a financial holding company, the Bancorp is authorized to engage in certain financial activities in which a bank holding company that has not elected to be a financial holding company may not engage.  “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  Currently, as a financial holding company, the Bancorp engages, through its subsidiary WSC, in broker-dealer activities pursuant to this authority.

If a financial holding company or any depository institution subsidiary of a financial holding company fails to remain well capitalized and well managed, the Federal Reserve may impose such limitations on the conduct or activities of the financial holding company as the Federal Reserve determines to be appropriate, and the company and its affiliates may not commence any new activity or acquire control of shares of any company engaged in any activity that is authorized particularly for financial holding companies without first obtaining the approval of the Federal Reserve.  The company must also enter into an agreement with the Federal Reserve to comply with all applicable requirements to qualify as a financial holding company. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its non-banking subsidiaries engaged in activities not permissible for a bank holding company.  If an insured depository institution subsidiary of a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act (the “CRA”), the financial holding company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities, authorized particularly for financial holding companies or acquiring companies engaged in such activities.

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

Deposit Insurance.  The deposit obligations of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF.  The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor for deposits maintained in the same right and capacity at a particular insured depository institution.  The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio, to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%.  Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets.

To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks, which are generally banks with $10 billion or more in assets, will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%. Small banks, such as the Bank, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. The final rule provided that these changes would become effective July 1, 2016 if the reserve ratio reached 1.15% prior to that date. On June 30, 2016, the reserve ratio rose to 1.17%, which resulted in the revised deposit insurance assessment pricing becoming effective on July 1, 2016.

Deposit premiums are based on assets.  To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule updated the data and methodology that the FDIC uses to determine risk-based assessment rates for these institutions with the intent of better reflecting risks and ensuring that banks that take on greater risks pay more for deposit insurance than their less risky counterparts. The rule revised the financial ratios method used to determine assessment rates for these banks so that it is based on a statistical model that estimates the probability of failure over three years. The rule eliminated risk categories for established small banks and uses the financial ratios method. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. Under this method, each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures that are similar to the factors that the FDIC previously considered in assigning institutions to risk categories, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Under the small bank pricing rule, beginning the first assessment period after June 30, 2016, where the DIF’s reserve ratio has reached 1.15%, assessments for established small banks with a CAMELS rating of 1 or 2 will range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 or 5 may range from 11 to 30 basis points, after adjustments. Assessments for established small banks with a CAMELS rating of 3 will range from 3 to 30 basis points.

The FDIC has the power to adjust deposit insurance assessment rates at any time.  In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The Bank’s FDIC insurance expense in 2016 was $1.9 million.

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

Activities and Investments of Insured State-Chartered Banks.  Section 24 of the FDIA generally limits the types of equity investments an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks.  Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage via financial subsidiaries in certain activities that are permissible for subsidiaries of a financial holding company.  In order to form a financial subsidiary, a state-chartered bank must be “well capitalized,” and such banks must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements.

Brokered Deposits.  Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.”  Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are “well capitalized” and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. At December 31, 2016, the Bank had brokered deposits in excess of 10% of total deposits.

Community Reinvestment Act.  The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications.  The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices.  Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Bank or the Bancorp from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions.  The Bank has achieved a rating of “Satisfactory” on its most recent examination dated February 8, 2016.  Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements.

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

Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements.  The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Bancorp and the Bank.  These rules are intended to reflect the relationship between a banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items.  The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Common equity Tier 1 generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.  Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations.  However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital.  The Bancorp’s currently outstanding trust preferred securities were grandfathered under this rule. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Bancorp was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Bancorp made this election.

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

A bank holding company, such as the Bancorp, is considered “well capitalized” if the bank holding company (i) has a total capital to risk-weighted assets ratio of at least 10%, (ii) has a Tier 1capital to risk-weighted assets ratio of at least 6%, and (iii) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  In addition, under the FDIC’s prompt corrective action rules, an FDIC supervised institution is considered “well capitalized” if it (i) has a total capital to risk-weighted assets ratio of 10.0% or greater; (ii) a Tier 1 capital to risk-weighted assets ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that its federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

The Bancorp and the Bank are considered “well capitalized” under all regulatory definitions.

Safety and Soundness Standard.  The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate.  Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “-Regulatory Capital Requirements” above.  If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries.  The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser.  An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of “covered transactions” outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of “covered transactions” of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate.  “Covered transactions” are also subject to certain collateral security requirements. “Covered transactions” as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company.

Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Consumer Protection Regulation
The Bancorp and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services.  Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services.  The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms.  Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.  The FDIC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

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

Privacy and Customer Information Security.  The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures.  However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and practices since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of the information is reasonably possible.  Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach.  Congress continues to consider federal legislation that would require consumer notice of data security breaches.  In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents.  Pursuant to the FACT Act, the Bank had to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

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

Securities and Exchange Commission Availability of Filings
Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed or furnished with the SEC.  You may read and copy any reports, statements or other information filed by Washington Trust with the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.  Washington Trust’s filings are also available to the public from commercial document retrieval services and at the website maintained by the SEC at https://www.sec.gov.  In addition, Washington Trust makes available free of charge on the Investor Relations section of its website (www.washtrustbancorp.com) its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments to those reports as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Information on the Washington Trust website is not incorporated by reference into this Annual Report on Form 10‑K.

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
Our consolidated results of operations depend, to a large extent, on net interest income, which is the difference between interest income from interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  The narrowing of interest rate spreads could adversely affect our earnings and financial condition. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. We have adopted asset and liability management policies to mitigate the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.

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

While we actively manage against these risks through hedging and other risk management strategies, if our assumptions regarding borrower behavior are wrong or overall economic conditions are significantly different than anticipated, our risk management mitigation techniques may be insufficient.

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

Determining the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time, there are likely to be loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We may be required to increase our allowance for loan losses for any of several reasons. Federal and state regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance for loan losses. In addition, if losses and/or charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.

For a more detailed discussion on the allowance for loan losses, see additional information disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Policies and Estimates.”

Our loan portfolio includes commercial loans, which are generally riskier than other types of loans.
At December 31, 2016, commercial loans represented 55% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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
We maintain a securities portfolio, which includes obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities; municipal securities; individual name issuer trust preferred debt securities; and corporate debt securities.  We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities.  The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, even those with no apparent credit exposure.  The valuation of our securities requires judgment and as market conditions change security values may also change.

Potential downgrades of U.S. government agency and government-sponsored enterprise securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a further downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that the Company post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

Market conditions and economic trends in the real estate market may adversely affect our industry and our business.
Property values and the level of delinquencies and foreclosures, may have a negative impact on the credit performance of loans secured by real estate resulting in significant write-downs of assets. In addition, a deterioration in the economy or increased levels of unemployment, among other factors, could lead to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure would be made more complex by these difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

We also originate residential mortgage loans for sale into the secondary market.  Revenues from mortgage banking activities represented 8% of our total revenues for 2016.  These revenues are largely dependent on mortgage origination and sales volume.  Changes in interest rates and the condition of housing markets, particularly those in southern New England, which are beyond our control, could adversely impact the volume of residential mortgage originations and related mortgage banking revenues.

Weakness or deterioration in the southern New England economy could adversely affect our financial condition and results of operations.
We primarily serve individuals and businesses located in southern New England and a substantial portion of our loans are secured by properties in southern New England. As a result, a significant portion of our earnings are closely tied to the economy of this region. Weakening or deterioration in the economy of southern New England could result in the following consequences:

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

We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have a material adverse effect on our operations.
We are subject to regulation and supervision by the Federal Reserve, and the Bank and its various subsidiaries are subject to regulation and supervision by the FDIC, RI Division of Banking, the Connecticut Department of Banking and the Massachusetts Division of Banking. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; the manner in which we conduct mortgage banking activities; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The FDIC and the banking divisions or departments in Rhode Island, Connecticut and Massachusetts have the power to issue consent orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.

The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could adversely and materially impact us. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See “Business-Supervision and Regulation.”

We have become subject to new capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
We became subject to new capital requirements in 2015. These new standards, which now apply and will be fully phased-in over the next several years, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases. Pursuant to the Dodd-Frank Act, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. We made this election.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

Loss of deposits or a change in deposit mix could increase our cost of funding.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we are forced to replace deposits with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

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
Revenues from wealth management services represented 21% of our total revenues for 2016.  A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities.  Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

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

Risks Related to Our Operations
We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft or terrorist activity. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

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

We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.
We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

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
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

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

Risks Related to Valuation Matters and Changes in Accounting Standards
If we are required to write-down goodwill or other intangible assets recorded in connection with our acquisitions, our profitability would be negatively impacted.
Applicable accounting standards require us to use the purchase method of accounting for all business combinations.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill or other identifiable intangible assets. Goodwill must be evaluated for impairment at least annually.  Long-lived intangible assets are amortized and are tested for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset or asset group may not be recoverable. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. Write-downs of the amount of any impairment, if necessary, would be charged to the results of operations in the period in which the impairment occurs.  There can be no assurance that future evaluations of goodwill or intangible assets will not result in findings of impairment and related write-downs, which would have an adverse effect on our financial condition and results of operations.

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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board or regulatory authorities change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes are expected to continue and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Additionally, significant changes to GAAP may require costly technology changes, additional training and personnel, and other expense that will negatively impact our results of operations.

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our deferred tax asset. Additionally, our deferred tax asset is measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. Accordingly, a change in enacted tax rates may result in a decrease or increase in our deferred tax asset. Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties, or litigation costs that could have a material adverse effect on our results.

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

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 2.  Properties.
Washington Trust’s headquarters and main office is located at 23 Broad Street, in Westerly, in Washington County, Rhode Island. As of December 31, 2016, the Bank has 10 branch offices located in southern Rhode Island (Washington County), 10 branch offices located in the greater Providence area in Rhode Island and 1 branch office located in southeastern Connecticut.

As of December 31, 2016, the Bank has a commercial lending office at its main office and in the financial district of Providence, Rhode Island. Washington Trust also has 7 residential mortgage lending offices that are located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley), in Glastonbury and Darien, Connecticut; and in Warwick, Rhode Island. Washington Trust provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island; Wellesley, Massachusetts; and New Haven, Connecticut. Washington Trust has 2 operations facilities and a corporate office located in Westerly, Rhode Island, as well as an additional corporate office located in East Greenwich, Rhode Island.

At December 31, 2016, 9 of the Corporation’s facilities were owned, 25 were leased and 1 branch office was owned on leased land.  Lease expiration dates range from 3 months to 24 years with additional renewal options on certain leases ranging from 3 months to 5 years.  All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

In addition to the locations mentioned above, the Bank has 1 owned offsite-ATM in a leased space. The term for this leased space expires in 3 years with no renewal option.

The Bank also operates ATMs located in retail stores and other locations primarily in Rhode Island and to a lesser extent in southeastern Connecticut. These ATMs are branded with the Bank’s logo and are operated under contracts with a third party vendor.

For additional information regarding premises and equipment and lease obligations see Notes 8 and 22 to the Consolidated Financial Statements.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bancorp’s common stock trades on the NASDAQ Market under the symbol WASH.

The following table summarizes quarterly high and low stock price ranges, the end of quarter closing price and dividends paid per share for the years ended December 31, 2016 and 2015:

	Quarters
2016	1	2	3	4
Stock Prices:
High	$39.66	$39.60	$43.85	$57.90
Low	34.76	34.59	36.42	38.92
Close	37.32	37.92	40.22	56.05

Cash dividend declared per share	$0.36	$0.36	$0.37	$0.37

	Quarters
2015	1	2	3	4
Stock Prices:
High	$40.49	$41.06	$42.25	$41.35
Low	36.24	35.65	36.84	36.76
Close	38.19	39.48	38.45	39.52

Cash dividend declared per share	$0.34	$0.34	$0.34	$0.34

At February 28, 2017, there were 1,689 holders of record of the Bancorp’s common stock.

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

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.” The Bancorp did not repurchase any shares during the fourth quarter of 2016.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) from December 31, 2011 to December 31, 2016. The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2011.  The total return assumes reinvestment of dividends.

The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Corporation is not responsible for any errors or omissions in such information.

For the period ending December 31,	2011	2012	2013	2014	2015	2016
Washington Trust Bancorp, Inc.	$100.00	$114.46	$167.39	$186.78	$190.19	$279.35
NASDAQ Bank Stocks	100.00	118.69	168.21	176.48	192.08	265.02
NASDAQ Stock Market (U.S.)	100.00	117.45	164.57	188.84	201.98	219.89

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

Selected Financial Data	(Dollars in thousands, except per share amounts)
At or for the years ended December 31,	2016	2015	2014	2013	2012
Financial Results:
Interest and dividend income	$133,470	$125,750	$121,117	$116,348	$121,061
Interest expense	22,992	21,768	21,612	24,563	30,365
Net interest income	110,478	103,982	99,505	91,785	90,696
Provision for loan losses	5,650	1,050	1,850	2,400	2,700
Net interest income after provision for loan losses	104,828	102,932	97,655	89,385	87,996
Noninterest income:
Net realized gains on sales of securities	—	—	—	—	1,223
Net other-than-temporary impairment losses on securities	—	—	—	(3,489)	(221)
Other noninterest income	65,129	58,340	59,015	65,569	64,212
Total noninterest income	65,129	58,340	59,015	62,080	65,214
Noninterest expense	101,103	96,929	96,847	98,785	102,338
Income before income taxes	68,854	64,343	59,823	52,680	50,872
Income tax expense	22,373	20,878	18,999	16,527	15,798
Net income	$46,481	$43,465	$40,824	$36,153	$35,074
Per Share Information ($):
Earnings per common share:
Basic	2.72	2.57	2.44	2.18	2.13
Diluted	2.70	2.54	2.41	2.16	2.13
Cash dividends declared (1)	1.46	1.36	1.22	1.03	0.94
Book value	22.76	22.06	20.68	19.84	18.05
Market value - closing stock price	56.05	39.52	40.18	37.22	26.31
Performance Ratios (%):
Return on average assets	1.16	1.19	1.23	1.17	1.16
Return on average equity	11.96	12.00	11.87	11.65	11.97
Equity to assets	8.92	9.95	9.65	10.34	9.62
Dividend payout ratio (2)	54.07	53.54	50.62	47.69	44.13
Asset Quality Ratios (%):
Total past due loans to total loans	0.76	0.58	0.63	0.89	1.22
Nonperforming loans to total loans	0.68	0.70	0.56	0.74	0.98
Nonperforming assets to total assets	0.53	0.58	0.48	0.62	0.83
Allowance for loan losses to nonaccrual loans	117.89	128.61	175.75	152.37	136.95
Allowance for loan losses to total loans	0.80	0.90	0.98	1.13	1.35
Net charge-offs to average loans	0.21	0.07	0.07	0.23	0.07
Capital Ratios (%):
Total risk-based capital ratio	12.26	12.58	12.56	13.29	13.26
Tier 1 risk-based capital ratio	11.44	11.64	11.52	12.12	12.01
Common equity Tier 1 capital ratio (3)	10.75	10.89	N/A	N/A	N/A
Tier 1 leverage capital ratio	8.67	9.37	9.14	9.41	9.30

(1)	Represents historical per share dividends declared by the Bancorp.

(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

(3)	Capital ratio effective January 1, 2015 under the Basel III capital requirements.

Selected Financial Data	(Dollars in thousands)
December 31,	2016	2015	2014	2013	2012
Assets:
Cash and cash equivalents	$106,185	$97,631	$80,350	$85,317	$92,650
Mortgage loans held for sale	29,434	38,554	45,693	11,636	50,056
Total securities	755,545	395,067	382,884	422,808	415,879
FHLBB stock	43,129	24,316	37,730	37,730	40,418
Loans:
Commercial	1,771,666	1,654,547	1,535,488	1,363,335	1,252,419
Residential real estate	1,122,748	1,013,555	985,415	772,674	717,681
Consumer	339,957	345,025	338,373	326,875	323,903
Total loans	3,234,371	3,013,127	2,859,276	2,462,884	2,294,003
Less allowance for loan losses	26,004	27,069	28,023	27,886	30,873
Net loans	3,208,367	2,986,058	2,831,253	2,434,998	2,263,130
Investment in bank-owned life insurance	71,105	65,501	63,519	56,673	54,823
Goodwill and identifiable intangible assets	74,234	75,519	62,963	63,607	64,287
Other assets	93,116	88,958	82,482	76,098	90,641
Total assets	$4,381,115	$3,771,604	$3,586,874	$3,188,867	$3,071,884
Liabilities:
Deposits:
Demand deposits	$585,960	$537,298	$459,852	$440,785	$379,889
NOW accounts	427,707	412,602	326,375	309,771	291,174
Money market accounts	730,075	823,490	802,764	666,646	496,402
Savings accounts	358,397	326,967	291,725	297,357	274,934
Time deposits	961,613	833,898	874,102	790,762	870,232
Total deposits	3,063,752	2,934,255	2,754,818	2,505,321	2,312,631
FHLBB advances	848,930	378,973	406,297	288,082	361,172
Junior subordinated debentures	22,681	22,681	22,681	22,681	32,991
Other liabilities	54,948	60,307	56,799	43,137	69,438
Total shareholders’ equity	390,804	375,388	346,279	329,646	295,652
Total liabilities and shareholders’ equity	$4,381,115	$3,771,604	$3,586,874	$3,188,867	$3,071,884

Asset Quality:
Nonaccrual loans	$22,058	$21,047	$15,945	$18,302	$22,543
Nonaccrual investment securities	—	—	—	547	843
Property acquired through foreclosure or repossession	1,075	716	1,176	932	2,047
Total nonperforming assets	$23,133	$21,763	$17,121	$19,781	$25,433

Wealth Management Assets:
Market value of assets under administration	$6,063,293	$5,844,636	$5,069,966	$4,781,958	$4,199,640

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

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The level of the allowance is based on management’s ongoing review of the growth and composition of the loan portfolio, historical loss experience, estimated loss emergence period (the period from the event that triggers the eventual default until the actual loss is recognized with a charge-off), current economic conditions, analysis of asset quality and credit quality levels and trends, the performance of individual loans in relation to contract terms and other pertinent factors. A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  The methodology is described below.

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

As of December 31, 2016, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

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

Washington Trust has two reporting units: the commercial banking segment and the wealth management services segment. For both segments of the Corporation, goodwill was assessed for impairment in 2016 by performing a discounted cash flow analysis (“income approach”) and utilizing estimates of selected market information (“market approach”).  The income approach measures the fair value of an interest in a business by discounting expected future cash flows to a present value.  The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.  The results of the income approach and the market approach were weighted equally.  Step 1 results of the 2016 impairment analysis indicated that the fair value significantly exceeded the carrying value for both reporting units.

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

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the intangible assets. For intangible assets such as wealth management advisory contracts, these estimates and assumptions include account attrition, market appreciation for wealth management assets under administration and anticipated fee rates, estimated revenue growth, projected costs and other factors. Significant changes in these estimates and assumptions could cause a different valuation for these intangible assets. Changes in the original assumptions could change the amount of the intangible assets recognized and the resulting amortization. Subsequent changes in assumptions could result in recognition of impairment of these intangible assets.

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

Defined Benefit Pension Plans
The determination of the defined benefit obligation and net periodic benefit cost related to our defined benefit pension plans requires estimates and assumptions such as discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates the assumptions annually and uses an actuarial firm to assist in making these estimates. Changes in assumptions due to market conditions, governing laws and regulations, or circumstances specific to the Corporation could result in material changes to defined benefit pension obligation and net periodic benefit cost. See Note 17 to the Consolidated Financial Statements for additional information.

Overview
Washington Trust offers a comprehensive product line of banking and financial services to individuals and businesses, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its automated teller machines (“ATMs”); telephone banking; mobile banking and its internet website (www.washtrust.com).

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and other borrowings.  In addition, we generate noninterest income from a number of sources including wealth management services, mortgage banking activities and deposit services.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, technology and other administrative expenses.

Our financial results are affected by interest rate fluctuations, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  Adverse changes in economic growth, consumer confidence, credit availability and corporate earnings could negatively impact our financial results.

We continued to leverage our strong, statewide brand to build market share in Rhode Island and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. In 2016, we opened a full-service branch in Providence, Rhode Island, and a residential mortgage lending office in Wellesley, Massachusetts. In 2017, we expect to open another full-service branch in Coventry, Rhode Island.

On August 1, 2015, Washington Trust completed the acquisition of Halsey, a registered investment adviser firm located in New Haven, Connecticut. Halsey specializes in providing investment counseling services to high-net-worth families, corporations, foundations and endowment clients. As of the acquisition date, Halsey had approximately $840 million of assets under administration. See Note 3 to the Consolidated Financial Statements for additional disclosure related to the Halsey acquisition.

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

Significant challenges also exist with respect to credit risk, interest rate risk, market risk, liquidity risk and operational risk.

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

Market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices, such as equity prices. Wealth management service revenues, which represented approximately 21% of total revenues in 2016, are largely dependent on the market value of wealth management assets under administration.  These values may be negatively affected by changes in economic conditions and volatility in the financial markets. In addition, the valuation of our securities portfolio could be adversely affected by changes in market conditions, including market liquidity, interest rates and other factors.

Liquidity refers to the ability to meet maturing liability obligations and customer loan demand. Liquidity risk is reviewed below under the heading “Liquidity Management” under the heading Liquidity and Capital Resources.

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

Composition of Earnings
Comparison of 2016 with 2015
Net income for the year ended December 31, 2016 amounted to $46.5 million, or $2.70 per diluted share, up by 7% and 6%, respectively, when compared to net income of $43.5 million, or $2.54 per diluted share, in 2015. The returns on average equity and average assets for 2016 were 11.96% and 1.16%, respectively, compared to 12.00% and 1.19%, respectively, for 2015.

2016 results included the following transactions, which increased diluted earnings per share by $0.04:

•	The Corporation received life insurance proceeds, resulting in a non-taxable gain of $589 thousand, or $0.03 per diluted share, which is included in income from bank-owned life insurance (“BOLI”).

•	The Corporation recognized $523 thousand, after-tax $329 thousand, or $0.02 per diluted share, of severance costs, which are classified in salaries and employee benefits expense.

•
The Corporation incurred debt prepayment penalty expense of $431 thousand, after-tax $272 thousand, or $0.02 per diluted share. See additional discussion regarding debt prepayment penalty expense in the “Borrowings” section under the caption “Sources of Funds and Other Liabilities.”

•
The Corporation recognized a non-taxable net reduction to noninterest expenses of $898 thousand, or $0.05 per diluted share, resulting from a change in fair value of a contingent consideration liability previously recognized upon the completion of the acquisition of Halsey in 2015.

2015 results included the following transactions, which reduced diluted earnings per share by $0.05:

•	In connection with the acquisition of Halsey, the Corporation incurred acquisition related expenses totaling $989 thousand, after-tax $959 thousand, or $0.06 per diluted share.

•	Included in other income was a settlement payment for a trust preferred debt security previously held by Washington Trust, totaling $255 thousand, after-tax $161 thousand, or $0.01 per diluted share.

Excluding the above mentioned transactions, increased profitability in 2016 reflected increased net interest income, growth in wealth management revenues, higher mortgage banking revenues and increased loan related derivative income, which was partially offset by a higher provision for loan losses and increased salaries and employee benefit costs.

Net interest income for 2016 increased by $6.5 million, or 6%, from 2015, reflecting growth in average loan and debt security balances as well as increased wholesale funding balances. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) was 3.02% for 2016, compared to 3.12% for 2015. The decline in the net interest margin reflects lower yields on interest-earning assets as a result of relatively low market interest rates.

The loan loss provision charged to earnings for 2016 amounted to $5.7 million, compared to a loan loss provision of $1.1 million for 2015. The increase in the loan loss provision largely reflected additional loss exposure allocated to one nonaccrual commercial mortgage relationship.

For 2016, wealth management revenues totaled $37.6 million, up by $2.2 million, or 6%, from 2015, reflecting an increase in asset-based revenues due to the acquisition of Halsey on August 1, 2015.

Mortgage banking revenues, which includes gains and commissions on loan sales and mortgage servicing fee income, amounted to $13.2 million in 2016, up by $3.3 million, or 33%, from 2015 due to increased volume of residential mortgage loans sold and a general improvement in sales prices in the secondary market.

Loan related derivative income totaled $3.2 million in 2016, up by $802 thousand, or 33%, from 2015 due to a higher level of commercial borrower interest rate swap transactions executed during the year.

Salaries and employee benefit costs, the largest component of noninterest expenses, totaled $67.2 million for 2016 up by $4.2 million, or 7%, from 2015, largely reflecting increases in our wealth management division and mortgage banking business line, partially offset by lower defined benefit pension costs.

Income tax expense amounted to $22.4 million for 2016, up by $1.5 million from 2015.  The effective tax rate for 2016 was 32.5%, compared to 32.4% for 2015.

Comparison of 2015 with 2014
Net income for the year ended December 31, 2015 amounted to $43.5 million, or $2.54 per diluted share, up by 6% and 5%, respectively, when compared to net income of $40.8 million, or $2.41 per diluted share, in 2014. The returns on average equity and average assets for 2015 were 12.00% and 1.19%, respectively, compared to 11.87% and 1.23%, respectively, for 2014.

As mentioned above under the caption “Comparison of 2016 with 2015,” 2015 results included certain transactions, which reduced diluted earnings per share by $0.05.

2014 results included the following transactions, which reduced diluted earnings per share by $0.01:

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

Net interest income for 2015 increased by $4.5 million, or 4%, from 2014, reflecting growth in average loan balances. The net interest margin was 3.12% for 2015, compared to 3.28% for 2014. The decline in the net interest margin reflects lower yields on interest-earning assets as a result of the low interest rate environment.

The loan loss provision charged to earnings for 2015 amounted to $1.1 million, a decrease of $800 thousand from 2014. The level of the provision in 2015 reflects management’s assessment of loss exposure, including a continuation of a relatively low level of charge-offs, a shift towards a higher concentration of residential and consumer loans in both delinquencies and nonaccrual loans, as well as loan loss allocations commensurate with growth in the loan portfolio balances.

For 2015, wealth management revenues totaled $35.4 million, up by $2.0 million, or 6%, from 2014, reflecting an increase in asset-based revenues due to the August 2015 acquisition of Halsey.

Mortgage banking revenues amounted to $9.9 million in 2015, up by $2.7 million, or 38%, from 2014, due to increased residential mortgage loan sales activity.

Loan related derivative income totaled $2.4 million in 2015, up by $1.3 million, or 115%, from 2014, due to a higher level of commercial borrower interest rate swaps transactions executed during the year.

Salaries and employee benefit costs totaled $63.0 million for 2015, up by $4.5 million, or 8%, from 2014, reflecting changes in staffing levels in our wealth management and mortgage banking business lines, costs attributable to Halsey since the acquisition date and higher defined pension costs.

Income tax expense amounted to $20.9 million for 2015, up by $1.9 million from 2014. The effective tax rate for 2015 was 32.4%, compared to 31.8% for 2014.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, including activity related to the investment securities portfolio, wholesale funding matters and administrative units are considered Corporate.  The Corporate unit also includes the net gain on sale of business line, income from BOLI and the residual impact of methodology allocations such as funds transfer pricing offsets. Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 19 to the Consolidated Financial Statements for additional disclosure related to business segments.

The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Years ended December 31,			2016/2015		2015/2014
	2016	2015	2014	$	%	$	%
Net interest income	$91,221	$84,757	$80,500	$6,464	8%	$4,257	5%
Provision for loan losses	5,650	1,050	1,850	4,600	438	(800)	(43)
Net interest income after provision for loan losses	85,571	83,707	78,650	1,864	2	5,057	6
Noninterest income	24,783	20,618	17,575	4,165	20	3,043	17
Noninterest expense	61,223	57,787	55,086	3,436	6	2,701	5
Income before income taxes	49,131	46,538	41,139	2,593	6	5,399	13
Income tax expense	16,790	15,330	13,497	1,460	10	1,833	14
Net income	$32,341	$31,208	$27,642	$1,133	4%	$3,566	13%

Comparison of 2016 with 2015
The Commercial Banking segment reported net income of $32.3 million in 2016, an increase of $1.1 million, or 4%, from 2015. Net interest income for this operating segment increased by $6.5 million, or 8%, from 2015, reflecting growth in loans, a higher level of commercial loan prepayment fee income and a favorable shift in the mix of deposits to lower cost categories. The loan loss provision charged to earnings amounted to $5.7 million in 2016, compared to $1.1 million for 2015. The increase in the loan loss provision largely reflected additional loss exposure allocated to one nonaccrual commercial mortgage relationship. Noninterest income derived from the Commercial Banking segment totaled $24.8 million for 2016, up by $4.2 million, or 20%, from 2015, reflecting increased mortgage banking revenues and loan related derivative income. Commercial Banking noninterest expenses for 2016, increased by $3.4 million, or 6%, from 2015, largely due to increases in salaries and employee benefit costs.

Comparison of 2015 with 2014
The Commercial Banking segment reported net income of $31.2 million in 2015, an increase of $3.6 million, or 13%, from 2014. Net interest income for this operating segment increased by $4.3 million, or 5%, from 2014, primarily due to a favorable shift in the mix of deposits to lower cost categories. The provision for loan losses totaled $1.1 million, down by $800 thousand from 2014, reflecting management’s assessment of loss exposure and credit quality trends. Noninterest income derived from the Commercial Banking segment totaled $20.6 million for 2015, up by $3.0 million, or 17%, from 2014. The increase in noninterest income was due to higher mortgage banking revenues and loan related derivative income, which was partially offset by a decrease in merchant processing fee revenue, due to the sale of this business line in March 2014. The decrease in merchant processing fee revenue corresponded to a decline in merchant processing costs included in this operating segment’s noninterest expenses. Commercial Banking noninterest expenses for 2015, increased by $2.7 million, or 5%, from 2014, with increases in salaries and employee benefits costs, outsourced services and occupancy costs associated with a de novo branch opened in 2015, partially offset by lower merchant processing costs.

The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Years ended December 31,			2016/2015		2015/2014
	2016	2015	2014	$	%	$	%
Net interest expense	($66)	($47)	($24)	($19)	40%	($23)	96%
Noninterest income	37,569	35,416	33,378	2,153	6	2,038	6
Noninterest expense	27,179	27,120	23,513	59	—	3,607	15
Income before income taxes	10,324	8,249	9,841	2,075	25	(1,592)	(16)
Income tax expense	3,692	3,475	3,724	217	6	(249)	(7)
Net income	$6,632	$4,774	$6,117	$1,858	39%	($1,343)	(22%)

Comparison of 2016 with 2015
The Wealth Management Services segment reported 2016 net income of $6.6 million, an increase of $1.9 million, or 39%, from 2015. Noninterest income derived from the Wealth Management Services segment was $37.6 million in 2016, up by $2.2 million, or 6%, compared to 2015.  This increase was largely due to the acquisition of Halsey on August 1, 2015. Noninterest expenses for the Wealth Management Services segment totaled $27.2 million for 2016, up modestly from 2015. The noninterest expense comparison for this segment was impacted by a $898 thousand benefit resulting from the reduction of a contingent consideration liability in 2016 and the recognition of $989 thousand of acquisition related expenses in 2015. See additional discussion in the “Noninterest Expense” below. Excluding the impact of these item in both periods, noninterest expenses increased by $1.9 million, or 7% in 2016, largely due to increases in salaries and benefit costs and amortization of intangibles, including costs attributable to Halsey since the acquisition date.

Comparison of 2015 with 2014
The Wealth Management Services segment reported 2015 net income of $4.8 million, a decrease of $1.3 million, or 22%, from 2014. Noninterest income derived from the Wealth Management Services segment was $35.4 million in 2015, up by $2.0 million, or 6%, compared to 2014.  This increase consisted of a $2.3 million, or 7%, increase in asset-based revenues, which was partially offset by a decrease of $231 thousand, or 16%, in transaction-based revenues. Included in this segment’s noninterest income for 2015 were asset-based revenues of $1.6 million generated by Halsey since the August 1, 2015 acquisition date. Noninterest expenses for the Wealth Management Services segment totaled $27.1 million for 2015, up by $3.6 million, or 15%, from 2014. Included in this segment’s noninterest expenses for 2015 were $989 thousand of acquisition related expenses. Excluding acquisition related expenses, noninterest expenses were up by $2.6 million, or 11%, largely due to increases in salaries and employee benefit costs, including costs attributable to Halsey since the acquisition date.

The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Years ended December 31,			2016/2015		2015/2014
Years ended December 31,	2016	2015	2014	$	%	$	%
Net interest income	$19,323	$19,272	$19,029	$51	—%	$243	1%
Noninterest income	2,777	2,306	8,062	471	20	(5,756)	(71)
Noninterest expense	12,701	12,022	18,248	679	6	(6,226)	(34)
Income before income taxes	9,399	9,556	8,843	(157)	(2)	713	8
Income tax expense	1,891	2,073	1,778	(182)	(9)	295	17
Net income	$7,508	$7,483	$7,065	$25	—%	$418	6%

Comparison of 2016 with 2015
Net income attributable to the Corporate unit amounted to $7.5 million in both 2016 and 2015. The Corporate unit’s net interest income for 2016 was up modestly from 2015. Noninterest income for the Corporate unit for 2016 increased by $471 thousand, compared to 2015, largely due to the nontaxable gain recognized in 2016 upon the receipt of BOLI proceeds. The Corporate unit’s noninterest expense for 2016 increased by $679 thousand from 2015, largely due to debt prepayment penalty expense incurred in 2016. There was no such expense incurred in 2015.

Comparison of 2015 with 2014
Net income attributable to the Corporate unit amounted to $7.5 million in 2015, compared to $7.1 million in 2014. The Corporate unit’s net interest income for 2015 increased by $243 thousand from 2014, largely due to a favorable change in net funds transfer pricing offsets with the Commercial Banking segment, as well as declining wholesale funding costs in 2015 compared to 2014. Noninterest income for the Corporate unit for 2015 decreased by $5.8 million, compared to 2014, primarily due to the $6.3 million gain on the sale of the merchant processing services business line recognized in 2014, offset, in part, by the $255 thousand settlement payment received in 2015 for a trust preferred debt security previously held by Washington Trust. The Corporate unit’s noninterest expense for 2015 decreased by $6.2 million from 2014, due to a decrease in debt prepayment penalty expense.

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

Comparison of 2016 with 2015
FTE net interest income for 2016 increased by $6.5 million, or 6%, from 2015. The net interest margin was 3.02% in 2016, compared to 3.12% in 2015.

Average interest-earning assets amounted to $3.7 billion for 2016, up by 9% from the average balance for 2015, due to growth in loans and additions of debt securities to the investment securities portfolio. The yield on average interest-earning assets in 2016 declined by 11 basis points from 2015, reflecting the impact of generally low interest rates during 2016.

In future periods, yields on loans and securities will be affected by the amount and composition of loan growth and additions to the securities portfolio, the runoff of existing portfolio balances and the level of market interest rates.

Total average loans increased by $184.2 million, or 6%, from 2015, due to increases in both average commercial and average residential real estate mortgage loan balances. The yield on total loans for 2016 was 3.88%, down by 5 basis points from 2015. The contribution of loan prepayment fees and other fees to the yield on total loans was 6 basis points and 4 basis points, respectively, in 2016 and 2015. During 2016, yields on new loan originations were generally below the average yield of the existing loan portfolio.

Total average securities for 2016 increased by $132.9 million from the average balance for 2015 and the FTE rate of return on securities decreased by 46 basis points over the same period. The increase in the average balance and decrease in the yield on securities reflects purchases of relatively lower yielding securities combined with maturities, calls and pay-downs of higher yielding securities.

Average interest-bearing liabilities for 2016 increased by $264.8 million, or 10%, from the average balance for 2015, largely due to increases in wholesale funding liabilities (FHLBB advances and out-of-market brokered time deposits). The cost of funds for 2016 declined by 2 basis points from 2015, reflecting declines in the rate paid on FHLBB advances and money market market deposits.

The average balance of FHLBB advances for 2016 increased by $217.5 million, compared to the average balance for 2015. The average rate paid on such advances in 2016 was 1.62%, compared to 1.94% in 2015.

Total average interest-bearing deposits for 2016 increased by $47.3 million from the average balance for 2015. This included an increase of $38.9 million in average out-of-market wholesale brokered time certificates of deposit. The average rate paid on wholesale brokered time deposits for 2016 increased by 10 basis points, compared to 2015.

Excluding the increase in wholesale brokered time deposits, average in-market interest-bearing deposits for 2016 grew by $8.4 million from the average balance for 2015. The average rate paid on in-market interest-bearing deposits for 2016 decreased by 8 basis points compared to 2015, largely due to lower rates paid on money market deposits.

The average balance of noninterest-bearing demand deposits for 2016 increased by $45.4 million, or 10%, from the average balance for 2015.

Comparison of 2015 with 2014
FTE net interest income for 2015 increased by $4.7 million, or 5%, from 2014. The net interest margin was 3.12% in 2015, compared to 3.28% in 2014.

Average interest-earning assets amounted to $3.4 billion for 2015, up by 10% from the average balance in 2014, primarily due to loan growth. The yield on average interest-earning assets in 2015 declined by 22 basis points from 2014, reflecting the impact of a sustained low interest rate environment.

Total average loans increased by $332.0 million, or 13%, from 2014, due to growth in average commercial and residential real estate mortgage loan balances.  The yield on total loans for 2015 was 3.93%, down by 24 basis points from 2014. The contribution of loan prepayment fees and other fees to the yield on total loans was 4 basis points and 5 basis points, respectively, in 2015 and 2014. During 2015, yields on new loan originations were below the average yield of the existing loan portfolio.

Total average securities for 2015 decreased by $21.9 million, from the average balance for 2014 and the FTE rate of return on securities for 2015 decreased by 45 basis points from 2014. These declines reflected maturities, call and pay-downs of higher yielding securities combined with purchases of lower yielding securities.

Average interest-bearing liabilities for 2015 increased by $267.6 million, or 11%, from the average balance for 2014, with increases in wholesale funding liabilities and in-market deposits. The cost of funds for 2015 declined by 8 basis points from 2014, reflecting declines in the rate paid on FHLBB advances and in-market time deposits.

The average balance of FHLBB advances for 2015 increased by $124.0 million, compared to the average balance for 2014. The average rate paid on such advances in 2015 was 1.94% compared to 2.80% in 2014.

Total average interest-bearing deposits for 2015 increased by $143.6 million from the average balance for 2014. This included an increase of $97.1 million in average out-of-market wholesale brokered time certificates of deposit. The average rate paid on wholesale brokered time deposits for 2015 increased by 16 basis points, compared to 2014.

Excluding the increase in wholesale brokered time deposits, average in-market interest-bearing deposits for 2015 grew by $46.5 million from the average balance for 2014, with growth in non-time deposit categories, partially offset by a decrease in average in-market time deposit balances. The average rate paid on in-market interest-bearing deposits for 2015 decreased by 7 basis points compared to 2014, largely due to lower rates on in-market time deposits.

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

Years ended December 31,	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$1,030,289	$36,089	3.50	$870,241	$31,281	3.59	$787,213	$31,697	4.03
Construction & development	110,770	3,732	3.37	109,198	3,340	3.06	45,509	1,566	3.44
Commercial & industrial	584,307	27,398	4.69	593,799	27,507	4.63	549,314	26,158	4.76
Commercial loans	1,725,366	67,219	3.90	1,573,238	62,128	3.95	1,382,036	59,421	4.30
Residential real estate loans, including mortgage loans held for sale	1,069,402	41,173	3.85	1,038,836	41,083	3.95	904,556	37,033	4.09
Consumer loans	342,431	13,328	3.89	340,889	12,885	3.78	334,368	12,758	3.82
Total loans	3,137,199	121,720	3.88	2,952,963	116,096	3.93	2,620,960	109,212	4.17
Cash, federal funds sold and short-term investments	75,997	322	0.42	69,169	138	0.20	65,045	128	0.20
FHLBB stock	33,643	1,091	3.24	34,349	953	2.77	37,730	561	1.49
Taxable debt securities	472,892	11,584	2.45	325,166	8,875	2.73	331,514	10,437	3.15
Nontaxable debt securities	24,939	1,520	6.09	39,751	2,408	6.06	55,283	3,267	5.91
Total securities	497,831	13,104	2.63	364,917	11,283	3.09	386,797	13,704	3.54
Total interest-earning assets	3,744,670	136,237	3.64	3,421,398	128,470	3.75	3,110,532	123,605	3.97
Noninterest-earning assets	249,808			226,623			210,746
Total assets	$3,994,478			$3,648,021			$3,321,278
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$45,038	$49	0.11	$37,168	$27	0.07	$12,988	$—	—
NOW accounts	400,209	212	0.05	356,713	209	0.06	311,927	190	0.06
Money market accounts	741,925	2,035	0.27	824,625	3,482	0.42	768,626	3,054	0.40
Savings accounts	343,943	200	0.06	301,652	196	0.06	291,880	182	0.06
Time deposits (in-market)	546,460	5,486	1.00	549,039	5,531	1.01	637,279	7,380	1.16
Wholesale brokered time deposits	323,390	4,522	1.40	284,448	3,697	1.30	187,325	2,131	1.14
FHLBB advances	616,404	9,992	1.62	398,866	7,746	1.94	274,879	7,698	2.80
Junior subordinated debentures	22,681	491	2.16	22,681	871	3.84	22,681	964	4.25
Other	60	5	8.33	110	9	8.18	157	13	8.28
Total interest-bearing liabilities	3,040,110	22,992	0.76	2,775,302	21,768	0.78	2,507,742	21,612	0.86
Non-interest bearing demand deposits	503,806			458,369			432,857
Other liabilities	62,021			52,152			36,868
Shareholders’ equity	388,541			362,198			343,811
Total liabilities and shareholders’ equity	$3,994,478			$3,648,021			$3,321,278
Net interest income		$113,245			$106,702			$101,993
Interest rate spread			2.88			2.97			3.11
Net interest margin			3.02			3.12			3.28

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2016	2015	2014
Commercial loans	$2,229	$1,867	$1,370
Nontaxable debt securities	538	853	1,118
Total	$2,767	$2,720	$2,488

Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	2016/2015			2015/2014
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Commercial mortgages	$5,610	($802)	$4,808	$3,753	($4,169)	($416)
Construction & development	49	343	392	1,965	(191)	1,774
Commercial & industrial	(454)	345	(109)	2,077	(728)	1,349
Commercial loans	5,205	(114)	5,091	7,795	(5,088)	2,707
Residential real estate loans, including mortgage loans held for sale	1,165	(1,075)	90	5,349	(1,299)	4,050
Consumer loans	60	383	443	257	(130)	127
Cash, federal funds sold and short-term investments	15	169	184	10	—	10
FHLBB stock	(20)	158	138	(54)	446	392
Taxable debt securities	3,696	(987)	2,709	(196)	(1,366)	(1,562)
Nontaxable debt securities	(900)	12	(888)	(940)	81	(859)
Corporate stocks	—	—	—	—	—	—
Total interest income	9,221	(1,454)	7,767	12,221	(7,356)	4,865
Interest on interest-bearing liabilities:
Interest-bearing demand deposits	6	16	22	—	27	27
NOW accounts	31	(28)	3	19	—	19
Money market accounts	(317)	(1,130)	(1,447)	254	174	428
Savings accounts	4	—	4	14	—	14
Time deposits (in-market)	(14)	(31)	(45)	(956)	(893)	(1,849)
Wholesale brokered time deposits	528	297	825	1,232	334	1,566
FHLBB advances	3,684	(1,438)	2,246	2,841	(2,793)	48
Junior subordinated debentures	—	(380)	(380)	—	(93)	(93)
Other	(4)	—	(4)	(4)	—	(4)
Total interest expense	3,918	(2,694)	1,224	3,400	(3,244)	156
Net interest income	$5,303	$1,240	$6,543	$8,821	($4,112)	$4,709

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

The provision for loan losses charged to earnings amounted to $5.7 million, $1.1 million and $1.9 million in 2016, 2015 and 2014, respectively. In 2016, net charge-offs totaled $6.7 million, or 0.21% of average loans. This compared to net charge-offs of $2.0 million, or 0.07% of average loans, in 2015 and $1.7 million, or 0.07% of average loans, in 2014. The increase in the loan loss provision and the increase in net-charge offs in 2016 were largely due to additional loss exposure allocated to and charge-offs taken on one commercial mortgage borrower relationship.

The allowance for loan losses was $26.0 million, or 0.80% of total loans, at December 31, 2016, compared to $27.1 million, or 0.90% of total loans, at December 31, 2015. The reduction in the overall ratio of allowance for loan losses to total loans reflects the impact of charge-offs and a decrease in specific reserves on impaired loans. See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)				2016/2015		2015/2014
	Years Ended December 31,			Change		Change
	2016	2015	2014	$	%	$	%
Noninterest income:
Wealth management revenues	$37,569	$35,416	$33,378	$2,153	6%	$2,038	6%
Merchant processing fees	—	—	1,291	—	—	(1,291)	(100)
Mortgage banking revenues	13,183	9,901	7,152	3,282	33	2,749	38
Service charges on deposit accounts	3,702	3,865	3,395	(163)	(4)	470	14
Card interchange fees	3,385	3,199	3,057	186	6	142	5
Income from bank-owned life insurance	2,659	1,982	1,846	677	34	136	7
Loan related derivative income	3,243	2,441	1,136	802	33	1,305	115
Equity in earnings (losses) of unconsolidated subsidiaries	(354)	(293)	(276)	(61)	(21)	(17)	(6)
Net gain on sale of business line	—	—	6,265	—	—	(6,265)	(100)
Other income	1,742	1,829	1,771	(87)	(5)	58	3
Total noninterest income	$65,129	$58,340	$59,015	$6,789	12%	($675)	(1)%
Comparison of 2016 with 2015
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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)				2016/2015		2015/2014
	Years Ended December 31,			Change		Change
	2016	2015	2014	$	%	$	%
Wealth management revenues:
Trust and investment management fees	$32,901	$30,149	$27,554	$2,752	9%	$2,595	9%
Mutual fund fees	3,238	4,009	4,335	(771)	(19)	(326)	(8)
Asset-based revenues	36,139	34,158	31,889	1,981	6	2,269	7
Transaction-based revenues	1,430	1,258	1,489	172	14	(231)	(16)
Total wealth management revenues	$37,569	$35,416	$33,378	$2,153	6%	$2,038	6%

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)	2016	2015	2014
Balance at the beginning of year	$5,844,636	$5,069,966	$4,781,958
Acquisition of Halsey Associates, Inc. (Aug. 1, 2015)	—	839,994	—
Net investment appreciation (depreciation) & income	277,848	(95,228)	258,120
Net client asset flows	(59,191)	29,904	29,888
Balance at the end of year	$6,063,293	$5,844,636	$5,069,966

Wealth management revenues for 2016 were $37.6 million, up by $2.2 million, or 6%, from 2015, with an increase in asset-based revenues of $2.0 million and a $172 thousand increase in transaction-based revenues. The growth in asset-based revenues was due to the acquisition of Halsey on August 1, 2015. Included in 2016 and 2015 were asset-based revenues of $4.0 million and $1.6 million, respectively, generated by Halsey since the acquisition date. Wealth Management assets under administration amounted to $6.1 billion at December 31, 2016, a record high for Washington Trust. Assets under administration were up by $218.7 million, or 4%, from the end of 2015. The growth in wealth management assets reflected net investment appreciation and income reflecting financial market improvements in 2016. The increase in transaction-based revenues in 2016 reflected higher levels of estate settlement fees.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Mortgage banking revenues totaled $13.2 million in 2016, up by $3.3 million, or 33%, from 2015. The increase in mortgage banking revenues reflected increased volume of residential mortgage loans sold and a general improvement in sales prices in the secondary market. Residential mortgages sold to the secondary market, including brokered loans, totaled an all-time high of $609.2 million in 2016, compared to $530.9 million in 2015.

Income from BOLI for 2016 totaled $2.7 million, up by $677 thousand, or 34%, from 2015. Included in 2016 was a $589 thousand gain resulting from the receipt of tax-exempt life insurance proceeds.

Loan related derivative income totaled $3.2 million in 2016, up by $802 thousand, or 33%, from 2015, largely due to increased commercial loan borrower demand for interest rate swap transactions.

Comparison of 2015 with 2014
Wealth management revenues for 2015 were $35.4 million, up by $2.0 million, or 6%, from 2014, with an increase of $2.3 million in asset-based revenues, offset, in part, by a $231 thousand decline in transaction-based revenues. Included in 2015 were asset-based revenues of $1.6 million generated by Halsey since the August 1, 2015 acquisition date. Wealth management assets under administration amounted to $5.8 million at December 31, 2015, up by $774.7 million, or 15%, from the end of 2014. The growth in wealth management assets reflects the addition of $840 million in assets under administration associated with the Halsey acquisition, partially offset by net investment depreciation reflecting financial market declines during 2015. The decline in transaction-based revenues in 2015 was due to lower levels of estate settlement fees.

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

Service charges on deposits for 2015 totaled $3.9 million, up by $470 thousand, or 14%, from 2014, primarily due to an increase in overdraft fees.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)				2016/2015		2015/2014
	Years Ended December 31,			Change		Change
	2016	2015	2014	$	%	$	%
Noninterest expense:
Salaries and employee benefits	$67,221	$63,024	$58,530	$4,197	7%	$4,494	8%
Net occupancy	7,151	7,000	6,312	151	2	688	11
Equipment	6,208	5,533	4,903	675	12	630	13
Merchant processing costs	—	—	1,050	—	—	(1,050)	(100)
Outsourced services	5,222	5,111	4,483	111	2	628	14
Legal, audit and professional fees	2,579	2,741	2,336	(162)	(6)	405	17
FDIC deposit insurance costs	1,878	1,846	1,762	32	2	84	5
Advertising and promotion	1,458	1,526	1,546	(68)	(4)	(20)	(1)
Amortization of intangibles	1,284	904	644	380	42	260	40
Debt prepayment penalties	431	—	6,294	431	—	(6,294)	(100)
Acquisition related expenses	—	989	—	(989)	(100)	989	100
Change in fair value of contingent consideration	(898)	41	—	(939)	(2,290)	41	100
Other	8,569	8,214	8,987	355	4	(773)	(9)
Total noninterest expense	$101,103	$96,929	$96,847	$4,174	4%	$82	—%

Comparison of 2016 with 2015
For 2016, salaries and employee benefit expense totaled $67.2 million, up by $4.2 million, or 7%, from 2015. Excluding costs attributable to Halsey, which was acquired on August 1, 2015, and employee severance costs of $523 thousand incurred in 2016, total salaries and benefits costs were up by $2.5 million, or 4%. The overall increase in salaries and employee benefit costs reflects increases in our wealth management division and mortgage banking business line, costs attributable to Halsey since the acquisition date, and increased severance costs, which were partially offset by a decrease in defined benefit pension plan costs. See further discussion of defined benefit pension plan obligations under the captions “Sources of Fund and Other Liabilities.”

Equipment expense for 2016 increased by $675 thousand, or 12%, from 2015, reflecting additional investments in technology and costs associated with the de novo branch that opened in 2016.

Amortization of intangibles amounted to $1.3 million in 2016, up by $380 thousand, or 42%, from 2015, due to amortization of intangible assets associated with the acquisition of Halsey in 2015. See Note 9 to the Consolidated Financial Statements for additional information on intangible assets, including those pertaining to the Halsey acquisition.

Prepayment of FHLBB advances in March 2016 resulted in the recognition of $431 thousand of debt prepayment penalty expense. There was no such expense in 2015. See additional discussion under the caption “Sources of Funds and Other Liabilities.”

As a result of the acquisition of Halsey in August 2015, acquisition related expenses of $989 thousand were recognized in 2015. There were no such expenses in 2016. See Note 3 to the Consolidated Financial Statements for additional information on acquisition of Halsey.

In 2016, the Corporation recorded a net reduction to noninterest expenses of $898 thousand resulting from a change in fair value of a contingent consideration liability. As part of the consideration to acquire Halsey, a contingent consideration liability was initially recorded at fair value in August 2015 representing the estimated present value of future earnouts to be paid based on the future revenue growth of Halsey during the 5-year period following the acquisition. This contingent consideration liability is remeasured at each reporting period taking into consideration changes in probability estimates regarding the likelihood of Halsey achieving revenue growth targets during the earn-out period. Downturns in the equity markets during the post-acquisition period caused the estimated revenue growth to fall below the assumed levels at the time of the initial estimate and, as a result, the Corporation reduced the estimated liability with a corresponding reduction in noninterest expenses.

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

Prior to the consummation of this business line sale in March 2014, merchant processing costs of $1.1 million were recognized in 2014. See the discussion above regarding corresponding merchant processing fees under the caption “Noninterest Income.”

Outsourced services totaled $5.1 million in 2015, up by $628 thousand, or 14%, from 2014, reflecting volume-related increases in third party card processing service costs and loan related derivative transactions execution costs, as well as the expansion of outsourced services utilized in support of deposit products.

Legal, audit and professional fees totaled $2.7 million in 2015, up by $405 thousand, or 17%, from 2014, including approximately $225 thousand in audit and consulting fees associated with non-routine matters and an increase of $126 thousand in recruitment costs.

Amortization of intangibles amounted to $904 thousand in 2015, up by $260 thousand, or 40%, from 2014, due to amortization of intangible assets associated with the acquisition of Halsey in 2015. See Note 9 to the Consolidated Financial Statements for additional information on intangible assets, including those pertaining to the August 2015 acquisition of Halsey.

The prepayment of FHLBB advances in 2014 resulted in debt prepayment penalty expense of $6.3 million. There was no such expense in 2015.

Acquisition related expenses amounted to $989 thousand in 2015. There were no such expenses in 2014. See Note 3 to the Consolidated Financial Statements for additional information on acquisition of Halsey.

Other noninterest expenses amounted to $8.2 million in 2015, down by $773 thousand, or 9%, from 2014. In 2014, the Corporation made a $400 thousand contribution to its charitable foundation. Due to funded status of the foundation, no contribution was made in 2015.

Income Taxes
Income tax expense for 2016, 2015 and 2014 totaled $22.4 million, $20.9 million and $19.0 million, respectively.  The effective tax rates for 2016, 2015 and 2014 were 32.5%, 32.4% and 31.8%, respectively. The effective tax rates differed from the federal rate of 35.0% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.  The increase in the effective tax rate reflected a higher proportion of taxable income to pre-tax book income.

The Corporation’s net deferred tax assets amounted to $16.8 million at December 31, 2016, compared to $11.8 million at December 31, 2015. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences, carryback to taxable income in prior years or by offsetting projected future taxable income.  See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) has been adopted by the Corporation as of January 1, 2017. For Washington Trust, the most significant provision of ASU 2016-09 pertained to the accounting of excess tax benefits or tax deficiencies on share based award exercises and vestings. ASU 2016-09 requires that excess tax benefits or tax deficiencies be recognized as income tax benefit or expense in the Consolidated Statements of Income in the period that they occur. It is difficult to predict the amount of excess tax benefit or tax deficiency that may occur upon the exercise or vesting of a share award. The average annual excess tax benefit that the Corporation recognized as additional paid in capital over the last three years was approximately $760 thousand.

Financial Condition
Summary
Total assets amounted to $4.4 billion at December 31, 2016, an increase of $609.5 million, or 16%, from the end of 2015, reflecting growth in the commercial real estate portfolio, purchases of residential real estate loans and additions to the investment securities portfolio.

Nonperforming assets as a percentage of total assets amounted to 0.53% and 0.58%, respectively, at December 31, 2016 and 2015. Past due loans as a percentage of total loans amounted to 0.76% and 0.58%, respectively, at December 31, 2016 and 2015.

In 2016, total deposits increased by $129.5 million, or 4%, including a net increase of $109.8 million of out-of-market brokered time certificates of deposit. FHLBB advances increased by $470.0 million, or 124%, from December 31, 2015, primarily to fund asset growth.

Shareholders’ equity totaled $390.8 million at December 31, 2016, up by $15.4 million from the balance at the end of December 31, 2015.  Capital levels continue to exceed the the regulatory minimum levels to be considered “well capitalized,” with a total risk-based capital ratio of 12.26% at December 31, 2016, compared to 12.58% at December 31, 2015. See Note 13 to the Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2016 and 2015, the Corporation did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 5 and 16 to the Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$108,440	15%	$77,015	21%	$31,172	9%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	588,085	79	234,856	61	245,366	68
Obligations of states and political subdivisions	14,485	2	36,080	10	49,176	14
Individual name issuer trust preferred debt securities	26,736	4	25,138	7	25,774	7
Corporate bonds	2,166	—	1,955	1	6,174	2
Total securities available for sale	$739,912	100%	$375,044	100%	$357,662	100%

(Dollars in thousands)
December 31,	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$15,633	100%	$20,023	100%	$25,222	100%
Total securities held to maturity	$15,633	100%	$20,023	100%	$25,222	100%

During 2016, government agency mortgage-backed securities and agency debt securities totaling $553.3 million and with a weighted average yield of 2.45% were purchased. The purchases were partially offset by calls and maturities of agency debt securities and obligations of states and political subdivisions, as well as routine principal pay-downs on mortgage-backed securities. The purpose of the securities portfolio growth was to generate additional interest income and provide additional balance sheet liquidity.

As of December 31, 2016, the securities portfolio totaled $755.5 million, or 17% of total assets, compared to $395.1 million, or 10% or total assets, as of December 31, 2015. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

At December 31, 2016 the net unrealized loss position on securities available for sale and held to maturity amounted to $10.5 million, compared to a net unrealized gain position of $2.2 million at December 31, 2015. Included in these amounts were gross unrealized losses of $15.8 million and $5.5 million, respectively, as of December 31, 2016 and 2015. As of December 31, 2016, the gross unrealized losses were concentrated in obligations of U.S. government agencies and U.S government-sponsored enterprises, including mortgaged-backed securities, and were primarily attributable to relative changes in interest rates since the time of purchase. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature.

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

(Dollars in thousands)	December 31, 2016
	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises:
Amortized cost	$—	$30,995	$80,488	$—	$111,483
Weighted average yield	—%	1.42%	2.00%	—%	1.84%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	73,342	211,509	157,183	150,799	592,833
Weighted average yield	3.00	2.78	2.58	2.16	2.60
Obligations of states and political subdivisions:
Amortized cost	2,157	10,520	1,746	—	14,423
Weighted average yield	3.92	3.97	3.92	—	3.96
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	—	29,851	29,851
Weighted average yield	—	—	—	1.85	1.85
Corporate bonds:
Amortized cost	—	1,950	205	—	2,155
Weighted average yield	—	2.29	3.18	—	2.38
Total debt securities available for sale:
Amortized cost	$75,499	$254,974	$239,622	$180,650	$750,745
Weighted average yield	3.03%	2.66%	2.39%	2.11%	2.48%
Fair value	$74,921	$252,489	$236,175	$176,327	$739,912
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$2,605	$7,157	$4,414	$1,457	$15,633
Weighted average yield	2.98%	2.88%	2.35%	0.48%	2.52%
Fair value	$2,653	$7,288	$4,495	$1,484	$15,920

Washington Trust owns trust preferred security holdings of 7 individual name issuers in the financial industry.  The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	December 31, 2016				Credit Ratings
Named Issuer		Amortized Cost	Fair Value	Unrealized Loss	December 31, 2016		Form 10-K Filing Date
(parent holding company)	(i)				Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,788	$8,720	($1,068)	Baa2	BBB-	Baa2	BBB-
Bank of America Corporation	2	4,810	4,377	(433)	Ba1 (ii)	BB+ (ii)	Ba1 (ii)	BB+ (ii)
Wells Fargo & Company	2	5,161	4,712	(449)	A1/Baa1	BBB+/BBB	A1/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,178	3,617	(561)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,988	1,810	(178)	A3	BBB+	A3	BBB+
State Street Corporation	1	1,980	1,840	(140)	A3	BBB	A3	BBB
Huntington Bancshares Incorporated	1	1,946	1,660	(286)	Baa2	BB (ii)	Baa2	BB (ii)
Totals	10	$29,851	$26,736	($3,115)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment. We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums. Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes, if applicable, between the reporting period date and the filing date of this report. We noted no additional downgrades to below investment grade between December 31, 2016 and the filing date of this report. Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed. Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports. This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations. Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments. Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Further deterioration in credit quality of the underlying issuers of the securities, further deterioration in the condition of the financial services industry, worsening of the current economic environment, or additional declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses may be designated as other-than-temporary in future periods, and the Corporation may incur write-downs.

Federal Home Loan Bank Stock
The Bank is a member of the FHLBB, which is a cooperative that provides services to its member banking institutions. The primary reason for the Bank’s membership is to gain access to a reliable source of wholesale funding in order to manage interest rate risk. The purchase of FHLBB stock is a requirement for a member to gain access to funding. The Bank purchases FHLBB stock in proportion to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return. The Bank’s investment in FHLBB stock, which is recorded at cost, totaled $43.1 million at December 31, 2016, compared to $24.3 million at December 31, 2015.

Loans
Total loans amounted to $3.2 billion at December 31, 2016.  In 2016, loans grew by $221.2 million, or 7%, with increases of $117.1 million in the commercial loan portfolio and $109.2 million in the residential real estate portfolio, which were partially offset by a decrease of $5.1 million in consumer loans.

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Mortgages (1)	$1,074,186	33%	$931,953	31%	$843,978	30%	$796,249	32%	$710,813	31%
Construction & development (2)	121,371	4	122,297	4	79,592	3	36,289	1	27,842	1
Commercial & industrial (3)	576,109	18	600,297	20	611,918	21	530,797	22	513,764	23
Total commercial	1,771,666	55	1,654,547	55	1,535,488	54	1,363,335	55	1,252,419	55
Residential real estate:
Mortgages	1,094,824	34	984,437	33	948,731	33	749,163	30	692,798	30
Homeowner construction	27,924	1	29,118	1	36,684	1	23,511	1	24,883	1
Total residential real estate	1,122,748	35	1,013,555	34	985,415	34	772,674	31	717,681	31
Consumer:
Home equity lines	264,200	8	255,565	8	242,480	8	231,362	9	226,861	10
Home equity loans	37,272	1	46,649	2	46,967	2	40,212	2	39,329	2
Other (4)	38,485	1	42,811	1	48,926	2	55,301	3	57,713	2
Total consumer loans	339,957	10	345,025	11	338,373	12	326,875	14	323,903	14
Total loans	$3,234,371	100%	$3,013,127	100%	$2,859,276	100%	$2,462,884	100%	$2,294,003	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2016 follows:

(Dollars in thousands)	Commercial			Residential Real Estate
	Mortgages	Construction (1)	Commercial & Industrial	Mortgages	Homeowner Construction (2)	Consumer	Total
Amounts due in:
One year or less	$139,754	$470	$98,556	$31,716	$705	$9,172	$280,373
After one year to five years	490,290	38,320	293,128	132,697	4,767	30,477	989,679
After five years	444,142	82,581	184,425	930,411	22,452	300,308	1,964,319
Total	$1,074,186	$121,371	$576,109	$1,094,824	$27,924	$339,957	$3,234,371

Interest rate terms on amounts due after one year:
Predetermined rates	$174,585	$—	$223,495	$308,364	$27,219	$52,975	$786,638
Floating or adjustable rates	759,847	120,901	254,058	754,744	—	277,810	2,167,360

(1)	Includes certain construction loans that will convert to repayment terms following the construction period and be reclassified to the commercial mortgage or commercial and industrial category.

(2)	Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

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

Commercial Loans
The commercial loan portfolio represented 55% of total loans at December 31, 2016. Commercial loans fall into two major categories, commercial real estate and commercial and industrial loans.

Commercial Real Estate Loans
Commercial real estate loans amounted to $1.2 billion at December 31, 2016, up by $141.3 million, or 13%, from $1.1 billion at December 31, 2015. The growth in commercial real estate loans was in large part due to enhanced business cultivation efforts with new and existing borrowers, with an emphasis on larger loan balances to borrowers or groups of related borrowers. Included in the end of period commercial real estate amounts were construction and development loans of $121.4 million and $122.3 million, respectively, at December 31, 2016 and December 31, 2015.

At December 31, 2016, shared national credit balances outstanding included in the commercial real estate loan portfolio totaled $25.3 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

Commercial real estate loans are secured by a variety of property types, with approximately 91% of the total at December 31, 2016 composed of retail facilities, office buildings, multi-family dwellings, commercial mixed use, lodging, healthcare facilities and industrial and warehouse properties. The average loan balance outstanding in this portfolio was $2.3 million and the largest individual commercial real estate loan outstanding was $26.9 million as of December 31, 2016.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,105,539	93%	$959,883	91%
New York, New Jersey, Pennsylvania	77,038	6	80,989	8
New Hampshire	12,980	1	13,377	1
Total	$1,195,557	100%	$1,054,249	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $576.1 million at December 31, 2016, down by $24.2 million, or 4%, from the balance at December 31, 2015. This decline reflected a higher level of unscheduled loan payoffs in 2016 compared to 2015.

At December 31, 2016, shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $67.6 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

This portfolio includes loans to a variety of business types.  Approximately 95% of the total portfolio is composed of health care/social assistance, owner occupied and other real estate, manufacturing, retail trade, professional, scientific and technical, transportation and warehousing, entertainment and recreation, educational services, accommodation and food services, public administration, construction businesses and other services, finance and insurance and wholesale trade businesses. The average loan balance outstanding in this portfolio was $471 thousand and the largest individual commercial and industrial loan outstanding was $24.2 million as of December 31, 2016.

Residential Real Estate Loans
Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity for the periods indicated:

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Originations for retention in portfolio	$264,466	$234,853	$353,460
Originations for sale to the secondary market (1)	600,800	523,833	346,881
Total	$865,266	$758,686	$700,341

(1)	Also includes loans originated in a broker capacity.

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Loans sold with servicing rights retained	$165,414	$162,225	$106,620
Loans sold with servicing rights released (1)	443,824	368,675	206,801
Total	$609,238	$530,900	$313,421

(1)	Also includes loans originated in a broker capacity.

Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.5 million and $3.3 million, respectively, as of December 31, 2016 and December 31, 2015. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounts to $522.8 million and $458.6 million, respectively, as of December 31, 2016 and December 31, 2015.

Residential real estate loans held in portfolio amounted to $1.1 billion at December 31, 2016, up by $109.2 million, or 11%, from the balance at December 31, 2015. During 2016, the Corporation purchased $111.0 million of residential mortgage loans from other financial institutions. These loans were individually evaluated to Washington Trust’s underwriting standards and are predominantly secured by properties located in Massachusetts.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,106,366	98.6%	$995,743	98.2%
New Hampshire	11,445	1.0	10,186	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	2,648	0.2	4,163	0.4
Ohio	997	0.1	1,557	0.2
Other	1,292	0.1	1,906	0.2
Total (1)	$1,122,748	100.0%	$1,013,555	100.0%

(1)	Includes residential mortgage loans purchased from other financial institutions totaling $128.9 million and $27.5 million, respectively, as of December 31, 2016 and December 31, 2015.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft.

The consumer loan portfolio totaled $340.0 million at December 31, 2016, up by $5.1 million, or 1%, from December 31, 2015.  Home equity lines and home equity loans represented 89% of the total consumer portfolio at December 31, 2016.  The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $27.7 million and $34.5 million, respectively, at December 31, 2016 and December 31, 2015.

Investment in Bank-Owned Life Insurance
BOLI amounted to $71.1 million and $65.5 million, respectively, at December 31, 2016 and December 31, 2015. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A2” or better by Moody’s at December 31, 2016.  BOLI is included in the Consolidated Balance Sheet at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Asset Quality
The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees management’s systems and procedures for monitoring the credit quality of the loan portfolio, conducting a loan review program, maintaining the integrity of the loan rating system and determining the adequacy of the allowance for loan losses. The Audit Committee also approves the policy and methodology for establishing the allowance for loan losses. These committees report the results of their respective oversight functions to the Bank’s Board of Directors.  In addition, the Board reviews information concerning asset quality measurements and trends on a regular basis.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)
December 31,	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial mortgages	$7,811	$5,711	$5,315	$7,492	$10,681
Commercial construction and development	—	—	—	—	—
Commercial & industrial	1,337	3,018	1,969	1,291	4,412
Residential real estate	11,736	10,666	7,124	8,315	6,158
Consumer	1,174	1,652	1,537	1,204	1,292
Total nonaccrual loans	22,058	21,047	15,945	18,302	22,543
Nonaccrual investment securities	—	—	—	547	843
Property acquired through foreclosure or repossession, net	1,075	716	1,176	932	2,047
Total nonperforming assets	$23,133	$21,763	$17,121	$19,781	$25,433
Nonperforming assets to total assets	0.53%	0.58%	0.48%	0.62%	0.83%
Nonaccrual loans to total loans	0.68%	0.70%	0.56%	0.74%	0.98%
Total past due loans to total loans	0.76%	0.58%	0.63%	0.89%	1.22%
Accruing loans 90 days or more past due	$—	$—	$—	$—	$—

Nonperforming assets totaled $23.1 million, or 0.53% of total assets, at December 31, 2016, compared to $21.8 million, or 0.58% of total assets, at December 31, 2015.

Property acquired through foreclosure or repossession amounted to $1.1 million at December 31, 2016 and consisted of 2 residential properties and 2 commercial properties. Prior to 2014, nonaccrual investment securities consisted of two pooled trust preferred securities.

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more past due with respect to principal and/or interest or sooner if considered appropriate by management.  Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  Interest previously accrued, but uncollected, is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income, depending on management’s assessment of the ultimate collectability of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible. During 2016, the Corporation made no significant changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status. There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2016.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1.6 million, $1.5 million and $1.3 million in 2016, 2015 and 2014, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $640 thousand, $522 thousand and $455 thousand in 2016, 2015 and 2014, respectively.

The following table presents the changes in nonaccrual loans:

(Dollars in thousands)
December 31,	2016	2015
Balance at beginning of period	$21,047	$15,945
Additions to nonaccrual status	15,278	14,964
Loans returned to accruing status	(1,516)	(2,489)
Loans charged-off	(7,012)	(2,305)
Loans transferred to other real estate owned	(1,075)	(1,206)
Payments, payoffs and other changes	(4,664)	(3,862)
Balance at end of period	$22,058	$21,047

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	December 31, 2016				December 31, 2015
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$7,807	$4	$7,811	0.73%	$4,504	$1,207	$5,711	0.61%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	745	592	1,337	0.23	48	2,970	3,018	0.50
Residential real estate mortgages	6,193	5,543	11,736	1.05	3,294	7,372	10,666	1.05
Consumer	768	406	1,174	0.35	740	912	1,652	0.48
Total nonaccrual loans	$15,513	$6,545	$22,058	0.68%	$8,586	$12,461	$21,047	0.70%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of both December 31, 2016 and December 31, 2015, the composition of nonaccrual loans was 59% residential and consumer and 41% commercial.

Nonaccrual commercial mortgage loans amounted to $7.8 million at December 31, 2016, up by $2.1 million in 2016. The balance of nonaccrual commercial mortgages as of December 31, 2016 was concentrated in 2 borrower relationships, one of which accounted for the increase in nonaccrual commercial mortgage loans in 2016.

The largest nonaccrual commercial mortgage relationship as of December 31, 2016 consisted of one loan with a carrying value of $3.9 million, net of charge-offs. This loan was previously modified in a troubled debt restructuring and has been on nonaccrual status since the third quarter of 2014. This loan is secured by commercial mixed use property in Connecticut and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $430 thousand loss allocation was deemed necessary at December 31, 2016.

The second largest nonaccrual commercial mortgage relationship as of December 31, 2016 consisted of 3 loans with a carrying value of $3.9 million, net of charge-offs. One loan in this relationship was on nonaccrual status at December 31, 2015 and had a carrying value of $1.2 million at that time. A loss allocation for the full amount was provided for in the allowance for loan losses at December 31, 2015 and during the first quarter of 2016, this loan was fully charged off. The remaining 2 loans in this relationship became past due and were placed on nonaccrual status in the third quarter of 2016. As a result of the continued deterioration in the financial condition of the borrower and changes in the value of the underlying collateral, the Corporation recognized additional charge-offs totaling $4.3 million on this relationship in the latter half of 2016. This relationship is secured by mixed use properties in Connecticut and was previously modified and reported as a troubled debt restructuring. It is collateral dependent and based on the estimated fair value of the underlying collateral, no loss allocation was deemed necessary at December 31, 2016.

Nonaccrual commercial & industrial loans amounted to $1.3 million at December 31, 2016, down by $1.7 million in 2016. This decline included the recognition of a $737 thousand charge-off on one commercial and industrial loan. A substantial portion of the loss exposure associated with this charge-off was recognized prior to 2016.

Nonaccrual residential real estate mortgage loans totaled $11.7 million at the end 2016, up by $1.1 million from the balance at the end of 2015. As of December 31, 2016, the balance of nonaccrual residential mortgage loans was predominantly secured by properties located in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential real estate loans at December 31, 2016 were 6 loans purchased for portfolio and serviced by others amounting to $1.6 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectability of nonperforming loans.

Nonaccrual consumer loans totaled $1.2 million at December 31, 2016, down by $478 thousand from the end of 2015. The balance at December 31, 2016 primarily consisted of home equity loans secured by properties located in Rhode Island.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)
December 31,	2016		2015
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$8,708	0.81%	$4,555	0.49%
Construction & development	—	—	—	—
Commercial & industrial	1,154	0.20	462	0.08
Residential real estate	12,226	1.09	9,286	0.92
Consumer	2,334	0.69	3,256	0.94
Total past due loans	$24,422	0.76%	$17,559	0.58%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2016, the composition of past due loans was 60% residential and consumer and 40% commercial, compared to 71% and 29%, respectively, at December 31, 2015.

As of December 31, 2016, total past due loans amounted to $24.4 million, or 0.76% of total loans, compared to $17.6 million, or 0.58%, at December 31, 2015. The increase in past due loans included one commercial mortgage borrower relationship with a total carrying value of $3.9 million at December 31, 2016 that became past due in the third quarter of 2016. See additional disclosure regarding this relationship under the caption “Nonaccrual Loans.” The increase in past due loans also included a $2.9 million increase in past due residential mortgages. There were 39 past due residential mortgages at December 31, 2016, compared to 32 loans at December 31, 2015.

Total past due loans as of December 31, 2016 and 2015 included nonaccrual loans of $18.6 million and $13.6 million, respectively.  All loans 90 days or more past due at December 31, 2016 and 2015 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of December 31, 2016, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below. See Note 6 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)
December 31,	2016	2015	2014	2013	2012
Accruing troubled debt restructured loans:
Commercial mortgages	$1,965	$9,430	$9,676	$22,800	$9,569
Commercial & industrial	5,761	853	954	1,265	6,577
Residential real estate	3,925	669	1,252	1,442	1,123
Consumer	106	228	135	236	154
Accruing troubled debt restructured loans	11,757	11,180	12,017	25,743	17,423
Nonaccrual troubled debt restructured loans:
Commercial mortgages	7,807	5,296	4,898	—	—
Commercial & industrial	1,177	1,371	1,193	542	2,063
Residential real estate	1,384	596	248	—	688
Consumer	110	—	—	38	44
Nonaccrual troubled debt restructured loans	10,478	7,263	6,339	580	2,795
Total troubled debt restructured loans	$22,235	$18,443	$18,356	$26,323	$20,218

Loans classified as troubled debt restructurings amounted to $22.2 million, at December 31, 2016, compared to $18.4 million at December 31, 2015. The allowance for loan losses included specific reserves for troubled debt restructurings of $567 thousand and $1.8 million, respectively, at December 31, 2016 and 2015.

As of December 31, 2016, 70% of accruing troubled debt restructured loans consisted of 2 borrower relationships. The largest accruing troubled debt restructured relationship at December 31, 2016 consisted of a commercial and industrial loan with a carrying value of $4.7 million. The restructuring took place in 2016 and included a below-market rate concession and interest only payments for a temporary period. The second largest accruing troubled debt restructured relationship consisted of a residential real estate mortgage with a carrying value of $3.5 million at December 31, 2016. The restructuring took place in 2016 and included interest only payments for a temporary period of time. Both of these loans are current with respect to payment terms at December 31, 2016.

As of December 31, 2016, 75% of nonaccrual troubled debt restructured loans consisted of 2 borrower relationships in the commercial mortgage category. Both of these relationships were restructured in 2013 and included modifications of certain payment terms and a below-market rate concession for a temporary period. See additional disclosure regarding these 2 nonaccrual commercial mortgage relationships above under the caption “Nonaccrual Loans.”

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2016 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses. The Corporation has identified approximately $6.8 million in potential problem loans at December 31, 2016, compared to $7.9 million at December 31, 2015. The balance of potential problem loans at December 31, 2016 was primarily comprised of one commercial and industrial relationship with a carrying value of $6.2 million. Management considers this relationship adequately-secured and it was current with respect to payment terms at December 31, 2016. Potential problem loans are assessed for loss exposure using the methods described in Note 6 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 6 to the Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at December 31, 2016 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)
December 31,	2016	2015
Collateral dependent impaired loans (1)	$24,238	$26,998
Impaired loans measured on discounted cash flow method (2)	9,577	5,228
Total impaired loans	$33,815	$32,226

(1)	Net of partial charge-offs of $5.6 million and $1.4 million, respectively, at December 31, 2016 and 2015.

(2)	Net of partial charge-offs of $21 thousand and $114 thousand, respectively, at December 31, 2016 and 2015.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	December 31, 2016			December 31, 2015
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$33,815	$606	1.79%	$32,226	$2,583	8.02%
Loans collectively evaluated for impairment	3,200,556	25,398	0.79	2,980,901	24,486	0.82
Total	$3,234,371	$26,004	0.80%	$3,013,127	$27,069	0.90%

Based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with growth in the loan portfolio, a loan loss provision totaling $5.7 million was charged to earnings for 2016, compared to $1.1 million in 2015. Net charge-offs were $6.7 million, or 0.21% of average loans in 2016, and $2.0 million, or 0.07%, of average loans, in 2015. The increase in the loan loss provision and the increase in net-charge offs in 2016 were largely due to additional loss exposure allocated to and charge-offs taken on one commercial mortgage borrower relationship. See additional discussion regarding this relationship under the caption “Nonaccrual Loans.”

As of December 31, 2016, the allowance for loan losses was $26.0 million, or 0.80% of total loans, compared to $27.1 million, or 0.90% of total loans, at December 31, 2015. The reduction in the overall ratio of allowance for loan losses to total loans reflects the impact of charge-offs and a decrease in specific reserves on impaired loans.

The following table reflects the activity in the allowance for loan losses during the years presented:

(Dollars in thousands)
December 31,	2016	2015	2014	2013	2012
Balance at beginning of period	$27,069	$28,023	$27,886	$30,873	$29,802
Charge-offs:
Commercial:
Mortgages	5,816	809	977	5,213	485
Construction and development	—	—	—	—	—
Commercial & industrial	759	671	558	358	1,179
Residential real estate:
Mortgages	200	207	132	128	367
Homeowner construction	—	—	—	—	—
Consumer	237	618	282	323	304
Total charge-offs	7,012	2,305	1,949	6,022	2,335
Recoveries:
Commercial:
Mortgages	56	92	24	380	442
Construction and development	—	—	—	—	—
Commercial & industrial	156	87	86	153	103
Residential real estate:
Mortgages	11	28	51	3	110
Homeowner construction	—	—	—	—	—
Consumer	74	94	75	99	51
Total recoveries	297	301	236	635	706
Net charge-offs	6,715	2,004	1,713	5,387	1,629
Provision charged to earnings	5,650	1,050	1,850	2,400	2,700
Balance at end of period	$26,004	$27,069	$28,023	$27,886	$30,873
Net charge-offs to average loans	0.21%	0.07%	0.07%	0.23%	0.07%

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. Prior to December 31, 2015, the unallocated allowance was maintained for measurement imprecision associated with impaired and nonaccrual loans. As a result of further enhancement and refinement of the allowance methodology to provide a more precise quantification of probable losses in the loan portfolio, management concluded that the potential risks anticipated by the unallocated allowance had been incorporated into the allocated component of the methodology, eliminating the need for the unallocated allowance in the fourth quarter of 2015.

(Dollars in thousands)
December 31,	2016		2015		2014		2013		2012
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$9,971	33%	$9,140	31%	$8,202	30%	$8,022	32%	$9,817	31%
Construction & development	1,195	4	1,758	4	1,300	3	383	1	224	1
Commercial & industrial	6,992	18	8,202	20	7,987	21	7,835	22	8,934	23
Residential real estate:
Mortgages	5,077	34	5,265	33	5,228	33	6,321	30	6,291	30
Homeowner construction	175	1	195	1	202	1	129	1	137	1
Consumer	2,594	10	2,509	11	2,713	12	2,511	14	2,684	14
Unallocated	—		—		2,391		2,685		2,786
Balance at end of period	$26,004	100%	$27,069	100%	$28,023	100%	$27,886	100%	$30,873	100%

(1)	Percentage of allocated allowance for loan losses to the total loans outstanding within the respective category.

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

Washington Trust is a participant in the Insured Cash Sweep (“ICS”) program, Demand Deposit Marketplace (“DDM”) program, and the Certificate of Deposit Account Registry Service (“CDARS”) program. Washington Trust uses these deposit sweep services to place customer funds into interest-bearing demand accounts, money market accounts, and/or time certificates of deposit issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. ICS, DDM and CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market wholesale brokered deposits. Included in deposits as of December 31, 2016 were ICS, DDM and CDARS reciprocal deposits of $265.7 million, $64.8 million and $73.9 million, respectively. Comparable balances as of December 31, 2015 were $294.0 million, $61.9 million and $75.7 million, respectively.

Total deposits amounted to $3.1 billion at December 31, 2016, up by $129.5 million, or 4%, from December 31, 2015. This included a net increase of $109.8 million of out-of-market wholesale brokered time certificates of deposit utilized as part of the Corporation’s overall funding program. Excluding out-of-market brokered time deposits, in-market deposits were up by $19.7 million, or 1%, in 2016.

Demand deposits totaled $586.0 million at December 31, 2016, up by $48.7 million, or 9%, from the balance at December 31, 2015.

NOW account balances increased by $15.1 million, or 4%, and totaled $427.7 million at December 31, 2016. Savings deposits increased by $31.4 million, or 10%, and amounted to $358.4 million at December 31, 2016.

Money market accounts totaled $730.1 million at December 31, 2016, down by $93.4 million, or 11%, from December 31, 2015, reflecting outflows related to shifts in depositor preference for this category.

Time deposits amounted to $961.6 million at December 31, 2016, down by $127.7 million, or 15%, from December 31, 2015. Included in time deposits at December 31, 2016 were out-of-market wholesale brokered time certificates of deposit of $412.2 million, which were up by $109.8 million from the balance at December 31, 2015. Excluding out-of-market brokered time deposits, in-market time deposits totaled $549.4 million at December 31, 2016, down by $18.0 million from December 31, 2015.

Borrowings
The Corporation utilizes advances from the FHLBB as well as brokered time certificates of deposit and other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs and also to fund additions to the securities portfolio and loan growth. FHLBB advances amounted to $848.9 million at December 31, 2016, up by $470.0 million from the balance at the end of 2015, primarily to fund asset growth.

In February 2016, FHLBB advances totaling $59.4 million with original maturity dates ranging from 2017 to 2019 were modified to 2020 to 2023. The original weighted average interest rate was 3.48% and was revised to 3.01%.

In March 2016, FHLBB advances totaling $10.0 million were prepaid, resulting in debt prepayment penalty expense of $431 thousand. The weighted average interest rate of these advances was 2.72% with a weighted average remaining term of 32 months. These were replaced with $10.0 million of brokered time certificates of deposits with an 18-month maturity and a fixed interest rate of 0.95%.

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

As of December 31, 2016, the funded status of the qualified defined benefit pension plan amounted to $2.8 million and was included in other assets in the Consolidated Balance Sheet. As of December 31, 2015, the unfunded status of this qualified plan amounted to $1.8 million and was included in other liabilities in the Consolidated Balance Sheet.

Non-qualified defined benefit retirement plan obligations were $13.2 million and $13.0 million, respectively, at December 31, 2016 and December 31, 2015 and were included in other liabilities in the Consolidated Balance Sheets. In accordance with the terms of these non-qualified plans, securities available for sale and other short-term investments with a carrying value of $11.7 million and $12.3 million, respectively, at December 31, 2016 and December 31, 2015 have been designated in rabbi trusts to be used for future benefit payments associated with these plans.

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually.

Prior to 2016, a single weighted-average discount rate was used to calculate interest and service cost components of net periodic benefit cost. For 2016, Washington Trust utilized a "spot rate approach" in the calculation of interest and service cost. See Note 17 to the Consolidated Financial Statements for additional disclosure regarding this change in accounting estimate.

In 2016, defined benefit plan costs decreased by $1.2 million, compared to 2015. This decrease primarily reflects an increase in the discount rate, a higher level of plan assets and a change to the “spot rate approach.” Approximately $515 thousand of the decrease in the 2016 defined benefit plan costs was attributable to the implementation of the “spot rate approach.”

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 65% of total average assets in 2016.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

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

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained within target ranges established by the ALCO during 2016.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

In 2016, net cash provided by financing activities amounted to $576.8 million.  Net inflows associated with FHLBB advances and deposit inflows were partially offset by dividends paid. Net cash used in investing activities totaled $625.4 million in 2016.  The most significant elements of cash flow within investment activities were purchases of securities and net outflows related to growth in the loan portfolio, including purchases, which were partially offset by net inflows from maturities, calls and principal repayments of debt securities. Net cash provided by operating activities amounted to $58.7 million in 2016. Net income totaled $46.5 million in 2016 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $390.8 million at December 31, 2016, compared to $375.4 million at December 31, 2015, including $46.5 million of earnings retention and reductions of $25.2 million for dividend declarations, $7.9 million of net unrealized losses associated with the change in fair value of available for sale securities, and a net charge of $2.6 million associated with the annual measurement of defined benefit pension plan obligations.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  As of December 31, 2016, a cumulative total of 185,400 shares have been repurchased. All of these shares of stock were repurchased in 2007 at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 8.92% at December 31, 2016.  This compares to a ratio of 9.95% at December 31, 2015.  Book value per share at December 31, 2016 and 2015 amounted to $22.76 and $22.06, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of December 31, 2016, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well capitalized.” See Note 13 to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at December 31, 2016:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$848,930	$420,075	$235,392	$123,255	$70,208
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	38,772	3,448	6,052	4,124	25,148
Software licensing arrangements	11,525	2,599	3,366	1,971	3,589
Other borrowings	97	51	46	—	—
Total contractual obligations	$922,005	$426,173	$244,856	$129,350	$121,626

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity. See Note 12 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$430,710	$174,860	$140,423	$49,243	$66,184
Home equity lines	232,375	—	—	—	232,375
Other loans	49,708	46,878	2,830	—	—
Standby letters of credit	6,250	5,655	295	300	—
Forward loan commitments to:
Originate loans	49,502	49,502	—	—	—
Sell loans	78,896	78,896	—	—	—
Loan related derivative contracts:
Interest rate swaps with customers	428,723	3,182	73,175	62,991	289,375
Mirror swaps with counterparties	428,723	3,182	73,175	62,991	289,375
Risk participation-in agreement	28,460	—	—	—	28,460
Interest rate risk management contract:
Interest rate swap	60,000	—	—	40,000	20,000
Total commitments	$1,793,347	$362,155	$289,898	$215,525	$925,769

Off-Balance Sheet Arrangements
In the normal course of business, Washington Trust engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  Such transactions are used to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates.  These financial transactions include commitments to extend credit, standby letters of credit, forward loan commitments, loan-related derivative contracts and interest rate risk management contracts.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and standby letters of credit are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 14 and 22 to the Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2016 and December 31, 2015, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2016 and December 31, 2015.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

December 31,	2016		2015
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.93)%	(6.54)%	(2.43)%	(7.13)%
100 basis point rate increase	2.21	1.74	1.92	3.02
200 basis point rate increase	5.13	4.99	4.93	8.18
300 basis point rate increase	8.08	8.35	8.00	13.26

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

The relative declines from December 31, 2015 to December 31, 2016 in the 13-24 month-periods as shown in the above table were attributable to several factors, including a relative increase in longer term fixed rate assets and wholesale funding. Interest rate risk modeling assumes that wholesale funding sources are more sensitive to changes in market interest rates than retail deposits, while the portion of interest earning assets represented by longer term fixed rate assets reprices more slowly in a rising rate environment.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2016 and 2015 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government sponsored enterprise securities (callable)	$4,365	($10,839)
Obligations of states and political subdivisions	24	(164)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	10,681	(68,775)
Trust preferred debt and other corporate debt securities	(164)	270
Total change in market value as of December 31, 2016	$14,906	($79,508)
Total change in market value as of December 31, 2015	$6,350	($26,362)

The increases in the potential change in market value from December 31, 2015 to December 31, 2016 were largely due to additions to the securities portfolio in 2016 and related changes in the maturity profile of the securities portfolio.

See Notes 14 and 22 to the Consolidated Financial Statements for more information regarding the nature and business purpose of derivative financial instruments and financial instruments with off-balance sheet risk.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2016, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc:

We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 6, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island
March 6, 2017

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2017 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island
March 6, 2017

Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2016	2015
Assets:
Cash and due from banks	$106,185	$93,222
Short-term investments	1,612	4,409
Mortgage loans held for sale (including $29,434 in 2016 and $33,969 in 2015 measured at fair value)	29,434	38,554
Securities:
Available for sale, at fair value	739,912	375,044
Held to maturity, at amortized cost (fair value $15,920 in 2016 and $20,516 in 2015)	15,633	20,023
Total securities	755,545	395,067
Federal Home Loan Bank stock, at cost	43,129	24,316
Loans:
Commercial	1,771,666	1,654,547
Residential real estate	1,122,748	1,013,555
Consumer	339,957	345,025
Total loans	3,234,371	3,013,127
Less allowance for loan losses	26,004	27,069
Net loans	3,208,367	2,986,058
Premises and equipment, net	29,020	29,593
Investment in bank-owned life insurance	71,105	65,501
Goodwill	64,059	64,059
Identifiable intangible assets, net	10,175	11,460
Other assets	62,484	59,365
Total assets	$4,381,115	$3,771,604
Liabilities:
Deposits:
Demand deposits	$585,960	$537,298
NOW accounts	427,707	412,602
Money market accounts	730,075	823,490
Savings accounts	358,397	326,967
Time deposits	961,613	833,898
Total deposits	3,063,752	2,934,255
Federal Home Loan Bank advances	848,930	378,973
Junior subordinated debentures	22,681	22,681
Other liabilities	54,948	60,307
Total liabilities	3,990,311	3,396,216
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares at December 31, 2016 and 30,000,000 at December 31, 2015; issued and outstanding 17,170,820 shares at December 31, 2016 and 17,019,578 shares at December 31, 2015	1,073	1,064
Paid-in capital	115,123	110,949
Retained earnings	294,365	273,074
Accumulated other comprehensive loss	(19,757)	(9,699)
Total shareholders’ equity	390,804	375,388
Total liabilities and shareholders’ equity	$4,381,115	$3,771,604

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2016	2015	2014
	Interest income:
	Interest and fees on loans	$119,491	$114,229	$107,842
	Taxable interest on securities	11,584	8,875	10,437
	Nontaxable interest on securities	982	1,555	2,149
	Dividends on corporate stock and Federal Home Loan Bank stock	1,091	953	561
	Other interest income	322	138	128
	Total interest and dividend income	133,470	125,750	121,117
	Interest expense:
	Deposits	12,504	13,142	12,937
	Federal Home Loan Bank advances	9,992	7,746	7,698
	Junior subordinated debentures	491	871	964
	Other interest expense	5	9	13
	Total interest expense	22,992	21,768	21,612
	Net interest income	110,478	103,982	99,505
	Provision for loan losses	5,650	1,050	1,850
	Net interest income after provision for loan losses	104,828	102,932	97,655
	Noninterest income:
	Wealth management revenues	37,569	35,416	33,378
	Merchant processing fees	—	—	1,291
	Mortgage banking revenues	13,183	9,901	7,152
	Service charges on deposit accounts	3,702	3,865	3,395
	Card interchange fees	3,385	3,199	3,057
	Income from bank-owned life insurance	2,659	1,982	1,846
	Loan related derivative income	3,243	2,441	1,136
	Equity in earnings (losses) of unconsolidated subsidiaries	(354)	(293)	(276)
	Net gain on sale of business line	—	—	6,265
	Other income	1,742	1,829	1,771
	Total noninterest income	65,129	58,340	59,015
	Noninterest expense:
	Salaries and employee benefits	67,221	63,024	58,530
	Net occupancy	7,151	7,000	6,312
	Equipment	6,208	5,533	4,903
	Merchant processing costs	—	—	1,050
	Outsourced services	5,222	5,111	4,483
	Legal, audit and professional fees	2,579	2,741	2,336
	FDIC deposit insurance costs	1,878	1,846	1,762
	Advertising and promotion	1,458	1,526	1,546
	Amortization of intangibles	1,284	904	644
	Debt prepayment penalties	431	—	6,294
	Acquisition related expenses	—	989	—
	Change in fair value of contingent consideration	(898)	41	—
	Other expenses	8,569	8,214	8,987
	Total noninterest expense	101,103	96,929	96,847
	Income before income taxes	68,854	64,343	59,823
	Income tax expense	22,373	20,878	18,999
	Net income	$46,481	$43,465	$40,824

	Weighted average common shares outstanding - basic	17,081	16,879	16,689
	Weighted average common shares outstanding - diluted	17,208	17,067	16,872
Per share information:	Basic earnings per common share	$2.72	$2.57	$2.44
	Diluted earnings per common share	$2.70	$2.54	$2.41
	Cash dividends declared per share	$1.46	$1.36	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	(Dollars in thousands)

Years ended December 31,	2016	2015	2014
Net income	$46,481	$43,465	$40,824
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(7,876)	(3,171)	1,021
Net change in fair value of cash flow hedges	(257)	244	331
Net change in defined benefit plan obligation adjustment	(1,925)	2,037	(8,608)
Total other comprehensive loss, net of tax	(10,058)	(890)	(7,256)
Total comprehensive income	$36,423	$42,575	$33,568

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2014	16,614	$1,038	$97,566	$232,595	($1,553)	$329,646
Net income				40,824		40,824
Total other comprehensive loss, net of tax					(7,256)	(7,256)
Cash dividends declared				(20,582)		(20,582)
Share-based compensation			1,880			1,880
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	132	9	1,758			1,767
Balance at December 31, 2014	16,746	$1,047	$101,204	$252,837	($8,809)	$346,279

Net income				43,465		43,465
Total other comprehensive loss, net of tax					(890)	(890)
Cash dividends declared				(23,228)		(23,228)
Share-based compensation			2,074			2,074
Common stock issued for acquisition	137	8	5,422			5,430
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	137	9	2,249			2,258
Balance at December 31, 2015	17,020	$1,064	$110,949	$273,074	($9,699)	$375,388

Net income				46,481		46,481
Total other comprehensive loss, net of tax					(10,058)	(10,058)
Cash dividends declared				(25,190)		(25,190)
Share-based compensation			2,190			2,190
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	151	9	1,984			1,993
Balance at December 31, 2016	17,171	$1,073	$115,123	$294,365	($19,757)	$390,804

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2016	2015	2014
	Cash flows from operating activities:
	Net income	$46,481	$43,465	$40,824
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	5,650	1,050	1,850
	Depreciation of premises and equipment	3,651	3,381	3,133
	Net amortization of premium and discount	2,779	1,568	999
	Amortization of intangibles	1,284	904	644
	Share–based compensation	2,190	2,074	1,880
	Deferred income tax expense	868	1,820	1,847
	Income from bank-owned life insurance	(2,659)	(1,982)	(1,846)
	Net gain on sale of business line	—	—	(6,265)
	Net gains on loan sales and commissions on loans originated for others	(13,137)	(9,826)	(6,802)
	Net gain on sale of portfolio loans	(135)	—	—
	Equity in (earnings) losses of unconsolidated subsidiaries	354	293	276
	Proceeds from sales of loans	551,788	477,616	257,244
	Loans originated for sale	(532,950)	(462,663)	(285,938)
	Change in fair value of contingent consideration liability	(898)	41	—
	Decrease (increase) in other assets	630	(4,458)	(8,250)
	(Decrease) increase in other liabilities	(7,163)	(1,717)	3,052
	Net cash provided by operating activities	58,733	51,566	2,648
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(431,662)	(44,682)	(53,051)
	Other investment securities available for sale	(121,679)	(88,784)	(31,208)
Proceeds from sales of:	Other investment securities available for sale	—	—	547
Maturities and principal payments of:	Mortgage-backed securities available for sale	65,673	50,083	76,703
	Other investment securities available for sale	108,256	60,085	43,012
	Mortgage-backed securities held to maturity	4,193	4,960	4,445
	(Purchases) remittance of Federal Home Loan Bank stock	(18,813)	13,414	—
	Net proceeds from the sale of business line	—	—	7,205
	Net increase in loans	(112,966)	(152,306)	(389,649)
	Proceeds from sale of portfolio loans	510	—	1,200
	Purchases of loans	(113,562)	(3,085)	(8,119)
	Proceeds from the sale of property acquired through foreclosure or repossession	731	1,580	1,769
	Purchases of premises and equipment	(3,112)	(5,479)	(5,226)
	Purchases of bank-owned life insurance	(5,000)	—	(5,000)
	Proceeds from bank-owned life insurance	2,054	—	—
	Cash used in business combination, net of cash acquired	—	(1,671)	—
	Net cash used in investing activities	(625,377)	(165,885)	(357,372)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2016	2015	2014
Cash flows from financing activities:
Net increase in deposits	129,497	179,437	249,497
Proceeds from Federal Home Loan Bank advances	1,428,750	495,500	602,499
Repayment of Federal Home Loan Bank advances	(958,793)	(522,824)	(484,284)
Proceeds from stock option exercises and issuance of other equity instruments	977	1,563	1,189
Tax benefit from stock option exercises and other equity instruments	1,016	694	578
Cash dividends paid	(24,637)	(22,770)	(19,722)
Net cash provided by financing activities	576,810	131,600	349,757
Net increase (decrease) in cash and cash equivalents	10,166	17,281	(4,967)
Cash and cash equivalents at beginning of year	97,631	80,350	85,317
Cash and cash equivalents at end of year	$107,797	$97,631	$80,350

Noncash Investing and Financing Activities:
Loans charged off	$7,012	$2,305	$1,949
Loans transferred to property acquired through foreclosure or repossession	1,075	1,206	1,961
In conjunction with the purchase acquisition detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Common stock issued for acquisition	—	5,430	—
Fair value of assets acquired, net of cash acquired	—	14,315	—
Fair value of liabilities assumed	—	7,214	—
Supplemental Disclosures:
Interest payments	$22,267	$21,947	$21,862
Income tax payments	19,822	20,213	15,515

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

The accounting and reporting policies of the Corporation conform to GAAP and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses, the valuation of goodwill and identifiable intangible assets, the assessment of investment securities for impairment and accounting for defined benefit pension plans.

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

Notes to Consolidated Financial Statements – (continued)

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

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  No market exists for shares of the FHLBB and therefore, they are carried at par value.  FHLBB stock may be redeemed at par value 5 years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.  The Corporation monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of December 31, 2016.

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

Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the the carrying amount may not be fully recoverable.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

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

Notes to Consolidated Financial Statements – (continued)

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

Share-Based Compensation
Share-based compensation plans provide for awards of stock options and other equity incentives, including nonvested share units and nonvested performance share units.

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant. The Corporation estimates grant date fair value for stock options using the Black-Scholes option-pricing model. Awards of

Notes to Consolidated Financial Statements – (continued)

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

Notes to Consolidated Financial Statements – (continued)

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

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The required disclosures about fair value measurements have been included in Note 16.

Notes to Consolidated Financial Statements – (continued)

(2) Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. As issued, ASU 2014-09 was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, Accounting Standards Update No. 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and Accounting Standards Update No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) were issued. These ASUs do not change the core principle for revenue recognition in Topic 606; instead, the amendments provide more detailed guidance in a few areas and additional implementation guidance and examples, which are expected to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as those provided by ASU 2015-14. Management has assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress is expected to be made in the second quarter of 2017. The Corporation has not yet determined the impact this ASU will have on its consolidated financial statements.

Financial Instruments - Topic 825
Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), was issued in January 2016 and provides revised guidance related to the accounting for and reporting of financial instruments. Some of the main provisions include: requiring most equity securities to be reported at fair value with unrealized gains and losses reported in the income statement; requiring separate presentation of financial assets and liabilities by measurement category and form (i.e. securities or loans); clarifying that entities must assess valuation allowances on a deferred tax asset related to available for sale debt securities in combination with their other deferred tax assets; and eliminating the requirement to disclose the method and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Management has met to discuss the impact and will assemble a project team to assess the steps required for adoption. The Corporation has not yet determined the impact ASU 2016-01 will have on its consolidated financial statements.

Leases - Topic 842
Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Washington Trust expects to adopt the provisions of ASU 2016-02 effective January 1, 2019. Management has met to discuss the impact and will assemble a project team to assess steps required for adoption. The Corporation has not yet determined the impact ASU 2016-02 will have on its consolidated financial statements.

Derivatives and Hedging - Topic 815
Accounting Standards Update No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), was issued in March 2016. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 allows for either a prospective approach or modified retrospective approach for adoption. ASU 2016-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. ASU 2016-05 will not have a material impact on the Corporation’s consolidated financial statements.

Notes to Consolidated Financial Statements – (continued)

Accounting Standards Update No. 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), was issued in March 2016. ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts by providing a four-step decision sequence to assess whether the economic characteristics of the embedded call and put options are clearly and closely related to the economic characteristics of their debt hosts. ASU 2016-06 allows for a modified retrospective approach for adoption. ASU 2016-06 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. ASU 2016-06 will not have a material impact on the Corporation’s consolidated financial statements.

Stock Compensation - Topic 718
Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), was issued in March 2016. ASU 2016-09 includes multiple provisions intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences and the classification of certain tax-related transactions on the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption was permitted in any interim or annual period. Provisions should be applied using the appropriate transition method as detailed by the provisions of ASU 2016-09. Management adopted the provisions of this ASU on January 1, 2017. For Washington Trust, the most significant provision of this ASU pertained to the accounting of excess tax benefits or tax deficiencies on share based award exercises and vestings. ASU 2016-09 requires that excess tax benefits or tax deficiencies be recognized as income tax benefit or expense in the Consolidated Statements of Income in the period that they occur. The ASU also requires that the excess tax benefits or tax deficiencies be reported as an operating activity in the Consolidated Statement of Cash Flows. In accordance with the ASU, management utilized the prospective approach in adopting this provision. It is difficult to predict the amount of excess tax benefit or tax deficiency that may occur upon the exercise or vesting of a share award. The average annual excess tax benefit that the Corporation recognized as additional paid in capital over the last three years was approximately $760 thousand. The remaining provisions of ASU 2016-09 will not have a material impact on the consolidated financial statements.

Credit Losses - Topic 326
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition approach will be adopted in order to maintain the same amortized cost prior to and subsequent to the effective date of ASU 2016-13. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, for annual periods and interim periods within those annual periods, beginning after December 15, 2018. Management has assembled a project team that meets regularly to evaluate the provisions of this ASU, identify additional data requirements necessary and determine an approach for implementation. The Corporation has not yet determined if it will early adopt ASU 2016-13 or the impact it will have on its consolidated financial statements.

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

Notes to Consolidated Financial Statements – (continued)

Accounting Standards Update No. 2016-18, “Restricted Cash” (“ASU 2016-18”), was issued in November 2016. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of ASU 2016-18 requires a retrospective transition method applied to each period presented. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-18 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Intangibles - Goodwill and Other - Topic 350
Accounting Standards Update No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), was issued in January 2017 and eliminates Step 2 of the annual goodwill impairment test.  Step 2 is a more detailed analysis, which involves measuring the excess of the fair value of the reporting unit, as determined in Step 1, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Under ASU 2017-04, an impairment charge would be recognized for the amount by which the carrying amount exceeded the reporting unit’s fair value under Step 1.  ASU 2015-16 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and the provisions should be applied on a prospective basis.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of ASU 2017-04 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

The cost to acquire Halsey included $1.7 million in cash, $5.4 million in the form of 136,543 shares of Washington Trust Bancorp, Inc. common stock and a $2.9 million contingent consideration liability for the estimated present value of future earn-outs to be paid, based on the future revenue growth of the acquired business during the 5-year period following the acquisition. See Note 16 for additional disclosure on the contingent consideration liability.

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

Notes to Consolidated Financial Statements – (continued)

(4) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $11.5 million and $10.5 million, respectively, at December 31, 2016 and 2015 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of December 31, 2016 and 2015, cash and due from banks includes interest-bearing deposits in other banks of $60.3 million and $48.2 million, respectively.

(5) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$111,483	$7	($3,050)	$108,440
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	592,833	4,923	(9,671)	588,085
Obligations of states and political subdivisions	14,423	62	—	14,485
Individual name issuer trust preferred debt securities	29,851	—	(3,115)	26,736
Corporate bonds	2,155	16	(5)	2,166
Total securities available for sale	$750,745	$5,008	($15,841)	$739,912
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$15,633	$287	$—	$15,920
Total securities held to maturity	15,633	287	—	15,920
Total securities	$766,378	$5,295	($15,841)	$755,832

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$77,330	$73	($388)	$77,015
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	228,908	6,398	(450)	234,856
Obligations of states and political subdivisions	35,353	727	—	36,080
Individual name issuer trust preferred debt securities	29,815	—	(4,677)	25,138
Corporate bonds	1,970	5	(20)	1,955
Total securities available for sale	$373,376	$7,203	($5,535)	$375,044
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$20,023	$493	$—	$20,516
Total securities held to maturity	20,023	493	—	20,516
Total securities	$393,399	$7,696	($5,535)	$395,560

At December 31, 2016 and 2015, securities available for sale and held to maturity with a fair value of $736.2 million and $346.1 million, respectively, were pledged as collateral for FHLBB borrowings, potential borrowings with the FRB, certain public deposits and for other purposes.  See Note 12 for additional discussion of FHLBB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
December 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$75,499	$74,921	$2,605	$2,653
Due after one year to five years	254,974	252,489	7,157	7,288
Due after five years to ten years	239,622	236,175	4,414	4,495
Due after ten years	180,650	176,327	1,457	1,484
Total securities	$750,745	$739,912	$15,633	$15,920

Included in the above table were debt securities with an amortized cost balance of $155.6 million and a fair value of $149.5 million at December 31, 2016 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 2 months to 20 years, with call features ranging from 1 month to 5 years.

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

Notes to Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2016	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	10	$98,433	($3,050)	—	$—	$—	10	$98,433	($3,050)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	35	407,073	(9,671)	—	—	—	35	407,073	(9,671)
Individual name issuer trust preferred debt securities	—	—	—	10	26,736	(3,115)	10	26,736	(3,115)
Corporate bonds	2	400	(5)	—	—	—	2	400	(5)
Total temporarily impaired securities	47	$505,906	($12,726)	10	$26,736	($3,115)	57	$532,642	($15,841)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2015	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	4	$34,767	($388)	—	$—	$—	4	$34,767	($388)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	9	61,764	(450)	—	—	—	9	61,764	(450)
Individual name issuer trust preferred debt securities	—	—	—	10	25,138	(4,677)	10	25,138	(4,677)
Corporate bonds	3	1,235	(20)	—	—	—	3	1,235	(20)
Total temporarily impaired securities	16	$97,766	($858)	10	$25,138	($4,677)	26	$122,904	($5,535)

Further deterioration in credit quality of the underlying issuers of the securities, further deterioration in the condition of the financial services industry, worsening of the current economic environment, or additional declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods, and the Corporation may incur write-downs.

U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on these securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at December 31, 2016 were 10 trust preferred security holdings issued by 7 individual companies in the banking sector. Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased. Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of December 31, 2016, individual name issuers trust preferred debt securities with an amortized cost of $10.9 million and unrealized losses of $1.3 million were

Notes to Consolidated Financial Statements – (continued)

rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between December 31, 2016 and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

(6) Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$1,074,186	33%	$931,953	31%
Construction & development (2)	121,371	4	122,297	4
Commercial & industrial (3)	576,109	18	600,297	20
Total commercial	1,771,666	55	1,654,547	55
Residential real estate:
Mortgages	1,094,824	34	984,437	33
Homeowner construction	27,924	1	29,118	1
Total residential real estate	1,122,748	35	1,013,555	34
Consumer:
Home equity lines	264,200	8	255,565	8
Home equity loans	37,272	1	46,649	2
Other (4)	38,485	1	42,811	1
Total consumer	339,957	10	345,025	11
Total loans (5)	$3,234,371	100%	$3,013,127	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $3.0 million and $2.6 million, respectively, and net unamortized premiums on purchased loans of $783 thousand and $84 thousand, respectively, at December 31, 2016 and 2015.

At December 31, 2016 and 2015, there were $1.4 billion and $1.3 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 12 for additional disclosure regarding borrowings.

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

Notes to Consolidated Financial Statements – (continued)

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

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2016	2015
Commercial:
Mortgages	$7,811	$5,711
Construction & development	—	—
Commercial & industrial	1,337	3,018
Residential real estate:
Mortgages	11,736	10,666
Homeowner construction	—	—
Consumer:
Home equity lines	—	528
Home equity loans	1,058	1,124
Other	116	—
Total nonaccrual loans	$22,058	$21,047
Accruing loans 90 days or more past due	$—	$—

As of December 31, 2016 and 2015, loans secured by one- to four-family residential property amounting to $5.7 million and $2.6 million, respectively, were in process of foreclosure.

Nonaccrual loans of $3.5 million and $7.4 million, respectively, were current as to the payment of principal and interest as of December 31, 2016 and 2015.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2016.

Interest income that would have been recognized had nonaccrual loans been current in accordance with their original terms was approximately $1.6 million, $1.5 million and $1.3 million in 2016, 2015 and 2014, respectively.  Interest income included in the Consolidated Statements of Income on nonaccrual loans amounted to approximately $640 thousand, $522 thousand and $455 thousand, respectively, in 2016, 2015 and 2014.

Notes to Consolidated Financial Statements – (continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
December 31, 2016	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$901	$—	$7,807	$8,708	$1,065,478	$1,074,186
Construction & development	—	—	—	—	121,371	121,371
Commercial & industrial	409	—	745	1,154	574,955	576,109
Residential real estate:
Mortgages	5,381	652	6,193	12,226	1,082,598	1,094,824
Homeowner construction	—	—	—	—	27,924	27,924
Consumer:
Home equity lines	655	26	—	681	263,519	264,200
Home equity loans	776	76	658	1,510	35,762	37,272
Other	32	1	110	143	38,342	38,485
Total loans	$8,154	$755	$15,513	$24,422	$3,209,949	$3,234,371

(Dollars in thousands)	Days Past Due
December 31, 2015	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$51	$—	$4,504	$4,555	$927,398	$931,953
Construction & development	—	—	—	—	122,297	122,297
Commercial & industrial	405	9	48	462	599,835	600,297
Residential real estate:
Mortgages	3,028	2,964	3,294	9,286	975,151	984,437
Homeowner construction	—	—	—	—	29,118	29,118
Consumer:
Home equity lines	883	373	518	1,774	253,791	255,565
Home equity loans	748	490	222	1,460	45,189	46,649
Other	22	—	—	22	42,789	42,811
Total loans	$5,137	$3,836	$8,586	$17,559	$2,995,568	$3,013,127

Included in past due loans as of December 31, 2016 and 2015, were nonaccrual loans of $18.6 million and $13.6 million, respectively. All loans 90 days or more past due at December 31, 2016 and 2015 were classified as nonaccrual.

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.

Notes to Consolidated Financial Statements – (continued)

The following is a summary of impaired loans:

(Dollars in thousands)
	Recorded Investment (1)		Unpaid Principal		Related Allowance
December 31,	2016	2015	2016	2015	2016	2015
No Related Allowance Recorded:
Commercial:
Mortgages	$4,676	$4,292	$9,019	$5,101	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	6,458	1,849	6,550	1,869	—	—
Residential real estate:
Mortgages	14,385	8,441	14,569	8,826	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	6	—	64	—	—
Home equity loans	1,137	530	1,177	539	—	—
Other	116	—	116	—	—	—
Subtotal	26,772	15,118	31,431	16,399	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	5,104	10,873	6,087	10,855	448	1,633
Construction & development	—	—	—	—	—	—
Commercial & industrial	662	2,024	699	2,248	3	771
Residential real estate:
Mortgages	1,285	2,895	1,310	2,941	151	156
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	522	—	522	—	2
Home equity loans	—	679	—	783	—	21
Other	28	145	29	144	4	—
Subtotal	7,079	17,138	8,125	17,493	606	2,583
Total impaired loans	$33,851	$32,256	$39,556	$33,892	$606	$2,583
Total:
Commercial	$16,900	$19,038	$22,355	$20,073	$451	$2,404
Residential real estate	15,670	11,336	15,879	11,767	151	156
Consumer	1,281	1,882	1,322	2,052	4	23
Total impaired loans	$33,851	$32,256	$39,556	$33,892	$606	$2,583

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

Notes to Consolidated Financial Statements – (continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class:

(Dollars in thousands)
	Average Recorded Investment			Interest Income Recognized
Years ended December 31,	2016	2015	2014	2016	2015	2014
Commercial:
Mortgages	$13,201	$14,847	$22,971	$239	$327	$658
Construction & development	—	—	—	—	—	—
Commercial & industrial	3,540	3,415	2,499	99	130	126
Residential real estate:
Mortgages	12,848	5,423	4,006	322	147	101
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	354	228	97	10	1	2
Home equity loans	1,233	487	100	38	11	4
Other	147	210	119	11	10	8
Totals	$31,323	$24,610	$29,792	$719	$626	$899

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $22.3 million and $18.5 million, respectively, at December 31, 2016 and 2015. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $567 thousand and $1.8 million, respectively, at December 31, 2016 and 2015.

As of December 31, 2016, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Notes to Consolidated Financial Statements – (continued)

The following table presents loans modified as a troubled debt restructuring:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Years ended December 31,	2016	2015	2016	2015	2016	2015
Commercial:
Mortgages	1	1	$776	$1,190	$776	$1,190
Construction & development	—	—	—	—	—	—
Commercial & industrial	9	3	6,229	584	6,229	584
Residential real estate:
Mortgages	3	3	4,386	619	4,386	619
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	1	—	70	—	70
Other	—	1	—	35	—	35
Totals	13	9	$11,391	$2,498	$11,391	$2,498

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring:

(Dollars in thousands)
Years ended December 31,	2016	2015
Below-market interest rate concession	$—	$335
Payment deferral	1,111	903
Maturity / amortization concession	683	70
Interest only payments	4,326	—
Combination (1)	5,271	1,190
Total	$11,391	$2,498

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

In 2016 and 2015, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on 7 loans totaling $1.6 million and 2 loans totaling $290 thousand, respectively.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. As of December 31, 2016 and 2015, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.68 and 4.68, respectively. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses. See Note 7 for additional information.

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

The Corporation’s procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. The criticized loan portfolio, which generally consists of commercial loans that are risk-rated special mention or worse, and other selected loans are reviewed by management on a quarterly basis, focusing on the current status and strategies to improve the credit. An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)
	Pass		Special Mention		Classified
December 31,	2016	2015	2016	2015	2016	2015
Mortgages	$1,065,358	$914,774	$776	$3,035	$8,052	$14,144
Construction & development	121,371	122,297	—	—	—	—
Commercial & industrial	559,416	577,036	8,938	12,012	7,755	11,249
Total commercial loans	$1,746,145	$1,614,107	$9,714	$15,047	$15,807	$25,393
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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
December 31,	2016	2015	2016	2015
Residential real estate:
Accruing mortgages	$1,083,088	$973,771	$—	$—
Nonaccrual mortgages	5,543	7,372	6,193	3,294
Homeowner construction	27,924	29,118	—	—
Total residential loans	$1,116,555	$1,010,261	$6,193	$3,294
Consumer:
Home equity lines	$264,200	$255,047	$—	$518
Home equity loans	36,614	46,427	658	222
Other	38,375	42,811	110	—
Total consumer loans	$339,189	$344,285	$768	$740

Loan Servicing Activities
The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2013	$2,767	($69)	$2,698
Loan servicing rights capitalized	869	—	869
Amortization	(647)	—	(647)
Decrease in impairment reserve	—	67	67
Balance at December 31, 2014	2,989	(2)	2,987
Loan servicing rights capitalized	1,406	—	1,406
Amortization	(1,047)	—	(1,047)
Decrease in impairment reserve	—	1	1
Balance at December 31, 2015	3,348	(1)	3,347
Loan servicing rights capitalized	1,412	—	1,412
Amortization	(1,267)	—	(1,267)
Decrease in impairment reserve	—	1	1
Balance at December 31, 2016	$3,493	$—	$3,493

Notes to Consolidated Financial Statements – (continued)

The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2017	$1,137
	2018	767
	2019	517
	2020	349
	2021	235
	Thereafter	488
Total estimated amortization expense		$3,493

Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others, by type of loan:

(Dollars in thousands)
December 31,	2016	2015
Residential mortgages	$522,766	$458,629
Commercial loans	101,317	109,173
Total	$624,083	$567,802

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

Prior to December 31, 2015, an unallocated allowance was maintained for measurement imprecision associated with impaired and nonaccrual loans. As a result of further enhancement and refinement of the allowance methodology to provide a more precise quantification of probable losses in the loan portfolio, management concluded that the potential risks anticipated by the unallocated allowance had been incorporated into the allocated component of the methodology, eliminating the need for the unallocated allowance in the fourth quarter of 2015.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$9,140	$1,758	$8,202	$19,100	$5,460	$2,509	$27,069
Charge-offs	(5,816)	—	(759)	(6,575)	(200)	(237)	(7,012)
Recoveries	56	—	156	212	11	74	297
Provision	6,591	(563)	(607)	5,421	(19)	248	5,650
Ending Balance	$9,971	$1,195	$6,992	$18,158	$5,252	$2,594	$26,004

(1)	Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023
Charge-offs	(809)	—	(671)	(1,480)	(207)	(618)	—	(2,305)
Recoveries	92	—	87	179	28	94	—	301
Provision	1,655	458	799	2,912	209	320	(2,391)	1,050
Ending Balance	$9,140	$1,758	$8,202	$19,100	$5,460	$2,509	$—	$27,069

(1)	Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2014:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$8,022	$383	$7,835	$16,240	$6,450	$2,511	$2,685	$27,886
Charge-offs	(977)	—	(558)	(1,535)	(132)	(282)	—	(1,949)
Recoveries	24	—	86	110	51	75	—	236
Provision	1,133	917	624	2,674	(939)	409	(294)	1,850
Ending Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023

(1)	Commercial & industrial loans.

Notes to Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology.

(Dollars in thousands)	December 31, 2016		December 31, 2015
		Related Allowance		Related Allowance
	Loans		Loans
Loans Individually Evaluated For Impairment:
Commercial:
Mortgages	$9,776	$448	$15,141	$1,633
Construction & development	—	—	—	—
Commercial & industrial	7,098	3	3,871	771
Residential Real Estate	15,661	151	11,333	156
Consumer	1,280	4	1,881	23
Subtotal	33,815	606	32,226	2,583
Loans Collectively Evaluated For Impairment:
Commercial:
Mortgages	1,064,410	9,523	916,812	7,507
Construction & development	121,371	1,195	122,297	1,758
Commercial & industrial	569,011	6,989	596,426	7,431
Residential Real Estate	1,107,087	5,101	1,002,222	5,304
Consumer	338,677	2,590	343,144	2,486
Subtotal	3,200,556	25,398	2,980,901	24,486
Total	$3,234,371	$26,004	$3,013,127	$27,069

(8) Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2016	2015
Land and improvements	$6,020	$6,020
Premises and improvements	37,913	36,358
Furniture, fixtures and equipment	28,383	27,420
Total premises and equipment	72,316	69,798
Less accumulated depreciation	43,296	40,205
Total premises and equipment, net	$29,020	$29,593

Depreciation of premises and equipment amounted to $3.7 million, $3.4 million and $3.1 million, respectively, for the years ended December 31, 2016, 2015, and 2014.

Notes to Consolidated Financial Statements – (continued)

(9) Goodwill and Other Intangibles
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Commercial Banking Segment	$22,591	$22,591
Wealth Management Services Segment	41,468	41,468
Total	$64,059	$64,059

The balance of goodwill in the Commercial Banking segment at December 31, 2016 represents goodwill that arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment at December 31, 2016 represents goodwill of $35.5 million that arose from the 2005 acquisition of Weston Financial and goodwill of $5.9 million resulting from the 2015 acquisition of Halsey.

Intangible assets consist of wealth management advisory contracts and non-compete agreements. The following table presents the components of intangible assets:

(Dollars in thousands)	December 31, 2016		December 31, 2015
	Advisory Contracts	Non-compete Agreements	Advisory Contracts	Non-compete Agreements
Gross carrying amount	$20,803	$369	$20,803	$369
Accumulated amortization	10,648	349	9,610	102
Net amount	$10,155	$20	$11,193	$267

The balance of intangible assets at December 31, 2016 includes wealth management advisory contracts resulting from the Weston Financial acquisition in 2005, as well as wealth management advisory contracts and non-compete agreements resulting from the acquisition of Halsey in 2015.

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

Amortization expense for the years ended December 31, 2016, 2015, and 2014, amounted to $1.3 million, $904 thousand and $644 thousand, respectively.

The following table presents estimated annual amortization expense for intangible assets at December 31, 2016:

(Dollars in thousands)		Advisory Contracts	Non-compete Agreements	Total
Years ending December 31,	2017	$1,014	$20	$1,034
	2018	979	—	979
	2019	943	—	943
	2020	914	—	914
	2021	891	—	891
	2022 and thereafter	5,414	—	5,414

Notes to Consolidated Financial Statements – (continued)

(10) Income Tax Expense
The following table presents the components of income tax expense:

(Dollars in thousands)
Years ended December 31,	2016	2015	2014
Current tax expense:
Federal	$19,444	$17,864	$16,286
State	2,061	1,194	866
Total current tax expense	21,505	19,058	17,152
Deferred tax expense (benefit):
Federal	796	2,003	1,820
State	72	(183)	27
Total deferred tax expense	868	1,820	1,847
Total income tax expense	$22,373	$20,878	$18,999

Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

(Dollars in thousands)
Years ended December 31,	2016	2015	2014
Tax expense at Federal statutory rate	$24,099	$22,520	$20,938
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1,599)	(1,604)	(1,540)
Dividends received deduction	(58)	(57)	(29)
BOLI	(930)	(694)	(646)
Federal tax credits	(364)	(364)	(364)
Change in fair value of contingent consideration	(314)	—	—
Acquisition related expenses	—	318	—
State income tax expense, net of federal income tax benefit	1,387	658	581
Other	152	101	59
Total income tax expense	$22,373	$20,878	$18,999

Notes to Consolidated Financial Statements – (continued)

The following table presents the approximate tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities:

(Dollars in thousands)
December 31,	2016	2015
Deferred tax assets:
Allowance for loan losses	$9,621	$10,015
Defined benefit pension obligations	3,804	3,447
Deferred compensation	3,991	3,181
Deferred loan origination fees	1,999	2,001
Stock based compensation	1,519	1,772
Net unrealized losses on securities available for sale	4,008	—
Other	3,495	3,547
Deferred tax assets	28,437	23,963
Deferred tax liabilities:
Net unrealized gains on securities available for sale	—	(617)
Amortization of intangibles	(3,765)	(4,240)
Deferred loan origination costs	(5,156)	(5,089)
Loan servicing rights	(1,293)	(1,238)
Other	(1,419)	(1,009)
Deferred tax liabilities	(11,633)	(12,193)
Net deferred tax asset	$16,804	$11,770

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

The Corporation had no unrecognized tax benefits as of December 31, 2016 and 2015.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013.

(11) Time Certificates of Deposit
The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2017	$409,292	0.73%
	2018	188,978	1.12
	2019	216,245	1.54
	2020	85,922	1.61
	2021	60,752	1.77
	2022 and thereafter	424	1.89
Balance at December 31, 2016		$961,613	1.13%

Notes to Consolidated Financial Statements – (continued)

The following table presents the amount of time certificates of deposit in denominations of $100 thousand or more at December 31, 2016, maturing during the periods indicated:

(Dollars in thousands)
January 1, 2017 to March 31, 2017	$82,626
April 1, 2017 to June 30, 2017	33,443
July 1, 2017 to December 31, 2017	35,301
January 1, 201 and beyond	126,372
Balance at December 31, 2016	$277,742

Time certificates of deposit in denominations of $250 thousand or more totaled $53.4 million and $45.1 million, respectively, at December 31, 2016 and 2015.

(12) Borrowings
Federal Home Loan Bank Advances
Advances payable to FHLBB amounted to $848.9 million and $379.0 million, respectively, at December 31, 2016 and 2015.

The following table presents scheduled maturities and weighted average interest rates on FHLBB advances outstanding as of December 31, 2016:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2017	$420,075	0.89%
2018	98,134	1.36
2019	137,258	1.65
2020	72,033	1.95
2021	51,222	2.50
2022 and thereafter	70,208	3.81
Total	$848,930	1.49%

As of December 31, 2016 and 2015, the Bank had access to a $40.0 million unused line of credit with the FHLBB and also had remaining available borrowing capacity of $594.5 million and $644.8 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLBB.

Advances payable to FHLBB include short-term advances with original maturity due dates of one year or less. The following table presents certain information concerning short-term FHLBB advances:

(Dollars in thousands)
As of and for the years ended December 31,	2016	2015	2014
Average amount outstanding during the period	$275,533	$155,874	$70,693
Amount outstanding at end of period	$352,500	$107,500	$200,000
Highest month end balance during period	$367,500	$229,500	$200,000
Weighted-average interest rate at end of period	0.79%	0.55%	0.37%
Weighted-average interest rate during the period	0.73%	0.38%	0.35%

Notes to Consolidated Financial Statements – (continued)

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2016 and 2015.

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

(13) Shareholders’ Equity
2006 Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved the 2006 Stock Repurchase Plan authorizing the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  The repurchased shares would be held as treasury stock to be used for general corporate purposes.  As of December 31, 2016, a cumulative total of 185,400 shares have been repurchased, all of which were repurchased in 2007 at a total cost of $4.8 million.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively,

Notes to Consolidated Financial Statements – (continued)

from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $195.4 million as of December 31, 2016.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of the Corporation’s common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2016, a total of 2,071,309 common stock shares were reserved for issuance under the 2003 Plan, 2013 Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to various regulatory capital requirements administered by the FRB and the FDIC, respectively.  Regulatory authorities can initiate certain mandatory actions if Bancorp or the Bank fail to meet minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures, to ensure capital adequacy, require minimum amounts and ratios.

Capital levels at December 31, 2016 exceeded the regulatory minimum levels to be considered “well capitalized.”

Notes to Consolidated Financial Statements – (continued)

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	$390,867	12.26%	$255,093	8.00%	N/A	N/A
Bank	389,840	12.23	255,050	8.00	318,813	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	364,655	11.44	191,320	6.00	N/A	N/A
Bank	363,628	11.41	191,288	6.00	255,050	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	342,656	10.75	143,490	4.50	N/A	N/A
Bank	363,628	11.41	143,466	4.50	207,228	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	364,655	8.67	168,271	4.00	N/A	N/A
Bank	363,628	8.65	168,207	4.00	210,259	5.00

December 31, 2015
Total Capital (to Risk-Weighted Assets):
Corporation	367,443	12.58	233,739	8.00	N/A	N/A
Bank	366,676	12.55	233,676	8.00	292,095	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	340,130	11.64	175,304	6.00	N/A	N/A
Bank	339,363	11.62	175,257	6.00	233,676	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	318,131	10.89	131,478	4.50	N/A	N/A
Bank	339,363	11.62	131,443	4.50	189,861	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	340,130	9.37	145,191	4.00	N/A	N/A
Bank	339,363	9.36	145,103	4.00	181,378	5.00

(1)	Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Corporation is required to maintain a minimum Capital Conservation Buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the Capital Conservation Buffer was 0.625% on January 1, 2016 and will increase by 0.625% each year until it reaches 2.5% on January 1, 2019.

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

Cash Flow Hedging Instruments
As of December 31, 2016 and 2015, the Bancorp had 2 interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. In the fourth quarter of 2015, the Bancorp entered into the interest rate cap contracts and paid a premium totaling $257 thousand to obtain the right to receive the difference between 3-month LIBOR and a 4.5% strike for both of the interest rate caps. The caps mature in 2020. Prior to December 31, 2015, the Bancorp had 2 interest rate swap contracts designated as cash flow hedges to hedge the interest rate risk associated with the junior subordinated debentures noted above. During 2015, both interest rate swaps contracts matured.

During 2016, the Bank executed 2 interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

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

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allows them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of December 31, 2016 and 2015, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $428.7 million and $302.1 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

Notes to Consolidated Financial Statements – (continued)

bank. Under a risk participation-in agreement, a derivative liability, the Corporation assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank.

As of December 31, 2016, the notional amounts of the risk participation-out agreements and risk participation-in agreements were $38.3 million and $28.5 million, respectively, compared to $25.3 million and $21.5 million, respectively, as of December 31, 2015.

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

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
December 31,	Balance Sheet Location	2016	2015	Balance Sheet Location	2016	2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$378	$—
Interest rate caps	Other assets	134	187	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	1,133	1,220	Other liabilities	88	—
Commitments to sell mortgage loans	Other assets	279	—	Other liabilities	1,349	2,012
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	2,036	8,027	Other liabilities	—	—
Mirror swaps with counterparties	Other assets	—	—	Other liabilities	2,228	8,266
Risk participation agreements	Other assets	—	56	Other liabilities	—	69
Total		$3,582	$9,490		$4,043	$10,347

Notes to Consolidated Financial Statements – (continued)

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax (Effective Portion)			Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
Years ended December 31,	2016	2015	2014		2016	2015	2014
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	($224)	$288	$331	Interest Expense	$—	$—	$—
Interest rate caps	(33)	(44)	—	Interest Expense	—	—	—
Total	($257)	$244	$331		$—	$—	$—

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivative
Years ended December 31,	Statement of Income Location	2016	2015	2014
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	($175)	$28	$800
Commitments to sell mortgage loans	Mortgage banking revenues	942	3	(1,442)
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	(598)	7,569	4,989
Mirror swaps with counterparties	Loan related derivative income	3,854	(4,904)	(3,853)
Risk participation agreements	Loan related derivative income	(13)	(224)	—
Total		$4,010	$2,472	$494

Notes to Consolidated Financial Statements – (continued)

(15) Balance Sheet Offsetting
For interest rate risk management contracts and loan-related derivative contracts, the Corporation records derivative assets and derivative liabilities on a net basis. The interest rate risk management contracts and loan-related derivative contracts with counterparties are subject to master netting agreements. The following tables present the Corporation’s derivative asset and derivative liability positions and the effect of netting arrangements on the Consolidated Balance Sheets:

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
December 31, 2016
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$134	$—	$134	$—	$134
Loan-related derivative contracts:
Interest rate swaps with customers	4,920	2,884	2,036	—	2,036
Mirror swaps with counterparties	2,758	2,758	—	—	—
Total	$7,812	$5,642	$2,170	$—	$2,170

Derivative Liabilities:
Interest rate risk management contracts:
Interest rate swaps	$378	$—	$378	$133	$245
Loan-related derivative contracts:
Interest rate swaps with customers	2,884	2,884	—	—	—
Mirror swaps with counterparties	4,986	2,758	2,228	1,295	933
Total	$8,248	$5,642	$2,606	$1,428	$1,178

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
December 31, 2015
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$187	$—	$187	$—	$187
Loan-related derivative contracts:
Interest rate swaps with customers	8,027	—	8,027	—	8,027
Mirror swaps with counterparties	—	—	—	—	—
Total	$8,214	$—	$8,214	$—	$8,214

Derivative Liabilities:
Loan-related derivative contracts:
Interest rate swaps with customers	$—	$—	$—	$—	$—
Mirror swaps with counterparties	8,266	—	8,266	8,343	(77)
Total	$8,266	$—	$8,266	$8,343	($77)

As of December 31, 2016 and 2015, Washington Trust pledged collateral to derivative counterparties in the form of cash totaling $1.4 million and $8.3 million, respectively. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Notes to Consolidated Financial Statements – (continued)

(16) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of December 31, 2016 and 2015, securities available for sale, certain residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession, certain residential real estate mortgage loans held for sale and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $29.4 million and $33.2 million, respectively, at December 31, 2016 and 2015. The aggregate fair value of these loans as of the same dates was $29.4 million and $34.0 million, respectively. As of December 31, 2016 and 2015, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $40 thousand and $731 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of December 31, 2016 and 2015.

The following table presents the changes in fair value related to mortgage loans held for sale, interest rate lock commitments and commitments to sell residential real estate mortgage loans, for which the fair value option was elected. Changes in fair values are reported as a component of mortgage banking revenues in the Consolidated Statements of Income.

(Dollars in thousands)
Years ended December 31,	2016	2015	2014
Mortgage loans held for sale	($691)	($48)	$598
Interest rate lock commitments	(175)	28	800
Commitments to sell	942	3	(1,442)
Total changes in fair value	$76	($17)	($44)

Notes to Consolidated Financial Statements – (continued)

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2016 and 2015.

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments. The fair value of these securities is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category includes obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, obligations of states and political subdivisions, individual name issuer trust preferred debt securities and corporate bonds.

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2016 and 2015.

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

Derivatives
Interest rate swap and cap contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral

Notes to Consolidated Financial Statements – (continued)

securing the position. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap and cap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of December 31, 2016 and December 31, 2015, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Notes to Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets:
Securities available for sale:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$108,440	$—	$108,440	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	588,085	—	588,085	—
Obligations of states and political subdivisions	14,485	—	14,485	—
Individual name issuer trust preferred debt securities	26,736	—	26,736	—
Corporate bonds	2,166	—	2,166	—
Mortgage loans held for sale	29,434	—	29,434	—
Derivative assets	3,582	—	3,582	—
Total assets at fair value on a recurring basis	$772,928	$—	$772,928	$—
Liabilities:
Derivative liabilities	$4,043	$—	$4,043	$—
Contingent consideration liability (1)	2,047	—	—	2,047
Total liabilities at fair value on a recurring basis	$6,090	$—	$4,043	$2,047

(1)	The contingent consideration liability is included in other liabilities in the Consolidated Balance Sheets.

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets:
Securities available for sale:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$77,015	$—	$77,015	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	234,856	—	234,856	—
Obligations of states and political subdivisions	36,080	—	36,080	—
Individual name issuer trust preferred debt securities	25,138	—	25,138	—
Corporate bonds	1,955	—	1,955	—
Mortgage loans held for sale	33,969	—	33,969	—
Derivative assets	9,490	—	9,490	—
Total assets at fair value on a recurring basis	$418,503	$—	$418,503	$—
Liabilities:
Derivative liabilities	$10,347	$—	$10,347	$—
Contingent consideration liability (1)	2,945	—	—	2,945
Total liabilities at fair value on a recurring basis	$13,292	$—	$10,347	$2,945

(1)	The contingent consideration liability is included in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (continued)

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, 2 or 3 during the years ended December 31, 2016 and 2015.

The following table presents the change in the contingent consideration liability, a Level 3 liability measured at fair value on a recurring basis:

(Dollars in thousands)
Years ended December 31,	2016	2015
Beginning Balance	$2,945	$—
Initial recognition	—	2,904
Change in fair value	(898)	41
Payments	—	—
Ending Balance	$2,047	$2,945

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at December 31, 2016, which were written down to fair value during the year ended December 31, 2016:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,828	$—	$—	$3,828
Property acquired through foreclosure or repossession	605	—	—	605
Total assets at fair value on a nonrecurring basis	$4,433	$—	$—	$4,433

The allowance for loan losses on the collateral dependent impaired loans amounted to $469 thousand at December 31, 2016.

The following table summarizes the carrying value of assets held at December 31, 2015, which were written down to fair value during the year ended December 31, 2015:

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

Notes to Consolidated Financial Statements – (continued)

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2016
Collateral dependent impaired loans	$3,828	Appraisals of collateral	Discount for costs to sell	10% - 20% (15%)
			Appraisal adjustments (1)	0% - 10% (9%)
Property acquired through foreclosure or repossession	605	Appraisals of collateral	Discount for costs to sell	10% - 12% (11%)
			Appraisal adjustments (1)	6% - 50% (24%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2015
Collateral dependent impaired loans	$10,545	Appraisals of collateral	Discount for costs to sell	0% - 20% (2%)

Property acquired through foreclosure or repossession	270	Appraisals of collateral	Discount for costs to sell	12%
			Appraisal adjustments (1)	32%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

Notes to Consolidated Financial Statements – (continued)

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

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Financial Assets:
Securities held to maturity	$15,633	$15,920	$—	$15,920	$—
Loans, net of allowance for loan losses	3,208,367	3,218,651	—	—	3,218,651

Financial Liabilities:
Time deposits	$961,613	$962,374	$—	$962,374	$—
FHLBB advances	848,930	852,888	—	852,888	—
Junior subordinated debentures	22,681	16,970	—	16,970	—

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Financial Assets:
Securities held to maturity	$20,023	$20,516	$—	$20,516	$—
Loans, net of allowance for loan losses	2,986,058	3,004,782	—	—	3,004,782

Financial Liabilities:
Time deposits	$833,898	$834,574	$—	$834,574	$—
FHLBB advances	378,973	388,275	—	388,275	—
Junior subordinated debentures	22,681	16,468	—	16,468	—

Notes to Consolidated Financial Statements – (continued)

(17) Employee Benefits
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

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $11.7 million and $12.3 million are included in the Consolidated Balance Sheets at December 31, 2016 and 2015, respectively.

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually.

Prior to 2016, a single weighted-average discount rate was used to calculate interest and service cost components of net periodic benefit cost. For 2016, Washington Trust utilized a "spot rate approach" in the calculation of interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of interest and service cost. This approach provides a more precise measurement of service and interest cost by improving the correlation between projected benefit cash flows and their corresponding spot rates.

The following table presents the plans’ projected benefit obligations, fair value of plan assets and funded (unfunded)status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit obligation at beginning of period	$67,550	$73,149	$13,015	$13,097
Service cost	2,148	2,459	122	78
Interest cost	2,576	2,928	432	490
Actuarial (gain) loss	3,888	(5,410)	374	88
Benefits paid	(3,072)	(5,430)	(789)	(738)
Administrative expenses	(139)	(146)	—	—
Benefit obligation at end of period	72,951	67,550	13,154	13,015
Change in Plan Assets:
Fair value of plan assets at beginning of period	65,710	67,613	—	—
Actual return on plan assets	4,788	673	—	—
Employer contributions	8,500	3,000	789	738
Benefits paid	(3,072)	(5,430)	(789)	(738)
Administrative expenses	(139)	(146)	—	—
Fair value of plan assets at end of period	75,787	65,710	—	—
Funded (unfunded) status at end of period	$2,836	($1,840)	($13,154)	($13,015)

As of December 31, 2016, the funded status of the qualified defined benefit pension plan amounted to $2.8 million and was included in other assets in the Consolidated Balance Sheet. As of December 31, 2015, the unfunded status of this qualified plan amounted to $1.8 million and was included in other liabilities in the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements – (continued)

The unfunded status of the non-qualified defined benefit retirement plans was $13.2 million and $13.0 million, respectively, at December 31, 2016 and December 31, 2015 and was included in other liabilities in the Consolidated Balance Sheets.

The following table presents components of accumulated other comprehensive income related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2016	2015	2016	2015
Net actuarial loss	$15,593	$12,688	$4,519	$4,392
Prior service credit	(62)	(84)	(1)	(2)
Total pre-tax amounts recognized in accumulated other comprehensive income	$15,531	$12,604	$4,518	$4,390

The accumulated benefit obligation for the qualified pension plan was $65.8 million and $60.3 million at December 31, 2016 and 2015, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $12.0 million and $11.7 million at December 31, 2016 and 2015, respectively.

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2016	2015	2014	2016	2015	2014
Net Periodic Benefit Cost:
Service cost	$2,148	$2,459	$2,152	$122	$78	$46
Interest cost	2,576	2,928	2,891	432	490	478
Expected return on plan assets	(4,633)	(4,515)	(4,063)	—	—	—
Amortization of prior service credit	(23)	(23)	(23)	(1)	(1)	(1)
Recognized net actuarial loss	828	1,249	461	247	245	70
Net periodic benefit cost	896	2,098	1,418	800	812	593
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net (gain) loss	2,904	(2,816)	10,993	127	(156)	2,476
Prior service cost	23	23	23	1	1	1
Recognized in other comprehensive (loss) income	2,927	(2,793)	11,016	128	(155)	2,477
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$3,823	($695)	$12,434	$928	$657	$3,070

For the qualified pension plan, an estimated prior service credit of $23 thousand and net losses of $1.1 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year 2017. For the non-qualified retirement plans, an estimated prior service credit of $1 thousand and net losses of $261 thousand will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year 2017.

Notes to Consolidated Financial Statements – (continued)

Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2016 and 2015:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2016	2015	2016	2015
Measurement date	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
Discount rate	4.18%	4.48%	4.00%	4.20%
Rate of compensation increase	3.75	3.75	3.75	3.75

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2016	2015	2014	2016	2015	2014
Measurement date	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Discount rate	N/A	4.125%	4.875%	N/A	3.90%	4.60%
Equivalent single discount rate for benefit obligations	4.48%	N/A	N/A	4.20%	N/A	N/A
Equivalent single discount rate for service cost	4.63	N/A	N/A	4.59	N/A	N/A
Equivalent single discount rate for interest cost	3.88	N/A	N/A	3.44	N/A	N/A
Expected long-term return on plan assets	6.75	7.25	7.25	N/A	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan’s investment practices.  The assumption is updated annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions. Future decreases in the long-term rate of return assumption on plan assets would increase pension costs and, in general, may increase the requirement to make funding contributions to the plans. Future increases in the long-term rate of return on plan assets would have the opposite effect.

The discount rate assumption for defined benefit pension plans is reset on the measurement date.  Discount rates are selected for each plan by matching expected future benefit payments stream to a yield curve based on a selection of high-
quality fixed-income debt securities. Future decreases in discount rates would increase the present value of pension obligations and increase our pension costs, while future increases in discount rates would have the opposite effect.

Notes to Consolidated Financial Statements – (continued)

Plan Assets
The following tables present the fair values of the qualified pension plan’s assets:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,880	$—	$—	$2,880
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	—	4,233	—	4,233
Obligations of states and political subdivisions	—	3,418	—	3,418
Corporate bonds	—	13,775	—	13,775
Common stocks	33,893	—	—	33,893
Mutual funds	17,588	—	—	17,588
Total plan assets	$54,361	$21,426	$—	$75,787

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,598	$—	$—	$1,598
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	—	3,306	—	3,306
Obligations of states and political subdivisions	—	3,438	—	3,438
Corporate bonds	—	12,955	—	12,955
Common stocks	29,433	—	—	29,433
Mutual funds	14,980	—	—	14,980
Total plan assets	$46,011	$19,699	$—	$65,710

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2016 and 2015, the qualified pension plan did not have any securities in the Level 3 category.

Notes to Consolidated Financial Statements – (continued)

The following table present the asset allocations of the qualified pension plan, by asset category:

December 31,	2016	2015
Asset Category:
Equity securities	63.8%	63.4%
Fixed income securities	32.4	34.6
Cash and cash equivalents	3.8	2.0
Total	100.0%	100.0%

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

Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution.  The Corporation expects to contribute $3.0 million to the qualified pension plan in 2017.  In addition, the Corporation expects to contribute $779 thousand in benefit payments to the non-qualified retirement plans in 2017.

Notes to Consolidated Financial Statements – (continued)

Estimated Future Benefit Payments
The following table presents the benefit payments, which reflect expected future service, as appropriate, expected to be paid:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans
2017	$3,709	$779
2018	3,064	772
2019	3,169	801
2020	3,991	895
2021	3,682	881
Years 2022 - 2026	24,864	4,248

401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, receive a non-elective employer contribution of 4%.  Total employer matching contributions under this plan amounted to $2.3 million, $1.8 million and $1.8 million in 2016, 2015 and 2014, respectively.

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on individual, business line and/or corporate performance targets (measured in terms of the Corporation’s net income, earnings per share and return on equity.)  Total incentive based compensation amounted to $16.0 million, $14.3 million and $13.8 million in 2016, 2015 and 2014, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Compensation Committee of the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $10.8 million and $8.6 million at December 31, 2016 and 2015, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets.

(18) Share-Based Compensation Arrangements
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

Notes to Consolidated Financial Statements – (continued)

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

The following table presents share-based compensation expense and the related income tax benefit recognized in the Consolidated Statements of Income for stock options, nonvested share awards and nonvested performance shares:

(Dollars in thousands)

Years ended December 31,	2016	2015	2014
Share-based compensation expense	$2,190	$2,074	$1,880
Related income tax benefit	$810	$767	$676

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

The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2016	2015	2014
Options granted	53,400	48,600	25,850
Cliff vesting period (years)	3	3-5	3
Expected term (years)	7.5	7.5	8
Expected dividend yield	3.89%	3.94%	3.83%
Weighted average expected volatility	29.99%	40.76%	41.84%
Weighted average risk-free interest rate	1.66%	1.95%	2.27%
Weighted average grant-date fair value	$7.92	$11.15	$9.92

Notes to Consolidated Financial Statements – (continued)

The following table presents a summary of the status of Washington Trust’s stock options outstanding as of and for the year ended December 31, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Beginning of period	309,116	$26.84
Granted	53,400	40.25
Exercised	(143,237)	22.87
Forfeited or expired	—	—
End of period	219,279	$32.70	7.17	$5,121
At end of period:
Options exercisable	89,954	$25.34	4.77	$2,763
Options expected to vest in future periods	129,325	$37.82	8.85	$2,358

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$15.01 to $20.00	13,200	2.93	$17.52	13,200	$17.52
$20.01 to $25.00	54,090	4.52	23.08	47,090	22.84
$25.01 to $30.00	—	—	—	—	—
$30.01 to $35.00	51,689	6.90	32.76	29,564	32.77
$35.01 to $40.00	46,900	8.74	39.39	100	39.55
$40.01 to $45.00	53,400	9.80	40.25	—	—
	219,279	7.17	$32.70	89,954	$25.34

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $3.2 million, $1.2 million and $1.0 million, respectively.

Nonvested Shares
In 2016, the Corporation granted to directors and certain key employees 22,175 nonvested share units, with 3-year cliff vesting. In 2015, the Corporation granted to directors and certain key employees 16,275 nonvested share units, with 3- to 5-year cliff vesting. In 2014, the Corporation granted to certain key employees 11,630 nonvested share units with 3-year cliff vesting.

Notes to Consolidated Financial Statements – (continued)

The following table presents a summary of the status of Washington Trust’s nonvested shares as of and for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	47,225	$33.46
Granted	22,175	38.82
Vested	(16,797)	29.24
Forfeited	(2,928)	36.11
End of period	49,675	$37.12

Nonvested Performance Shares
The Corporation grants performance share units to certain executive officers providing the opportunity to earn shares of common stock over a 3-year performance period based on various profitability results of the Corporation in comparison to a peer group. The number of shares earned can range from zero to 200% of the target number of shares depending upon the Corporation’s core return on equity and core earnings per share growth ranking among an industry peer group.

The following table presents a summary of the performance share awards as of December 31, 2016:

		Grant Date Fair Value per Share	Current Performance Assumption	Expected Number of Shares
Performance shares awarded in:	2016	$36.11	140%	47,532
	2015	38.02	142%	37,683
	2014	34.66	133%	16,783
Total				101,998

The following table presents a summary of the status of Washington Trust’s performance share awards as of and for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	110,891	$32.81
Granted	47,532	36.11
Vested	(48,090)	27.30
Forfeited	(8,335)	37.26
End of period	101,998	$36.58

As of December 31, 2016, there was $1.7 million of total unrecognized compensation cost related to share-based compensation arrangements (including stock options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.76 years.

Notes to Consolidated Financial Statements – (continued)

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

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs.  It also includes the net gain on sale of business line and income from BOLI, as well as administrative and executive expenses not allocated to the operating segments and the residual impact of methodology allocations such as funds transfer pricing offsets.

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)
Year ended December 31, 2016	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$91,221	($66)	$19,323	$110,478
Provision for loan losses	5,650	—	—	5,650
Net interest income (expense) after provision for loan losses	85,571	(66)	19,323	104,828
Noninterest income	24,783	37,569	2,777	65,129
Noninterest expenses:
Depreciation and amortization expense	2,771	1,940	224	4,935
Other noninterest expenses	58,452	25,239	12,477	96,168
Total noninterest expenses	61,223	27,179	12,701	101,103
Income before income taxes	49,131	10,324	9,399	68,854
Income tax expense	16,790	3,692	1,891	22,373
Net income	$32,341	$6,632	$7,508	$46,481

Total assets at period end	$3,354,633	$64,625	$961,857	$4,381,115
Expenditures for long-lived assets	2,267	464	381	3,112

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2015	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$84,757	($47)	$19,272	$103,982
Provision for loan losses	1,050	—	—	1,050
Net interest income (expense) after provision for loan losses	83,707	(47)	19,272	102,932
Noninterest income	20,618	35,416	2,306	58,340
Noninterest expenses:
Depreciation and amortization expense	2,584	1,488	213	4,285
Other noninterest expenses	55,203	25,632	11,809	92,644
Total noninterest expenses	57,787	27,120	12,022	96,929
Income before income taxes	46,538	8,249	9,556	64,343
Income tax expense	15,330	3,475	2,073	20,878
Net income	$31,208	$4,774	$7,483	$43,465

Total assets at period end	$3,152,231	$63,801	$555,572	$3,771,604
Expenditures for long-lived assets	4,714	411	354	5,479

(Dollars in thousands)
Year ended December 31, 2014	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income	$80,500	($24)	$19,029	$99,505
Provision for loan losses	1,850	—	—	1,850
Net interest income (expense) after provision for loan losses	78,650	(24)	19,029	97,655
Noninterest income	17,575	33,378	8,062	59,015
Noninterest expenses:
Depreciation and amortization expense	2,447	1,127	203	3,777
Other noninterest expenses	52,639	22,386	18,045	93,070
Total noninterest expenses	55,086	23,513	18,248	96,847
Income before income taxes	41,139	9,841	8,843	59,823
Income tax expense	13,497	3,724	1,778	18,999
Net income	$27,642	$6,117	$7,065	$40,824

Total assets at period end	$2,986,453	$52,720	$547,701	$3,586,874
Expenditures for long-lived assets	3,474	1,578	174	5,226

Notes to Consolidated Financial Statements – (continued)

(20) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2016	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($12,502)	($4,626)	($7,876)
Net (gains) losses on securities classified into noninterest income	—	—	—
Net change in fair value of securities available for sale	($12,502)	($4,626)	($7,876)
Cash flow hedges:
Changes in fair value of cash flow hedges	(403)	(146)	(257)
Net cash flow hedge losses reclassified into earnings	—	—	—
Net change in the fair value of cash flow hedges	(403)	(146)	(257)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	(4,106)	(1,518)	(2,588)
Amortization of net actuarial losses (1)	1,075	397	678
Amortization of net prior service credits (1)	(24)	(9)	(15)
Net change in defined benefit plan obligations	(3,055)	(1,130)	(1,925)
Total other comprehensive loss	($15,960)	($5,902)	($10,058)
(1) The pre-tax amount is included in salaries and employee benefits expense in the Consolidated Statements of Income.

(Dollars in thousands)
Year ended December 31, 2015	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($4,926)	($1,755)	($3,171)
Net (gains) losses on securities classified into noninterest income	—	—	—
Net change in fair value of securities available for sale	($4,926)	($1,755)	($3,171)
Cash flow hedges:
Changes in fair value of cash flow hedges	(102)	(49)	(53)
Net cash flow hedge losses reclassified into earnings (1)	469	172	297
Net change in the fair value of cash flow hedges	367	123	244
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	1,478	376	1,102
Amortization of net actuarial losses (2)	1,494	542	952
Amortization of net prior service credits (2)	(24)	(7)	(17)
Net change in defined benefit plan obligations	2,948	911	2,037
Total other comprehensive loss	($1,611)	($721)	($890)
(1) The pre-tax amount is included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.
(2) The pre-tax amount is included in salaries and employee benefits expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2014	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$1,601	$580	$1,021
Net (gains) losses on securities classified into noninterest income	—	—	—
Net change in fair value of securities available for sale	1,601	580	1,021
Cash flow hedges:
Changes in fair value of cash flow hedges	(56)	(18)	(38)
Net cash flow hedge losses reclassified into earnings (1)	577	208	369
Net change in the fair value of cash flow hedges	521	190	331
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	(14,000)	(5,067)	(8,933)
Amortization of net actuarial losses (2)	531	190	341
Amortization of net prior service credits (2)	(24)	(8)	(16)
Net change in defined benefit plan obligations	(13,493)	(4,885)	(8,608)
Total other comprehensive loss	($11,371)	($4,115)	($7,256)
(1) The pre-tax amount is included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.
(2) The pre-tax amount is included in salaries and employee benefits expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2015	$1,051	($43)	($10,707)	($9,699)
Other comprehensive loss before reclassifications	(7,876)	(257)	(2,588)	(10,721)
Amounts reclassified from accumulated other comprehensive income	—	—	663	663
Net other comprehensive loss income	(7,876)	(257)	(1,925)	(10,058)
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2014	$4,222	($287)	($12,744)	($8,809)
Other comprehensive (loss) income before reclassifications	(3,171)	(53)	1,102	(2,122)
Amounts reclassified from accumulated other comprehensive income	—	297	935	1,232
Net other comprehensive (loss) income	(3,171)	244	2,037	(890)
Balance at December 31, 2015	$1,051	($43)	($10,707)	($9,699)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2013	$3,201	($618)	($4,136)	($1,553)
Other comprehensive income (loss) before reclassifications	1,021	(38)	(8,933)	(7,950)
Amounts reclassified from accumulated other comprehensive income	—	369	325	694
Net other comprehensive income (loss)	1,021	331	(8,608)	(7,256)
Balance at December 31, 2014	$4,222	($287)	($12,744)	($8,809)

Notes to Consolidated Financial Statements – (continued)

(21) Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2016	2015	2014
Earnings per common share - basic:
Net income	$46,481	$43,465	$40,824
Less dividends and undistributed earnings allocated to participating securities	(97)	(126)	(152)
Net income applicable to common shareholders	46,384	43,339	40,672
Weighted average common shares	17,081	16,879	16,689
Earnings per common share - basic	$2.72	$2.57	$2.44
Earnings per common share - diluted:
Net income	$46,481	$43,465	$40,824
Less dividends and undistributed earnings allocated to participating securities	(97)	(126)	(151)
Net income applicable to common shareholders	46,384	43,339	40,673
Weighted average common shares	17,081	16,879	16,689
Dilutive effect of common stock equivalents	127	188	183
Weighted average diluted common shares	17,208	17,067	16,872
Earnings per common share - diluted	$2.70	$2.54	$2.41

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 59,158, 34,850 and 59,234 for the years ended December 31, 2016, 2015 and 2014, respectively.

(22) Commitments and Contingencies
Financial Instruments with Off-Balance Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, forward loan commitments, loan-related derivative contracts and interest rate risk management contracts.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

Notes to Consolidated Financial Statements – (continued)

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)
December 31,	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$430,710	$360,795
Home equity lines	232,375	219,427
Other loans	49,708	44,164
Standby letters of credit	6,250	5,629
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	49,502	49,712
Commitments to sell mortgage loans	78,896	87,498
Loan related derivative contracts:
Interest rate swaps with customers	428,723	302,142
Mirror swaps with counterparties	428,723	302,142
Risk participation-in agreements	28,460	21,474
Interest rate risk management contracts:
Interest rate swaps	60,000	—

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for 1 year. At December 31, 2016 and 2015, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $6.3 million and $5.6 million, respectively.  At December 31, 2016 and 2015, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the years ended December 31, 2016, 2015 and 2014.

At December 31, 2016 and 2015, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

Notes to Consolidated Financial Statements – (continued)

Leases
At December 31, 2016, the Corporation was committed to rent premises used in banking operations under non-cancelable operating leases.  Rental expense under the operating leases amounted to $4.0 million, $3.5 million and $3.1 million for December 31, 2016, 2015 and 2014, respectively.  The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
Years ending December 31:	2017	$3,448
	2018	3,163
	2019	2,889
	2020	2,210
	2021	1,914
	2022 and thereafter	25,148
Total minimum lease payments		$38,772

Lease expiration dates range from 3 months to 24 years, with additional renewal options on certain leases ranging from 3 months to 5 years.

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

In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of December 31, 2016 and 2015, the carrying value of loans repurchased due to representation and warranty claims was $524 thousand and $534 thousand, respectively. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $180 thousand at both December 31, 2016 and December 31, 2015 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in mortgage banking revenues in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(23) Parent Company Financial Statements
The following tables present parent company only financial statements of the Bancorp, reflecting the investment in the Bank on the equity basis of accounting.  The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2016	2015
Assets:
Cash on deposit with bank subsidiary	$1,743	$3,169
Interest-bearing balances due from banks	—	—
Investment in subsidiaries at equity value	413,613	398,520
Dividends receivable from subsidiaries	6,518	5,082
Other assets	332	377
Total assets	$422,206	$407,148
Liabilities:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	6,628	6,075
Contingent consideration liability	2,047	2,945
Other liabilities	46	59
Total liabilities	31,402	31,760
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares at December 31, 2016 and 30,000,000 at December 31, 2015; issued and outstanding 17,170,820 shares at December 31, 2016 and 17,019,578 shares at December 31, 2015	1,073	1,064
Paid-in capital	115,123	110,949
Retained earnings	294,365	273,074
Accumulated other comprehensive loss	(19,757)	(9,699)
Total shareholders’ equity	390,804	375,388
Total liabilities and shareholders’ equity	$422,206	$407,148

Statements of Income	(Dollars in thousands)
Years ended December 31,	2016	2015	2014
Income:
Dividends from subsidiaries	$24,542	$23,399	$20,116
Other income	15	13	13
Total income	24,557	23,412	20,129
Expenses:
Interest on junior subordinated debentures	491	871	964
Legal and professional fees	98	134	96
Acquisition related expenses	—	308	—
Change in fair value of contingent consideration	(898)	41	—
Other	282	254	253
Total expenses	(27)	1,608	1,313
Income before income taxes	24,584	21,804	18,816
Income tax (expense) benefit	(15)	557	454
Income before equity in undistributed earnings of subsidiaries	24,569	22,361	19,270
Equity in undistributed earnings of subsidiaries	21,912	21,104	21,554
Net income	$46,481	$43,465	$40,824

Notes to Consolidated Financial Statements – (continued)

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2016	2015	2014
Cash flow from operating activities:
Net income	$46,481	$43,465	$40,824
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(21,912)	(21,104)	(21,554)
(Increase) decrease in dividend receivable	(1,436)	19	(495)
Decrease (increase) in other assets	45	(67)	183
(Decrease) increase in accrued expenses and other liabilities	(12)	2,425	(516)
Change in fair value of contingent consideration liability	(898)	41	—
Other, net	(1,051)	(3,363)	(245)
Net cash provided by operating activities	21,217	21,416	18,197
Cash flows from investing activities:
Cash used in business combination, net of cash acquired	—	(1,671)	—
Net cash used in investing activities	—	(1,671)	—
Cash flows from financing activities:
Proceeds from stock option exercises and issuance of other equity instruments	978	1,563	1,189
Tax benefit from stock option exercises and other equity instrument issuances	1,016	694	578
Cash dividends paid	(24,637)	(22,770)	(19,722)
Net cash used in financing activities	(22,643)	(20,513)	(17,955)
Net (decrease) increase in cash	(1,426)	(768)	242
Cash at beginning of year	3,169	3,937	3,695
Cash at end of year	$1,743	$3,169	$3,937

(24) Selected Quarterly Consolidated Financial Data (Unaudited)

	(Dollars and shares in thousands, except per share amounts)
	2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Interest and dividend income	$32,969	$32,190	$33,256	$35,055
	Interest expense	5,234	5,414	5,877	6,467
	Net interest income	27,735	26,776	27,379	28,588
	Provision for loan losses	500	450	1,800	2,900
	Net interest income after provision for loan losses	27,235	26,326	25,579	25,688
	Noninterest income	14,634	15,914	17,261	17,320
	Noninterest expense	25,450	26,030	24,650	24,973
	Income before income taxes	16,419	16,210	18,190	18,035
	Income tax expense	5,484	5,153	5,863	5,873
	Net income	$10,935	$11,057	$12,327	$12,162

	Weighted average common shares outstanding - basic	17,023	17,067	17,090	17,142
	Weighted average common shares outstanding - diluted	17,157	17,194	17,203	17,245
Per share information:	Basic earnings per common share	$0.64	$0.65	$0.72	$0.71
	Diluted earnings per common share	$0.64	$0.64	$0.72	$0.70
	Cash dividends declared per share	$0.36	$0.36	$0.37	$0.37

Notes to Consolidated Financial Statements – (continued)

	(Dollars and shares in thousands, except per share amounts)
	2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Interest and dividend income	$31,237	$31,510	$31,526	$31,477
	Interest expense	5,535	5,482	5,529	5,222
	Net interest income	25,702	26,028	25,997	26,255
	Provision for loan losses	—	100	200	750
	Net interest income after provision for loan losses	25,702	25,928	25,797	25,505
	Noninterest income	14,020	15,261	13,913	15,146
	Noninterest expense	23,531	24,299	24,538	24,561
	Income before income taxes	16,191	16,890	15,172	16,090
	Income tax expense	5,181	5,387	4,964	5,346
	Net income	$11,010	$11,503	$10,208	$10,744

	Weighted average common shares outstanding - basic	16,759	16,811	16,939	17,004
	Weighted average common shares outstanding - diluted	16,939	16,989	17,102	17,167
Per share information:	Basic earnings per common share	$0.65	$0.68	$0.60	$0.63
	Diluted earnings per common share	$0.65	$0.68	$0.60	$0.62
	Cash dividends declared per share	$0.34	$0.34	$0.34	$0.34

(25) Sale of Business Line
On March 1, 2014, the Corporation sold its merchant processing service business line to a third party, resulting in a net gain of $6.3 million; after-tax $4.0 million, or 24 cents per diluted share.  In connection with the sale, Washington Trust incurred divestiture related costs of $355 thousand; after-tax $227 thousand, or 1 cent per diluted share, in the first quarter of 2014. The net proceeds received from the sale totaled $7.2 million, including $900 thousand of deferred revenue that can be earned over a 5-year period by providing business referrals to the buyer. We have earned and recognized annual revenue of $180 thousand in 2016, 2015 and 2014, which was included in other income in the Consolidated Statements of Income. As of December 31, 2016, $360 thousand of deferred revenue remained to be earned under this arrangement.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2016.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

During the fourth quarter ended December 31, 2016, the Corporation implemented a new general ledger system and internal controls over financial reporting were revised in connection with this change. The Corporation’s pre- and post-implementation internal controls over financial reporting were both evaluated by management and deemed to be operating effectively.

ITEM 9B.  Other Information.
None.
PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item appears under the captions “Proposal 1: Election of Directors,” “Board of Directors and Committees – Board Committees – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 13, 2017 prepared for the Annual Meeting of Shareholders to be held April 25, 2017, which is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.

ITEM 11.  Executive Compensation.
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Director Compensation Table,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Proposal 1: Election of Directors” in the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2016 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 2003 Plan and the 2013 Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	511,405 (3)	$32.70 (4)	1,502,695 (5)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	511,405	$32.70	1,502,695

(1)	Does not include any shares already reflected in the Bancorp’s outstanding shares.

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

(4)	Does not include the effect of the nonvested share units awarded under the 2003 Plan and the 2013 Plan because these units do not have an exercise price.

(5)	Includes up to 2,487 securities that may be issued in the form of nonvested shares under the 2003 Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Corporate Governance – Director Independence” in the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the caption “Independent Registered Public Accounting Firm” in the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

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

	3.	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit Number
3.1	Restated Articles of Incorporation of the Registrant – Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
3.2	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
3.3	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2016. (1)
3.4	Amended and Restated By-Laws of the Registrant – Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated November 19, 2015. (1)
10.1
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

10.5
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.6
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.7
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.8
Form and terms of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees)  – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. (1) (2)

10.9	The Registrant’s 2013 Stock Incentive Plan – Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2013. (1) (2)

10.10
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.11
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.12
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.13
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.14
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.15
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.16	Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed herewith (2)
10.17
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

10.29	Amended and Restated Supplemental Pension Benefit Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.30	Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.31	Amendment to Supplemental Pension Benefit Plan – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
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

10.34	Second Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed herewith. (2)
10.35	Third Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed herewith. (2)
10.36
Fourth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (1) (2)

10.37
Fifth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (1) (2)

10.38
Sixth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.39	Amended and Restated Annual Performance Plan, dated December 16, 2013 – Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.40
Amended and Restated Wealth Management Business Building Incentive Plan, dated March 3, 2014 – Filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)

10.41	Form and terms of Executive Severance Agreement – Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.42	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (1) (2)

10.43
Compensatory agreement with an executive officer, dated July 16, 2009 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2009. (1) (2)

10.44
Terms of Change in Control Agreement with an executive officer, dated September 21, 2009 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009. (1) (2)

10.45
Compensatory agreement with an executive officer, dated June 20, 2012 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2012. (1) (2)

10.46
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

10.48
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

10.50
Form of First Amendment to Change in Control Agreement – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2014. (1) (2)

10.51	Form of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.52	Terms of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.53
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. (1) (2)

10.54
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.55
Form and terms of Split-Dollar Agreement with certain executive officers – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. (1) (2)

10.56
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2016 – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. (1) (2)

10.57
Terms of Amended and Restated Change in Control with certain executive officers, dated September 22, 2016 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (1) (2)

10.58	Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 19, 2017 – Filed herewith. (2)
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

ITEM 16.  Form 10-K Summary.
None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	March 6, 2017	By	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer (principal executive officer)

Date:	March 6, 2017	By	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer (principal financial officer)

Date:	March 6, 2017	By	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2017	/s/ John J. Bowen
John J. Bowen, Director

Date:	March 6, 2017	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	March 6, 2017	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	March 6, 2017	/s/ Edward O. Handy III
Edward O. Handy III, Director

Date:	March 6, 2017	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date:	March 6, 2017	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date:	March 6, 2017	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	March 6, 2017	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	March 6, 2017	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date:	March 6, 2017	/s/ H. Douglas Randall III
H. Douglas Randall III, Director

Date:	March 6, 2017	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	March 6, 2017	/s/ John F. Treanor
John F. Treanor, Director