Form 10-Q
period 2017-03-31
WASHINGTON TRUST BANCORP INC
filed 2017-05-05
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2017 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Mark one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of May 1, 2017 was 17,206,155.

PART I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	March 31, 2017	December 31, 2016
Assets:
Cash and due from banks	$111,941	$106,185
Short-term investments	2,039	1,612
Mortgage loans held for sale, at fair value	25,414	29,434
Securities:
Available for sale, at fair value	754,720	739,912
Held to maturity, at amortized cost (fair value $14,965 at March 31, 2017 and $15,920 at December 31, 2016)	14,721	15,633
Total securities	769,441	755,545
Federal Home Loan Bank stock, at cost	43,714	43,129
Loans:
Commercial	1,762,499	1,771,666
Residential real estate	1,131,210	1,122,748
Consumer	331,151	339,957
Total loans	3,224,860	3,234,371
Less allowance for loan losses	26,446	26,004
Net loans	3,198,414	3,208,367
Premises and equipment, net	28,853	29,020
Investment in bank-owned life insurance	71,642	71,105
Goodwill	64,059	64,059
Identifiable intangible assets, net	9,898	10,175
Other assets	63,348	62,484
Total assets	$4,388,763	$4,381,115
Liabilities:
Deposits:
Demand deposits	$596,974	$585,960
NOW accounts	454,344	427,707
Money market accounts	762,233	730,075
Savings accounts	362,281	358,397
Time deposits	939,739	961,613
Total deposits	3,115,571	3,063,752
Federal Home Loan Bank advances	798,741	848,930
Junior subordinated debentures	22,681	22,681
Other liabilities	53,985	54,948
Total liabilities	3,990,978	3,990,311
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,193,025 shares at March 31, 2017 and 17,170,820 shares at December 31, 2016	1,075	1,073
Paid-in capital	116,200	115,123
Retained earnings	299,555	294,365
Accumulated other comprehensive loss	(19,045)	(19,757)
Total shareholders’ equity	397,785	390,804
Total liabilities and shareholders’ equity	$4,388,763	$4,381,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2017	2016
	Interest income:
	Interest and fees on loans	$30,352	$29,998
Interest on securities:	Taxable	4,709	2,370
	Nontaxable	112	327
	Dividends on Federal Home Loan Bank stock	387	210
	Other interest income	104	64
	Total interest and dividend income	35,664	32,969
	Interest expense:
	Deposits	3,502	2,968
	Federal Home Loan Bank advances	3,344	2,152
	Junior subordinated debentures	138	112
	Other interest expense	1	2
	Total interest expense	6,985	5,234
	Net interest income	28,679	27,735
	Provision for loan losses	400	500
	Net interest income after provision for loan losses	28,279	27,235
	Noninterest income:
	Wealth management revenues	9,477	9,174
	Mortgage banking revenues	2,340	2,198
	Service charges on deposit accounts	883	907
	Card interchange fees	802	797
	Income from bank-owned life insurance	536	499
	Loan related derivative income	148	645
	Equity in earnings (losses) of unconsolidated subsidiaries	(88)	(88)
	Other income	412	502
	Total noninterest income	14,510	14,634
	Noninterest expense:
	Salaries and employee benefits	16,795	16,380
	Net occupancy	1,967	1,807
	Equipment	1,467	1,501
	Outsourced services	1,457	1,363
	Legal, audit and professional fees	616	629
	FDIC deposit insurance costs	481	493
	Advertising and promotion	237	265
	Amortization of intangibles	277	323
	Debt prepayment penalties	—	431
	Change in fair value of contingent consideration	(310)	25
	Other expenses	2,299	2,233
	Total noninterest expense	25,286	25,450
	Income before income taxes	17,503	16,419
	Income tax expense	5,721	5,484
	Net income	$11,782	$10,935

	Weighted average common shares outstanding - basic	17,186	17,023
	Weighted average common shares outstanding - diluted	17,293	17,157
Per share information:	Basic earnings per common share	$0.68	$0.64
	Diluted earnings per common share	$0.68	$0.64
	Cash dividends declared per share	$0.38	$0.36

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

Three months ended March 31,	2017	2016
Net income	$11,782	$10,935
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	401	364
Net change in fair value of cash flow hedges	98	(66)
Net change in defined benefit plan obligations	213	166
Total other comprehensive income, net of tax	712	464
Total comprehensive income	$12,494	$11,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2017	17,171	$1,073	$115,123	$294,365	($19,757)	$390,804
Net income				11,782		11,782
Total other comprehensive income, net of tax					712	712
Cash dividends declared				(6,592)		(6,592)
Share-based compensation			607			607
Exercise of stock options, issuance of other compensation-related equity awards	22	2	470			472
Balance at March 31, 2017	17,193	$1,075	$116,200	$299,555	($19,045)	$397,785

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2016	17,020	$1,064	$110,949	$273,074	($9,699)	$375,388
Net income				10,935		10,935
Total other comprehensive income, net of tax					464	464
Cash dividends declared				(6,199)		(6,199)
Share-based compensation			592			592
Exercise of stock options, issuance of other compensation-related equity awards and related tax benefit	4	—	100			100
Balance at March 31, 2016	17,024	$1,064	$111,641	$277,810	($9,235)	$381,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Three months ended March 31,	2017	2016
	Cash flows from operating activities:
	Net income	$11,782	$10,935
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	400	500
	Depreciation of premises and equipment	901	888
	Net amortization of premium and discount	893	390
	Amortization of intangibles	277	323
	Share-based compensation	607	592
	Tax benefit from stock option exercises and other equity awards	195	25
	Income from bank-owned life insurance	(536)	(499)
	Net gains on loan sales and commissions on loans originated for others	(2,269)	(2,134)
	Net gain on sale of portfolio loans	—	(135)
	Equity in (earnings) losses of unconsolidated subsidiaries	88	88
	Proceeds from sales of loans	92,325	96,741
	Loans originated for sale	(86,133)	(79,498)
	Change in fair value of contingent consideration liability	(310)	25
	Increase in other assets	(812)	(11,971)
	(Decrease) increase in other liabilities	(530)	6,847
	Net cash provided by operating activities	16,878	23,117
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(20,248)	(31,055)
	Other investment securities available for sale	(19,963)	(19,995)
Maturities and principal payments of:	Mortgage-backed securities available for sale	19,483	10,548
	Other investment securities available for sale	5,875	4,501
	Mortgage-backed securities held to maturity	871	935
	Purchases of Federal Home Loan Bank stock	(585)	(2,199)
	Net decrease (increase) in loans	9,070	(35,705)
	Net proceeds from sale of portfolio loans	—	510
	Purchases of loans	—	(98)
	Purchases of premises and equipment	(733)	(1,177)
	Net cash used in investing activities	(6,230)	(73,735)
	Cash flows from financing activities:
	Net increase (decrease) in deposits	51,819	(54,604)
	Proceeds from Federal Home Loan Bank advances	175,000	272,500
	Repayment of Federal Home Loan Bank advances	(225,189)	(164,284)
	Net proceeds from stock option exercises and issuance of other equity awards	277	75
	Cash dividends paid	(6,372)	(5,803)
	Net cash (used in) provided by financing activities	(4,465)	47,884
	Net increase (decrease) in cash and cash equivalents	6,183	(2,734)
	Cash and cash equivalents at beginning of period	107,797	97,631
	Cash and cash equivalents at end of period	$113,980	$94,897

Noncash Investing and Financing Activities:
Loans charged off	$79	$1,475
Loans transferred to property acquired through foreclosure or repossession	410	610
Supplemental Disclosures:
Interest payments	$6,985	$4,986
Income tax payments	566	706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements

(1) General Information
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company that has elected to be a financial holding company.  The Bancorp owns all of the outstanding common stock of The Washington Trust Company, of Westerly (the “Bank”), a Rhode Island chartered commercial bank founded in 1800.  Through its subsidiaries, the Bancorp offers a comprehensive product line of banking and financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its automated teller machines (“ATMs”); telephone banking; mobile banking and its internet website (www.washtrust.com).

The consolidated financial statements include the accounts of the Bancorp and its subsidiaries (collectively the “Corporation” or “Washington Trust”).  All significant intercompany transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

(2) Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. As issued, ASU 2014-09 was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, Accounting Standards Update No. 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and Accounting Standards Update No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) were issued. These ASUs do not change the core principle for revenue recognition in Topic 606; instead, the amendments provide more detailed guidance in a few areas and additional implementation guidance and examples, which are expected to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as those provided by ASU 2015-14. Washington Trust's largest source of revenue is net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this ASU. Management has assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress is expected to be made in the second quarter of 2017. The Corporation has not yet determined the impact this ASU will have on its consolidated financial statements.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

at amortized cost on the balance sheet. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2016-15 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Leases - Topic 842
Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Washington Trust expects to adopt the provisions of ASU 2016-02 effective January 1, 2019. Management is assembling a project team to evaluate the provisions of this ASU, identify additional data requirements necessary and determine an approach for implementation. The Corporation has not yet determined the impact ASU 2016-02 will have on its consolidated financial statements.

Stock Compensation - Topic 718
Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), was issued in March 2016. ASU 2016-09 includes multiple provisions intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences and the classification of certain tax-related transactions on the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Management adopted the provisions of this ASU on January 1, 2017 using the appropriate transition method as required by ASU 2016-09. For Washington Trust, the most significant provision of this ASU pertained to the accounting of excess tax benefits or tax deficiencies on share based award exercises and vestings. ASU 2016-09 requires that excess tax benefits or tax deficiencies be recognized as income tax benefit or expense in the Consolidated Statements of Income in the period that they occur. Management adopted this specific provision of the ASU on a prospective basis. The ASU also requires that the excess tax benefits or tax deficiencies be reported as an operating activity in the Consolidated Statement of Cash Flows and, in accordance with the ASU, management elected the retrospective transition method in adopting this specific provision. During the first quarter of 2017, the Corporation recognized $195 thousand in excess tax benefits, which was recorded as a reduction to income tax expense. The adoption of ASU 2016-09 did not have a material impact on the consolidated financial statements.

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

Statement of Cash Flows - Topic 230
Accounting Standards Update No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), was issued in August 2016. ASU 2016-15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies and distributions received from equity method investees. The adoption of ASU 2016-15 requires a retrospective transition method applied to each period presented. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material impact on

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

the Corporation’s consolidated financial statements.

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

Compensation - Retirement Benefits - Topic 715
Accounting Standards Update No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), was issued in March 2017. ASU 2017-07 requires that employers include the service cost component of net periodic benefit cost in the same line item as other employee compensation costs and all other components of net periodic benefit cost in a separate line item(s) in the statement of income. In addition, the line item in which the components of net periodic benefit cost other than the service cost are included shall be identified as such on the statement of income or in the notes to the financial statements. ASU 2017-07 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2017-07 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Receivables - Nonrefundable Fees and Other Costs - Subtopic 310-20
Accounting Standards Update No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”), was issued in March 2017. ASU 2017-08 shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Effective January 1, 2017, management early adopted the provisions of this ASU, as permitted. The adoption of ASU 2017-08 did not have a material impact on the Corporation’s consolidated financial statements.

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $12.0 million at March 31, 2017 and $11.5 million at December 31, 2016 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of March 31, 2017 and December 31, 2016, cash and due from banks included interest-bearing deposits in other banks of $63.8 million and $60.3 million, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$131,456	$28	($3,240)	$128,244
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	592,902	4,837	(8,946)	588,793
Obligations of states and political subdivisions	8,548	36	—	8,584
Individual name issuer trust preferred debt securities	27,880	—	(2,743)	25,137
Corporate bonds	4,131	14	(183)	3,962
Total securities available for sale	$764,917	$4,915	($15,112)	$754,720
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$14,721	$244	$—	$14,965
Total securities held to maturity	$14,721	$244	$—	$14,965
Total securities	$779,638	$5,159	($15,112)	$769,685

(Dollars in thousands)
December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$111,483	$7	($3,050)	$108,440
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	592,833	4,923	(9,671)	588,085
Obligations of states and political subdivisions	14,423	62	—	14,485
Individual name issuer trust preferred debt securities	29,851	—	(3,115)	26,736
Corporate bonds	2,155	16	(5)	2,166
Total securities available for sale	$750,745	$5,008	($15,841)	$739,912
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$15,633	$287	$—	$15,920
Total securities held to maturity	$15,633	$287	$—	$15,920
Total securities	$766,378	$5,295	($15,841)	$755,832

As of March 31, 2017 and December 31, 2016, securities with a fair value of $729.6 million and $736.2 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLBB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
March 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$61,790	$61,370	$1,851	$1,881
Due after one year to five years	249,476	246,868	5,926	6,024
Due after five years to ten years	249,319	245,182	4,802	4,882
Due after ten years	204,332	201,300	2,142	2,178
Total securities	$764,917	$754,720	$14,721	$14,965

Included in the above table are debt securities with an amortized cost balance of $150.3 million and a fair value of $144.2 million at March 31, 2017 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 14 months to 20 years, with call features ranging from 1 month to 4 years.

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

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2017	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	10	$98,249	($3,240)	—	$—	$—	10	$98,249	($3,240)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	35	390,070	(8,946)	—	—	—	35	390,070	(8,946)
Individual name issuer trust preferred debt securities	—	—	—	9	25,137	(2,743)	9	25,137	(2,743)
Corporate bonds	2	401	(3)	1	1,800	(180)	3	2,201	(183)
Total temporarily impaired securities	47	$488,720	($12,189)	10	$26,937	($2,923)	57	$515,657	($15,112)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2016	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	10	$98,433	($3,050)	—	$—	$—	10	$98,433	($3,050)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	35	407,073	(9,671)	—	—	—	35	407,073	(9,671)
Individual name issuer trust preferred debt securities	—	—	—	10	26,736	(3,115)	10	26,736	(3,115)
Corporate bonds	2	400	(5)	—	—	—	2	400	(5)
Total temporarily impaired securities	47	$505,906	($12,726)	10	$26,736	($3,115)	57	$532,642	($15,841)

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

U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at March 31, 2017 were 9 trust preferred security holdings issued by 6 individual companies in the banking sector.  Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of March 31, 2017, individual name issuer trust preferred debt securities with an amortized cost of $10.9 million and unrealized losses of $1.2 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between March 31, 2017 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$1,076,648	33%	$1,074,186	33%
Construction & development (2)	123,841	4	121,371	4
Commercial & industrial (3)	562,010	18	576,109	18
Total commercial	1,762,499	55	1,771,666	55
Residential real estate:
Mortgages	1,100,435	34	1,094,824	34
Homeowner construction	30,775	1	27,924	1
Total residential real estate	1,131,210	35	1,122,748	35
Consumer:
Home equity lines	258,695	8	264,200	8
Home equity loans	36,050	1	37,272	1
Other (4)	36,406	1	38,485	1
Total consumer	331,151	10	339,957	10
Total loans (5)	$3,224,860	100%	$3,234,371	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $3.2 million and $3.0 million, respectively, at March 31, 2017 and December 31, 2016 and net unamortized premiums on purchased loans of $907 thousand and $783 thousand, respectively, at March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, there were $1.5 billion and $1.4 billion, respectively, of loans pledged as collateral to the FHLBB under a blanket pledge agreement and to the FRB for the discount window. See Note 7 for additional disclosure regarding borrowings.

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectability of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest generally for a period of six months, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016
Commercial:
Mortgages	$7,809	$7,811
Construction & development	—	—
Commercial & industrial	1,129	1,337
Residential real estate:
Mortgages	12,253	11,736
Homeowner construction	—	—
Consumer:
Home equity lines	91	—
Home equity loans	730	1,058
Other	115	116
Total nonaccrual loans	$22,127	$22,058
Accruing loans 90 days or more past due	$—	$—

As of March 31, 2017 and December 31, 2016, loans secured by one- to four-family residential property amounting to $6.6 million and $5.7 million, respectively, were in process of foreclosure.

Nonaccrual loans of $4.0 million and $3.5 million, respectively, were current as to the payment of principal and interest at March 31, 2017 and December 31, 2016.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2017.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
March 31, 2017	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$7,806	$7,806	$1,068,842	$1,076,648
Construction & development	—	—	—	—	123,841	123,841
Commercial & industrial	7	—	1,039	1,046	560,964	562,010
Residential real estate:
Mortgages	1,826	1,515	7,192	10,533	1,089,902	1,100,435
Homeowner construction	—	—	—	—	30,775	30,775
Consumer:
Home equity lines	517	—	—	517	258,178	258,695
Home equity loans	423	102	380	905	35,145	36,050
Other	14	—	111	125	36,281	36,406
Total loans	$2,787	$1,617	$16,528	$20,932	$3,203,928	$3,224,860

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2016	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$901	$—	$7,807	$8,708	$1,065,478	$1,074,186
Construction & development	—	—	—	—	121,371	121,371
Commercial & industrial	409	—	745	1,154	574,955	576,109
Residential real estate:
Mortgages	5,381	652	6,193	12,226	1,082,598	1,094,824
Homeowner construction	—	—	—	—	27,924	27,924
Consumer:
Home equity lines	655	26	—	681	263,519	264,200
Home equity loans	776	76	658	1,510	35,762	37,272
Other	32	1	110	143	38,342	38,485
Total loans	$8,154	$755	$15,513	$24,422	$3,209,949	$3,234,371

Included in past due loans as of March 31, 2017 and December 31, 2016, were nonaccrual loans of $18.1 million and $18.6 million, respectively.

All loans 90 days or more past due at March 31, 2017 and December 31, 2016 were classified as nonaccrual.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
No Related Allowance Recorded:
Commercial:
Mortgages	$4,673	$4,676	$9,014	$9,019	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	5,618	6,458	5,758	6,550	—	—
Residential real estate:
Mortgages	14,953	14,385	15,092	14,569	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	91	—	91	—	—	—
Home equity loans	730	1,137	752	1,177	—	—
Other	—	116	—	116	—	—
Subtotal	26,065	26,772	30,707	31,431	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	$5,106	$5,104	$6,089	$6,087	$461	$448
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,266	662	1,325	699	201	3
Residential real estate:
Mortgages	1,232	1,285	1,258	1,310	183	151
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	143	28	143	29	16	4
Subtotal	7,747	7,079	8,815	8,125	861	606
Total impaired loans	$33,812	$33,851	$39,522	$39,556	$861	$606
Total:
Commercial	$16,663	$16,900	$22,186	$22,355	$662	$451
Residential real estate	16,185	15,670	16,350	15,879	183	151
Consumer	964	1,281	986	1,322	16	4
Total impaired loans	$33,812	$33,851	$39,522	$39,556	$861	$606

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

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended March 31,	2017	2016	2017	2016
Commercial:
Mortgages	$9,780	$14,740	$26	$93
Construction & development	—	—	—	—
Commercial & industrial	6,965	3,800	76	11
Residential real estate:
Mortgages	16,240	11,069	122	69
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	76	671	2	2
Home equity loans	893	1,175	8	13
Other	143	145	4	2
Totals	$34,097	$31,600	$238	$190

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $21.5 million and $22.3 million, respectively, at March 31, 2017 and December 31, 2016. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $660 thousand and $567 thousand, respectively, at March 31, 2017 and December 31, 2016.

As of March 31, 2017, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

In the three months ended March 31, 2017 and 2016, there were no loans modified as a troubled debt restructuring. In the three months ended March 31, 2017 and 2016, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on 1 loan totaling $779 thousand and 6 loans totaling $809 thousand, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The weighted average risk rating of the Corporation’s commercial loan portfolio was 4.67 at March 31, 2017 and 4.68 at December 31, 2016. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
Commercial:
Mortgages	$1,067,829	$1,065,358	$776	$776	$8,043	$8,052
Construction & development	123,841	121,371	—	—	—	—
Commercial & industrial	545,494	559,416	9,230	8,938	7,286	7,755
Total commercial loans	$1,737,164	$1,746,145	$10,006	$9,714	$15,329	$15,807

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
Residential real estate:
Accruing mortgages	$1,088,182	$1,083,088	$—	$—
Nonaccrual mortgages	5,061	5,543	7,192	6,193
Homeowner construction	30,775	27,924	—	—
Total residential loans	$1,124,018	$1,116,555	$7,192	$6,193
Consumer:
Home equity lines	$258,695	$264,200	$—	$—
Home equity loans	35,670	36,614	380	658
Other	36,295	38,375	111	110
Total consumer loans	$330,660	$339,189	$491	$768

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

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2017:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$9,971	$1,195	$6,992	$18,158	$5,252	$2,594	$26,004
Charge-offs	—	—	(2)	(2)	—	(77)	(79)
Recoveries	—	—	107	107	4	10	121
Provision	890	310	(800)	400	103	(103)	400
Ending Balance	$10,861	$1,505	$6,297	$18,663	$5,359	$2,424	$26,446
(1) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$9,140	$1,758	$8,202	$19,100	$5,460	$2,509	$27,069
Charge-offs	(1,253)	—	(8)	(1,261)	(136)	(78)	(1,475)
Recoveries	4	—	26	30	2	11	43
Provision	695	(115)	41	621	37	(158)	500
Ending Balance	$8,586	$1,643	$8,261	$18,490	$5,363	$2,284	$26,137
(1) Commercial & industrial loans.

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	March 31, 2017		December 31, 2016
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$9,773	$461	$9,776	$448
Construction & development	—	—	—	—
Commercial & industrial	6,863	201	7,098	3
Residential real estate	16,176	183	15,661	151
Consumer	964	16	1,280	4
Subtotal	33,776	861	33,815	606
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$1,066,875	$10,400	$1,064,410	$9,523
Construction & development	123,841	1,505	121,371	1,195
Commercial & industrial	555,147	6,096	569,011	6,989
Residential real estate	1,115,034	5,176	1,107,087	5,101
Consumer	330,187	2,408	338,677	2,590
Subtotal	3,191,084	25,585	3,200,556	25,398
Total	$3,224,860	$26,446	$3,234,371	$26,004

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $798.7 million and $848.9 million, respectively, at March 31, 2017 and December 31, 2016.

The following table presents maturities and weighted average interest rates on FHLBB advances outstanding as of March 31, 2017:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
April 1, 2017 to December 31, 2017	$369,886	1.02%
2018	98,134	1.28
2019	137,258	1.62
2020	72,033	1.90
2021	51,222	2.43
2022 and thereafter	70,208	3.34
Balance at March 31, 2017	$798,741	1.60%

As of March 31, 2017 and December 31, 2016, the Bank had access to a $40.0 million unused line of credit with the FHLBB and also had remaining available borrowing capacity of $645.7 million and $594.5 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLBB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(8) Shareholders’ Equity
Regulatory Capital Requirements
Capital levels at both March 31, 2017 and December 31, 2016 exceeded the regulatory minimum levels to be considered “well-capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$396,468	12.38%	$256,285	8.00%	N/A	N/A
Bank	395,157	12.34	256,233	8.00	$320,291	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	369,781	11.54	192,214	6.00	N/A	N/A
Bank	368,470	11.50	192,175	6.00	256,233	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	347,782	10.86	144,160	4.50	N/A	N/A
Bank	368,470	11.50	144,131	4.50	208,189	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	369,781	8.58	172,300	4.00	N/A	N/A
Bank	368,470	8.56	172,224	4.00	215,280	5.00

December 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	390,867	12.26	255,093	8.00	N/A	N/A
Bank	389,840	12.23	255,050	8.00	318,813	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	364,655	11.44	191,320	6.00	N/A	N/A
Bank	363,628	11.41	191,288	6.00	255,050	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	342,656	10.75	143,490	4.50	N/A	N/A
Bank	363,628	11.41	143,466	4.50	207,228	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	364,655	8.67	168,271	4.00	N/A	N/A
Bank	363,628	8.65	168,207	4.00	210,259	5.00

(1)	Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Corporation is required to maintain a minimum Capital Conservation Buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the Capital Conservation Buffer was 1.25% on January 1, 2017 and will increase by 0.625% each year until it reaches 2.5% on January 1, 2019.

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

Cash Flow Hedging Instruments
As of March 31, 2017 and December 31, 2016, the Bancorp had 2 interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtains the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

As of March 31, 2017 and December 31, 2016, the Bank had 2 interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

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

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of March 31, 2017 and December 31, 2016, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $440.2 million and $428.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Risk Participation Agreements
The Corporation has entered into risk participation agreements with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Under a risk participation-out agreement, a derivative asset, the Corporation participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Corporation assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower for a fee received from the other bank.

At March 31, 2017 and December 31, 2016, the notional amounts of risk participation-out agreements were $43.2 million and $38.3 million, respectively. The notional amounts of risk participation-in agreements were $28.4 million and $28.5 million at March 31, 2017 and December 31, 2016, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments, but do not meet criteria for hedge accounting and, as such the changes in fair value of these commitments are reflected in earnings. The Corporation has elected to carry residential real estate mortgage loans held for sale at fair value, as changes in fair value in these loans held for sale generally offset changes in interest rate lock and forward sale commitments.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2017	Dec 31, 2016	Balance Sheet Location	Mar 31, 2017	Dec 31, 2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	Other assets	$—	$—	Other liabilities	$174	$378
Interest rate caps	Other assets	$81	$134	Other liabilities	$—	$—
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	1,664	1,133	Other liabilities	2	88
Commitments to sell mortgage loans	Other assets	39	279	Other liabilities	2,138	1,349
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	495	2,036	Other liabilities	—	—
Mirror swaps with counterparties	Other assets	—	—	Other liabilities	671	2,228
Risk participation agreements	Other assets	—	—	Other liabilities	—	—
Total		$2,279	$3,582		$2,985	$4,043

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion)
Three months ended March 31,	2017	2016		2017	2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts	$131	$—	Interest Expense	$—	$—
Interest rate caps	(33)	(66)	Interest Expense	—	—
Total	$98	($66)		$—	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31,	Statement of Income Location	2017	2016
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	$617	$1,245
Commitments to sell mortgage loans	Mortgage banking revenues	(1,029)	(1,007)
Customer related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	(255)	9,901
Mirror swaps with counterparties	Loan related derivative income	478	(9,251)
Risk participation agreements	Loan related derivative income	(75)	(5)
Total		($264)	$883

(10) Balance Sheet Offsetting
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

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
March 31, 2017
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$81	$—	$81	$—	$81
Loan-related derivative contracts:
Interest rate swaps with customers	3,952	3,457	495	—	495
Mirror swaps with counterparties	3,336	3,336	—	—	—
Total	$7,369	$6,793	$576	$—	$576

Derivative Liabilities:
Interest rate risk management contracts:
Interest rate swaps	$174	$—	$174	$212	($38)
Loan-related derivative contracts:
Interest rate swaps with customers	3,457	3,457	—	—	—
Mirror swaps with counterparties	4,007	3,336	671	1,604	(933)
Total	$7,638	$6,793	$845	$1,816	($971)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
December 31, 2016
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$134	$—	$134	$—	$134
Loan-related derivative contracts:
Interest rate swaps with customers	4,920	2,884	2,036	—	2,036
Mirror swaps with counterparties	2,758	2,758	—	—	—
Total	$7,812	$5,642	$2,170	$—	$2,170

Derivative Liabilities:
Interest rate risk management contracts:
Interest rate swaps	$378	$—	$378	$133	$245
Loan-related derivative contracts:
Interest rate swaps with customers	2,884	2,884	—	—	—
Mirror swaps with counterparties	4,986	2,758	2,228	1,295	933
Total	$8,248	$5,642	$2,606	$1,428	$1,178

As of March 31, 2017 and December 31, 2016, Washington Trust pledged collateral to derivative counterparties in the form of cash totaling $1.8 million and $1.4 million, respectively. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

(11) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  As of March 31, 2017 and December 31, 2016, securities available for sale, residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

Fair Value Option Election
GAAP allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has elected the fair value option for residential real estate mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the derivative loan sale contracts used to economically hedge them.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The aggregate principal amount of the residential real estate mortgage loans held for sale that were recorded at fair value was $24.9 million and $29.4 million, respectively, at March 31, 2017 and December 31, 2016. The aggregate fair value of these loans as of the same dates was $25.4 million and $29.4 million, respectively. As of March 31, 2017 and December 31, 2016, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $491 thousand and $40 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of March 31, 2017 and December 31, 2016.

The following table presents the changes in fair value related to mortgage loans held for sale, interest rate lock commitments and commitments to sell residential real estate mortgage loans, for which the fair value option was elected. Changes in fair values are reported as a component of mortgage banking revenues in the Consolidated Statements of Income.

(Dollars in thousands)
Three months ended March 31,	2017	2016
Mortgage loans held for sale	$451	($163)
Interest rate lock commitments	617	1,245
Commitments to sell mortgage loans	(1,029)	(1,007)
Total changes in fair value	$39	$75

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at March 31, 2017 and December 31, 2016.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at March 31, 2017 and December 31, 2016.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Derivatives
Interest rate swap and cap contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap and cap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of March 31, 2017 and December 31, 2016, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets:
Securities available for sale:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$128,244	$—	$128,244	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	588,793	—	588,793	—
Obligations of states and political subdivisions	8,584	—	8,584	—
Individual name issuer trust preferred debt securities	25,137	—	25,137	—
Corporate bonds	3,962	—	3,962	—
Mortgage loans held for sale	25,414	—	25,414	—
Derivative assets	2,279	—	2,279	—
Total assets at fair value on a recurring basis	$782,413	$—	$782,413	$—
Liabilities:
Derivative liabilities	$2,985	$—	$2,985	$—
Contingent consideration liability (1)	1,737	—	—	1,737
Total liabilities at fair value on a recurring basis	$4,722	$—	$2,985	$1,737

(1)	The contingent consideration liability is included in other liabilities in the Consolidated Balance Sheets.

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets:
Securities available for sale:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$108,440	$—	$108,440	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	588,085	—	588,085	—
Obligations of states and political subdivisions	14,485	—	14,485	—
Individual name issuer trust preferred debt securities	26,736	—	26,736	—
Corporate bonds	2,166	—	2,166	—
Mortgage loans held for sale	29,434	—	29,434	—
Derivative assets	3,582	—	3,582	—
Total assets at fair value on a recurring basis	$772,928	$—	$772,928	$—
Liabilities:
Derivative liabilities	$4,043	$—	$4,043	$—
Contingent Consideration Liability (1)	2,047	—	—	2,047
Total liabilities at fair value on a recurring basis	$6,090	$—	$4,043	$2,047

(1)	The contingent consideration liability is included in other liabilities in the Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the three months ended March 31, 2017 and 2016, there were no transfers in and/or out of Level 1, 2 or 3.

The following table presents the change in the contingent consideration liability, a Level 3 liability measured at fair value on a recurring basis, during the periods indicated:

(Dollars in thousands)
Three months ended March 31,	2017	2016
Balance at beginning of period	$2,047	$2,945
Change in fair value	(310)	25
Payments	—	—
Balance at end of period	$1,737	$2,970

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at March 31, 2017, which were written down to fair value during the three months ended March 31, 2017:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$4,725	$—	$—	$4,725
Property acquired through foreclosure or repossession	1,081	—	—	1,081
Total assets at fair value on a nonrecurring basis	$5,806	$—	$—	$5,806

The allowance for loan losses on collateral dependent impaired loans amounted to $691 thousand at March 31, 2017.

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

The allowance for loan losses on collateral dependent impaired loans amounted to $469 thousand at December 31, 2016.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
March 31, 2017
Collateral dependent impaired loans	$4,725	Appraisals of collateral	Discount for costs to sell	0% - 25% (13%)
			Appraisal adjustments (1)	0% - 15% (8%)

Property acquired through foreclosure or repossession	$1,081	Appraisals of collateral	Discount for costs to sell	10% - 29% (12%)
			Appraisal adjustments (1)	0% - 32% (16%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2016
Collateral dependent impaired loans	$3,828	Appraisals of collateral	Discount for costs to sell	10% - 20% (15%)
			Appraisal adjustments (1)	0% - 10% (9%)

Property acquired through foreclosure or repossession	$605	Appraisals of collateral	Discount for costs to sell	10% - 12% (11%)
			Appraisal adjustments (1)	6% - 50% (24%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
March 31, 2017	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$14,721	$14,965	$—	$14,965	$—
Loans, net of allowance for loan losses	3,198,414	3,221,249	—	—	3,221,249

Financial Liabilities:
Time deposits	$939,739	$942,292	$—	$942,292	$—
FHLBB advances	798,741	804,821	—	804,821	—
Junior subordinated debentures	22,681	17,394	—	17,394	—

(Dollars in thousands)
December 31, 2016	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$15,633	$15,920	$—	$15,920	$—
Loans, net of allowance for loan losses	3,208,367	3,218,651	—	—	3,218,651

Financial Liabilities:
Time deposits	$961,613	$962,374	$—	$962,374	$—
FHLBB advances	848,930	852,888	—	852,888	—
Junior subordinated debentures	22,681	16,970	—	16,970	—

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

During first quarter of 2017, the Corporation made a $3.0 million contribution to the qualified pension plan.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2017	2016	2017	2016
Net Periodic Benefit Cost:
Service cost	$537	$537	$32	$30
Interest cost	669	644	107	108
Expected return on plan assets	(1,236)	(1,158)	—	—
Amortization of prior service (credit) cost	(6)	(6)	—	—
Recognized net actuarial loss	279	207	65	62
Net periodic benefit cost	$243	$224	$204	$200

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2017	2016	2017	2016
Measurement date	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
Equivalent single discount rate for benefit obligations	4.18%	4.48%	3.96%	4.19%
Equivalent single discount rate for service cost	4.29	4.63	4.25	4.59
Equivalent single discount rate for interest cost	3.73	3.88	3.36	3.44
Expected long-term return on plan assets	6.75	6.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(13) Share-Based Compensation Arrangements
During the three months ended March 31, 2017, the Corporation granted performance share awards to certain executive officers providing them the opportunity to earn shares of common stock of the Corporation. The performance share awards were valued at fair market value as of January 19, 2017 (the award date), or $51.85, and will be earned over a 3-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 150% of the target, or 39,075 shares.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$23,557	$22,607	($32)	($18)	$5,154	$5,146	$28,679	$27,735
Provision for loan losses	400	500	—	—	—	—	400	500
Net interest income (expense) after provision for loan losses	23,157	22,107	(32)	(18)	5,154	5,146	28,279	27,235
Noninterest income	4,442	4,940	9,477	9,174	591	520	14,510	14,634
Noninterest expenses:
Depreciation and amortization expense	663	687	463	469	52	55	1,178	1,211
Other noninterest expenses (1)	14,607	13,991	6,448	6,799	3,053	3,449	24,108	24,239
Total noninterest expenses	15,270	14,678	6,911	7,268	3,105	3,504	25,286	25,450
Income before income taxes	12,329	12,369	2,534	1,888	2,640	2,162	17,503	16,419
Income tax expense	4,029	4,255	978	733	714	496	5,721	5,484
Net income	$8,300	$8,114	$1,556	$1,155	$1,926	$1,666	$11,782	$10,935

Total assets at period end	$3,344,773	$3,178,248	$64,984	$64,496	$979,006	$595,466	$4,388,763	$3,838,210
Expenditures for long-lived assets	373	1,019	302	84	58	74	733	1,177

(1)
Other noninterest expenses for the Wealth Management Services segment includes a $310 thousand benefit resulting from the reduction of a contingent consideration liability in the three months ended March 31, 2017.

(15) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended March 31,	2017			2016
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$636	$235	$401	$578	$214	$364
Net gains on securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of securities available for sale	$636	$235	$401	$578	$214	$364
Cash flow hedges:
Change in fair value of cash flow hedges	26	14	12	(124)	(58)	(66)
Net cash flow hedge losses reclassified into earnings (1)	136	50	86	—	—	—
Net change in fair value of cash flow hedges	162	64	98	(124)	(58)	(66)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	—	—	—	—	—	—
Amortization of net actuarial losses (2)	344	127	217	(6)	(2)	(4)
Amortization of net prior service credits (2)	(6)	(2)	(4)	269	99	170
Net change in defined benefit plan obligations	338	125	213	263	97	166
Total other comprehensive income	$1,136	$424	$712	$717	$253	$464

(1)	The pre-tax amount is included in interest expense on Federal Home Loan Bank advances in the Consolidated Statements of Income.

(2)	The pre-tax amounts are included in salaries and employee benefits expense in the Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)
Other comprehensive income before reclassifications	401	12	—	413
Amounts reclassified from accumulated other comprehensive income	—	86	213	299
Net other comprehensive income	401	98	213	712
Balance at March 31, 2017	($6,424)	($202)	($12,419)	($19,045)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2015	$1,051	($43)	($10,707)	($9,699)
Other comprehensive income (loss) before reclassifications	364	(66)	—	298
Amounts reclassified from accumulated other comprehensive income	—	—	166	166
Net other comprehensive income (loss)	364	(66)	166	464
Balance at March 31, 2016	$1,415	($109)	($10,541)	($9,235)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(16) Earnings Per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2017	2016
Earnings per common share - basic:
Net income	$11,782	$10,935
Less dividends and undistributed earnings allocated to participating securities	(27)	(25)
Net income applicable to common shareholders	$11,755	$10,910
Weighted average common shares	17,186	17,023
Earnings per common share - basic	$0.68	$0.64
Earnings per common share - diluted:
Net income	$11,782	$10,935
Less dividends and undistributed earnings allocated to participating securities	(27)	(25)
Net income applicable to common shareholders	$11,755	$10,910
Weighted average common shares	17,186	17,023
Dilutive effect of common stock equivalents	107	134
Weighted average diluted common shares	17,293	17,157
Earnings per common share - diluted	$0.68	$0.64

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 69,025 for the three months ended March 31, 2016. There were no anti-dilutive weighted average common stock equivalents for the three months ended March 31, 2017.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$480,502	$430,710
Home equity lines	240,973	232,375
Other loans	50,708	49,708
Standby letters of credit	7,084	6,250
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	63,152	49,502
Commitments to sell mortgage loans	88,075	78,896
Loan related derivative contracts:
Interest rate swaps with customers	440,175	428,723
Mirror swaps with counterparties	440,175	428,723
Risk participation-in agreements	28,418	28,460
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Generally, standby letters of credit have a term of up to 1 year. As of March 31, 2017 and December 31, 2016, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $7.1 million and $6.3 million, respectively. At March 31, 2017 and December 31, 2016, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three months ended March 31, 2017 and 2016.

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

Leases
At March 31, 2017, the Corporation was committed to rent premises used in banking operations under non-cancellable operating leases. Rental expense under the operating leases amounted to $1.1 million for the three months ended March 31, 2017, compared to $973 thousand for the same period in 2016. The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
April 1, 2017 to December 31, 2017	$2,650
2018	3,216
2019	2,910
2020	2,230
2021	1,933
2022 and thereafter	24,911
Total minimum lease payments	$37,850

Lease expiration dates range from 1 month to 24 years, with additional renewal options on certain leases ranging from 6 months to 5 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016, and in conjunction with the condensed unaudited consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results for the full-year ended December 31, 2017 or any future period.

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

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of the our competition; changes in legislation or regulation and accounting principles, policies and guidelines; increasing occurrences of cyberattacks, hacking and identity theft; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the Corporation’s consolidated financial statements are considered critical accounting policies. Management considers the following to be its critical accounting policies: the determination of allowance for loan losses, the valuation of goodwill and identifiable intangible assets, the assessment of investment securities for other-than-temporary impairment and accounting for defined benefit pension plans. There have been no significant changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We continue to leverage our strong, statewide brand to build market share in Rhode Island and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. We expect to open a full-service branch in Coventry, Rhode Island, in 2017.

Composition of Earnings
Net income for the first quarter of 2017 amounted to $11.8 million, or $0.68 per diluted share, compared to $10.9 million, or $0.64 per diluted share, reported for the first quarter of 2016.

The returns on average equity and average assets for the first quarter of 2017 were 11.87% and 1.08%, respectively, compared to 11.50% and 1.16%, respectively, for the same quarter in 2016.

Results for the three months ended March 31, 2017 included a non-taxable reduction to noninterest expenses of $310 thousand, resulting from a downward adjustment in fair value of a contingent consideration liability previously recognized upon the completion of an acquisition in 2015.

Results for the three months ended March 31, 2016 included debt prepayment penalty expense of $431 thousand, or after tax $272 thousand.

Net interest income for the three months ended March 31, 2017 amounted to $28.7 million, up by $944 thousand, or 3%, from the comparable period in 2016. Included in net interest income were loan prepayment fees and certain other fees of $207 thousand for the three months ended March 31, 2017, compared to $1.1 million for the same period in 2016. Excluding the impact of loan prepayment fees and certain other fees in both periods, net interest income was up by $1.7 million, or 6%, from the comparable period in 2016. The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets) for the three months ended March 31, 2017 was 2.87%, down by 37 basis points from the same 2016 period. Excluding the impact of loan prepayment fees and certain other fees in each period, the net interest margin was 2.85% for the three months ended March 31, 2017, down by 27 basis points from the same period in 2016. The primary reason for the reduction in the net interest margin was a shift in the mix of interest-earning assets due to additions to the investment securities portfolio in the latter half of 2016 and, to a lesser extent, a reduction in the yield on the loan portfolio.

Based on management’s assessment of loss exposure, including loan loss allocations commensurate with changes in the loan portfolio, a loan loss provision totaling $400 thousand was charged to earnings for the three months ended March 31, 2017, compared to a loan loss provision of $500 thousand recognized for the three months ended March 31, 2016.

Noninterest income or the three months ended March 31, 2017 totaled $14.5 million, down slightly by $124 thousand from the $14.6 million reported for the same period in 2016. A decrease of $497 thousand in loan related derivative income was partially offset by increases of $303 thousand in wealth management revenues and $142 thousand in mortgage banking revenues.

Noninterest expenses amounted to $25.3 million for the three months ended March 31, 2017, down modestly by $164 thousand from the $26.0 million reported for the comparable period in 2016. Excluding the impact of the previously mentioned contingent consideration liability adjustment in 2017 and the debt prepayment expense in 2016, noninterest expenses increased by $577 thousand, or 2%, largely due to a $415 thousand, or 3%, increase in salaries and employee benefit costs.

The Corporation’s effective tax rate was 32.7% and 33.4%, respectively, for the three months ended March 31, 2017 and 2016. Income tax expense totaled $5.7 million and $5.5 million, respectively, for the three months ended March 31, 2017 and 2016. See additional discussion under the caption “Results of Operations” regarding the adoption of an Accounting Standards Update that was effective January 1, 2017.

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

The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2017	2016	$	%
Net interest income	$23,557	$22,607	$950	4%
Provision for loan losses	400	500	(100)	(20)
Net interest income after provision for loan losses	23,157	22,107	1,050	5
Noninterest income	4,442	4,940	(498)	(10)
Noninterest expense	15,270	14,678	592	4
Income before income taxes	12,329	12,369	(40)	—
Income tax expense	4,029	4,255	(226)	(5)
Net income	$8,300	$8,114	$186	2%

The Commercial Banking segment reported net income of $8.3 million for the three months ended March 31, 2017, compared to $8.1 million for the same period in 2016. Net interest income for this operating segment for the three months ended March 31, 2017, increased by $950 thousand from the same period in 2016, reflecting growth in loans and a favorable shift in the mix of deposits to lower cost categories. Based on management’s assessment of loss exposure and credit quality trends, the loan loss provision charged to earnings amounted to $400 thousand for the three months ended March 31, 2017, compared to $500 thousand for the same period in 2016. Noninterest income derived from the Commercial Banking segment totaled $4.4 million for the three months ended March 31, 2017, down by $498 thousand from the comparable period in 2016, largely due to a decrease in loan related derivative income. Commercial Banking noninterest expenses for the three months ended March 31, 2017 were up by $592 thousand from the same period in 2016, reflecting an increase in salaries and benefit costs.

The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2017	2016	$	%
Net interest expense	($32)	($18)	($14)	78%
Noninterest income	9,477	9,174	303	3
Noninterest expense	6,911	7,268	(357)	(5)
Income before income taxes	2,534	1,888	646	34
Income tax expense	978	733	245	33
Net income	$1,556	$1,155	$401	35%

The Wealth Management Services segment reported net income of $1.6 million for the three months ended March 31, 2017, compared to $1.2 million for the same period in 2016. Noninterest income derived from the Wealth Management Services segment was $9.5 million for the three months ended March 31, 2017, up by $303 thousand compared to the same period in 2016, reflecting an increase in asset-based revenues. Noninterest expenses for the Wealth Management Services segment totaled $6.9 million for the three months ended March 31, 2017, down by $357 thousand from the same period in 2016, largely due to a first quarter 2017 downward adjustment of $310 thousand in the fair value of a contingent consideration liability.

The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)			Change
Three months ended March 31,	2017	2016	$	%
Net interest income	$5,154	$5,146	$8	—%
Noninterest income	591	520	71	14
Noninterest expense	3,105	3,504	(399)	(11)
Income before income taxes	2,640	2,162	478	22
Income tax expense	714	496	218	44
Net income	$1,926	$1,666	$260	16%

Net income attributed to the Corporate unit amounted to $1.9 million for the three months ended March 31, 2017, compared to $1.7 million for the same period in 2016, largely due to a $399 thousand decline in noninterest expenses. Included in noninterest expenses for the three months ended March 31, 2016 were debt prepayment penalty expenses of $431 thousand. There was no such expense in the first quarter of 2017.

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

FTE net interest income for the three months ended March 31, 2017 amounted to $29.3 million up from $28.5 million for the same period in 2016. The net interest margin was 2.87% for the three months ended March 31, 2017, compared to 3.24% for the same period a year ago. Loan prepayment fees and certain other fees of $207 thousand were recognized in the three months ended March 31, 2017, compared to $1.1 million for the same period in 2016. A significant portion of the prepayment fee income in the first quarter of 2016 was attributable to one commercial relationship. Excluding these amounts from each period, net interest income for the three months ended March 31, 2017 increased by $1.7 million and net interest margin declined by 27 basis points. The primary reason for the reduction in the net interest margin was a shift in the mix of interest-earning assets due to additions to the investment securities portfolio in the latter half of 2016 and, to a lesser extent, a reduction in the yield on the loan portfolio.

Average interest-earning assets amounted to $4.1 billion for three months ended March 31, 2017, up by 17% from the average balance for the same period in 2016, largely due to additions of debt securities to the investment securities portfolio and growth in loans. The yield on average interest-earning assets for the three months ended March 31, 2017 declined by 28 basis points from the same period in 2016. Excluding the impact of loan prepayment fee income and certain other fees in both periods, the yield on average interest-earning assets was 3.54% for the three months ended March 31, 2017, down by 17 basis points compared to the same period in 2016.

Total average loans for the three months ended March 31, 2017 increased by $225.9 million, or 7%, from the average balance for the comparable 2016 period, due to increases in both average residential mortgage and average commercial mortgage loan balances.  The yield on total loans for the three months ended March 31, 2017 was 3.83%, down by 21 basis points from the same period in 2016. Excluding the impact of loan prepayment fee income and certain other fees, the yield on total loans for the three months ended March 31, 2017 was 3.81%, down by 8 basis points from the same period in 2016. This decline in the yield on total loans reflects additions to the residential mortgage portfolio with lower yields in the latter half of 2016.

Total average securities for the three months ended March 31, 2017 increased by $375.1 million from the average balance for the same period a year earlier. The FTE rate of return on securities for the three months ended March 31, 2017 decreased by 37 basis points from the comparable period in 2016, due to purchases of lower yielding securities and runoff of higher yielding securities.

Average interest-bearing liabilities for the three months ended March 31, 2017 increased by $533.6 million from the average balance for the same period in 2016, largely due to increases in wholesale funding liabilities (FHLBB advances and out-of-market brokered time deposits). The cost of funds for the three months ended March 31, 2017 increased by 9 basis points from the comparable 2016 period.

The average balance of FHLBB advances for the three months ended March 31, 2017 increased by $378.6 million compared to the average balance for the same period in 2016. The average rate paid on such advances for the three months ended March 31, 2017 was 1.63%, compared to 1.91% for the same period in 2016.

Total average interest-bearing deposits for the three months ended March 31, 2017 increased by $155.1 million, or 6%, from the average balance for the same period in 2016. This included an increase of $100.5 million in average out-of-market wholesale brokered time certificates of deposit. The average rate paid on wholesale brokered time deposits for the three months ended March 31, 2017 increased by 2 basis points, compared to the same period in 2016.

Excluding wholesale brokered time deposits, average in-market interest-bearing deposits for the three months ended March 31, 2017 increased by $54.6 million, or 3%, from the average balance for the same period in 2016. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2017 increased by 3 basis points compared to the same period in 2016.

The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2017 increased by $55.4 million, or 12%, from the average balance for the same period in 2016.

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

Three months ended March 31,	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$1,079,171	$9,444	3.55	$933,939	$8,215	3.54
Construction & development	127,861	1,113	3.53	129,217	1,108	3.45
Commercial & industrial	573,801	6,157	4.35	604,519	7,681	5.11
Total commercial loans	1,780,833	16,714	3.81	1,667,675	17,004	4.10
Residential real estate loans, including mortgage loans held for sale	1,152,468	10,868	3.82	1,031,260	10,155	3.96
Consumer loans	335,054	3,323	4.02	343,519	3,393	3.97
Total loans	3,268,355	30,905	3.83	3,042,454	30,552	4.04
Cash, federal funds sold and short-term investments	56,195	104	0.75	68,488	64	0.38
FHLBB stock	43,622	387	3.60	25,597	210	3.30
Taxable debt securities	755,955	4,709	2.53	359,060	2,370	2.65
Nontaxable debt securities	11,521	173	6.09	33,313	507	6.12
Total debt securities	767,476	4,882	2.58	392,373	2,877	2.95
Total interest-earning assets	4,135,648	36,278	3.56	3,528,912	33,703	3.84
Noninterest-earning assets	229,823			240,113
Total assets	$4,365,471			$3,769,025
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$56,782	$15	0.11	$50,704	$13	0.10
NOW accounts	420,622	50	0.05	386,488	56	0.06
Money market accounts	754,501	599	0.32	786,633	515	0.26
Savings accounts	357,894	51	0.06	328,174	49	0.06
Time deposits (in-market)	554,855	1,418	1.04	538,035	1,315	0.98
Wholesale brokered time deposits	397,274	1,369	1.40	296,801	1,020	1.38
FHLBB advances	831,614	3,344	1.63	453,019	2,152	1.91
Junior subordinated debentures	22,681	138	2.47	22,681	112	1.99
Other	27	1	15.02	79	2	10.18
Total interest-bearing liabilities	3,396,250	6,985	0.83	2,862,614	5,234	0.74
Non-interest bearing demand deposits	527,215			471,782
Other liabilities	44,889			54,287
Shareholders’ equity	397,117			380,342
Total liabilities and shareholders’ equity	$4,365,471			$3,769,025
Net interest income		$29,293			$28,469
Interest rate spread			2.73			3.10
Net interest margin			2.87			3.24

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2017	2016
Commercial loans	$553	$554
Nontaxable debt securities	61	180
Total	$614	$734

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months ended
	March 31, 2017 vs. 2016
	Increase (Decrease) Due to
	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial mortgages	$1,274	($45)	$1,229
Construction & development	(11)	16	5
Commercial & industrial	(375)	(1,149)	(1,524)
Total commercial loans	888	(1,178)	(290)
Residential real estate loans, including mortgage loans held for sale	1,164	(451)	713
Consumer loans	(84)	14	(70)
Cash, federal funds sold and other short-term investments	(13)	53	40
FHLBB stock	159	18	177
Taxable debt securities	2,472	(133)	2,339
Nontaxable debt securities	(327)	(7)	(334)
Total interest income	4,259	(1,684)	2,575
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	1	1	2
NOW accounts	5	(11)	(6)
Money market accounts	(22)	106	84
Savings accounts	3	(1)	2
Time deposits (in-market)	38	65	103
Wholesale brokered time deposits	343	6	349
FHLBB advances	1,565	(373)	1,192
Junior subordinated debentures	—	26	26
Other	(2)	1	(1)
Total interest expense	1,931	(180)	1,751
Net interest income	$2,328	($1,504)	$824

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

The provision for loan losses charged to earnings amounted to $400 thousand for the three months ended March 31, 2017, compared to a loan loss provision of $500 thousand recognized for the three months ended March 31, 2016.

Charge-off activity was minimal in the first quarter of 2017. For the three months ended March 31, 2016, net-charge offs amounted to $1.4 million and included a $1.2 million charge-off recognized on one commercial relationship.

The allowance for loan losses was $26.4 million, or 0.82% of total loans, at March 31, 2017, compared to $26.0 million, or 0.80% of total loans, at December 31, 2016. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2017	2016	$	%
Noninterest income:
Wealth management revenues	$9,477	$9,174	$303	3%
Mortgage banking revenues	2,340	2,198	142	6
Service charges on deposit accounts	883	907	(24)	(3)
Card interchange fees	802	797	5	1
Income from bank-owned life insurance	536	499	37	7
Loan related derivative income	148	645	(497)	(77)
Equity in earnings (losses) of unconsolidated subsidiaries	(88)	(88)	—	—
Other income	412	502	(90)	(18)
Total noninterest income	$14,510	$14,634	($124)	(1)%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2017	2016	$	%
Wealth management revenues:
Trust and investment management fees	$8,518	$8,065	$453	6%
Mutual fund fees	729	843	(114)	(14)
Asset-based revenues	9,247	8,908	339	4
Transaction-based revenues	230	266	(36)	(14)
Total wealth management revenues	$9,477	$9,174	$303	3%

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)
Three months ended March 31,	2017	2016
Wealth management assets under administration:
Balance at the beginning of period	$6,063,293	$5,844,636
Net investment appreciation & income	220,423	22,389
Net client asset flows	(40,415)	11,942
Balance at the end of period	$6,243,301	$5,878,967

Wealth management revenues for the three months ended March 31, 2017 totaled $9.5 million, up by $303 thousand, or 3%, from the comparable period in 2016, due to an increase in asset-based revenues. Assets under administration amounted to $6.2 billion at March 31, 2017, an all-time high for Washington Trust. Assets under administration were up by $364 million, or 6%, from a year ago, reflecting financial market appreciation.

Loan related derivative income for the three months ended March 31, 2017 totaled $148 thousand, compared to $645 thousand for the same period in 2016, largely due to a relative decrease in the number of commercial borrower loan related derivative transactions.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Three months ended March 31,	2017	2016	$	%
Noninterest expenses:
Salaries and employee benefits	$16,795	$16,380	$415	3%
Net occupancy	1,967	1,807	160	9
Equipment	1,467	1,501	(34)	(2)
Outsourced services	1,457	1,363	94	7
Legal, audit and professional fees	616	629	(13)	(2)
FDIC deposit insurance costs	481	493	(12)	(2)
Advertising and promotion	237	265	(28)	(11)
Amortization of intangibles	277	323	(46)	(14)
Debt prepayment penalties	—	431	(431)	(100)
Change in fair value of contingent consideration	(310)	25	(335)	(1,340)
Other	2,299	2,233	66	3
Total noninterest expense	$25,286	$25,450	($164)	(1)%

Noninterest Expense Analysis
For the three months ended March 31, 2017, salaries and employee benefit costs totaled $16.8 million, up by $415 thousand, or 3%, compared to the same period in 2016, largely due to the impact of merit increases.

Prepayment of $10.0 million of FHLBB advances in March 2016 resulted in the recognition of $431 thousand of debt prepayment penalty expense in the first quarter of 2016. There were no prepayments of advances in the first quarter of 2017.

In the first quarter of 2017, the Corporation recorded a reduction to noninterest expenses of $310 thousand resulting from a downward adjustment in the fair value of a contingent consideration liability. As part of the consideration to acquire Halsey, a contingent consideration liability was initially recorded at fair value in August 2015 representing the estimated present value of future earn-outs to be paid based on the future revenue growth of Halsey during the 5-year period following the acquisition. This contingent consideration liability is remeasured at each reporting period taking into consideration changes in probability estimates regarding the likelihood of Halsey achieving revenue growth targets during the earn-out period. Actual revenue growth to date is below the assumed levels at the time of the initial estimate and, as a result, the Corporation reduced the estimated liability with a corresponding reduction in noninterest expenses.

Income Taxes
Income tax expense amounted to $5.7 million for the three months ended March 31, 2017, compared to $5.5 million for the same period in 2016. The Corporation’s effective tax rate was 32.7% and 33.4%, respectively, for the three months ended March 31, 2017 and 2016. During the first quarter of 2017, the Corporation recognized excess tax benefits on the settlement of share-based awards totaling $195 thousand, which were recorded as a reduction to income tax expense. Excluding the impact of excess tax benefits recognized, the effective tax rate for the first quarter of 2017 was 33.8%. Effective January 1, 2017, Washington Trust adopted Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU"). Under this ASU, excess tax benefits and tax deficiencies on the settlement of share-based awards are recognized as income tax benefit or expense in the period that they occur. Prior to 2017, excess tax benefits on the settlement of share-based awards were recognized as additional paid in capital in shareholders' equity and did not impact income tax expense or the effective tax rate.

Financial Condition
Summary
Total assets amounted to $4.4 billion at March 31, 2017, up by $7.6 million from the end of 2016, reflecting an increase of $13.9 million in the investment securities portfolio, partially offset by a decline of $9.5 million in the total loan portfolio.

Nonperforming assets as a percentage of total assets amounted to 0.54% and 0.53%, respectively, at March 31, 2017 and December 31, 2016. Past due loans as a percentage of total loans amounted to 0.65% and 0.76%, respectively, at March 31, 2017 and December 31, 2016.

In the three months ended March 31, 2017, total deposits increased by $51.8 million, or 2%. FHLBB advances amounted to $798.7 million, down by $50.2 million, or 6%, from December 31, 2016.

Shareholders’ equity totaled $397.8 million at March 31, 2017, up by $7.0 million from the balance at the end of 2016.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 12.38% at March 31, 2017, compared to 12.26% at December 31, 2016. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2017 and December 31, 2016, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	$128,244	17%	$108,440	15%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	588,793	78	588,085	79
Obligations of states and political subdivisions	8,584	1	14,485	2
Individual name issuer trust preferred debt securities	25,137	3	26,736	4
Corporate bonds	3,962	1	2,166	—
Total securities available for sale	$754,720	100%	$739,912	100%

(Dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$14,721	100%	$15,633	100%
Total securities held to maturity	$14,721	100%	$15,633	100%

During the three months ended March 31, 2017, government agency mortgage-backed securities and agency debt securities totaling $40.2 million and with a weighted average yield of 2.40% were purchased. The purchases were partially offset by calls and maturities of obligations of states and political subdivisions, as well as routine principal pay-downs on mortgage-backed securities. See additional disclosure regarding investment activities in the Corporation’s Consolidated Statements of Cash Flows.

As of March 31, 2017, the securities portfolio totaled $769.4 million, or 18% of total assets, compared to $755.5 million, or 17% or total assets, as of December 31, 2016. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As of March 31, 2017 and December 31, 2016, the net unrealized loss position on securities available for sale and held to maturity amounted to $10.0 million and $10.5 million, respectively, and included gross unrealized losses of $15.1 million and $15.8 million, respectively.  As of March 31, 2017, the gross unrealized losses were concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and were primarily attributable to relative changes in interest rates since the time of purchase. Management evaluated the impairment status of these debt securities and concluded that the gross unrealized losses were temporary in nature.

As of March 31, 2017, Washington Trust owns trust preferred security holdings of 6 individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	March 31, 2017				Credit Ratings
					March 31, 2017		Form 10-Q Filing Date
Named Issuer (parent holding company)	(i)	Amortized Cost	Fair Value	Unrealized Losses	Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,791	$8,815	($976)	Baa2	BBB-	Baa2	BBB-
Bank of America Corporation	2	4,811	4,405	(406)	Ba1 (ii)	BB+ (ii)	Ba1 (ii)	BB+ (ii)
Wells Fargo & Company	2	5,163	4,748	(415)	A1/Baa1	BBB+/BBB	A1/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,179	3,675	(504)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,988	1,805	(183)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,948	1,689	(259)	Baa2	BB (ii)	Baa2	BB (ii)
Totals	9	$27,880	$25,137	($2,743)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between March 31, 2017 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

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

Loans
Total loans amounted to $3.2 billion at March 31, 2017, down by a modest $9.5 million from the end of 2016.

Commercial Loans
The commercial loan portfolio represented 55% of total loans at March 31, 2017.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $1.2 billion at March 31, 2017, up by $4.9 million from the balance at December 31, 2016. Growth in commercial real estate loans was offset, in part, by payoffs during the first quarter of 2017. Included in the end of period commercial real estate amounts were construction and development loans of $123.8 million and $121.4 million, respectively, as of March 31, 2017 and December 31, 2016.

As of March 31, 2017, shared national credit balances outstanding included in the commercial real estate loan portfolio totaled $28.2 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

Commercial real estate loans are secured by a variety of property types, with approximately 88% of the total at March 31, 2017 composed of office buildings, retail facilities, multi-family dwellings, lodging, commercial mixed use properties and healthcare facilities. The average loan balance outstanding in the portfolio was $2.2 million and the largest individual commercial real estate loan outstanding was $26.8 million as of March 31, 2017.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,110,934	93%	$1,105,539	93%
New York, New Jersey, Pennsylvania	76,678	6	77,038	6
New Hampshire	12,877	1	12,980	1
Total	$1,200,489	100%	$1,195,557	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $562.0 million at March 31, 2017, down by $14.1 million from the balance at December 31, 2016, largely reflecting lower line of credit utilization.

As of March 31, 2017, shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $68.2 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

The commercial and industrial loan portfolio includes loans to a variety of business types.  Approximately 84% of the total is composed of health care/social assistance, owner occupied and other real estate, manufacturing, retail trade, professional, scientific and technical, transportation and warehousing, educational services, entertainment and recreation, public administration and accommodation and food services. The average loan balance outstanding in the portfolio was $459 thousand and the largest individual commercial and industrial loan outstanding was $23.9 million as of March 31, 2017.

Residential Real Estate Loans
The residential real estate loan portfolio represented 35% of total loans at March 31, 2017.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Three months ended March 31,	2017	2016
Originations for retention in portfolio	$57,907	$47,545
Originations for sale to the secondary market (1)	102,441	90,458
Total	$160,348	$138,003

(1)	Also includes loans originated in a broker capacity.

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Three months ended March 31,	2017	2016
Loans sold with servicing rights retained	$22,567	$26,454
Loans sold with servicing rights released (1)	84,345	79,507
Total	$106,912	$105,961

(1)	Also includes loans originated in a broker capacity.

Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.4 million and $3.5 million, respectively, as of March 31, 2017 and December 31, 2016. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $519.6 million and $522.8 million, respectively, as of March 31, 2017 and December 31, 2016.

Residential real estate loans held in portfolio amounted to $1.1 billion at March 31, 2017, up by $8.5 million, or 1%, from the balance at December 31, 2016. Included in the residential real estate loan portfolio were purchased residential mortgage balances totaling $124.0 million and $128.9 million, respectively, as of March 31, 2017 and December 31, 2016.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,115,205	98.6%	$1,106,366	98.6%
New Hampshire, Vermont, Maine	11,570	1.0	11,445	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	2,228	0.2	2,648	0.2
Ohio	922	0.1	997	0.1
Other	1,285	0.1	1,292	0.1
Total	$1,131,210	100.0%	$1,122,748	100.0%

Consumer Loans
The consumer loan portfolio represented 10% of total loans at March 31, 2017.

Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft. The consumer loan portfolio totaled $331.2 million at March 31, 2017, down by $8.8 million from December 31, 2016, largely due to a reduction in home equity line and home equity loan balances.

Home equity lines and home equity loans represented 89% of the total consumer portfolio at March 31, 2017. The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $26.0 million and $27.7 million, respectively, at March 31, 2017 and December 31, 2016.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016
Nonaccrual loans:
Commercial mortgages	$7,809	$7,811
Commercial construction & development	—	—
Commercial & industrial	1,129	1,337
Residential real estate mortgages	12,253	11,736
Consumer	936	1,174
Total nonaccrual loans	22,127	22,058
Property acquired through foreclosure or repossession, net	1,410	1,075
Total nonperforming assets	$23,537	$23,133

Nonperforming assets to total assets	0.54%	0.53%
Nonperforming loans to total loans	0.69%	0.68%
Total past due loans to total loans	0.65%	0.76%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets totaled $23.5 million, or 0.54% of total assets, at March 31, 2017, compared to $23.1 million, or 0.53% of total assets, at December 31, 2016.

Nonaccrual Loans
During the three months ended March 31, 2017, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2017.

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2017				December 31, 2016
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$7,806	$3	$7,809	0.73%	$7,807	$4	$7,811	0.73%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	1,039	90	1,129	0.20	745	592	1,337	0.23
Residential real estate mortgages	7,192	5,061	12,253	1.08	6,193	5,543	11,736	1.05
Consumer	491	445	936	0.28	768	406	1,174	0.35
Total nonaccrual loans	$16,528	$5,599	$22,127	0.69%	$15,513	$6,545	$22,058	0.68%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of March 31, 2017, the composition of nonaccrual loans was 40% commercial and 60% residential and consumer, compared to 41% and 59%, respectively, at December 31, 2016.

Nonaccrual commercial loans were concentrated in the commercial mortgage category. Nonaccrual commercial mortgage loans were comprised of 2 borrower relationships and totaled $7.8 million March 31, 2017, essentially unchanged from the balance at the end of 2016.

The largest nonaccrual commercial mortgage relationship as of March 31, 2017 consisted of one loan with a carrying value of $3.9 million, net of charge-offs. This loan was previously modified in a troubled debt restructuring and has been on nonaccrual status since the third quarter of 2014. This loan is secured by commercial mixed use property in Connecticut and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $444 thousand loss allocation was deemed necessary at March 31, 2017. The second largest nonaccrual commercial mortgage relationship as of March 31, 2017 consisted of 3 loans with a carrying value of $3.9 million, net of charge-offs. This relationship was previously modified in a troubled debt restructuring and has been on nonaccrual status since the third quarter of 2016. This relationship is secured by mixed use properties in Connecticut and is collateral dependent. Based on the estimated fair value of the underlying collateral, no loss allocation was deemed necessary at March 31, 2017.

Nonaccrual residential real estate mortgage loans totaled $12.3 million at March 31, 2017, up by $517 thousand from the balance at the end of 2016. As of March 31, 2017, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential real estate loans at March 31, 2017 were 6 loans purchased for portfolio and serviced by others amounting to $1.6 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$7,806	0.73%	$8,708	0.81%
Commercial construction & development	—	—	—	—
Commercial & industrial	1,046	0.19	1,154	0.20
Residential real estate mortgages	10,533	0.93	12,226	1.09
Consumer loans	1,547	0.47	2,334	0.69
Total past due loans	$20,932	0.65%	$24,422	0.76%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2017, the composition of past due loans was 42% commercial and 58% residential and consumer, compared to 40% and 60%, respectively at December 31, 2016.

As of March 31, 2017, total past due loans amounted to $20.9 million, or 0.65% of total loans, compared to $24.4 million, or 0.76%, at December 31, 2016.

Total past due loans as of March 31, 2017 and December 31, 2016 included nonaccrual loans of $18.1 million and $18.6 million, respectively. All loans 90 days or more past due at March 31, 2017 and December 31, 2016 were classified as nonaccrual.

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

As of March 31, 2017, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016
Accruing troubled debt restructured loans:
Commercial mortgages	$1,965	$1,965
Commercial & industrial	5,734	5,761
Residential real estate mortgages	3,923	3,925
Consumer	27	106
Accruing troubled debt restructured loans	11,649	11,757
Nonaccrual troubled debt restructured loans:
Commercial mortgages	7,806	7,807
Commercial & industrial	518	1,177
Residential real estate mortgages	1,377	1,384
Consumer	125	110
Nonaccrual troubled debt restructured loans	9,826	10,478
Total troubled debt restructured loans	$21,475	$22,235

Loans classified as troubled debt restructurings amounted to $21.5 million and $22.2 million, respectively, at March 31, 2017 and December 31, 2016. The allowance for loans losses included specific reserves for troubled debt restructurings of $660 thousand and $567 thousand, respectively, at March 31, 2017 and December 31, 2016.

As of March 31, 2017, 71% of accruing troubled debt restructured loans consisted of 2 borrower relationships. The largest accruing troubled debt restructured relationship at March 31, 2017 consisted of a commercial and industrial loan with a carrying value of $4.7 million. The restructuring took place in 2016 and included a below-market rate concession and interest only payments for a temporary period. The second largest accruing troubled debt restructured relationship consisted of a residential real estate mortgage with a carrying value of $3.5 million at March 31, 2017. The restructuring took place in 2016 and included interest only payments for a temporary period of time. Both of these loans are current with respect to payment terms at March 31, 2017.

As of March 31, 2017, 79% of nonaccrual troubled debt restructured loans consisted of 2 commercial mortgage borrower relationships. Both of these relationships were restructured in 2013 and included modifications of certain payment terms and a below-market rate concession for a temporary period. See additional disclosure regarding these 2 nonaccrual commercial mortgage relationships above under the caption “Nonaccrual Loans.”

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2017 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $6.4 million in potential problem loans at March 31, 2017, compared to $6.8 million at December 31, 2016. The balance of potential problem loans at March 31, 2017 was primarily comprised of one commercial and industrial relationship with a carrying value of $6.1 million. Management considers this relationship to be well-secured and it was current with respect to payment terms at March 31, 2017. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Note 6 to the Unaudited Consolidated Financial Statements.

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at March 31, 2017 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Mar 31, 2017	Dec 31, 2016
Collateral dependent impaired loans (1)	$24,957	$24,238
Impaired loans measured on discounted cash flow method (2)	8,819	9,577
Total impaired loans	$33,776	$33,815

(1)	Net of partial charge-offs of $5.4 million and $5.6 million, respectively, at March 31, 2017 and December 31, 2016.

(2)	Net of partial charge-offs of $109 thousand and $21 thousand, respectively, at March 31, 2017 and December 31, 2016.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	March 31, 2017			December 31, 2016
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$33,776	$861	2.55%	$33,815	$606	1.79%
Loans collectively evaluated for impairment	3,191,084	25,585	0.80	3,200,556	25,398	0.79
Total	$3,224,860	$26,446	0.82%	$3,234,371	$26,004	0.80%

Based on management’s assessment of loss exposure, including loan loss allocations commensurate with changes in the loan portfolio, a loan loss provision totaling $400 thousand was charged to earnings for the three months ended March 31, 2017, compared to $500 thousand for the same period in 2016.

Charge-off and recovery activity was minimal in the first quarter of 2017. For the three months ended March 31, 2016, net-charge offs amounted to $1.4 million and included a $1.2 million charge-off recognized on one commercial relationship.

As of March 31, 2017, the allowance for loan losses was $26.4 million, or 0.82% of total loans, compared to $26.0 million, or 0.80% of total loans, at December 31, 2016.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The total allowance is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$10,861	33%	$9,971	33%
Construction & development	1,505	4	1,195	4
Commercial & industrial	6,297	18	6,992	18
Residential real estate:
Mortgage	5,164	34	5,077	34
Homeowner construction	195	1	175	1
Consumer	2,424	10	2,594	10
Balance at end of period	$26,446	100%	$26,004	100%

(1)	Percentage of loans within the respective category to total loans outstanding.

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

Total deposits amounted to $3.1 billion at March 31, 2017, up by $51.8 million, or 2%, from December 31, 2016. This included a decrease of $29.8 million of out-of-market brokered time certificates of deposit utilized as part of the Corporation’s overall funding program. Excluding out-of-market brokered time certificates of deposit, in-market deposits were up by $81.6 million, or 3%, from the balance at December 31, 2016, reflecting growth in both new and existing depositor relationships.

Demand deposits totaled $597.0 million at March 31, 2017, up by $11.0 million, or 2%, from the balance at December 31, 2016.

NOW account balances increased by $26.6 million, or 6% from December 31, 2016, and totaled $454.3 million at March 31, 2017.

Savings accounts increased by $3.9 million, or 1% from December 31, 2016, and amounted to $362.3 million at March 31, 2017.

Money market accounts totaled $762.2 million at March 31, 2017, up by $32.2 million, or 4%, from December 31, 2016.

Time deposits were $939.7 million at March 31, 2017, down by $21.9 million, or 2%, from December 31, 2016.  Included in time deposits at March 31, 2017 were out-of-market wholesale brokered time certificates of deposit of $382.4 million, which were down by $29.8 million from the balance at December 31, 2016. Excluding out-of-market brokered time deposits, in-market time deposits totaled $557.3 million at March 31, 2017, up by $7.9 million, or 1%, from December 31, 2016.

Borrowings
The Corporation utilizes advances from the FHLBB as well as brokered time certificates of deposit and other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs and also to fund additions to the securities portfolio and loan growth.

FHLBB advances amounted to $798.7 million at March 31, 2017, down by $50.2 million from the balance at the end of 2016.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 61% of total average assets in the three months ended March 31, 2017.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the three months ended March 31, 2017.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

For the three months ended March 31, 2017, net cash used in financing activities amounted to $4.5 million, largely due to net repayments of FHLBB advances, partially offset by increases in deposits. Net cash used in investing activities totaled $6.2 million for the three months ended March 31, 2017. The most significant investing activities included purchases of available for sale debt securities, which were partially offset by cash inflows from maturities, calls and principal repayments of debt securities as well as a modest net decrease in loans. Net cash provided by operating activities amounted to $16.9 million for the three months ended March 31, 2017. Net income totaled $11.8 million in the first three months of 2017 and the most significant adjustments to reconcile net income to net cash provided by operating activities pertained to mortgage banking activities. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $397.8 million at March 31, 2017, compared to $390.8 million at December 31, 2016, including net income of $11.8 million and a reduction of $6.6 million for dividend declarations.

The ratio of total equity to total assets amounted to 9.06% at March 31, 2017 compared to a ratio of 8.92% at December 31, 2016.  Book value per share at March 31, 2017 and December 31, 2016 amounted to $23.14 and $22.76, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of March 31, 2017, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Off-Balance Sheet Arrangements
For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 9 and 17 to the Unaudited Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2017 and December 31, 2016, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2017 and December 31, 2016.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2017		December 31, 2016
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.97)%	(9.83)%	(2.93)%	(6.54)%
100 basis point rate increase	3.54	4.03	2.21	1.74
200 basis point rate increase	7.78	9.49	5.13	4.99
300 basis point rate increase	12.07	15.05	8.08	8.35

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

The relative changes in interest rate sensitivity from December 31, 2016 to March 31, 2017 as shown in the above table were attributable to several factors, including a higher absolute level of market interest rates and an increase in rate sensitivity primarily attributable to an increase in the proportion of variable rate commercial loans within the portfolio. Variable rate assets reprice more quickly and by a greater amount than repricing of deposit costs, particularly in a falling rate environment where many deposit rates are at or near their floors.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2017 and December 31, 2016 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$3,174	($11,194)
Obligations of states and political subdivisions	12	(67)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	14,808	(61,620)
Trust preferred debt and other corporate debt securities	(124)	203
Total change in market value as of March 31, 2017	$17,870	($72,678)
Total change in market value as of December 31, 2016	$14,906	($79,508)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2017.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
During the quarter ended March 31, 2017 the Corporation implemented a new payroll accounting system and internal controls over financial reporting were revised in connection with this change. The Corporation’s pre- and post-implementation internal controls over financial reporting were evaluated by management and deemed to be operating effectively.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item IA to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	First Amendment to 2003 Stock Incentive Plan, as Amended and Restated, dated April 3, 2017 – Filed herewith. (1)
10.2	First Amendment to 2013 Stock Option and Incentive Plan, dated April 3, 2017 – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 5, 2017	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 5, 2017	By:	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer
(principal financial officer)

Date:	May 5, 2017	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller
(principal accounting officer)

Exhibit Index

Exhibit Number
10.1	First Amendment to 2003 Stock Incentive Plan, as Amended and Restated, dated April 3, 2017 – Filed herewith. (1)
10.2	First Amendment to 2013 Stock Option and Incentive Plan, dated April 3, 2017 – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

____________________

(1)	Management contract or compensatory plan or arrangement.

(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.