Form 10-Q
period 2017-06-30
WASHINGTON TRUST BANCORP INC
filed 2017-08-04
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2017 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of July 31, 2017 was 17,210,750.

PART I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	June 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$117,608	$106,185
Short-term investments	2,324	1,612
Mortgage loans held for sale, at fair value	32,784	29,434
Securities:
Available for sale, at fair value	749,486	739,912
Held to maturity, at amortized cost (fair value $14,231 at June 30, 2017 and $15,920 at December 31, 2016)	13,942	15,633
Total securities	763,428	755,545
Federal Home Loan Bank stock, at cost	44,640	43,129
Loans:
Commercial	1,698,389	1,771,666
Residential real estate	1,168,105	1,122,748
Consumer	333,606	339,957
Total loans	3,200,100	3,234,371
Less allowance for loan losses	26,662	26,004
Net loans	3,173,438	3,208,367
Premises and equipment, net	28,508	29,020
Investment in bank-owned life insurance	72,183	71,105
Goodwill	63,909	64,059
Identifiable intangible assets, net	9,642	10,175
Other assets	67,065	62,484
Total assets	$4,375,529	$4,381,115
Liabilities:
Deposits:
Demand deposits	$587,813	$585,960
NOW accounts	448,617	427,707
Money market accounts	666,047	730,075
Savings accounts	364,002	358,397
Time deposits	954,710	961,613
Total deposits	3,021,189	3,063,752
Federal Home Loan Bank advances	869,733	848,930
Junior subordinated debentures	22,681	22,681
Other liabilities	55,884	54,948
Total liabilities	3,969,487	3,990,311
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,209,699 shares at June 30, 2017 and 17,170,820 shares at December 31, 2016	1,076	1,073
Paid-in capital	116,484	115,123
Retained earnings	306,151	294,365
Accumulated other comprehensive loss	(17,669)	(19,757)
Total shareholders’ equity	406,042	390,804
Total liabilities and shareholders’ equity	$4,375,529	$4,381,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three months		Six months
	Periods ended June 30,	2017	2016	2017	2016
	Interest income:
	Interest and fees on loans	$31,642	$29,122	$61,994	$59,120
Interest on securities:	Taxable	4,844	2,487	9,553	4,857
	Nontaxable	72	280	184	607
	Dividends on Federal Home Loan Bank stock	439	231	826	441
	Other interest income	156	70	260	134
	Total interest and dividend income	37,153	32,190	72,817	65,159
	Interest expense:
	Deposits	3,591	2,981	7,093	5,949
	Federal Home Loan Bank advances	3,509	2,313	6,853	4,465
	Junior subordinated debentures	149	119	287	231
	Other interest expense	—	1	1	3
	Total interest expense	7,249	5,414	14,234	10,648
	Net interest income	29,904	26,776	58,583	54,511
	Provision for loan losses	700	450	1,100	950
	Net interest income after provision for loan losses	29,204	26,326	57,483	53,561
	Noninterest income:
	Wealth management revenues	9,942	9,481	19,419	18,655
	Mortgage banking revenues	2,919	2,710	5,259	4,908
	Service charges on deposit accounts	901	935	1,784	1,842
	Card interchange fees	902	860	1,704	1,657
	Income from bank-owned life insurance	542	1,090	1,078	1,589
	Loan related derivative income	1,144	508	1,292	1,153
	Equity in earnings (losses) of unconsolidated subsidiaries	(89)	(89)	(177)	(177)
	Other income	545	419	957	921
	Total noninterest income	16,806	15,914	31,316	30,548
	Noninterest expense:
	Salaries and employee benefits	17,358	17,405	34,153	33,785
	Net occupancy	1,767	1,803	3,734	3,610
	Equipment	1,313	1,503	2,780	3,004
	Outsourced services	1,710	1,294	3,167	2,657
	Legal, audit and professional fees	582	662	1,198	1,291
	FDIC deposit insurance costs	469	491	950	984
	Advertising and promotion	362	420	599	685
	Amortization of intangibles	257	322	534	645
	Debt prepayment penalties	—	—	—	431
	Change in fair value of contingent consideration	—	16	(310)	41
	Other expenses	2,488	2,114	4,787	4,347
	Total noninterest expense	26,306	26,030	51,592	51,480
	Income before income taxes	19,704	16,210	37,207	32,629
	Income tax expense	6,505	5,153	12,226	10,637
	Net income	$13,199	$11,057	$24,981	$21,992

	Weighted average common shares outstanding - basic	17,206	17,067	17,196	17,045
	Weighted average common shares outstanding - diluted	17,316	17,194	17,312	17,185
Per share information:	Basic earnings per common share	$0.77	$0.65	$1.45	$1.29
	Diluted earnings per common share	$0.76	$0.64	$1.44	$1.28
	Cash dividends declared per share	$0.38	$0.36	$0.76	$0.72

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2017	2016	2017	2016
Net income	$13,199	$11,057	$24,981	$21,992
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	1,828	1,378	2,229	1,742
Net change in fair value of cash flow hedges	(448)	(24)	(350)	(90)
Net change in defined benefit plan obligations	(4)	165	209	331
Total other comprehensive income, net of tax	1,376	1,519	2,088	1,983
Total comprehensive income	$14,575	$12,576	$27,069	$23,975

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2017	17,171	$1,073	$115,123	$294,365	($19,757)	$390,804
Net income	—	—	—	24,981	—	24,981
Total other comprehensive income, net of tax	—	—	—		2,088	2,088
Cash dividends declared	—	—	—	(13,195)	—	(13,195)
Share-based compensation	—	—	1,198	—	—	1,198
Exercise of stock options, issuance of other compensation-related equity awards	39	3	163	—	—	166
Balance at June 30, 2017	17,210	$1,076	$116,484	$306,151	($17,669)	$406,042

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2016	17,020	$1,064	$110,949	$273,074	($9,699)	$375,388
Net income	—	—	—	21,992	—	21,992
Total other comprehensive income, net of tax	—	—	—	—	1,983	1,983
Cash dividends declared	—	—	—	(12,400)	—	(12,400)
Share-based compensation	—	—	1,109	—	—	1,109
Exercise of stock options, issuance of other compensation-related equity awards and related tax benefit	61	4	256	—	—	260
Balance at June 30, 2016	17,081	$1,068	$112,314	$282,666	($7,716)	$388,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Six months ended June 30,	2017	2016
	Cash flows from operating activities:
	Net income	$24,981	$21,992
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,100	950
	Depreciation of premises and equipment	1,759	1,790
	Net amortization of premium and discount	1,616	977
	Amortization of intangibles	534	645
	Goodwill impairment	150	—
	Share-based compensation	1,198	1,109
	Tax benefit from stock option exercises and other equity awards	350	286
	Income from bank-owned life insurance	(1,078)	(1,589)
	Net gains on loan sales and commissions on loans originated for others	(5,052)	(4,938)
	Net gain on sale of portfolio loans	—	(135)
	Equity in (earnings) losses of unconsolidated subsidiaries	177	177
	Proceeds from sales of loans	215,239	222,098
	Loans originated for sale	(213,929)	(217,682)
	Change in fair value of contingent consideration liability	(310)	41
	Increase in other assets	(6,064)	(21,194)
	Increase in other liabilities	1,110	16,409
	Net cash provided by operating activities	21,781	20,936
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(35,213)	(62,497)
	Other investment securities available for sale	(19,963)	(40,495)
Maturities and principal payments of:	Mortgage-backed securities available for sale	38,861	23,696
	Other investment securities available for sale	8,955	54,681
	Mortgage-backed securities held to maturity	1,614	2,008
	Purchases of Federal Home Loan Bank stock	(1,511)	(9,987)
	Net decrease (increase) in loans	33,596	(53,972)
	Net proceeds from sale of portfolio loans	—	510
	Purchases of loans	—	(17,079)
	Proceeds from the sale of property acquired through foreclosure or repossession	213	254
	Purchases of premises and equipment	(1,247)	(1,816)
	Proceeds of bank-owned life insurance	—	2,054
	Net cash provided by (used in) investing activities	25,305	(102,643)
	Cash flows from financing activities:
	Net decrease in deposits	(42,563)	(144,905)
	Proceeds from Federal Home Loan Bank advances	657,500	640,000
	Repayment of Federal Home Loan Bank advances	(636,697)	(378,963)
	Net proceeds from stock option exercises and issuance of other equity awards	(184)	(26)
	Cash dividends paid	(13,007)	(12,117)
	Net cash (used in) provided by financing activities	(34,951)	103,989
	Net increase in cash and cash equivalents	12,135	22,282
	Cash and cash equivalents at beginning of period	107,797	97,631
	Cash and cash equivalents at end of period	$119,932	$119,913

Noncash Investing and Financing Activities:
Loans charged off	$721	$2,335
Loans transferred to property acquired through foreclosure or repossession	410	1,045
Supplemental Disclosures:
Interest payments	$14,111	$10,467
Income tax payments	11,849	9,872

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements

(1) General Information
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company that has elected to be a financial holding company.  The Bancorp’s subsidiaries include The Washington Trust Company, of Westerly (the “Bank”), a Rhode Island chartered commercial bank founded in 1800, and Weston Securities Corporation (“WSC”).  Through its subsidiaries, the Bancorp offers a comprehensive product line of banking and financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its automated teller machines (“ATMs”); telephone banking; mobile banking and its internet website (www.washtrust.com).

The Unaudited Consolidated Financial Statements include the accounts of the Bancorp and its subsidiaries (collectively the “Corporation” or “Washington Trust”).  All significant intercompany transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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

The Unaudited Consolidated Financial Statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

(2) Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. As issued, ASU 2014-09 was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, Accounting Standards Update No. 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and Accounting Standards Update No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) were issued. These ASUs do not change the core principle for revenue recognition in Topic 606; instead, the amendments provide more detailed guidance in a few areas and additional implementation guidance and examples, which are expected to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as those provided by ASU 2015-14. Washington Trust's largest source of revenue is net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this ASU. Management has assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and commenced contract review for in-scope revenue streams. The Corporation has not yet determined the impact this ASU will have on its consolidated financial statements.

Financial Instruments - Topic 825
Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), was issued in January 2016 and provides revised guidance related to the accounting for and reporting of financial instruments. Some of the main provisions include: requiring most equity securities to be reported at fair value with unrealized gains and losses reported in the income statement; requiring separate presentation of financial assets and liabilities by measurement category and form (i.e. securities or loans); clarifying that entities must assess valuation allowances on a deferred tax asset related to available for sale debt securities in combination with their other deferred tax assets; and eliminating the

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

requirement to disclose the method and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2016-01 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Leases - Topic 842
Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Washington Trust expects to adopt the provisions of ASU 2016-02 effective January 1, 2019. Management has assembled a project team to evaluate the provisions of this ASU, identify additional data requirements necessary and determine an approach for implementation. The Corporation has not yet determined the impact ASU 2016-02 will have on its consolidated financial statements.

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

Credit Losses - Topic 326
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition approach will be adopted in order to maintain the same amortized cost prior to and subsequent to the effective date of ASU 2016-13. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, for annual periods and interim periods within those annual periods, beginning after December 15, 2018. Washington Trust is evaluating the effect that this ASU will have on consolidated financial statements and disclosures. Management has assembled a project team that meets regularly to evaluate the provisions of this ASU, identify additional data requirements necessary and determine an approach for implementation. The Corporation has not yet determined if it will early adopt ASU 2016-13 or the impact it will have on its consolidated financial statements.

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

Intangibles - Goodwill and Other - Topic 350
Accounting Standards Update No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), was issued in January 2017 and eliminates Step 2 of the annual goodwill impairment test.  Step 2 is a more detailed analysis, which involves measuring the excess of the fair value of the reporting unit, as determined in Step 1, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Under ASU 2017-04, an impairment charge would be recognized for the amount by which the carrying amount exceeded the reporting unit’s fair value under Step 1.  ASU 2017-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and the provisions should be applied on a prospective basis.  Effective April 1, 2017, management early adopted the provisions of this ASU, as permitted.  The adoption of ASU 2017-04 did not have a material impact on the Corporation’s consolidated financial statements.

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

Compensation - Stock Compensation - Topic 718
Accounting Standards Update No. 2017-09, “Scope of Modification Accounting” (“ASU 2017-09”), was issued in May 2017 to provide clarity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and the provisions should be applied on a prospective basis.  Early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Corporation’s consolidated financial statements.

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $13.5 million at June 30, 2017 and $11.5 million at December 31, 2016 and were included in cash and due from banks in the Unaudited Consolidated Balance Sheets.

As of June 30, 2017 and December 31, 2016, cash and due from banks included interest-bearing deposits in other banks of $52.6 million and $60.3 million, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$131,484	$4	($2,558)	$128,930
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	587,814	4,763	(7,928)	584,649
Obligations of states and political subdivisions	5,468	16	—	5,484
Individual name issuer trust preferred debt securities	27,888	—	(1,498)	26,390
Corporate bonds	4,127	22	(116)	4,033
Total securities available for sale	$756,781	$4,805	($12,100)	$749,486
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$13,942	$289	$—	$14,231
Total securities held to maturity	$13,942	$289	$—	$14,231
Total securities	$770,723	$5,094	($12,100)	$763,717

(Dollars in thousands)
December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$111,483	$7	($3,050)	$108,440
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	592,833	4,923	(9,671)	588,085
Obligations of states and political subdivisions	14,423	62	—	14,485
Individual name issuer trust preferred debt securities	29,851	—	(3,115)	26,736
Corporate bonds	2,155	16	(5)	2,166
Total securities available for sale	$750,745	$5,008	($15,841)	$739,912
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$15,633	$287	$—	$15,920
Total securities held to maturity	$15,633	$287	$—	$15,920
Total securities	$766,378	$5,295	($15,841)	$755,832

As of June 30, 2017 and December 31, 2016, securities with a fair value of $670.4 million and $736.2 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 8 for additional disclosure on FHLBB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
June 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$64,607	$64,271	$2,422	$2,472
Due after one year to five years	249,039	246,979	6,586	6,723
Due after five years to ten years	251,102	247,891	3,876	3,956
Due after ten years	192,033	190,345	1,058	1,080
Total securities	$756,781	$749,486	$13,942	$14,231

Included in the above table are debt securities with an amortized cost balance of $167.8 million and a fair value of $163.6 million at June 30, 2017 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 11 months to 20 years, with call features ranging from 1 month to 4 years.

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

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2017	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	11	$108,930	($2,558)	—	$—	$—	11	$108,930	($2,558)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	35	379,226	(7,928)	—	—	—	35	379,226	(7,928)
Individual name issuer trust preferred debt securities	—	—	—	9	26,390	(1,498)	9	26,390	(1,498)
Corporate bonds	2	402	(3)	1	1,868	(113)	3	2,270	(116)
Total temporarily impaired securities	48	$488,558	($10,489)	10	$28,258	($1,611)	58	$516,816	($12,100)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2016	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	10	$98,433	($3,050)	—	$—	$—	10	$98,433	($3,050)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	35	407,073	(9,671)	—	—	—	35	407,073	(9,671)
Individual name issuer trust preferred debt securities	—	—	—	10	26,736	(3,115)	10	26,736	(3,115)
Corporate bonds	2	400	(5)	—	—	—	2	400	(5)
Total temporarily impaired securities	47	$505,906	($12,726)	10	$26,736	($3,115)	57	$532,642	($15,841)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at June 30, 2017 were 9 trust preferred security holdings issued by 6 individual companies in the banking sector.  Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of June 30, 2017, individual name issuer trust preferred debt securities with an amortized cost of $10.9 million and unrealized losses of $663 thousand were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between June 30, 2017 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$1,009,096	32%	$1,074,186	33%
Construction & development (2)	112,177	4	121,371	4
Commercial & industrial (3)	577,116	17	576,109	18
Total commercial	1,698,389	53	1,771,666	55
Residential Real Estate:
Mortgages	1,143,416	36	1,094,824	34
Homeowner construction	24,689	1	27,924	1
Total residential real estate	1,168,105	37	1,122,748	35
Consumer:
Home equity lines	263,934	8	264,200	8
Home equity loans	35,173	1	37,272	1
Other (4)	34,499	1	38,485	1
Total consumer	333,606	10	339,957	10
Total loans (5)	$3,200,100	100%	$3,234,371	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $3.7 million and $3.0 million, respectively, at June 30, 2017 and December 31, 2016 and net unamortized premiums on purchased loans of $854 thousand and $783 thousand, respectively, at June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, there were $1.6 billion and $1.4 billion, respectively, of loans pledged as collateral for FHLBB borrowings and potential borrowings with the FRB. See Note 8 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Jun 30, 2017	Dec 31, 2016
Commercial:
Mortgages	$6,422	$7,811
Construction & development	—	—
Commercial & industrial	1,232	1,337
Residential Real Estate:
Mortgages	11,815	11,736
Homeowner construction	—	—
Consumer:
Home equity lines	118	—
Home equity loans	502	1,058
Other	109	116
Total nonaccrual loans	$20,198	$22,058
Accruing loans 90 days or more past due	$—	$—

As of June 30, 2017 and December 31, 2016, loans secured by one- to four-family residential property amounting to $3.4 million and $5.7 million, respectively, were in process of foreclosure.

Nonaccrual loans of $5.7 million and $3.5 million, respectively, were current as to the payment of principal and interest at June 30, 2017 and December 31, 2016.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2017.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
June 30, 2017	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$1	$6,421	$6,422	$1,002,674	$1,009,096
Construction & development	—	—	—	—	112,177	112,177
Commercial & industrial	3,194	321	494	4,009	573,107	577,116
Residential Real Estate:
Mortgages	3,524	1,371	3,962	8,857	1,134,559	1,143,416
Homeowner construction	—	—	—	—	24,689	24,689
Consumer:
Home equity lines	335	—	—	335	263,599	263,934
Home equity loans	995	317	159	1,471	33,702	35,173
Other	25	—	1	26	34,473	34,499
Total loans	$8,073	$2,010	$11,037	$21,120	$3,178,980	$3,200,100

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2016	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$901	$—	$7,807	$8,708	$1,065,478	$1,074,186
Construction & development	—	—	—	—	121,371	121,371
Commercial & industrial	409	—	745	1,154	574,955	576,109
Residential Real Estate:
Mortgages	5,381	652	6,193	12,226	1,082,598	1,094,824
Homeowner construction	—	—	—	—	27,924	27,924
Consumer:
Home equity lines	655	26	—	681	263,519	264,200
Home equity loans	776	76	658	1,510	35,762	37,272
Other	32	1	110	143	38,342	38,485
Total loans	$8,154	$755	$15,513	$24,422	$3,209,949	$3,234,371

Included in past due loans as of June 30, 2017 and December 31, 2016, were nonaccrual loans of $14.5 million and $18.6 million, respectively.

All loans 90 days or more past due at June 30, 2017 and December 31, 2016 were classified as nonaccrual.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016
No Related Allowance Recorded:
Commercial:
Mortgages	$782	$4,676	$778	$9,019	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	5,256	6,458	5,427	6,550	—	—
Residential real estate:
Mortgages	14,669	14,385	14,785	14,569	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	118	—	118	—	—	—
Home equity loans	502	1,137	502	1,177	—	—
Other	—	116	7	116	—	—
Subtotal	21,327	26,772	21,617	31,431	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	$7,603	$5,104	$11,091	$6,087	$485	$448
Construction & development	—	—	—	—	—	—
Commercial & industrial	1,706	662	1,765	699	718	3
Residential real estate:
Mortgages	1,062	1,285	1,087	1,310	135	151
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	135	28	136	29	7	4
Subtotal	10,506	7,079	14,079	8,125	1,345	606
Total impaired loans	$31,833	$33,851	$35,696	$39,556	$1,345	$606
Total:
Commercial	$15,347	$16,900	$19,061	$22,355	$1,203	$451
Residential real estate	15,731	15,670	15,872	15,879	135	151
Consumer	755	1,281	763	1,322	7	4
Total impaired loans	$31,833	$33,851	$35,696	$39,556	$1,345	$606

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

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended June 30,	2017	2016	2017	2016
Commercial:
Mortgages	$9,549	$13,677	$26	$87
Construction & development	—	—	—	—
Commercial & industrial	6,864	3,290	76	10
Residential Real Estate:
Mortgages	15,915	10,903	150	98
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	95	315	2	6
Home equity loans	602	1,216	8	11
Other	140	151	2	2
Totals	$33,165	$29,552	$264	$214

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Six months ended June 30,	2017	2016	2017	2016
Commercial:
Mortgages	$9,664	$14,208	$52	$180
Construction & development	—	—	—	—
Commercial & industrial	6,914	3,545	152	21
Residential Real Estate:
Mortgages	16,076	10,986	272	167
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	86	493	4	8
Home equity loans	746	1,195	16	24
Other	142	148	6	4
Totals	$33,628	$30,575	$502	$404

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring. In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $19.1 million and $22.3 million, respectively, at June 30, 2017 and December 31, 2016. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $641 thousand and $567 thousand, respectively, at June 30, 2017 and December 31, 2016.

As of June 30, 2017, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present loans modified as a troubled debt restructuring:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended June 30,	2017	2016	2017	2016	2017	2016
Commercial:
Mortgages	—	—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	—	1	—	133	—	133
Residential Real Estate:
Mortgages	—	1	—	3,550	—	3,550
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	—	2	$—	$3,683	$—	$3,683

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Six months ended June 30,	2017	2016	2017	2016	2017	2016
Commercial:
Mortgages	—	—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	—	1	—	133	—	133
Residential Real Estate:
Mortgages	—	1	—	3,550	—	3,550
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	—	2	$—	$3,683	$—	$3,683

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2017	2016	2017	2016
Below-market interest rate concession	$—	$—	$—	$—
Payment deferral	—	—	—	—
Maturity / amortization concession	—	133	—	133
Interest only payments	—	3,550	—	3,550
Total	$—	$3,683	$—	$3,683

In the three and six months ended June 30, 2017, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on 3 loans totaling $1.1 million and 4 loans totaling $1.9 million, respectively, compared to 4 loans totaling $577 thousand, in both the three and six months ended June 30, 2016.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The weighted average risk rating of the Corporation’s commercial loan portfolio was 4.71 at June 30, 2017 and 4.68 at December 31, 2016. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses.

A description of the commercial loan categories is as follows:

Pass - Loans with acceptable credit quality, defined as ranging from superior or very strong to a status of lesser stature. Superior or very strong credit quality is characterized by a high degree of cash collateralization or strong balance sheet liquidity. Lesser stature loans have an acceptable level of credit quality but exhibit some weakness in various credit metrics such as collateral

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016
Commercial:
Mortgages	$1,002,508	$1,065,358	$—	$776	$6,588	$8,052
Construction & development	112,177	121,371	—	—	—	—
Commercial & industrial	556,566	559,416	12,911	8,938	7,639	7,755
Total commercial loans	$1,671,251	$1,746,145	$12,911	$9,714	$14,227	$15,807

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016
Residential Real Estate:
Accruing mortgages	$1,131,601	$1,083,088	$—	$—
Nonaccrual mortgages	7,853	5,543	3,962	6,193
Homeowner construction	24,689	27,924	—	—
Total residential loans	$1,164,143	$1,116,555	$3,962	$6,193
Consumer:
Home equity lines	$263,934	$264,200	$—	$—
Home equity loans	35,014	36,614	159	658
Other	34,498	38,375	1	110
Total consumer loans	$333,446	$339,189	$160	$768

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

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2017:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$10,861	$1,505	$6,297	$18,663	$5,359	$2,424	$26,446
Charge-offs	(400)	—	(162)	(562)	(32)	(48)	(642)
Recoveries	82	—	47	129	24	5	158
Provision	192	(305)	885	772	18	(90)	700
Ending Balance	$10,735	$1,200	$7,067	$19,002	$5,369	$2,291	$26,662
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2017:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$9,971	$1,195	$6,992	$18,158	$5,252	$2,594	$26,004
Charge-offs	(400)	—	(164)	(564)	(32)	(125)	(721)
Recoveries	82	—	154	236	28	15	279
Provision	1,082	5	85	1,172	121	(193)	1,100
Ending Balance	$10,735	$1,200	$7,067	$19,002	$5,369	$2,291	$26,662
(1) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$8,586	$1,643	$8,261	$18,490	$5,363	$2,284	$26,137
Charge-offs	(78)	—	(746)	(824)	(4)	(32)	(860)
Recoveries	13	—	62	75	2	22	99
Provision	1,892	(739)	(1,057)	96	108	246	450
Ending Balance	$10,413	$904	$6,520	$17,837	$5,469	$2,520	$25,826
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$9,140	$1,758	$8,202	$19,100	$5,460	$2,509	$27,069
Charge-offs	(1,331)	—	(754)	(2,085)	(140)	(110)	(2,335)
Recoveries	17	—	88	105	4	33	142
Provision	2,587	(854)	(1,016)	717	145	88	950
Ending Balance	$10,413	$904	$6,520	$17,837	$5,469	$2,520	$25,826
(1) Commercial & industrial loans.

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$8,380	$485	$9,776	$448
Construction & development	—	—	—	—
Commercial & industrial	6,939	718	7,098	3
Residential real estate	15,721	135	15,661	151
Consumer	755	7	1,280	4
Subtotal	31,795	1,345	33,815	606
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$1,000,716	$10,250	$1,064,410	$9,523
Construction & development	112,177	1,200	121,371	1,195
Commercial & industrial	570,177	6,349	569,011	6,989
Residential real estate	1,152,384	5,234	1,107,087	5,101
Consumer	332,851	2,284	338,677	2,590
Subtotal	3,168,305	25,317	3,200,556	25,398
Total	$3,200,100	$26,662	$3,234,371	$26,004

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(7) Goodwill
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)	Commercial Banking	Wealth Management Services	Total
Balance at December 31, 2016	$22,591	$41,468	$64,059
Impairment	—	(150)	(150)
Balance at June 30, 2017	$22,591	$41,318	$63,909

The balance of goodwill in the Commercial Banking segment arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment arose from the 2005 acquisition of Weston Financial Group, Inc. (“Weston Financial”) and its broker-dealer and insurance agency subsidiaries, as well as the 2015 acquisition of Halsey Associates, Inc. (“Halsey”).

As the result of a decision that will reduce the business activities of WSC, Weston Financial’s broker-dealer subsidiary that conducts mutual fund and variable annuity transactions, primarily for Weston Financial clients, the carrying value of WSC’s goodwill was assessed for impairment during the second quarter of 2017. As a result of management’s assessment, an impairment charge of $150 thousand was recognized in the second quarter of 2017 and classified in other expenses in the Unaudited Consolidated Statements of Income.

(8) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $869.7 million and $848.9 million, respectively, at June 30, 2017 and December 31, 2016.

The following table presents maturities and weighted average interest rates on FHLBB advances outstanding as of June 30, 2017:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
July 1, 2017 to December 31, 2017	$430,877	1.26%
2018	108,134	1.29
2019	137,258	1.62
2020	72,033	1.90
2021	51,222	2.43
2022 and thereafter	70,209	3.34
Balance at June 30, 2017	$869,733	1.67%

As of June 30, 2017 and December 31, 2016, the Bank had access to a $40.0 million unused line of credit with the FHLBB and also had remaining available borrowing capacity of $657.9 million and $594.5 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLBB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(9) Shareholders’ Equity
Regulatory Capital Requirements
Capital levels at both June 30, 2017 and December 31, 2016 exceeded the regulatory minimum levels to be considered “well-capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$403,885	12.78%	$252,908	8.00%	N/A	N/A
Bank	402,804	12.74	252,869	8.00	$316,087	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	376,940	11.92	189,681	6.00	N/A	N/A
Bank	375,859	11.89	189,652	6.00	252,869	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	354,942	11.23	142,261	4.50	N/A	N/A
Bank	375,859	11.89	142,239	4.50	205,456	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	376,940	8.78	171,686	4.00	N/A	N/A
Bank	375,859	8.76	171,633	4.00	214,542	5.00

December 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	390,867	12.26	255,093	8.00	N/A	N/A
Bank	389,840	12.23	255,050	8.00	318,813	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	364,655	11.44	191,320	6.00	N/A	N/A
Bank	363,628	11.41	191,288	6.00	255,050	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	342,656	10.75	143,490	4.50	N/A	N/A
Bank	363,628	11.41	143,466	4.50	207,228	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	364,655	8.67	168,271	4.00	N/A	N/A
Bank	363,628	8.65	168,207	4.00	210,259	5.00

(1)	Leverage ratio.

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

Interest Rate Risk Management Agreements
Interest rate risk management agreements, such as swaps, caps and floors, are used from time to time as part of the Corporation’s interest rate risk management strategy. Interest rate swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount. Interest rate caps and floors represent options purchased by the Corporation to manage the interest rate paid throughout the term of the option contract. The credit risk associated with these transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

Cash Flow Hedging Instruments
As of June 30, 2017 and December 31, 2016, the Bancorp had 2 interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtains the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

As of June 30, 2017 and December 31, 2016, the Bank had 2 interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

During the second quarter of 2017, the Bank executed 3 interest rate floor contracts with a total notional amount of $300.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank paid a premium totaling $697 thousand to obtain the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. The floors mature in 2020.

The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2017 and 2016, there was no ineffectiveness recorded in earnings.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of June 30, 2017 and December 31, 2016, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $480.4 million and $428.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Risk Participation Agreements
The Corporation has entered into risk participation agreements with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

At June 30, 2017 and December 31, 2016, the notional amounts of risk participation-out agreements were $53.0 million and $38.3 million, respectively. The notional amounts of risk participation-in agreements were $28.4 million and $28.5 million, respectively, at June 30, 2017 and December 31, 2016.

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

The following table presents the fair values of derivative instruments in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2017	Dec 31, 2016	Balance Sheet Location	Jun 30, 2017	Dec 31, 2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$537	$378
Interest rate caps	Other assets	44	134	Other liabilities	—	—
Interest rate floors	Other assets	389	—	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	1,679	1,133	Other liabilities	27	88
Commitments to sell mortgage loans	Other assets	27	279	Other liabilities	2,477	1,349
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	2,318	2,036	Other liabilities	—	—
Mirror swaps with counterparties	Other assets	—	—	Other liabilities	2,446	2,228
Risk participation agreements	Other assets	—	—	Other liabilities	—	—
Total		$4,457	$3,582		$5,487	$4,043

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the effect of derivative instruments in the Corporation’s Unaudited Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three months		Six months
Periods ended June 30,	2017	2016	2017	2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	($232)	$—	($100)	$—
Interest rate caps	(22)	(24)	(56)	(90)
Interest rate floors	(194)	—	(194)	—
Total	($448)	($24)	($350)	($90)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months		Six months
Periods ended June 30,	Statement of Income Location	2017	2016	2017	2016
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	($11)	$501	$607	$1,746
Commitments to sell mortgage loans	Mortgage banking revenues	(350)	(1,174)	(1,380)	(2,180)
Customer related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	3,921	7,130	3,666	17,032
Mirror swaps with counterparties	Loan related derivative income	(2,551)	(6,526)	(2,073)	(15,777)
Risk participation agreements	Loan related derivative income	(226)	(96)	(301)	(102)
Total		$783	($165)	$519	$719

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(11) Balance Sheet Offsetting
For interest rate risk management contracts and loan-related derivative contracts, the Corporation records derivative assets and derivative liabilities on a net basis. The interest rate risk management contracts and loan-related derivative contracts with counterparties are subject to master netting agreements. The following tables present the Corporation’s derivative asset and derivative liability positions and the effect of netting arrangements on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
June 30, 2017
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$44	$—	$44	$—	$44
Interest rate floors	389	—	389	—	389
Loan-related derivative contracts:
Interest rate swaps with customers	4,620	2,302	2,318	—	2,318
Mirror swaps with counterparties	2,213	2,213	—	—	—
Total	$7,266	$4,515	$2,751	$—	$2,751

Derivative Liabilities:
Interest rate risk management contracts:
Interest rate swaps	$537	$—	$537	$537	$—
Loan-related derivative contracts:
Interest rate swaps with customers	2,302	2,302	—	—	—
Mirror swaps with counterparties	4,659	2,213	2,446	2,446	—
Total	$7,498	$4,515	$2,983	$2,983	$—

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
December 31, 2016
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$134	$—	$134	$—	$134
Loan-related derivative contracts:
Interest rate swaps with customers	4,920	2,884	2,036	—	2,036
Mirror swaps with counterparties	2,758	2,758	—	—	—
Total	$7,812	$5,642	$2,170	$—	$2,170

Derivative Liabilities:
Interest rate risk management contracts:
Interest rate swaps	$378	$—	$378	$133	$245
Loan-related derivative contracts:
Interest rate swaps with customers	2,884	2,884	—	—	—
Mirror swaps with counterparties	4,986	2,758	2,228	1,295	933
Total	$8,248	$5,642	$2,606	$1,428	$1,178

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of June 30, 2017 and December 31, 2016, Washington Trust pledged collateral to derivative counterparties in the form of cash totaling $3.0 million and $1.4 million, respectively. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

(12) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  As of June 30, 2017 and December 31, 2016, securities available for sale, residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale that were recorded at fair value was $32.0 million and $29.4 million, respectively, at June 30, 2017 and December 31, 2016. The aggregate fair value of these loans as of the same dates was $32.8 million and $29.4 million, respectively. As of June 30, 2017 and December 31, 2016, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $814 thousand and $40 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of June 30, 2017 and December 31, 2016.

The following table presents the changes in fair value related to mortgage loans held for sale, interest rate lock commitments and commitments to sell residential real estate mortgage loans, for which the fair value option was elected. Changes in fair values are reported as a component of mortgage banking revenues in the Unaudited Consolidated Statements of Income.

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2017	2016	2017	2016
Mortgage loans held for sale	$323	$659	$774	$495
Interest rate lock commitments	(11)	501	607	1,746
Commitments to sell mortgage loans	(350)	(1,174)	(1,380)	(2,180)
Total changes in fair value	($38)	($14)	$1	$61

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at June 30, 2017 and December 31, 2016.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at June 30, 2017 and December 31, 2016.

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

Property Acquired Through Foreclosure or Repossession
Property acquired through foreclosure or repossession included in other assets in the Unaudited Consolidated Balance Sheets is adjusted to fair value less costs to sell upon transfer out of loans through a charge to allowance for loan losses. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Such subsequent valuation charges are charged through earnings. Fair value is generally based upon appraised values of the collateral. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Derivatives
Interest rate swap, cap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of June 30, 2017 and December 31, 2016, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

Fair value measurements of forward loan commitments (interest rate lock commitments and commitments to sell residential real estate mortgages) are estimated based on current market prices for similar assets in the secondary market and therefore are classified as Level 2 assets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Contingent Consideration Liability
A contingent consideration liability was recognized upon the completion of the Halsey acquisition on August 1, 2015 and represents the estimated present value of future earn-outs to be paid based on the future revenue growth of the acquired business during the 5-year period following the acquisition.

The fair value measurement is based upon unobservable inputs, therefore, the contingent liability is classified within Level 3 of the fair value hierarchy. The unobservable inputs include probability estimates regarding the likelihood of achieving revenue growth targets and the discount rates utilized the discounted cash flow calculations applied to the estimates earn-outs to be paid. The discount rates used ranged from 3% to 4%. The contingent consideration liability is remeasured to fair value at each reporting period taking into consideration changes in those unobservable inputs. Changes in the fair value of the contingent consideration liability are included in noninterest expenses in the Unaudited Consolidated Statements of Income.

The fair value of the contingency represents the estimated price to transfer the liability between market participants at the measurement date under current market conditions.

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$128,930	$—	$128,930	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	584,649	—	584,649	—
Obligations of states and political subdivisions	5,484	—	5,484	—
Individual name issuer trust preferred debt securities	26,390	—	26,390	—
Corporate bonds	4,033	—	4,033	—
Mortgage loans held for sale	32,784	—	32,784	—
Derivative assets	4,457	—	4,457	—
Total assets at fair value on a recurring basis	$786,727	$—	$786,727	$—
Liabilities:
Derivative liabilities	$5,487	$—	$5,487	$—
Contingent consideration liability (1)	1,737	—	—	1,737
Total liabilities at fair value on a recurring basis	$7,224	$—	$5,487	$1,737

(1)	The contingent consideration liability is included in other liabilities in the Unaudited Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$108,440	$—	$108,440	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	588,085	—	588,085	—
Obligations of states and political subdivisions	14,485	—	14,485	—
Individual name issuer trust preferred debt securities	26,736	—	26,736	—
Corporate bonds	2,166	—	2,166	—
Mortgage loans held for sale	29,434	—	29,434	—
Derivative assets	3,582	—	3,582	—
Total assets at fair value on a recurring basis	$772,928	$—	$772,928	$—
Liabilities:
Derivative liabilities	$4,043	$—	$4,043	$—
Contingent Consideration Liability (1)	2,047	—	—	2,047
Total liabilities at fair value on a recurring basis	$6,090	$—	$4,043	$2,047

(1)	The contingent consideration liability is included in other liabilities in the Unaudited Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the six months ended June 30, 2017 and 2016, there were no transfers in and/or out of Level 1, 2 or 3.

The following table presents the change in the contingent consideration liability, a Level 3 liability measured at fair value on a recurring basis, during the periods indicated:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2017	2016	2017	2016
Balance at beginning of period	$1,737	$2,970	$2,047	$2,945
Change in fair value	—	16	(310)	41
Payments	—	—	—	—
Balance at end of period	$1,737	$2,986	$1,737	$2,986

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at June 30, 2017, which were written down to fair value during the six months ended June 30, 2017:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$3,092	$—	$—	$3,092
Property acquired through foreclosure or repossession	1,081	—	—	1,081
Total assets at fair value on a nonrecurring basis	$4,173	$—	$—	$4,173

The allowance for loan losses on collateral dependent impaired loans amounted to $880 thousand at June 30, 2017.

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
June 30, 2017
Collateral dependent impaired loans	$3,092	Appraisals of collateral	Discount for costs to sell	0% - 25% (13%)
			Appraisal adjustments (1)	0% - 85% (17%)

Property acquired through foreclosure or repossession	$1,081	Appraisals of collateral	Discount for costs to sell	10% - 12% (11%)
			Appraisal adjustments (1)	6% - 32% (18%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2016
Collateral dependent impaired loans	$3,828	Appraisals of collateral	Discount for costs to sell	10% - 20% (15%)
			Appraisal adjustments (1)	0% - 10% (9%)

Property acquired through foreclosure or repossession	$605	Appraisals of collateral	Discount for costs to sell	10% - 12% (11%)
			Appraisal adjustments (1)	6% - 50% (24%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
June 30, 2017	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$13,942	$14,231	$—	$14,231	$—
Loans, net of allowance for loan losses	3,173,438	3,204,250	—	—	3,204,250

Financial Liabilities:
Time deposits	$954,710	$956,753	$—	$956,753	$—
FHLBB advances	869,733	876,374	—	876,374	—
Junior subordinated debentures	22,681	17,410	—	17,410	—

(Dollars in thousands)
December 31, 2016	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$15,633	$15,920	$—	$15,920	$—
Loans, net of allowance for loan losses	3,208,367	3,218,651	—	—	3,218,651

Financial Liabilities:
Time deposits	$961,613	$962,374	$—	$962,374	$—
FHLBB advances	848,930	852,888	—	852,888	—
Junior subordinated debentures	22,681	16,970	—	16,970	—

(13) Defined Benefit Pension Plans
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

The defined benefit pension plan is funded on a current basis, in compliance with the requirements of ERISA.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three months		Six months		Three months		Six months
Periods ended June 30,	2017	2016	2017	2016	2017	2016	2017	2016
Net Periodic Benefit Cost:
Service cost	$537	$537	$1,074	$1,074	$33	$31	$65	$61
Interest cost	667	644	1,336	1,288	107	108	214	216
Expected return on plan assets	(1,235)	(1,159)	(2,471)	(2,317)	—	—	—	—
Amortization of prior service (credit) cost	(5)	(5)	(11)	(11)	—	—	—	—
Recognized net actuarial loss	278	207	557	414	128	61	193	123
Net periodic benefit cost	$242	$224	$485	$448	$268	$200	$472	$400

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the sixth months ended June 30,	2017	2016	2017	2016
Measurement date	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
Equivalent single discount rate for benefit obligations	4.18%	4.48%	3.96%	4.19%
Equivalent single discount rate for service cost	4.29	4.63	4.25	4.59
Equivalent single discount rate for interest cost	3.73	3.88	3.36	3.44
Expected long-term return on plan assets	6.75	6.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(14) Share-Based Compensation Arrangements
During the six months ended June 30, 2017, the Corporation granted equity awards, which included performance share awards and nonvested share unit awards.

The performance share awards granted to certain executive officers provides them with the opportunity to earn shares of common stock of the Corporation. The performance share awards were valued at fair market value as of January 19, 2017 (the award date), or $51.85, and will be earned over a 3-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 143% of the target, or 37,147 shares.

The Corporation granted to non-employee directors and a certain executive officer 7,900 nonvested share units, with 3- to 5-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $50.83.

(15) Business Segments
Washington Trust segregates financial information in assessing its results among its Commercial Banking and Wealth Management Services operating segments.  The amounts in the Corporate unit include activity not related to the segments.

Management uses certain methodologies to allocate income and expenses to the business lines.  A funds transfer pricing (“FTP”) methodology is used to assign interest income and interest expense to each interest-earning asset and interest-bearing liability on a matched maturity funding basis.  The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated. Loans are assigned a FTP rate for funds used and deposits are assigned a FTP rate for funds provided. Certain indirect expenses are allocated to segments.  These include support unit expenses such as technology, operations and other support functions.

Commercial Banking
The Commercial Banking segment includes commercial, residential and consumer lending activities; equity in earnings (losses) of unconsolidated investments in real estate limited partnerships; mortgage banking activities; deposit generation; cash management activities; and direct banking activities, which include the operation of ATMs, telephone and internet banking services and customer support and sales.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$24,633	$21,947	($40)	($17)	$5,311	$4,846	$29,904	$26,776
Provision for loan losses	700	450	—	—	—	—	700	450
Net interest income (expense) after provision for loan losses	23,933	21,497	(40)	(17)	5,311	4,846	29,204	26,326
Noninterest income	6,347	5,290	9,942	9,481	517	1,143	16,806	15,914
Noninterest expenses:
Depreciation and amortization expense	651	697	414	470	50	57	1,115	1,224
Other noninterest expenses (1)	15,323	15,038	6,848	6,701	3,020	3,067	25,191	24,806
Total noninterest expenses	15,974	15,735	7,262	7,171	3,070	3,124	26,306	26,030
Income before income taxes	14,306	11,052	2,640	2,293	2,758	2,865	19,704	16,210
Income tax expense	4,650	3,767	1,102	871	753	515	6,505	5,153
Net income	$9,656	$7,285	$1,538	$1,422	$2,005	$2,350	$13,199	$11,057

Total assets at period end	$3,346,184	$3,238,789	$66,286	$65,423	$963,059	$612,869	$4,375,529	$3,917,081
Expenditures for long-lived assets	377	306	41	104	96	229	514	639

(1)	Other noninterest expenses for the Wealth Management Services segment includes a $150 thousand goodwill impairment charge recognized in the three months ended June 30, 2017.

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$48,190	$44,554	($72)	($35)	$10,465	$9,992	$58,583	$54,511
Provision for loan losses	1,100	950	—	—	—	—	1,100	950
Net interest income (expense) after provision for loan losses	47,090	43,604	(72)	(35)	10,465	9,992	57,483	53,561
Noninterest income	10,789	10,230	19,419	18,655	1,108	1,663	31,316	30,548
Noninterest expenses:
Depreciation and amortization expense	1,314	1,384	877	939	102	112	2,293	2,435
Other noninterest expenses (1)	29,930	29,029	13,296	13,500	6,073	6,516	49,299	49,045
Total noninterest expenses	31,244	30,413	14,173	14,439	6,175	6,628	51,592	51,480
Income before income taxes	26,635	23,421	5,174	4,181	5,398	5,027	37,207	32,629
Income tax expense	8,679	8,022	2,080	1,604	1,467	1,011	12,226	10,637
Net income	$17,956	$15,399	$3,094	$2,577	$3,931	$4,016	$24,981	$21,992

Total assets at period end	$3,346,184	$3,238,789	$66,286	$65,423	$963,059	$612,869	$4,375,529	$3,917,081
Expenditures for long-lived assets	750	1,325	343	188	154	303	1,247	1,816

(1)
Other noninterest expenses for the Wealth Management Services segment includes a $310 thousand benefit resulting from the reduction of a contingent consideration liability and a $150 thousand goodwill impairment charge recognized in the six months ended June 30, 2017.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(16) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended June 30,	2017			2016
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$2,902	$1,074	$1,828	$2,187	$809	$1,378
Net gains on securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of securities available for sale	$2,902	$1,074	$1,828	$2,187	$809	$1,378
Cash flow hedges:
Change in fair value of cash flow hedges	(853)	(292)	(561)	10	34	(24)
Net cash flow hedge losses reclassified into earnings (1)	180	67	113	—	—	—
Net change in fair value of cash flow hedges	(673)	(225)	(448)	10	34	(24)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	(407)	(150)	(257)	—	—	—
Amortization of net actuarial losses (2)	406	149	257	269	99	170
Amortization of net prior service credits (2)	(5)	(1)	(4)	(6)	(1)	(5)
Net change in defined benefit plan obligations	(6)	(2)	(4)	263	98	165
Total other comprehensive income	$2,223	$847	$1,376	$2,460	$941	$1,519

(1)	The pre-tax amounts are included in interest expense on Federal Home Loan Bank advances and interest expense on junior subordinated debentures in the Unaudited Consolidated Statements of Income.

(2)	The pre-tax amounts are included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

Six months ended June 30,	2017			2016
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$3,538	$1,309	$2,229	$2,765	$1,023	$1,742
Net gains on securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of securities available for sale	$3,538	$1,309	$2,229	$2,765	$1,023	$1,742
Cash flow hedges:
Change in fair value of cash flow hedges	(827)	(278)	(549)	(114)	(24)	(90)
Net cash flow hedge losses reclassified into earnings (1)	316	117	199	—	—	—
Net change in fair value of cash flow hedges	(511)	(161)	(350)	(114)	(24)	(90)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	(407)	(150)	(257)	—	—	—
Amortization of net actuarial losses (2)	750	276	474	538	198	340
Amortization of net prior service credits (2)	(11)	(3)	(8)	(12)	(3)	(9)
Net change in defined benefit plan obligations	332	123	209	526	195	331
Total other comprehensive income (loss)	$3,359	$1,271	$2,088	$3,177	$1,194	$1,983

(1)	The pre-tax amount is included in interest expense on Federal Home Loan Bank advances and interest expense on junior subordinated debentures in the Unaudited Consolidated Statements of Income.

(2)	The pre-tax amounts are included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)
Other comprehensive income (loss) before reclassifications	2,229	(549)	—	1,680
Amounts reclassified from accumulated other comprehensive income	—	199	209	408
Net other comprehensive income (loss)	2,229	(350)	209	2,088
Balance at June 30, 2017	($4,596)	($650)	($12,423)	($17,669)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2015	$1,051	($43)	($10,707)	($9,699)
Other comprehensive income (loss) before reclassifications	1,742	(90)	—	1,652
Amounts reclassified from accumulated other comprehensive income	—	—	331	331
Net other comprehensive income (loss)	1,742	(90)	331	1,983
Balance at June 30, 2016	$2,793	($133)	($10,376)	($7,716)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(17) Earnings Per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six months
Periods ended June 30,	2017	2016	2017	2016
Earnings per common share - basic:
Net income	$13,199	$11,057	$24,981	$21,992
Less dividends and undistributed earnings allocated to participating securities	(29)	(22)	(56)	(47)
Net income applicable to common shareholders	$13,170	$11,035	$24,925	$21,945
Weighted average common shares	17,206	17,067	17,196	17,045
Earnings per common share - basic	$0.77	$0.65	$1.45	$1.29
Earnings per common share - diluted:
Net income	$13,199	$11,057	$24,981	$21,992
Less dividends and undistributed earnings allocated to participating securities	(29)	(22)	(56)	(47)
Net income applicable to common shareholders	$13,170	$11,035	$24,925	$21,945
Weighted average common shares	17,206	17,067	17,196	17,045
Dilutive effect of common stock equivalents	110	127	116	140
Weighted average diluted common shares	17,316	17,194	17,312	17,185
Earnings per common share - diluted	$0.76	$0.64	$1.44	$1.28

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 3,475 and 69,025, respectively, for the three months ended June 30, 2017 and 2016. There were no anti-dilutive weighted average common stock equivalents for the six months ended June 30, 2017 and 70,132 for the six months ended June 30, 2016.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(18) Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, forward loan commitments, loan-related derivative contracts and interest rate risk management contracts.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Unaudited Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Jun 30, 2017	Dec 31, 2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$495,928	$430,710
Home equity lines	248,023	232,375
Other loans	50,532	49,708
Standby letters of credit	7,232	6,250
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	78,245	49,502
Commitments to sell mortgage loans	110,215	78,896
Loan related derivative contracts:
Interest rate swaps with customers	480,386	428,723
Mirror swaps with counterparties	480,386	428,723
Risk participation-in agreements	28,375	28,460
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Generally, standby letters of credit have a term of up to 1 year. As of June 30, 2017 and December 31, 2016, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $7.2 million and $6.3 million, respectively. At June 30, 2017 and December 31, 2016, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and six months ended June 30, 2017 and 2016.

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

Leases
At June 30, 2017, the Corporation was committed to rent premises used in banking operations under non-cancellable operating leases. Rental expense under the operating leases amounted to $1.0 million and $2.1 million for the three and six months ended June 30, 2017, compared to $1.0 million and $2.0 million for the same periods in 2016. The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
July 1, 2017 to December 31, 2017	$1,779
2018	3,299
2019	3,023
2020	2,344
2021	2,017
2022 and thereafter	24,936
Total minimum lease payments	$37,398

Lease expiration dates range from 1 month to 24 years, with additional renewal options on certain leases ranging from 3 months to 5 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the full-year ended December 31, 2017 or any future period.

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

We continue to leverage our strong, statewide brand to build market share and remaining steadfast in our commitment to provide superior service. We expect to open a full-service branch in Coventry, Rhode Island, in the fourth quarter of 2017.

Composition of Earnings
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2017	2016	$	%	2017	2016	$	%
Net interest income	$29,904	$26,776	$3,128	12%	$58,583	$54,511	$4,072	7%
Noninterest income	16,806	15,914	892	6	31,316	30,548	768	3
Total revenues	46,710	42,690	4,020	9	89,899	85,059	4,840	6
Provision for loan losses	700	450	250	56	1,100	950	150	16
Noninterest expense	26,306	26,030	276	1	51,592	51,480	112	—
Income before income taxes	19,704	16,210	3,494	22	37,207	32,629	4,578	14
Income tax expense	6,505	5,153	1,352	26	12,226	10,637	1,589	15
Net income	$13,199	$11,057	$2,142	19%	$24,981	$21,992	$2,989	14%

The following table presents a summary of performance metrics and ratios:

	Three Months		Six Months
Periods ended June 30,	2017	2016	2017	2016
Diluted earnings per common share	$0.76	$0.64	$1.44	$1.28
Return on average assets	1.21%	1.14%	1.15%	1.15%
Return on average equity	13.06%	11.50%	12.47%	11.50%
Net interest income as a % of total revenues	64%	63%	65%	64%
Noninterest income as a % of total revenues	36%	37%	35%	36%

Income before income taxes for the three and six months ended June 30, 2017, increased by $3.5 million and $4.6 million, respectively, compared to the same periods in 2016, reflecting growth in net interest income and noninterest income, partially offset by a higher loan loss provision and a modest increase in noninterest expenses. Income tax expense for the three and six months ended June 30, 2017, increased by $1.4 million and $1.6 million, respectively, over the prior year, largely due to higher levels of pre-tax income.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, including activity related to the investment securities portfolio, wholesale funding matters and administrative units are considered Corporate.  The Corporate unit also includes income from BOLI and the residual impact of methodology allocations such as funds transfer pricing.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 15 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2017	2016	$	%	2017	2016	$	%
Net interest income	$24,633	$21,947	$2,686	12%	$48,190	$44,554	$3,636	8%
Provision for loan losses	700	450	250	56	1,100	950	150	16
Net interest income after provision for loan losses	23,933	21,497	2,436	11	47,090	43,604	3,486	8
Noninterest income	6,347	5,290	1,057	20	10,789	10,230	559	5
Noninterest expense	15,974	15,735	239	2	31,244	30,413	831	3
Income before income taxes	14,306	11,052	3,254	29	26,635	23,421	3,214	14
Income tax expense	4,650	3,767	883	23	8,679	8,022	657	8
Net income	$9,656	$7,285	$2,371	33%	$17,956	$15,399	$2,557	17%

Net interest income for this operating segment for the three and six months ended June 30, 2017, increased by $2.7 million and $3.6 million, respectively, from the same periods in 2016, largely reflecting growth in residential real estate loans and a favorable shift in the mix of deposits to lower cost categories as well as favorable net funds transfer pricing allocations with the Corporate unit.

The loan loss provision charged to earnings amounted to $700 thousand and $1.1 million, respectively, for the three and six months ended June 30, 2017, compared to $450 thousand and $950 thousand, respectively, for the three and six months ended June 30, 2016, based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with changes in the loan portfolio.

Noninterest income derived from the Commercial Banking segment for the three and six months ended June 30, 2017 increased by $1.1 million and $559 thousand, respectively, from the comparable periods in 2016, reflecting increases in mortgage banking revenues and loan related derivative income. Commercial Banking noninterest expenses for the three and six months ended June 30, 2017 were up by $239 thousand and $831 thousand, respectively, from the same periods in 2016, reflecting increases in outsourced services and system implementation expenses.

The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2017	2016	$	%	2017	2016	$	%
Net interest expense	($40)	($17)	($23)	135%	($72)	($35)	($37)	106%
Noninterest income	9,942	9,481	461	5	19,419	18,655	764	4
Noninterest expense	7,262	7,171	91	1	14,173	14,439	(266)	(2)
Income before income taxes	2,640	2,293	347	15	5,174	4,181	993	24
Income tax expense	1,102	871	231	27	2,080	1,604	476	30
Net income	$1,538	$1,422	$116	8%	$3,094	$2,577	$517	20%

For the three and six months ended June 30, 2017, noninterest income derived from the Wealth Management Services segment increased by $461 thousand and $764 thousand, respectively, compared to the same periods in 2016, reflecting an increase in asset-based revenues resulting from growth in wealth management assets under administration.

For the three and six months ended June 30, 2017, noninterest expenses for the Wealth Management Services segment increased by $91 thousand and decreased by $266 thousand, respectively, from the same periods in 2016. This included a non-taxable goodwill impairment charge of $150 thousand recognized in the second quarter of 2017 and a non-taxable reduction in the fair value of a contingent consideration liability of $310 thousand recognized in the first quarter of 2017. See additional discussion under the caption “Noninterest Expense” below for further information on these items.

The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2017	2016	$	%	2017	2016	$	%
Net interest income	$5,311	$4,846	$465	10%	$10,465	$9,992	$473	5%
Noninterest income	517	1,143	(626)	(55)	1,108	1,663	(555)	(33)
Noninterest expense	3,070	3,124	(54)	(2)	6,175	6,628	(453)	(7)
Income before income taxes	2,758	2,865	(107)	(4)	5,398	5,027	371	7
Income tax expense	753	515	238	46	1,467	1,011	456	45
Net income	$2,005	$2,350	($345)	(15%)	$3,931	$4,016	($85)	(2%)

Net interest income for the Corporate unit for the three and six months ended June 30, 2017 was up by $465 thousand and $473 thousand, respectively, compared to the same periods in 2016, reflecting the impact of additions to the investment securities portfolio in the latter half of 2016, partially offset by increased FHLBB borrowing costs and unfavorable net funds transfer pricing allocations with the Commercial Banking segment.

Noninterest income for the Corporate unit for the three and six months ended June 30, 2017, was $517 thousand and $1.1 million, respectively, down by $626 thousand and $555 thousand, respectively, from the corresponding 2016 periods. The decrease was primarily due to non-taxable income of $589 thousand associated with the receipt of BOLI proceeds in the second quarter of 2016.

Noninterest expenses for the Corporate unit for the three and six months ended June 30, 2017 were down by $54 thousand and $453 thousand, respectively, from the same periods in 2016. The decrease in the six month comparison was largely due to debt prepayment penalty expense recognized in the first quarter of 2016.

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

The analysis of net interest income, net interest margin and the yield on loans is impacted by the level of loan prepayment and other fee income recognized in each period. For the three months ended June 30, 2017, loan prepayment and other fee income increased by $513 thousand from the same period a year ago. For the six months ended June 30, 2017, loan prepayment and other fee income decreased by $392 thousand, compared to the same period in 2016.

FTE net interest income for the three and six months ended June 30, 2017 was up by $3.0 million and $3.8 million, respectively, from the same periods in 2016. The net interest margin was 2.97% and 2.92%, respectively, for the three and six months ended June 30, 2017, down from 3.05% and 3.15%, respectively, for the same periods a year ago. Excluding the impact of loan prepayment and other fee income from each period, net interest income for the three and six months ended June 30, 2017 increased by $2.5 million and $4.2 million, respectively, and net interest margin declined by 13 basis points and 20 basis points, respectively. The growth in net interest income and the decline in net interest margin largely reflected the impact of additions to the investment securities portfolio and the residential real estate loan portfolio, both with relatively lower yields than the average yields of the existing portfolios.

Total average loans for the three and six months ended June 30, 2017 increased by $137.4 million and $181.5 million, respectively, from the average balances for the comparable 2016 periods, primarily due to growth in the residential real estate loan portfolio.

The yield on total loans for the three and six months ended June 30, 2017 was 3.99% and 3.91%, respectively, up by 13 basis points for the three months ended June 30, 2017 and down by 4 basis points for the six months ended June 30, 2017, compared to the same periods in 2016. Excluding the impact of loan prepayment fee income and certain other fees, the yield on total loans for the three and six months ended June 30, 2017 was 3.92% and 3.86%, up by 8 basis points and down by 1 basis point, respectively, from the same periods in 2016. While yields on short-term LIBOR-based and prime-based loans benefited from the increases in short-term market rates of interest, the comparison to the prior year was also impacted by additions to the residential real estate loan portfolio in the latter half of 2016 with relatively lower yields.

Total average securities for the three and six months ended June 30, 2017 increased by $355.4 million and $365.3 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on the securities portfolio for the three and six months ended June 30, 2017 decreased by 21 basis points and 29 basis points, respectively, from the comparable periods in 2016, reflecting purchases of relatively lower yielding securities and runoff of higher yielding securities.

The average balance of FHLBB advances for the three and six months ended June 30, 2017 increased by $230.0 million and $304.2 million, respectively, compared to the average balances for the same periods in 2016. The average rate paid on such advances for the three and six months ended June 30, 2017 was 1.72% and 1.68%, up by 14 basis points and down by 5 basis points, respectively, from the same periods in 2016.

Total average interest-bearing deposits for the three and six months ended June 30, 2017 increased by $177.4 million and $166.2 million, respectively, from the average balances for the same periods in 2016. Included in total average interest-bearing deposits were of out-of-market wholesale brokered time certificates of deposit, which were up by $90.0 million and $95.2 million, respectively, for the same periods in 2016. Excluding wholesale brokered time deposits, average in-market interest-bearing deposits for the three and six months ended June 30, 2017 increased by $87.4 million and $70.9 million, respectively, from the average balances for the same periods in 2016. The average rate paid on in-market interest-bearing deposits for the three and six months ended June 30, 2017 increased by 4 basis points and 3 basis points, respectively, compared to the same periods in 2016, which was largely attributable to an increase in the rate paid on money market accounts.

The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2017 increased by $70.1 million and $62.8 million, respectively, from the average balances for the same periods in 2016.

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

Three months ended June 30,	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$1,037,327	$9,821	3.80	$1,019,290	$8,992	3.55
Construction & development	126,212	1,211	3.85	117,204	985	3.38
Commercial & industrial	574,775	6,607	4.61	591,893	6,408	4.35
Total commercial loans	1,738,314	17,639	4.07	1,728,387	16,385	3.81
Residential real estate loans, including mortgage loans held for sale	1,162,895	11,088	3.82	1,024,653	9,980	3.92
Consumer loans	332,053	3,464	4.18	342,866	3,311	3.88
Total loans	3,233,262	32,191	3.99	3,095,906	29,676	3.86
Cash, federal funds sold and short-term investments	60,428	156	1.04	69,839	70	0.40
FHLBB stock	44,362	439	3.97	31,723	231	2.93
Taxable debt securities	773,280	4,844	2.51	396,428	2,487	2.52
Nontaxable debt securities	7,076	109	6.18	28,531	433	6.10
Total debt securities	780,356	4,953	2.55	424,959	2,920	2.76
Total interest-earning assets	4,118,408	37,739	3.68	3,622,427	32,897	3.65
Noninterest-earning assets	236,056			247,081
Total assets	$4,354,464			$3,869,508
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$54,675	($8)	(0.06)	$42,952	$7	0.07
NOW accounts	437,282	57	0.05	403,136	53	0.05
Money market accounts	711,711	640	0.36	710,075	459	0.26
Savings accounts	361,545	52	0.06	338,504	49	0.06
Time deposits (in-market)	559,442	1,460	1.05	542,621	1,345	1.00
Wholesale brokered time deposits	392,734	1,390	1.42	302,707	1,068	1.42
FHLBB advances	817,349	3,509	1.72	587,395	2,313	1.58
Junior subordinated debentures	22,681	149	2.63	22,681	119	2.11
Other	13	—	—	66	1	6.09
Total interest-bearing liabilities	3,357,432	7,249	0.87	2,950,137	5,414	0.74
Non-interest bearing demand deposits	543,781			473,731
Other liabilities	49,013			60,923
Shareholders’ equity	404,238			384,717
Total liabilities and shareholders’ equity	$4,354,464			$3,869,508
Net interest income		$30,490			$27,483
Interest rate spread			2.81			2.91
Net interest margin			2.97			3.05

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2017	2016
Commercial loans	$549	$554
Nontaxable debt securities	37	153
Total	$586	$707

Six months ended June 30,	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$1,058,139	$19,264	3.67	$976,619	$17,207	3.54
Construction & development	127,031	2,324	3.69	123,209	2,093	3.42
Commercial & industrial	574,286	12,765	4.48	598,203	14,089	4.74
Commercial loans	1,759,456	34,353	3.94	1,698,031	33,389	3.95
Residential real estate loans, including mortgage loans held for sale	1,157,710	21,956	3.82	1,027,956	20,135	3.94
Consumer loans	333,545	6,787	4.10	343,193	6,704	3.93
Total loans	3,250,711	63,096	3.91	3,069,180	60,228	3.95
Cash, federal funds sold and short-term investments	58,323	260	0.90	69,164	134	0.39
FHLBB stock	43,994	826	3.79	28,660	441	3.09
Taxable debt securities	764,666	9,553	2.52	377,744	4,857	2.59
Nontaxable debt securities	9,286	282	6.12	30,922	940	6.11
Total debt securities	773,952	9,835	2.56	408,666	5,797	2.85
Total interest-earning assets	4,126,980	74,017	3.62	3,575,670	66,600	3.75
Noninterest-earning assets	232,957			243,597
Total assets	$4,359,937			$3,819,267
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$55,722	$7	0.03	$46,828	$20	0.09
NOW accounts	428,998	108	0.05	394,812	110	0.06
Money market accounts	732,988	1,239	0.34	748,354	975	0.26
Savings accounts	359,730	102	0.06	333,339	96	0.06
Time deposits (in-market)	557,161	2,878	1.04	540,328	2,659	0.99
Wholesale brokered time deposits	394,992	2,759	1.41	299,754	2,089	1.40
FHLBB advances	824,442	6,853	1.68	520,207	4,465	1.73
Junior subordinated debentures	22,681	287	2.55	22,681	231	2.05
Other	20	1	10.08	73	3	8.26
Total interest-bearing liabilities	3,376,734	14,234	0.85	2,906,376	10,648	0.74
Demand deposits	535,544			472,757
Other liabilities	46,962			57,605
Shareholders’ equity	400,697			382,529
Total liabilities and shareholders’ equity	$4,359,937			$3,819,267
Net interest income		$59,783			$55,952
Interest rate spread			2.77			3.01
Net interest margin			2.92			3.15

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2017	2016
Commercial loans	$1,102	$1,108
Nontaxable debt securities	98	333
Total	$1,200	$1,441

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months ended			Six months
	June 30, 2017 vs. 2016			June 30, 2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial mortgages	$161	$668	$829	$1,463	$594	$2,057
Construction & development	79	147	226	67	164	231
Commercial & industrial	(191)	390	199	(543)	(781)	(1,324)
Total commercial loans	49	1,205	1,254	987	(23)	964
Residential real estate loans, including mortgage loans held for sale	1,338	(230)	1,108	2,500	(679)	1,821
Consumer loans	(107)	260	153	(188)	271	83
Cash, federal funds sold and other short-term investments	(11)	97	86	(24)	150	126
FHLBB stock	109	99	208	272	113	385
Taxable debt securities	2,360	(3)	2,357	4,845	(149)	4,696
Nontaxable debt securities	(331)	7	(324)	(657)	(1)	(658)
Total interest income	3,407	1,435	4,842	7,735	(318)	7,417
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	2	(17)	(15)	3	(16)	(13)
NOW accounts	4	—	4	13	(15)	(2)
Money market accounts	1	180	181	(21)	285	264
Savings accounts	3	—	3	6	—	6
Time deposits (in-market)	43	72	115	87	132	219
Wholesale brokered time deposits	319	3	322	661	9	670
FHLBB advances	969	227	1,196	2,534	(146)	2,388
Junior subordinated debentures	—	30	30	—	56	56
Other	—	(1)	(1)	(3)	1	(2)
Total interest expense	1,341	494	1,835	3,280	306	3,586
Net interest income	$2,066	$941	$3,007	$4,455	($624)	$3,831

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

The provision for loan losses charged to earnings amounted to $700 thousand and $1.1 million, respectively, for the three and six months ended June 30, 2017, compared to a loan loss provision of $450 thousand and $950 thousand, respectively, recognized for the three and six months ended June 30, 2016. The loan loss provision was based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with changes in the loan portfolio.

For the three and six months ended June 30, 2017, net charge-offs totaled $484 thousand and $442 thousand, respectively, compared to net charge-offs of $761 thousand and $2.2 million, respectively, for the three and six months ended June 30, 2016.

The allowance for loan losses was $26.7 million, or 0.83% of total loans, at June 30, 2017, compared to $26.0 million, or 0.80% of total loans, at December 31, 2016. See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2017	2016	$	%	2017	2016	$	%
Noninterest income:
Wealth management revenues	$9,942	$9,481	$461	5%	$19,419	$18,655	$764	4%
Mortgage banking revenues	2,919	2,710	209	8	5,259	4,908	351	7
Service charges on deposit accounts	901	935	(34)	(4)	1,784	1,842	(58)	(3)
Card interchange fees	902	860	42	5	1,704	1,657	47	3
Income from bank-owned life insurance	542	1,090	(548)	(50)	1,078	1,589	(511)	(32)
Loan related derivative income	1,144	508	636	125	1,292	1,153	139	12
Equity in earnings (losses) of unconsolidated subsidiaries	(89)	(89)	—	—	(177)	(177)	—	—
Other income	545	419	126	30	957	921	36	4
Total noninterest income	$16,806	$15,914	$892	6%	$31,316	$30,548	$768	3%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2017	2016	$	%	2017	2016	$	%
Wealth management revenues:
Trust and investment management fees	$8,781	$8,195	$586	7%	$17,299	$16,260	$1,039	6%
Mutual fund fees	620	812	(192)	(24)	1,349	1,655	(306)	(18)
Asset-based revenues	9,401	9,007	394	4	18,648	17,915	733	4
Transaction-based revenues	541	474	67	14	771	740	31	4
Total wealth management revenues	$9,942	$9,481	$461	5%	$19,419	$18,655	$764	4%

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2017	2016	2017	2016
Wealth management assets under administration:
Balance at the beginning of period	$6,243,301	$5,878,967	$6,063,293	$5,844,636
Net investment appreciation & income	162,924	71,447	383,347	93,835
Net client asset flows	(2,724)	(45,395)	(43,139)	(33,452)
Balance at the end of period	$6,403,501	$5,905,019	$6,403,501	$5,905,019

Wealth management revenues for the three and six months ended June 30, 2017 increased by $461 thousand and $764 thousand, respectively, from the comparable periods in 2016, primarily due to increases in asset-based revenues. Assets under administration reached an all-time high and amounted to $6.4 billion at June 30, 2017, up by $498 million, or 8%, from a year ago, reflecting financial market appreciation.

Mortgage banking revenues for the three and six months ended June 30, 2017 increased by $209 thousand and $351 thousand, respectively, from the comparable periods in 2016, largely due to higher levels of mortgage servicing fee income. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $535.1 million and $488.6 million, respectively, as of June 30, 2017 and June 30, 2016.

Income from BOLI for the three and six months ended June 30, 2017 decreased by $548 thousand and $511 thousand, respectively, compared to the same periods in 2016. This was due to a $589 thousand gain that was recognized in the second quarter of 2016 resulting from the receipt of tax-exempt life insurance proceeds.

Loan related derivative income for the three and six months ended June 30, 2017 increased by $636 thousand and $139 thousand, respectively, from the comparable periods in 2016. This income source includes market value portfolio adjustments and volume related derivative execution fee income.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three months				Six months
			Change				Change
Periods ended June 30,	2017	2016	$	%	2017	2016	$	%
Noninterest expenses:
Salaries and employee benefits	$17,358	$17,405	($47)	—%	$34,153	$33,785	$368	1%
Net occupancy	1,767	1,803	(36)	(2)	3,734	3,610	124	3
Equipment	1,313	1,503	(190)	(13)	2,780	3,004	(224)	(7)
Outsourced services	1,710	1,294	416	32	3,167	2,657	510	19
Legal, audit and professional fees	582	662	(80)	(12)	1,198	1,291	(93)	(7)
FDIC deposit insurance costs	469	491	(22)	(4)	950	984	(34)	(3)
Advertising and promotion	362	420	(58)	(14)	599	685	(86)	(13)
Amortization of intangibles	257	322	(65)	(20)	534	645	(111)	(17)
Debt prepayment penalties	—	—	—	—	—	431	(431)	(100)
Change in fair value of contingent consideration	—	16	(16)	(100)	(310)	41	(351)	(856)
Other	2,488	2,114	374	18	4,787	4,347	440	10
Total noninterest expense	$26,306	$26,030	$276	1%	$51,592	$51,480	$112	—%

Noninterest Expense Analysis
Outsourced services for the three and six months ended June 30, 2017 increased by $416 thousand and $510 thousand, respectively, from the same periods in 2016, due to the expansion of services provided by third party vendors.

Prepayment of $10.0 million of FHLBB advances in March 2016 resulted in the recognition of $431 thousand of debt prepayment penalty expense in the first quarter of 2016. There were no prepayments of advances in 2017.

In the first quarter of 2017, the Corporation recorded a reduction to noninterest expenses of $310 thousand resulting from the downward adjustment in the fair value of a contingent consideration liability. As part of the consideration to acquire Halsey, a contingent consideration liability was initially recorded at fair value in August 2015 representing the estimated present value of future earn-outs to be paid based on the future revenue growth of Halsey during the 5-year period following the acquisition. This contingent consideration liability is remeasured at each reporting period taking into consideration changes in probability estimates regarding the likelihood of Halsey achieving revenue growth targets during the earn-out period. Actual revenue growth was below the assumed levels at the time of the initial estimate, largely due to downturns in the equity markets during a portion of the earn-out period. As a result, the Corporation reduced the estimated liability with a corresponding reduction in noninterest expenses.

Other expenses for the three and six months ended June 30, 2017 increased by $374 thousand and $440 thousand, respectively, from the same periods in 2016. This was primarily due to the recognition of $216 thousand in costs associated with software application system implementations and a goodwill impairment charge of $150 thousand recognized on a small broker-dealer subsidiary. See Note 7 to the Unaudited Consolidated Financial Statements for additional disclosure related to the goodwill impairment.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2017	2016	2017	2016
Income tax expense	$6,505	$5,153	$12,226	$10,637
Effective income tax rate	33.0%	31.8%	32.9%	32.6%

The effective income tax rates differed from the federal rate of 35.0% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

Effective January 1, 2017, Washington Trust adopted Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU"). Under this ASU, excess tax benefits on the settlement of share-based awards are recognized as a reduction to income tax expense in the period that they occur. For the three and six months ended June 30, 2017, the Corporation recognized excess tax benefits on the settlement of share-based awards totaling $155 thousand and $350 thousand, respectively. Prior to 2017, excess tax benefits on the settlement of share-based awards were recognized as additional paid in capital in shareholders' equity and did not impact income tax expense or the effective tax rate.

The effective income tax rate for 2016 includes the impact of a discrete non-taxable gain related receipt of BOLI proceeds in the second quarter.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)
			Change
	June 30, 2017	December 31, 2016	$	%
Total securities	$763,428	$755,545	$7,883	1%
Total loans	3,200,100	3,234,371	(34,271)	(1)
Allowance for loan losses	26,662	26,004	658	3
Total assets	4,375,529	4,381,115	(5,586)	—
Total deposits	3,021,189	3,063,752	(42,563)	(1)
FHLBB advances	869,733	848,930	20,803	2
Total shareholders’ equity	406,042	390,804	15,238	4

Total assets amounted to $4.4 billion at June 30, 2017, down by $5.6 million from the end of 2016, reflecting a decline in total loans, which was partially offset by higher cash and due from banks balances and an increase in the investment securities portfolio.

In the six months ended June 30, 2017, total deposits decreased by $42.6 million, or 1%,with the largest decline in money market account balances. FHLBB advances amounted to $869.7 million, up by $20.8 million, or 2%, from December 31, 2016.

Shareholders’ equity totaled $406.0 million at June 30, 2017, up by $15.2 million from the balance at the end of 2016.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 12.78% at June 30, 2017, compared to 12.26% at December 31, 2016. See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2017 and December 31, 2016, the Corporation did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements generally utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 4 and 12 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$128,930	17%	$108,440	15%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	584,649	77	588,085	79
Obligations of states and political subdivisions	5,484	1	14,485	2
Individual name issuer trust preferred debt securities	26,390	4	26,736	4
Corporate bonds	4,033	1	2,166	—
Total securities available for sale	$749,486	100%	$739,912	100%

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$13,942	100%	$15,633	100%
Total securities held to maturity	$13,942	100%	$15,633	100%

The securities portfolio totaled $763.4 million and $755.5 million, respectively, as of June 30, 2017 and December 31, 2016, representing 17% of total assets for both periods. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As of June 30, 2017 and December 31, 2016, the net unrealized loss position on securities available for sale and held to maturity amounted to $7.0 million and $10.5 million, respectively, and included gross unrealized losses of $12.1 million and $15.8 million, respectively.  As of June 30, 2017, the gross unrealized losses were concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and were primarily attributable to relative changes in interest rates since the time of purchase. Management evaluated the impairment status of these debt securities and concluded that the gross unrealized losses were temporary in nature.

As of June 30, 2017, Washington Trust owns trust preferred security holdings of 6 individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	June 30, 2017				Credit Ratings
					June 30, 2017		Form 10-Q Filing Date
Named Issuer (parent holding company)	(i)	Amortized Cost	Fair Value	Unrealized Losses	Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,794	$9,338	($456)	Baa2	BBB-	Baa2	BBB-
Bank of America Corporation	2	4,813	4,607	(206)	Ba1 (ii)	BB+ (ii)	Ba1 (ii)	BB+ (ii)
Wells Fargo & Company	2	5,165	4,899	(266)	A1/Baa1	BBB+/BBB	A1/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,179	3,880	(299)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,988	1,875	(113)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,949	1,791	(158)	Baa2	BB (ii)	Baa2	BB (ii)
Totals	9	$27,888	$26,390	($1,498)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between June 30, 2017 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

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

Loans
Total loans amounted to $3.2 billion at June 30, 2017, down by $34.3 million from the end of 2016, reflecting a decrease in the commercial loan portfolio, partially offset by an increase in the residential real estate loan portfolio.

Commercial Loans
The commercial loan portfolio represented 53% of total loans at June 30, 2017.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $1.1 billion at June 30, 2017, down by $74.3 million from the balance at December 31, 2016, resulting from payoffs during the first six months of 2017. Included in the end of period commercial real estate amounts were construction and development loans of $112.2 million and $121.4 million, respectively, as of June 30, 2017 and December 31, 2016.

As of June 30, 2017, shared national credit balances outstanding included in the commercial real estate loan portfolio totaled $30.4 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

Commercial real estate loans are secured by a variety of property types, with 88% of the total at June 30, 2017 composed of retail facilities, office buildings, multi-family dwellings, lodging, commercial mixed use properties and healthcare facilities. The average loan balance outstanding in the portfolio was $2.2 million and the largest individual commercial real estate loan outstanding was $26.7 million as of June 30, 2017.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,048,992	94%	$1,105,539	93%
New York, New Jersey, Pennsylvania	59,508	5	77,038	6
New Hampshire	12,773	1	12,980	1
Total	$1,121,273	100%	$1,195,557	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $577.1 million at June 30, 2017, compared to $576.1 million at December 31, 2016.

As of June 30, 2017, shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $67.5 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

The commercial and industrial loan portfolio includes loans to a variety of business types.  Approximately 85% of the total is composed of health care/social assistance, owner occupied and other real estate, manufacturing, retail trade, professional, scientific and technical, transportation and warehousing, educational services, entertainment and recreation, public administration and accommodation and food services. The average loan balance outstanding in the portfolio was $487 thousand and the largest individual commercial and industrial loan outstanding was $23.6 million as of June 30, 2017.

Residential Real Estate Loans
The residential real estate loan portfolio represented 37% of total loans at June 30, 2017.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2017	2016	2017	2016
Originations for retention in portfolio	$94,794	$54,080	$152,701	$101,626
Originations for sale to the secondary market (1)	144,491	154,043	246,932	244,501
Total	$239,285	$208,123	$399,633	$346,127

(1)	Also includes loans originated in a broker capacity.

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2017	2016	2017	2016
Loans sold with servicing rights retained	$29,198	$45,804	$51,766	$72,258
Loans sold with servicing rights released (1)	108,246	93,239	192,590	172,746
Total	$137,444	$139,043	$244,356	$245,004

(1)	Also includes loans originated in a broker capacity.

Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.5 million as of June 30, 2017, essentially unchanged from the balance as of December 31, 2016. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $535.1 million and $522.8 million, respectively, as of June 30, 2017 and December 31, 2016.

Residential real estate loans held in portfolio amounted to $1.2 billion at June 30, 2017, up by $45.4 million, or 4%, from the balance at December 31, 2016. Included in the residential real estate loan portfolio were purchased residential mortgage balances totaling $119.9 million and $128.9 million, respectively, as of June 30, 2017 and December 31, 2016.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,151,846	98.6%	$1,106,366	98.6%
New Hampshire, Vermont, Maine	11,871	1.0	11,445	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	2,208	0.2	2,648	0.2
Ohio	903	0.1	997	0.1
Other	1,277	0.1	1,292	0.1
Total	$1,168,105	100.0%	$1,122,748	100.0%

Consumer Loans
The consumer loan portfolio represented 10% of total loans at June 30, 2017.

Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft. The consumer loan portfolio totaled $333.6 million at June 30, 2017, down by $6.4 million, or 2%, from December 31, 2016.

Home equity lines and home equity loans represented 90% of the total consumer portfolio at June 30, 2017. The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $24.4 million and $27.7 million, respectively, at June 30, 2017 and December 31, 2016.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Jun 30, 2017	Dec 31, 2016
Nonaccrual loans:
Commercial mortgages	$6,422	$7,811
Commercial construction & development	—	—
Commercial & industrial	1,232	1,337
Residential real estate mortgages	11,815	11,736
Consumer	729	1,174
Total nonaccrual loans	20,198	22,058
Property acquired through foreclosure or repossession, net	1,342	1,075
Total nonperforming assets	$21,540	$23,133

Nonperforming assets to total assets	0.49%	0.53%
Nonperforming loans to total loans	0.63%	0.68%
Total past due loans to total loans	0.66%	0.76%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the six months ended June 30, 2017, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status. In addition, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2017.

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2017				December 31, 2016
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$6,421	$1	$6,422	0.64%	$7,807	$4	$7,811	0.73%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	494	738	1,232	0.21	745	592	1,337	0.23
Residential real estate mortgages	3,962	7,853	11,815	1.01	6,193	5,543	11,736	1.05
Consumer	160	569	729	0.22	768	406	1,174	0.35
Total nonaccrual loans	$11,037	$9,161	$20,198	0.63%	$15,513	$6,545	$22,058	0.68%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of June 30, 2017, the composition of nonaccrual loans was 38% commercial and 62% residential and consumer, compared to 41% and 59%, respectively, at December 31, 2016.

Nonaccrual commercial mortgage loans were composed of 2 borrower relationships and totaled $6.4 million at June 30, 2017, down by $1.4 million from the balance at the end of 2016.

The largest nonaccrual commercial mortgage relationship as of June 30, 2017 consisted of 1 loan with a carrying value of $3.5 million, net of charge-offs. As a result of the continued deterioration in the financial condition of the borrower and changes in the value of the underlying collateral, the Corporation recognized a charge-off totaling $400 thousand on this loan in the second quarter of 2017. This loan was previously modified in a troubled debt restructuring and has been on nonaccrual status since the third quarter of 2014. This loan is secured by commercial mixed use property in Connecticut and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $309 thousand loss allocation was deemed necessary at June 30, 2017. The second largest nonaccrual commercial mortgage relationship as of June 30, 2017 consisted of 2 loans with a carrying value of $2.9 million, net of charge-offs. During the second quarter of 2017, 1 of the loans in this relationship with a carrying value of $986 thousand was sold at a nominal gain. This relationship was previously modified in a troubled debt restructuring and has been on nonaccrual status since the third quarter of 2016. This relationship is secured by mixed use properties in Connecticut and is collateral dependent. Based on the estimated fair value of the underlying collateral, a loss allocation of $162 thousand was deemed necessary at June 30, 2017.

Nonaccrual residential real estate mortgage loans totaled $11.8 million at June 30, 2017, compared to $11.7 million at the end of 2016. As of June 30, 2017, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential real estate loans at June 30, 2017 were 6 loans purchased for portfolio and serviced by others amounting to $1.6 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$6,422	0.64%	$8,708	0.81%
Commercial construction & development	—	—	—	—
Commercial & industrial	4,009	0.69	1,154	0.20
Residential real estate mortgages	8,857	0.76	12,226	1.09
Consumer loans	1,832	0.55	2,334	0.69
Total past due loans	$21,120	0.66%	$24,422	0.76%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of June 30, 2017, the composition of past due loans, loans past due 30 days or more, was 49% commercial and 51% residential and consumer, compared to 40% and 60%, respectively at December 31, 2016.

Total past due loans as of June 30, 2017 and December 31, 2016 included nonaccrual loans of $14.5 million and $18.6 million, respectively. All loans 90 days or more past due at June 30, 2017 and December 31, 2016 were classified as nonaccrual.

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

As of June 30, 2017, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)	Jun 30, 2017	Dec 31, 2016
Accruing troubled debt restructured loans:
Commercial mortgages	$1,957	$1,965
Commercial & industrial	5,708	5,761
Residential real estate mortgages	3,906	3,925
Consumer	27	106
Accruing troubled debt restructured loans	11,598	11,757
Nonaccrual troubled debt restructured loans:
Commercial mortgages	6,421	7,807
Commercial & industrial	427	1,177
Residential real estate mortgages	538	1,384
Consumer	121	110
Nonaccrual troubled debt restructured loans	7,507	10,478
Total troubled debt restructured loans	$19,105	$22,235

The allowance for loans losses included specific reserves for troubled debt restructurings of $641 thousand and $567 thousand, respectively, at June 30, 2017 and December 31, 2016.

Approximately 70% of the balance of accruing troubled debt restructured loans at June 30, 2017 consisted of 2 borrower relationships. The largest accruing troubled debt restructured relationship at June 30, 2017 consisted of a commercial and industrial loan with a carrying value of $4.7 million. The restructuring took place in 2016 and included a below-market rate concession and interest only payments for a temporary period. The second largest accruing troubled debt restructured relationship consisted of a residential real estate mortgage with a carrying value of $3.5 million at June 30, 2017. The restructuring took place in 2016 and included interest only payments for a temporary period of time. Both of these loans are current with respect to payment terms at June 30, 2017.

Approximately 85% of the balance of nonaccrual troubled debt restructured loans at June 30, 2017 consisted of 2 commercial mortgage borrower relationships. Both of these relationships were restructured in 2013 and included modifications of certain payment terms and a below-market rate concession for a temporary period. See additional disclosure regarding these 2 nonaccrual commercial mortgage relationships above under the caption “Nonaccrual Loans.”

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2017 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $6.6 million in potential problem loans at June 30, 2017, compared to $6.8 million at December 31, 2016. The balance of potential problem loans at June 30, 2017 was primarily composed of one commercial and industrial relationship with a carrying value of $5.9 million. Management considers this relationship to be well-secured and it was current with respect to payment terms at June 30, 2017. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at June 30, 2017 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Jun 30, 2017	Dec 31, 2016
Collateral dependent impaired loans (1)	$21,743	$24,238
Impaired loans measured on discounted cash flow method (2)	10,052	9,577
Total impaired loans	$31,795	$33,815

(1)	Net of partial charge-offs of $3.7 million and $5.6 million, respectively, at June 30, 2017 and December 31, 2016.

(2)	Net of partial charge-offs of $84 thousand and $21 thousand, respectively, at June 30, 2017 and December 31, 2016.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	June 30, 2017			December 31, 2016
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$31,795	$1,345	4.23%	$33,815	$606	1.79%
Loans collectively evaluated for impairment	3,168,305	25,317	0.80	3,200,556	25,398	0.79
Total	$3,200,100	$26,662	0.83%	$3,234,371	$26,004	0.80%

Based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with changes in the loan portfolio, a loan loss provision totaling $700 thousand and $1.1 million, respectively, was charged to earnings for the three and six months ended June 30, 2017, compared to $450 thousand and $950 thousand, respectively, for the same periods in 2016.

For the three and six months ended June 30, 2017, net charge-offs were $484 thousand and $442 thousand, respectively. These amounts included a $400 thousand charge-off recognized in the second quarter of 2017 on 1 nonaccrual commercial mortgage relationship. Net charge-offs for the three and six months ended June 30, 2016 amounted to $761 thousand and $2.2 million, respectively. Included in the 2016 amounts were a $737 thousand charge-off recognized in the second quarter on 1 commercial and industrial loan and a $1.2 million charge-off recognized in the first quarter on 1 commercial mortgage relationship.

As of June 30, 2017, the allowance for loan losses was $26.7 million, or 0.83% of total loans, compared to $26.0 million, or 0.80% of total loans, at December 31, 2016, largely reflecting an increase in specific reserves on impaired loans.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The total allowance is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$10,735	32%	$9,971	33%
Construction & development	1,200	4	1,195	4
Commercial & industrial	7,067	17	6,992	18
Residential real estate:
Mortgage	5,221	36	5,077	34
Homeowner construction	148	1	175	1
Consumer	2,291	10	2,594	10
Balance at end of period	$26,662	100%	$26,004	100%

(1)	Percentage of loans within the respective category to total loans outstanding.

Sources of Funds
Our sources of funds include deposits, brokered time certificates of deposit, FHLBB advances, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

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

Total deposits amounted to $3.0 billion at June 30, 2017, down by $42.6 million, or 1%, from December 31, 2016. This included a decrease of $11.3 million of out-of-market brokered time certificates of deposit. Excluding out-of-market brokered time certificates of deposit, in-market deposits were down by $31.3 million, or 1%, from the balance at December 31, 2016.

Demand deposits totaled $587.8 million at June 30, 2017, up by $1.9 million from the balance at December 31, 2016.

NOW account balances increased by $20.9 million, or 5% from December 31, 2016, and totaled $448.6 million at June 30, 2017, reflecting growth in both new and existing depositor relationships.

Savings accounts increased by $5.6 million, or 2% from December 31, 2016, and amounted to $364.0 million at June 30, 2017.

Money market accounts totaled $666.0 million at June 30, 2017, down by $64.0 million, or 9%, from December 31, 2016, reflecting seasonal outflows, which occurred in the second quarter of 2017, of various institutional and governmental depositors based on the their underlying business cycles.

Time deposits were $954.7 million at June 30, 2017, down by $6.9 million, or 1%, from December 31, 2016.  Included in time deposits at June 30, 2017 were out-of-market wholesale brokered time certificates of deposit of $400.9 million, which were down by $11.3 million from the balance at December 31, 2016. Excluding out-of-market brokered time deposits, in-market time deposits totaled $553.8 million at June 30, 2017, up by $4.4 million, or 1%, from December 31, 2016.

FHLBB Advances
FHLBB advances are used to meet short-term liquidity needs and also to fund additions to the securities portfolio and loan growth. FHLBB advances amounted to $869.7 million at June 30, 2017, up by $20.8 million from the balance at the end of 2016.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 61% of total average assets in the six months ended June 30, 2017.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time certificates of deposit), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the six months ended June 30, 2017.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

Net cash provided by operating activities amounted to $21.8 million for the six months ended June 30, 2017, which was generated by net income of $25.0 million, net of adjustments to reconcile net income to net cash provided by operating activities. Net cash provided by investing activities totaled $25.3 million for the six months ended June 30, 2017, reflecting a net decrease in loan balances. For the six months ended June 30, 2017, net cash used in financing activities amounted to $35.0 million, largely due to deposit outflows. See the Corporation’s Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $406.0 million at June 30, 2017, compared to $390.8 million at December 31, 2016, including net income of $25.0 million and a reduction of $13.2 million for dividend declarations.

The ratio of total equity to total assets amounted to 9.28% at June 30, 2017 compared to a ratio of 8.92% at December 31, 2016.  Book value per share at June 30, 2017 and December 31, 2016 amounted to $23.59 and $22.76, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of June 30, 2017, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Off-Balance Sheet Arrangements
For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 10 and 18 to the Unaudited Consolidated Financial Statements.

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

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, off-balance sheet interest rate contracts and the pricing and structure of loans and deposits for managing interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors.  These interest rate contracts involve, to varying degrees, credit risk and interest rate risk.  Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract.  The notional amount of the interest rate contracts is the amount upon which interest and other payments are based.  The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk.  See Notes 10 and 18 to the Unaudited Consolidated Financial Statements for additional information.

The ALCO uses income simulation to measure interest rate risk inherent in the Corporation’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, the 13- to 24-month horizon and a 60-month horizon.  The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost core savings to higher-cost time deposits in selected interest rate scenarios.  Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.  The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2017 and December 31, 2016, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2017 and December 31, 2016.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2017		December 31, 2016
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.26)%	(7.80)%	(2.93)%	(6.54)%
100 basis point rate increase	3.43	3.68	2.21	1.74
200 basis point rate increase	7.46	8.51	5.13	4.99
300 basis point rate increase	11.51	13.46	8.08	8.35

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

The relative changes in interest rate sensitivity from December 31, 2016 to June 30, 2017 as shown in the above table were attributable to several factors, including a higher absolute level of market interest rates and an increase in rate sensitivity primarily attributable to an increase in the proportion of variable rate commercial loans within the portfolio. Variable rate assets reprice more quickly and by a greater amount than repricing of deposit costs, particularly in a falling rate environment where many deposit rates are at or near their floors.

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

Due to the low level of market interest rates, the banking industry has attracted and retained low-cost core savings deposits over the past several years.  The ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled increased amounts of deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, which may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2017 and December 31, 2016 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$2,374	($10,684)
Obligations of states and political subdivisions	6	(22)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	20,713	(60,775)
Trust preferred debt and other corporate debt securities	(40)	55
Total change in market value as of June 30, 2017	$23,053	($71,426)
Total change in market value as of December 31, 2016	$14,906	($79,508)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2017.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Form of Restricted Stock Unit Certificate for Employees under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed herewith (1)
10.2	Terms of Restricted Stock Unit Certificate with an executive officer, dated June 1, 2017 – Filed herewith (1)
10.3	Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2017 – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 4, 2017	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 4, 2017	By:	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer
(principal financial officer)

Date:	August 4, 2017	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller
(principal accounting officer)

Exhibit Index

Exhibit Number
10.1	Form of Restricted Stock Unit Certificate for Employees under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed herewith (1)
10.2	Terms of Restricted Stock Unit Certificate with an executive officer, dated June 1, 2017 – Filed herewith (1)
10.3	Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2017 – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

____________________

(1)	Management contract or compensatory plan or arrangement.

(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.