Form 10-Q
period 2017-09-30
WASHINGTON TRUST BANCORP INC
filed 2017-11-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2017 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of October 31, 2017 was 17,220,879.

PART I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	September 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$128,580	$106,185
Short-term investments	2,600	1,612
Mortgage loans held for sale, at fair value	28,484	29,434
Securities:
Available for sale, at fair value	714,355	739,912
Held to maturity, at amortized cost (fair value $13,537 at September 30, 2017 and $15,920 at December 31, 2016)	13,241	15,633
Total securities	727,596	755,545
Federal Home Loan Bank stock, at cost	42,173	43,129
Loans:
Commercial	1,800,116	1,771,666
Residential real estate	1,195,537	1,122,748
Consumer	327,425	339,957
Total loans	3,323,078	3,234,371
Less allowance for loan losses	27,308	26,004
Net loans	3,295,770	3,208,367
Premises and equipment, net	28,591	29,020
Investment in bank-owned life insurance	72,729	71,105
Goodwill	63,909	64,059
Identifiable intangible assets, net	9,388	10,175
Other assets	69,410	62,484
Total assets	$4,469,230	$4,381,115
Liabilities:
Deposits:
Demand deposits	$621,273	$585,960
NOW accounts	448,128	427,707
Money market accounts	716,827	730,075
Savings accounts	367,912	358,397
Time deposits	1,002,941	961,613
Total deposits	3,157,081	3,063,752
Federal Home Loan Bank advances	814,045	848,930
Junior subordinated debentures	22,681	22,681
Other liabilities	61,195	54,948
Total liabilities	4,055,002	3,990,311
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,214,160 shares at September 30, 2017 and 17,170,820 shares at December 31, 2016	1,076	1,073
Paid-in capital	117,189	115,123
Retained earnings	312,334	294,365
Accumulated other comprehensive loss	(16,371)	(19,757)
Total shareholders’ equity	414,228	390,804
Total liabilities and shareholders’ equity	$4,469,230	$4,381,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three months		Nine months
	Periods ended September 30,	2017	2016	2017	2016
	Interest income:
	Interest and fees on loans	$32,509	$29,633	$94,503	$88,753
Interest on securities:	Taxable	4,655	3,024	14,208	7,881
	Nontaxable	41	218	225	825
	Dividends on Federal Home Loan Bank stock	467	288	1,293	729
	Other interest income	197	93	457	227
	Total interest and dividend income	37,869	33,256	110,686	98,415
	Interest expense:
	Deposits	3,835	3,110	10,928	9,059
	Federal Home Loan Bank advances	3,816	2,641	10,669	7,106
	Junior subordinated debentures	159	125	446	356
	Other interest expense	—	1	1	4
	Total interest expense	7,810	5,877	22,044	16,525
	Net interest income	30,059	27,379	88,642	81,890
	Provision for loan losses	1,300	1,800	2,400	2,750
	Net interest income after provision for loan losses	28,759	25,579	86,242	79,140
	Noninterest income:
	Wealth management revenues	10,013	9,623	29,432	28,278
	Mortgage banking revenues	3,036	3,734	8,295	8,642
	Service charges on deposit accounts	942	915	2,726	2,757
	Card interchange fees	894	870	2,598	2,527
	Income from bank-owned life insurance	546	521	1,624	2,110
	Loan related derivative income	1,452	1,178	2,744	2,331
	Equity in earnings (losses) of unconsolidated subsidiaries	(89)	(88)	(266)	(265)
	Other income	489	508	1,446	1,429
	Total noninterest income	17,283	17,261	48,599	47,809
	Noninterest expense:
	Salaries and employee benefits	17,251	16,908	51,404	50,693
	Net occupancy	1,928	1,766	5,662	5,376
	Equipment	1,380	1,648	4,160	4,652
	Outsourced services	1,793	1,254	4,960	3,911
	Legal, audit and professional fees	534	691	1,732	1,982
	FDIC deposit insurance costs	308	504	1,258	1,488
	Advertising and promotion	416	370	1,015	1,055
	Amortization of intangibles	253	321	787	966
	Debt prepayment penalties	—	—	—	431
	Change in fair value of contingent consideration	—	(939)	(310)	(898)
	Other expenses	2,891	2,127	7,678	6,474
	Total noninterest expense	26,754	24,650	78,346	76,130
	Income before income taxes	19,288	18,190	56,495	50,819
	Income tax expense	6,326	5,863	18,552	16,500
	Net income	$12,962	$12,327	$37,943	$34,319

	Weighted average common shares outstanding - basic	17,212	17,090	17,201	17,060
	Weighted average common shares outstanding - diluted	17,318	17,203	17,320	17,198
Per share information:	Basic earnings per common share	$0.75	$0.72	$2.20	$2.01
	Diluted earnings per common share	$0.75	$0.72	$2.19	$1.99
	Cash dividends declared per share	$0.39	$0.37	$1.15	$1.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2017	2016	2017	2016
Net income	$12,962	$12,327	$37,943	$34,319
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	1,094	(91)	3,323	1,651
Net change in fair value of cash flow hedges	(13)	(4)	(364)	(94)
Net change in defined benefit plan obligations	217	166	427	497
Total other comprehensive income, net of tax	1,298	71	3,386	2,054
Total comprehensive income	$14,260	$12,398	$41,329	$36,373

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2017	17,171	$1,073	$115,123	$294,365	($19,757)	$390,804
Net income	—	—	—	37,943	—	37,943
Total other comprehensive income, net of tax	—	—	—		3,386	3,386
Cash dividends declared	—	—	—	(19,974)	—	(19,974)
Share-based compensation	—	—	1,872	—	—	1,872
Exercise of stock options, issuance of other compensation-related equity awards	43	3	194	—	—	197
Balance at September 30, 2017	17,214	$1,076	$117,189	$312,334	($16,371)	$414,228

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2016	17,020	$1,064	$110,949	$273,074	($9,699)	$375,388
Net income	—	—	—	34,319	—	34,319
Total other comprehensive income, net of tax	—	—	—	—	2,054	2,054
Cash dividends declared	—	—	—	(18,780)	—	(18,780)
Share-based compensation	—	—	1,634	—	—	1,634
Exercise of stock options, issuance of other compensation-related equity awards and related tax benefit	87	5	707	—	—	712
Balance at September 30, 2016	17,107	$1,069	$113,290	$288,613	($7,645)	$395,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Nine months ended September 30,	2017	2016
	Cash flows from operating activities:
	Net income	$37,943	$34,319
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	2,400	2,750
	Depreciation of premises and equipment	2,613	2,737
	Net amortization of premium and discount	2,560	1,802
	Amortization of intangibles	787	966
	Goodwill impairment	150	—
	Share-based compensation	1,872	1,634
	Tax benefit from stock option exercises and other equity awards	414	430
	Income from bank-owned life insurance	(1,624)	(2,110)
	Net gains on loan sales and commissions on loans originated for others, including fair value adjustments	(8,004)	(8,682)
	Net gain on sale of portfolio loans	—	(135)
	Equity in (earnings) losses of unconsolidated subsidiaries	266	265
	Proceeds from sales of loans	345,539	370,526
	Loans originated for sale	(337,772)	(369,746)
	Change in fair value of contingent consideration liability	(310)	(898)
	Increase in other assets	(9,814)	(22,719)
	Increase in other liabilities	6,537	17,635
	Net cash provided by operating activities	43,557	28,774
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(35,213)	(248,221)
	Other investment securities available for sale	(19,963)	(70,495)
Maturities and principal payments of:	Mortgage-backed securities available for sale	62,745	41,446
	Other investment securities available for sale	21,269	89,441
	Mortgage-backed securities held to maturity	2,283	3,029
	Remittance (purchases) of Federal Home Loan Bank stock	956	(12,933)
	Net increase in loans	(88,914)	(95,759)
	Net proceeds from sale of portfolio loans	—	510
	Purchases of loans	(737)	(77,180)
	Proceeds from the sale of property acquired through foreclosure or repossession	513	731
	Purchases of premises and equipment	(2,184)	(2,608)
	Purchases of bank-owned life insurance	—	(5,000)
	Proceeds from bank-owned life insurance	—	2,054
	Net cash used in investing activities	(59,245)	(374,985)
	Cash flows from financing activities:
	Net increase in deposits	93,329	103,119
	Proceeds from Federal Home Loan Bank advances	1,000,000	981,250
	Repayment of Federal Home Loan Bank advances	(1,034,885)	(688,608)
	Net proceeds from stock option exercises and issuance of other equity awards	194	282
	Cash dividends paid	(19,567)	(18,291)
	Net cash provided by financing activities	39,071	377,752
	Net increase in cash and cash equivalents	23,383	31,541
	Cash and cash equivalents at beginning of period	107,797	97,631
	Cash and cash equivalents at end of period	$131,180	$129,172

Noncash Investing and Financing Activities:
Loans charged off	$1,415	$4,390
Loans transferred to property acquired through foreclosure or repossession	576	1,045
Supplemental Disclosures:
Interest payments	$21,512	$16,093
Income tax payments	19,272	14,860

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

The Unaudited Consolidated Financial Statements include the accounts of the Bancorp and its subsidiaries (collectively the “Corporation” or “Washington Trust”).  All intercompany transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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

(2) Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. As issued, ASU 2014-09 was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, Accounting Standards Update No. 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and Accounting Standards Update No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) were issued. These ASUs do not change the core principle for revenue recognition in Topic 606; instead, the amendments provide more detailed guidance in a few areas and additional implementation guidance and examples, which are expected to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as those provided by ASU 2015-14. Management assembled a project team to address the changes pursuant to Topic 606. The project team has completed the scope assessment and contract review for in-scope revenue streams. Washington Trust's largest source of revenue is net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this ASU. Revenue streams that are within the scope of Topic 606 include wealth management revenues, service charges on deposit accounts and card interchange fees. Management does not anticipate a material change in the timing or measurement of in-scope revenues and continues to evaluate the effect that this ASU will have on the recognition of certain contract acquisition costs, as well as changes in the required disclosures. The Corporation plans to adopt ASU 2014-09 using the modified retrospective transition method with a cumulative effect adjustment to opening retained earnings as of January 1, 2018.

Financial Instruments - Overall - Topic 825
Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), was issued in January 2016 and provides revised guidance related to the accounting for and reporting of financial

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Compensation - Stock Compensation - Topic 718
Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), was issued in March 2016. ASU 2016-09 includes multiple provisions intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences and the classification of certain tax-related transactions on the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Management adopted the provisions of this ASU on January 1, 2017 using the appropriate transition method as required by ASU 2016-09. For Washington Trust, the most significant provision of this ASU pertained to the accounting for excess tax benefits or tax deficiencies on share based award exercises and vestings. ASU 2016-09 requires that excess tax benefits or tax deficiencies be recognized as income tax benefit or expense in the Consolidated Statements of Income in the period that they occur. Management adopted this specific provision of the ASU on a prospective basis. The ASU also requires that the excess tax benefits or tax deficiencies be reported as an operating activity in the Consolidated Statement of Cash Flows and, in accordance with the ASU, management elected the retrospective transition method in adopting this specific provision. The adoption of ASU 2016-09 did not have a material impact on the consolidated financial statements.

Financial Instruments - Credit Losses - Topic 326
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Derivatives and Hedging - Topic 815
Accounting Standards Update No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), was issued in August 2017 to better align financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The provisions of ASU 2017-12 should be applied on a modified retrospective transition method in which the Corporation will recognize the cumulative effect of the change in the opening balance of retained earnings as of the adoption date. The Corporation has not yet determined the impact ASU 2017-12 will have on its consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $11.9 million at September 30, 2017 and $11.5 million at December 31, 2016 and were included in cash and due from banks in the Unaudited Consolidated Balance Sheets.

As of September 30, 2017 and December 31, 2016, cash and due from banks included interest-bearing deposits in other banks of $42.0 million and $60.3 million, respectively.

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$121,499	$—	($2,374)	$119,125
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	563,240	4,915	(6,485)	561,670
Obligations of states and political subdivisions	3,156	7	—	3,163
Individual name issuer trust preferred debt securities	27,897	—	(1,509)	26,388
Corporate bonds	4,122	24	(137)	4,009
Total securities available for sale	$719,914	$4,946	($10,505)	$714,355
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$13,241	$296	$—	$13,537
Total securities held to maturity	$13,241	$296	$—	$13,537
Total securities	$733,155	$5,242	($10,505)	$727,892

(Dollars in thousands)
December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$111,483	$7	($3,050)	$108,440
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	592,833	4,923	(9,671)	588,085
Obligations of states and political subdivisions	14,423	62	—	14,485
Individual name issuer trust preferred debt securities	29,851	—	(3,115)	26,736
Corporate bonds	2,155	16	(5)	2,166
Total securities available for sale	$750,745	$5,008	($15,841)	$739,912
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$15,633	$287	$—	$15,920
Total securities held to maturity	$15,633	$287	$—	$15,920
Total securities	$766,378	$5,295	($15,841)	$755,832

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of September 30, 2017 and December 31, 2016, securities with a fair value of $364.3 million and $736.2 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 8 for additional disclosure on FHLBB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
September 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$59,796	$59,636	$1,792	$1,832
Due after one year to five years	226,076	224,715	5,603	5,728
Due after five years to ten years	246,549	243,740	4,239	4,334
Due after ten years	187,493	186,264	1,607	1,643
Total securities	$719,914	$714,355	$13,241	$13,537

Included in the above table are debt securities with an amortized cost balance of $155.5 million and a fair value of $151.5 million at September 30, 2017 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 8 months to 19 years, with call features ranging from 1 month to 4 years.

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

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2017	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	9	$79,988	($1,511)	2	$29,137	($863)	11	$109,125	($2,374)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	20	153,078	(2,200)	14	179,166	(4,285)	34	332,244	(6,485)
Individual name issuer trust preferred debt securities	—	—	—	9	26,388	(1,509)	9	26,388	(1,509)
Corporate bonds	2	402	(1)	1	1,845	(136)	3	2,247	(137)
Total temporarily impaired securities	31	$233,468	($3,712)	26	$236,536	($6,793)	57	$470,004	($10,505)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2016	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	10	$98,433	($3,050)	—	$—	$—	10	$98,433	($3,050)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	35	407,073	(9,671)	—	—	—	35	407,073	(9,671)
Individual name issuer trust preferred debt securities	—	—	—	10	26,736	(3,115)	10	26,736	(3,115)
Corporate bonds	2	400	(5)	—	—	—	2	400	(5)
Total temporarily impaired securities	47	$505,906	($12,726)	10	$26,736	($3,115)	57	$532,642	($15,841)

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

U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at September 30, 2017 were nine trust preferred security holdings issued by six individual companies in the banking sector.  Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of September 30, 2017, individual name issuer trust preferred debt securities with an amortized cost of $10.9 million and unrealized losses of $621 thousand were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between September 30, 2017 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$1,085,535	33%	$1,074,186	33%
Construction & development (2)	126,257	4	121,371	4
Commercial & industrial (3)	588,324	17	576,109	18
Total commercial	1,800,116	54	1,771,666	55
Residential Real Estate:
Mortgages	1,171,161	35	1,094,824	34
Homeowner construction	24,376	1	27,924	1
Total residential real estate	1,195,537	36	1,122,748	35
Consumer:
Home equity lines	259,880	8	264,200	8
Home equity loans	34,777	1	37,272	1
Other (4)	32,768	1	38,485	1
Total consumer	327,425	10	339,957	10
Total loans (5)	$3,323,078	100%	$3,234,371	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $3.9 million and $3.0 million, respectively, at September 30, 2017 and December 31, 2016 and net unamortized premiums on purchased loans of $781 thousand and $783 thousand, respectively, at September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, there were $1.6 billion and $1.4 billion, respectively, of loans pledged as collateral for FHLBB borrowings and potential borrowings with the FRB. See Note 8 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Sep 30, 2017	Dec 31, 2016
Commercial:
Mortgages	$5,887	$7,811
Construction & development	—	—
Commercial & industrial	429	1,337
Residential Real Estate:
Mortgages	11,699	11,736
Homeowner construction	—	—
Consumer:
Home equity lines	27	—
Home equity loans	453	1,058
Other	16	116
Total nonaccrual loans	$18,511	$22,058
Accruing loans 90 days or more past due	$—	$—

As of September 30, 2017 and December 31, 2016, loans secured by one- to four-family residential property amounting to $3.9 million and $5.7 million, respectively, were in process of foreclosure.

Nonaccrual loans of $5.3 million and $3.5 million, respectively, were current as to the payment of principal and interest at September 30, 2017 and December 31, 2016.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2017.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
September 30, 2017	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$—	$—	$5,887	$5,887	$1,079,648	$1,085,535
Construction & development	—	—	—	—	126,257	126,257
Commercial & industrial	8	21	426	455	587,869	588,324
Residential Real Estate:
Mortgages	1,530	1,748	4,524	7,802	1,163,359	1,171,161
Homeowner construction	—	—	—	—	24,376	24,376
Consumer:
Home equity lines	761	54	—	815	259,065	259,880
Home equity loans	847	549	57	1,453	33,324	34,777
Other	19	1	15	35	32,733	32,768
Total loans	$3,165	$2,373	$10,909	$16,447	$3,306,631	$3,323,078

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2016	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$901	$—	$7,807	$8,708	$1,065,478	$1,074,186
Construction & development	—	—	—	—	121,371	121,371
Commercial & industrial	409	—	745	1,154	574,955	576,109
Residential Real Estate:
Mortgages	5,381	652	6,193	12,226	1,082,598	1,094,824
Homeowner construction	—	—	—	—	27,924	27,924
Consumer:
Home equity lines	655	26	—	681	263,519	264,200
Home equity loans	776	76	658	1,510	35,762	37,272
Other	32	1	110	143	38,342	38,485
Total loans	$8,154	$755	$15,513	$24,422	$3,209,949	$3,234,371

Included in past due loans as of September 30, 2017 and December 31, 2016, were nonaccrual loans of $13.2 million and $18.6 million, respectively.

All loans 90 days or more past due at September 30, 2017 and December 31, 2016 were classified as nonaccrual.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
No Related Allowance Recorded:
Commercial:
Mortgages	$776	$4,676	$773	$9,019	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	5,077	6,458	5,183	6,550	—	—
Residential real estate:
Mortgages	9,430	14,385	9,574	14,569	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	27	—	27	—	—	—
Home equity loans	453	1,137	453	1,177	—	—
Other	14	116	14	116	—	—
Subtotal	15,777	26,772	16,024	31,431	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	$5,886	$5,104	$9,909	$6,087	$933	$448
Construction & development	—	—	—	—	—	—
Commercial & industrial	734	662	775	699	48	3
Residential real estate:
Mortgages	2,640	1,285	2,667	1,310	157	151
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	134	28	135	29	7	4
Subtotal	9,394	7,079	13,486	8,125	1,145	606
Total impaired loans	$25,171	$33,851	$29,510	$39,556	$1,145	$606
Total:
Commercial	$12,473	$16,900	$16,640	$22,355	$981	$451
Residential real estate	12,070	15,670	12,241	15,879	157	151
Consumer	628	1,281	629	1,322	7	4
Total impaired loans	$25,171	$33,851	$29,510	$39,556	$1,145	$606

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

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended September 30,	2017	2016	2017	2016
Commercial:
Mortgages	$8,041	$13,159	$21	$40
Construction & development	—	—	—	—
Commercial & industrial	6,427	2,342	67	21
Residential Real Estate:
Mortgages	15,107	13,962	102	86
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	73	297	1	2
Home equity loans	470	1,328	4	9
Other	142	145	2	3
Totals	$30,260	$31,233	$197	$161

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Nine months ended September 30,	2017	2016	2017	2016
Commercial:
Mortgages	$9,117	$13,856	$73	$220
Construction & development	—	—	—	—
Commercial & industrial	6,750	3,141	219	42
Residential Real Estate:
Mortgages	15,750	11,985	374	253
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	81	427	5	10
Home equity loans	653	1,240	20	33
Other	142	147	8	7
Totals	$32,493	$30,796	$699	$565

Troubled Debt Restructurings
Loans are considered restructured in a troubled debt restructuring when the Corporation has granted concessions,that it otherwise would not have considered, to a borrower experiencing financial difficulties. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring a loan in lieu of aggressively enforcing the collection of the loan may benefit the Corporation by increasing the ultimate probability of collection.

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan. Loans that are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately 6 months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $13.5 million and $22.3 million, respectively, at September 30, 2017 and December 31, 2016. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $1.1 million and $567 thousand, respectively, at September 30, 2017 and December 31, 2016.

As of September 30, 2017, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following tables present loans modified as a troubled debt restructuring:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended September 30,	2017	2016	2017	2016	2017	2016
Commercial:
Mortgages	—	—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	—	5	—	914	—	914
Residential Real Estate:
Mortgages	—	—	—	—	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	—	5	$—	$914	$—	$914

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Nine months ended September 30,	2017	2016	2017	2016	2017	2016
Commercial:
Mortgages	—	—	$—	$—	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	—	6	—	1,047	—	1,047
Residential Real Estate:
Mortgages	—	1	—	3,550	—	3,550
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	—	7	$—	$4,597	$—	$4,597

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2017	2016	2017	2016
Below-market interest rate concession	$—	$—	$—	$—
Payment deferral	—	—	—	—
Maturity / amortization concession	—	324	—	457
Interest only payments	—	—	—	3,550
Combination (1)	—	590	—	590
Total	$—	$914	$—	$4,597

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

For the three months ended September 30, 2017, there were no payment defaults on troubled debt restructured loans modified within the previous 12 months. For the nine months ended September 30, 2017, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on two loans totaling $1.6 million. For the three and nine months ended September 30, 2016, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on three loans totaling $6.6 million and seven loans totaling $6.7 million, respectively.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The weighted average risk rating of the Corporation’s commercial loan portfolio was 4.71 at September 30, 2017 and 4.68 at December 31, 2016. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
Commercial:
Mortgages	$1,079,485	$1,065,358	$—	$776	$6,050	$8,052
Construction & development	126,257	121,371	—	—	—	—
Commercial & industrial	567,113	559,416	10,885	8,938	10,326	7,755
Total commercial loans	$1,772,855	$1,746,145	$10,885	$9,714	$16,376	$15,807

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

and do not reflect actual appraisal amounts. The results of these analyses and other loan review procedures are taken into consideration in the determination of loss allocation factors for residential mortgage and home equity consumer credits.

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current and Under 90 Days Past Due		Over 90 Days Past Due
	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
Residential Real Estate:
Accruing mortgages	$1,159,462	$1,083,088	$—	$—
Nonaccrual mortgages	7,175	5,543	4,524	6,193
Homeowner construction	24,376	27,924	—	—
Total residential loans	$1,191,013	$1,116,555	$4,524	$6,193
Consumer:
Home equity lines	$259,880	$264,200	$—	$—
Home equity loans	34,720	36,614	57	658
Other	32,753	38,375	15	110
Total consumer loans	$327,353	$339,189	$72	$768

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

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2017:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$10,735	$1,200	$7,067	$19,002	$5,369	$2,291	$26,662
Charge-offs	(535)	—	(122)	(657)	—	(37)	(694)
Recoveries	—	—	8	8	1	31	40
Provision	1,482	(95)	(301)	1,086	70	144	1,300
Ending Balance	$11,682	$1,105	$6,652	$19,439	$5,440	$2,429	$27,308
(1) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2017:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$9,971	$1,195	$6,992	$18,158	$5,252	$2,594	$26,004
Charge-offs	(935)	—	(286)	(1,221)	(32)	(162)	(1,415)
Recoveries	82	—	162	244	29	46	319
Provision	2,564	(90)	(216)	2,258	191	(49)	2,400
Ending Balance	$11,682	$1,105	$6,652	$19,439	$5,440	$2,429	$27,308
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$10,413	$904	$6,520	$17,837	$5,469	$2,520	$25,826
Charge-offs	(1,940)	—	(3)	(1,943)	(52)	(60)	(2,055)
Recoveries	4	—	46	50	5	23	78
Provision	1,981	78	(59)	2,000	(21)	(179)	1,800
Ending Balance	$10,458	$982	$6,504	$17,944	$5,401	$2,304	$25,649
(1) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$9,140	$1,758	$8,202	$19,100	$5,460	$2,509	$27,069
Charge-offs	(3,271)	—	(757)	(4,028)	(192)	(170)	(4,390)
Recoveries	21	—	134	155	9	56	220
Provision	4,568	(776)	(1,075)	2,717	124	(91)	2,750
Ending Balance	$10,458	$982	$6,504	$17,944	$5,401	$2,304	$25,649
(1) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	September 30, 2017		December 31, 2016
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$6,659	$933	$9,776	$448
Construction & development	—	—	—	—
Commercial & industrial	5,791	48	7,098	3
Residential real estate	12,069	157	15,661	151
Consumer	628	7	1,280	4
Subtotal	25,147	1,145	33,815	606
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$1,078,876	$10,749	$1,064,410	$9,523
Construction & development	126,257	1,105	121,371	1,195
Commercial & industrial	582,533	6,604	569,011	6,989
Residential real estate	1,183,468	5,283	1,107,087	5,101
Consumer	326,797	2,422	338,677	2,590
Subtotal	3,297,931	26,163	3,200,556	25,398
Total	$3,323,078	$27,308	$3,234,371	$26,004

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(7) Goodwill
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)	Commercial Banking	Wealth Management Services	Total
Balance at December 31, 2016	$22,591	$41,468	$64,059
Impairment	—	(150)	(150)
Balance at September 30, 2017	$22,591	$41,318	$63,909

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

(8) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $814.0 million and $848.9 million, respectively, at September 30, 2017 and December 31, 2016.

The following table presents maturities and weighted average interest rates on FHLBB advances outstanding as of September 30, 2017:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
October 1, 2017 to December 31, 2017	$315,189	1.37%
2018	168,134	1.32
2019	137,258	1.62
2020	72,033	1.90
2021	51,222	2.43
2022 and thereafter	70,209	3.34
Balance at September 30, 2017	$814,045	1.75%

As of September 30, 2017 and December 31, 2016, the Bank had access to a $40.0 million unused line of credit with the FHLBB and also had remaining available borrowing capacity of $420.1 million and $594.5 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLBB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(9) Shareholders’ Equity
Regulatory Capital Requirements
Capital levels at both September 30, 2017 and December 31, 2016 exceeded the regulatory minimum levels to be considered “well-capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$411,531	12.53%	$262,717	8.00%	N/A	N/A
Bank	410,366	12.50	262,680	8.00	$328,350	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	383,956	11.69	197,038	6.00	N/A	N/A
Bank	382,791	11.66	197,010	6.00	262,680	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	361,958	11.02	147,778	4.50	N/A	N/A
Bank	382,791	11.66	147,758	4.50	213,428	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	383,956	8.83	173,991	4.00	N/A	N/A
Bank	382,791	8.80	173,948	4.00	217,434	5.00

December 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	390,867	12.26	255,093	8.00	N/A	N/A
Bank	389,840	12.23	255,050	8.00	318,813	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	364,655	11.44	191,320	6.00	N/A	N/A
Bank	363,628	11.41	191,288	6.00	255,050	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	342,656	10.75	143,490	4.50	N/A	N/A
Bank	363,628	11.41	143,466	4.50	207,228	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	364,655	8.67	168,271	4.00	N/A	N/A
Bank	363,628	8.65	168,207	4.00	210,259	5.00

(1)	Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Corporation is required to maintain a minimum Capital Conservation Buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the Capital Conservation Buffer was 0.625% on January 1, 2016 and 1.25% on January 1, 2017. The Capital Conservation Buffer will increase by 0.625% each year until it reaches 2.5% on January 1, 2019.

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

Cash Flow Hedging Instruments
As of September 30, 2017 and December 31, 2016, the Bancorp had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

As of September 30, 2017 and December 31, 2016, the Bank had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

During the second quarter of 2017, the Bank executed three interest rate floor contracts with a total notional amount of $300.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. The floors mature in 2020.

The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2017 and 2016, there was no ineffectiveness recorded in earnings.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of September 30, 2017 and December 31, 2016, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $539.1 million and $428.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

At September 30, 2017 and December 31, 2016, the notional amounts of risk participation-out agreements were $52.7 million and $38.3 million, respectively. The notional amounts of risk participation-in agreements were $32.3 million and $28.5 million, respectively, at September 30, 2017 and December 31, 2016.

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

The following table presents the fair values of derivative instruments in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2017	Dec 31, 2016	Balance Sheet Location	Sep 30, 2017	Dec 31, 2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$418	$378
Interest rate caps	Other assets	31	134	Other liabilities	—	—
Interest rate floors	Other assets	252	—	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	1,712	1,133	Other liabilities	28	88
Commitments to sell mortgage loans	Other assets	28	279	Other liabilities	2,419	1,349
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	3,269	2,036	Other liabilities	—	—
Mirror swaps with counterparties	Other assets	—	—	Other liabilities	3,456	2,228
Risk participation agreements	Other assets	—	—	Other liabilities	—	—
Total		$5,292	$3,582		$6,321	$4,043

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the effect of derivative instruments in the Corporation’s Unaudited Consolidated Statements of Income and Changes in Shareholders’ Equity:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
	Three months		Nine months
Periods ended September 30,	2017	2016	2017	2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$74	$—	($26)	$—
Interest rate caps	(7)	(4)	(64)	(94)
Interest rate floors	(80)	—	(274)	—
Total	($13)	($4)	($364)	($94)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months		Nine months
Periods ended September 30,	Statement of Income Location	2017	2016	2017	2016
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	$32	$641	$639	$2,387
Commitments to sell mortgage loans	Mortgage banking revenues	59	(665)	(1,321)	(2,845)
Customer related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	1,917	32	5,583	17,064
Mirror swaps with counterparties	Loan related derivative income	(505)	1,250	(2,578)	(14,527)
Risk participation agreements	Loan related derivative income	40	(104)	(261)	(206)
Total		$1,543	$1,154	$2,062	$1,873

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

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
September 30, 2017
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$31	$—	$31	$—	$31
Interest rate floors	252	—	252	—	252
Loan-related derivative contracts:
Interest rate swaps with customers	5,425	2,156	3,269	—	3,269
Mirror swaps with counterparties	2,061	2,061	—	—	—
Total	$7,769	$4,217	$3,552	$—	$3,552

Derivative Liabilities:
Interest rate risk management contracts:
Interest rate swaps	$418	$—	$418	$418	$—
Loan-related derivative contracts:
Interest rate swaps with customers	2,156	2,156	—	—	—
Mirror swaps with counterparties	5,517	2,061	3,456	3,456	—
Total	$8,091	$4,217	$3,874	$3,874	$—

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
December 31, 2016
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$134	$—	$134	$—	$134
Loan-related derivative contracts:
Interest rate swaps with customers	4,920	2,884	2,036	—	2,036
Mirror swaps with counterparties	2,758	2,758	—	—	—
Total	$7,812	$5,642	$2,170	$—	$2,170

Derivative Liabilities:
Interest rate risk management contracts:
Interest rate swaps	$378	$—	$378	$133	$245
Loan-related derivative contracts:
Interest rate swaps with customers	2,884	2,884	—	—	—
Mirror swaps with counterparties	4,986	2,758	2,228	1,295	933
Total	$8,248	$5,642	$2,606	$1,428	$1,178

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of September 30, 2017 and December 31, 2016, Washington Trust pledged collateral to derivative counterparties in the form of cash totaling $3.9 million and $1.4 million, respectively. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

(12) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  As of September 30, 2017 and December 31, 2016, securities available for sale, residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale that were recorded at fair value was $27.8 million and $29.4 million, respectively, at September 30, 2017 and December 31, 2016. The aggregate fair value of these loans as of the same dates was $28.5 million and $29.4 million, respectively. As of September 30, 2017 and December 31, 2016, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $733 thousand and $40 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of September 30, 2017 and December 31, 2016.

The following table presents the changes in fair value related to mortgage loans held for sale, interest rate lock commitments and commitments to sell residential real estate mortgage loans, for which the fair value option was elected. Changes in fair values are reported as a component of mortgage banking revenues in the Unaudited Consolidated Statements of Income.

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2017	2016	2017	2016
Mortgage loans held for sale	($81)	$117	$693	$612
Interest rate lock commitments	32	641	639	2,387
Commitments to sell mortgage loans	59	(665)	(1,321)	(2,845)
Total changes in fair value	$10	$93	$11	$154

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at September 30, 2017 and December 31, 2016.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at September 30, 2017 and December 31, 2016.

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

Derivatives
Interest rate swap, cap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of September 30, 2017 and December 31, 2016, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$119,125	$—	$119,125	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	561,670	—	561,670	—
Obligations of states and political subdivisions	3,163	—	3,163	—
Individual name issuer trust preferred debt securities	26,388	—	26,388	—
Corporate bonds	4,009	—	4,009	—
Mortgage loans held for sale	28,484	—	28,484	—
Derivative assets	5,292	—	5,292	—
Total assets at fair value on a recurring basis	$748,131	$—	$748,131	$—
Liabilities:
Derivative liabilities	$6,321	$—	$6,321	$—
Contingent consideration liability (1)	1,737	—	—	1,737
Total liabilities at fair value on a recurring basis	$8,058	$—	$6,321	$1,737

(1)	The contingent consideration liability is included in other liabilities in the Unaudited Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$108,440	$—	$108,440	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	588,085	—	588,085	—
Obligations of states and political subdivisions	14,485	—	14,485	—
Individual name issuer trust preferred debt securities	26,736	—	26,736	—
Corporate bonds	2,166	—	2,166	—
Mortgage loans held for sale	29,434	—	29,434	—
Derivative assets	3,582	—	3,582	—
Total assets at fair value on a recurring basis	$772,928	$—	$772,928	$—
Liabilities:
Derivative liabilities	$4,043	$—	$4,043	$—
Contingent consideration liability (1)	2,047	—	—	2,047
Total liabilities at fair value on a recurring basis	$6,090	$—	$4,043	$2,047

(1)	The contingent consideration liability is included in other liabilities in the Unaudited Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  During the nine months ended September 30, 2017 and 2016, there were no transfers in and/or out of Level 1, 2 or 3.

The following table presents the change in the contingent consideration liability, a Level 3 liability measured at fair value on a recurring basis, during the periods indicated:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2017	2016	2017	2016
Balance at beginning of period	$1,737	$2,986	$2,047	$2,945
Change in fair value	—	(939)	(310)	(898)
Payments	—	—	—	—
Balance at end of period	$1,737	$2,047	$1,737	$2,047

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at September 30, 2017, which were written down to fair value during the nine months ended September 30, 2017:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$3,406	$—	$—	$3,406
Property acquired through foreclosure or repossession	1,038	—	—	1,038
Total assets at fair value on a nonrecurring basis	$4,444	$—	$—	$4,444

The allowance for loan losses on collateral dependent impaired loans amounted to $710 thousand at September 30, 2017.

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2017
Collateral dependent impaired loans	$3,406	Appraisals of collateral	Discount for costs to sell	0% - 25% (15%)
			Appraisal adjustments (1)	0% - 15% (1%)

Property acquired through foreclosure or repossession	$1,038	Appraisals of collateral	Discount for costs to sell	10% - 12% (11%)
			Appraisal adjustments (1)	8% - 53% (15%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2016
Collateral dependent impaired loans	$3,828	Appraisals of collateral	Discount for costs to sell	10% - 20% (15%)
			Appraisal adjustments (1)	0% - 10% (9%)

Property acquired through foreclosure or repossession	$605	Appraisals of collateral	Discount for costs to sell	10% - 12% (11%)
			Appraisal adjustments (1)	6% - 50% (24%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
September 30, 2017	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$13,241	$13,537	$—	$13,537	$—
Loans, net of allowance for loan losses	3,295,770	3,328,953	—	—	3,328,953

Financial Liabilities:
Time deposits	$1,002,941	$1,006,263	$—	$1,006,263	$—
FHLBB advances	814,045	819,827	—	819,827	—
Junior subordinated debentures	22,681	17,952	—	17,952	—

(Dollars in thousands)
December 31, 2016	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$15,633	$15,920	$—	$15,920	$—
Loans, net of allowance for loan losses	3,208,367	3,218,651	—	—	3,218,651

Financial Liabilities:
Time deposits	$961,613	$962,374	$—	$962,374	$—
FHLBB advances	848,930	852,888	—	852,888	—
Junior subordinated debentures	22,681	16,970	—	16,970	—

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

The non-qualified retirement plans provide for the designation of assets in rabbi trusts. Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $11.3 million and $11.7 million are included in the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three months		Nine months		Three months		Nine months
Periods ended September 30,	2017	2016	2017	2016	2017	2016	2017	2016
Net Periodic Benefit Cost:
Service cost	$537	$537	$1,611	$1,611	$32	$30	$97	$91
Interest cost	669	644	2,005	1,932	107	108	321	324
Expected return on plan assets	(1,236)	(1,158)	(3,707)	(3,475)	—	—	—	—
Amortization of prior service (credit) cost	(6)	(6)	(17)	(17)	—	—	—	—
Recognized net actuarial loss	279	207	836	621	76	62	269	185
Net periodic benefit cost	$243	$224	$728	$672	$215	$200	$687	$600

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the nine months ended September 30,	2017	2016	2017	2016
Measurement date	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
Equivalent single discount rate for benefit obligations	4.18%	4.48%	3.96%	4.19%
Equivalent single discount rate for service cost	4.29	4.63	4.25	4.59
Equivalent single discount rate for interest cost	3.73	3.88	3.36	3.44
Expected long-term return on plan assets	6.75	6.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(14) Share-Based Compensation Arrangements
During the nine months ended September 30, 2017, the Corporation granted equity awards, which included performance share awards and nonvested share unit awards.

The performance share awards granted to certain executive officers provides them with the opportunity to earn shares of common stock of the Corporation. The performance share awards were valued at fair market value as of January 19, 2017 (the award date), or $51.85, and will be earned over a 3-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 144% of the target, or 37,564 shares.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$24,795	$22,860	($48)	($11)	$5,312	$4,530	$30,059	$27,379
Provision for loan losses	1,300	1,800	—	—	—	—	1,300	1,800
Net interest income (expense) after provision for loan losses	23,495	21,060	(48)	(11)	5,312	4,530	28,759	25,579
Noninterest income	6,711	7,101	10,013	9,623	559	537	17,283	17,261
Noninterest expenses:
Depreciation and amortization expense	646	709	411	501	50	58	1,107	1,268
Other noninterest expenses (1)	15,834	14,759	6,810	5,584	3,003	3,039	25,647	23,382
Total noninterest expenses	16,480	15,468	7,221	6,085	3,053	3,097	26,754	24,650
Income before income taxes	13,726	12,693	2,744	3,527	2,818	1,970	19,288	18,190
Income tax expense	4,463	4,392	1,092	1,261	771	210	6,326	5,863
Net income	$9,263	$8,301	$1,652	$2,266	$2,047	$1,760	$12,962	$12,327

Total assets at period end	$3,486,783	$3,617,967	$63,600	$53,236	$918,847	$532,831	$4,469,230	$4,204,034
Expenditures for long-lived assets	890	424	25	280	22	58	937	762

(1)
Other noninterest expenses for the Wealth Management Services segment includes a $939 thousand benefit resulting from the reduction of a contingent consideration liability in the three months ended September 30, 2016.

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$72,985	$67,414	($120)	($46)	$15,777	$14,522	$88,642	$81,890
Provision for loan losses	2,400	2,750	—	—	—	—	2,400	2,750
Net interest income (expense) after provision for loan losses	70,585	64,664	(120)	(46)	15,777	14,522	86,242	79,140
Noninterest income	17,500	17,331	29,432	28,278	1,667	2,200	48,599	47,809
Noninterest expenses:
Depreciation and amortization expense	1,960	2,093	1,288	1,440	152	170	3,400	3,703
Other noninterest expenses (1)	45,764	43,788	20,106	19,084	9,076	9,555	74,946	72,427
Total noninterest expenses	47,724	45,881	21,394	20,524	9,228	9,725	78,346	76,130
Income before income taxes	40,361	36,114	7,918	7,708	8,216	6,997	56,495	50,819
Income tax expense	13,142	12,336	3,172	2,788	2,238	1,376	18,552	16,500
Net income	$27,219	$23,778	$4,746	$4,920	$5,978	$5,621	$37,943	$34,319

Total assets at period end	$3,486,783	$3,617,967	$63,600	$53,236	$918,847	$532,831	$4,469,230	$4,204,034
Expenditures for long-lived assets	1,640	1,779	368	468	176	361	2,184	2,608

(1)
For the nine months ended September 30, 2017, other noninterest expenses for the Wealth Management Services segment includes a $310 thousand benefit resulting from the reduction of a contingent consideration liability and a $150 thousand goodwill impairment charge. For the nine months ended September 30, 2016, other noninterest expenses for the Wealth Management Services segment includes a benefit of $898 thousand resulting from the reduction of a contingent consideration liability.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(16) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended September 30,	2017			2016
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$1,736	$642	$1,094	($144)	($53)	($91)
Net gains on securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of securities available for sale	$1,736	$642	$1,094	($144)	($53)	($91)
Cash flow hedges:
Change in fair value of cash flow hedges	(237)	(83)	(154)	(15)	(11)	(4)
Net cash flow hedge losses reclassified into earnings (1)	224	83	141	—	—	—
Net change in fair value of cash flow hedges	(13)	—	(13)	(15)	(11)	(4)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	—	—	—	263	97	166
Amortization of net actuarial losses (2)	355	134	221	—	—	—
Amortization of net prior service credits (2)	(6)	(2)	(4)	—	—	—
Net change in defined benefit plan obligations	349	132	217	263	97	166
Total other comprehensive income	$2,072	$774	$1,298	$104	$33	$71

(1)
The pre-tax amounts are included in interest expense on Federal Home Loan Bank advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(2)	The pre-tax amounts are included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

Nine months ended September 30,	2017			2016
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$5,274	$1,951	$3,323	$2,621	$970	$1,651
Net gains on securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of securities available for sale	$5,274	$1,951	$3,323	$2,621	$970	$1,651
Cash flow hedges:
Change in fair value of cash flow hedges	(1,064)	(361)	(703)	(129)	(35)	(94)
Net cash flow hedge losses reclassified into earnings (1)	539	200	339	—	—	—
Net change in fair value of cash flow hedges	(525)	(161)	(364)	(129)	(35)	(94)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	(407)	(150)	(257)	789	292	497
Amortization of net actuarial losses (2)	1,105	411	694	—	—	—
Amortization of net prior service credits (2)	(17)	(7)	(10)	—	—	—
Net change in defined benefit plan obligations	681	254	427	789	292	497
Total other comprehensive income (loss)	$5,430	$2,044	$3,386	$3,281	$1,227	$2,054

(1)
The pre-tax amount is included in interest expense on Federal Home Loan Bank advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(2)	The pre-tax amounts are included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)
Other comprehensive income (loss) before reclassifications	3,323	(703)	—	2,620
Amounts reclassified from accumulated other comprehensive income	—	339	427	766
Net other comprehensive income (loss)	3,323	(364)	427	3,386
Balance at September 30, 2017	($3,502)	($664)	($12,205)	($16,371)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2015	$1,051	($43)	($10,707)	($9,699)
Other comprehensive income (loss) before reclassifications	1,651	(94)	—	1,557
Amounts reclassified from accumulated other comprehensive income	—	—	497	497
Net other comprehensive income (loss)	1,651	(94)	497	2,054
Balance at September 30, 2016	$2,702	($137)	($10,210)	($7,645)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(17) Earnings Per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine months
Periods ended September 30,	2017	2016	2017	2016
Earnings per common share - basic:
Net income	$12,962	$12,327	$37,943	$34,319
Less dividends and undistributed earnings allocated to participating securities	(28)	(25)	(84)	(72)
Net income applicable to common shareholders	$12,934	$12,302	$37,859	$34,247
Weighted average common shares	17,212	17,090	17,201	17,060
Earnings per common share - basic	$0.75	$0.72	$2.20	$2.01
Earnings per common share - diluted:
Net income	$12,962	$12,327	$37,943	$34,319
Less dividends and undistributed earnings allocated to participating securities	(28)	(25)	(84)	(72)
Net income applicable to common shareholders	$12,934	$12,302	$37,859	$34,247
Weighted average common shares	17,212	17,090	17,201	17,060
Dilutive effect of common stock equivalents	106	113	119	138
Weighted average diluted common shares	17,318	17,203	17,320	17,198
Earnings per common share - diluted	$0.75	$0.72	$2.19	$1.99

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 46,800 and 48,718, respectively, for the three and nine months ended September 30, 2016. There were no anti-dilutive weighted average common stock equivalents for the three and nine months ended September 30, 2017.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Sep 30, 2017	Dec 31, 2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$516,020	$430,710
Home equity lines	256,519	232,375
Other loans	49,857	49,708
Standby letters of credit	6,657	6,250
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	65,332	49,502
Commitments to sell mortgage loans	93,083	78,896
Loan related derivative contracts:
Interest rate swaps with customers	539,088	428,723
Mirror swaps with counterparties	539,088	428,723
Risk participation-in agreements	32,333	28,460
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Generally, standby letters of credit have a term of up to 1 year. As of September 30, 2017 and December 31, 2016, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $6.7 million and $6.3 million, respectively. At September 30, 2017 and December 31, 2016, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and nine months ended September 30, 2017 and 2016.

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

Leases
At September 30, 2017, the Corporation was committed to rent premises used in banking operations under non-cancellable operating leases. Rental expense under the operating leases amounted to $1.1 million and $3.3 million for the three and nine months ended September 30, 2017, compared to $1.0 million and $3.0 million for the same periods in 2016. The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
October 1, 2017 to December 31, 2017	$908
2018	3,372
2019	3,040
2020	2,352
2021	2,011
2022 and thereafter	24,958
Total minimum lease payments	$36,641

Lease expiration dates range from 3 months to 23 years, with additional renewal options on certain leases ranging from 1 to 5 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the full-year ended December 31, 2017 or any future period.

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

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of the our competition; changes in legislation or regulation and accounting principles, policies and guidelines; occurrences of cyberattacks, hacking and identity theft; natural disasters; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

We continue to leverage our strong statewide brand to build market share and remain steadfast in our commitment to provide superior service. A full-service branch in Coventry, Rhode Island, will open in the fourth quarter of 2017.

Composition of Earnings
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2017	2016	$	%	2017	2016	$	%
Net interest income	$30,059	$27,379	$2,680	10%	$88,642	$81,890	$6,752	8%
Noninterest income	17,283	17,261	22	—	48,599	47,809	790	2
Total revenues	47,342	44,640	2,702	6	137,241	129,699	7,542	6
Provision for loan losses	1,300	1,800	(500)	(28)	2,400	2,750	(350)	(13)
Noninterest expense	26,754	24,650	2,104	9	78,346	76,130	2,216	3
Income before income taxes	19,288	18,190	1,098	6	56,495	50,819	5,676	11
Income tax expense	6,326	5,863	463	8	18,552	16,500	2,052	12
Net income	$12,962	$12,327	$635	5%	$37,943	$34,319	$3,624	11%

The following table presents a summary of performance metrics and ratios:

	Three Months		Nine Months
Periods ended September 30,	2017	2016	2017	2016
Diluted earnings per common share	$0.75	$0.72	$2.19	$1.99
Return on average assets	1.18%	1.21%	1.16%	1.17%
Return on average equity	12.56%	12.57%	12.50%	11.86%
Net interest income as a % of total revenues	63%	61%	65%	63%
Noninterest income as a % of total revenues	37%	39%	35%	37%

Income before income taxes for the three and nine months ended September 30, 2017, increased by $1.1 million and $5.7 million, respectively, compared to the same periods in 2016, largely due to growth in net interest income, partially offset by an increase in noninterest expenses. Income tax expense for the three and nine months ended September 30, 2017, increased by $463 thousand and $2.1 million, respectively, over the prior year, largely due to higher levels of pre-tax income.

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2017	2016	$	%	2017	2016	$	%
Net interest income	$24,795	$22,860	$1,935	8%	$72,985	$67,414	$5,571	8%
Provision for loan losses	1,300	1,800	(500)	(28)	2,400	2,750	(350)	(13)
Net interest income after provision for loan losses	23,495	21,060	2,435	12	70,585	64,664	5,921	9
Noninterest income	6,711	7,101	(390)	(5)	17,500	17,331	169	1
Noninterest expense	16,480	15,468	1,012	7	47,724	45,881	1,843	4
Income before income taxes	13,726	12,693	1,033	8	40,361	36,114	4,247	12
Income tax expense	4,463	4,392	71	2	13,142	12,336	806	7
Net income	$9,263	$8,301	$962	12%	$27,219	$23,778	$3,441	14%

Net interest income for this operating segment for the three and nine months ended September 30, 2017, increased by $1.9 million and $5.6 million, respectively, from the same periods in 2016, largely reflecting growth in loans and a favorable shift in the mix of deposits to lower cost categories as well as favorable net funds transfer pricing allocations with the Corporate unit.

Loan loss provisions charged to earnings totaled $1.3 million and $2.4 million, respectively, for the three and nine months ended September 30, 2017, compared to $1.8 million and $2.8 million, respectively, for the same periods in 2016, based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with changes in the loan portfolio.

Noninterest income derived from the Commercial Banking segment for the three and nine months ended September 30, 2017 was down by $390 thousand and up by $169 thousand, respectively, from the comparable periods in 2016. The year-over-year changes were largely due to changes in mortgage banking revenues and loan related derivative income. See further discussion of the changes in these revenues under the caption “Noninterest Expense.”

Commercial Banking noninterest expenses for the three and nine months ended September 30, 2017 were up by $1.0 million and $1.8 million, respectively, from the same periods in 2016. These increases included a charge of approximately $570 thousand associated with an isolated external fraud matter that was recognized in the third quarter of 2017. See additional discussion under the caption “Noninterest Expense” below for further information on this charge. Excluding this charge, total noninterest expenses for the Commercial Banking segment for the three and nine months ended September 30, 2017 increased by $444 thousand and $1.3 million, from the same periods in 2016, largely reflecting increases in outsourced services and software system implementation expenses.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2017	2016	$	%	2017	2016	$	%
Net interest expense	($48)	($11)	($37)	336%	($120)	($46)	($74)	161%
Noninterest income	10,013	9,623	390	4	29,432	28,278	1,154	4
Noninterest expense	7,221	6,085	1,136	19	21,394	20,524	870	4
Income before income taxes	2,744	3,527	(783)	(22)	7,918	7,708	210	3
Income tax expense	1,092	1,261	(169)	(13)	3,172	2,788	384	14
Net income	$1,652	$2,266	($614)	(27%)	$4,746	$4,920	($174)	(4%)

For the three and nine months ended September 30, 2017, noninterest income derived from the Wealth Management Services segment increased by $390 thousand and $1.2 million, respectively, compared to the same periods in 2016, reflecting an increase in asset-based revenues resulting from growth in wealth management assets under administration.

For the three and nine months ended September 30, 2017, noninterest expenses for the Wealth Management Services segment increased by $1.1 million and $870 thousand, respectively, from the same periods in 2016. Included in these increases were the year-over-year change in fair value of the contingent consideration liability and a goodwill impairment charge of $150 thousand recognized in the second quarter of 2017. See additional discussion under the caption “Noninterest Expense” below for further information on these items. Excluding the impact of these items, total noninterest expenses for the Wealth Management Services segment increased by $238 thousand and $132 thousand, respectively, for the three and nine months ended September 30, 2017, compared to the same periods in 2016, reflecting costs associated with a software application system implementation.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2017	2016	$	%	2017	2016	$	%
Net interest income	$5,312	$4,530	$782	17%	$15,777	$14,522	$1,255	9%
Noninterest income	559	537	22	4	1,667	2,200	(533)	(24)
Noninterest expense	3,053	3,097	(44)	(1)	9,228	9,725	(497)	(5)
Income before income taxes	2,818	1,970	848	43	8,216	6,997	1,219	17
Income tax expense	771	210	561	267	2,238	1,376	862	63
Net income	$2,047	$1,760	$287	16%	$5,978	$5,621	$357	6%

Net interest income for the Corporate unit for the three and nine months ended September 30, 2017 was up by $782 thousand and $1.3 million, respectively, compared to the same periods in 2016, reflecting the impact of additions to the investment securities portfolio in the latter half of 2016, partially offset by increased FHLBB borrowing costs and unfavorable net funds transfer pricing allocations with the Commercial Banking segment.

Noninterest income for the Corporate unit for the three and nine months ended September 30, 2017 was up modestly and down by $533 thousand, respectively, from the corresponding 2016 periods. The decrease in the nine-month period comparison was primarily due to non-taxable income of $589 thousand associated with the receipt of BOLI proceeds in the second quarter of 2016.

Noninterest expenses for the Corporate unit for the three and nine months ended September 30, 2017 were down modestly and down by $497 thousand, respectively, from the same periods in 2016. The decrease in the nine-month period comparison was largely due to debt prepayment penalty expense recognized in the first quarter of 2016.

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

The analysis of net interest income, net interest margin and the yield on loans is impacted by the level of loan prepayment and other fee income recognized in each period. For the three and nine months ended September 30, 2017, loan prepayment and other fee income amounted to $195 thousand and $1.0 million, respectively, down by $246 thousand and $639 thousand, respectively, from the same periods in 2016.

FTE net interest income for the three and nine months ended September 30, 2017 was up by $2.6 million and $6.4 million, respectively, from the same periods in 2016. The net interest margin was 2.93% and 2.92%, respectively, for the three and nine months ended September 30, 2017, down from 2.94% and 3.07%, respectively, for the same periods a year ago. Excluding the impact of loan prepayment and other fee income from each period, net interest income for the three and nine months ended September 30, 2017 increased by $2.8 million and $7.1 million, respectively. The growth in net interest income largely reflected the impact of purchases of investment securities and residential real estate loans for portfolio that were made in the second half of 2016. For the three and nine months ended September 30, 2017, the net interest margin excluding the impact of loan prepayment and other fee income from each period was 2.91% and 2.89%, respectively, up by 2 basis points and down by 12 basis points, respectively, for the same periods in 2016. While the net interest margin benefited from the rise in short-term interest-rates on floating rate loans, the net interest margin was also impacted by the purchases of investment securities and residential real estate loans for portfolio that were made in 2016 with relatively lower yields than the average yields of the existing portfolios, as well as a higher associated cost of funds.

Total average loans for the three and nine months ended September 30, 2017 increased by $138.2 million and $167.0 million, respectively, from the average balances for the comparable 2016 periods, primarily due to purchases of $111.0 million of residential real estate loans added to portfolio in the second half of 2016. The yield on total loans for the three and nine months ended September 30, 2017 was 3.98% and 3.94%, respectively, up by 17 basis points and 4 basis points, respectively, compared to the same periods in 2016. Excluding the impact of loan prepayment fee income and other fee income from each period, the yield on total loans for the three and nine months ended September 30, 2017 was 3.96% and 3.90%, up by 21 basis points and 7 basis points, respectively, from the same periods in 2016. While yields on short-term LIBOR-based and prime-based loans benefited from the increases in short-term market rates of interest, the comparison to the prior year was also impacted by the purchases of residential real estate loans for portfolio that were made in the second half of 2016 with relatively lower yields.

Total average securities for the three and nine months ended September 30, 2017 increased by $236.2 million and $321.9 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on the securities portfolio for the three and nine months ended September 30, 2017 was 2.48% and 2.53%, respectively, down by 9 basis points and 21 basis points, respectively, from the comparable periods in 2016, primarily due to purchases of relatively lower yielding securities and runoff of higher yielding securities.

The average balance of FHLBB advances for the three and nine months ended September 30, 2017 increased by $146.5 million and $251.3 million, respectively, compared to the average balances for the same periods in 2016. The average rate paid on such advances for the three and nine months ended September 30, 2017 was 1.81% and 1.72%, respectively, up by 29 basis points and 8 basis points, respectively, from the same periods in 2016, reflecting higher rates on short-term advances.

Total average interest-bearing deposits for the three and nine months ended September 30, 2017 increased by $138.7 million and $156.9 million, respectively, from the average balances for the same periods in 2016. Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which increased by $94.2 million and $94.9 million, respectively, from the same periods in 2016. Excluding wholesale brokered time deposits, average in-market interest-bearing deposits for the three and nine months ended September 30, 2017 increased by $44.5 million and $62.0 million, respectively, from the average balances for the same periods in 2016. The average rate paid on in-market interest-bearing deposits for the three and nine months ended September 30, 2017 increased by 6 basis points and 4 basis points, respectively, compared to the same periods in 2016, which was largely attributable to an increase in the rate paid on money market accounts and promotional time deposits.

The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2017 increased by $47.3 million and $57.6 million, respectively, from the average balances for the same periods in 2016.

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

Three months ended September 30,	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$1,027,517	$9,909	3.83	$1,079,917	$9,362	3.45
Construction & development	133,190	1,326	3.95	86,623	712	3.27
Commercial & industrial	590,915	6,684	4.49	565,170	6,382	4.49
Total commercial loans	1,751,622	17,919	4.06	1,731,710	16,456	3.78
Residential real estate loans, including mortgage loans held for sale	1,210,686	11,541	3.78	1,080,302	10,386	3.82
Consumer loans	329,689	3,604	4.34	341,829	3,340	3.89
Total loans	3,291,997	33,064	3.98	3,153,841	30,182	3.81
Cash, federal funds sold and short-term investments	61,390	197	1.27	88,414	93	0.42
FHLBB stock	44,057	467	4.21	37,933	288	3.02
Taxable debt securities	751,735	4,655	2.46	497,738	3,024	2.42
Nontaxable debt securities	4,287	65	6.02	22,038	336	6.07
Total debt securities	756,022	4,720	2.48	519,776	3,360	2.57
Total interest-earning assets	4,153,466	38,448	3.67	3,799,964	33,923	3.55
Noninterest-earning assets	248,070			262,724
Total assets	$4,401,536			$4,062,688
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$46,352	$30	0.26	$39,865	$13	0.13
NOW accounts	442,166	68	0.06	402,307	51	0.05
Money market accounts	680,755	642	0.37	709,549	487	0.27
Savings accounts	366,177	56	0.06	352,032	52	0.06
Time deposits (in-market)	565,402	1,566	1.10	552,576	1,408	1.01
Wholesale brokered time deposits	404,953	1,473	1.44	310,740	1,099	1.41
FHLBB advances	837,300	3,816	1.81	690,843	2,641	1.52
Junior subordinated debentures	22,681	159	2.78	22,681	125	2.19
Other	1	—	—	53	1	7.51
Total interest-bearing liabilities	3,365,787	7,810	0.92	3,080,646	5,877	0.76
Non-interest bearing demand deposits	567,737			520,439
Other liabilities	55,150			69,370
Shareholders’ equity	412,862			392,233
Total liabilities and shareholders’ equity	$4,401,536			$4,062,688
Net interest income		$30,638			$28,046
Interest rate spread			2.75			2.79
Net interest margin			2.93			2.94

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2017	2016
Commercial loans	$555	$549
Nontaxable debt securities	24	118
Total	$579	$667

Nine months ended September 30,	2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$1,047,831	$29,174	3.72	$1,011,327	$26,569	3.51
Construction & development	129,104	3,650	3.78	110,914	2,806	3.38
Commercial & industrial	579,881	19,448	4.48	587,098	20,470	4.66
Commercial loans	1,756,816	52,272	3.98	1,709,339	49,845	3.90
Residential real estate loans, including mortgage loans held for sale	1,175,563	33,497	3.81	1,045,532	30,521	3.90
Consumer loans	332,245	10,391	4.18	342,735	10,044	3.91
Total loans	3,264,624	96,160	3.94	3,097,606	90,410	3.90
Cash, federal funds sold and short-term investments	59,357	457	1.03	75,627	227	0.40
FHLBB stock	44,015	1,293	3.93	31,774	729	3.06
Taxable debt securities	760,308	14,208	2.50	418,034	7,881	2.52
Nontaxable debt securities	7,602	347	6.10	27,939	1,276	6.10
Total debt securities	767,910	14,555	2.53	445,973	9,157	2.74
Total interest-earning assets	4,135,906	112,465	3.64	3,650,980	100,523	3.68
Noninterest-earning assets	238,050			250,019
Total assets	$4,373,956			$3,900,999
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$52,564	$37	0.09	$44,490	$34	0.10
NOW accounts	433,435	176	0.05	397,329	161	0.05
Money market accounts	715,386	1,881	0.35	735,324	1,461	0.27
Savings accounts	361,904	158	0.06	339,616	148	0.06
Time deposits (in-market)	559,938	4,443	1.06	544,441	4,067	1.00
Wholesale brokered time deposits	398,349	4,233	1.42	303,442	3,188	1.40
FHLBB advances	828,775	10,669	1.72	577,501	7,106	1.64
Junior subordinated debentures	22,681	446	2.63	22,681	356	2.10
Other	13	1	10.28	66	4	8.10
Total interest-bearing liabilities	3,373,045	22,044	0.87	2,964,890	16,525	0.74
Demand deposits	546,393			488,767
Other liabilities	49,721			61,555
Shareholders’ equity	404,797			385,787
Total liabilities and shareholders’ equity	$4,373,956			$3,900,999
Net interest income		$90,421			$83,998
Interest rate spread			2.77			2.94
Net interest margin			2.92			3.07

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2017	2016
Commercial loans	$1,657	$1,657
Nontaxable debt securities	122	451
Total	$1,779	$2,108

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three months ended			Nine months
	September 30, 2017 vs. 2016			September 30, 2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial mortgages	($472)	$1,019	$547	$990	$1,615	$2,605
Construction & development	441	173	614	492	352	844
Commercial & industrial	285	17	302	(243)	(779)	(1,022)
Total commercial loans	254	1,209	1,463	1,239	1,188	2,427
Residential real estate loans, including mortgage loans held for sale	1,236	(81)	1,155	3,722	(746)	2,976
Consumer loans	(122)	386	264	(316)	663	347
Cash, federal funds sold and other short-term investments	(36)	140	104	(58)	288	230
FHLBB stock	52	127	179	325	239	564
Taxable debt securities	1,572	59	1,631	6,397	(70)	6,327
Nontaxable debt securities	(269)	(2)	(271)	(928)	(1)	(929)
Total interest income	2,687	1,838	4,525	10,381	1,561	11,942
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	2	15	17	6	(3)	3
NOW accounts	6	11	17	15	—	15
Money market accounts	(20)	175	155	(38)	458	420
Savings accounts	4	—	4	10	—	10
Time deposits (in-market)	32	126	158	122	254	376
Wholesale brokered time deposits	346	28	374	1,002	43	1,045
FHLBB advances	613	562	1,175	3,210	353	3,563
Junior subordinated debentures	—	34	34	—	90	90
Other	—	(1)	(1)	(4)	1	(3)
Total interest expense	983	950	1,933	4,323	1,196	5,519
Net interest income	$1,704	$888	$2,592	$6,058	$365	$6,423

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

Loan loss provisions charged to earnings totaled $1.3 million and $2.4 million, respectively, for the three and nine months ended September 30, 2017, compared to $1.8 million and $2.8 million, respectively, for the same periods in 2016. These provisions were based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with changes in the loan portfolio.

For the three and nine months ended September 30, 2017, net charge-offs amounted to $654 thousand and $1.1 million, respectively, compared to net charge-offs of $2.0 million and $4.2 million, respectively, for the three and nine months ended September 30, 2016.

The allowance for loan losses was $27.3 million, or 0.82% of total loans, at September 30, 2017, compared to $26.0 million, or 0.80% of total loans, at December 31, 2016, largely reflecting an increase in specific reserves on impaired loans.

See additional discussion under the caption “Asset Quality” below for further information on the allowance for loan losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2017	2016	$	%	2017	2016	$	%
Noninterest income:
Wealth management revenues	$10,013	$9,623	$390	4%	$29,432	$28,278	$1,154	4%
Mortgage banking revenues	3,036	3,734	(698)	(19)	8,295	8,642	(347)	(4)
Service charges on deposit accounts	942	915	27	3	2,726	2,757	(31)	(1)
Card interchange fees	894	870	24	3	2,598	2,527	71	3
Income from bank-owned life insurance	546	521	25	5	1,624	2,110	(486)	(23)
Loan related derivative income	1,452	1,178	274	23	2,744	2,331	413	18
Equity in earnings (losses) of unconsolidated subsidiaries	(89)	(88)	(1)	(1)	(266)	(265)	(1)	—
Other income	489	508	(19)	(4)	1,446	1,429	17	1
Total noninterest income	$17,283	$17,261	$22	—%	$48,599	$47,809	$790	2%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2017	2016	$	%	2017	2016	$	%
Wealth management revenues:
Trust and investment management fees	$9,101	$8,358	$743	9%	$26,400	$24,618	$1,782	7%
Mutual fund fees	690	812	(122)	(15)	2,039	2,467	(428)	(17)
Asset-based revenues	9,791	9,170	621	7	28,439	27,085	1,354	5
Transaction-based revenues	222	453	(231)	(51)	993	1,193	(200)	(17)
Total wealth management revenues	$10,013	$9,623	$390	4%	$29,432	$28,278	$1,154	4%

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2017	2016	2017	2016
Wealth management assets under administration:
Balance at the beginning of period	$6,403,501	$5,905,019	$6,063,293	$5,844,636
Net investment appreciation & income	270,549	192,518	653,896	286,354
Net client asset flows	(86,151)	(40,678)	(129,290)	(74,131)
Balance at the end of period	$6,587,899	$6,056,859	$6,587,899	$6,056,859

Wealth management revenues for the three and nine months ended September 30, 2017 increased by $390 thousand and $1.2 million, respectively, from the comparable periods in 2016, primarily due to increases in asset-based revenues. Assets under administration stood at $6.6 billion at September 30, 2017, up by $531 million, or 9%, from a year ago, reflecting financial market appreciation.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2017	2016	$	%	2017	2016	$	%
Mortgage banking revenues:
Gains and commissions on loan sales (1)	$2,952	$3,744	($792)	(21)%	$8,004	$8,682	($678)	(8)%
Loan servicing fee income, net (2)	84	(10)	94	940	291	(40)	331	828
Total mortgage banking revenues	$3,036	$3,734	($698)	(19)%	$8,295	$8,642	($347)	(4)%

Loans sold to the secondary market	$147,331	$164,183	($16,852)	(10)%	$391,687	$409,187	($17,500)	(4)%

(1)	Includes gains on loan sales and commissions on loans originated for others, servicing right gains and fair value adjustments on loans held for sale and forward loan commitments.

(2)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.

For the three and nine months ended September 30, 2017, mortgage banking revenues decreased by $698 thousand and $347 thousand, respectively, from the comparable periods in 2016, reflecting a lower volume of mortgage loans sold to the secondary market and a general decline in sales prices in the secondary market. The declines were partially offset by higher levels of loan servicing fee income, which reflected growth in the balances of residential mortgage loans serviced for others.

Income from BOLI for the three and nine months ended September 30, 2017 increased modestly and decreased by$486 thousand, respectively, compared to the same periods in 2016. The nine-month period comparison decrease was primarily due to a $589 thousand gain that was recognized in the second quarter of 2016 resulting from the receipt of tax-exempt life insurance proceeds.

Loan related derivative income for the three and nine months ended September 30, 2017 increased by $274 thousand and $413 thousand, respectively, from the comparable periods in 2016. This income source includes market value portfolio adjustments and volume related derivative execution fee income.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three months				Nine months
			Change				Change
Periods ended September 30,	2017	2016	$	%	2017	2016	$	%
Noninterest expenses:
Salaries and employee benefits	$17,251	$16,908	$343	2%	$51,404	$50,693	$711	1%
Net occupancy	1,928	1,766	162	9	5,662	5,376	286	5
Equipment	1,380	1,648	(268)	(16)	4,160	4,652	(492)	(11)
Outsourced services	1,793	1,254	539	43	4,960	3,911	1,049	27
Legal, audit and professional fees	534	691	(157)	(23)	1,732	1,982	(250)	(13)
FDIC deposit insurance costs	308	504	(196)	(39)	1,258	1,488	(230)	(15)
Advertising and promotion	416	370	46	12	1,015	1,055	(40)	(4)
Amortization of intangibles	253	321	(68)	(21)	787	966	(179)	(19)
Debt prepayment penalties	—	—	—	—	—	431	(431)	(100)
Change in fair value of contingent consideration	—	(939)	939	100	(310)	(898)	588	65
Other	2,891	2,127	764	36	7,678	6,474	1,204	19
Total noninterest expense	$26,754	$24,650	$2,104	9%	$78,346	$76,130	$2,216	3%

Noninterest Expense Analysis
Equipment expense for the three and nine months ended September 30, 2017 decreased by $268 thousand and $492 thousand, respectively, from the same periods in 2016. Outsourced services for the three and nine months ended September 30, 2017 increased by $539 thousand and $1.0 million, respectively, from the same periods in 2016. Both the decline in equipment expense and the increase in outsourced services reflects the expansion of services provided by third party vendors.

Prepayment of $10.0 million of FHLBB advances in March 2016 resulted in the recognition of $431 thousand of debt prepayment penalty expense in the first quarter of 2016. There were no prepayments of advances in 2017.

The Corporation recognized reductions to noninterest expenses of $310 thousand in the first quarter of 2017 and $939 thousand in the third quarter of 2016, resulting from the downward adjustment in the fair value of a contingent consideration liability. As part of the consideration to acquire Halsey, a contingent consideration liability was initially recorded at fair value in August 2015 representing the estimated present value of future earn-outs to be paid based on the future revenue growth of Halsey during the 5-year period following the acquisition. This contingent consideration liability is remeasured at each reporting period taking into consideration changes in probability estimates regarding the likelihood of Halsey achieving revenue growth targets during the earn-out period. Actual revenue growth was below the assumed levels at the time of the initial estimate, largely due to downturns in the equity markets during a portion of the earn-out period. As a result, the Corporation reduced the estimated liability with a corresponding reduction in noninterest expenses.

Other expenses for the three and nine months ended September 30, 2017 increased by $764 thousand and $1.2 million, respectively, from the same periods in 2016. Included in other expenses for the three months ended September 30, 2017 was a charge of approximately $570 thousand associated with an isolated external fraud matter. Earlier in 2017, a customer of the Bank reported that two checks that were mailed by the customer to a vendor were altered to change the payee on the checks and increase the amount of one of the checks. The checks were diverted and deposited by an unknown party at another bank. The altered checks then passed through the banking system in a routine manner and were charged against the customer’s account at the Bank. The Bank has reimbursed its customer for the amount inappropriately charged against the customer’s account. Despite demand by Washington Trust, the other bank has refused to return funds since Washington Trust notified them of the event several months ago. The Bank is currently pursuing legal action against the other bank to recover the lost funds, which represents the charge of approximately $570 thousand recognized in the third quarter of 2017. At this time, the Bank is unable to determine the eventual outcome of this action. No employee or customer of the Bank was involved in the fraudulent activity. Excluding this charge, other expenses for the three and nine months ended September 30, 2017, increased by $194 thousand and $636 thousand, respectively. The nine-month period comparison increase was primarily due to the recognition of $455 thousand in costs associated with software application system implementations and a goodwill impairment charge of $150 thousand recognized on a small broker-dealer subsidiary. See Note 7 to the Unaudited Consolidated Financial Statements for additional disclosure related to the goodwill impairment.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2017	2016	2017	2016
Income tax expense	$6,326	$5,863	$18,552	$16,500
Effective income tax rate	32.8%	32.2%	32.8%	32.5%

The effective income tax rates differed from the federal rate of 35.0% due largely to the benefits of tax-exempt income, income from BOLI and federal tax credits.

Effective January 1, 2017, Washington Trust adopted Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU"). Under this ASU, excess tax benefits on the settlement of share-based awards are recognized as a reduction to income tax expense in the period that they occur. For the three and nine months ended September 30, 2017, the Corporation recognized excess tax benefits on the settlement of share-based awards totaling $64 thousand and $414 thousand, respectively. Prior to 2017, excess tax benefits on the settlement of share-based awards were recognized as additional paid in capital in shareholders' equity and did not impact income tax expense or the effective tax rate.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	September 30, 2017	December 31, 2016	$	%
Total securities	$727,596	$755,545	($27,949)	(4%)
Total loans	3,323,078	3,234,371	88,707	3
Allowance for loan losses	27,308	26,004	1,304	5
Total assets	4,469,230	4,381,115	88,115	2
Total deposits	3,157,081	3,063,752	93,329	3
FHLBB advances	814,045	848,930	(34,885)	(4)
Total shareholders’ equity	414,228	390,804	23,424	6

Total assets stood at $4.5 billion at September 30, 2017, up by $88.1 million from the end of 2016, reflecting increases in total loans and cash and due from banks balances, partially offset by a decline in the investment securities portfolio.

In the nine months ended September 30, 2017, total deposits increased by $93.3 million, or 3%, primarily due to increases in time deposits, demand deposits and NOW account balances. FHLBB advances totaled $814.0 million, down by $34.9 million, or 4%, from December 31, 2016, due to growth in deposits.

Shareholders’ equity amounted to $414.2 million at September 30, 2017, up by $23.4 million from the balance at the end of 2016.  Capital levels continue to exceed the regulatory minimum levels to be considered well-capitalized, with a total risk-based capital ratio of 12.53% at September 30, 2017, compared to 12.26% at December 31, 2016. See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2017 and December 31, 2016, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$119,125	17%	$108,440	15%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	561,670	78	588,085	79
Obligations of states and political subdivisions	3,163	—	14,485	2
Individual name issuer trust preferred debt securities	26,388	4	26,736	4
Corporate bonds	4,009	1	2,166	—
Total securities available for sale	$714,355	100%	$739,912	100%

(Dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$13,241	100%	$15,633	100%
Total securities held to maturity	$13,241	100%	$15,633	100%

The securities portfolio stood at $727.6 million as of September 30, 2017, or 16% of total assets, compared to $755.5 million as of December 31, 2016, or 17% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As of September 30, 2017 and December 31, 2016, the net unrealized loss position on securities available for sale and held to maturity amounted to $5.3 million and $10.5 million, respectively, and included gross unrealized losses of $10.5 million and

$15.8 million, respectively.  As of September 30, 2017, the gross unrealized losses were concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and were primarily attributable to relative changes in interest rates since the time of purchase. Management evaluated the impairment status of these debt securities and concluded that the gross unrealized losses were temporary in nature.

As of September 30, 2017, Washington Trust owns trust preferred security holdings of six individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	September 30, 2017				Credit Ratings
					September 30, 2017		Form 10-Q Filing Date
Named Issuer (parent holding company)	(i)	Amortized Cost	Fair Value	Unrealized Losses	Moody’s	S&P	Moody’s	S&P
JPMorgan Chase & Co.	2	$9,796	$9,236	($560)	Baa2	BBB-	Baa2	BBB-
Bank of America Corporation	2	4,814	4,609	(205)	Ba1 (ii)	BB+ (ii)	Ba1 (ii)	BB+ (ii)
Wells Fargo & Company	2	5,168	4,959	(209)	A1/Baa1	BBB+/BBB	A1/Baa1	BBB+/BBB
SunTrust Banks, Inc.	1	4,180	3,929	(251)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,989	1,870	(119)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,950	1,785	(165)	Baa2	BB (ii)	Baa2	BB (ii)
Totals	9	$27,897	$26,388	($1,509)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between September 30, 2017 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

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

Loans
Total loans amounted to $3.3 billion at September 30, 2017, up by $88.7 million, or 3%, from the end of 2016, reflecting increases in the commercial loan portfolio and the residential real estate loan portfolio.

Commercial Loans
The commercial loan portfolio represented 54% of total loans at September 30, 2017.

In making commercial loans, we may occasionally solicit the participation of other banks. Washington Trust also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $381.4 million and $391.0 million, respectively, at September 30, 2017 and December 31, 2016. Our participation in commercial loans originated by other banks also includes shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
Commercial real estate loans totaled $1.2 billion at September 30, 2017, up by $16.2 million, or 1%, from the balance at December 31, 2016. The growth in commercial real estate loans was largely due to business cultivation efforts with new and existing borrowers, with an emphasis on larger loan balances to borrowers or groups of related borrowers. Included in commercial real estate loans were construction and development loans of $126.3 million and $121.4 million, respectively, as of September 30, 2017 and December 31, 2016.

As of September 30, 2017, shared national credit balances outstanding included in the commercial real estate loan portfolio totaled $33.6 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

Commercial real estate loans are secured by a variety of property types, with 89% of the total at September 30, 2017 composed of office buildings, retail facilities, multi-family dwellings, lodging, commercial mixed use properties and healthcare facilities. The average loan balance outstanding in the portfolio was $2.3 million and the largest individual commercial real estate loan outstanding was $26.5 million as of September 30, 2017.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,136,168	94%	$1,105,539	93%
New York, New Jersey, Pennsylvania	62,956	5	77,038	6
New Hampshire	12,668	1	12,980	1
Total	$1,211,792	100%	$1,195,557	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $588.3 million at September 30, 2017, up by $12.2 million, or 2%, from the balance at December 31, 2016.

As of September 30, 2017, shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $65.3 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

The commercial and industrial loan portfolio includes loans to a variety of business types.  Approximately 82% of the total is composed of health care/social assistance, owner occupied and other real estate, manufacturing, retail trade, educational services, professional, scientific and technical, transportation and warehousing, entertainment and finance and insurance services. The average loan balance outstanding in the portfolio was $516 thousand and the largest individual commercial and industrial loan outstanding was $20.8 million as of September 30, 2017.

Residential Real Estate Loans
The residential real estate loan portfolio represented 36% of total loans at September 30, 2017.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2017	2016	2017	2016
Originations for retention in portfolio	$90,378	$90,308	$243,079	$191,934
Originations for sale to the secondary market (1)	143,112	170,673	390,044	415,174
Total	$233,490	$260,981	$633,123	$607,108

(1)	Also includes loans originated in a broker capacity.

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2017	2016	2017	2016
Loans sold with servicing rights retained	$37,823	$44,611	$89,589	$116,869
Loans sold with servicing rights released (1)	109,508	119,572	302,098	292,318
Total	$147,331	$164,183	$391,687	$409,187

(1)	Also includes loans originated in a broker capacity.

Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.5 million as of September 30, 2017, essentially unchanged from the balance as of December 31, 2016. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $549.6 million and $522.8 million, respectively, as of September 30, 2017 and December 31, 2016.

Residential real estate loans held in portfolio amounted to $1.2 billion at September 30, 2017, up by $72.8 million, or 6%, from the balance at December 31, 2016. Included in the residential real estate loan portfolio were purchased residential mortgage balances totaling $113.3 million and $128.9 million, respectively, as of September 30, 2017 and December 31, 2016.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,179,112	98.6%	$1,106,366	98.6%
New Hampshire, Vermont, Maine	12,085	1.0	11,445	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	2,187	0.2	2,648	0.2
Ohio	884	0.1	997	0.1
Other	1,269	0.1	1,292	0.1
Total	$1,195,537	100.0%	$1,122,748	100.0%

Consumer Loans
The consumer loan portfolio represented 10% of total loans at September 30, 2017.

Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft. The consumer loan portfolio totaled $327.4 million at September 30, 2017, down by $12.5 million, or 4%, from December 31, 2016.

Home equity lines and home equity loans represented 90% of the total consumer portfolio at September 30, 2017. The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $23.1 million and $27.7 million, respectively, at September 30, 2017 and December 31, 2016.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Sep 30, 2017	Dec 31, 2016
Nonaccrual loans:
Commercial mortgages	$5,887	$7,811
Commercial construction & development	—	—
Commercial & industrial	429	1,337
Residential real estate mortgages	11,699	11,736
Consumer	496	1,174
Total nonaccrual loans	18,511	22,058
Property acquired through foreclosure or repossession, net	1,038	1,075
Total nonperforming assets	$19,549	$23,133

Nonperforming assets to total assets	0.44%	0.53%
Nonperforming loans to total loans	0.56%	0.68%
Total past due loans to total loans	0.49%	0.76%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the nine months ended September 30, 2017, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status. In addition, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2017.

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2017				December 31, 2016
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$5,887	$—	$5,887	0.54%	$7,807	$4	$7,811	0.73%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	426	3	429	0.07	745	592	1,337	0.23
Residential real estate mortgages	4,524	7,175	11,699	0.98	6,193	5,543	11,736	1.05
Consumer	72	424	496	0.15	768	406	1,174	0.35
Total nonaccrual loans	$10,909	$7,602	$18,511	0.56%	$15,513	$6,545	$22,058	0.68%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of September 30, 2017, the composition of nonaccrual loans was 34% commercial and 66% residential and consumer, compared to 41% and 59%, respectively, at December 31, 2016.

As of September 30, 2017, nonaccrual commercial mortgage loans were composed of two borrower relationships totaling $5.9 million, down by $1.9 million, from the balance at December 31, 2016.

The largest nonaccrual commercial mortgage relationship as of September 30, 2017 consisted of one loan with a carrying value of $3.1 million, net of charge-offs. Prior to 2017, charge-offs totaling $984 thousand were recognized on this loan. As a result of the continued deterioration in the financial condition of the borrower and changes in the value of the underlying collateral, the Corporation recognized charge-offs on this loan totaling $773 thousand in the nine months ended September 30, 2017. This loan was previously modified in a troubled debt restructuring and has been on nonaccrual status since the third quarter of 2014. This loan is secured by commercial mixed use property in Connecticut and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $300 thousand loss allocation was deemed necessary at September 30, 2017.

The second largest nonaccrual commercial mortgage relationship as of September 30, 2017 consisted of two loans with a carrying value of $2.8 million, net of charge-offs. Prior to 2017, charge-offs totaling $5.5 million were recognized on this relationship. During the second quarter of 2017, one of the loans in this relationship with a carrying value of $986 thousand was sold at a nominal gain. In the third quarter of 2017, a charge-off of $162 thousand was recognized on this relationship. This relationship was previously modified in a troubled debt restructuring and has been on nonaccrual status since the third quarter of 2016. This relationship is secured by mixed use properties in Connecticut and is collateral dependent. Based on the estimated fair value of the underlying collateral, a loss allocation of $633 thousand was deemed necessary at September 30, 2017.

Nonaccrual residential real estate mortgage loans amounted to $11.7 million at September 30, 2017, essentially unchanged from the end of 2016. As of September 30, 2017, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential real estate loans at September 30, 2017 were five loans purchased for portfolio and serviced by others amounting to $1.5 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$5,887	0.54%	$8,708	0.81%
Commercial construction & development	—	—	—	—
Commercial & industrial	455	0.08	1,154	0.20
Residential real estate mortgages	7,802	0.65	12,226	1.09
Consumer loans	2,303	0.70	2,334	0.69
Total past due loans	$16,447	0.49%	$24,422	0.76%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of September 30, 2017, the composition of past due loans, loans past due 30 days or more, was 39% commercial and 61% residential and consumer, compared to 40% and 60%, respectively at December 31, 2016.

Total past due loans as of September 30, 2017 and December 31, 2016 included nonaccrual loans of $13.2 million and $18.6 million, respectively. All loans 90 days or more past due at September 30, 2017 and December 31, 2016 were classified as nonaccrual.

Troubled Debt Restructurings
Loans are considered restructured in a troubled debt restructuring when the Corporation has granted concessions, that it otherwise would not have considered, to a borrower experiencing financial difficulties.  These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest.  The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection.

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan.  Loans that are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

As of September 30, 2017, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)	Sep 30, 2017	Dec 31, 2016
Accruing troubled debt restructured loans:
Commercial mortgages	$772	$1,965
Commercial & industrial	5,362	5,761
Residential real estate mortgages	371	3,925
Consumer	131	106
Accruing troubled debt restructured loans	6,636	11,757
Nonaccrual troubled debt restructured loans:
Commercial mortgages	5,886	7,807
Commercial & industrial	427	1,177
Residential real estate mortgages	533	1,384
Consumer	14	110
Nonaccrual troubled debt restructured loans	6,860	10,478
Total troubled debt restructured loans	$13,496	$22,235

The allowance for loans losses included specific reserves for troubled debt restructurings of $1.1 million and $567 thousand, respectively, at September 30, 2017 and December 31, 2016.

Approximately 70% of the balance of accruing troubled debt restructured loans at September 30, 2017 was concentrated in one commercial and industrial loan with a carrying value of $4.7 million. This loan was restructured in 2016 and included a below-market rate concession and interest only payments for a temporary period. This loan is current with respect to payment terms at September 30, 2017.

Approximately 85% of the balance of nonaccrual troubled debt restructured loans at September 30, 2017 consisted of two commercial mortgage borrower relationships. Both of these relationships were restructured in 2013 and included modifications of certain payment terms and a below-market rate concession for a temporary period. See additional disclosure regarding these two nonaccrual commercial mortgage relationships above under the caption “Nonaccrual Loans.”

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2017 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $10.1 million in potential problem loans at September 30, 2017, compared to $6.8 million at December 31, 2016. The balance of potential problem loans at September 30, 2017 was primarily composed of two commercial and industrial relationships totaling $9.2 million. Management considers both of these relationships to be well-secured. In addition, both relationships were current with respect to payment terms at September 30, 2017. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at September 30, 2017 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Sep 30, 2017	Dec 31, 2016
Collateral dependent impaired loans (1)	$16,077	$24,238
Impaired loans measured on discounted cash flow method (2)	9,070	9,577
Total impaired loans	$25,147	$33,815

(1)	Net of partial charge-offs of $4.1 million and $5.6 million, respectively, at September 30, 2017 and December 31, 2016.

(2)	Net of partial charge-offs of $84 thousand and $21 thousand, respectively, at September 30, 2017 and December 31, 2016.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	September 30, 2017			December 31, 2016
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$25,147	$1,145	4.55%	$33,815	$606	1.79%
Loans collectively evaluated for impairment	3,297,931	26,163	0.79	3,200,556	25,398	0.79
Total	$3,323,078	$27,308	0.82%	$3,234,371	$26,004	0.80%

Loan loss provisions totaling $1.3 million and $2.4 million, respectively, were charged to earnings for the three and nine months ended September 30, 2017, compared to $1.8 million and $2.8 million, respectively, for the same periods in 2016. These provisions were based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with changes in the loan portfolio.

For the three and nine months ended September 30, 2017, net charge-offs were $654 thousand and $1.1 million, respectively. Net charge-offs for the three and nine months ended September 30, 2016 amounted to $2.0 million and $4.2 million, respectively. A significant portion of the charge-offs recognized in 2016 and 2017 were recognized on the two nonaccrual commercial mortgage relationships discussed above under the caption “Nonaccrual Loans.”

As of September 30, 2017, the allowance for loan losses was $27.3 million, or 0.82% of total loans, compared to $26.0 million, or 0.80% of total loans, at December 31, 2016, largely reflecting an increase in specific reserves on impaired loans.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The total allowance is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$11,682	33%	$9,971	33%
Construction & development	1,105	4	1,195	4
Commercial & industrial	6,652	17	6,992	18
Residential real estate:
Mortgage	5,360	35	5,077	34
Homeowner construction	80	1	175	1
Consumer	2,429	10	2,594	10
Balance at end of period	$27,308	100%	$26,004	100%

(1)	Percentage of loans within the respective category to total loans outstanding.

Sources of Funds
Our sources of funds include deposits, brokered time deposits, FHLBB advances, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

Deposits
Washington Trust offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue.

Washington Trust is a participant in the Insured Cash Sweep (“ICS”) program, Demand Deposit Marketplace (“DDM”) program, and the Certificate of Deposit Account Registry Service (“CDARS”) program. Washington Trust uses these deposit sweep services to place customer funds into interest-bearing demand accounts, money market accounts, and/or time deposits issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. ICS, DDM and CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market wholesale brokered deposits.

Total deposits amounted to $3.2 billion at September 30, 2017, up by $93.3 million, or 3%, from December 31, 2016. This included an increase of $3.5 million of out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $89.8 million, or 3%, from the balance at December 31, 2016.

Demand deposits amounted to $621.3 million at September 30, 2017, up by $35.3 million, or 6%, from the balance at December 31, 2016. NOW account balances increased by $20.4 million, or 5%, from December 31, 2016 and amounted to $448.1 million at September 30, 2017. The increases in demand deposits and NOW account balances reflected growth in both new and existing depositor relationships.

Savings accounts increased by $9.5 million, or 3%, from December 31, 2016 and totaled $367.9 million at September 30, 2017.

Money market accounts amounted to $716.8 million at September 30, 2017, down by $13.2 million, or 2%, from December 31, 2016.

Time deposits were $1.0 billion at September 30, 2017, up by $41.3 million, or 4%, from December 31, 2016.  Included in time deposits at September 30, 2017 were out-of-market wholesale brokered time deposits of $415.8 million, which were up by $3.5 million from the balance at December 31, 2016. Excluding out-of-market brokered time deposits, in-market time deposits totaled $587.2 million at September 30, 2017, up by $37.8 million, or 7%, from December 31, 2016, reflecting growth in promotional time deposits.

FHLBB Advances
FHLBB advances are used to meet short-term liquidity needs and also to fund additions to the securities portfolio and loan growth. FHLBB advances totaled $814.0 million at September 30, 2017, down by $34.9 million from the balance at the end of 2016, due to growth in deposits.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 61% of total average assets in the nine months ended September 30, 2017.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the nine months ended September 30, 2017.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

Net cash provided by operating activities amounted to $43.6 million for the nine months ended September 30, 2017, which was generated by net income of $37.9 million and adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $59.2 million for the nine months ended September 30, 2017, reflecting outflows to fund growth in loans and purchase investment securities, net of inflows from principal paydowns, maturities and calls of debt securities. For the nine months ended September 30, 2017, net cash provided by financing activities amounted to $39.1 million, due to deposit inflows, partially offset by net outflows associated with FHLBB advances and the payment of dividends to shareholders. See the Corporation’s Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $414.2 million at September 30, 2017, up by $23.4 million from December 31, 2016, including net income of $37.9 million, partially offset by $20.0 million for dividend declarations.

The ratio of total equity to total assets amounted to 9.27% at September 30, 2017 compared to a ratio of 8.92% at December 31, 2016.  Book value per share at September 30, 2017 and December 31, 2016 amounted to $24.06 and $22.76, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of September 30, 2017, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2017 and December 31, 2016, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2017 and December 31, 2016.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2017		December 31, 2016
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.42)%	(7.61)%	(2.93)%	(6.54)%
100 basis point rate increase	3.04	2.76	2.21	1.74
200 basis point rate increase	7.38	8.07	5.13	4.99
300 basis point rate increase	11.76	13.52	8.08	8.35

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

The relative changes in interest rate sensitivity from December 31, 2016 to September 30, 2017 as shown in the above table were attributable to several factors, including a higher absolute level of market interest rates and an increase in rate sensitivity primarily attributable to an increase in the proportion of variable rate commercial loans within the portfolio. Variable rate assets reprice more quickly and by a greater amount than repricing of deposit costs, particularly in a falling rate environment where many deposit rates are at or near their floors.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2017 and December 31, 2016 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$2,152	($9,771)
Obligations of states and political subdivisions	2	(3)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	15,302	(54,823)
Trust preferred debt and other corporate debt securities	(55)	83
Total change in market value as of September 30, 2017	$17,401	($64,514)
Total change in market value as of December 31, 2016	$14,906	($79,508)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2017.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
3.4	Amended and Restated By-laws of the Registrant - Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated October 25, 2017. (1)
10.1	Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan for employees – Filed herewith (2)
10.2	Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed herewith (2)
10.3	Form of Restricted Stock Units Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan for employees – Filed herewith (2)
10.4	Form and terms of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan for employees – Filed herewith (2)
10.5	Form and terms of Performance Share Unit Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed herewith (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 6, 2017	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 6, 2017	By:	/s/ David V. Devault
David V. Devault
Vice Chair, Secretary and Chief Financial Officer
(principal financial officer)

Date:	November 6, 2017	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller
(principal accounting officer)

Exhibit Index

Exhibit Number
3.4	Amended and Restated By-laws of the Registrant - Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated October 25, 2017. (1)
10.1	Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan for employees – Filed herewith (2)
10.2	Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed herewith (2)
10.3	Form of Restricted Stock Units Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan for employees – Filed herewith (2)
10.4	Form and terms of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan for employees – Filed herewith (2)
10.5	Form and terms of Performance Share Unit Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed herewith (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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