Form 10-K
period 2017-12-31
WASHINGTON TRUST BANCORP INC
filed 2018-02-27
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2017 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 BROAD STREET, WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     401-348-1200
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.0625 PAR VALUE PER SHARE	THE NASDAQ STOCK MARKET LLC
(Title of each class)	(Name of each exchange on which registered)
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2017 was $765,680,957 based on a closing sales price of $51.55 per share as reported on the NASDAQ Market, which includes $22,467,009 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of January 31, 2018 was 17,232,468.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 13, 2018 for the Annual Meeting of Shareholders to be held on April 24, 2018 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2017

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

PART I

ITEM 1.  Business.

Washington Trust Bancorp, Inc.
Washington Trust Bancorp, Inc. (the “Bancorp”), a publicly-owned registered bank holding company that has elected to be a financial holding company, was organized in 1984 under the laws of the state of Rhode Island.  The Bancorp’s common stock trades on the NASDAQ Market under the symbol WASH. The Bancorp owns all of the outstanding common stock of The Washington Trust Company, of Westerly (the “Bank”), a Rhode Island chartered commercial bank founded in 1800.  The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Bancorp.  See additional information under the caption “Subsidiaries.”

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

The accounting and reporting policies of Washington Trust conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  At December 31, 2017, Washington Trust had total assets of $4.5 billion, total deposits of $3.2 billion and total shareholders’ equity of $413.3 million.

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

Commercial Banking
Lending Activities
Washington Trust’s total loan portfolio amounted to $3.4 billion, or 74% of total assets, at December 31, 2017. The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount, and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds, and government regulations.

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

Commercial Loans
The commercial loan portfolio represented 54% of total loans at December 31, 2017. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks. Washington Trust also participates from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits, which as of December 31, 2017 are defined as participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Commercial loans fall into two major categories: commercial real estate and commercial and industrial loans.

Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial real estate loans frequently involve larger loan balances to single borrowers or groups of related borrowers. The Bank’s commercial real estate loans are secured by a variety of property types, such as office buildings, retail facilities, multi-family dwellings, lodging, commercial mixed use, industrial and warehouse properties and healthcare facilities. At December 31, 2017, commercial real estate loans represented 66% and 36%, respectively, of the commercial loan and total loan portfolios.

Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loan portfolio is also collateralized by real estate.  Commercial and industrial loans also include tax exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. The Bank’s commercial and industrial loan portfolio includes loans to business sectors such as health care/social assistance, owner occupied and other real estate, manufacturing, retail trade, educational services, professional, scientific and technical, transportation and warehousing, entertainment and recreation, finance and insurance, other services, construction businesses and public administration. At December 31, 2017, commercial and industrial loans represented 34% and 18%, respectively, of the commercial loan and total loan portfolios.

Residential Real Estate Loans
Washington Trust originates residential real estate mortgages through our residential mortgage lending offices in eastern Massachusetts and Connecticut. Our mortgage origination business reaches beyond our bank branch network, which is primarily located in Rhode Island.

The residential real estate loan portfolio consists of mortgage and homeowner construction loans secured by one- to four-family residential properties and represented 36% of total loans at December 31, 2017.  Residential real estate loans are primarily originated by commissioned mortgage originator employees. Residential real estate loans are originated both for sale in the secondary market as well as for retention in the Bank’s loan portfolio.  Loan sales to the secondary market provide funds for additional lending and other banking activities.  Loans originated for sale in the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate loans are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In 2017, residential mortgage loan originations for retention in portfolio amounted to $318.7 million, while loans originated for sale in the secondary market, including loans originated in a broker capacity, totaled $533.9 million.

Also included in the residential real estate mortgage portfolio are purchased mortgage loans secured by one- to four-family residential properties in southern New England and other states. These loans were purchased from other financial institutions and were individually evaluated to Washington Trust’s underwriting standards. The purchased residential mortgage loan portfolio as of December 31, 2017 was largely secured by properties located in Massachusetts. At December 31, 2017, purchased residential mortgages represented 11% and 4%, respectively, of the total residential real estate mortgage and total loan portfolios.

Consumer Loans
The consumer loan portfolio represented 10% of total loans as of December 31, 2017.  Consumer loans include home equity loans and lines of credit and personal installment loans.  Home equity lines and home equity loans represent 90% of the total consumer portfolio at December 31, 2017.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

Washington Trust also purchases loans to individuals secured by general aviation aircraft. These loans are individually underwritten by us at the time of purchase using standards similar to those employed for self-originated consumer loans. At December 31, 2017, these purchased loans represented 7% and 1%, respectively, of the total consumer loan and total loan portfolios.

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

The credit risk management function is conducted independently of the lending groups. Credit risk management is responsible for oversight of the commercial loan rating system, conducting analyses to determine loss exposure and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio to ensure compliance with credit policy.  In addition, it is responsible for managing nonperforming and classified assets.  The criticized loan portfolio, which generally consists of commercial loans that are risk-rated special mention or worse, and other selected loans are monitored by credit risk management, focusing on the current status and strategies to improve the credit.  An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications.  This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.  Various techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans, along with selected targeted reviews within these portfolios.  Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio.  LTV is determined via statistical modeling analyses.  The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts.

The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function, including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees various systems and procedures performed by management for monitoring the credit quality of the loan portfolio, conducting a loan review program, maintaining the integrity of the loan rating system and determining the adequacy of the allowance for loan losses. The Audit Committee also approves the policy and methodology for establishing the allowance for loan losses. These committees report the results of their respective oversight functions to the Bank’s Board of Directors.  In addition, the Bank’s Board of Directors receives information concerning asset quality measurements and trends on a regular basis.

Deposit Activities
At December 31, 2017, total deposits amounted to $3.2 billion. Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of deposit products with a range of interest rates and terms to consumer, commercial, non-profit and municipal deposit customers.  Washington Trust’s deposit accounts consist of interest-bearing demand deposits, noninterest-bearing demand deposits, NOW accounts, savings accounts, money market accounts and time deposits.  A variety of retirement deposit accounts are offered to customers.  Additional deposit services provided to customers include debit cards, ATMs, telephone banking, internet banking, mobile banking, remote deposit capture and other cash management services. From time to time, brokered time deposits from out-of-market institutional sources are utilized as part of our overall funding strategy.

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

Wealth Management Services
Washington Trust provides a broad range of wealth management services to personal and institutional clients.  These services include investment management; financial planning; personal trust and estate services, including services as trustee, personal representative, custodian and guardian; and settlement of decedents’ estates.  Institutional trust services are also provided, including custody and fiduciary services.  Wealth management services are primarily provided through the Bank and its registered investment adviser subsidiaries.  See additional information under the caption “Subsidiaries.”

At December 31, 2017, wealth management assets under administration totaled $6.7 billion. These assets are not included in the Consolidated Financial Statements. Washington Trust’s wealth management revenues represented 21% of total revenues in 2017.  A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees and mutual fund fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

Investment Securities Portfolio
Washington Trust’s investment securities portfolio amounted to $793.5 million, or 18% of total assets, at December 31, 2017 and is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.  See Note 4 to the Consolidated Financial Statements for additional information.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  At December 31, 2017, the investment securities portfolio consisted of obligations of U.S. government-sponsored enterprises, including mortgage-backed securities; municipal securities; individual name issuer trust preferred debt securities; and corporate debt securities.

Investment activity is monitored by an Investment Committee, the members of which also sit on the Asset/Liability Committee (“ALCO”).  Asset and liability management objectives are the primary influence on the Corporation’s investment activities.  However, the Corporation also recognizes that there are certain specific risks inherent in investment portfolio activity.  The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies that provide limitations on specific risk factors such as market risk, credit risk and concentration, liquidity risk and operational risk to help monitor risks associated with investing in securities.  Reports on the activities conducted by Investment Committee and the ALCO are presented to the Board of Directors on a regular basis.

Wholesale Funding Activities
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank utilizes advances from the FHLB to meet short-term liquidity needs, and also to fund additions to the securities portfolio and loan growth.  As a member of the FHLB, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  At December 31, 2017, the Bank had advances payable to the FHLB of $791.4 million. In addition, the Bank had borrowing capacity remaining of $449.9 million, as well as a $40.0 million unused line of credit with the FHLB at December 31, 2017.  The Bank pledges certain qualified investment securities and loans as collateral to the FHLB. See Note 11 to the Consolidated Financial Statements for additional information.

Additional funding sources are available through the Federal Reserve Bank of Boston and in other forms of borrowing, such as securities sold under repurchase agreements. As noted above under the heading “Deposit Activities,” the Corporation also utilizes out-of-market brokered time deposits as part of its overall funding program.

Subsidiaries
The Bancorp’s subsidiaries include the Bank and Weston Securities Corporation (“WSC”).  In addition, the Bancorp also owns all of the outstanding common stock of WT Capital Trust I and WT Capital Trust II, special purpose finance entities formed with the sole purpose of issuing trust preferred debt securities and investing the proceeds in junior subordinated debentures of the Bancorp.  See Note 11 to the Consolidated Financial Statements for additional information.

The following is a description of Bancorp’s primary operating subsidiaries:

The Washington Trust Company, of Westerly
The Bank was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area and is among the oldest banks in the United States.  Its current charter dates to 1902.

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

The Bank also has a mortgage banking subsidiary, Washington Trust Mortgage Company LLC (“WTMC”) that is licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. See “-Supervision and Regulation-Consumer Protection Regulation-Mortgage Reform” for a discussion of certain regulations that apply to WTMC. Washington Trust’s residential mortgage origination business conducted in our residential mortgage lending offices located outside of Rhode Island is performed by this Bank subsidiary.

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

Weston Securities Corporation
WSC is a licensed introducing broker-dealer that offers variable annuities and 529 College Savings Plans, primarily to Weston Financial clients. Prior to September 30, 2017, WSC also offered mutual funds to Weston Financial clients and acted as the principal distributor to a group of mutual funds for which Weston Financial was the investment adviser. In the third quarter of 2017, the mutual funds were dissolved and liquidated pursuant to an Agreement and Plan of Dissolution and Liquidation approved by the shareholders of the mutual funds in August 2017.

Market Area
Washington Trust’s headquarters and main office is located in Westerly in Washington County, Rhode Island.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2017, the Bank had 10 branch offices located in southern Rhode Island (Washington County), 11 branch offices located in the greater Providence area in Rhode Island and 1 branch office located in southeastern Connecticut.  We continue our expansion efforts into the greater Providence area as both the population and number of businesses in that area far exceed those in southern Rhode Island. In 2017, Washington Trust opened a full-service branch in Coventry, Rhode Island.

As noted above, Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  In addition to branch offices, the Bank has a commercial lending office at its main office and in the financial district of Providence, Rhode Island. Washington Trust also has residential mortgage lending offices located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Connecticut (Glastonbury and Darien); and in Warwick, Rhode Island.

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

Employees
At December 31, 2017, Washington Trust had 600 employees consisting of 574 full-time and 26 part-time and other employees.  Management considers relations with its employees to be good.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance and a 401(k) plan. The Corporation maintains a tax-qualified defined benefit pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as described in these plans. Defined benefit pension plans were previously amended to freeze benefit accruals after a ten-year transition period ending in December

2023. See Note 16 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	38-41
II.	Investment Portfolio	49-52
III.	Loan Portfolio	53-56, 95
IV.	Summary of Loan Loss Experience	57-64, 104
V.	Deposits	38, 109
VI.	Return on Equity and Assets	30
VII.	Short-Term Borrowings	67, 110

Supervision and Regulation
The following discussion addresses elements of the regulatory framework applicable to Washington Trust.  Federal and state banking laws have as their principal objective the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or depositors, rather than the protection of shareholders of a bank holding company, such as the Bancorp.

The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations, policies and guidelines described below.

Regulation of the Bancorp
As a bank holding company, the Bancorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the Rhode Island Department of Business Regulation, Division of Banking (the “RI Division of Banking”).

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

The BHCA generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks.  However, bank holding companies are permitted to engage directly or indirectly in, and acquire control of companies engaged in, activities that the Federal Reserve had determined as of November 11, 1999 to be so closely related to banking as to be a proper incident thereto, subject to certain prior notification procedures and other requirements. In 2005, the Bancorp elected financial holding company status pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”).  As a financial holding company, the Bancorp is authorized to engage in certain financial activities in which a bank holding company that has not elected to be a financial holding company may not engage.  “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  Currently, as a financial holding company, the Bancorp engages, through its subsidiary WSC, in broker-dealer activities pursuant to this authority.

If a financial holding company or any depository institution subsidiary of a financial holding company fails to remain well capitalized and well managed, the Federal Reserve may impose such limitations on the conduct or activities of the financial holding company as the Federal Reserve determines to be appropriate, and the company and its affiliates may not commence any new activity or acquire control of shares of any company engaged in any activity that is authorized particularly for financial holding companies without first obtaining the approval of the Federal Reserve.  The company must also enter into an agreement with the Federal Reserve to comply with all applicable requirements to qualify as a financial holding company. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its non-banking subsidiaries engaged in activities not permissible for a bank holding company.  If an insured depository institution subsidiary of a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act (the “CRA”), the financial holding company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities authorized particularly for financial holding companies or acquiring companies engaged in such activities.

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

Regulation of the Bank
The Bank is subject to the regulation, supervision and examination by the FDIC, the RI Division of Banking and the Connecticut Department of Banking.  The Bank is also subject to various Rhode Island and Connecticut business and banking regulations and the regulations issued by the Bureau of Consumer Financial Protection (the “CFPB”) (as enforced by the FDIC).  Additionally, under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Bancorp, including the Bank.

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

Deposit Insurance.  The deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per depositor.  The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio, to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%.  Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset with credits the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets.

To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks, which are generally banks with $10 billion or more in assets, will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%. Small banks, such as the Bank, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. The revised deposit insurance assessment pricing became effective on July 1, 2016.

Deposit premiums are based on assets.  To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments. Assessments for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points.

The FDIC has the power to adjust deposit insurance assessment rates at any time.  In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The Bank’s FDIC insurance expense in 2017 was $1.6 million.

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

Brokered Deposits.  Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.”  Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are “well capitalized” and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. At December 31, 2017, the Bank had brokered deposits in excess of 10% of total deposits.

Community Reinvestment Act.  The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications.  The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices.  Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Bank or the Bancorp from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions.  The Bank has achieved a rating of “Satisfactory” on its most recent examination dated February 8, 2016.  Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements.

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

Under the FDIC’s prompt corrective action rules, an FDIC supervised institution is considered “well capitalized” if it (i) has a total capital to risk-weighted assets ratio of 10.0% or greater; (ii) a Tier 1 capital to risk-weighted assets ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank is considered “well capitalized” under this definition.

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

Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve Board’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10% or greater; (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure. The Bancorp is considered “well capitalized” under this definition.

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

Dividend Restrictions
The Bancorp is a legal entity separate and distinct from the Bank and its other subsidiaries.  Revenues of the Bancorp are derived primarily from dividends paid to it by the Bank.  The right of the Bancorp, and consequently the right of shareholders of the Bancorp, to participate in any distribution of the assets or earnings of the Bank, through the payment of such dividends or otherwise, is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of the Bancorp in a creditor capacity may be recognized.

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

Restrictions on Bank Dividends.  The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.  Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations. Reference is made to Note 12 to the Consolidated Financial Statements for additional discussion of the Bancorp and the Bank’s ability to pay dividends.

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

Regulation of Other Activities
Registered Investment Adviser and Broker-Dealer. WSC is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).  WSC is subject to extensive regulation, supervision, and examination by the U.S. Securities and Exchange Commission (“SEC”), FINRA and the Commonwealth of Massachusetts. WSC is a licensed introducing broker-dealer that offers variable annuities and 529 College Savings Plans, primarily to Weston Financial clients. Prior to September 30, 2017, WSC acted as the underwriter and principal distributor to a group of open-end mutual funds offering four diversified series of shares, for which Weston Financial was the investment adviser.

Weston Financial is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and is subject to extensive regulation, supervision, and examination by the SEC and the Commonwealth of Massachusetts, including those related to sales methods, trading practices, the use and safekeeping of customers’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Each of the mutual funds for which Weston Financial acted an investment adviser was registered with the SEC under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and was subject to requirements thereunder.  Shares of each mutual fund were registered with the SEC under the Securities Act of 1933, as amended, and were qualified for sale (or exempt from such qualification) under the laws of each state, the District of Columbia and the U.S. Virgin Islands to the extent such shares were sold in any of those jurisdictions. In the third quarter of 2017, the mutual funds were dissolved and liquidated pursuant to an Agreement and Plan of Dissolution and Liquidation approved by the shareholders of the mutual funds in August 2017.

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

Risks Related to Our Banking Business
Changes in the business and economic conditions, particularly those of southern New England, could adversely affect our financial condition and results of operations.
A deterioration in the economy or increased levels of unemployment, among other factors, could lead to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. We primarily serve individuals and businesses located in southern New England and a substantial portion of our loans are secured by properties in southern New England. As a result, a significant portion of our earnings are closely tied to the economy of this region. The weakening or deterioration in the economy of southern New England, including as a result of, among other things, real or threatened acts of war, natural disasters and adverse weather, could result in the following consequences:

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

In addition, revenues from mortgage banking activities are largely dependent on mortgage origination and sales volume. Changes in interest rates and the condition of housing markets, particularly those in southern New England, which are beyond our control, could adversely impact the volume of residential mortgage originations, sales and related mortgage banking revenues.

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

For additional discussion on interest rate risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management and Interest Rate Risk.”

Our loan portfolio includes commercial loans, which are generally riskier than other types of loans.
At December 31, 2017, commercial loans represented 54% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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

For a more detailed discussion on the allowance for loan losses, see additional information disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.”

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
We are subject to regulation and supervision by the Federal Reserve, and the Bank and its various subsidiaries are subject to regulation and supervision by the FDIC, and the banking divisions or departments of states in which we are licensed to do business Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; the manner in which we conduct mortgage banking activities; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The FDIC and the banking divisions or departments of states in which we are licensed to do business have the power to issue consent orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.

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

We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.
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
Channels for servicing our customers are evolving rapidly, with less reliance on traditional branch facilities, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiple product lines. We compete with larger providers who are rapidly evolving their service channels and escalating the costs of evolving the service process. We have a process for evaluating the profitability of our branch system and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.

Risks Related to Our Wealth Management Business
Our wealth management business is highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.
We offer wealth management services through the Bank, Weston Financial and Halsey. Weston Financial and Halsey are registered investment advisers under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. We are also subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days’ notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 to 60 days’ notice. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

The market value of wealth management assets under administration may be negatively affected by changes in economic and market conditions.
Revenues from wealth management services represented 21% of our total revenues for 2017.  A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities.  Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

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

Wealth management revenues are primarily derived from investment management, trustee and personal representative fees and financial planning services.  Most of our investment management clients may withdraw funds from accounts under management generally at their sole discretion.  Financial planning contracts must typically be renewed on an annual basis and are terminable upon relatively short notice.  The financial performance of our wealth management business is a significant factor in our overall results of operations and financial condition.

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
Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that we depend upon for success. Certain key personnel that have regular direct contact with customers and clients often build strong relationships that are important to our business. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Also, the loss of key personnel could jeopardize our relationships with customers and clients and could lead to the loss of accounts. Losses of such accounts could have a material adverse impact on our business.

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

Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. These and other initiatives from federal and state officials may subject us to further judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our profitability.

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

Natural disasters, acts of terrorism and other external events could harm our business.
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Risks Related to Liquidity
We are subject to liquidity risk.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Our liquidity is used principally to originate or purchase loans, to repay deposit liabilities and other liabilities when they come due, and to fund operating costs. Customer demand for non-maturity deposits can be difficult to predict. Changes in market interest rates, increased competition within our markets, and other factors may make deposit gathering more difficult. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources, which include FHLB advances, brokered time certificates of deposit, federal funds purchased and securities sold under repurchase agreements, less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that we will not have sufficient funds to meet our obligations when they come due.

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

Holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future. The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Item, “Business-Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”

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
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our net deferred tax assets. Additionally, our net deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. On December 22, 2017, the Tax Cuts and Jobs Act (“the Tax Act”) was enacted by Congress. The enactment of the Tax Act required us to revalue and reassess our net deferred tax assets reflecting the new federal income tax rate. As a result, in December 2017 we recognized a write-down of $6.2 million in our net deferred tax assets, with a corresponding increase to income tax expense. The majority of the provisions of the Tax Act will take effect on January 1, 2018. The provisions that impact Washington Trust include the reduction of the corporate income tax rate from 35% to 21%, changes to the deductibility of certain meals and entertainment expenses, and changes to the deductibility of executive compensation. The Tax Act also accelerates expensing of certain depreciable property for assets placed in service after September 27, 2017 and before January 1, 2023.

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

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 2.  Properties.
Washington Trust’s headquarters and main office is located at 23 Broad Street, in Westerly, in Washington County, Rhode Island. As of December 31, 2017, the Bank has 10 branch offices located in southern Rhode Island (Washington County), 11 branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut.

As of December 31, 2017, the Bank has commercial lending offices at its main office and in the financial district of Providence, Rhode Island. Washington Trust also has seven residential mortgage lending offices that are located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Connecticut (Glastonbury and Darien); and in Warwick, Rhode Island. Washington Trust provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island; Wellesley, Massachusetts; and New Haven, Connecticut. Washington Trust has two operations facilities and a corporate office located in Westerly, Rhode Island, as well as an additional corporate office located in East Greenwich, Rhode Island.

At December 31, 2017, nine of the Corporation’s facilities were owned, 26 were leased and one branch office was owned on leased land.  Lease expiration dates range from 7 months to 23 years with additional renewal options on certain leases ranging from 9 months to 5 years.  All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

In addition to the locations mentioned above, the Bank has one owned offsite-ATM in a leased space. The term for this leased space expires in two years with no renewal option.

The Bank also operates ATMs located in retail stores and other locations primarily in Rhode Island and to a lesser extent in southeastern Connecticut. These ATMs are branded with the Bank’s logo and are operated under contracts with a third party vendor.

See Notes 7 and 21 to the Consolidated Financial Statements for additional information regarding premises and equipment and leases.

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

The following table summarizes quarterly high and low stock price ranges, the end of quarter closing price and dividends paid per share for the years ended December 31, 2017 and 2016:

	Quarters
2017	1	2	3	4
Stock Prices:
High	$58.30	$53.80	$57.55	$59.10
Low	48.30	47.00	48.85	52.05
Close	49.30	51.55	57.25	53.25

Cash dividend declared per share	$0.38	$0.38	$0.39	$0.39

	Quarters
2016	1	2	3	4
Stock Prices:
High	$39.66	$39.60	$43.85	$57.90
Low	34.76	34.59	36.42	38.92
Close	37.32	37.92	40.22	56.05

Cash dividend declared per share	$0.36	$0.36	$0.37	$0.37

At January 31, 2018, there were 1,671 holders of record of the Bancorp’s common stock.

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

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.” The Bancorp did not repurchase any shares during the fourth quarter of 2017.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) from December 31, 2012 to December 31, 2017. The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2012.  The total return assumes reinvestment of dividends.

The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Corporation is not responsible for any errors or omissions in such information.

For the period ending December 31,	2012	2013	2014	2015	2016	2017
Washington Trust Bancorp, Inc.	$100.00	$146.28	$163.22	$166.25	$244.13	$238.74
NASDAQ Bank Stocks	100.00	136.62	152.78	156.15	197.60	233.94
NASDAQ Stock Market (U.S.)	100.00	140.12	160.78	171.97	187.22	242.71

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

Selected Financial Data	(Dollars in thousands, except per share amounts)
At or for the years ended December 31,	2017	2016	2015	2014	2013
Financial Results:
Interest and dividend income	$149,586	$133,470	$125,750	$121,117	$116,348
Interest expense	30,055	22,992	21,768	21,612	24,563
Net interest income	119,531	110,478	103,982	99,505	91,785
Provision for loan losses	2,600	5,650	1,050	1,850	2,400
Net interest income after provision for loan losses	116,931	104,828	102,932	97,655	89,385
Noninterest income:
Net other-than-temporary impairment losses on securities	—	—	—	—	(3,489)
Other noninterest income	64,809	65,129	58,340	59,015	65,569
Total noninterest income	64,809	65,129	58,340	59,015	62,080
Noninterest expense	104,100	101,103	96,929	96,847	98,785
Income before income taxes	77,640	68,854	64,343	59,823	52,680
Income tax expense	31,715	22,373	20,878	18,999	16,527
Net income	$45,925	$46,481	$43,465	$40,824	$36,153
Per Share Information ($):
Earnings per common share:
Basic	2.66	2.72	2.57	2.44	2.18
Diluted	2.64	2.70	2.54	2.41	2.16
Cash dividends declared (1)	1.54	1.46	1.36	1.22	1.03
Book value	23.99	22.76	22.06	20.68	19.84
Market value - closing stock price	53.25	56.05	39.52	40.18	37.22
Performance Ratios (%):
Return on average assets	1.04	1.16	1.19	1.23	1.17
Return on average equity	11.26	11.96	12.00	11.87	11.65
Equity to assets	9.12	8.92	9.95	9.65	10.34
Dividend payout ratio (2)	58.33	54.07	53.54	50.62	47.69
Asset Quality Ratios (%):
Total past due loans to total loans	0.59	0.76	0.58	0.63	0.89
Nonaccrual loans to total loans	0.45	0.68	0.70	0.56	0.74
Nonperforming assets to total assets	0.34	0.53	0.58	0.48	0.62
Allowance for loan losses to nonaccrual loans	174.14	117.89	128.61	175.75	152.37
Allowance for loan losses to total loans	0.79	0.80	0.90	0.98	1.13
Net charge-offs to average loans	0.06	0.21	0.07	0.07	0.23
Capital Ratios (%):
Total risk-based capital ratio	12.45	12.26	12.58	12.56	13.29
Tier 1 risk-based capital ratio	11.65	11.44	11.64	11.52	12.12
Common equity Tier 1 capital ratio (3)	10.99	10.75	10.89	N/A	N/A
Tier 1 leverage capital ratio	8.79	8.67	9.37	9.14	9.41

(1)	Represents historical per share dividends declared by the Bancorp.

(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

(3)	Capital ratio effective January 1, 2015 under the Basel III capital requirements.

Selected Financial Data	(Dollars in thousands)
December 31,	2017	2016	2015	2014	2013
Assets:
Cash and cash equivalents	$82,923	$107,797	$97,631	$80,350	$85,317
Mortgage loans held for sale	26,943	29,434	38,554	45,693	11,636
Total securities	793,495	755,545	395,067	382,884	422,808
FHLB stock	40,517	43,129	24,316	37,730	37,730
Loans:
Commercial mortgages	1,072,487	1,074,186	931,953	843,978	796,249
Commercial construction & development	138,008	121,371	122,297	79,592	36,289
Commercial & industrial	612,334	576,109	600,297	611,918	530,797
Residential real estate	1,227,248	1,122,748	1,013,555	985,415	772,674
Consumer	323,994	339,957	345,025	338,373	326,875
Total loans	3,374,071	3,234,371	3,013,127	2,859,276	2,462,884
Less allowance for loan losses	26,488	26,004	27,069	28,023	27,886
Net loans	3,347,583	3,208,367	2,986,058	2,831,253	2,434,998
Investment in bank-owned life insurance	73,267	71,105	65,501	63,519	56,673
Goodwill and identifiable intangible assets	73,049	74,234	75,519	62,963	63,607
Other assets	92,073	91,504	88,958	82,482	76,098
Total assets	$4,529,850	$4,381,115	$3,771,604	$3,586,874	$3,188,867
Liabilities:
Deposits:
Demand deposits	$661,138	$585,960	$537,298	$459,852	$440,785
NOW accounts	466,605	427,707	412,602	326,375	309,771
Money market accounts	731,345	730,075	823,490	802,764	666,646
Savings accounts	368,524	358,397	326,967	291,725	297,357
Time deposits	1,015,095	961,613	833,898	874,102	790,762
Total deposits	3,242,707	3,063,752	2,934,255	2,754,818	2,505,321
FHLB advances	791,356	848,930	378,973	406,297	288,082
Junior subordinated debentures	22,681	22,681	22,681	22,681	22,681
Other liabilities	59,822	54,948	60,307	56,799	43,137
Total shareholders’ equity	413,284	390,804	375,388	346,279	329,646
Total liabilities and shareholders’ equity	$4,529,850	$4,381,115	$3,771,604	$3,586,874	$3,188,867

Asset Quality:
Nonaccrual loans	$15,211	$22,058	$21,047	$15,945	$18,302
Nonaccrual investment securities	—	—	—	—	547
Property acquired through foreclosure or repossession	131	1,075	716	1,176	932
Total nonperforming assets	$15,342	$23,133	$21,763	$17,121	$19,781

Wealth Management Assets:
Market value of assets under administration	$6,714,637	$6,063,293	$5,844,636	$5,069,966	$4,781,958

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

As of December 31, 2017, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

Valuation of Goodwill and Identifiable Intangible Assets
The Corporation allocated the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions consist of wealth management advisory contracts. The value attributed to other intangible assets was based on the time period over which they are expected to generate economic benefits.

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform an impairment test.

Effective April 1, 2017, the Corporation early adopted the provisions of ASU 2017-04 “Simplifying the Test for Goodwill Impairment,” which eliminated Step 2 of the annual two-step goodwill impairment test. Step 2 was a more detailed analysis, which involved measuring the excess of the fair value of the reporting unit, as determined in Step 1, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. As Step 2 was eliminated, goodwill is tested for impairment using the quantitative impairment analysis described below.

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

As a result of a decision made in the second quarter of 2017 to reduce the business activities of WSC, a broker-dealer subsidiary that conducts transactions primarily for Weston Financial clients, the carrying value of WSC’s goodwill was assessed for impairment. Management concluded that it was more-likely-than-not that the carrying value of goodwill associated with WSC exceeded its fair value and was impaired. An impairment charge of $150 thousand was recognized in the second quarter of 2017 and classified in other expenses in the Consolidated Statement of Income.

The annual quantitative assessment of goodwill for the two reporting units (Commercial Banking and Wealth Management Services) was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”).  The income approach measures the fair value of an interest in a business by discounting expected future cash flows to a present value.  The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.  The results of the income approach and the market approach were weighted equally.   The results of the 2017 annual quantitative impairment analysis indicated that the remaining fair value significantly exceeded the carrying value for both reporting units.

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

In 2017, there were no events or circumstances that occurred that would indicate that the carrying amount of the Corporation’s intangible assets may not be recoverable.

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

There were no other-than-temporary impairment losses recognized for the year ended December 31, 2017.

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

We continue to leverage our strong statewide brand to build market share and remain steadfast in our commitment to provide superior service. In 2017, Washington Trust opened a full-service branch in Coventry, Rhode Island.

Opportunities and Risks
A significant portion of the Corporation’s commercial banking and wealth management business is conducted in Rhode Island and the greater southern New England area.  Management recognizes that substantial competition exists in this marketplace and views this as a key business risk.  While these competitive forces will continue to present risk, we have been successful in growing our commercial banking base and wealth management business. Management believes that the breadth of our product line, our size and quality and level of service provide opportunities to compete effectively in our marketplace.

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

Interest rate risk exists because the repricing frequency and magnitude of interest earning assets and interest bearing liabilities are not identical.  This risk is reviewed in more detail under the heading “Asset/Liability Management and Interest Rate Risk.”

Market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices, such as equity prices. Wealth management revenues, which represented approximately 21% of total revenues in 2017, are largely dependent on the market value of wealth management assets under administration.  These values may be negatively affected by changes in economic conditions and volatility in the financial markets. In addition, the valuation of our securities portfolio could be adversely affected by changes in market conditions, including market liquidity, interest rates and other factors. Furthermore, mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing market.

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

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)				2017 vs. 2016		2016 vs. 2015
				Change		Change
Years Ended December 31,	2017	2016	2015	$	%	$	%
Net interest income	$119,531	$110,478	$103,982	$9,053	8%	$6,496	6%
Noninterest income	64,809	65,129	58,340	(320)	—	6,789	12
Total revenues	184,340	175,607	162,322	8,733	5	13,285	8
Provision for loan losses	2,600	5,650	1,050	(3,050)	(54)	4,600	438
Noninterest expense	104,100	101,103	96,929	2,997	3	4,174	4
Income before income taxes	77,640	68,854	64,343	8,786	13	4,511	7
Income tax expense	31,715	22,373	20,878	9,342	42	1,495	7
Net income	$45,925	$46,481	$43,465	($556)	(1%)	$3,016	7%

The following table presents a summary of performance metrics and ratios:

Years Ended December 31,	2017	2016	2015
Diluted earnings per common share	$2.64	$2.70	$2.54
Return on average assets	1.04%	1.16%	1.19%
Return on average equity	11.26%	11.96%	12.00%
Net interest income as a % of total revenues	65%	63%	64%
Noninterest income as a % of total revenues	35%	37%	36%

Comparison of 2017 with 2016
Net income totaled $45.9 million in 2017, compared to $46.5 million in 2016. Income before income taxes for 2017 increased by $8.8 million, or 13%, compared to 2016, due to growth in net interest income and a reduction in the loan loss provision, partially offset by an increase in noninterest expense. Income tax expense for 2017 increased by $9.3 million, or 42%, over 2016. On December 22, 2017, the Tax Act was signed into law, permanently lowering the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. The enactment of the Tax Act in 2017 required companies to revalue and reassess deferred tax assets and liabilities reflecting the new federal income tax rate. As a result, in December 2017, Washington Trust's net deferred tax assets were written down by a non-cash charge of $6.2 million, with a corresponding increase to income tax expense. This write-down adjustment reduced 2017 earnings per diluted share by $0.36. Excluding the impact of the Tax Act, the increase in income tax expense over 2016 reflected a higher level of pre-tax income and a higher proportion of taxable income to pre-tax book income. See further discussion in the “Income Taxes” section.

Comparison of 2016 with 2015
Net income totaled $46.5 million in 2016, up by 7% from the $43.5 million reported for 2015. Income before taxes for 2016 was up by $4.5 million, or 7%, compared to 2015, due to growth in net interest income and noninterest income revenue sources, partially offset by a higher loan loss provision and an increase in noninterest expense. Income tax expense for 2016 increased by $1.5 million, or 7%, over 2015, largely due to higher levels of pre-tax income.

Average Balances/Net Interest Margin - Fully Taxable Equivalent (FTE) Basis
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

Years ended December 31,	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial mortgages	$1,055,127	$39,529	3.75	$1,030,289	$36,089	3.50	$870,241	$31,281	3.59
Construction & development	132,504	5,137	3.88	110,770	3,732	3.37	109,198	3,340	3.06
Commercial & industrial	584,647	26,347	4.51	584,307	27,398	4.69	593,799	27,507	4.63
Commercial loans	1,772,278	71,013	4.01	1,725,366	67,219	3.90	1,573,238	62,128	3.95
Residential real estate, including mortgage loans held for sale	1,188,369	45,224	3.81	1,069,402	41,173	3.85	1,038,836	41,083	3.95
Consumer loans	330,783	13,947	4.22	342,431	13,328	3.89	340,889	12,885	3.78
Total loans	3,291,430	130,184	3.96	3,137,199	121,720	3.88	2,952,963	116,096	3.93
Cash, federal funds sold and short-term investments	60,033	674	1.12	75,997	322	0.42	69,169	138	0.20
FHLB stock	43,256	1,774	4.10	33,643	1,091	3.24	34,349	953	2.77
Taxable debt securities	759,304	18,927	2.49	472,892	11,584	2.45	325,166	8,875	2.73
Nontaxable debt securities	6,347	384	6.05	24,939	1,520	6.09	39,751	2,408	6.06
Total securities	765,651	19,311	2.52	497,831	13,104	2.63	364,917	11,283	3.09
Total interest-earning assets	4,160,370	151,943	3.65	3,744,670	136,237	3.64	3,421,398	128,470	3.75
Noninterest-earning assets	238,636			249,808			226,623
Total assets	$4,399,006			$3,994,478			$3,648,021
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$55,534	$62	0.11	$45,038	$49	0.11	$37,168	$27	0.07
NOW accounts	437,277	218	0.05	400,209	212	0.05	356,713	209	0.06
Money market accounts	722,590	2,688	0.37	741,925	2,035	0.27	824,625	3,482	0.42
Savings accounts	364,255	221	0.06	343,943	200	0.06	301,652	196	0.06
Time deposits (in-market)	571,733	6,208	1.09	546,460	5,486	1.00	549,039	5,531	1.01
Wholesale brokered time deposits	392,894	5,667	1.44	323,390	4,522	1.40	284,448	3,697	1.30
FHLB advances	817,784	14,377	1.76	616,404	9,992	1.62	398,866	7,746	1.94
Junior subordinated debentures	22,681	613	2.70	22,681	491	2.16	22,681	871	3.84
Other	10	1	10.00	60	5	8.33	110	9	8.18
Total interest-bearing liabilities	3,384,758	30,055	0.89	3,040,110	22,992	0.76	2,775,302	21,768	0.78
Non-interest bearing demand deposits	555,548			503,806			458,369
Other liabilities	50,684			62,021			52,152
Shareholders’ equity	408,016			388,541			362,198
Total liabilities and shareholders’ equity	$4,399,006			$3,994,478			$3,648,021
Net interest income		$121,888			$113,245			$106,702
Interest rate spread			2.76			2.88			2.97
Net interest margin			2.93			3.02			3.12

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2017	2016	2015
Commercial loans	$2,222	$2,229	$1,867
Nontaxable debt securities	135	538	853
Total	$2,357	$2,767	$2,720

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for 2017, 2016 and 2015 totaled $119.5 million, $110.5 million and $104.0 million, respectively. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Included in interest income are loan prepayment fees and certain other fees, such as late charges.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

Comparison of 2017 with 2016
The analysis of net interest income, net interest margin and the yield on loans is impacted by the level of loan prepayment and other fee income recognized in each period. For 2017 loan prepayment fee income and other fee income amounted to $1.3 million, compared to $2.6 million in 2016.

FTE net interest income in 2017 amounted to $121.9 million, up by $8.6 million, or 8%, from 2016. The net interest margin was 2.93% in 2017, compared to 3.02% in 2016. Excluding the impact of loan prepayment and other fee income from each period, net interest income for 2017 increased by $9.9 million, or 9%, from 2016. The growth in net interest income largely reflected the impact of purchases of investment securities and residential real estate loans for portfolio that were made in the second half of 2016. Excluding the impact of loan prepayment and other fee income from each period, the net interest margin was 2.90% for 2017, compared to 2.96% for 2016, down by 6 basis points. While the net interest margin benefited from the rise in short-term interest-rates on variable rate loans in 2017, it was also impacted by the purchases of investment securities and residential real estate loans for portfolio that were made in 2016 with relatively lower yields than the average yields of the existing portfolios, as well as a higher associated cost of funds.

In future periods, yields on loans and securities will be affected by the amount and composition of loan growth and additions to the securities portfolio, the runoff of existing portfolio balances and the level of market interest rates.

Total average loans increased by $154.2 million, or 5%, from the average balance for 2016, primarily due to purchases of $111.0 million of residential real estate loans added to portfolio in the second half of 2016 as well as growth in the average balance of commercial loans. The yield on total loans for 2017 was 3.96%, compared to 3.88% for 2016, up by 8 basis points. Excluding the impact of loan prepayment and other fee income from each period, the yield on total loans was 3.92% for 2017, compared to 3.80% for 2016, up by 12 basis points. While yields on short-term LIBOR-based and prime-based loans benefited from the increases in short-term market rates of interest, the comparison to the prior year was also impacted by the purchases of residential real estate loans for portfolio that were made in the second half of 2016 with relatively lower yields.

Total average securities for 2017 increased by $267.8 million, or 54%, from the average balance for 2016. The FTE rate of return on securities was 2.52% for 2017, down by 11 basis points, primarily due to purchases of relatively lower yielding securities and runoff of higher yielding securities.

The average balance of FHLB advances for 2017 increased by $201.4 million, or 33%, compared to the average balance for 2016. The average rate paid on such advances in 2017 was 1.76%, up by 14 basis points due to higher rates on short-term advances.

Total average interest-bearing deposits for 2017 increased by $143.3 million, or 6%, from the average balance for 2016. Included in total average interest-bearing deposits were out-of-market brokered time deposits, which increased by $69.5 million from 2016. Excluding wholesale brokered time deposits, average in-market interest-bearing deposits increased by $73.8 million from the average balance in 2016. The average rate paid on in-market interest-bearing deposits for 2017 increased by 6 basis points compared to 2016, which was largely attributable to an increase in the rate paid on money market accounts and promotional time deposits.

The average balance of noninterest-bearing demand deposits for 2017 increased by $51.7 million, or 10%, from the average balance for 2016.

Comparison of 2016 with 2015
The analysis of net interest income, net interest margin and the yield on loans is impacted by the level of loan prepayment and other fee income recognized in each period. For 2016 loan prepayment fee income and other fee income amounted to $2.6 million, compared to $1.3 million in 2015.

FTE net interest income for 2016 amounted to $113.2 million, up by $6.5 million, or 6%, from 2015. The net interest margin was 3.02% in 2016, compared to 3.12% in 2015.

Excluding the impact of loan prepayment and other fee income from each period, net interest income for 2016 increased by $5.3 million, or 5%, from 2015. Excluding the impact of loan prepayment and other fee income from each period, the net interest margin was 2.96% in 2016, compared to 3.08% in 2015.

Total average loans increased by $184.2 million, or 6%, from the average balance for 2015, due to increases in both average commercial and average residential real estate mortgage loan balances. The yield on total loans for 2016 was 3.88%, down by 5 basis points from 2015. Excluding the impact of loan prepayment fee income and other fee income from each period, the yield on total loans was 3.80% and 3.89%, respectively, down by 9 basis points from 2015. During 2016, yields on new loan originations were generally below the average yield of the existing loan portfolio.

Total average securities for 2016 increased by $132.9 million, or 36%, from the average balance for 2015. The FTE rate of return on securities for 2016 was 2.63%, down by 46 basis points from 2015. The increase in the average balances and decrease in the yield on securities reflects purchases of relatively lower yielding securities combined with maturities, calls and pay-downs of higher yielding securities.

The average balance of FHLB advances for 2016 increased by $217.5 million, or 55%, compared to the average balance for 2015. The average rate paid on such advances in 2016 was 1.62%, down by 32 basis points, reflecting lower rates on longer-term advances.

Total average interest-bearing deposits for 2016 increased by $47.3 million, or 2%, from the average balance for 2015. Included in total average interest-bearing deposits were out-of-market wholesale brokered time deposits, which increased by $38.9 million from 2015. Excluding wholesale brokered time deposits, average in-market interest-bearing time deposits increased by $8.4 million from the average balance for 2015. The average rate paid on in-market interest-bearing deposits for 2016 decreased by 8 basis points compared to 2015, largely due to lower rates on money market deposits.

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

(Dollars in thousands)	2017 vs. 2016			2016 vs. 2015
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Commercial mortgages	$868	$2,572	$3,440	$5,610	($802)	$4,808
Construction & development	793	612	1,405	49	343	392
Commercial & industrial	16	(1,067)	(1,051)	(454)	345	(109)
Commercial loans	1,677	2,117	3,794	5,205	(114)	5,091
Residential real estate, including mortgage loans held for sale	4,487	(436)	4,051	1,165	(1,075)	90
Consumer loans	(470)	1,089	619	60	383	443
Cash, federal funds sold and short-term investments	(80)	432	352	15	169	184
FHLB stock	354	329	683	(20)	158	138
Taxable debt securities	7,150	193	7,343	3,696	(987)	2,709
Nontaxable debt securities	(1,126)	(10)	(1,136)	(900)	12	(888)
Total interest income	11,992	3,714	15,706	9,221	(1,454)	7,767
Interest on interest-bearing liabilities:
Interest-bearing demand deposits	13	—	13	6	16	22
NOW accounts	6	—	6	31	(28)	3
Money market accounts	(55)	708	653	(317)	(1,130)	(1,447)
Savings accounts	21	—	21	4	—	4
Time deposits (in-market)	245	477	722	(14)	(31)	(45)
Wholesale brokered time deposits	1,011	134	1,145	528	297	825
FHLB advances	3,468	917	4,385	3,684	(1,438)	2,246
Junior subordinated debentures	—	122	122	—	(380)	(380)
Other	(5)	1	(4)	(4)	—	(4)
Total interest expense	4,704	2,359	7,063	3,918	(2,694)	1,224
Net interest income	$7,288	$1,355	$8,643	$5,303	$1,240	$6,543

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)				2017 vs. 2016		2016 vs. 2015
	Years Ended December 31,			Change		Change
	2017	2016	2015	$	%	$	%
Noninterest income:
Wealth management revenues	$39,346	$37,569	$35,416	$1,777	5%	$2,153	6%
Mortgage banking revenues	11,392	13,183	9,901	(1,791)	(14)	3,282	33
Service charges on deposit accounts	3,672	3,702	3,865	(30)	(1)	(163)	(4)
Card interchange fees	3,502	3,385	3,199	117	3	186	6
Loan related derivative income	3,214	3,243	2,441	(29)	(1)	802	33
Income from bank-owned life insurance	2,161	2,659	1,982	(498)	(19)	677	34
Other income	1,522	1,388	1,536	134	10	(148)	(10)
Total noninterest income	$64,809	$65,129	$58,340	($320)	—%	$6,789	12%

Comparison of 2017 with 2016
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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)				2017 vs. 2016		2016 vs. 2015
	Years Ended December 31,			Change		Change
	2017	2016	2015	$	%	$	%
Wealth management revenues:
Trust and investment management fees	$36,110	$32,901	$30,149	$3,209	10%	$2,752	9%
Mutual fund fees	2,015	3,238	4,009	(1,223)	(38)	(771)	(19)
Asset-based revenues	38,125	36,139	34,158	1,986	5	1,981	6
Transaction-based revenues	1,221	1,430	1,258	(209)	(15)	172	14
Total wealth management revenues	$39,346	$37,569	$35,416	$1,777	5%	$2,153	6%

The decline in mutual fund fees noted in the above table was attributable to a change in the business activities of our Weston Financial and WSC subsidiaries. Prior to September 30, 2017, Weston Financial, a registered investment adviser subsidiary of the Bank, served as the investment adviser to a group of mutual funds. WSC, a broker-dealer subsidiary of the Bancorp, acted as the underwriter and principal distributor to these mutual funds. In 2017, Weston Financial concluded that the continued operation of the mutual funds was not in the best interest of its shareholders and recommended the dissolution of the mutual funds to its board of trustees. In the third quarter of 2017, the mutual funds were dissolved and liquidated pursuant to an Agreement and Plan of Dissolution and Liquidation approved by the shareholders of the mutual funds in August 2017. The dissolution of the mutual funds did not significantly impact the amount of Weston Financial’s assets under management.

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)	2017	2016	2015
Balance at the beginning of year	$6,063,293	$5,844,636	$5,069,966
Acquisition of Halsey Associates, Inc. (Aug. 1, 2015)	—	—	839,994
Net investment appreciation (depreciation) & income	817,577	277,848	(95,228)
Net client asset flows	(166,233)	(59,191)	29,904
Balance at the end of year	$6,714,637	$6,063,293	$5,844,636

Wealth management revenues for 2017 were $39.3 million, up by $1.8 million, or 5%, from 2016, due to an increase in asset-based revenues. Wealth Management assets under administration amounted to $6.7 billion at December 31, 2017, up by $651.3 million, or 11%, from the end of 2016, reflecting financial market appreciation in 2017. The decrease in transaction-based revenues in 2017 reflected lower tax preparation and financial planning fees.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)				2017 vs. 2016		2016 vs. 2015
	Years Ended December 31,			Change		Change
Periods ended December 31,	2017	2016	2015	$	%	$	%
Mortgage banking revenues:
Gains and commissions on loan sales (1)	$10,991	$13,137	$9,825	($2,146)	(16)%	$3,312	34%
Loan servicing fee income, net (2)	401	46	76	355	772	(30)	(39)
Total mortgage banking revenues	$11,392	$13,183	$9,901	($1,791)	(14)	$3,282	33%

Loans sold to the secondary market	$536,872	$609,238	$530,900	($72,366)	(12)%	$78,338	15%

(1)	Includes gains on loan sales and commissions on loans originated for others, servicing right gains and fair value adjustments on loans held for sale and forward loan commitments.

(2)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.

Mortgage banking revenues totaled $11.4 million in 2017, down by $1.8 million, or 14%, from 2016. The decrease in mortgage banking revenues reflected decreased volume of residential mortgage loans sold and, to a lesser extent, a general decline in sales prices in the secondary market.

Income from BOLI for 2017 totaled $2.2 million, down by $498 thousand, or 19%, from 2016. Included in 2016 was a $589 thousand gain resulting from the receipt of tax-exempt life insurance proceeds.

Comparison of 2016 with 2015
Wealth management revenues for 2016 were $37.6 million, up by $2.2 million, or 6%, from 2015, due to an increase in asset-based revenues. The growth in asset-based revenues was due to the acquisition of Halsey on August 1, 2015. Included in 2016 and 2015 were asset-based revenues of $4.0 million and $1.6 million, respectively, generated by Halsey since the acquisition date. Wealth management assets under administration amounted to $6.1 billion at December 31, 2016, up by $218.7 million, or 4%, from the end of 2015. The growth in wealth management assets reflected financial market improvements in 2016. The increase in transaction-based revenues in 2016 reflected higher levels of estate settlement fees.

Mortgage banking revenues totaled $13.2 million in 2016, up by $3.3 million, or 33%, from 2015. The increase in mortgage banking revenues reflected increased volume of residential mortgage loans sold and a general increase in sales prices in the secondary market.

Loan related derivative income totaled $3.2 million in 2016, up by $802 thousand, or 33%, from 2015, largely due to a higher level of commercial loan borrower demand for interest rate swap transactions.
Income from BOLI for 2016 totaled $2.7 million, up by $677 thousand, or 34%, from 2015, due to the gain resulting from the receipt of tax-exempt life insurance proceeds in 2016.

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

Loan loss provisions charged to earnings in 2017, 2016 and 2015 amounted to $2.6 million, $5.7 million and $1.1 million, respectively. Net charge-offs totaled $2.1 million, or 0.06% of average loans, in 2017. This compared to net charge-offs of $6.7 million, or 0.21% of average loans, in 2016 and $2.0 million, or 0.07% of average loans, in 2015. The increases in both the loan loss provision and net charge-offs in 2016 were largely due to additional loss exposure allocated to and charge-offs taken on one commercial mortgage borrower relationship.

The allowance for loan losses was $26.5 million, or 0.79% of total loans, at December 31, 2017, compared to $26.0 million, or 0.80% of total loans, at December 31, 2016. See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)				2017 vs. 2016		2016 vs. 2015
	Years Ended December 31,			Change		Change
	2017	2016	2015	$	%	$	%
Noninterest expense:
Salaries and employee benefits	$68,487	$67,221	$63,024	$1,266	2%	$4,197	7%
Net occupancy	7,521	7,151	7,000	370	5	151	2
Outsourced services	6,920	5,222	5,111	1,698	33	111	2
Equipment	5,358	6,208	5,533	(850)	(14)	675	12
Legal, audit and professional fees	2,294	2,579	2,741	(285)	(11)	(162)	(6)
FDIC deposit insurance costs	1,647	1,878	1,846	(231)	(12)	32	2
Advertising and promotion	1,481	1,458	1,526	23	2	(68)	(4)
Amortization of intangibles	1,035	1,284	904	(249)	(19)	380	42
Debt prepayment penalties	—	431	—	(431)	(100)	431	100
Acquisition related expenses	—	—	989	—	—	(989)	(100)
Change in fair value of contingent consideration	(643)	(898)	41	255	28	(939)	(2,290)
Other	10,000	8,569	8,214	1,431	17	355	4
Total noninterest expense	$104,100	$101,103	$96,929	$2,997	3%	$4,174	4%

Comparison of 2017 with 2016
Outsourced services for 2017 increased by $1.7 million, or 33%, from 2016. Equipment expense for 2017 decreased by $850 thousand, or 14%, from 2016. Both the increase in outsourced services and the decline in equipment expense reflects the expansion of services provided by third party vendors.

There were no prepayments of advances in 2017. See debt prepayment penalty expense discussion under the section “Noninterest Expense - Comparison of 2016 with 2015” below.

In 2017, the Corporation recorded a net reduction to noninterest expenses of $643 thousand reflecting the change in fair value of a contingent consideration liability. See additional disclosure regarding the contingent consideration liability below under the section “Noninterest Expense - Comparison, of 2016 with 2015.” One of the two earn-out periods associated with this contingent consideration liability ended December 31, 2017. As such, the applicable portion of the liability was reduced to the payout amount based on the actual revenue growth results achieved during the first earn-out period. The Corporation paid the first earn-out period liability totaling $1.2 million in the first quarter of 2018.

Other expenses amounted to $10.0 million in 2017, up by $1.4 million, or 17%, from 2016. This increase was primarily due to the recognition of $670 thousand in software system implementation expenses as well as an increase of $492 thousand in foreclosed property costs in 2017. The comparison of other expenses was also impacted by the following two items.

During the third quarter of 2017, a charge to other expenses of approximately $570 thousand was recognized in connection with a claim against another bank related to a matter involving one of the Bank’s customers. Earlier in 2017, a customer of the Bank reported that two checks that were mailed by the customer to a vendor were altered to change the payee on the checks and increase the amount of one of the checks. The checks were diverted and deposited by an unknown party at another bank. The altered checks then passed through the banking system in a routine manner and were charged against the customer’s account at the Bank. The Bank reimbursed its customer for the amount inappropriately charged against the customer’s account. Despite demand by Washington Trust, the other bank refused to return funds and the Bank pursued legal action against the other bank to recover the lost funds of approximately $570 thousand. In the fourth quarter of 2017, Washington Trust received a settlement totaling $325 thousand from the other bank associated with this incident. The settlement was recognized in the fourth quarter as a reduction in other expenses.

Also included in other expense for 2017 was a goodwill impairment charge of $150 thousand recognized on WSC, a limited purpose broker-dealer subsidiary. See additional disclosure above related to the change in business activities of WSC in the section “Noninterest Income - Comparison of 2017 with 2016.”

Comparison of 2016 with 2015
For 2016, salaries and employee benefit expense totaled $67.2 million, up by $4.2 million, or 7%, from 2015. Excluding costs attributable to Halsey, which was acquired on August 1, 2015, and employee severance costs of $523 thousand incurred in 2016, total salaries and benefits costs were up by $2.5 million, or 4%. The overall increase in salaries and employee benefit costs largely reflected increases in our mortgage banking business line, partially offset by a decrease in defined benefit pension plan costs.

Equipment expense for 2016 increased by $675 thousand, or 12%, from 2015, reflecting additional investments in technology and costs associated with a de novo branch that opened in 2016.

Amortization of intangibles amounted to $1.3 million in 2016, up by $380 thousand, or 42%, from 2015, due to amortization of intangible assets associated with the acquisition of Halsey in 2015. See Note 8 to the Consolidated Financial Statements for additional information on intangible assets, including those pertaining to the Halsey acquisition.

As a result of the acquisition of Halsey in August 2015, acquisition related expenses of $989 thousand were recognized in 2015. There were no such expenses in 2016.

Prepayment of FHLB advances in March 2016 resulted in the recognition of $431 thousand of debt prepayment penalty expense in the first quarter of 2016. There were no prepayments of advances in 2015.

In 2016, the Corporation recorded a net reduction to noninterest expenses of $898 thousand reflecting the change in fair value of a contingent consideration liability. As part of the consideration to acquire Halsey, a contingent consideration liability was initially recorded at fair value in August 2015 representing the estimated present value of future earn-outs to be paid based on the future revenue growth of Halsey during the 5-year period following the acquisition. This contingent consideration liability is remeasured at each reporting period taking into consideration changes in probability estimates regarding the likelihood of Halsey achieving revenue growth targets during the earn-out periods. Downturns in the equity markets during the post-acquisition period caused the estimated revenue growth to fall below the assumed levels at the time of the initial estimate and, as a result, the Corporation reduced the estimated liability with a corresponding reduction in noninterest expenses.

Income Taxes
The following table presents the Corporation’s income tax expense and effective tax rate for the periods indicated:

(Dollars in thousands)
	2017	2016	2015
Income tax expense	$31,715	$22,373	$20,878
Effective income tax rate	40.8%	32.5%	32.4%

Income tax expense in 2017 included a $6.2 million write-down associated with the revaluation of the Corporation’s net deferred tax assets due to the enactment of the Tax Act on December 22, 2017.

Effective January 1, 2017, Washington Trust adopted Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under this accounting standard, excess tax benefits on the settlement of share-based awards are recognized as a reduction to income tax expense in the period that they occur. In 2017, income tax expense was reduced by the recognition of $508 thousand in excess tax benefits on the settlement of share-based awards. Prior to 2017, such excess tax benefits were recognized as additional paid in capital in shareholders' equity and did not impact income tax expense.

Excluding the write-down adjustment of the net deferred tax assets and the excess tax benefits on the settlement of share-based awards, the effective tax rate for 2017 would have been 33.6%, up from 32.5% in 2016 and 32.4% in 2015, reflecting a higher proportion of taxable income to pre-tax book income.

The Corporation’s net deferred tax assets amounted to $10.7 million at December 31, 2017, compared to $16.8 million at December 31, 2016. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income.

The majority of the provisions of the Tax Act will take effect on January 1, 2018. The provisions that impact Washington Trust include the reduction of the corporate income tax rate from 35% to 21%, changes to the deductibility of certain meals and entertainment expenses, and changes to the deductibility of executive compensation. The Tax Act also accelerates expensing of certain depreciable property for assets placed in service after September 27, 2017 and before January 1, 2023. Based on current federal and applicable state income tax statutes, the Corporation currently expects its 2018 effective tax rate to be approximately 21.5%.

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
Net interest income	$98,736	$91,221	$84,757	$7,515	8%	$6,464	8%
Provision for loan losses	2,600	5,650	1,050	(3,050)	(54)	4,600	438
Net interest income after provision for loan losses	96,136	85,571	83,707	10,565	12	1,864	2
Noninterest income	23,244	24,783	20,618	(1,539)	(6)	4,165	20
Noninterest expense	63,432	61,223	57,787	2,209	4	3,436	6
Income before income taxes	55,948	49,131	46,538	6,817	14	2,593	6
Income tax expense	23,876	16,790	15,330	7,086	42	1,460	10
Net income	$32,072	$32,341	$31,208	($269)	(1%)	$1,133	4%

Comparison of 2017 with 2016
Net interest income for the Commercial Banking segment increased by $7.5 million, or 8%, from 2016, largely reflecting a favorable shift in the mix of deposits to lower cost categories and growth in loans. The increase in net interest income was also impacted by favorable net funds transfer pricing allocations with the Corporate unit and a lower level of commercial prepayment fee income in 2017. The loan loss provision decreased by $3.1 million from 2016, based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with changes in the loan portfolio. Noninterest income derived from the Commercial Banking segment decreased by $1.5 million, or 6%, from 2016, reflecting a decline in mortgage banking revenues. Commercial Banking noninterest expenses for 2017, increased by $2.2 million, or 4%, from 2016, reflecting increases in outsourced services, software system implementation expenses and foreclosed property costs. Income tax expense for the Commercial Banking segment was up by $7.1 million from 2016, largely due to the net deferred tax asset write-down adjustment resulting from enactment of the Tax Act.

Comparison of 2016 with 2015
Net interest income for the Commercial Banking segment increased by $6.5 million, or 8%, from 2015, reflecting growth in loans, a higher level of commercial prepayment fee income and a favorable shift in the mix of deposits to lower cost categories. The loan loss provision increased by $4.6 million from 2015, largely reflecting additional loss exposure allocated to one nonaccrual commercial mortgage relationship. Noninterest income derived from the Commercial Banking segment was up by $4.2 million, or 20%, from 2015, reflecting increased mortgage banking revenues and loan related derivative income. Commercial Banking noninterest expenses for 2016, increased by $3.4 million, or 6%, from 2015, largely due to increases in salaries and employee benefit costs.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
Net interest expense	($167)	($66)	($47)	($101)	153%	($19)	40%
Noninterest income	39,346	37,569	35,416	1,777	5	2,153	6
Noninterest expense	28,407	27,179	27,120	1,228	5	59	—
Income before income taxes	10,772	10,324	8,249	448	4	2,075	25
Income tax expense	3,795	3,692	3,475	103	3	217	6
Net income	$6,977	$6,632	$4,774	$345	5%	$1,858	39%

Comparison of 2017 with 2016
Noninterest income for the Wealth Management Services segment was up by $1.8 million, or 5%, compared to 2016, reflecting an increase in asset-based revenues resulting from growth in wealth management assets under administration. Noninterest expenses for the Wealth Management Services segment increased by $1.2 million, or 5%, compared to 2016. The noninterest expense comparison for this segment was impacted by the change in fair value adjustments on a contingent consideration liability, which increased noninterest expenses by $255 thousand in 2017, and a goodwill impairment charge of $150 thousand recognized in 2017. See additional discussion under the caption “Noninterest Expense” above. Excluding the impact of these items, total noninterest expenses for the Wealth Management Services segment increased by $823 thousand, or 3%, compared to 2016, largely due to software system implementation expenses incurred in 2017.

Comparison of 2016 with 2015
Noninterest income for the Wealth Management Services segment increased by $2.2 million, or 6%, compared to 2015, reflecting an increase in asset-based revenues. This increase was largely due to the acquisition of Halsey on August 1, 2015. Noninterest expenses for the Wealth Management Services segment were up modestly compared to 2015. The noninterest expense comparison for this segment was impacted by a $898 thousand benefit resulting from the reduction of a contingent consideration liability in 2016 and the recognition of $989 thousand of acquisition related expense in 2015. See additional discussion under the caption “Noninterest Expense” above for further information on these items. Excluding the impact of these items in both periods, noninterest expense increased by $1.9 million, or 7%, in 2016, largely due to increases in salaries and benefits costs and amortization of intangibles, including costs attributable to Halsey since the acquisition date.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
Net interest income	$20,962	$19,323	$19,272	$1,639	8%	$51	—%
Noninterest income	2,219	2,777	2,306	(558)	(20)	471	20
Noninterest expense	12,261	12,701	12,022	(440)	(3)	679	6
Income before income taxes	10,920	9,399	9,556	1,521	16	(157)	(2)
Income tax expense	4,044	1,891	2,073	2,153	114	(182)	(9)
Net income	$6,876	$7,508	$7,483	($632)	(8%)	$25	—%

Comparison of 2017 with 2016
Net interest income for the Corporate unit was up by $1.6 million, or 8%, compared to 2016, reflecting the impact of additions to the investment securities portfolio in the latter half of 2016, partially offset by increased FHLB borrowing costs and unfavorable net funds transfer pricing allocations with the Commercial Banking segment. Noninterest income for the Corporate unit decreased by $558 thousand, compared to 2016, primarily due to the nontaxable gain of $589 thousand recognized in 2016 upon the receipt of BOLI proceeds. Noninterest expense for the Corporate unit decreased by $440 thousand from 2016, largely due to debt prepayment penalty expense of $431 thousand incurred in 2016. There was no such expense incurred in 2017. Income tax expense for the Corporate unit was up by $2.2 million from 2016, largely due to the net deferred tax asset write-down adjustment resulting from enactment of the Tax Act.

Comparison of 2016 with 2015
Noninterest income for the Corporate unit for 2016 increased by $471 thousand, compared to 2015, largely due to the nontaxable gain recognized in 2016 upon the receipt of BOLI proceeds. The Corporate unit’s noninterest expense for 2016 increased by $679 thousand from 2015, largely due to debt prepayment penalty expense incurred in 2016. There was no such expense incurred in 2015.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
December 31,	2017	2016	$	%
Cash and due from banks	$79,853	$106,185	($26,332)	(25%)
Total securities	793,495	755,545	37,950	5
Total loans	3,374,071	3,234,371	139,700	4
Allowance for loan losses	26,488	26,004	484	2
Total assets	4,529,850	4,381,115	148,735	3
Total deposits	3,242,707	3,063,752	178,955	6
FHLB advances	791,356	848,930	(57,574)	(7)
Total shareholders’ equity	413,284	390,804	22,480	6

Total assets amounted to $4.5 billion at December 31, 2017, up by $148.7 million, or 3%, from the end of 2016, reflecting loan growth and additions to the securities portfolio, partially offset by a decline in cash and due from banks balances.

In 2017, total deposits increased by $179.0 million, or 6%, with growth in all deposit categories. FHLB advances decreased by $57.6 million, or 7%, from December 31, 2016, due to growth in deposits.

Shareholders’ equity amounted to $413.3 million at December 31, 2017, up by $22.5 million from the balance at the end of 2016.  As of December 31, 2017, the Bancorp and the Bank exceeded the regulatory minimum levels to be considered “well capitalized.” See Note 12 to the Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2017 and 2016, the Corporation did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements generally utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 4 and 15 to the Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$157,604	20%	$108,440	15%	$77,015	21%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	590,882	76	588,085	79	234,856	61
Obligations of states and political subdivisions	2,359	—	14,485	2	36,080	10
Individual name issuer trust preferred debt securities	16,984	2	26,736	4	25,138	7
Corporate bonds	13,125	2	2,166	—	1,955	1
Total securities available for sale	$780,954	100%	$739,912	100%	$375,044	100%

(Dollars in thousands)
December 31,	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$12,541	100%	$15,633	100%	$20,023	100%
Total securities held to maturity	$12,541	100%	$15,633	100%	$20,023	100%

To generate additional interest income and to provide additional balance sheet liquidity, debt obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, totaling $149.1 million and $553.3 million, respectively, were purchased in 2017 and 2016. The 2017 purchases had a weighted average yield of 2.61%, while the 2016 purchases had a weighted average yield of 2.45%. These purchases were partially offset by routine principal pay-downs on mortgage-backed securities as well as calls and maturities of debt securities.

The securities portfolio stood at $793.5 million as of December 31, 2017, or 18% of total assets, compared to $755.5 million as of December 31, 2016, or 17% or total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As of December 31, 2017 and December 31, 2016, the net unrealized loss position on securities available for sale and held to maturity amounted to $9.7 million and $10.5 million, respectively, and included gross unrealized losses of $13.5 million and $15.8 million, respectively. As of December 31, 2017, the gross unrealized losses were concentrated in obligations of U.S government-sponsored enterprises, including mortgaged-backed securities, and were primarily attributable to relative changes in interest rates since the time of purchase. Management evaluated the impairment status of these debt securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2017. See Note 4 to the Consolidated Financial Statements for additional information.

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

(Dollars in thousands)	December 31, 2017
	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$51,493	$109,986	$—	$161,479
Weighted average yield	—%	1.69%	2.24%	—%	2.06%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
Amortized cost	61,605	191,585	160,415	181,339	594,944
Weighted average yield	2.98	2.83	2.64	2.19	2.60
Obligations of states and political subdivisions:
Amortized cost	515	1,840	—	—	2,355
Weighted average yield	3.75	3.99	—	—	3.94
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	15,142	2,964	18,106
Weighted average yield	—	—	2.43	2.37	2.42
Corporate bonds:
Amortized cost	—	2,136	—	11,781	13,917
Weighted average yield	—	2.40	—	2.67	2.63
Total debt securities available for sale:
Amortized cost	$62,120	$247,054	$285,543	$196,084	$790,801
Weighted average yield	2.99%	2.60%	2.47%	2.22%	2.49%
Fair value	$61,700	$244,392	$280,870	$193,992	$780,954
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$1,719	$5,374	$4,019	$1,429	$12,541
Weighted average yield	2.99%	2.95%	2.97%	3.05%	2.97%
Fair value	$1,743	$5,451	$4,077	$1,450	$12,721

As of December 31, 2017, Washington Trust owns trust preferred security holdings of five individual name issuers in the financial services industry.  The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	December 31, 2017				Credit Ratings
		Amortized Cost	Fair Value	Unrealized Loss	December 31, 2017		Form 10-K Filing Date
Name of Issuer (parent holding company)	(i)				Moody’s	S&P	Moody’s	S&P
Bank of America Corporation	2	4,816	4,583	(233)	Baa3	BBB-	Baa3	BBB-
Wells Fargo & Company	2	5,170	4,909	(261)	A1/Baa1	BBB+/BBB	A1/Baa1	BBB/BBB-
SunTrust Banks, Inc.	1	4,180	3,843	(337)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,989	1,870	(119)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,951	1,779	(172)	Baa2	BB (ii)	Baa2	BB (ii)
Totals	7	$18,106	$16,984	($1,122)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no downgrades to below investment grade between December 31, 2017 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

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

Federal Home Loan Bank Stock
The Bank is a member of the FHLB, which is a cooperative that provides services to its member banking institutions. The primary reason for the Bank’s membership is to gain access to a reliable source of wholesale funding in order to manage interest rate risk. The purchase of FHLB stock is a requirement for a member to gain access to funding. The Bank purchases FHLB stock in proportion to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

The Bank’s investment in FHLB stock, which is recorded at cost, totaled $40.5 million at December 31, 2017, compared to $43.1 million at December 31, 2016. No market exists for shares of FHLB stock and therefore, they are carried at par value.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Corporation currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  The Corporation monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLB stock as of December 31, 2017.

Loans
Total loans amounted to $3.4 billion at December 31, 2017, up by $139.7 million, or 4%, from the end of 2016, largely due to growth in the residential real estate loan portfolio.

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Mortgages (1)	$1,072,487	32%	$1,074,186	33%	$931,953	31%	$843,978	30%	$796,249	32%
Construction & development (2)	138,008	4	121,371	4	122,297	4	79,592	3	36,289	1
Commercial & industrial (3)	612,334	18	576,109	18	600,297	20	611,918	21	530,797	22
Total commercial	1,822,829	54	1,771,666	55	1,654,547	55	1,535,488	54	1,363,335	55
Residential real estate:
Mortgages	1,206,458	35	1,094,824	34	984,437	33	948,731	33	749,163	30
Homeowner construction	20,790	1	27,924	1	29,118	1	36,684	1	23,511	1
Total residential real estate	1,227,248	36	1,122,748	35	1,013,555	34	985,415	34	772,674	31
Consumer:
Home equity lines	258,114	8	264,200	8	255,565	8	242,480	8	231,362	9
Home equity loans	34,353	1	37,272	1	46,649	2	46,967	2	40,212	2
Other (4)	31,527	1	38,485	1	42,811	1	48,926	2	55,301	3
Total consumer loans	323,994	10	339,957	10	345,025	11	338,373	12	326,875	14
Total loans	$3,374,071	100%	$3,234,371	100%	$3,013,127	100%	$2,859,276	100%	$2,462,884	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2017 follows:

(Dollars in thousands)	Commercial			Residential Real Estate
	Mortgages	Construction (1)	Commercial & Industrial	Mortgages	Homeowner Construction (2)	Consumer	Total
Amounts due in:
One year or less	$145,141	$2,331	$124,009	$33,857	$581	$8,132	$314,051
After one year to five years	530,058	70,949	293,781	144,151	3,619	24,744	1,067,302
After five years	397,288	64,728	194,544	1,028,450	16,590	291,118	1,992,718
Total	$1,072,487	$138,008	$612,334	$1,206,458	$20,790	$323,994	$3,374,071

Interest rate terms on amounts due after one year:
Predetermined rates	$152,805	$8,981	$174,522	$302,739	$20,209	$44,035	$703,291
Variable or adjustable rates	774,541	126,696	313,803	869,862	—	271,827	2,356,729

(1)	Includes certain construction loans that will convert to repayment terms following the construction period and be reclassified to the commercial mortgage or commercial and industrial category.

(2)	Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

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

Commercial Loans
The commercial loan portfolio represented 54% of total loans at December 31, 2017.

In making commercial loans, we may occasionally solicit the participation of other banks. Washington Trust also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $364.0 million and $391.0 million, respectively, at December 31, 2017 and December 31, 2016. Our participation in commercial loans originated by other banks also includes shared national credits, which as of December 31, 2017 are defined as participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
Commercial real estate loans totaled $1.2 billion at December 31, 2017, up by $14.9 million, or 1%, from the balance at December 31, 2016. Included in commercial real estate loans were construction and development loans of $138.0 million and $121.4 million, respectively, as of December 31, 2017 and December 31, 2016.

At December 31, 2017, shared national credit balances outstanding included in the commercial real estate loan portfolio totaled $34.8 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

Commercial real estate loans are secured by a variety of property types, with 92% of the total at December 31, 2017 composed of office buildings, retail facilities, multi-family dwellings, lodging, commercial mixed use, industrial and warehouse properties and healthcare facilities. The average loan balance outstanding in this portfolio was $2.4 million and the largest individual commercial real estate loan outstanding was $26.4 million as of December 31, 2017.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	December 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,131,077	94%	$1,105,539	93%
New York, New Jersey, Pennsylvania	66,857	5	77,038	6
New Hampshire	12,561	1	12,980	1
Total	$1,210,495	100%	$1,195,557	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $612.3 million at December 31, 2017, up by $36.2 million, or 6%, from the balance at December 31, 2016.

At December 31, 2017, shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $61.7 million. All of these loans were included in the pass-rated category of commercial loan credit quality, all payments were current and the loans were performing in accordance with their contractual terms.

This portfolio includes loans to a variety of business types.  Approximately 90% of the total portfolio at December 31, 2017 included loans to business sectors such as health care/social assistance, owner occupied and other real estate, manufacturing, retail trade, educational services, professional, scientific and technical, transportation and warehousing, entertainment and recreation, finance and insurance, other services, construction businesses and public administration. The average loan balance outstanding in this portfolio was $555 thousand and the largest individual commercial and industrial loan outstanding was $20.1 million as of December 31, 2017.

Residential Real Estate Loans
The residential real estate loan portfolio represented 36% of total loans at December 31, 2017.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Originations for retention in portfolio	$318,674	$264,466	$234,853
Originations for sale to the secondary market (1)	533,878	600,800	523,833
Total	$852,552	$865,266	$758,686

(1)	Includes loans originated in a broker capacity.

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sales activity:

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Loans sold with servicing rights retained	$129,358	$165,414	$162,225
Loans sold with servicing rights released (1)	407,514	443,824	368,675
Total	$536,872	$609,238	$530,900

(1)	Includes loans originated in a broker capacity.

Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.6 million and $3.5 million, respectively, as of December 31, 2017 and December 31, 2016. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $568.3 million and $522.8 million, respectively, as of December 31, 2017 and December 31, 2016.

Residential real estate loans held in portfolio amounted to $1.2 billion at December 31, 2017, up by $104.5 million, or 9%, from the balance at December 31, 2016. During 2017, the Corporation purchased $18.9 million of residential mortgage loans from another financial institution. These loans were individually evaluated to Washington Trust’s underwriting standards and are predominantly secured by properties located in Massachusetts.

The following is a geographic summary of residential real estate loans by property location.

(Dollars in thousands)	December 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$1,210,895	98.6%	$1,106,366	98.6%
New Hampshire, Vermont	12,061	1.0	11,445	1.0
New York, Virginia, New Jersey, Maryland, Pennsylvania	2,168	0.2	2,648	0.2
Ohio	862	0.1	997	0.1
Other	1,262	0.1	1,292	0.1
Total (1)	$1,227,248	100.0%	$1,122,748	100.0%

(1)	Includes residential mortgage loans purchased from other financial institutions totaling $129.5 million and $128.9 million, respectively, as of December 31, 2017 and December 31, 2016.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft.

The consumer loan portfolio totaled $324.0 million at December 31, 2017, down by $16.0 million, or 5%, from December 31, 2016.  Home equity lines and home equity loans represented 90% of the total consumer portfolio at December 31, 2017.  The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $21.7 million and $27.7 million, respectively, at December 31, 2017 and December 31, 2016.

Investment in Bank-Owned Life Insurance
BOLI amounted to $73.3 million and $71.1 million, respectively, at December 31, 2017 and December 31, 2016. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A2” or better by Moody’s at December 31, 2017.  BOLI is included in the Consolidated Balance Sheet at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession. During 2017, the Corporation made no significant changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)
December 31,	2017	2016	2015	2014	2013
Nonaccrual loans:
Commercial mortgages	$4,954	$7,811	$5,711	$5,315	$7,492
Commercial construction and development	—	—	—	—	—
Commercial & industrial	283	1,337	3,018	1,969	1,291
Residential real estate	9,414	11,736	10,666	7,124	8,315
Consumer	560	1,174	1,652	1,537	1,204
Total nonaccrual loans	15,211	22,058	21,047	15,945	18,302
Nonaccrual investment securities	—	—	—	—	547
Property acquired through foreclosure or repossession, net	131	1,075	716	1,176	932
Total nonperforming assets	$15,342	$23,133	$21,763	$17,121	$19,781
Nonperforming assets to total assets	0.34%	0.53%	0.58%	0.48%	0.62%
Nonaccrual loans to total loans	0.45%	0.68%	0.70%	0.56%	0.74%
Total past due loans to total loans	0.59%	0.76%	0.58%	0.63%	0.89%
Accruing loans 90 days or more past due	$—	$—	$—	$—	$—

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more past due with respect to principal and/or interest or sooner if considered appropriate by management.  Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  When loans are placed on nonaccrual status, interest previously accrued but not collected is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income, depending on management’s assessment of the ultimate collectability of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible. There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2017.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1.3 million, $1.6 million and $1.5 million in 2017, 2016 and 2015, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $335 thousand, $640 thousand and $522 thousand in 2017, 2016 and 2015, respectively.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
Years ended December 31,	2017	2016
Balance at beginning of period	$22,058	$21,047
Additions to nonaccrual status	6,515	15,278
Loans returned to accruing status	(4,052)	(1,516)
Loans charged-off	(2,462)	(7,012)
Loans transferred to other real estate owned	(576)	(1,075)
Payments, payoffs and other changes	(6,272)	(4,664)
Balance at end of period	$15,211	$22,058

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	December 31, 2017				December 31, 2016
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial mortgages	$4,954	$—	$4,954	0.46%	$7,807	$4	$7,811	0.73%
Commercial construction & development	—	—	—	—	—	—	—	—
Commercial & industrial	281	2	283	0.05	745	592	1,337	0.23
Residential real estate mortgages	3,903	5,511	9,414	0.77	6,193	5,543	11,736	1.05
Consumer	282	278	560	0.17	768	406	1,174	0.35
Total nonaccrual loans	$9,420	$5,791	$15,211	0.45%	$15,513	$6,545	$22,058	0.68%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of December 31, 2017, the composition of nonaccrual loans was 66% residential and consumer and 34% commercial, compared to 59% and 41%, respectively, as of December 31, 2016.

Nonaccrual loans declined by $6.8 million in 2017, with the largest decline in nonaccrual commercial mortgage loans. As of December 31, 2017, nonaccrual commercial mortgage loans were composed of two borrower relationships totaling $5.0 million, down by $2.9 million from the balance at December 31, 2016.

The largest nonaccrual commercial mortgage relationship as of December 31, 2017 consisted of one loan with a carrying value of $2.8 million, net of charge-offs. Prior to 2017, charge-offs totaling $984 thousand were recognized on this loan. As a result of the continued deterioration in the financial condition of the borrower and changes in the value of the underlying collateral, the Corporation recognized charge-offs on this loan totaling $1.1 million in 2017. This loan was previously modified in a troubled debt restructuring and has been on nonaccrual status since the third quarter of 2014. This loan is secured by commercial mixed use property in Connecticut and is collateral dependent. Based on the estimated fair value of the underlying collateral, a $330 thousand loss allocation was deemed necessary at December 31, 2017. In the first quarter of 2018, foreclosure actions commenced on this property.

The second largest nonaccrual commercial mortgage relationship as of December 31, 2017 consisted of one loan with a carrying value of $2.1 million, net of charge-offs. Prior to 2017, charge-offs totaling $5.5 million were recognized on this relationship. During 2017 charge-offs totaling $794 thousand were recognized on this relationship. Additionally, in the second quarter of 2017, one of the loans in this relationship with a carrying value of $986 thousand was sold at a nominal gain. This relationship was previously modified in a troubled debt restructuring and has been on nonaccrual status since the third quarter of 2016. This relationship is secured by mixed use properties in Connecticut and is collateral dependent. Based on the estimated fair value of the underlying collateral, a loss allocation of $688 thousand was deemed necessary at December 31, 2017.

Nonaccrual residential real estate mortgage loans totaled $9.4 million at the end 2017, down by $2.3 million from the balance at the end of 2016. As of December 31, 2017, the balance of nonaccrual residential mortgage loans was predominantly secured by properties located in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential real estate loans at December 31, 2017 were five loans purchased for portfolio and serviced by others amounting to $1.5 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectability of nonperforming loans.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)
December 31,	2017		2016
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$4,960	0.46%	$8,708	0.81%
Construction & development	—	—	—	—
Commercial & industrial	4,076	0.67	1,154	0.20
Residential real estate	7,855	0.64	12,226	1.09
Consumer	3,184	0.98	2,334	0.69
Total past due loans	$20,075	0.59%	$24,422	0.76%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2017, the composition of past due loans was 55% residential and consumer and 45% commercial, compared to 60% and 40%, respectively, at December 31, 2016.

Total past due loans declined by $4.3 million in 2017. See additional disclosure under the caption “Potential Problem Loans” regarding a well-secured accruing commercial and industrial loan that became past due in the fourth quarter of 2017.

Total past due loans as of December 31, 2017 and 2016 included nonaccrual loans of $11.8 million and $18.6 million, respectively.  All loans 90 days or more past due at December 31, 2017 and 2016 were classified as nonaccrual.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of December 31, 2017, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below. See Note 5 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)
December 31,	2017	2016	2015	2014	2013
Accruing troubled debt restructured loans:
Commercial mortgages	$—	$1,965	$9,430	$9,676	$22,800
Commercial & industrial	4,875	5,761	853	954	1,265
Residential real estate	369	3,925	669	1,252	1,442
Consumer	143	106	228	135	236
Accruing troubled debt restructured loans	5,387	11,757	11,180	12,017	25,743
Nonaccrual troubled debt restructured loans:
Commercial mortgages	4,954	7,807	5,296	4,898	—
Commercial & industrial	281	1,177	1,371	1,193	542
Residential real estate	529	1,384	596	248	—
Consumer	—	110	—	—	38
Nonaccrual troubled debt restructured loans	5,764	10,478	7,263	6,339	580
Total troubled debt restructured loans	$11,151	$22,235	$18,443	$18,356	$26,323

The allowance for loan losses included specific reserves for troubled debt restructurings of $1.1 million and $567 thousand, respectively, at December 31, 2017 and 2016.

Approximately 87% of the balance of accruing troubled debt restructured loans at December 31, 2017 was concentrated in one commercial and industrial loan with a carrying value of $4.7 million. This loan was restructured in 2016 and included a below-market rate concession and interest only payments for a temporary period. This loan is current with respect to payment terms at December 31, 2017.

Approximately 86% of the balance of nonaccrual troubled debt restructured loans at December 31, 2017 consisted of two commercial mortgage borrower relationships. Both of these relationships were restructured in 2013 and included modifications of certain payment terms and a below-market rate concession for a temporary period. See additional disclosure regarding these two nonaccrual commercial mortgage relationships above under the caption “Nonaccrual Loans.”

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2017 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Corporation has identified approximately $9.7 million in potential problem loans at December 31, 2017, compared to $6.8 million at December 31, 2016. The balance of potential problem loans at December 31, 2017 was primarily composed of two commercial and industrial relationships totaling $8.2 million. Management considers both of these relationships to be well-secured. As of December 31, 2017, the largest of these two relationships had a carrying value of $4.3 million and was current with respect to payment terms. The other relationship had a carrying value of $3.9 million and consisted of two loans that were 41 and 33 days past due at December 31, 2017. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)
December 31,	2017	2016
Collateral dependent impaired loans (1)	$13,880	$24,238
Impaired loans measured on discounted cash flow method (2)	6,718	9,577
Total impaired loans	$20,598	$33,815

(1)	Net of partial charge-offs of $5.1 million and $5.6 million, respectively, at December 31, 2017 and 2016.

(2)	Net of partial charge-offs of $84 thousand and $21 thousand, respectively, at December 31, 2017 and 2016.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	December 31, 2017			December 31, 2016
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$20,598	$1,129	5.48%	$33,815	$606	1.79%
Loans collectively evaluated for impairment	3,353,473	25,359	0.76	3,200,556	25,398	0.79
Total	$3,374,071	$26,488	0.79%	$3,234,371	$26,004	0.80%

A loan loss provision totaling $2.6 million was charged to earnings for 2017, compared to $5.7 million in 2016. These provisions were based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with changes in the loan portfolio.

Net charge-offs were $2.1 million, or 0.06% of average loans in 2017, compared to $6.7 million, or 0.21%, of average loans in 2016. A significant portion of the charge-offs recognized in both 2016 and 2017 were recognized on two nonaccrual commercial mortgage relationships discussed above under the caption “Nonaccrual Loans.”

As of December 31, 2017, the allowance for loan losses was $26.5 million, or 0.79% of total loans, compared to $26.0 million, or 0.80% of total loans, at December 31, 2016.

The following table reflects the activity in the allowance for loan losses during the years presented:

(Dollars in thousands)
December 31,	2017	2016	2015	2014	2013
Balance at beginning of period	$26,004	$27,069	$28,023	$27,886	$30,873
Charge-offs:
Commercial:
Mortgages	1,867	5,816	809	977	5,213
Construction and development	—	—	—	—	—
Commercial & industrial	336	759	671	558	358
Residential real estate:
Mortgages	74	200	207	132	128
Homeowner construction	—	—	—	—	—
Consumer	185	237	618	282	323
Total charge-offs	2,462	7,012	2,305	1,949	6,022
Recoveries:
Commercial:
Mortgages	82	56	92	24	380
Construction and development	—	—	—	—	—
Commercial & industrial	169	156	87	86	153
Residential real estate:
Mortgages	39	11	28	51	3
Homeowner construction	—	—	—	—	—
Consumer	56	74	94	75	99
Total recoveries	346	297	301	236	635
Net charge-offs	2,116	6,715	2,004	1,713	5,387
Provision charged to earnings	2,600	5,650	1,050	1,850	2,400
Balance at end of period	$26,488	$26,004	$27,069	$28,023	$27,886
Net charge-offs to average loans	0.06%	0.21%	0.07%	0.07%	0.23%

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

(Dollars in thousands)
December 31,	2017		2016		2015		2014		2013
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$11,646	32%	$9,971	33%	$9,140	31%	$8,202	30%	$8,022	32%
Construction & development	1,083	4	1,195	4	1,758	4	1,300	3	383	1
Commercial & industrial	5,580	18	6,992	18	8,202	20	7,987	21	7,835	22
Residential real estate:
Mortgages	5,358	35	5,077	34	5,265	33	5,228	33	6,321	30
Homeowner construction	69	1	175	1	195	1	202	1	129	1
Consumer	2,752	10	2,594	10	2,509	11	2,713	12	2,511	14
Unallocated	—		—		—		2,391		2,685
Balance at end of period	$26,488	100%	$26,004	100%	$27,069	100%	$28,023	100%	$27,886	100%

(1)	Percentage of allocated allowance for loan losses to the total loans outstanding within the respective category.

Sources of Funds and Other Liabilities
Our sources of funds include deposits, brokered time deposits, FHLB advances, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

Deposits
Washington Trust offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue.

Washington Trust is a participant in the Demand Deposit Marketplace (“DDM”) program, Insured Cash Sweep (“ICS”) program and the Certificate of Deposit Account Registry Service (“CDARS”) program. Washington Trust uses these deposit sweep services to place customer funds into interest-bearing demand accounts, money market accounts, and/or time deposits issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. DDM, ICS and CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market wholesale brokered deposits.

The following table presents a summary of deposits:

(Dollars in thousands)			Change
December 31,	2017	2016	$	%
Demand deposits	$661,138	$585,960	$75,178	13%
NOW accounts	466,605	427,707	38,898	9
Money market accounts	731,345	730,075	1,270	—
Savings accounts	368,524	358,397	10,127	3
Time deposits (in-market)	617,368	549,376	67,992	12
Wholesale brokered time deposits	397,727	412,237	(14,510)	(4)
Total deposits	$3,242,707	$3,063,752	$178,955	6%

Total in-market deposits	$2,844,980	$2,651,515	$193,465	7%

Total deposits amounted to $3.2 billion at December 31, 2017, up by $179.0 million, or 6% , in 2017. This included a $14.5 million decrease in out-of-market wholesale brokered time deposits. Excluding out-of-market wholesale brokered time deposits, in-market deposits increased by $193.5 million, or 7%, with growth across deposit categories.

The increases in demand deposits and NOW account balances reflected growth in both new and existing depositor relationships. The increase in in-market time deposits reflected growth in promotional time deposits.

FHLB Advances
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances amounted to $791.4 million at December 31, 2017, down by $57.6 million from the balance at the end of 2016 due to growth in deposits.

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

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually. See Note 16 to the Consolidated Financial Statements for additional disclosure regarding the Corporation’s defined benefit pension plans.

As of December 31, 2017 and 2016, the funded status of the qualified defined benefit pension plan amounted to $6.6 million and $2.8 million, respectively, and was included in other assets in the Consolidated Balance Sheets. The increase in the funded status of the qualified defined benefit pension plan largely reflected a higher level of plan assets partially offset by a decrease in the discount rate used to determine the present value of pension obligations at December 31, 2017.

Non-qualified defined benefit retirement plan obligations were $15.2 million and $13.2 million, respectively, at December 31, 2017 and December 31, 2016 and were included in other liabilities in the Consolidated Balance Sheets. The increase in the unfunded status of the non-qualified defined benefit plans reflected a decrease in the discount rate used to determine the present value of pension obligations at December 31, 2017. In accordance with the terms of these non-qualified plans, securities available for sale and other short-term investments with a carrying value of $13.3 million and $11.7 million, respectively, at December 31, 2017 and December 31, 2016 have been designated in rabbi trusts to be used for future benefit payments associated with these plans.

Deferred Compensation Plan Obligations
The Corporation maintains a nonqualified deferred compensation plan that provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  Both the assets and liabilities of the deferred compensation plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The accrued liability related to this plan amounted to $14.2 million and $10.8 million, respectively, at December 31, 2017 and 2016 and is included in other liabilities.  The corresponding invested assets related to this plan amounted to $14.2 million and $10.8 million, respectively, at December 31, 2017 and 2016, and are reported in other assets.  The increases in the accrued liability and the invested assets reflect contributions made by the participants as well as market appreciation of the assets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 62% of total average assets in 2017.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

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

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained within target ranges established by the ALCO during 2017.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

Net cash provided by operating activities amounted to $59.4 million in 2017, which was generated by net income of $45.9 million and adjustments to reconcile net income to net cash provided by operating activities. The most significant of these adjustments pertained to mortgage banking activities. Net cash used in investing activities totaled $179.7 million in 2017, largely reflecting outflows to fund loan growth. For 2017, net cash provided by financing activities amounted to $95.4 million, due to deposits inflows, which were partially offset by net outflows associated with FHLB advances and the payment of dividends to shareholders. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $413.3 million at December 31, 2017, up by $22.5 million from December 31, 2016, including net income of $45.9 million, partially offset by $26.8 million for dividend declarations.

The ratio of total equity to total assets amounted to 9.12% at December 31, 2017, compared to a ratio of 8.92% at December 31, 2016.  Book value per share at December 31, 2017 and 2016 amounted to $23.99 and $22.76, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  Capital levels continue to exceed the the regulatory minimum levels to be considered “well capitalized,” with a total risk-based capital ratio of 12.45% at

December 31, 2017, compared to 12.26% at December 31, 2016. See Note 12 to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at December 31, 2017:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (2)	$791,356	$465,634	$204,291	$106,668	$14,763
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	39,263	3,518	6,405	4,688	24,652
Software licensing arrangements	9,923	2,303	2,898	1,963	2,759
Other borrowings	—	—	—	—	—
Total contractual obligations	$863,223	$471,455	$213,594	$113,319	$64,855

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLB advances are shown in the period corresponding to their scheduled maturity. See Note 11 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$537,310	$194,848	$169,825	$71,289	$101,348
Home equity lines	254,855	—	—	—	254,855
Other loans	48,819	48,819	—	—	—
Standby letters of credit	6,666	6,413	—	253	—
Forward loan commitments to:
Originate loans	45,139	45,139	—	—	—
Sell loans	71,539	71,539	—	—	—
Loan related derivative contracts:
Interest rate swaps with customers	545,049	6,274	87,336	86,119	365,320
Mirror swaps with counterparties	545,049	6,274	87,336	86,119	365,320
Risk participation-in agreements	34,052	—	—	—	34,052
Foreign exchange contracts	3,005	3,005	—	—	—
Interest rate risk management contracts:
Interest rate swaps	60,000	—	—	40,000	20,000
Total commitments	$2,151,483	$382,311	$344,497	$283,780	$1,140,895
Off-Balance Sheet Arrangements
In the normal course of business, Washington Trust engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  Such transactions are used to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates.  These financial transactions include commitments to extend credit, standby letters of credit, forward loan commitments, loan related derivative contracts and interest rate risk management contracts.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and standby letters of credit are similar to those used for loans.  Interest rate risk management contracts with other counterparties are generally subject to bilateral collateralization terms.

For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 13 and 21 to the Consolidated Financial Statements.

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

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, off-balance sheet interest rate contracts and the pricing and structure of loans and deposits for managing interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors.  These interest rate contracts involve, to varying degrees, credit risk and interest rate risk.  Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract.  The notional amount of the interest rate contracts is the amount upon which interest and other payments are based.  The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Notes 13 and 21 to the Consolidated Financial Statements for additional information.

The ALCO uses income simulation to measure interest rate risk inherent in the Corporation’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, a 13- to 24-month horizon and a 60-month horizon.  The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost core savings to higher-cost time deposits in selected interest rate scenarios.  Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.  The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2017 and 2016, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2017 and 2016.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	December 31, 2017		December 31, 2016
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.88)%	(7.94)%	(2.93)%	(6.54)%
100 basis point rate increase	3.02	2.52	2.21	1.74
200 basis point rate increase	7.31	7.64	5.13	4.99
300 basis point rate increase	11.65	12.77	8.08	8.35

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

The relative changes in interest rate sensitivity from December 31, 2016 to December 31, 2017 as shown in the above table were attributable to several factors, including a higher absolute level of market interest rates and an increase in rate sensitivity primarily attributable to an increase in the proportion of variable rate commercial loans within the portfolio. Variable rate assets reprice more quickly and by a greater amount than repricing of deposit costs.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2017 and 2016 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$3,828	($11,824)
Obligations of states and political subdivisions	1	(7)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	13,548	(57,733)
Trust preferred debt and other corporate debt securities	(69)	111
Total change in market value as of December 31, 2017	$17,308	($69,453)
Total change in market value as of December 31, 2016	$14,906	($79,508)

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Washington Trust Bancorp, Inc. and subsidiaries (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s Consolidated Financial Statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2017, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2017 was effective.

The Corporation’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017.

Joseph J. MarcAurele Chairman and Chief Executive Officer	Ronald S. Ohsberg Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Washington Trust Bancorp, Inc:
Opinion of Internal Control Over Financial Reporting
We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Providence, Rhode Island
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Washington Trust Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the Corporation) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Corporation’s auditor since 1973.

Providence, Rhode Island
February 27, 2018

Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2017	2016
Assets:
Cash and due from banks	$79,853	$106,185
Short-term investments	3,070	1,612
Mortgage loans held for sale, at fair value	26,943	29,434
Securities:
Available for sale, at fair value	780,954	739,912
Held to maturity, at amortized cost (fair value $12,721 in 2017 and $15,920 in 2016)	12,541	15,633
Total securities	793,495	755,545
Federal Home Loan Bank stock, at cost	40,517	43,129
Loans:
Commercial mortgages	1,072,487	1,074,186
Commercial construction & development	138,008	121,371
Commercial & industrial	612,334	576,109
Residential real estate	1,227,248	1,122,748
Consumer	323,994	339,957
Total loans	3,374,071	3,234,371
Less allowance for loan losses	26,488	26,004
Net loans	3,347,583	3,208,367
Premises and equipment, net	28,333	29,020
Investment in bank-owned life insurance	73,267	71,105
Goodwill	63,909	64,059
Identifiable intangible assets, net	9,140	10,175
Other assets	63,740	62,484
Total assets	$4,529,850	$4,381,115
Liabilities:
Deposits:
Demand deposits	$661,138	$585,960
NOW accounts	466,605	427,707
Money market accounts	731,345	730,075
Savings accounts	368,524	358,397
Time deposits	1,015,095	961,613
Total deposits	3,242,707	3,063,752
Federal Home Loan Bank advances	791,356	848,930
Junior subordinated debentures	22,681	22,681
Other liabilities	59,822	54,948
Total liabilities	4,116,566	3,990,311
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,226,508 shares in 2017 and 17,170,820 shares in 2016	1,077	1,073
Paid-in capital	117,961	115,123
Retained earnings	317,756	294,365
Accumulated other comprehensive loss	(23,510)	(19,757)
Total shareholders’ equity	413,284	390,804
Total liabilities and shareholders’ equity	$4,529,850	$4,381,115

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2017	2016	2015
	Interest income:
	Interest and fees on loans	$127,962	$119,491	$114,229
	Taxable interest on securities	18,927	11,584	8,875
	Nontaxable interest on securities	249	982	1,555
	Dividends on corporate stock and Federal Home Loan Bank stock	1,774	1,091	953
	Other interest income	674	322	138
	Total interest and dividend income	149,586	133,470	125,750
	Interest expense:
	Deposits	15,064	12,504	13,142
	Federal Home Loan Bank advances	14,377	9,992	7,746
	Junior subordinated debentures	613	491	871
	Other interest expense	1	5	9
	Total interest expense	30,055	22,992	21,768
	Net interest income	119,531	110,478	103,982
	Provision for loan losses	2,600	5,650	1,050
	Net interest income after provision for loan losses	116,931	104,828	102,932
	Noninterest income:
	Wealth management revenues	39,346	37,569	35,416
	Mortgage banking revenues	11,392	13,183	9,901
	Service charges on deposit accounts	3,672	3,702	3,865
	Card interchange fees	3,502	3,385	3,199
	Loan related derivative income	3,214	3,243	2,441
	Income from bank-owned life insurance	2,161	2,659	1,982
	Other income	1,522	1,388	1,536
	Total noninterest income	64,809	65,129	58,340
	Noninterest expense:
	Salaries and employee benefits	68,487	67,221	63,024
	Net occupancy	7,521	7,151	7,000
	Outsourced services	6,920	5,222	5,111
	Equipment	5,358	6,208	5,533
	Legal, audit and professional fees	2,294	2,579	2,741
	FDIC deposit insurance costs	1,647	1,878	1,846
	Advertising and promotion	1,481	1,458	1,526
	Amortization of intangibles	1,035	1,284	904
	Debt prepayment penalties	—	431	—
	Acquisition related expenses	—	—	989
	Change in fair value of contingent consideration	(643)	(898)	41
	Other expenses	10,000	8,569	8,214
	Total noninterest expense	104,100	101,103	96,929
	Income before income taxes	77,640	68,854	64,343
	Income tax expense	31,715	22,373	20,878
	Net income	$45,925	$46,481	$43,465

	Weighted average common shares outstanding - basic	17,207	17,081	16,879
	Weighted average common shares outstanding - diluted	17,338	17,208	17,067
Per share information:	Basic earnings per common share	$2.66	$2.72	$2.57
	Diluted earnings per common share	$2.64	$2.70	$2.54
	Cash dividends declared per share	$1.54	$1.46	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	(Dollars in thousands)

Years ended December 31,	2017	2016	2015
Net income	$45,925	$46,481	$43,465
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	621	(7,876)	(3,171)
Net change in fair value of cash flow hedges	(52)	(257)	244
Net change in defined benefit plan obligation adjustment	(97)	(1,925)	2,037
Total other comprehensive income (loss), net of tax	472	(10,058)	(890)
Total comprehensive income	$46,397	$36,423	$42,575

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2015	16,746	$1,047	$101,204	$252,837	($8,809)	$346,279
Net income				43,465		43,465
Total other comprehensive loss, net of tax					(890)	(890)
Cash dividends declared				(23,228)		(23,228)
Share-based compensation			2,074			2,074
Common stock issued for acquisition	137	8	5,422			5,430
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	137	9	2,249			2,258
Balance at December 31, 2015	17,020	$1,064	$110,949	$273,074	($9,699)	$375,388

Net income				46,481		46,481
Total other comprehensive loss, net of tax					(10,058)	(10,058)
Cash dividends declared				(25,190)		(25,190)
Share-based compensation			2,190			2,190
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	151	9	1,984			1,993
Balance at December 31, 2016	17,171	$1,073	$115,123	$294,365	($19,757)	$390,804

Net income				45,925		45,925
Total other comprehensive income, net of tax					472	472
Cash dividends declared				(26,759)		(26,759)
Share-based compensation			2,577			2,577
Exercise of stock options, issuance of other compensation-related equity awards	56	4	261			265
Reclassification of income tax effects due to the adoption of ASU 2018-02				4,225	(4,225)	—
Balance at December 31, 2017	17,227	$1,077	$117,961	$317,756	($23,510)	$413,284

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2017	2016	2015
	Cash flows from operating activities:
	Net income	$45,925	$46,481	$43,465
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	2,600	5,650	1,050
	Depreciation of premises and equipment	3,454	3,651	3,381
	Net amortization of premium and discount	3,426	2,779	1,568
	Amortization of intangibles	1,035	1,284	904
	Goodwill impairment	150	—	—
	Share–based compensation	2,577	2,190	2,074
	Tax benefit from stock option exercises and other equity awards	508	1,016	694
	Deferred income tax expense	5,687	868	1,820
	Income from bank-owned life insurance	(2,161)	(2,659)	(1,982)
	Net gains on loan sales and commissions on loans originated for others	(10,991)	(13,137)	(9,826)
	Net gain on sale of portfolio loans	—	(135)	—
	Proceeds from sales of loans	472,556	551,788	477,616
	Loans originated for sale	(461,262)	(532,950)	(462,663)
	Change in fair value of contingent consideration liability	(643)	(898)	41
	(Increase) decrease in other assets	(8,794)	984	(4,165)
	Increase (decrease) in other liabilities	5,318	(7,163)	(1,717)
	Net cash provided by operating activities	59,385	59,749	52,260
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(89,194)	(431,662)	(44,682)
	Other investment securities available for sale	(59,940)	(121,679)	(88,784)
Maturities and principal payments of:	Mortgage-backed securities available for sale	84,381	65,673	50,083
	Other investment securities available for sale	22,071	108,256	60,085
	Mortgage-backed securities held to maturity	2,950	4,193	4,960
	Remittance (purchases) of Federal Home Loan Bank stock	2,612	(18,813)	13,414
	Net increase in loans	(120,582)	(112,966)	(152,306)
	Proceeds from sale of portfolio loans	—	510	—
	Purchases of loans	(20,278)	(113,562)	(3,085)
	Proceeds from the sale of property acquired through foreclosure or repossession	1,053	731	1,580
	Purchases of premises and equipment	(2,779)	(3,112)	(5,479)
	Purchases of bank-owned life insurance	—	(5,000)	—
	Proceeds from bank-owned life insurance	—	2,054	—
	Cash used in business combination, net of cash acquired	—	—	(1,671)
	Net cash used in investing activities	(179,706)	(625,377)	(165,885)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2017	2016	2015
Cash flows from financing activities:
Net increase in deposits	178,955	129,497	179,437
Proceeds from Federal Home Loan Bank advances	1,352,501	1,428,750	495,500
Repayment of Federal Home Loan Bank advances	(1,410,075)	(958,793)	(522,824)
Proceeds from stock option exercises and issuance of other equity instruments	366	977	1,563
Cash dividends paid	(26,300)	(24,637)	(22,770)
Net cash provided by financing activities	95,447	575,794	130,906
Net (decrease) increase in cash and cash equivalents	(24,874)	10,166	17,281
Cash and cash equivalents at beginning of year	107,797	97,631	80,350
Cash and cash equivalents at end of year	$82,923	$107,797	$97,631

Noncash Investing and Financing Activities:
Loans charged off	$2,462	$7,012	$2,305
Loans transferred to property acquired through foreclosure or repossession	576	1,075	1,206
In conjunction with a purchase acquisition, assets were acquired and liabilities were assumed as follows:
Common stock issued for acquisition	—	—	5,430
Fair value of assets acquired, net of cash acquired	—	—	14,315
Fair value of liabilities assumed	—	—	7,214
Supplemental Disclosures:
Interest payments	$29,687	$22,267	$21,947
Income tax payments	25,988	19,822	20,213

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

The accounting and reporting policies of the Corporation conform to GAAP and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses, the valuation of goodwill and identifiable intangible assets, the assessment of investment securities for impairment and the accounting for defined benefit pension plans.

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

In determining whether an other-than-temporary impairment has occurred for debt securities, the Corporation compares the present value of cash flows expected to be collected from the security with the amortized cost of the security. If the present value of expected cash flows is less than the amortized cost of the security, then the entire amortized cost of the security will not be recovered; that is, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred. The credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive

Notes to Consolidated Financial Statements – (continued)

income provided that the Corporation does not intend to sell the underlying debt security and it is more-likely-than-not that the Corporation would not have to sell the debt security prior to recovery of the unrealized loss, which may be to maturity. If the Corporation intended to sell any securities with an unrealized loss or it is more-likely-than-not that the Corporation would be required to sell the investment securities before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings.

See Note 4 for further discussion on the Corporation’s investment securities portfolio.

Federal Home Loan Bank Stock
The Bank is a member of the FHLB.  The FHLB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  No market exists for shares of FHLB stock and therefore, they are carried at par value.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Corporation currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  The Corporation monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLB stock as of December 31, 2017.

Mortgage Banking Activities
Mortgage Loans Held for Sale
Residential mortgage loans originated and intended for sale in the secondary market are classified as held for sale. The Corporation has elected the fair value option pursuant to Accounting Standards Codification (“ASC”) 825, “Financial Instruments” for closed loans intended for sale. ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. Washington Trust elected the fair value option for residential real estate mortgage loans held for sale pursuant to forward sale commitments in order to better match changes in fair values of the loans with changes in the fair value of the derivative forward loan sale contracts used to economically hedge them. Changes in the fair value of loans held for sale are recorded in earnings and are offset by changes in fair value relating to forward sale commitments and interest rate lock commitments. For residential mortgage loans intended for sale that are not accounted for under the fair value option, lower of cost or market (“LOCOM”) accounting is applied. Such loans are carried at lower of aggregate cost, net of unamortized deferred loan origination fees and costs, or fair value. Gains and losses on residential loan sales are recognized at the time of sale and included in mortgage banking revenues.

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

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest or sooner if considered appropriate by management. Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. When loans are placed on nonaccrual status, interest previously accrued but not collected is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectability of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

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

Interest income on nonaccrual impaired loans is recognized as described above under the caption “Nonaccrual Loans.”  Accruing impaired loans consist of those troubled debt restructurings for which management has concluded that the collectability of the loan is not in doubt.

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

Notes to Consolidated Financial Statements – (continued)

Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the risk of loss inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.  Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely.  Full or partial charge-offs on collateral dependent impaired loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

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

Notes to Consolidated Financial Statements – (continued)

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line method over the estimated useful lives of assets.  Leasehold improvements are depreciated over the shorter of the lease terms or the estimated useful lives of the improvements. Expected terms include lease renewal options to the extent that the exercise of such renewals is reasonably assured. Expenditures for major additions and improvements are capitalized while the costs of current maintenance and repairs are charged to operating expenses.  The estimated useful lives of premises and improvements range from 5 to 40 years. For furniture, fixtures and equipment, the estimated useful lives range from 3 to 20 years.

Goodwill and Other Identifiable Intangible Assets
The Corporation allocated the cost of acquired entities to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Other intangible assets identified in acquisitions consist of wealth management advisory contracts. The value attributed to other intangible assets was based on the time period over which they are expected to generate economic benefits.

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform an impairment test.

Effective April 1, 2017, the Corporation early adopted the provisions of ASU 2017-04 “Simplifying the Test for Goodwill Impairment”, which eliminated Step 2 of the annual two-step goodwill impairment test. Step 2 was a more detailed analysis, which involved measuring the excess of the fair value of the reporting unit, as determined in Step 1, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. As Step 2 was eliminated, goodwill is tested for impairment using the quantitative impairment analysis described below.

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

Notes to Consolidated Financial Statements – (continued)

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

Bank-Owned Life Insurance
The investment in BOLI represents the cash surrender value of life insurance policies on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies.  Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income taxes.  The financial strength of the insurance carrier is reviewed prior to the purchase of BOLI and annually thereafter.

Investment in Real Estate Limited Partnership
Washington Trust has a 99.9% ownership interest in two real estate limited partnerships that renovate, own and operate two low-income housing complexes.  Washington Trust neither actively participates nor has a controlling interest in these limited partnerships and accounts for its investments under the equity method of accounting.  The carrying value of the investments is recorded in other assets on the Consolidated Balance Sheet.  Net losses generated by the partnership are recorded as a reduction to Washington Trust’s investment and as a reduction of other noninterest income in the Consolidated Statements of Income.  Tax credits generated by the partnership are recorded as a reduction in the income tax provision in the year they are allowed for tax reporting purposes.

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

Wealth Management Assets Under Administration
Assets under administration represent assets held in a fiduciary or agency capacity for wealth management clients and are not included in the Consolidated Balance Sheets, as these are not assets of the Corporation. Wealth management revenue derived from the administration, management and custody of assets under administration are referred to as asset-based revenues.

Fee Revenue
Wealth management revenues include asset-based revenues that are primarily accrued as earned based upon a percentage of asset values under administration.  Also included in wealth management revenues are transaction-based revenues, which include financial planning fees, tax preparation fees, commissions and other service fees, which are recognized as revenue to the extent that services have been completed.  Fee revenue from deposit service charges is generally recognized when earned.

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

Notes to Consolidated Financial Statements – (continued)

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

Effective January 1, 2017, excess tax benefits (expenses) related to stock option exercises, settlement of other equity awards and dividends paid on nonvested share awards are recorded as a decrease (increase) to income tax expense. Prior to 2017, such excess tax benefits were recognized as additional paid in capital in shareholders' equity and did not impact income tax expense. Excess tax benefits (expenses) on the settlement of share-based awards are reflected in the Consolidated Statements of Cash Flows as an operating activity.

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

Notes to Consolidated Financial Statements – (continued)

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in the fair value is recognized directly in earnings as interest income or interest expense based on the item being hedged.

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

Notes to Consolidated Financial Statements – (continued)

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

(2) Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. As originally issued, ASU 2014-09 was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, Accounting Standards Update No. 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and Accounting Standards Update No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) were issued. These ASUs do not change the core principle for revenue recognition in Topic 606; instead, the amendments provide more detailed guidance in a few areas and additional implementation guidance and examples, which were expected to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as those provided by ASU 2015-14. Management assembled a project team to address the changes pursuant to Topic 606. The project team completed a scope assessment and contract review for in-scope revenue streams. Washington Trust's largest source of revenue is net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this ASU. Revenue streams that are within the scope of Topic 606 include wealth management revenues, service charges on deposit accounts and card interchange fees. Management does not anticipate material changes in the timing or measurement of in-scope revenues or contract acquisition costs. Management has also completed its evaluation of the expanded disclosure requirements. The Corporation plans to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective transition method. The adoption of ASU 2014-09 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

Leases - Topic 842
Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Washington Trust expects to adopt the provisions of ASU 2016-02 effective January 1, 2019. Management has assembled a project team that meets regularly to evaluate the provisions of this ASU, identify additional data requirements necessary

Notes to Consolidated Financial Statements – (continued)

and determine an approach for implementation. The Corporation rents premises used in business operations under non-cancelable operating leases, which currently are not reflected in its Consolidated Balance Sheets. As disclosed in Note 21, the Corporation was committed to $39.3 million of minimum lease payments under these operating leases. The Corporation has not yet determined the impact ASU 2016-02 will have on its consolidated financial statements.

Compensation - Stock Compensation - Topic 718
Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), was issued in March 2016. ASU 2016-09 includes multiple provisions intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences and the classification of certain tax-related transactions on the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Management adopted the provisions of this ASU on January 1, 2017 using the appropriate transition method as required by ASU 2016-09. For Washington Trust, the most significant provision of this ASU pertained to the accounting for excess tax benefits or tax deficiencies on share based award exercises and vestings. ASU 2016-09 requires that excess tax benefits or tax deficiencies be recognized as income tax benefit or expense in the Consolidated Statements of Income in the period that they occur. Management adopted this specific provision of the ASU on a prospective basis. The ASU also requires that the excess tax benefits or tax deficiencies be reported as an operating activity in the Consolidated Statements of Cash Flows and, in accordance with the ASU, management elected the retrospective transition method in adopting this specific provision. The adoption of ASU 2016-09 did not have a material impact on the consolidated financial statements.

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

Notes to Consolidated Financial Statements – (continued)

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

Receivables - Nonrefundable Fees and Other Costs - Topic 310
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

Comprehensive Income - Topic 220
Accounting Standards Update No. 2018-02, “Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), was issued in February 2018 to address accounting and regulatory capital reporting issues pertaining to income tax effects “stranded” in accumulated other comprehensive income as a result of the enactment of the Tax Act. ASU 2018-02 provided companies with the option to reclassify amounts specifically related to the Tax Act “stranded” in accumulated other comprehensive income to retained earnings. The Corporation elected to reclassify such amounts and early adopted ASU 2018-02, as permitted. The provisions of ASU 2018-02 were applied retrospectively to December 2017, the period in which the effects of the enactment of the Tax Act were recognized. As a result of the adoption of ASU 2018-02 and as reflected in the Consolidated

Notes to Consolidated Financial Statements – (continued)

Statements of Changes in Shareholders’ Equity, the Corporation reclassified $4.2 million from accumulated other comprehensive income to retained earnings. See Note 19 for further details.

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $14.1 million and $11.5 million, respectively, at December 31, 2017 and 2016 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of December 31, 2017 and 2016, cash and due from banks includes interest-bearing deposits in other banks of $31.9 million and $60.3 million, respectively.

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$161,479	$—	($3,875)	$157,604
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	594,944	3,671	(7,733)	590,882
Obligations of states and political subdivisions	2,355	4	—	2,359
Individual name issuer trust preferred debt securities	18,106	—	(1,122)	16,984
Corporate bonds	13,917	13	(805)	13,125
Total securities available for sale	$790,801	$3,688	($13,535)	$780,954
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$12,541	$180	$—	$12,721
Total securities held to maturity	12,541	180	—	12,721
Total securities	$803,342	$3,868	($13,535)	$793,675

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$111,483	$7	($3,050)	$108,440
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	592,833	4,923	(9,671)	588,085
Obligations of states and political subdivisions	14,423	62	—	14,485
Individual name issuer trust preferred debt securities	29,851	—	(3,115)	26,736
Corporate bonds	2,155	16	(5)	2,166
Total securities available for sale	$750,745	$5,008	($15,841)	$739,912
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$15,633	$287	$—	$15,920
Total securities held to maturity	15,633	287	—	15,920
Total securities	$766,378	$5,295	($15,841)	$755,832

At December 31, 2017 and 2016, securities with a fair value of $357.8 million and $736.2 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLBB”) borrowings, potential borrowings with the FRB, certain public deposits and for other purposes.  See Note 11 for additional discussion of FHLB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$62,120	$61,700	$1,719	$1,743
Due after one year to five years	247,054	244,392	5,374	5,451
Due after five years to ten years	285,543	280,870	4,019	4,077
Due after ten years	196,084	193,992	1,429	1,450
Total securities	$790,801	$780,954	$12,541	$12,721

Included in the above table were debt securities with an amortized cost balance of $195.4 million and a fair value of $189.7 million at December 31, 2017 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 5 months to 19 years, with call features ranging from 1 month to 4 years.

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

Notes to Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2017	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	8	$69,681	($798)	8	$87,923	($3,077)	16	$157,604	($3,875)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	20	128,965	(613)	22	279,693	(7,120)	42	408,658	(7,733)
Individual name issuer trust preferred debt securities	—	—	—	7	16,984	(1,122)	7	16,984	(1,122)
Corporate bonds	3	921	(5)	3	10,980	(800)	6	11,901	(805)
Total temporarily impaired securities	31	$199,567	($1,416)	40	$395,580	($12,119)	71	$595,147	($13,535)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2016	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	10	$98,433	($3,050)	—	$—	$—	10	$98,433	($3,050)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	35	407,073	(9,671)	—	—	—	35	407,073	(9,671)
Individual name issuer trust preferred debt securities	—	—	—	10	26,736	(3,115)	10	26,736	(3,115)
Corporate bonds	2	400	(5)	—	—	—	2	400	(5)
Total temporarily impaired securities	47	$505,906	($12,726)	10	$26,736	($3,115)	57	$532,642	($15,841)

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

U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at December 31, 2017 were seven trust preferred security holdings issued by five individual companies in the banking sector. Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased. Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of December 31, 2017, individual name issuers trust preferred debt securities with an amortized cost of $6.1 million and unrealized losses of $509 thousand were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectability of these

Notes to Consolidated Financial Statements – (continued)

securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no downgrades to below investment grade between December 31, 2017 and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Corporate Bonds
At December 31, 2017, Washington Trust had six corporate bond holdings with unrealized losses totaling $805 thousand. These investment grade corporate bonds were issued by large corporations. Management believes the unrealized losses on these bonds are a function of the changes in the investment spreads and interest rate movements and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$1,072,487	32%	$1,074,186	33%
Construction & development (2)	138,008	4	121,371	4
Commercial & industrial (3)	612,334	18	576,109	18
Total commercial	1,822,829	54	1,771,666	55
Residential real estate:
Mortgages	1,206,458	35	1,094,824	34
Homeowner construction	20,790	1	27,924	1
Total residential real estate	1,227,248	36	1,122,748	35
Consumer:
Home equity lines	258,114	8	264,200	8
Home equity loans	34,353	1	37,272	1
Other (4)	31,527	1	38,485	1
Total consumer	323,994	10	339,957	10
Total loans (5)	$3,374,071	100%	$3,234,371	100%

(1)	Loans primarily secured by income producing property.

(2)	Loans for construction of commercial properties, loans to developers for construction of residential properties and loans for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	Loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $3.8 million and $3.0 million, respectively, and net unamortized premiums on purchased loans of $878 thousand and $783 thousand, respectively, at December 31, 2017 and 2016.

At December 31, 2017 and 2016, there were $1.6 billion and $1.4 billion, respectively, of loans pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB for the discount window. See Note 11 for additional disclosure regarding borrowings.

Notes to Consolidated Financial Statements – (continued)

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

Nonaccrual Loans
The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2017	2016
Commercial:
Mortgages	$4,954	$7,811
Construction & development	—	—
Commercial & industrial	283	1,337
Residential real estate:
Mortgages	9,414	11,736
Homeowner construction	—	—
Consumer:
Home equity lines	81	—
Home equity loans	463	1,058
Other	16	116
Total nonaccrual loans	$15,211	$22,058
Accruing loans 90 days or more past due	$—	$—

As of December 31, 2017 and 2016, loans secured by one- to four-family residential property amounting to $4.4 million and $5.7 million, respectively, were in process of foreclosure.

Nonaccrual loans of $3.4 million and $3.5 million, respectively, were current as to the payment of principal and interest as of December 31, 2017 and 2016.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2017.

Interest income that would have been recognized had nonaccrual loans been current in accordance with their original terms was approximately $1.3 million, $1.6 million and $1.5 million in 2017, 2016 and 2015, respectively.  Interest income included in the Consolidated Statements of Income on nonaccrual loans amounted to approximately $335 thousand, $640 thousand and $522 thousand, respectively, in 2017, 2016 and 2015.

Notes to Consolidated Financial Statements – (continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
December 31, 2017	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$6	$—	$4,954	$4,960	$1,067,527	$1,072,487
Construction & development	—	—	—	—	138,008	138,008
Commercial & industrial	3,793	2	281	4,076	608,258	612,334
Residential real estate:
Mortgages	1,678	2,274	3,903	7,855	1,198,603	1,206,458
Homeowner construction	—	—	—	—	20,790	20,790
Consumer:
Home equity lines	1,340	—	—	1,340	256,774	258,114
Home equity loans	1,458	75	268	1,801	32,552	34,353
Other	29	—	14	43	31,484	31,527
Total loans	$8,304	$2,351	$9,420	$20,075	$3,353,996	$3,374,071

(Dollars in thousands)	Days Past Due
December 31, 2016	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$901	$—	$7,807	$8,708	$1,065,478	$1,074,186
Construction & development	—	—	—	—	121,371	121,371
Commercial & industrial	409	—	745	1,154	574,955	576,109
Residential real estate:
Mortgages	5,381	652	6,193	12,226	1,082,598	1,094,824
Homeowner construction	—	—	—	—	27,924	27,924
Consumer:
Home equity lines	655	26	—	681	263,519	264,200
Home equity loans	776	76	658	1,510	35,762	37,272
Other	32	1	110	143	38,342	38,485
Total loans	$8,154	$755	$15,513	$24,422	$3,209,949	$3,234,371

Included in past due loans as of December 31, 2017 and 2016, were nonaccrual loans of $11.8 million and $18.6 million, respectively. All loans 90 days or more past due at December 31, 2017 and 2016 were classified as nonaccrual.

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.

Notes to Consolidated Financial Statements – (continued)

The following is a summary of impaired loans:

(Dollars in thousands)
	Recorded Investment (1)		Unpaid Principal		Related Allowance
December 31,	2017	2016	2017	2016	2017	2016
No Related Allowance Recorded:
Commercial:
Mortgages	$—	$4,676	$—	$9,019	$—	$—
Construction & development	—	—	—	—	—	—
Commercial & industrial	4,986	6,458	5,081	6,550	—	—
Residential real estate:
Mortgages	9,069	14,385	9,256	14,569	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	81	—	81	—	—	—
Home equity loans	476	1,137	476	1,177	—	—
Other	14	116	14	116	—	—
Subtotal	14,626	26,772	14,908	31,431	—	—
With Related Allowance Recorded:
Commercial:
Mortgages	4,954	5,104	9,910	6,087	1,018	448
Construction & development	—	—	—	—	—	—
Commercial & industrial	191	662	212	699	1	3
Residential real estate:
Mortgages	715	1,285	741	1,310	104	151
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	133	28	132	29	6	4
Subtotal	5,993	7,079	10,995	8,125	1,129	606
Total impaired loans	$20,619	$33,851	$25,903	$39,556	$1,129	$606
Total:
Commercial	$10,131	$16,900	$15,203	$22,355	$1,019	$451
Residential real estate	9,784	15,670	9,997	15,879	104	151
Consumer	704	1,281	703	1,322	6	4
Total impaired loans	$20,619	$33,851	$25,903	$39,556	$1,129	$606

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs.  For accruing impaired loans (troubled debt restructurings for which management has concluded that the collectability of the loan is not in doubt), the recorded investment also includes accrued interest.

Notes to Consolidated Financial Statements – (continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class:

(Dollars in thousands)
	Average Recorded Investment			Interest Income Recognized
Years ended December 31,	2017	2016	2015	2017	2016	2015
Commercial:
Mortgages	$8,425	$13,201	$14,847	$79	$239	$327
Construction & development	—	—	—	—	—	—
Commercial & industrial	6,445	3,540	3,415	281	99	130
Residential real estate:
Mortgages	14,571	12,848	5,423	444	322	147
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	79	354	228	7	10	1
Home equity loans	606	1,233	487	24	38	11
Other	143	147	210	10	11	10
Totals	$30,269	$31,323	$24,610	$845	$719	$626

Troubled Debt Restructurings
Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $11.2 million and $22.3 million, respectively, at December 31, 2017 and 2016. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $1.1 million and $567 thousand, respectively, at December 31, 2017 and 2016.

As of December 31, 2017, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Notes to Consolidated Financial Statements – (continued)

The following table presents loans modified as a troubled debt restructuring:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Years ended December 31,	2017	2016	2017	2016	2017	2016
Commercial:
Mortgages	—	1	$—	$776	$—	$776
Construction & development	—	—	—	—	—	—
Commercial & industrial	—	9	—	6,229	—	6,229
Residential real estate:
Mortgages	—	3	—	4,386	—	4,386
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Other	—	—	—	—	—	—
Totals	—	13	$—	$11,391	$—	$11,391

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring:

(Dollars in thousands)
Years ended December 31,	2017	2016
Below-market interest rate concession	$—	$—
Payment deferral	—	1,111
Maturity / amortization concession	—	683
Interest only payments	—	4,326
Combination (1)	—	5,271
Total	$—	$11,391

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

In 2017, there were no payment defaults on troubled debt restructured loans modified within the previous 12 months. In 2016, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on seven loans totaling $1.6 million.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. As of December 31, 2017 and 2016, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.70 and 4.68, respectively. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses. See Note 6 for additional information.

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

Classified - Loans identified as “substandard,” “doubtful” or “loss” based on criteria consistent with guidelines provided by banking regulators. A “substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. The loans are closely watched and are either already on nonaccrual status or may be placed on nonaccrual status when management determines there is uncertainty of collectibility. A “doubtful” loan is placed on nonaccrual status and has a high probability of loss, but the extent of the loss is difficult to quantify due to dependency upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. A loan in the “loss” category is considered generally uncollectible or the timing or amount of payments cannot be determined. “Loss” is not intended to imply that the loan has no recovery value but rather it is not practical or desirable to continue to carry the asset.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
December 31,	2017	2016	2017	2016	2017	2016
Mortgages	$1,067,373	$1,065,358	$—	$776	$5,114	$8,052
Construction & development	138,008	121,371	—	—	—	—
Commercial & industrial	592,749	559,416	9,804	8,938	9,781	7,755
Total commercial loans	$1,798,130	$1,746,145	$9,804	$9,714	$14,895	$15,807

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current		Past Due
December 31,	2017	2016	2017	2016
Residential real estate:
Self-originated mortgages	$1,070,501	$954,867	$6,413	$11,017
Purchased mortgages	128,102	127,731	1,442	1,209
Homeowner construction	20,790	27,924	—	—
Total residential loans	$1,219,393	$1,110,522	$7,855	$12,226
Consumer:
Home equity lines	$256,774	$263,519	$1,340	$681
Home equity loans	32,552	35,762	1,801	1,510
Other	31,484	38,342	43	143
Total consumer loans	$320,810	$337,623	$3,184	$2,334

Loan Servicing Activities
Loans sold with servicing retained result in the capitalization of loan servicing rights. The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2014	$2,989	($2)	$2,987
Loan servicing rights capitalized	1,406	—	1,406
Amortization	(1,047)	—	(1,047)
Decrease in impairment reserve	—	1	1
Balance at December 31, 2015	3,348	(1)	3,347
Loan servicing rights capitalized	1,412	—	1,412
Amortization	(1,267)	—	(1,267)
Decrease in impairment reserve	—	1	1
Balance at December 31, 2016	3,493	—	3,493
Loan servicing rights capitalized	1,104	—	1,104
Amortization	(984)	—	(984)
Decrease in impairment reserve	—	—	—
Balance at December 31, 2017	$3,613	$—	$3,613

Notes to Consolidated Financial Statements – (continued)

The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2018	$899
	2019	675
	2020	507
	2021	381
	2022	286
	Thereafter	865
Total estimated amortization expense		$3,613

Loans sold to others are serviced on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others by type of loan:

(Dollars in thousands)
December 31,	2017	2016
Residential mortgages	$568,311	$522,766
Commercial loans	108,539	101,317
Total	$676,850	$624,083

Notes to Consolidated Financial Statements – (continued)

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

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2017:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$9,971	$1,195	$6,992	$18,158	$5,252	$2,594	$26,004
Charge-offs	(1,867)	—	(336)	(2,203)	(74)	(185)	(2,462)
Recoveries	82	—	169	251	39	56	346
Provision	3,460	(112)	(1,245)	2,103	210	287	2,600
Ending Balance	$11,646	$1,083	$5,580	$18,309	$5,427	$2,752	$26,488

(1)	Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2016:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Total
Beginning Balance	$9,140	$1,758	$8,202	$19,100	$5,460	$2,509	$27,069
Charge-offs	(5,816)	—	(759)	(6,575)	(200)	(237)	(7,012)
Recoveries	56	—	156	212	11	74	297
Provision	6,591	(563)	(607)	5,421	(19)	248	5,650
Ending Balance	$9,971	$1,195	$6,992	$18,158	$5,252	$2,594	$26,004

(1)	Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2015:

(Dollars in thousands)	Commercial
	Mortgages	Construction	C&I (1)	Total Commercial	Residential	Consumer	Unallocated	Total
Beginning Balance	$8,202	$1,300	$7,987	$17,489	$5,430	$2,713	$2,391	$28,023
Charge-offs	(809)	—	(671)	(1,480)	(207)	(618)	—	(2,305)
Recoveries	92	—	87	179	28	94	—	301
Provision	1,655	458	799	2,912	209	320	(2,391)	1,050
Ending Balance	$9,140	$1,758	$8,202	$19,100	$5,460	$2,509	$—	$27,069

(1)	Commercial & industrial loans.

Notes to Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology.

(Dollars in thousands)	December 31, 2017		December 31, 2016
		Related Allowance		Related Allowance
	Loans		Loans
Loans Individually Evaluated For Impairment:
Commercial:
Mortgages	$4,954	$1,018	$9,776	$448
Construction & development	—	—	—	—
Commercial & industrial	5,157	1	7,098	3
Residential Real Estate	9,783	104	15,661	151
Consumer	704	6	1,280	4
Subtotal	20,598	1,129	33,815	606
Loans Collectively Evaluated For Impairment:
Commercial:
Mortgages	1,067,533	10,628	1,064,410	9,523
Construction & development	138,008	1,083	121,371	1,195
Commercial & industrial	607,177	5,579	569,011	6,989
Residential Real Estate	1,217,465	5,323	1,107,087	5,101
Consumer	323,290	2,746	338,677	2,590
Subtotal	3,353,473	25,359	3,200,556	25,398
Total	$3,374,071	$26,488	$3,234,371	$26,004

(7) Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2017	2016
Land and improvements	$6,020	$6,020
Premises and improvements	38,793	37,913
Furniture, fixtures and equipment	26,240	28,383
Total premises and equipment	71,053	72,316
Less accumulated depreciation	42,720	43,296
Total premises and equipment, net	$28,333	$29,020

Depreciation of premises and equipment amounted to $3.5 million, $3.7 million and $3.4 million, respectively, for the years ended December 31, 2017, 2016, and 2015.

Notes to Consolidated Financial Statements – (continued)

(8) Goodwill and Other Intangibles
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)	Commercial Banking	Wealth Management Services	Total
Balance at December 31, 2016	$22,591	$41,468	$64,059
Impairment	—	(150)	(150)
Balance at December 31, 2017	$22,591	$41,318	$63,909

The balance of goodwill in the Commercial Banking segment arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment arose from the 2005 acquisition of Weston Financial and its broker-dealer and insurance agency subsidiaries, as well as the 2015 acquisition of Halsey.

As the result of a decision that reduced the business activities of WSC, a broker-dealer subsidiary that largely conducted mutual fund transactions primarily for Weston Financial clients, the carrying value of WSC’s goodwill was assessed for impairment during the second quarter of 2017. As a result of management’s assessment, an impairment charge of $150 thousand was recognized in the second quarter of 2017 and classified in other expenses in the Consolidated Statements of Income.

Intangible assets consist of wealth management advisory contracts and non-compete agreements. The following table presents the components of intangible assets:

(Dollars in thousands)	December 31, 2017		December 31, 2016
	Advisory Contracts	Non-compete Agreements	Advisory Contracts	Non-compete Agreements
Gross carrying amount	$20,803	$369	$20,803	$369
Accumulated amortization	11,663	369	10,648	349
Net amount	$9,140	$—	$10,155	$20

The balance of intangible assets at December 31, 2017 includes wealth management advisory contracts resulting from the Weston Financial acquisition in 2005, as well as wealth management advisory contracts resulting from the acquisition of Halsey in 2015.

The wealth management advisory contracts resulting from the Weston Financial acquisition are being amortized over a 20-year life using a declining balance method, based on expected attrition for the current customer base derived from historical runoff data.  The wealth management advisory contracts resulting from the acquisition of Halsey are being amortized on a straight-line basis over a 15-year life.

Amortization expense for the years ended December 31, 2017, 2016, and 2015, amounted to $1.0 million, $1.3 million and $904 thousand, respectively.

Notes to Consolidated Financial Statements – (continued)

The following table presents estimated annual amortization expense for intangible assets at December 31, 2017:

(Dollars in thousands)
Years ending December 31,	2018	$979
	2019	943
	2020	914
	2021	890
	2022	860
	2023 and thereafter	4,554

(9) Income Tax Expense
On December 22, 2017, the Tax Act was signed into law. The enactment of the Tax Act in 2017 required companies to revalue and reassess deferred tax assets and liabilities reflecting the new federal income tax rate. As a result, in December 2017, Washington Trust's net deferred tax assets were written down by $6.2 million, with a corresponding increase to income tax expense. The majority of the provisions of the Tax Act will take effect on January 1, 2018. The provisions that impact Washington Trust include the reduction of the corporate income tax rate from 35% to 21%, changes to the deductibility of certain meals and entertainment expenses, and changes to the deductibility of executive compensation. The Tax Act also accelerates expensing of certain depreciable property for assets placed in service after September 27, 2017 and before January 1, 2023.

Effective January 1, 2017, Washington Trust adopted Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under this accounting standard, excess tax benefits on the settlement of share-based awards are recognized as a reduction to income tax expense in the period that they occur. In 2017, income tax expense was reduced by the recognition of $508 thousand in excess tax benefits on the settlement of share-based awards. Prior to 2017, such excess tax benefits were recognized as additional paid in capital in shareholders' equity and did not impact income tax expense.

The following table presents the components of income tax expense:

(Dollars in thousands)
Years ended December 31,	2017	2016	2015
Current tax expense:
Federal	$23,827	$19,444	$17,864
State	2,201	2,061	1,194
Total current tax expense	26,028	21,505	19,058
Deferred tax expense (benefit):
Federal	5,717	796	2,003
State	(30)	72	(183)
Total deferred tax expense	5,687	868	1,820
Total income tax expense	$31,715	$22,373	$20,878

Notes to Consolidated Financial Statements – (continued)

Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

(Dollars in thousands)
Years ended December 31,	2017	2016	2015
Tax expense at Federal statutory rate	$27,174	$24,099	$22,520
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1,313)	(1,599)	(1,604)
Dividends received deduction	(55)	(58)	(57)
BOLI	(757)	(930)	(694)
Stock based compensation	(481)	—	—
Federal tax credits	(364)	(364)	(364)
Change in fair value of contingent consideration	(225)	(314)	—
Acquisition related expenses	—	—	318
State income tax expense, net of federal income tax benefit	1,411	1,387	658
Adjustment to net deferred tax assets for enacted changes in federal tax law	6,170	—	—
Other	155	152	101
Total income tax expense	$31,715	$22,373	$20,878

The following table presents the approximate tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities:

(Dollars in thousands)
December 31,	2017	2016
Deferred tax assets:
Allowance for loan losses	$6,225	$9,621
Defined benefit pension obligations	1,767	3,804
Deferred compensation	3,334	3,991
Deferred loan origination fees	1,325	1,999
Stock based compensation	1,240	1,519
Net unrealized losses on securities available for sale	2,314	4,008
Other	2,281	3,495
Deferred tax assets	18,486	28,437
Deferred tax liabilities:
Amortization of intangibles	(2,148)	(3,765)
Deferred loan origination costs	(3,550)	(5,156)
Loan servicing rights	(849)	(1,293)
Other	(1,200)	(1,419)
Deferred tax liabilities	(7,747)	(11,633)
Net deferred tax asset	$10,739	$16,804

The Corporation’s net deferred tax asset is included in other assets in the Consolidated Balance Sheets. Management has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income.

Notes to Consolidated Financial Statements – (continued)

The Corporation had no unrecognized tax benefits as of December 31, 2017 and 2016.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014.

(10) Time Certificates of Deposit
The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2018	$479,914	0.96%
	2019	323,597	1.51
	2020	90,282	1.54
	2021	59,263	1.77
	2022	61,991	1.94
	2023 and thereafter	48	1.30
Balance at December 31, 2017		$1,015,095	1.30%

The following table presents the amount of time certificates of deposit in denominations of $100 thousand or more at December 31, 2017, maturing during the periods indicated:

(Dollars in thousands)
January 1, 2018 to March 31, 2018	$100,142
April 1, 2018 to June 30, 2018	21,824
July 1, 2018 to December 31, 2018	35,239
January 1, 2019 and beyond	172,083
Balance at December 31, 2017	$329,288

Time certificates of deposit in denominations of $250 thousand or more totaled $75.1 million and $53.4 million, respectively, at December 31, 2017 and 2016.

Notes to Consolidated Financial Statements – (continued)

(11) Borrowings
Federal Home Loan Bank Advances
Advances payable to FHLB amounted to $791.4 million and $848.9 million, respectively, at December 31, 2017 and 2016.

The following table presents scheduled maturities and weighted average interest rates on FHLB advances outstanding as of December 31, 2017:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2018	$465,634	1.51%
2019	137,258	1.62
2020	67,033	1.95
2021	51,222	2.43
2022	55,447	3.58
2023 and thereafter	14,762	2.44
Total	$791,356	1.85%

As of December 31, 2017 and 2016, the Bank had access to a $40.0 million unused line of credit with the FHLB and also had remaining available borrowing capacity of $449.9 million and $594.5 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Advances payable to FHLB include short-term advances with original maturity due dates of one year or less. The following table presents certain information concerning short-term FHLB advances:

(Dollars in thousands)
As of and for the years ended December 31,	2017	2016	2015
Average amount outstanding during the period	$351,692	$275,533	$155,874
Amount outstanding at end of period	$367,500	$352,500	$107,500
Highest month end balance during period	$417,500	$367,500	$229,500
Weighted-average interest rate at end of period	1.57%	0.79%	0.55%
Weighted-average interest rate during the period	1.20%	0.73%	0.38%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2017 and 2016.

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

On August 29, 2005, Trust I issued $8.3 million of capital securities (“Trust I Capital Securities”) in a private placement of trust preferred securities.  The Trust I Capital Securities mature in September 2035, are redeemable at the Bancorp’s option and require quarterly distributions by Trust I to the holder of the Trust I Capital Securities equal to the three-month LIBOR rate plus 1.45%.  The Bancorp has guaranteed the Trust I Capital Securities and, to the extent not paid by Trust I, accrued and unpaid distributions on the Trust I Capital Securities, as well as the redemption price payable to the Trust I Capital Securities holders.  The proceeds of the Trust I Capital Securities, along with proceeds from the issuance of common securities by Trust I to the Bancorp, were used to purchase $8.3 million of the Bancorp’s junior subordinated deferrable interest notes (the “Trust I Debentures”) and constitute the primary asset of Trust I.  Like the Trust I Capital

Notes to Consolidated Financial Statements – (continued)

Securities, the Trust I Debentures bear interest at a rate equal to the three-month LIBOR rate plus 1.45%.  The Trust I Debentures mature on September 15, 2035, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies.

On August 29, 2005, Trust II issued $14.4 million of capital securities (“Trust II Capital Securities”) in a private placement of trust preferred securities.  The Trust II Capital Securities mature in November 2035, are redeemable at the Bancorp’s option and require quarterly distributions by Trust II to the holder of the Trust II Capital Securities, at a rate equal to the three-month LIBOR rate plus 1.45%.  The Bancorp has guaranteed the Trust II Capital Securities and, to the extent not paid by Trust II, accrued and unpaid distributions on the Trust II Capital Securities, as well as the redemption price payable to the Trust II Capital Securities holders.  The proceeds of the Trust II Capital Securities, along with proceeds from the issuance of common securities by Trust II to the Bancorp, were used to purchase $14.4 million of the Bancorp’s junior subordinated deferrable interest notes (the “Trust II Debentures”) and constitute the primary asset of Trust II.  Like the Trust II Capital Securities, the Trust II Debentures bear interest at a rate equal to the three-month LIBOR rate plus 1.45%.  The Trust II Debentures mature on November 23, 2035, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies.

(12) Shareholders’ Equity
2006 Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved the 2006 Stock Repurchase Plan authorizing the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  The repurchased shares would be held as treasury stock to be used for general corporate purposes.  As of December 31, 2017, a cumulative total of 185,400 shares have been repurchased, all of which were repurchased in 2007 at a total cost of $4.8 million.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $209.8 million as of December 31, 2017.

Reserved Shares
As of December 31, 2017, a total of 1,989,991 common stock shares were reserved for issuance under the 2003 Stock Incentive Plan, the 2013 Stock Option and Incentive Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

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

Capital levels at December 31, 2017 exceeded the regulatory minimum levels to be considered “well capitalized.”

Notes to Consolidated Financial Statements – (continued)

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	$416,038	12.45%	$267,365	8.00%	N/A	N/A
Bank	413,593	12.38	267,338	8.00	334,172	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	389,289	11.65	200,524	6.00	N/A	N/A
Bank	386,844	11.58	200,503	6.00	267,338	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	367,291	10.99	150,383	4.50	N/A	N/A
Bank	386,844	11.58	150,378	4.50	217,212	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	389,289	8.79	177,089	4.00	N/A	N/A
Bank	386,844	8.74	177,048	4.00	221,310	5.00

December 31, 2016
Total Capital (to Risk-Weighted Assets):
Corporation	390,867	12.26	255,093	8.00	N/A	N/A
Bank	389,840	12.23	255,050	8.00	318,813	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	364,655	11.44	191,320	6.00	N/A	N/A
Bank	363,628	11.41	191,288	6.00	255,050	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	342,656	10.75	143,490	4.50	N/A	N/A
Bank	363,628	11.41	143,466	4.50	207,228	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	364,655	8.67	168,271	4.00	N/A	N/A
Bank	363,628	8.65	168,207	4.00	210,259	5.00

(1)	Leverage ratio.

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

Cash Flow Hedging Instruments
As of December 31, 2017 and 2016, the Bank had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of December 31, 2017 and 2016, the Bancorp had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

During 2017, the Bank executed three interest rate floor contracts with a total notional amount of $300.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. The floors mature in 2020.

The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. For the year ended December 31, 2017 and 2016, there was no ineffectiveness recorded in earnings.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of December 31, 2017 and 2016, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $545.0 million and $428.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Risk Participation Agreements
The Corporation has entered into risk participation agreements with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Notes to Consolidated Financial Statements – (continued)

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

As of December 31, 2017, the notional amounts of the risk participation-out agreements and risk participation-in agreements were $52.4 million and $34.1 million, respectively, compared to $38.3 million and $28.5 million, respectively, as of December 31, 2016.

Foreign Exchange Contracts
Foreign exchange contracts represent a contractual commitment to buy or sell a foreign currency on a future date at a specified price. The Corporation uses these foreign exchange contracts on a limited basis to reduce its exposure to fluctuations in currency exchange rates associated with a commercial loan that is denominated in a foreign currency. These derivatives are not designated as hedges and therefore changes in fair value are recognized in earnings. The changes in fair value on the foreign exchange contracts substantially offset the foreign currency translation gains and losses on the related commercial loan.

As of December 31, 2017, the notional amount of foreign exchange contracts was $3.0 million.

Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate mortgage loans held for sale, forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments, but do not meet criteria for hedge accounting and, as such the changes in fair value of these commitments are reflected in earnings. The Corporation has elected to carry closed residential real estate mortgage loans held for sale at fair value, as changes in fair value in these loans held for sale generally offset changes in interest rate lock and forward sale commitments.

Notes to Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
December 31,	Balance Sheet Location	2017	2016	Balance Sheet Location	2017	2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Other assets	$213	$—	Other liabilities	$14	$378
Interest rate caps	Other assets	25	134	Other liabilities	—	—
Interest rate floors	Other assets	110	—	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Other assets	965	1,133	Other liabilities	20	88
Commitments to sell mortgage loans	Other assets	26	279	Other liabilities	1,424	1,349
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	268	2,036	Other liabilities	1,295	—
Mirror swaps with counterparties	Other assets	1,152	—	Other liabilities	268	2,228
Risk participation agreements	Other assets	—	—	Other liabilities	—	—
Foreign exchange contracts	Other assets	—	—	Other liabilities	26	—
Total		$2,759	$3,582		$3,047	$4,043

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax (Effective Portion)
Years ended December 31,	2017	2016	2015
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$358	($224)	$288
Interest rate caps	(64)	(33)	(44)
Interest rate floors	(346)	—	—
Total	($52)	($257)	$244

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
Years ended December 31,	Statement of Income Location	2017	2016	2015
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	($100)	($175)	$28
Commitments to sell mortgage loans	Mortgage banking revenues	(328)	942	3
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	2,243	(598)	7,569
Mirror swaps with counterparties	Loan related derivative income	1,198	3,854	(4,904)
Risk participation agreements	Loan related derivative income	(233)	(13)	(224)
Foreign exchange contracts	Loan related derivative income	6	—	—
Total		$2,786	$4,010	$2,472

(14) Balance Sheet Offsetting
For interest rate risk management contracts and loan related derivative contracts, the Corporation records derivative assets and derivative liabilities on a net basis. The interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting agreements. The following tables present the Corporation’s derivative asset and derivative liability positions and the effect of netting arrangements on the Consolidated Balance Sheets:

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
December 31, 2017
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$25	$—	$25	$—	$25
Interest rate floors	110	—	110	—	110
Interest rate swaps	213	—	213	—	213
Loan related derivative contracts:
Interest rate swaps with customers	2,857	2,589	268	—	268
Mirror swaps with counterparties	3,801	2,649	1,152	—	1,152
Total	$7,006	$5,238	$1,768	$—	$1,768

Derivative Liabilities:
Interest rate risk management contracts:
Interest rate swaps	$14	$—	$14	$14	$—
Loan related derivative contracts:
Interest rate swaps with customers	3,884	2,589	1,295	1,025	270
Mirror swaps with counterparties	2,917	2,649	268	—	268
Foreign exchange contracts	26	—	26	—	26
Total	$6,841	$5,238	$1,603	$1,039	$564

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
December 31, 2016
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$134	$—	$134	$—	$134
Loan related derivative contracts:
Interest rate swaps with customers	4,920	2,884	2,036	—	2,036
Mirror swaps with counterparties	2,758	2,758	—	—	—
Total	$7,812	$5,642	$2,170	$—	$2,170

Derivative Liabilities:
Loan related derivative contracts:
Interest rate swaps with customers	$2,884	$2,884	$—	$—	$—
Mirror swaps with counterparties	4,986	2,758	2,228	1,295	933
Total	$8,248	$5,642	$2,606	$1,428	$1,178

As of December 31, 2017 and 2016, Washington Trust pledged collateral to derivative counterparties in the form of cash totaling $1.0 million and $1.4 million, respectively. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

(15) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of December 31, 2017 and 2016, securities available for sale, residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

Notes to Consolidated Financial Statements – (continued)

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $26.4 million and $29.4 million, respectively, at December 31, 2017 and 2016. The aggregate fair value of these loans as of the same dates was $26.9 million and $29.4 million, respectively. As of December 31, 2017 and 2016, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $543 thousand and $40 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of December 31, 2017 and 2016.

The following table presents the changes in fair value related to mortgage loans held for sale, interest rate lock commitments and commitments to sell residential real estate mortgage loans, for which the fair value option was elected. Changes in fair values are reported as a component of mortgage banking revenues in the Consolidated Statements of Income.

(Dollars in thousands)
Years ended December 31,	2017	2016	2015
Mortgage loans held for sale	$503	($691)	($48)
Interest rate lock commitments	(100)	(175)	28
Commitments to sell	(328)	942	3
Total changes in fair value	$75	$76	($17)

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2017 and 2016.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2017 and 2016.

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

Notes to Consolidated Financial Statements – (continued)

through earnings. Fair value is generally based upon appraised values of the collateral. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Derivatives
Interest rate swap, cap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of December 31, 2017 and 2016, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

Fair value measurements of forward loan commitments (interest rate lock commitments and commitments to sell residential real estate mortgages) are estimated based on current market prices for similar assets in the secondary market and therefore are classified as Level 2 assets.

Contingent Consideration Liability
A contingent consideration liability was recognized upon the completion of the Halsey acquisition on August 1, 2015 representing the estimated present value of future earn-outs to be paid based on the future revenue growth of the acquired business during the five-year period following the acquisition.

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

One of the two earn-out periods associated with this contingent consideration liability ended December 31, 2017. As such, the applicable portion of the liability was adjusted to the payout amount based on the actual revenue growth results achieved during the first earn-out period. The discount rate used for the remaining portion of the contingent consideration liability was 4%.

The fair value of the contingency represents the estimated price to transfer the liability between market participants at the measurement date under current market conditions.

Notes to Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$157,604	$—	$157,604	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	590,882	—	590,882	—
Obligations of states and political subdivisions	2,359	—	2,359	—
Individual name issuer trust preferred debt securities	16,984	—	16,984	—
Corporate bonds	13,125	—	13,125	—
Mortgage loans held for sale	26,943	—	26,943	—
Derivative assets	2,759	—	2,759	—
Total assets at fair value on a recurring basis	$810,656	$—	$810,656	$—
Liabilities:
Derivative liabilities	$3,047	$—	$3,047	$—
Contingent consideration liability	1,404	—	—	1,404
Total liabilities at fair value on a recurring basis	$4,451	$—	$3,047	$1,404

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$108,440	$—	$108,440	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	588,085	—	588,085	—
Obligations of states and political subdivisions	14,485	—	14,485	—
Individual name issuer trust preferred debt securities	26,736	—	26,736	—
Corporate bonds	2,166	—	2,166	—
Mortgage loans held for sale	29,434	—	29,434	—
Derivative assets	3,582	—	3,582	—
Total assets at fair value on a recurring basis	$772,928	$—	$772,928	$—
Liabilities:
Derivative liabilities	$4,043	$—	$4,043	$—
Contingent consideration liability	2,047	—	—	2,047
Total liabilities at fair value on a recurring basis	$6,090	$—	$4,043	$2,047

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, 2 or 3 during the years ended December 31, 2017 and 2016.

Notes to Consolidated Financial Statements – (continued)

The contingent consideration liability is a Level 3 liability remeasured at fair value on a recurring basis. The following table presents the change in the contingent consideration liability, which is included in other liabilities in the Consolidated Balance Sheets.

(Dollars in thousands)
Years ended December 31,	2017	2016
Beginning Balance	$2,047	$2,945
Change in fair value	(643)	(898)
Payments	—	—
Ending Balance	$1,404	$2,047

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at December 31, 2017, which were written down to fair value during the year ended December 31, 2017:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$1,425	$—	$—	$1,425
Property acquired through foreclosure or repossession	131	—	—	131
Total assets at fair value on a nonrecurring basis	$1,556	$—	$—	$1,556

The allowance for loan losses on the collateral dependent impaired loans included in the table above amounted to $690 thousand at December 31, 2017.

The following table summarizes the carrying value of assets held at December 31, 2016, which were written down to fair value during the year ended December 31, 2016:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$3,828	$—	$—	$3,828
Property acquired through foreclosure or repossession	605	—	—	605
Total assets at fair value on a nonrecurring basis	$4,433	$—	$—	$4,433

The allowance for loan losses on the collateral dependent impaired loans included in the table above amounted to $469 thousand at December 31, 2016.

Notes to Consolidated Financial Statements – (continued)

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2017
Collateral dependent impaired loans	$1,425	Appraisals of collateral	Discount for costs to sell	0% - 15% (15%)

Property acquired through foreclosure or repossession	131	Appraisals of collateral	Discount for costs to sell	10%
			Appraisal adjustments (1)	12% - 17% (15%)

(1)	Management adjusts appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2016
Collateral dependent impaired loans	$3,828	Appraisals of collateral	Discount for costs to sell	10% - 20% (15%)
			Appraisal adjustments (1)	0% - 10% (9%)
Property acquired through foreclosure or repossession	605	Appraisals of collateral	Discount for costs to sell	10% - 12% (11%)
			Appraisal adjustments (1)	6% - 50% (24%)

(1)	Management adjusts appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed-rate and adjustable-rate interest terms to determine their fair value. The fair value of fixed-rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at the measurement date that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using market prices for sales of similar loans on the secondary market. The fair value of variable-rate commercial and consumer loans approximates carrying value. Fair value for impaired loans is estimated using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral. Loans are classified within Level 3 of the fair value hierarchy.

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

Notes to Consolidated Financial Statements – (continued)

The following tables present the carrying amount, estimated fair value and placement in the fair value hierarchy of the Corporation’s financial instruments. The tables exclude financial instruments for which the carrying value approximates fair value such as cash and cash equivalents, FHLB stock, accrued interest receivable, bank-owned life insurance, non-maturity deposits and accrued interest payable.

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Financial Assets:
Securities held to maturity	$12,541	$12,721	$—	$12,721	$—
Loans, net of allowance for loan losses	3,347,583	3,369,932	—	—	3,369,932

Financial Liabilities:
Time deposits	$1,015,095	$1,018,396	$—	$1,018,396	$—
FHLB advances	791,356	792,887	—	792,887	—
Junior subordinated debentures	22,681	18,559	—	18,559	—

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Financial Assets:
Securities held to maturity	$15,633	$15,920	$—	$15,920	$—
Loans, net of allowance for loan losses	3,208,367	3,218,651	—	—	3,218,651

Financial Liabilities:
Time deposits	$961,613	$962,374	$—	$962,374	$—
FHLB advances	848,930	852,888	—	852,888	—
Junior subordinated debentures	22,681	16,970	—	16,970	—

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

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $13.3 million and $11.7 million are included in the Consolidated Balance Sheets at December 31, 2017 and 2016, respectively.

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually.

The following table presents the plans’ projected benefit obligations, fair value of plan assets and funded (unfunded) status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2017	2016	2017	2016
Change in Benefit Obligation:
Benefit obligation at beginning of period	$72,951	$67,550	$13,154	$13,015
Service cost	2,149	2,148	129	122
Interest cost	2,673	2,576	428	432
Actuarial loss	7,017	3,888	2,275	374
Benefits paid	(3,936)	(3,072)	(783)	(789)
Administrative expenses	(131)	(139)	—	—
Benefit obligation at end of period	80,723	72,951	15,203	13,154
Change in Plan Assets:
Fair value of plan assets at beginning of period	75,787	65,710	—	—
Actual return on plan assets	12,644	4,788	—	—
Employer contributions	3,000	8,500	783	789
Benefits paid	(3,936)	(3,072)	(783)	(789)
Administrative expenses	(131)	(139)	—	—
Fair value of plan assets at end of period	87,364	75,787	—	—
Funded (unfunded) status at end of period	$6,641	$2,836	($15,203)	($13,154)

As of December 31, 2017 and 2016, the funded status of the qualified defined benefit pension plan amounted to $6.6 million and $2.8 million, respectively, and was included in other assets in the Consolidated Balance Sheets. The unfunded status of the non-qualified defined benefit retirement plans was $15.2 million and $13.2 million, respectively, at December 31, 2017 and December 31, 2016 and was included in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (continued)

The following table presents components of accumulated other comprehensive income related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2017	2016	2017	2016
Net actuarial loss	$13,795	$15,593	$6,448	$4,519
Prior service credit	(39)	(62)	(1)	(1)
Total pre-tax amounts recognized in accumulated other comprehensive income	$13,756	$15,531	$6,447	$4,518

The accumulated benefit obligation for the qualified pension plan was $72.9 million and $65.8 million at December 31, 2017 and 2016, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $14.0 million and $12.0 million at December 31, 2017 and 2016, respectively.

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2017	2016	2015	2017	2016	2015
Net Periodic Benefit Cost:
Service cost	$2,149	$2,148	$2,459	$129	$122	$78
Interest cost	2,673	2,576	2,928	428	432	490
Expected return on plan assets	(4,942)	(4,633)	(4,515)	—	—	—
Amortization of prior service credit	(23)	(23)	(23)	(1)	(1)	(1)
Recognized net actuarial loss	1,114	828	1,249	347	247	245
Net periodic benefit cost	971	896	2,098	903	800	812
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net (gain) loss	(1,798)	2,904	(2,816)	1,928	127	(156)
Prior service cost	23	23	23	1	1	1
Recognized in other comprehensive (loss) income	(1,775)	2,927	(2,793)	1,929	128	(155)
Total recognized in net periodic benefit cost and other comprehensive (loss) income	($804)	$3,823	($695)	$2,832	$928	$657
For the qualified pension plan, an estimated prior service credit of $23 thousand and net losses of $1.5 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year 2018. For the non-qualified retirement plans, an estimated prior service credit of $1 thousand and net losses of $287 thousand will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year 2018.

Notes to Consolidated Financial Statements – (continued)

Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2017 and 2016:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2017	2016	2017	2016
Measurement date	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
Discount rate	3.69%	4.18%	3.60%	4.00%
Rate of compensation increase	3.75	3.75	3.75	3.75

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2017	2016	2015	2017	2016	2015
Measurement date	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Discount rate	N/A	N/A	4.125%	N/A	N/A	3.90%
Equivalent single discount rate for benefit obligations	4.18%	4.48	N/A	4.00%	4.20	N/A
Equivalent single discount rate for service cost	4.29	4.63	N/A	4.25	4.59	N/A
Equivalent single discount rate for interest cost	3.73	3.88	N/A	3.40	3.44	N/A
Expected long-term return on plan assets	6.75	6.75	7.25	N/A	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75

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

Prior to 2016, a single weighted-average discount rate was used to calculate interest and service cost components of net periodic benefit cost. For 2016 and periods thereafter, Washington Trust utilized a "spot rate approach" in the calculation of interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of interest and service cost. This approach provides a more precise measurement of service and interest cost by improving the correlation between projected benefit cash flows and their corresponding spot rates.

Notes to Consolidated Financial Statements – (continued)

Plan Assets
The following tables present the fair values of the qualified pension plan’s assets:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2017	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,760	$—	$—	$3,760
Obligations of U.S. government-sponsored enterprises	—	5,926	—	5,926
Obligations of states and political subdivisions	—	2,971	—	2,971
Corporate bonds	—	13,112	—	13,112
Common stocks	38,508	—	—	38,508
Mutual funds	23,087	—	—	23,087
Total plan assets	$65,355	$22,009	$—	$87,364

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,880	$—	$—	$2,880
Obligations of U.S. government-sponsored enterprises	—	4,233	—	4,233
Obligations of states and political subdivisions	—	3,418	—	3,418
Corporate bonds	—	13,775	—	13,775
Common stocks	33,893	—	—	33,893
Mutual funds	17,588	—	—	17,588
Total plan assets	$54,361	$21,426	$—	$75,787

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2017 and 2016, the qualified pension plan did not have any securities in the Level 3 category.

Notes to Consolidated Financial Statements – (continued)

The following table present the asset allocations of the qualified pension plan, by asset category:

December 31,	2017	2016
Asset Category:
Equity securities	65.7%	63.8%
Fixed income securities	30.0	32.4
Cash and cash equivalents	4.3	3.8
Total	100.0%	100.0%

The assets of the qualified defined benefit pension plan trust (the “Pension Trust”) are managed to balance the needs of cash flow requirements and long-term rate of return.  Cash inflow is typically comprised of investment income from portfolio holdings and Bank contributions, while cash outflow is for the purpose of paying plan benefits and certain plan expenses.  As early as possible each year, the trustee is advised of the projected schedule of employer contributions and estimations of benefit payments.  As a general rule, the trustee shall invest the funds to produce sufficient income to cover benefit payments and maintain a funded status that exceeds the regulatory requirements for tax-qualified defined benefit plans.

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

Fixed income bond investments should be limited to those in the top four categories used by the major credit rating agencies.  High yield bond funds may be used to provide exposure to this asset class as a diversification tool provided they do not exceed 10% of the portfolio.  In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts.  The assets of the Pension Trust will typically have a laddered maturity structure, avoiding large concentrations in any single year.  Equity holdings provide opportunities for dividend and capital appreciation returns.  Holdings will be appropriately diversified by maintaining broad exposure to large-, mid- and small-cap stocks as well as international equities.  Concentration in small-cap, mid-cap and international equities is limited to no more than 20%, 20% and 30% of the equity portfolio, respectively.  Investment selection and mix of equity holdings should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy while ensuring efficient diversification.  The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity holdings of the Pension Trust.  Investments in publicly traded real estate investment trust securities and low-risk derivatives securities such as callable securities, variable-rate notes, mortgage-backed securities and treasury inflation protected securities, are permitted.

Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution.  The Corporation expects to contribute $3.0 million to the qualified pension plan in 2018.  In addition, the Corporation expects to contribute $897 thousand in benefit payments to the non-qualified retirement plans in 2018.

Notes to Consolidated Financial Statements – (continued)

Estimated Future Benefit Payments
The following table presents the benefit payments, which reflect expected future service, as appropriate, expected to be paid:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Retirement Plans
2018	$3,964	$897
2019	2,931	891
2020	3,387	879
2021	3,784	868
2022	4,378	891
Years 2023 - 2027	28,050	4,221

401(k) Plan
The Corporation’s 401(k) Plan provides a match up to a maximum of 3% of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, receive a non-elective employer contribution of 4%.  Total employer matching contributions under this plan amounted to $2.3 million, $2.3 million and $1.8 million in 2017, 2016 and 2015, respectively.

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on individual, business line and/or corporate performance targets (measured in terms of the Corporation’s net income, earnings per share and return on equity.)  Total incentive based compensation in 2017, 2016 and 2015 amounted to $16.9 million, $16.0 million and $14.3 million, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Compensation Committee of the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $14.2 million and $10.8 million, respectively, at December 31, 2017 and 2016, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets.

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

The 2003 Stock Incentive Plan (the “2003 Plan”) was amended and restated and approved by shareholders in April 2009.  Under the 2003 Plan, as amended and restated, the maximum number of shares of Bancorp’s common stock to be issued is 1,200,000 shares and the number of shares that can be issued in the form of awards other than stock options or stock appreciation rights is 400,000.  The 2003 Plan permits the granting of stock options and other equity incentives to officers, employees, directors and other key persons.

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

The following table presents share-based compensation expense and the related income tax benefit recognized in the Consolidated Statements of Income for stock options, nonvested share awards and nonvested performance shares:

(Dollars in thousands)

Years ended December 31,	2017	2016	2015
Share-based compensation expense	$2,577	$2,190	$2,074
Related income tax benefit	$606	$810	$767

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

The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2017	2016	2015
Options granted	47,725	53,400	48,600
Cliff vesting period (years)	3	3	3-5
Expected term (years)	7.0	7.5	7.5
Expected dividend yield	3.57%	3.89%	3.94%
Weighted average expected volatility	27.10%	29.99%	40.76%
Weighted average risk-free interest rate	1.70%	1.66%	1.95%
Weighted average grant-date fair value	$10.60	$7.92	$11.15

Notes to Consolidated Financial Statements – (continued)

The following table presents a summary of the status of Washington Trust’s stock options outstanding as of and for the year ended December 31, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Beginning of period	219,279	$32.70
Granted	47,725	58.05
Exercised	(39,076)	28.30
Forfeited or expired	(4,075)	43.06
End of period	223,853	$38.68	7.22	$3,487
At end of period:
Options exercisable	80,003	$25.89	4.38	$2,189
Options expected to vest in future periods	143,850	$45.80	8.80	$1,298

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$15.01 to $20.00	11,700	1.87	$17.52	11,700	$17.52
$20.01 to $25.00	38,593	3.88	23.14	38,593	23.14
$25.01 to $30.00	—	—	—	—	—
$30.01 to $35.00	29,710	6.00	32.76	29,710	32.76
$35.01 to $40.00	46,000	7.76	39.39	—	—
$40.01 to $45.00	50,800	8.80	40.25	—	—
$45.01 to $50.00	—	—	—	—	—
$50.01 to $55.00	—	—	—	—	—
$55.01 to $60.00	47,050	9.80	58.05	—	—
	223,853	7.22	$38.68	80,003	$25.89

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.0 million, $3.2 million and $1.2 million, respectively.

Nonvested Shares
In 2017, 2016 and 2015, the Corporation granted to directors and certain key employees 15,900, 22,175 and 16,275 nonvested share units, respectively, with 3- to 5-year cliff vesting.

Notes to Consolidated Financial Statements – (continued)

The following table presents a summary of the status of Washington Trust’s nonvested share units as of and for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	49,675	$37.12
Granted	15,900	54.46
Vested	(11,325)	32.79
Forfeited	(475)	40.25
End of period	53,775	$43.13

Nonvested Performance Shares
The Corporation grants performance share units to certain executive officers providing the opportunity to earn shares of common stock over a 3-year performance period based on profitability results of the Corporation in comparison to a peer group. The number of shares earned can range from zero to 200% of the target number of shares depending upon the Corporation’s core return on equity and core earnings per share growth ranking among an industry peer group.

The following table presents a summary of the performance share awards as of December 31, 2017:

		Grant Date Fair Value per Share	Current Performance Assumption	Expected Number of Shares
Performance shares awarded in:	2017	$51.85	140%	36,470
	2016	36.11	133%	45,220
	2015	38.02	135%	35,775
Total				117,465

The following table presents a summary of the status of Washington Trust’s performance share units as of and for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	101,998	$36.58
Granted	36,470	51.85
Vested	(16,707)	34.66
Forfeited	(4,296)	36.93
End of period	117,465	$41.58

As of December 31, 2017, there was $4.0 million of total unrecognized compensation cost related to share-based compensation arrangements, including stock options, nonvested share units and performance share units granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.99 years.

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

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs.  It also includes income from BOLI, as well as administrative and executive expenses not allocated to the operating segments and the residual impact of methodology allocations such as FTP offsets.

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)
Year ended December 31, 2017	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$98,736	($167)	$20,962	$119,531
Provision for loan losses	2,600	—	—	2,600
Net interest income (expense) after provision for loan losses	96,136	(167)	20,962	116,931
Noninterest income	23,244	39,346	2,219	64,809
Noninterest expenses:
Depreciation and amortization expense	2,604	1,689	196	4,489
Other noninterest expenses	60,828	26,718	12,065	99,611
Total noninterest expenses	63,432	28,407	12,261	104,100
Income before income taxes	55,948	10,772	10,920	77,640
Income tax expense	23,876	3,795	4,044	31,715
Net income	$32,072	$6,977	$6,876	$45,925

Total assets at period end	$3,491,845	$66,083	$971,922	$4,529,850
Expenditures for long-lived assets	2,224	360	195	2,779

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2016	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$91,221	($66)	$19,323	$110,478
Provision for loan losses	5,650	—	—	5,650
Net interest income (expense) after provision for loan losses	85,571	(66)	19,323	104,828
Noninterest income	24,783	37,569	2,777	65,129
Noninterest expenses:
Depreciation and amortization expense	2,771	1,940	224	4,935
Other noninterest expenses	58,452	25,239	12,477	96,168
Total noninterest expenses	61,223	27,179	12,701	101,103
Income before income taxes	49,131	10,324	9,399	68,854
Income tax expense	16,790	3,692	1,891	22,373
Net income	$32,341	$6,632	$7,508	$46,481

Total assets at period end	$3,354,633	$64,625	$961,857	$4,381,115
Expenditures for long-lived assets	2,267	464	381	3,112

(Dollars in thousands)
Year ended December 31, 2015	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income	$84,757	($47)	$19,272	$103,982
Provision for loan losses	1,050	—	—	1,050
Net interest income (expense) after provision for loan losses	83,707	(47)	19,272	102,932
Noninterest income	20,618	35,416	2,306	58,340
Noninterest expenses:
Depreciation and amortization expense	2,584	1,488	213	4,285
Other noninterest expenses	55,203	25,632	11,809	92,644
Total noninterest expenses	57,787	27,120	12,022	96,929
Income before income taxes	46,538	8,249	9,556	64,343
Income tax expense	15,330	3,475	2,073	20,878
Net income	$31,208	$4,774	$7,483	$43,465

Total assets at period end	$3,152,231	$63,801	$555,572	$3,771,604
Expenditures for long-lived assets	4,714	411	354	5,479

Notes to Consolidated Financial Statements – (continued)

(19) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2017	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$986	$365	$621
Net (gains) losses on securities classified into noninterest income	—	—	—
Net change in fair value of securities available for sale	$986	$365	$621
Cash flow hedges:
Changes in fair value of cash flow hedges	(774)	(223)	(551)
Net cash flow hedge losses reclassified into earnings (1)	792	293	499
Net change in the fair value of cash flow hedges	18	70	(52)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	(1,591)	(594)	(997)
Amortization of net actuarial losses (2)	1,461	546	915
Amortization of net prior service credits (2)	(24)	(9)	(15)
Net change in defined benefit plan obligations	(154)	(57)	(97)
Total other comprehensive income	$850	$378	$472
(1) The pre-tax amounts are included in interest expense on Federal Home Loan Bank advances, interest expense on junior subordinated debentures and interest income and fees on loans in the Consolidated Statements of Income.

(2)	The pre-tax amounts are included in salaries and employee benefits expense in the Consolidated Statements of Income.

(Dollars in thousands)
Year ended December 31, 2016	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($12,502)	($4,626)	($7,876)
Net (gains) losses on securities classified into noninterest income	—	—	—
Net change in fair value of securities available for sale	($12,502)	($4,626)	($7,876)
Cash flow hedges:
Changes in fair value of cash flow hedges	(403)	(146)	(257)
Net cash flow hedge losses reclassified into earnings	—	—	—
Net change in the fair value of cash flow hedges	(403)	(146)	(257)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	(4,106)	(1,518)	(2,588)
Amortization of net actuarial losses (1)	1,075	397	678
Amortization of net prior service credits (1)	(24)	(9)	(15)
Net change in defined benefit plan obligations	(3,055)	(1,130)	(1,925)
Total other comprehensive loss	($15,960)	($5,902)	($10,058)
(1) The pre-tax amount is included in salaries and employee benefits expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2015	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($4,926)	($1,755)	($3,171)
Net (gains) losses on securities classified into noninterest income	—	—	—
Net change in fair value of securities available for sale	(4,926)	(1,755)	(3,171)
Cash flow hedges:
Changes in fair value of cash flow hedges	(102)	(49)	(53)
Net cash flow hedge losses reclassified into earnings (1)	469	172	297
Net change in the fair value of cash flow hedges	367	123	244
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	1,478	376	1,102
Amortization of net actuarial losses (2)	1,494	542	952
Amortization of net prior service credits (2)	(24)	(7)	(17)
Net change in defined benefit plan obligations	2,948	911	2,037
Total other comprehensive loss	($1,611)	($721)	($890)
(1) The pre-tax amount is included in interest expense on junior subordinated debentures in the Consolidated Statements of Income.
(2) The pre-tax amount is included in salaries and employee benefits expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)
Other comprehensive income (loss) before reclassifications	621	(551)	(741)	(671)
Amounts reclassified from accumulated other comprehensive income	—	499	644	1,143
Net other comprehensive income (loss)	621	(52)	(97)	472
Reclassification of income tax effects due to the adoption of ASU 2018-02	(1,330)	(76)	(2,819)	(4,225)
Balance at December 31, 2017	($7,534)	($428)	($15,548)	($23,510)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2015	$1,051	($43)	($10,707)	($9,699)
Other comprehensive loss before reclassifications	(7,876)	(257)	(2,588)	(10,721)
Amounts reclassified from accumulated other comprehensive income	—	—	663	663
Net other comprehensive loss	(7,876)	(257)	(1,925)	(10,058)
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2014	$4,222	($287)	($12,744)	($8,809)
Other comprehensive (loss) income before reclassifications	(3,171)	(53)	1,102	(2,122)
Amounts reclassified from accumulated other comprehensive income	—	297	935	1,232
Net other comprehensive (loss) income	(3,171)	244	2,037	(890)
Balance at December 31, 2015	$1,051	($43)	($10,707)	($9,699)

Notes to Consolidated Financial Statements – (continued)

(20) Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2017	2016	2015
Earnings per common share - basic:
Net income	$45,925	$46,481	$43,465
Less dividends and undistributed earnings allocated to participating securities	(108)	(97)	(126)
Net income applicable to common shareholders	45,817	46,384	43,339
Weighted average common shares	17,207	17,081	16,879
Earnings per common share - basic	$2.66	$2.72	$2.57
Earnings per common share - diluted:
Net income	$45,925	$46,481	$43,465
Less dividends and undistributed earnings allocated to participating securities	(108)	(97)	(126)
Net income applicable to common shareholders	45,817	46,384	43,339
Weighted average common shares	17,207	17,081	16,879
Dilutive effect of common stock equivalents	131	127	188
Weighted average diluted common shares	17,338	17,208	17,067
Earnings per common share - diluted	$2.64	$2.70	$2.54

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 11,572, 59,158 and 34,850 for the years ended December 31, 2017, 2016 and 2015, respectively.

(21) Commitments and Contingencies
Financial Instruments with Off-Balance Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, forward loan commitments, loan related derivative contracts and interest rate risk management contracts.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

Notes to Consolidated Financial Statements – (continued)

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)
December 31,	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$537,310	$430,710
Home equity lines	254,855	232,375
Other loans	48,819	49,708
Standby letters of credit	6,666	6,250
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	45,139	49,502
Commitments to sell mortgage loans	71,539	78,896
Loan related derivative contracts:
Interest rate swaps with customers	545,049	428,723
Mirror swaps with counterparties	545,049	428,723
Risk participation-in agreements	34,052	28,460
Foreign exchange contracts	3,005	—
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

See Note 13 for additional disclosure pertaining to derivative financial instruments.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At December 31, 2017 and 2016, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $6.7 million and $6.3 million, respectively.  At December 31, 2017 and 2016, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the years ended December 31, 2017, 2016 and 2015.

At December 31, 2017 and 2016, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale. To mitigate the interest rate risk inherent in these rate locks, as well as closed residential real estate

Notes to Consolidated Financial Statements – (continued)

mortgage loans held for sale, forward commitments are established to sell individual residential real estate mortgage loans.  Both interest rate lock commitments and commitments to sell residential real estate mortgage loans are derivative financial instruments.

Leases
At December 31, 2017, the Corporation was committed to rent premises used in business operations under non-cancelable operating leases.  Rental expense under the operating leases amounted to $4.3 million, $4.0 million and $3.5 million for December 31, 2017, 2016 and 2015, respectively.  The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
Years ending December 31:	2018	$3,518
	2019	3,542
	2020	2,863
	2021	2,530
	2022	2,158
	2023 and thereafter	24,652
Total minimum lease payments		$39,263

Lease expiration dates range from 7 months to 23 years, with additional renewal options on certain leases ranging from 9 months to 5 years.

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

In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of December 31, 2017 and 2016, the carrying value of loans repurchased due to representation and warranty claims was $1.3 million and $524 thousand, respectively. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $180 thousand at both December 31, 2017 and December 31, 2016 and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in mortgage banking revenues in the Consolidated Statements of Income.

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

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2017	2016
Assets:
Cash on deposit with bank subsidiary	$1,664	$1,743
Investment in subsidiaries at equity value	434,831	413,613
Dividends receivable from subsidiaries	7,770	6,518
Other assets	259	332
Total assets	$444,524	$422,206
Liabilities:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	7,087	6,628
Contingent consideration liability	1,404	2,047
Other liabilities	68	46
Total liabilities	31,240	31,402
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,226,508 shares in 2017 and 17,170,820 shares in 2016	1,077	1,073
Paid-in capital	117,961	115,123
Retained earnings	317,756	294,365
Accumulated other comprehensive loss	(23,510)	(19,757)
Total shareholders’ equity	413,284	390,804
Total liabilities and shareholders’ equity	$444,524	$422,206

Statements of Income	(Dollars in thousands)
Years ended December 31,	2017	2016	2015
Income:
Dividends from subsidiaries	$27,900	$24,542	$23,399
Other income	18	15	13
Total income	27,918	24,557	23,412
Expenses:
Interest on junior subordinated debentures	613	491	871
Legal and professional fees	169	98	134
Acquisition related expenses	—	—	308
Change in fair value of contingent consideration	(643)	(898)	41
Other	298	282	254
Total expenses	437	(27)	1,608
Income before income taxes	27,481	24,584	21,804
Income tax benefit (expense)	340	(15)	557
Income before equity in undistributed earnings of subsidiaries	27,821	24,569	22,361
Equity in undistributed earnings of subsidiaries	18,104	21,912	21,104
Net income	$45,925	$46,481	$43,465

Notes to Consolidated Financial Statements – (continued)

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2017	2016	2015
Cash flow from operating activities:
Net income	$45,925	$46,481	$43,465
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(18,104)	(21,912)	(21,104)
(Increase) decrease in dividend receivable	(1,252)	(1,436)	19
Decrease (increase) in other assets	72	45	(67)
Increase (decrease) in accrued expenses and other liabilities	22	(12)	2,425
Change in fair value of contingent consideration liability	(643)	(898)	41
Tax benefit from stock option exercises and other equity instrument issuances	508	1,016	694
Other, net	(673)	(1,051)	(3,363)
Net cash provided by operating activities	25,855	22,233	22,110
Cash flows from investing activities:
Cash used in business combination, net of cash acquired	—	—	(1,671)
Net cash used in investing activities	—	—	(1,671)
Cash flows from financing activities:
Proceeds from stock option exercises and issuance of other equity instruments	366	978	1,563
Cash dividends paid	(26,300)	(24,637)	(22,770)
Net cash used in financing activities	(25,934)	(23,659)	(21,207)
Net decrease in cash	(79)	(1,426)	(768)
Cash at beginning of year	1,743	3,169	3,937
Cash at end of year	$1,664	$1,743	$3,169

Notes to Consolidated Financial Statements – (continued)

(23) Selected Quarterly Consolidated Financial Data (Unaudited)

	(Dollars and shares in thousands, except per share amounts)
	2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Interest and dividend income	$35,664	$37,153	$37,869	$38,900
	Interest expense	6,985	7,249	7,810	8,011
	Net interest income	28,679	29,904	30,059	30,889
	Provision for loan losses	400	700	1,300	200
	Net interest income after provision for loan losses	28,279	29,204	28,759	30,689
	Noninterest income	14,510	16,806	17,283	16,210
	Noninterest expense	25,286	26,306	26,754	25,754
	Income before income taxes	17,503	19,704	19,288	21,145
	Income tax expense	5,721	6,505	6,326	13,163
	Net income	$11,782	$13,199	$12,962	$7,982

	Weighted average common shares outstanding - basic	17,186	17,206	17,212	17,223
	Weighted average common shares outstanding - diluted	17,293	17,316	17,318	17,349
Per share information:	Basic earnings per common share	$0.68	$0.77	$0.75	$0.46
	Diluted earnings per common share	$0.68	$0.76	$0.75	$0.46
	Cash dividends declared per share	$0.38	$0.38	$0.39	$0.39

	(Dollars and shares in thousands, except per share amounts)
	2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Interest and dividend income	$32,969	$32,190	$33,256	$35,055
	Interest expense	5,234	5,414	5,877	6,467
	Net interest income	27,735	26,776	27,379	28,588
	Provision for loan losses	500	450	1,800	2,900
	Net interest income after provision for loan losses	27,235	26,326	25,579	25,688
	Noninterest income	14,634	15,914	17,261	17,320
	Noninterest expense	25,450	26,030	24,650	24,973
	Income before income taxes	16,419	16,210	18,190	18,035
	Income tax expense	5,484	5,153	5,863	5,873
	Net income	$10,935	$11,057	$12,327	$12,162

	Weighted average common shares outstanding - basic	17,023	17,067	17,090	17,142
	Weighted average common shares outstanding - diluted	17,157	17,194	17,203	17,245
Per share information:	Basic earnings per common share	$0.64	$0.65	$0.72	$0.71
	Diluted earnings per common share	$0.64	$0.64	$0.72	$0.70
	Cash dividends declared per share	$0.36	$0.36	$0.37	$0.37

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2017.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

During the fourth quarter ended December 31, 2017, the Bank migrated its loan and deposit accounting system from an in-house environment to an externally hosted environment and internal controls over financial reporting were revised in connection with this change. The Corporation’s pre- and post-implementation internal controls over financial reporting were both evaluated by management and deemed to be operating effectively.

ITEM 9B.  Other Information.
None.
PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item appears under the captions “Proposal 1: Election of Directors,” “Board of Directors – Committee Membership and Meetings – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 13, 2018 prepared for the Annual Meeting of Shareholders to be held April 24, 2018, which is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.

ITEM 11.  Executive Compensation.
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Proposal 1: Election of Directors” in the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2017 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 2003 Plan and the 2013 Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	580,860 (3)	$38.68 (4)	1,351,922 (5)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	580,860	$38.68	1,351,922

(1)	Does not include any shares already reflected in the Bancorp’s outstanding shares.

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

(4)	Does not include the effect of the nonvested share units awarded under the 2003 Plan and the 2013 Plan because these units do not have an exercise price.

(5)	Includes up to 1,613 securities that may be issued in the form of nonvested shares under the 2003 Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Corporate Governance – Director Independence” in the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the caption “Independent Registered Public Accounting Firm” in the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.
	1.	Financial Statements. The financial statements of the Corporation required in response to this Item are listed in response to Part II, Item 8 of this Annual Report on Form 10-K.
2.
Financial Statement Schedules.  All schedules normally required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Corporation have been omitted because the required information is either not required, not applicable, or is included in the consolidated financial statements or notes thereto.

	3.	Exhibits. The following exhibits are included as part of this Form 10-K.
(b)	See (a) 3. above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Exhibit Index

Exhibit Number
3.1	Restated Articles of Incorporation of the Registrant – Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
3.2	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
3.3	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2016. (1)
3.4	Amended and Restated By-Laws of the Registrant – Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2017. (1)
10.1
2003 Stock Incentive Plan as Amended and Restated - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2009. (1) (2)

10.2
First Amendment to the 2003 Stock Option Incentive Plan as Amended and Restated - Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (1) (2)

10.3
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) - Filed as Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.4
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit No. 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.5
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.6
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.7
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.8
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.9
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2006. (1) (2)

10.10
Form of Restricted Stock Units Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.11
Form and terms of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees)  – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. (1) (2)

10.12
Form of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan – Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.13	2013 Stock and Incentive Plan – Filed herewith. (2)

10.14	First Amendment to the 2013 Stock Option and Incentive Plan - Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (1) (2)
10.15
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.16
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.17
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.18
Form of Incentive Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.19
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.20
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.21
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.22
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.23
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.24
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.25
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.26
Amended and Restated Declaration of Trust of WT Capital Trust I dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.27
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.28
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.29
Certificate Evidencing Fixed/Floating Rate Capital Securities of WT Capital Trust I dated August 29, 2005 – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.30
Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.31
Amended and Restated Declaration of Trust of WT Capital Trust II dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.32
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.33
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.34
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 10,000) dated August 29, 2005 – Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.35
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 4,000) dated August 29, 2005 – Filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.36
Fixed/Floating Rate Junior Subordinated Debt Security due 2035 of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.37	Amended and Restated Supplemental Pension Benefit Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.38	Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.39	Amendment to Supplemental Pension Benefit Plan – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.40
Amended and Restated Nonqualified Deferred Compensation Plan – Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-146388) filed with the Securities and Exchange Commission on September 28, 2007. (1) (2)

10.41
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (1) (2)

10.42
Second Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.43
Third Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.44
Fourth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (1) (2)

10.45
Fifth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (1) (2)

10.46
Sixth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.47	Seventh Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed herewith. (2)
10.48	Amended and Restated Annual Performance Plan, dated December 16, 2013 – Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.49
Amended and Restated Wealth Management Business Building Incentive Plan, dated March 3, 2014 – Filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)

10.50	Form and terms of Executive Severance Agreement – Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.51	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (1) (2)
10.52
Compensatory agreement with an executive officer, dated July 16, 2009 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2009. (1) (2)

10.53
Terms of Change in Control Agreement with an executive officer, dated September 21, 2009 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009. (1) (2)

10.54
Compensatory agreement with an executive officer, dated June 20, 2012 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2012. (1) (2)

10.55
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

10.57
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

10.59
Form of First Amendment to Change in Control Agreement – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2014. (1) (2)

10.60	Form of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.61	Terms of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.62
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. (1) (2)

10.63
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.64
Form and terms of Split-Dollar Agreement with certain executive officers – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. (1) (2)

10.65
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2016 – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. (1) (2)

10.66
Terms of Amended and Restated Change in Control with certain executive officers, dated September 22, 2016 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (1) (2)

10.67
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 19, 2017 – Filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.68
Terms of Restricted Stock Unit Certificate with an executive officer, dated June 1, 2017 – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.69
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2017 – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.70	Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 18, 2018 – Filed herewith. (2)
10.71	Terms of Amended and Restated Change in Control with an executive officer, dated February 27, 2018 – Filed herewith. (2)
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
101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	February 27, 2018	By	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman and Chief Executive Officer (principal executive officer)

Date:	February 27, 2018	By	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Chief Financial Officer and Treasurer (principal financial officer)

Date:	February 27, 2018	By	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2018	/s/ John J. Bowen
John J. Bowen, Director

Date:	February 27, 2018	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	February 27, 2018	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	February 27, 2018	/s/ Edward O. Handy III
Edward O. Handy III, Director

Date:	February 27, 2018	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date:	February 27, 2018	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date:	February 27, 2018	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	February 27, 2018	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	February 27, 2018	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date:	February 27, 2018	/s/ H. Douglas Randall III
H. Douglas Randall III, Director

Date:	February 27, 2018	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	February 27, 2018	/s/ John F. Treanor
John F. Treanor, Director