Form 10-Q
period 2018-03-31
WASHINGTON TRUST BANCORP INC
filed 2018-05-03
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2018 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of April 30, 2018 was 17,270,360.

PART I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	March 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$85,680	$79,853
Short-term investments	2,322	3,070
Mortgage loans held for sale (including $17,494 at March 31, 2018 and $26,943 at December 31, 2017 measured at fair value)	19,269	26,943
Securities:
Available for sale, at fair value	787,842	780,954
Held to maturity, at amortized cost (fair value $11,995 at March 31, 2018 and $12,721 at December 31, 2017)	11,973	12,541
Total securities	799,815	793,495
Federal Home Loan Bank stock, at cost	41,127	40,517
Loans:
Total loans	3,387,406	3,374,071
Less allowance for loan losses	25,864	26,488
Net loans	3,361,542	3,347,583
Premises and equipment, net	28,316	28,333
Investment in bank-owned life insurance	73,782	73,267
Goodwill	63,909	63,909
Identifiable intangible assets, net	8,893	9,140
Other assets	81,671	63,740
Total assets	$4,566,326	$4,529,850
Liabilities:
Deposits:
Noninterest-bearing deposits	$601,478	$578,410
Interest-bearing deposits	2,654,956	2,664,297
Total deposits	3,256,434	3,242,707
Federal Home Loan Bank advances	808,677	791,356
Junior subordinated debentures	22,681	22,681
Other liabilities	65,453	59,822
Total liabilities	4,153,245	4,116,566
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,261,730 shares at March 31, 2018 and 17,226,508 shares at December 31, 2017	1,079	1,077
Paid-in capital	118,172	117,961
Retained earnings	326,505	317,756
Accumulated other comprehensive loss	(32,675)	(23,510)
Total shareholders’ equity	413,081	413,284
Total liabilities and shareholders’ equity	$4,566,326	$4,529,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2018	2017
	Interest income:
	Interest and fees on loans	$34,578	$30,352
	Taxable interest on securities	5,118	4,709
	Nontaxable interest on securities	23	112
	Dividends on Federal Home Loan Bank stock	516	387
	Other interest income	205	104
	Total interest and dividend income	40,440	35,664
	Interest expense:
	Deposits	4,422	3,502
	Federal Home Loan Bank advances	3,983	3,344
	Junior subordinated debentures	183	138
	Other interest expense	—	1
	Total interest expense	8,588	6,985
	Net interest income	31,852	28,679
	Provision for loan losses	—	400
	Net interest income after provision for loan losses	31,852	28,279
	Noninterest income:
	Wealth management revenues	10,273	9,477
	Mortgage banking revenues	2,838	2,340
	Service charges on deposit accounts	863	883
	Card interchange fees	847	802
	Income from bank-owned life insurance	515	536
	Loan related derivative income	141	148
	Other income	266	324
	Total noninterest income	15,743	14,510
	Noninterest expense:
	Salaries and employee benefits	17,772	16,917
	Net occupancy	2,002	1,967
	Outsourced services	1,873	1,457
	Equipment	1,180	1,467
	Legal, audit and professional fees	726	616
	FDIC deposit insurance costs	404	481
	Advertising and promotion	177	237
	Amortization of intangibles	248	277
	Change in fair value of contingent consideration	—	(310)
	Other expenses	2,748	2,177
	Total noninterest expense	27,130	25,286
	Income before income taxes	20,465	17,503
	Income tax expense	4,254	5,721
	Net income	$16,211	$11,782

	Weighted average common shares outstanding - basic	17,234	17,186
	Weighted average common shares outstanding - diluted	17,345	17,293
Per share information:	Basic earnings per common share	$0.94	$0.68
	Diluted earnings per common share	$0.93	$0.68
	Cash dividends declared per share	$0.43	$0.38

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

Three months ended March 31,	2018	2017
Net income	$16,211	$11,782
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	(10,414)	401
Net change in fair value of cash flow hedges	889	98
Net change in defined benefit plan obligations	360	213
Total other comprehensive (loss) income, net of tax	(9,165)	712
Total comprehensive income	$7,046	$12,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2018	17,227	$1,077	$117,961	$317,756	($23,510)	$413,284
Net income	—	—	—	16,211	—	16,211
Total other comprehensive income, net of tax	—	—	—	—	(9,165)	(9,165)
Cash dividends declared	—	—	—	(7,462)	—	(7,462)
Share-based compensation	—	—	669	—	—	669
Exercise of stock options, issuance of other compensation-related equity awards	35	2	(458)	—	—	(456)
Balance at March 31, 2018	17,262	$1,079	$118,172	$326,505	($32,675)	$413,081

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2017	17,171	$1,073	$115,123	$294,365	($19,757)	$390,804
Net income	—	—	—	11,782	—	11,782
Total other comprehensive income, net of tax	—	—	—	—	712	712
Cash dividends declared	—	—	—	(6,592)	—	(6,592)
Share-based compensation	—	—	607	—	—	607
Exercise of stock options, issuance of other compensation-related equity awards	22	2	470	—	—	472
Balance at March 31, 2017	17,193	$1,075	$116,200	$299,555	($19,045)	$397,785

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Three months ended March 31,	2018	2017
	Cash flows from operating activities:
	Net income	$16,211	$11,782
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	—	400
	Depreciation of premises and equipment	827	901
	Net amortization of premium and discount	695	893
	Amortization of intangibles	248	277
	Share-based compensation	669	607
	Tax benefit from stock option exercises and other equity awards	207	195
	Income from bank-owned life insurance	(515)	(536)
	Net gains on loan sales and commissions on loans originated for others, including fair value adjustments	(2,679)	(2,269)
	Proceeds from sales of loans	89,575	92,325
	Loans originated for sale	(79,212)	(86,133)
	Change in fair value of contingent consideration liability	—	(310)
	Increase in other assets	(10,973)	(724)
	Increase (decrease) in other liabilities	6,483	(530)
	Net cash provided by operating activities	21,536	16,878
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(40,657)	(20,248)
	Other investment securities available for sale	(1,064)	(19,963)
Maturities and principal payments of:	Mortgage-backed securities available for sale	20,100	19,483
	Other investment securities available for sale	500	5,875
	Mortgage-backed securities held to maturity	540	871
	Purchases of Federal Home Loan Bank stock	(610)	(585)
	Net (increase) decrease in loans	(15,571)	9,070
	Purchases of loans	(1,520)	—
	Purchases of premises and equipment	(811)	(733)
	Net cash used in investing activities	(39,093)	(6,230)
	Cash flows from financing activities:
	Net increase in deposits	13,727	51,819
	Proceeds from Federal Home Loan Bank advances	515,000	175,000
	Repayment of Federal Home Loan Bank advances	(497,679)	(225,189)
	Payment of contingent consideration liability	(1,217)	—
	Net proceeds from stock option exercises and issuance of other equity awards	(456)	277
	Cash dividends paid	(6,739)	(6,372)
	Net cash provided by (used in) financing activities	22,636	(4,465)
	Net increase in cash and cash equivalents	5,079	6,183
	Cash and cash equivalents at beginning of period	82,923	107,797
	Cash and cash equivalents at end of period	$88,002	$113,980

Noncash Investing and Financing Activities:
Loans charged off	$690	$79
Loans transferred to property acquired through foreclosure or repossession	3,074	410
Supplemental Disclosures:
Interest payments	$8,047	$6,985
Income tax payments	908	566

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

The Unaudited Consolidated Financial Statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

(2) Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers - Topic 606
Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), was issued in May 2014 and provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. As issued, ASU 2014-09 was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, Accounting Standards Update No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”) was issued and delayed the effective date of ASU 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017. In 2016, Accounting Standards Update No. 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and Accounting Standards Update No. 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) were issued. These ASUs did not change the core principle for revenue recognition in Topic 606; instead, the amendments provided more detailed guidance in a few areas and additional implementation guidance and examples to reduce the degree of judgment necessary to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 were the same as those provided by ASU 2015-14. Management assembled a project team to address the changes pursuant to Topic 606. The project team completed a scope assessment and contract review for in-scope revenue streams. Washington Trust's largest source of revenue is net interest income on financial assets and liabilities, which was explicitly excluded from the scope of this ASU. Revenue streams that were within the scope of Topic 606 include wealth management revenues, service charges on deposit accounts and card interchange fees. Management adopted the provisions of ASU 2014-09 effective January 1, 2018, using the modified retrospective transition method. The adoption did not have a material impact on the Corporation’s consolidated financial statements. See Note 12 for further details.

Financial Instruments - Overall - Topic 825
Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), was issued in January 2016 and provides revised guidance related to the accounting for and reporting of financial instruments. Some of the main provisions include: requiring most equity securities to be reported at fair value with unrealized gains and losses reported in the income statement; requiring separate presentation of financial assets and liabilities by

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

measurement category and form (i.e. securities or loans); clarifying that entities must assess valuation allowances on a deferred tax asset related to available for sale debt securities in combination with their other deferred tax assets; and eliminating the requirement to disclose the method and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Management adopted the provisions of ASU 2016-01 effective January 1, 2018. The adoption did not have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Update No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”), was issued in February 2018 to clarify certain aspects of the guidance issued in ASU 2016-01. Companies, such as Washington Trust, were not required to adopt the provisions of ASU 2018-03 until the interim period beginning after June 15, 2018. However, early adoption was permitted, as long as ASU 2016-01 provisions were adopted. Management early adopted the provisions of ASU 2018-03 effective January 1, 2018. The adoption did not have an impact on the Corporation’s consolidated financial statements.

Leases - Topic 842
Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. In January 2018, Accounting Standards Update No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 was issued to address concerns about the costs and complexity of complying with the transition provisions of ASU 2016-02. Both ASU 2016-02 and ASU 2018-01 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Management has assembled a project team that meets regularly to address the changes pursuant to Topic 842. The Corporation rents premises used in business operations under non-cancelable operating leases, which currently are not reflected in its Consolidated Balance Sheets. As disclosed in Note 18, the Corporation was committed to $38.4 million of future minimum lease payments under these non-cancelable operating leases. Upon adoption of ASU 2016-02 on January 1, 2019, the Corporation expects to report increased assets and liabilities as a result of recognizing right-of-use assets and lease liabilities in its Consolidated Balance Sheets. The Corporation does not expect a material change to the timing of expense recognition in the Consolidated Statements of Income.

Financial Instruments - Credit Losses - Topic 326
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition approach will be adopted in order to maintain the same amortized cost prior to and subsequent to the effective date of ASU 2016-13. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted in 2019. Washington Trust is evaluating the effect that this ASU will have on consolidated financial statements and disclosures. Management has assembled a project team that meets regularly to evaluate the provisions of this ASU and to address the additional data requirements necessary and the approach for implementation. The Corporation does not plan to early adopt ASU 2016-13 and it has not yet determined the impact it will have on its consolidated financial statements.

Statement of Cash Flows - Topic 230
Accounting Standards Update No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), was issued in August 2016. ASU 2016-15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies and distributions received from equity method investees. The adoption of ASU 2016-15 requires a retrospective transition method applied to each period presented. This ASU was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Management adopted the provisions of ASU 2016-15 effective January 1, 2018. The adoption did not

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Update No. 2016-18, “Restricted Cash” (“ASU 2016-18”), was issued in November 2016. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of ASU 2016-18 requires a retrospective transition method applied to each period presented. This ASU was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Management adopted the provisions of ASU 2016-18 effective January 1, 2018. The adoption did not have a material impact on the Corporation’s consolidated financial statements.

Compensation - Retirement Benefits - Topic 715
Accounting Standards Update No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), was issued in March 2017. ASU 2017-07 requires that employers include the service cost component of net periodic benefit cost in the same line item as other employee compensation costs and all other components of net periodic benefit cost in a separate line item(s) in the statement of income. In addition, the line item in which the components of net periodic benefit cost other than the service cost are included shall be identified as such on the statement of income or in the notes to the financial statements. ASU 2017-07 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 requiring retrospective application for all periods presented. Management adopted the provisions of ASU 2017-07 effective January 1, 2018, utilizing the practical expedient that permitted employers to use the amounts previously disclosed in notes to financial statements as an estimation basis for applying the retrospective application requirements. The adoption of ASU 2017-07 resulted in an increase in salaries and employee benefits, a decrease in other expenses and no change to net income. The adoption did not have a material impact on the Corporation’s consolidated financial statements. See Note 13 for further details.

Compensation - Stock Compensation - Topic 718
Accounting Standards Update No. 2017-09, “Scope of Modification Accounting” (“ASU 2017-09”), was issued in May 2017 to provide clarity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with provisions applied on a prospective basis.  Management adopted the provisions of ASU 2017-09 effective January 1, 2018. The adoption did not have a material impact on the Corporation’s consolidated financial statements.

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

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $14.1 million at both March 31, 2018 and December 31, 2017 and were included in cash and due from banks in the Unaudited Consolidated Balance Sheets.

As of March 31, 2018 and December 31, 2017, cash and due from banks included interest-bearing deposits in other banks of $28.9 million and $31.9 million, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$171,491	$9	($5,886)	$165,614
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	605,430	1,936	(17,619)	589,747
Obligations of states and political subdivisions	2,355	4	—	2,359
Individual name issuer trust preferred debt securities	18,112	—	(1,016)	17,096
Corporate bonds	13,914	—	(888)	13,026
Total securities available for sale	$811,302	$1,949	($25,409)	$787,842
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$11,973	$38	($16)	$11,995
Total securities held to maturity	$11,973	$38	($16)	$11,995
Total securities	$823,275	$1,987	($25,425)	$799,837

(Dollars in thousands)
December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$161,479	$—	($3,875)	$157,604
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	594,944	3,671	(7,733)	590,882
Obligations of states and political subdivisions	2,355	4	—	2,359
Individual name issuer trust preferred debt securities	18,106	—	(1,122)	16,984
Corporate bonds	13,917	13	(805)	13,125
Total securities available for sale	$790,801	$3,688	($13,535)	$780,954
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$12,541	$180	$—	$12,721
Total securities held to maturity	$12,541	$180	$—	$12,721
Total securities	$803,342	$3,868	($13,535)	$793,675

As of March 31, 2018 and December 31, 2017, securities with a fair value of $365.1 million and $357.8 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
March 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$63,132	$61,513	$1,663	$1,666
Due after one year to five years	262,288	254,949	5,192	5,202
Due after five years to ten years	290,876	281,962	3,840	3,847
Due after ten years	195,006	189,418	1,278	1,280
Total securities	$811,302	$787,842	$11,973	$11,995

Included in the above table are debt securities with an amortized cost balance of $205.0 million and a fair value of $197.2 million at March 31, 2018 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 2 months to 19 years, with call features ranging from 1 month to 3 years.

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

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2018	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	8	$68,706	($1,787)	8	$86,901	($4,099)	16	$155,607	($5,886)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	32	249,667	(4,807)	22	265,077	(12,828)	54	514,744	(17,635)
Individual name issuer trust preferred debt securities	—	—	—	7	17,096	(1,016)	7	17,096	(1,016)
Corporate bonds	6	2,112	(18)	3	10,914	(870)	9	13,026	(888)
Total temporarily impaired securities	46	$320,485	($6,612)	40	$379,988	($18,813)	86	$700,473	($25,425)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2017	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	8	$69,681	($798)	8	$87,923	($3,077)	16	$157,604	($3,875)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	20	128,965	(613)	22	279,693	(7,120)	42	408,658	(7,733)
Individual name issuer trust preferred debt securities	—	—	—	7	16,984	(1,122)	7	16,984	(1,122)
Corporate bonds	3	921	(5)	3	10,980	(800)	6	11,901	(805)
Total temporarily impaired securities	31	$199,567	($1,416)	40	$395,580	($12,119)	71	$595,147	($13,535)

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

U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at March 31, 2018 were seven trust preferred security holdings issued by five individual companies in the banking sector.  Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of March 31, 2018, individual name issuer trust preferred debt securities with an amortized cost of $6.1 million and unrealized losses of $417 thousand were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between March 31, 2018 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Corporate Bonds
At March 31, 2018, Washington Trust had nine corporate bond holdings with unrealized losses totaling $888 thousand. These investment grade corporate bonds were issued by large corporations. Management believes the unrealized losses on these bonds are a function of the changes in the investment spreads and interest rate movements and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,217,278	36%	$1,210,495	36%
Commercial & industrial (2)	603,830	18	612,334	18
Total commercial	1,821,108	54	1,822,829	54
Residential Real Estate:
Residential real estate (3)	1,249,890	37	1,227,248	36
Consumer:
Home equity	285,723	8	292,467	9
Other (4)	30,685	1	31,527	1
Total consumer	316,408	9	323,994	10
Total loans (5)	$3,387,406	100%	$3,374,071	100%

(1)
Commercial real estate loans consist of commercial mortgages primarily secured by income producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.

(2)	Commercial & industrial consist of loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)	Residential real estate loans consist of mortgage and homeowner construction loans secured by one- to four- family residential properties.

(4)	Other consumer loans consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $4.1 million and $3.8 million, respectively, at March 31, 2018 and December 31, 2017 and net unamortized premiums on purchased loans of $855 thousand and $878 thousand, respectively, at March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, there were $1.9 billion and $1.6 billion, respectively, of loans pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB for the discount window. See Note 7 for additional disclosure regarding borrowings.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
March 31, 2018	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,217,278	$1,217,278
Commercial & industrial	2,898	—	397	3,295	600,535	603,830
Total commercial	2,898	—	397	3,295	1,817,813	1,821,108
Residential Real Estate:
Residential real estate	6,909	789	4,108	11,806	1,238,084	1,249,890
Consumer:
Home equity	3,203	744	288	4,235	281,488	285,723
Other	20	2	—	22	30,663	30,685
Total consumer	3,223	746	288	4,257	312,151	316,408
Total loans	$13,030	$1,535	$4,793	$19,358	$3,368,048	$3,387,406

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2017	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$6	$—	$4,954	$4,960	$1,205,535	$1,210,495
Commercial & industrial	3,793	2	281	4,076	608,258	612,334
Total commercial	3,799	2	5,235	9,036	1,813,793	1,822,829
Residential Real Estate:
Residential real estate	1,678	2,274	3,903	7,855	1,219,393	1,227,248
Consumer:
Home equity	2,798	75	268	3,141	289,326	292,467
Other	29	—	14	43	31,484	31,527
Total consumer	2,827	75	282	3,184	320,810	323,994
Total loans	$8,304	$2,351	$9,420	$20,075	$3,353,996	$3,374,071

Included in past due loans as of March 31, 2018 and December 31, 2017, were nonaccrual loans of $7.1 million and $11.8 million, respectively.

All loans 90 days or more past due at March 31, 2018 and December 31, 2017 were classified as nonaccrual.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
No Related Allowance Recorded
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial & industrial	5,427	4,986	6,257	5,081	—	—
Total commercial	5,427	4,986	6,257	5,081	—	—
Residential Real Estate:
Residential real estate	8,288	9,069	8,455	9,256	—	—
Consumer:
Home equity	560	557	560	557	—	—
Other	114	14	115	14	—	—
Total consumer	674	571	675	571	—	—
Subtotal	14,389	14,626	15,387	14,908	—	—
With Related Allowance Recorded
Commercial:
Commercial real estate	$—	$4,954	$—	$9,910	$—	$1,018
Commercial & industrial	456	191	508	212	53	1
Total commercial	456	5,145	508	10,122	53	1,019
Residential Real Estate:
Residential real estate	1,421	715	1,467	741	112	104
Consumer:
Home equity	223	—	223	—	108	—
Other	28	133	26	132	5	6
Total consumer	251	133	249	132	113	6
Subtotal	2,128	5,993	2,224	10,995	278	1,129
Total impaired loans	$16,517	$20,619	$17,611	$25,903	$278	$1,129
Total:
Commercial	$5,883	$10,131	$6,765	$15,203	$53	$1,019
Residential real estate	9,709	9,784	9,922	9,997	112	104
Consumer	925	704	924	703	113	6
Total impaired loans	$16,517	$20,619	$17,611	$25,903	$278	$1,129

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs. For accruing impaired loans (troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class.

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended March 31,	2018	2017	2018	2017
Commercial:
Commercial real estate	$4,100	$9,780	$—	$26
Commercial & industrial	5,492	6,965	66	76
Total commercial	9,592	16,745	66	102
Residential Real Estate:
Residential real estate	9,850	16,240	112	122
Consumer:
Home equity	667	969	9	10
Other	144	143	3	4
Total consumer	811	1,112	12	14
Totals	$20,253	$34,097	$190	$238

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. When loans are placed on nonaccrual status, interest previously accrued but not collected on such loans is reversed against current period income. Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectability of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest generally for a period of six months, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017
Commercial:
Commercial real estate	$—	$4,954
Commercial & industrial	397	283
Total commercial	397	5,237
Residential Real Estate:
Residential real estate	9,340	9,414
Consumer:
Home equity	771	544
Other	13	16
Total consumer	784	560
Total nonaccrual loans	$10,521	$15,211
Accruing loans 90 days or more past due	$—	$—

As of March 31, 2018 and December 31, 2017, loans secured by one- to four-family residential property amounting to $4.0 million

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

and $4.4 million, respectively, were in process of foreclosure.

Nonaccrual loans of $3.5 million and $3.4 million, respectively, were current as to the payment of principal and interest at March 31, 2018 and December 31, 2017.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2018.

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest. The recorded investment in troubled debt restructurings was $6.8 million and $11.2 million, respectively, at March 31, 2018 and December 31, 2017. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $159 thousand and $1.1 million, respectively, at March 31, 2018 and December 31, 2017.

As of March 31, 2018, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

For the three months ended March 31, 2018, there was one loan modified as a troubled debt restructuring with a pre-modification and post-modification recorded investment of $608 thousand. This troubled debt restructuring included a combination of concessions pertaining to maturity and interest only payment terms. There were no loans modified as a troubled debt restructuring for the three months ended March 31, 2017.

For the three months ended March 31, 2018, there were no payment defaults on troubled debt restructured loans modified within the previous 12 months. For the three months ended March 31, 2017, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on one loan totaling $779 thousand.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The weighted average risk rating of the Corporation’s commercial loan portfolio was 4.73 at March 31, 2018 and 4.70 at December 31, 2017. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses. See
Note 6 for additional information.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Commercial:
Mortgages	$1,044,335	$1,067,373	$1,077	$—	$—	$5,114
Construction & development	171,866	138,008	—	—	—	—
Commercial real estate	1,216,201	1,205,381	1,077	—	—	5,114
Commercial & industrial	559,377	592,749	37,290	9,804	7,163	9,781
Total commercial	$1,775,578	$1,798,130	$38,367	$9,804	$7,163	$14,895

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

Various other techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate loans and consumer loans. Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio. LTV ratio is determined via statistical modeling analyses. The indicated LTV levels are estimated based on such factors as the location, the original LTV ratio, and the date of origination of the loan and do not reflect actual appraisal amounts. The results of these analyses and other loan review procedures are taken into consideration in the determination of loss allocation factors for residential mortgage and home equity consumer credits. See Note 6 for additional information.

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current		Past Due
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Residential Real Estate:
Self-originated mortgages	$1,112,533	$1,091,291	$10,347	$6,413
Purchased mortgages	125,551	128,102	1,459	1,442
Total residential real estate	$1,238,084	$1,219,393	$11,806	$7,855
Consumer:
Home equity	$281,488	$289,326	$4,235	$3,141
Other	30,663	31,484	22	43
Total consumer	$312,151	$320,810	$4,257	$3,184

(6) Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of incurred losses inherent in the loan portfolio as of the balance sheet date. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes: (1) the identification of loss allocations for individual loans deemed to be impaired and (2) the application of loss allocation factors for non-impaired loans based on historical loss experience and estimated loss emergence period, with adjustments for various exposures that management believes are not adequately represented by historical loss experience.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$12,729	$5,580	$18,309	$5,427	$2,412	$340	$2,752	$26,488
Charge-offs	(627)	(6)	(633)	—	(35)	(22)	(57)	(690)
Recoveries	25	29	54	—	7	5	12	66
Provision	(308)	268	(40)	67	(192)	165	(27)	—
Ending Balance	$11,819	$5,871	$17,690	$5,494	$2,192	$488	$2,680	$25,864
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2017:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$11,166	$6,992	$18,158	$5,252	$1,889	$705	$2,594	$26,004
Charge-offs	—	(2)	(2)	—	(45)	(32)	(77)	(79)
Recoveries	—	107	107	4	2	8	10	121
Provision	1,200	(800)	400	103	(106)	3	(103)	400
Ending Balance	$12,366	$6,297	$18,663	$5,359	$1,740	$684	$2,424	$26,446
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment
Commercial:
Commercial real estate	$—	$—	$4,954	$1,018
Commercial & industrial	5,861	53	5,157	1
Total commercial	5,861	53	10,111	1,019
Residential Real Estate:
Residential real estate	9,708	112	9,783	104
Consumer:
Home equity	783	108	557	—
Other	141	5	147	6
Total consumer	924	113	704	6
Subtotal	16,493	278	20,598	1,129
Loans Collectively Evaluated for Impairment
Commercial:
Commercial real estate	1,217,278	11,819	1,205,541	11,711
Commercial & industrial	597,969	5,818	607,177	5,579
Total commercial	1,815,247	17,637	1,812,718	17,290
Residential Real Estate:
Residential real estate	1,240,182	5,382	1,217,465	5,323
Consumer:
Home equity	284,940	2,084	291,910	2,412
Other	30,544	483	31,380	334
Total consumer	315,484	2,567	323,290	2,746
Subtotal	3,370,913	25,586	3,353,473	25,359
Total	$3,387,406	$25,864	$3,374,071	$26,488

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $808.7 million and $791.4 million, respectively, at March 31, 2018 and December 31, 2017.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of March 31, 2018:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
April 1, 2018 to December 31, 2018	$487,955	1.83%
2019	137,258	1.62
2020	67,033	1.95
2021	46,222	2.57
2022	55,446	3.58
2023 and thereafter	14,763	2.44
Balance at March 31, 2018	$808,677	2.04%

As of March 31, 2018 and December 31, 2017, the Bank had access to a $40.0 million unused line of credit with the FHLB and also had remaining available borrowing capacity of $624.8 million and $449.9 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(8) Shareholders’ Equity
Regulatory Capital Requirements
At both March 31, 2018 and December 31, 2017, the Corporation and the Bank were considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$423,152	12.56%	$269,589	8.00%	N/A	N/A
Bank	420,438	12.48	269,565	8.00	$336,956	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	397,042	11.78	202,192	6.00	N/A	N/A
Bank	394,328	11.70	202,174	6.00	269,565	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	375,044	11.13	151,644	4.50	N/A	N/A
Bank	394,328	11.70	151,630	4.50	219,021	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	397,042	8.84	179,741	4.00	N/A	N/A
Bank	394,328	8.78	179,700	4.00	224,625	5.00

December 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	416,038	12.45	267,365	8.00	N/A	N/A
Bank	413,593	12.38	267,338	8.00	334,172	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	389,289	11.65	200,524	6.00	N/A	N/A
Bank	386,844	11.58	200,503	6.00	267,338	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	367,291	10.99	150,383	4.50	N/A	N/A
Bank	386,844	11.58	150,378	4.50	217,212	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	389,289	8.79	177,089	4.00	N/A	N/A
Bank	386,844	8.74	177,048	4.00	221,310	5.00

(1)	Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Corporation is required to maintain a minimum Capital Conservation Buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the Capital Conservation Buffer was 1.25% on January 1, 2017 and 1.875% on January 1, 2018. The Capital Conservation Buffer will increase another 0.625% on January 1, 2019 to reach the full 2.50%.

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

Interest Rate Risk Management Agreements
Interest rate risk management agreements, such as caps, swaps, and floors, are used from time to time as part of the Corporation’s interest rate risk management strategy. Interest rate swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount. Interest rate caps and floors represent options purchased by the Corporation to manage the interest rate paid throughout the term of the option contract. The credit risk associated with these transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

Cash Flow Hedging Instruments
As of March 31, 2018 and December 31, 2017, the Bancorp had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

As of March 31, 2018 and December 31, 2017, the Bank had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of March 31, 2018 and December 31, 2017, the Bank had three interest rate floor contracts with a total notional amount of $300.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. The floors mature in 2020.

The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2018 and 2017, there was no ineffectiveness recorded in earnings.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of March 31, 2018 and December 31, 2017, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $538.6 million and $545.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Risk Participation Agreements
The Corporation has entered into risk participation agreements with other banks in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of March 31, 2018, the notional amounts of risk participation-out agreements and risk participation-in agreements were $52.1 million and $34.0 million, respectively, compared to $52.4 million and $34.1 million, respectively, as of December 31, 2017.

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

As of March 31, 2018 and December 31, 2017, the notional amount of foreign exchange contracts was $3.1 million and $3.0 million, respectively.

Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale.  To mitigate the interest rate risk and pricing risk associated with rate locks and residential real estate mortgage loans held for sale, the Corporation enters into forward sale commitments. Forward sale commitments are contracts for delayed delivery or net settlement of the underlying instrument, such as a residential real estate mortgage loan, where the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. Both interest rate lock commitments and forward sale commitments are derivative financial instruments, but do not meet criteria for hedge accounting and, as such the changes in fair value of these commitments are reflected in earnings.

The following table presents the fair values of derivative instruments in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2018	Dec 31, 2017	Balance Sheet Location	Mar 31, 2018	Dec 31, 2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$67	$25	Other liabilities	$—	$—
Interest rate swaps	Other assets	1,313	213	Other liabilities	—	14
Interest rate floors	Other assets	90	110	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	137	268	Other liabilities	10,978	1,295
Mirror swaps with counterparties	Other assets	10,787	1,152	Other liabilities	137	268
Risk participation agreements	Other assets	—	—	Other liabilities	—	—
Foreign exchange contracts	Other assets	20	—	Other liabilities	—	26
Forward loan commitments:
Interest rate lock commitments	Other assets	931	965	Other liabilities	—	20
Forward sale commitments	Other assets	144	26	Other liabilities	453	1,424
Total		$13,489	$2,759		$11,568	$3,047

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the effect of derivative instruments in the Corporation’s Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax (Effective Portion)
Three months ended March 31,	2018	2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$38	($33)
Interest rate swaps	839	131
Interest rate floors	12	—
Total	$889	$98

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31,	Statement of Income Location	2018	2017
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	($9,195)	($255)
Mirror swaps with counterparties	Loan related derivative income	9,324	478
Risk participation agreements	Loan related derivative income	—	(75)
Foreign exchange contracts	Loan related derivative income	12	—
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(14)	617
Forward sale commitments	Mortgage banking revenues	1,318	(1,029)
Total		$1,445	($264)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
March 31, 2018
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$67	$—	$67	$—	$67
Interest rate swaps	1,313	—	1,313	—	1,313
Interest rate floors	90	—	90	—	90
Loan-related derivative contracts:
Interest rate swaps with customers	161	24	137	—	137
Mirror swaps with counterparties	11,152	365	10,787	—	10,787
Foreign exchange contracts	20	—	20	—	20
Total	$12,803	$389	$12,414	$—	$12,414

Derivative Liabilities:
Loan-related derivative contracts:
Interest rate swaps with customers	11,343	365	10,978	—	10,978
Mirror swaps with counterparties	161	24	137	—	137
Total	$11,504	$389	$11,115	$—	$11,115

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
December 31, 2017
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$25	$—	$25	$—	$25
Interest rate swaps	213	—	213	—	213
Interest rate floors	110	—	110	—	110
Loan-related derivative contracts:
Interest rate swaps with customers	2,857	2,589	268	—	268
Mirror swaps with counterparties	3,801	2,649	1,152	—	1,152
Total	$7,006	$5,238	$1,768	$—	$1,768

Derivative Liabilities:
Interest rate risk management contracts:
Interest rate swaps	$14	$—	$14	$14	$—
Loan-related derivative contracts:
Interest rate swaps with customers	3,884	2,589	1,295	1,025	270
Mirror swaps with counterparties	2,917	2,649	268	—	268
Foreign exchange contracts	26	—	26	—	26
Total	$6,841	$5,238	$1,603	$1,039	$564

As of March 31, 2018 there was no pledged collateral to derivative counterparties in the form of cash. As of December 31, 2017, Washington Trust pledged collateral to derivative counterparties in the form of cash totaling $1.0 million. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

(11) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of March 31, 2018 and December 31, 2017, securities available for sale, residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

Fair Value Option Election
GAAP allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

financial assets and liabilities on a contract-by-contract basis. The Corporation has elected the fair value option for residential real estate mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them.

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $17.3 million and $26.4 million, respectively, at March 31, 2018 and December 31, 2017. The aggregate fair value of these loans as of the same dates was $17.5 million and $26.9 million, respectively. As of March 31, 2018 and December 31, 2017, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $214 thousand and $543 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of March 31, 2018 and December 31, 2017.

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $329 thousand in the three months ended March 31, 2018, compared to an increase of $451 thousand in the three months ended March 31, 2017. These amounts were offset in earnings by the changes in fair value of forward sale commitments used to economically hedge them. The changes in fair value are reported as a component of mortgage banking revenues in the Unaudited Consolidated Statements of Income.

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at March 31, 2018 and December 31, 2017.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at March 31, 2018 and December 31, 2017.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Derivatives
Interest rate cap, swap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

Fair value measurements of forward loan commitments (interest rate lock commitments and forward sale commitments) are primarily based on current market prices for similar assets in the secondary market for mortgage loans and therefore are classified as Level 2 assets. The fair value of interest rate lock commitments is also dependent on the ultimate closing of the loans. Pull-through rates are based on the Corporation’s historical data and reflect the Corporation’s best estimate of the likelihood that a commitment will result in a closed loan. Although the pull-through rates are Level 3 inputs, the Corporation has assessed the significance of the impact of pull-through rates on the overall valuation of its interest rate lock commitments and has determined that they are not significant to the overall valuation. As a result, the Corporation has classified its interest rate lock commitments as Level 2.

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

One of the two earn-out periods associated with this contingent consideration liability ended December 31, 2017 and a payment of $1.2 million was made by the Corporation in the first quarter of 2018.

The fair value of the contingency represents the estimated price to transfer the liability between market participants at the measurement date under current market conditions.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$165,614	$—	$165,614	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	589,747	—	589,747	—
Obligations of states and political subdivisions	2,359	—	2,359	—
Individual name issuer trust preferred debt securities	17,096	—	17,096	—
Corporate bonds	13,026	—	13,026	—
Mortgage loans held for sale	17,494	—	17,494	—
Derivative assets	13,489	—	13,489	—
Total assets at fair value on a recurring basis	$818,825	$—	$818,825	$—
Liabilities:
Derivative liabilities	$11,568	$—	$11,568	$—
Contingent consideration liability	187	—	—	187
Total liabilities at fair value on a recurring basis	$11,755	$—	$11,568	$187

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$157,604	$—	$157,604	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	590,882	—	590,882	—
Obligations of states and political subdivisions	2,359	—	2,359	—
Individual name issuer trust preferred debt securities	16,984	—	16,984	—
Corporate bonds	13,125	—	13,125	—
Mortgage loans held for sale	26,943	—	26,943	—
Derivative assets	2,759	—	2,759	—
Total assets at fair value on a recurring basis	$810,656	$—	$810,656	$—
Liabilities:
Derivative liabilities	$3,047	$—	$3,047	$—
Contingent consideration liability	1,404	—	—	1,404
Total liabilities at fair value on a recurring basis	$4,451	$—	$3,047	$1,404

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date. There were no transfers in and/or out of Level 1, 2 or 3 during the three months ended March 31, 2018 and 2017.

The contingent consideration liability is a Level 3 liability remeasured at fair value on a recurring basis. The following table presents the change in the contingent consideration liability, which is included in other liabilities in the Unaudited Consolidated Balance Sheets.

(Dollars in thousands)
Three months ended March 31,	2018	2017
Balance at beginning of period	$1,404	$2,047
Change in fair value	—	(310)
Payments	(1,217)	—
Balance at end of period	$187	$1,737

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at March 31, 2018, which were written down to fair value during the three months ended March 31, 2018:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$1,086	$—	$—	$1,086
Property acquired through foreclosure or repossession	3,074	—	—	3,074
Total assets at fair value on a nonrecurring basis	$4,160	$—	$—	$4,160

The allowance for loan losses on collateral dependent impaired loans amounted to $169 thousand at March 31, 2018.

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

The allowance for loan losses on collateral dependent impaired loans amounted to $690 thousand at December 31, 2017.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
March 31, 2018
Collateral dependent impaired loans	$1,086	Appraisals of collateral	Discount for costs to sell	6% - 15% (10%)

Property acquired through foreclosure or repossession	$3,074	Appraisals of collateral	Discount for costs to sell	13%
			Appraisal adjustments (1)	12%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2017
Collateral dependent impaired loans	$1,425	Appraisals of collateral	Discount for costs to sell	0% - 15% (15%)

Property acquired through foreclosure or repossession	$131	Appraisals of collateral	Discount for costs to sell	10%
			Appraisal adjustments (1)	12% - 17% (15%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
March 31, 2018	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$11,973	$11,995	$—	$11,995	$—
Loans, net of allowance for loan losses	3,361,542	3,355,384	—	—	3,355,384

Financial Liabilities:
Time deposits	$1,031,239	$1,033,989	$—	$1,033,989	$—
FHLB advances	808,677	807,294	—	807,294	—
Junior subordinated debentures	22,681	19,340	—	19,340	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2017	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$12,541	$12,721	$—	$12,721	$—
Loans, net of allowance for loan losses	3,347,583	3,369,932	—	—	3,369,932

Financial Liabilities:
Time deposits	$1,015,095	$1,018,396	$—	$1,018,396	$—
FHLB advances	791,356	792,887	—	792,887	—
Junior subordinated debentures	22,681	18,559	—	18,559	—

(12) Revenue from Contracts with Customers
Overview
Revenue from contracts with customers in the scope of Accounting Standards Codification (“ASC”) Topic 606 is measured based on the consideration specified in the contract with a customer and excludes amounts collected on behalf of third parties. The Corporation recognizes revenue from contracts with customers when it satisfies its performance obligations.

The Corporation’s performance obligations are generally satisfied as services are rendered and can either be satisfied at a point in time or over time. Unsatisfied performance obligations at the report date are not material to our consolidated financial statements.

In certain cases, other parties are involved with providing services to our customers. If the Corporation is a principal in the transaction (providing services itself or through a third party on its behalf), revenues are reported based on the gross consideration received from the customer and any related expenses are reported gross in noninterest expense. If the Corporation is an agent in the transaction (referring to another party to provide services), the Corporation reports its net fee or commission retained as revenue.

Accounting Policy Updates
The Corporation adopted Topic 606 “Revenue from Contracts with Customers” effective January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. As a result, the Corporation has modified its accounting policy for revenue recognition as detailed in this footnote.

As discussed in Note 2, the Corporation applied Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to our consolidated financial statements at or for the three months ended March 31, 2018, as a result of adopting Topic 606.

The Corporation applied the practical expedient pertaining to contracts with original expected duration of one year or less and does not disclose information about remaining performance obligations on such contracts.

The Corporation also applied the practical expedient pertaining to contracts for which, at contract inception, the period between when the entity transfers the services and when the customer pays for those services will be one year or less. As such, the Corporation does not adjust the consideration from customers for the effects of a significant financing component.

A substantial portion of the Corporation’s revenue is specifically excluded from the scope of Topic 606. For the revenue that is within scope of Topic 606, the following is a description of principal activities from which the Corporation generates its revenue from contracts with customers, separated by the timing of revenue recognition.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Revenue Recognized at a Point in Time
The Corporation recognizes revenue that is transactional in nature and such revenue is earned at a point in time. Revenue that is recognized at a point in time includes card interchange fees (fee income related to debit card transactions), ATM fees, wire transfer fees, overdraft charge fees, and stop-payment and returned check fees. Such revenue is derived from transactional information and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction.

Revenue Recognized Over Time
The Corporation recognizes revenue over a period of time, generally monthly, as services are performed and performance obligations are satisfied. Such revenue includes wealth management revenues and service charges on deposit accounts. Wealth management revenues are categorized as either asset-based revenues or transaction-based revenues. Asset-based revenues include trust and investment management fees that are earned based upon a percentage of asset values under administration. Transaction-based revenues include financial planning fees, tax preparation fees, commissions and other service fees. Fee revenue from service charges on deposit accounts represent the service charges assessed to customer who hold deposit accounts at the Bank.

Costs of Obtaining Revenue from Contracts with Customers
The Corporation pays commissions and incentives to its employees in accordance with certain employment arrangements and incentive plans. For commissions and incentives that are excluded from the scope of Topic 606, such as those paid to mortgage originator employees, the Corporation expenses these costs when incurred or applies the guidance in ASC Topic 310. For commissions and incentives that are in-scope of Topic 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The amortization of the contract cost asset is recorded within salaries and employee benefits expense.

Disaggregation of Revenue
The following table summarizes total revenues as presented in the Unaudited Consolidated Statements of Income and the related amounts which are from contracts with customers within the scope of Topic 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of Topic 606.

Three months ended March 31,	2018		2017
(Dollars in thousands)	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606
Net interest income	$31,852	$—	$28,679	$—
Noninterest income:
Asset-based wealth management revenues	9,955	9,955	9,247	9,247
Transaction-based wealth management revenues	318	318	230	230
Total wealth management revenues	10,273	10,273	9,477	9,477
Mortgage banking revenues	2,838	—	2,340	—
Service charges on deposit accounts	863	863	883	883
Card interchange fees	847	847	802	802
Income from bank-owned life insurance	515	—	536	—
Loan related derivative income	141	—	148	—
Other income	266	266	324	297
Total noninterest income	15,743	12,249	14,510	11,459
Total revenues	$47,595	$12,249	$43,189	$11,459

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Three months ended March 31,	2018	2017
Revenue recognized at a point in time:
Card interchange fees	$847	$802
Service charges on deposit accounts	672	692
Other income	226	222
Revenue recognized over time:
Wealth management revenues	10,273	9,477
Service charges on deposit accounts	191	191
Other income	40	75
Total revenues from contracts in scope of Topic 606	$12,249	$11,459

Receivables primarily consist of amounts due from customers for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.3 million at March 31, 2018, compared to $5.7 million at December 31, 2017 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under Topic 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both March 31, 2018 and December 31, 2017 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

Contract cost assets (capitalized commission and incentive costs, net of amortization) at March 31, 2018 were insignificant and were included in other assets in the Unaudited Consolidated Balance Sheets.

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

During the first quarter of 2018, the Corporation made a $3.0 million contribution to the qualified pension plan.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts. Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $13.0 million and $13.3 million are included in the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2018	2017	2018	2017
Net Periodic Benefit Cost:
Service cost (1)	$561	$537	$27	$32
Interest cost (2)	679	669	119	107
Expected return on plan assets (2)	(1,318)	(1,236)	—	—
Amortization of prior service (credit) cost (2)	(6)	(6)	—	—
Recognized net actuarial loss (2)	374	279	102	65
Net periodic benefit cost	$290	$243	$248	$204

(1)	Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

(2)	Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the three months ended March 31,	2018	2017	2018	2017
Measurement date	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
Equivalent single discount rate for benefit obligations	3.69%	4.18%	3.58%	3.96%
Equivalent single discount rate for service cost	3.76	4.29	3.79	4.25
Equivalent single discount rate for interest cost	3.42	3.73	3.22	3.36
Expected long-term return on plan assets	6.75	6.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(14) Share-Based Compensation Arrangements
During the three months ended March 31, 2018, the Corporation granted equity awards, which included performance share awards and nonvested share unit awards.

The performance share awards granted to certain executive officers provide them with the opportunity to earn shares of common stock of the Corporation. The performance share awards were valued at fair market value as of January 18, 2018 (the award date), or $54.25, and will be earned over 3- to 5-year performance periods. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 140% of the target, or 41,454 shares.

The Corporation granted to a certain non-executive officer 1,000 nonvested share units, with 5-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $56.35.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$25,976	$23,557	($58)	($32)	$5,934	$5,154	$31,852	$28,679
Provision for loan losses	—	400	—	—	—	—	—	400
Net interest income (expense) after provision for loan losses	25,976	23,157	(58)	(32)	5,934	5,154	31,852	28,279
Noninterest income	4,936	4,442	10,273	9,477	534	591	15,743	14,510
Noninterest expenses:
Depreciation and amortization expense	637	663	396	463	42	52	1,075	1,178
Other noninterest expenses	15,466	14,607	7,199	6,448	3,390	3,053	26,055	24,108
Total noninterest expenses	16,103	15,270	7,595	6,911	3,432	3,105	27,130	25,286
Income before income taxes	14,809	12,329	2,620	2,534	3,036	2,640	20,465	17,503
Income tax expense	3,103	4,029	643	978	508	714	4,254	5,721
Net income	$11,706	$8,300	$1,977	$1,556	$2,528	$1,926	$16,211	$11,782

Total assets at period end	$3,521,309	$3,344,773	$66,567	$64,984	$978,450	$979,006	$4,566,326	$4,388,763
Expenditures for long-lived assets	598	373	154	302	59	58	811	733

(16) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended March 31,	2018			2017
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($13,613)	($3,199)	($10,414)	$636	$235	$401
Net gains on securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of securities available for sale	($13,613)	($3,199)	($10,414)	$636	$235	$401
Cash flow hedges:
Change in fair value of cash flow hedges	803	91	712	26	14	12
Net cash flow hedge losses reclassified into earnings (1)	231	54	177	136	50	86
Net change in fair value of cash flow hedges	1,034	145	889	162	64	98
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	—	—	—	—	—	—
Amortization of net actuarial losses (2)	476	112	364	344	127	217
Amortization of net prior service credits (2)	(6)	(2)	(4)	(6)	(2)	(4)
Net change in defined benefit plan obligations	470	110	360	338	125	213
Total other comprehensive (loss) income	($12,109)	($2,944)	($9,165)	$1,136	$424	$712

(1)
The pre-tax amounts are included in interest expense on Federal Home Loan Bank advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(2)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2017	($7,534)	($428)	($15,548)	($23,510)
Other comprehensive (loss) income before reclassifications	(10,414)	712	—	(9,702)
Amounts reclassified from accumulated other comprehensive income	—	177	360	537
Net other comprehensive (loss) income	(10,414)	889	360	(9,165)
Balance at March 31, 2018	($17,948)	$461	($15,188)	($32,675)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)
Other comprehensive income before reclassifications	401	12	—	413
Amounts reclassified from accumulated other comprehensive income	—	86	213	299
Net other comprehensive income	401	98	213	712
Balance at March 31, 2017	($6,424)	($202)	($12,419)	($19,045)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(17) Earnings Per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2018	2017
Earnings per common share - basic:
Net income	$16,211	$11,782
Less dividends and undistributed earnings allocated to participating securities	(38)	(27)
Net income applicable to common shareholders	$16,173	$11,755
Weighted average common shares	17,234	17,186
Earnings per common share - basic	$0.94	$0.68
Earnings per common share - diluted:
Net income	$16,211	$11,782
Less dividends and undistributed earnings allocated to participating securities	(38)	(27)
Net income applicable to common shareholders	$16,173	$11,755
Weighted average common shares	17,234	17,186
Dilutive effect of common stock equivalents	111	107
Weighted average diluted common shares	17,345	17,293
Earnings per common share - diluted	$0.93	$0.68

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 45,832 for the three months ended March 31, 2018. There were no anti-dilutive weighted average common stock equivalents for the three months ended March 31, 2017.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$525,275	$537,310
Home equity lines	258,690	254,855
Other loans	47,396	48,819
Standby letters of credit	6,656	6,666
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	46,158	45,139
Forward sale commitments	72,008	71,539
Loan related derivative contracts:
Interest rate swaps with customers	538,608	545,049
Mirror swaps with counterparties	538,608	545,049
Risk participation-in agreements	34,010	34,052
Foreign exchange contracts	3,079	3,005
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $6.7 million as of both March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three months ended March 31, 2018 and 2017.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of residential real estate mortgage loans held for sale. To mitigate the interest rate risk and pricing risk associated with these rate locks and residential real estate mortgage loans held for sale, the Corporation enters into forward sale commitments.  Both interest rate lock commitments and forward sale commitments are derivative financial instruments.

Leases
At March 31, 2018, the Corporation was committed to rent premises used in business operations under non-cancelable operating leases. Rental expense under the operating leases amounted to $1.0 million for the three months ended March 31, 2018, compared to $1.1 million for the same period in 2017. The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
April 1, 2018 to December 31, 2018	$2,609
2019	3,545
2020	2,866
2021	2,532
2022	2,158
2023 and thereafter	24,651
Total minimum lease payments	$38,361

Lease expiration dates range from 4 months to 23 years, with additional renewal options on certain leases ranging from 1 to 5 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for the full-year ended December 31, 2018 or any future period. Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value or outflows of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; occurrences of cyberattacks, hacking and identity theft; natural disasters; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the Corporation’s consolidated financial statements are considered critical accounting policies. Management considers the following to be its critical accounting policies: the determination of allowance for loan losses, the valuation of goodwill and identifiable intangible assets, the assessment of investment securities for impairment and accounting for defined benefit pension plans. There have been no significant changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)
			Change
For the three months ended March 31,	2018	2017	$	%
Net interest income	$31,852	$28,679	$3,173	11%
Noninterest income	15,743	14,510	1,233	8
Total revenues	47,595	43,189	4,406	10
Provision for loan losses	—	400	(400)	(100)
Noninterest expense	27,130	25,286	1,844	7
Income before income taxes	20,465	17,503	2,962	17
Income tax expense	4,254	5,721	(1,467)	(26)
Net income	$16,211	$11,782	$4,429	38%

The following table presents a summary of performance metrics and ratios:

For the three months ended March 31,	2018	2017
Diluted earnings per common share	$0.93	$0.68
Return on average assets (net income divided by average assets)	1.45%	1.09%
Return on average equity (net income available for common shareholders divided by average equity)	15.96%	12.00%
Net interest income as a % of total revenues	67%	66%
Noninterest income as a % of total revenues	33%	34%

Net income totaled $16.2 million for the three months ended March 31, 2018, compared to $11.8 million for the same period in 2017. Income before income taxes for the three months ended March 31, 2018 increased by $3.0 million, or 17%, compared to the same period a year ago, reflecting higher revenues and a reduction in the loan loss provision, partially offset by an increase in noninterest expense. Despite a higher level of income before income taxes, income tax expense for the three months ended March 31, 2018 decreased by $1.5 million, or 26%, compared to the same period in 2017, due to the December 2017 enactment of the Tax Cuts and Jobs Act (“the Tax Act”), which included the reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

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

Three months ended March 31,	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$53,138	$205	1.56%	$56,195	$104	0.75%
Mortgage loans held for sale	24,424	226	3.75	24,424	222	3.69
Taxable debt securities	804,518	5,118	2.58	755,955	4,709	2.53
Nontaxable debt securities	2,355	29	4.99	11,521	173	6.09
Total securities	806,873	5,147	2.59	767,476	4,882	2.58
FHLB stock	40,888	516	5.12	43,622	387	3.60
Commercial real estate	1,218,702	12,346	4.11	1,207,032	10,557	3.55
Commercial & industrial	608,784	6,823	4.55	573,801	6,157	4.35
Total commercial	1,827,486	19,169	4.25	1,780,833	16,714	3.81
Residential real estate	1,228,379	11,929	3.94	1,128,044	10,646	3.83
Home equity	287,176	3,160	4.46	297,965	2,877	3.92
Other	30,706	370	4.89	37,089	446	4.88
Total consumer	317,882	3,530	4.50	335,054	3,323	4.02
Total loans	3,373,747	34,628	4.16	3,243,931	30,683	3.84
Total interest-earning assets	4,299,070	40,722	3.84	4,135,648	36,278	3.56
Noninterest-earning assets	230,638			229,823
Total assets	$4,529,708			$4,365,471
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$80,502	$28	0.14%	$56,782	$15	0.11%
NOW accounts	449,298	54	0.05	420,622	50	0.05
Money market accounts	718,664	880	0.50	754,501	599	0.32
Savings accounts	368,012	57	0.06	357,894	51	0.06
Time deposits (in-market)	617,878	1,820	1.19	554,855	1,418	1.04
Wholesale brokered time deposits	409,243	1,583	1.57	397,274	1,369	1.40
Total interest-bearing deposits	2,643,597	4,422	0.68	2,541,928	3,502	0.56
FHLB advances	810,967	3,983	1.99	831,614	3,344	1.63
Junior subordinated debentures	22,681	183	3.27	22,681	138	2.47
Other	—	—	—	27	1	15.02
Total interest-bearing liabilities	3,477,245	8,588	1.00	3,396,250	6,985	0.83
Non-interest bearing demand deposits	584,557			527,215
Other liabilities	56,951			44,889
Shareholders’ equity	410,955			397,117
Total liabilities and shareholders’ equity	$4,529,708			$4,365,471
Net interest income (FTE)		$32,134			$29,293
Interest rate spread			2.84%			2.73%
Net interest margin			3.03%			2.87%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2018	2017
Commercial loans	$276	$553
Nontaxable debt securities	6	61
Total	$282	$614

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three months ended March 31, 2018 totaled $31.9 million, compared to $28.7 million for the same period in 2017. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Included in interest income are loan prepayment fees and certain other fees, such as late charges.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans is impacted by the level of loan prepayment and other fee income recognized in each period. For the three months ended March 31, 2018, loan prepayment and other fee income amounted to $129 thousand, compared to $207 thousand from the same period in 2017.

FTE net interest income for the three months ended March 31, 2018 amounted to $32.1 million, up by $2.8 million, or 10%, from the same period in 2017. The net interest margin was 3.03% for the three months ended March 31, 2018, compared to 2.87% for the same period a year ago. Excluding the impact of loan prepayment and other fee income from each period, net interest income for the three months ended March 31, 2018 increased by $2.9 million, or 10%, from 2017. Excluding the impact of loan prepayment and other fee income from each period, the net interest margin was 3.02% for the three months ended March 31, 2018, compared to 2.85% for the same period in 2017, up by 17 basis points. While the net interest margin benefited from the rise in market interest rates on variable rate loans and growth in lower-cost in-market deposit balances, it was also impacted by a higher cost of funds.

In future periods, yields on loans and securities will be affected by the amount and composition of loan growth and additions to the securities portfolio, the runoff of existing portfolio balances and the level of market interest rates.

Total average loans for the three months ended March 31, 2018 increased by $129.8 million, or 4%, from the average balance for the comparable 2017 period, reflecting increases in average residential real estate and commercial loan balances. The yield on total loans for the three months ended March 31, 2018 was 4.16%, compared to 3.84% for the same period in 2017, up by 32 basis points. Excluding the impact of loan prepayment fee income and other fee income from each period, the yield on total loans for the three months ended March 31, 2018 was 4.15%, compared to 3.81% for the same period in 2017, up by 34 basis points. Yields on LIBOR-based and prime-based loans reflected the increases in market rates of interest.

Total average securities for the three months ended March 31, 2018 increased by $39.4 million, or 5%, from the average balance for the same period a year earlier. The FTE rate of return on the securities portfolio for the three months ended March 31, 2018 was 2.59%, up by 1 basis points from the comparable period in 2017.

The average balance of FHLB advances for the three months ended March 31, 2018 decreased by $20.6 million, or 2% compared to the average balance for the same period in 2017. The average rate paid on such advances for the three months ended March 31, 2018 was 1.99%, up by 36 basis points from the same period in 2017, due to higher rates on short-term advances.

Total average interest-bearing deposits for the three months ended March 31, 2018 increased by $101.7 million, or 4%, from the average balance for the same period in 2017. Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which increased by $12.0 million from the same period in 2017. Excluding wholesale brokered time deposits, average in-market interest-bearing deposits for the three months ended March 31, 2018 increased by $89.7 million from the average balances for the same period in 2017. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2018 increased by 12 basis points compared to the same period in 2017, which was largely attributable to an increase in the rate paid on money market accounts and promotional time deposits.

The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2018 increased by $57.3 million, or 11%, from the average balance for the same period in 2017.

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Change Due to
Three months ended March 31, 2018 vs. 2017	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	($6)	$107	$101
Mortgage loans held for sale	—	4	4
Taxable debt securities	313	96	409
Nontaxable debt securities	(117)	(27)	(144)
Total securities	196	69	265
FHLB stock	(26)	155	129
Commercial real estate	103	1,686	1,789
Commercial & industrial	380	286	666
Total commercial	483	1,972	2,455
Residential real estate	970	313	1,283
Home equity	(106)	389	283
Other	(77)	1	(76)
Total consumer	(183)	390	207
Total interest income	1,434	3,010	4,444
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	8	5	13
NOW accounts	4	—	4
Money market accounts	(30)	311	281
Savings accounts	6	—	6
Time deposits (in-market)	177	225	402
Wholesale brokered time deposits	43	171	214
Total interest-bearing deposits	208	712	920
FHLB advances	(85)	724	639
Junior subordinated debentures	—	45	45
Other	(1)	—	(1)
Total interest expense	122	1,481	1,603
Net interest income (FTE)	$1,312	$1,529	$2,841

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2018	2017	$	%
Noninterest income:
Wealth management revenues	$10,273	$9,477	$796	8%
Mortgage banking revenues	2,838	2,340	498	21
Service charges on deposit accounts	863	883	(20)	(2)
Card interchange fees	847	802	45	6
Income from bank-owned life insurance	515	536	(21)	(4)
Loan related derivative income	141	148	(7)	(5)
Other income	266	324	(58)	(18)
Total noninterest income	$15,743	$14,510	$1,233	8%

Noninterest Income Analysis
Revenue from wealth management services is our largest source of noninterest income. A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and primarily includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2018	2017	$	%
Wealth management revenues:
Trust and investment management fees	$9,955	$8,518	$1,437	17%
Mutual fund fees	—	729	(729)	(100)
Asset-based revenues	9,955	9,247	708	8
Transaction-based revenues	318	230	88	38
Total wealth management revenues	$10,273	$9,477	$796	8%

Wealth management revenues for the three months ended March 31, 2018 increased by $796 thousand from the comparable period in 2017, reflecting a higher level of trust and investment management fees, partially offset by a decline in mutual fund fees. Trust and investment management fee income benefited from financial market appreciation in 2017, as the average balance of assets under administration for the three months ended March 31, 2018 amounted to $6.7 billion, up by 8% from the comparable 2017 period. This revenue source was also positively impacted by a fee increase on a portion of our wealth management business that was effective in January 2018.

The decline in mutual fund fees noted in the above table was attributable to a change in 2017 in the business activities of our Weston Financial Group, Inc. (“Weston Financial”) and WSC subsidiaries. Prior to September 30, 2017, Weston Financial, a registered investment adviser subsidiary of the Bank, served as the investment adviser to a group of mutual funds. WSC, a broker-dealer subsidiary of the Bancorp, acted as the underwriter and principal distributor to these mutual funds. In 2017, Weston Financial concluded that the continued operation of the mutual funds was not in the best interest of its shareholders and recommended the dissolution of the mutual funds to its board of trustees. In the third quarter of 2017, the mutual funds were dissolved and liquidated pursuant to an Agreement and Plan of Dissolution and Liquidation approved by the shareholders of the mutual funds in August 2017. The dissolution of the mutual funds did not significantly impact the amount of Weston Financial’s assets under management.

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)
Three months ended March 31,	2018	2017
Wealth management assets under administration:
Balance at the beginning of period	$6,714,637	$6,063,293
Net investment (depreciation) appreciation & income	(32,024)	220,423
Net client asset flows	(338,893)	(40,415)
Balance at the end of period	$6,343,720	$6,243,301

Assets under administration stood at $6.3 billion at March 31, 2018, up by $100 million, or 2%, from a year ago, and down by $371 million, or 6%, from December 31, 2017. The decline in the end of period balance of wealth management assets from December 31, 2017 primarily resulted from client outflows in the latter portion of the first quarter of 2018 associated with the loss of certain client-facing personnel.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2018	2017	$	%
Mortgage banking revenues:
Gains and commissions on loan sales (1)	$2,679	$2,268	$411	18%
Loan servicing fee income, net (2)	159	72	87	121
Total mortgage banking revenues	$2,838	$2,340	$498	21%

Loans sold to the secondary market	$96,840	$106,912	($10,072)	(9)%

(1)
Includes gains on loan sales and commissions on loans originated for others, servicing right gains, fair value adjustments on loans held for sale and fair value adjustments and gains on forward loan commitments.

(2)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.

For the three months ended March 31, 2018, mortgage banking revenues increased by $498 thousand from the comparable period in 2017. These results reflected a decrease in the volume of loans sold, offset by a $590 thousand increase in fair value adjustments on mortgage loan commitments and loans held for sale and a higher sales yield on loans sold to the secondary market. The increase in fair value adjustments was associated with the commencement of a portfolio-based economic hedging program in the first quarter of 2018. Prior to 2018, Washington Trust economically hedged mortgage loan commitments only on a loan by loan basis.

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

Based on the assessment of asset quality and credit quality metrics, modest loan growth and other favorable changes in loss exposure allocations, management concluded that no loan loss provision was necessary for the first quarter of 2018. A loan loss provision of $400 thousand was recognized in the first quarter of 2017. Net charge-offs totaled $624 thousand for the three months ended March 31, 2018, compared to a net recovery of $42 thousand for the three months ended March 31, 2017.

The allowance for loan losses was $25.9 million, or 0.76% of total loans, at March 31, 2018, compared to $26.5 million, or 0.79% of total loans, at December 31, 2017. See additional discussion under the caption “Asset Quality” for further information on the allowance for loan losses.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Three months ended March 31,	2018	2017	$	%
Noninterest expenses:
Salaries and employee benefits	$17,772	$16,917	$855	5%
Net occupancy	2,002	1,967	35	2
Outsourced services	1,873	1,457	416	29
Equipment	1,180	1,467	(287)	(20)
Legal, audit and professional fees	726	616	110	18
FDIC deposit insurance costs	404	481	(77)	(16)
Advertising and promotion	177	237	(60)	(25)
Amortization of intangibles	248	277	(29)	(10)
Change in fair value of contingent consideration	—	(310)	310	100
Other	2,748	2,177	571	26
Total noninterest expense	$27,130	$25,286	$1,844	7%

Noninterest Expense Analysis
Salaries and employee benefits expense for the three months ended March 31, 2018 increased by $855 thousand, or 5%. In the first quarter of 2018, one-time cash incentive bonuses of approximately $450 thousand were expensed and paid to employees below a certain compensation threshold. There were no such one-time bonuses in the comparable 2017 period. The remaining increase in salaries and employee benefits expense reflected annual merit increases and an employee compensation enhancement of a $1.00 per hour salary increase for employees below a certain compensation level. Both the one-time cash incentive bonuses and the $1.00 per hour salary increase were employee compensation enhancements that were made in response to the reduction in corporate taxes due to the Tax Act.

Outsourced services for the three months ended March 31, 2018 increased by $416 thousand, or 29%, from the same period in 2017. Equipment expense for the three months ended March 31, 2018 decreased by $287 thousand, or 20% from the same period a year ago. Both the increase in outsourced services and the decline in equipment expense reflects the expansion of services provided by third party vendors.

During the three months ended March 31, 2017, the Corporation recorded a net reduction to noninterest expenses of $310 thousand reflecting the change in fair value of a contingent consideration liability. As part of the consideration to acquire Halsey Associates, Inc. (“Halsey”), a contingent consideration liability was initially recorded at fair value in August 2015 representing the estimated present value of future earn-outs to be paid based on the future revenue growth of Halsey during the 5-year period following the acquisition. One of the two earn-out periods associated with this contingent consideration liability ended December 31, 2017.

Other expenses for the three months ended March 31, 2018 increased by $571 thousand from the same period in 2017, primarily due to the recognition of wealth management and trust accounting system implementation expenses in the first quarter of 2018. This system implementation was completed in April 2018.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
Three months ended March 31,	2018	2017
Income tax expense	$4,254	$5,721
Effective income tax rate	20.8%	32.7%

The decline in income tax expense and in the effective tax rate was due to the December 2017 enactment of the Tax Act, which included the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018.

The effective income tax rates for the three months ended March 31, 2018 and 2017 differed from the federal rates of 21.0% in 2018 and 35.0% in 2017 primarily due to the benefits of tax-exempt loan and investment security income, income from BOLI, state income taxes, federal tax credits and the recognition of excess tax benefits associated with the settlement of share-based awards.

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2018	2017	$	%
Net interest income	$25,976	$23,557	$2,419	10%
Provision for loan losses	—	400	(400)	(100)
Net interest income after provision for loan losses	25,976	23,157	2,819	12
Noninterest income	4,936	4,442	494	11
Noninterest expense	16,103	15,270	833	5
Income before income taxes	14,809	12,329	2,480	20
Income tax expense	3,103	4,029	(926)	(23)
Net income	$11,706	$8,300	$3,406	41%

Net interest income for this operating segment for the three months ended March 31, 2018, increased by $2.4 million from the same period in 2017, largely reflecting growth in loans and lower cost in-market deposits.

Based on management’s assessment of loss exposure, no loss loss provision was necessary for the first quarter of 2018. A loan loss provision of $400 thousand was recognized in the first quarter of 2017.

Noninterest income derived from the Commercial Banking segment for the three months ended March 31, 2018 was up by $494 thousand, or 11%, from the comparable period in 2017. The increase was concentrated in mortgage banking revenues.

Commercial Banking noninterest expenses for the three months ended March 31, 2018 were up by $833 thousand, or 5%, from the same period in 2017, largely reflecting increases in salaries and employee benefits costs and outsourced services, partially offset by declines in equipment expense.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2018	2017	$	%
Net interest expense	($58)	($32)	($26)	81%
Noninterest income	10,273	9,477	796	8
Noninterest expense	7,595	6,911	684	10
Income before income taxes	2,620	2,534	86	3
Income tax expense	643	978	(335)	(34)
Net income	$1,977	$1,556	$421	27%

For the three months ended March 31, 2018, noninterest income derived from the Wealth Management Services segment increased by $796 thousand, or 8%, compared to the same period in 2017, reflecting an increase in asset-based revenues.

For the three months ended March 31, 2018, noninterest expenses for the Wealth Management Services segment increased by $684 thousand, or 10%, from the same period in 2017. The noninterest expense comparison for this segment was impacted by the fair value adjustment on a contingent consideration liability, which decreased noninterest expenses by $310 thousand in the three months ended March 31, 2017. Excluding the impact of this item, total noninterest expenses for the Wealth Management Services segment for the three months ended March 31, 2018 increased by $374 thousand, or 5%, from the same period in 2017. This increase was due to the recognition of software system implementation expenses and was partially offset by lower salaries and employee benefits costs.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)			Change
Three months ended March 31,	2018	2017	$	%
Net interest income	$5,934	$5,154	$780	15%
Noninterest income	534	591	(57)	(10)
Noninterest expense	3,432	3,105	327	11
Income before income taxes	3,036	2,640	396	15
Income tax expense	508	714	(206)	(29)
Net income	$2,528	$1,926	$602	31%

Net interest income for the Corporate unit for the three months ended March 31, 2018 was up by $780 thousand, or 15%, compared to the same period in 2017, reflecting increased investment income due to growth in the investment securities portfolio and higher dividend income on FHLB stock, partially offset by increased FHLB borrowing costs.

Noninterest expenses for the Corporate unit for the three months ended March 31, 2018 were up by $327 thousand, or 11%, from the same period in 2017, reflecting increased staffing.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	March 31, 2018	December 31, 2017	$	%
Cash and due from banks	$85,680	$79,853	$5,827	7%
Total securities	799,815	793,495	6,320	1%
Total loans	3,387,406	3,374,071	13,335	—
Allowance for loan losses	25,864	26,488	(624)	(2)
Total assets	4,566,326	4,529,850	36,476	1
Total deposits	3,256,434	3,242,707	13,727	—
FHLB advances	808,677	791,356	17,321	2
Total shareholders’ equity	413,081	413,284	(203)	—

Total assets stood at $4.6 billion at March 31, 2018, up by $36.5 million from the end of 2017, largely reflecting loan growth, additions to the securities portfolio and an increase in cash and due from banks balances.

In the three months ended March 31, 2018, total deposits increased by $13.7 million and FHLB advances increased by $17.3 million.

Shareholders’ equity amounted to $413.1 million at March 31, 2018, down by $203 thousand from the balance at the end of 2017, reflecting net income of $16.2 million, offset by $7.5 million in dividends declared and a $10.4 million reduction in the accumulated comprehensive income component of shareholders’ equity resulting from a decline in the fair value of available for sale securities. As of March 31, 2018, the Bancorp and the Bank were “well-capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase. The Corporation does not currently maintain a portfolio of trading securities. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Debt securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized. Debt securities held to maturity are reported at amortized cost.

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2018 and December 31, 2017, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$165,614	21%	$157,604	20%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	589,747	75	590,882	76
Obligations of states and political subdivisions	2,359	—	2,359	—
Individual name issuer trust preferred debt securities	17,096	2	16,984	2
Corporate bonds	13,026	2	13,125	2
Total securities available for sale	$787,842	100%	$780,954	100%

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$11,973	100%	$12,541	100%
Total securities held to maturity	$11,973	100%	$12,541	100%

Debt securities primarily consisting of obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, totaling $41.7 million, with a weighted average yield of 3.03%, were purchased in the three months ended March 31, 2018. These purchases were partially offset by a decline in the fair value of available for sale securities, routine principal pay-downs on mortgage-backed securities and a call of a corporate bond.

The securities portfolio stood at $799.8 million as of March 31, 2018, or 18% of total assets, compared to $793.5 million as of December 31, 2017, or 18% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As of March 31, 2018 and December 31, 2017, the net unrealized loss position on securities available for sale and held to maturity amounted to $23.4 million and $9.7 million, respectively, and included gross unrealized losses of $25.4 million and $13.5 million, respectively.  As of March 31, 2018, the gross unrealized losses were concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and were primarily attributable to relative changes in interest rates since the time of purchase. Management evaluated the impairment status of these debt securities and does not consider these investments to be other-than-temporarily impaired at March 31, 2018. See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

As of March 31, 2018, Washington Trust owns trust preferred securities of five individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	March 31, 2018				Credit Ratings
					March 31, 2018		Form 10-Q Filing Date
Named Issuer (parent holding company)	(i)	Amortized Cost	Fair Value	Unrealized Losses	Moody’s	S&P	Moody’s	S&P
Bank of America Corporation	2	4,818	4,583	(235)	Baa3	BBB-	Baa3	BBB-
Wells Fargo & Company	2	5,172	4,927	(245)	A1/Baa1	BBB/BBB-	A1/Baa1	BBB/BBB-
SunTrust Banks, Inc.	1	4,181	3,906	(275)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,989	1,870	(119)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,952	1,810	(142)	Baa2	BB (ii)	Baa2	BB+ (ii)
Totals	7	$18,112	$17,096	($1,016)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between March 31, 2018 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

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

Loans
Total loans amounted to $3.4 billion at March 31, 2018, up by $13.3 million from the end of 2017, reflecting an increase in the residential real estate portfolio, partially offset by decreases in the consumer and commercial loan portfolios.

Commercial Loans
The commercial loan portfolio represented 54% of total loans at March 31, 2018.

In making commercial loans, we may occasionally solicit the participation of other banks. Washington Trust also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $374.2 million and $364.0 million, respectively, at March 31, 2018 and December 31, 2017. Our participation in commercial loans originated by other banks also includes shared national credits. Effective January 1, 2018, shared national credits are defined as participations in loans or loan commitments of at least $100 million that are shared by three or more banks.

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

Commercial Real Estate Loans
Commercial real estate loans totaled $1.2 billion at March 31, 2018, up by $6.8 million, or 1%, from the balance at December 31, 2017. Included in commercial real estate loans were construction and development loans of $171.9 million and $138.0 million, respectively, as of March 31, 2018 and December 31, 2017.

Commercial real estate loans are secured by a variety of property types, with 91% of the total at March 31, 2018 composed of office buildings, retail facilities, multi-family dwellings, lodging, commercial mixed use properties, industrial and warehouse, and healthcare facilities. The average loan balance outstanding in the portfolio was $2.5 million and the largest individual commercial real estate loan outstanding was $26.3 million as of March 31, 2018.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Rhode Island	$367,643	30%	$360,834	30%
Connecticut	460,338	38	309,013	26
Massachusetts	306,590	25	461,230	38
Subtotal	1,134,571	93	1,131,077	94
All other states	82,707	7	79,418	6
Total	$1,217,278	100%	$1,210,495	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $603.8 million at March 31, 2018, down by $8.5 million, or 1%, from the balance at December 31, 2017.

Shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $69.0 million at March 31, 2018. Of this balance, $49.3 million was included in the pass-rated category of commercial loan credit quality and $19.7 million was included in the special mention category. All of these loans were current with respect to contractual payment terms at March 31, 2018.

The commercial and industrial loan portfolio includes loans to a variety of business types.  Approximately 90% of the total is composed of health care/social assistance, manufacturing, owner occupied and other real estate, educational services, professional, scientific and technical, retail trade, transportation and warehousing, entertainment and recreation, finance and insurance services, other services, public administration and construction businesses. The average loan balance outstanding in the portfolio was $548 thousand and the largest individual commercial and industrial loan outstanding was $20.1 million as of March 31, 2018.

Residential Real Estate Loans
The residential real estate loan portfolio represented 37% of total loans at March 31, 2018.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Three months ended March 31,	2018		2017
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio	$67,840	44%	$57,907	36%
Originations for sale to the secondary market (1)	87,720	56	102,441	64
Total	$155,560	100%	$160,348	100%

(1)	Includes loans originated in a broker capacity.

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Three months ended March 31,	2018		2017
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$33,575	35%	$22,567	21%
Loans sold with servicing rights released (1)	63,265	65	84,345	79
Total	$96,840	100%	$106,912	100%

(1)	Includes loans originated in a broker capacity.

Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.7 million and $3.6 million, respectively, as of March 31, 2018 and December 31, 2017. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $585.2 million and $568.3 million, respectively, as of March 31, 2018 and December 31, 2017.

Residential real estate loans held in portfolio amounted to $1.2 billion at March 31, 2018, up by $22.6 million, or 2%, from the balance at December 31, 2017. A higher proportion of residential real estate mortgage loans were originated for retention in portfolio in the first quarter of 2018 than in the first quarter of 2017.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Rhode Island	$340,727	28%	$343,340	28%
Connecticut	141,511	11	140,843	12
Massachusetts	751,175	60	726,712	59
Subtotal	1,233,413	99	1,210,895	99
All other states	16,477	1	16,353	1
Total (1)	$1,249,890	100%	$1,227,248	100%

(1)	Includes residential real estate loans purchased from other financial institutions totaling $127.0 million and $129.5 million, respectively, as of March 31, 2018 and December 31, 2017.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft.

The consumer loan portfolio totaled $316.4 million at March 31, 2018, down by $7.6 million, or 2%, from December 31, 2017, largely due to lower home equity line utilization. Home equity lines and home equity loans represented 90% of the total consumer portfolio at March 31, 2018. The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $21.3 million and $21.7 million, respectively, at March 31, 2018 and December 31, 2017.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017
Commercial:
Commercial real estate	$—	$4,954
Commercial & industrial	397	283
Total commercial	397	5,237
Residential Real Estate:
Residential real estate	9,340	9,414
Consumer:
Home equity	771	544
Other	13	16
Total consumer	784	560
Total nonaccrual loans	10,521	15,211
Property acquired through foreclosure or repossession, net	3,206	131
Total nonperforming assets	$13,727	$15,342

Nonperforming assets to total assets	0.30%	0.34%
Nonperforming loans to total loans	0.31%	0.45%
Total past due loans to total loans	0.57%	0.59%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets declined by $1.6 million in the first quarter of 2018, with a $4.7 million decline in nonaccrual loans and a $3.1 million increase in property acquired through foreclosure.

Nonaccrual Loans
During the three months ended March 31, 2018, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status. In addition, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2018.

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2018				December 31, 2017
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$4,954	$—	$4,954	0.41%
Commercial & industrial	397	—	397	0.07	281	2	283	0.05
Total commercial	397	—	397	0.02	5,235	2	5,237	0.29
Residential Real Estate:
Residential real estate	4,108	5,232	9,340	0.75	3,903	5,511	9,414	0.77
Consumer:
Home equity	288	483	771	0.27	268	276	544	0.19
Other	—	13	13	0.04	14	2	16	0.05
Total consumer	288	496	784	0.25	282	278	560	0.17
Total nonaccrual loans	$4,793	$5,728	$10,521	0.31%	$9,420	$5,791	$15,211	0.45%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of March 31, 2018, the composition of nonaccrual loans was 4% commercial and 96% residential and consumer, compared to 34% and 66%, respectively, at December 31, 2017.

Total nonaccrual loans declined by $4.7 million in the first quarter of 2018 due to the resolution of two commercial real estate relationships. In March 2018, a nonaccrual commercial real estate loan with a carrying value of $3.1 million was transferred to property acquired through foreclosure. Also in March 2018, a second nonaccrual commercial real estate loan with a carrying value of $1.8 million was reclassified to loans held for sale as the loan was sold in April at carrying value.

Nonaccrual residential real estate mortgage loans amounted to $9.3 million at March 31, 2018, down slightly from the end of 2017. As of March 31, 2018, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential real estate loans at March 31, 2018 were five loans purchased for portfolio and serviced by others amounting to $1.4 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

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

As of March 31, 2018, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017
Accruing troubled debt restructured loans
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	5,464	4,875
Total commercial	5,464	4,875
Residential Real Estate:
Residential real estate	368	369
Consumer:
Home equity	12	13
Other	128	130
Total consumer	140	143
Total accruing troubled debt restructured loans	5,972	5,387

Nonaccrual troubled debt restructured loans
Commercial:
Commercial real estate	—	4,954
Commercial & industrial	281	281
Total commercial	281	5,235
Residential Real Estate:
Residential real estate	525	529
Consumer:
Home equity	—	—
Other	—	—
Total consumer	—	—
Total nonaccrual troubled debt restructured loans	806	5,764
Total troubled debt restructured loans	$6,778	$11,151

The allowance for loans losses included specific reserves for troubled debt restructurings of $159 thousand and $1.1 million, respectively, at March 31, 2018 and December 31, 2017.

Troubled debt restructured loans declined by $4.4 million in the first quarter of 2018, reflecting the resolution of two nonaccrual commercial real estate relationships discussed under the caption “Nonaccrual Loans.”

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$4,960	0.41%
Commercial & industrial	3,295	0.55	4,076	0.67
Total commercial	3,295	0.18	9,036	0.50
Residential Real Estate:
Residential real estate	11,806	0.94	7,855	0.64
Consumer:
Home equity	4,235	1.48	3,141	1.07
Other	22	0.07	43	0.14
Consumer loans	4,257	1.35	3,184	0.98
Total past due loans	$19,358	0.57%	$20,075	0.59%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2018, the composition of past due loans, loans past due 30 days or more, was 17% commercial and 83% residential and consumer, compared to 45% and 55%, respectively, at December 31, 2017.

Total past due loans declined by $717 thousand in the first quarter of 2018, reflecting a $5.7 million decrease in commercial loans essentially offset by a $4.0 million increase in residential real estate loans and a $1.1 million increase in consumer loans. The decline in past due commercial loans reflected the resolution of two nonaccrual commercial real estate relationships discussed under the caption “Nonaccrual Loans.”

Total past due loans as of March 31, 2018 and December 31, 2017 included nonaccrual loans of $7.1 million and $11.8 million, respectively. All loans 90 days or more past due at March 31, 2018 and December 31, 2017 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2018 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $6.3 million in potential problem loans at March 31, 2018, compared to $9.7 million at December 31, 2017. The decrease in potential problem loans from December 31, 2017 was primarily due to payoffs of commercial and industrial loans totaling $2.6 million in the first quarter of 2018. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Note 6 to the Unaudited Consolidated Financial Statements.

The allowance for loan losses is management’s best estimate of incurred losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at March 31, 2018 is adequate and consistent with asset quality and delinquency indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Mar 31, 2018	Dec 31, 2017
Collateral dependent impaired loans (1)	$9,638	$13,880
Impaired loans measured on discounted cash flow method (2)	6,855	6,718
Total impaired loans	$16,493	$20,598

(1)	Net of partial charge-offs of $894 thousand and $5.1 million, respectively, at March 31, 2018 and December 31, 2017.

(2)	Net of partial charge-offs of $85 thousand and $84 thousand, respectively, at March 31, 2018 and December 31, 2017.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	March 31, 2018			December 31, 2017
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$16,493	$278	1.69%	$20,598	$1,129	5.48%
Loans collectively evaluated for impairment	3,370,913	25,586	0.76	3,353,473	25,359	0.76
Total	$3,387,406	$25,864	0.76%	$3,374,071	$26,488	0.79%

The first quarter 2018 decline in collateral dependent impaired loans individually evaluated for impairment reflected the resolution of two nonaccrual commercial real estate relationships disclosed under the caption “Nonaccrual Loans.”

Based on the assessment of asset quality and credit quality metrics, modest loan growth and other favorable changes in loss exposure allocations, management concluded that no loss loss provision was necessary for the first quarter of 2018. A loan loss provision of $400 thousand was recognized in the first quarter of 2017.

Net charge-offs totaled $624 thousand for the three months ended March 31, 2018, compared to a net recovery of $42 thousand for the three months ended March 31, 2017. Net charge-offs in the first quarter of 2018 were largely attributable to the two commercial real estate relationships discussed under the caption “Nonaccrual Loans.”

As of March 31, 2018, the allowance for loan losses was $25.9 million, or 0.76% of total loans, compared to $26.5 million, or 0.79% of total loans, at December 31, 2017.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The total allowance is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$11,819	36%	$12,729	36%
Commercial & industrial	5,871	18	5,580	18
Total commercial	17,690	54	18,309	54
Residential Real Estate:
Residential real estate	5,494	37	5,427	36
Consumer:
Home equity	2,192	8	2,412	9
Other	488	1	340	1
Total consumer	2,680	9	2,752	10
Balance at end of period	$25,864	100%	$26,488	100%

(1)	Percentage of loans within the respective category to total loans outstanding.

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

The following table presents a summary of deposits:

(Dollars in thousands)			Change
	March 31, 2018	December 31, 2017	$	%
Noninterest-bearing demand deposits	$601,478	$578,410	$23,068	4%
Interest-bearing demand deposits	83,249	82,728	521	1
NOW accounts	470,112	466,605	3,507	1
Money market accounts	693,748	731,345	(37,597)	(5)
Savings accounts	376,608	368,524	8,084	2
Time deposits (in-market)	625,965	617,368	8,597	1
Wholesale brokered time deposits	405,274	397,727	7,547	2
Total deposits	$3,256,434	$3,242,707	$13,727	—%

Total in-market deposits	$2,851,160	$2,844,980	$6,180	—%

Total deposits amounted to $3.3 billion at March 31, 2018, up by $13.7 million from December 31, 2017. This included an increase of $7.5 million of out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $6.2 million from the balance at December 31, 2017.

FHLB Advances
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances totaled $808.7 million at March 31, 2018, up by $17.3 million from the balance at the end of 2017.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is in-market deposits, which funded approximately 62% of total average assets in the three months ended March 31, 2018.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the three months ended March 31, 2018.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

Net cash provided by operating activities amounted to $21.5 million for the three months ended March 31, 2018, which was generated by net income of $16.2 million and adjustments to reconcile net income to net cash provided by operating activities. These adjustments included mortgage banking activities and increases in other assets and other liabilities. Net cash used in investing activities totaled $39.1 million for the three months ended March 31, 2018, reflecting outflows to purchase investment securities and fund loan growth, net of inflows from principal paydowns and a call of a debt security. For the three months ended March 31, 2018, net cash provided by financing activities amounted to $22.6 million, largely due to net increases in FHLB advances and deposits, partially offset by the payment of dividends to shareholders. See the Corporation’s Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $413.1 million at March 31, 2018, down by $203 thousand from December 31, 2017, including net income of $16.2 million, offset by $7.5 million for dividend declarations and a $10.4 million reduction in the accumulated comprehensive income component of shareholders’ equity resulting from a decline in the fair value of available for sale securities.

The Corporation declared a quarterly dividend of 43 cents per share for the three months ended March 31, 2018, compared to 38 cents per share for the same period in 2017, representing a 13% increase from a year ago.

The ratio of total equity to total assets amounted to 9.05% at March 31, 2018 compared to a ratio of 9.12% at December 31, 2017.  Book value per share at March 31, 2018 and December 31, 2017 amounted to $23.93 and $23.99, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 12.56% at March 31, 2018, compared to 12.45% at December 31, 2017. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Off-Balance Sheet Arrangements
For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 9 and 18 to the Unaudited Consolidated Financial Statements.

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

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, off-balance sheet interest rate contracts and the pricing and structure of loans and deposits for managing interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors.  These interest rate contracts involve, to varying degrees, credit risk and interest rate risk.  Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract.  The notional amount of the interest rate contracts is the amount upon which interest and other payments are based.  The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk.  See Notes 9 and 18 to the Unaudited Consolidated Financial Statements for additional information.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2018 and December 31, 2017, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2018 and December 31, 2017.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2018		December 31, 2017
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.70)%	(7.13)%	(3.88)%	(7.94)%
100 basis point rate increase	2.78	2.29	3.02	2.52
200 basis point rate increase	6.79	6.89	7.31	7.64
300 basis point rate increase	10.81	11.29	11.65	12.77

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2018 and December 31, 2017 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$5,209	($13,797)
Obligations of states and political subdivisions	1	(6)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	23,890	(58,837)
Trust preferred debt and other corporate debt securities	(66)	109
Total change in market value as of March 31, 2018	$29,034	($72,531)
Total change in market value as of December 31, 2017	$17,308	($69,453)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2018.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item IA to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 3, 2018	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 3, 2018	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	May 3, 2018	By:	/s/ Maria N. Janes
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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

____________________

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.