Form 10-Q
period 2018-06-30
WASHINGTON TRUST BANCORP INC
filed 2018-08-02
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2018 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of July 31, 2018 was 17,278,116.

PART I.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	June 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$132,068	$79,853
Short-term investments	2,624	3,070
Mortgage loans held for sale, at fair value	35,207	26,943
Securities:
Available for sale, at fair value	776,693	780,954
Held to maturity, at amortized cost (fair value $11,364 at June 30, 2018 and $12,721 at December 31, 2017)	11,412	12,541
Total securities	788,105	793,495
Federal Home Loan Bank stock, at cost	46,281	40,517
Loans:
Total loans	3,490,230	3,374,071
Less allowance for loan losses	26,174	26,488
Net loans	3,464,056	3,347,583
Premises and equipment, net	28,377	28,333
Investment in bank-owned life insurance	79,319	73,267
Goodwill	63,909	63,909
Identifiable intangible assets, net	8,645	9,140
Other assets	88,651	63,740
Total assets	$4,737,242	$4,529,850
Liabilities:
Deposits:
Noninterest-bearing deposits	$577,656	$578,410
Interest-bearing deposits	2,743,955	2,664,297
Total deposits	3,321,611	3,242,707
Federal Home Loan Bank advances	901,053	791,356
Junior subordinated debentures	22,681	22,681
Other liabilities	70,326	59,822
Total liabilities	4,315,671	4,116,566
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,278,116 shares at June 30, 2018 and 17,226,508 shares at December 31, 2017	1,080	1,077
Paid-in capital	118,883	117,961
Retained earnings	336,670	317,756
Accumulated other comprehensive loss	(35,062)	(23,510)
Total shareholders’ equity	421,571	413,284
Total liabilities and shareholders’ equity	$4,737,242	$4,529,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2018	2017	2018	2017
	Interest income:
	Interest and fees on loans	$37,101	$31,642	$71,679	$61,994
	Taxable interest on securities	5,358	4,844	10,476	9,553
	Nontaxable interest on securities	20	72	43	184
	Dividends on Federal Home Loan Bank stock	550	439	1,066	826
	Other interest income	257	156	462	260
	Total interest and dividend income	43,286	37,153	83,726	72,817
	Interest expense:
	Deposits	5,254	3,591	9,676	7,093
	Federal Home Loan Bank advances	4,707	3,509	8,690	6,853
	Junior subordinated debentures	214	149	397	287
	Other interest expense	—	—	—	1
	Total interest expense	10,175	7,249	18,763	14,234
	Net interest income	33,111	29,904	64,963	58,583
	Provision for loan losses	400	700	400	1,100
	Net interest income after provision for loan losses	32,711	29,204	64,563	57,483
	Noninterest income:
	Wealth management revenues	9,602	9,942	19,875	19,419
	Mortgage banking revenues	2,941	2,919	5,779	5,259
	Service charges on deposit accounts	903	901	1,766	1,784
	Card interchange fees	961	902	1,808	1,704
	Income from bank-owned life insurance	537	542	1,052	1,078
	Loan related derivative income	668	1,144	809	1,292
	Other income	381	456	647	780
	Total noninterest income	15,993	16,806	31,736	31,316
	Noninterest expense:
	Salaries and employee benefits	17,304	17,418	35,076	34,335
	Outsourced services	2,350	1,710	4,223	3,167
	Net occupancy	1,930	1,767	3,932	3,734
	Equipment	1,069	1,313	2,249	2,780
	Legal, audit and professional fees	555	582	1,281	1,198
	FDIC deposit insurance costs	422	469	826	950
	Advertising and promotion	329	362	506	599
	Amortization of intangibles	247	257	495	534
	Change in fair value of contingent consideration	—	—	—	(310)
	Other expenses	2,082	2,428	4,830	4,605
	Total noninterest expense	26,288	26,306	53,418	51,592
	Income before income taxes	22,416	19,704	42,881	37,207
	Income tax expense	4,742	6,505	8,996	12,226
	Net income	$17,674	$13,199	$33,885	$24,981

	Weighted average common shares outstanding - basic	17,272	17,206	17,253	17,196
	Weighted average common shares outstanding - diluted	17,387	17,316	17,384	17,312
Per share information:	Basic earnings per common share	$1.02	$0.77	$1.96	$1.45
	Diluted earnings per common share	$1.01	$0.76	$1.94	$1.44
	Cash dividends declared per share	$0.43	$0.38	$0.86	$0.76

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2018	2017	2018	2017
Net income	$17,674	$13,199	$33,885	$24,981
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	(3,112)	1,828	(13,526)	2,229
Net change in fair value of cash flow hedges	365	(448)	1,254	(350)
Net change in defined benefit plan obligations	360	(4)	720	209
Total other comprehensive (loss) income, net of tax	(2,387)	1,376	(11,552)	2,088
Total comprehensive income	$15,287	$14,575	$22,333	$27,069

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	17,227	$1,077	$117,961	$317,756	($23,510)	$413,284
Net income	—	—	—	33,885	—	33,885
Total other comprehensive loss, net of tax	—	—	—	—	(11,552)	(11,552)
Cash dividends declared	—	—	—	(14,971)	—	(14,971)
Share-based compensation	—	—	1,319	—	—	1,319
Exercise of stock options, issuance of other compensation-related equity awards	51	3	(397)	—	—	(394)
Balance at June 30, 2018	17,278	$1,080	$118,883	$336,670	($35,062)	$421,571

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2017	17,171	$1,073	$115,123	$294,365	($19,757)	$390,804
Net income	—	—	—	24,981	—	24,981
Total other comprehensive income, net of tax	—	—	—	—	2,088	2,088
Cash dividends declared	—	—	—	(13,195)	—	(13,195)
Share-based compensation	—	—	1,198	—	—	1,198
Exercise of stock options, issuance of other compensation-related equity awards	39	3	163	—	—	166
Balance at June 30, 2017	17,210	$1,076	$116,484	$306,151	($17,669)	$406,042

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Six months ended June 30,	2018	2017
	Cash flows from operating activities:
	Net income	$33,885	$24,981
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	400	1,100
	Depreciation of premises and equipment	1,630	1,759
	Net amortization of premiums and discounts on securities and loans	1,386	1,616
	Amortization of intangibles	495	534
	Goodwill impairment	—	150
	Share-based compensation	1,319	1,198
	Tax benefit from stock option exercises and other equity awards	352	350
	Income from bank-owned life insurance	(1,052)	(1,078)
	Net gains on loan sales and commissions on loans originated for others, including fair value adjustments	(5,465)	(5,052)
	Proceeds from sales of loans	182,964	215,239
	Loans originated for sale	(188,185)	(213,929)
	Change in fair value of contingent consideration liability	—	(310)
	Increase in other assets	(16,777)	(6,237)
	Increase in other liabilities	11,815	1,110
	Net cash provided by operating activities	22,767	21,431
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(61,619)	(35,213)
	Other investment securities available for sale	(1,064)	(19,963)
Maturities and principal payments of:	Mortgage-backed securities available for sale	41,270	38,861
	Other investment securities available for sale	6,795	8,955
	Mortgage-backed securities held to maturity	1,077	1,614
	Purchases of Federal Home Loan Bank stock	(5,764)	(1,511)
	Net (increase) decrease in loans	(115,986)	33,596
	Purchases of loans	(1,676)	—
	Proceeds from the sale of property acquired through foreclosure or repossession	—	213
	Purchases of premises and equipment	(1,675)	(1,247)
	Purchases of bank-owned life insurance	(5,000)	—
	Net cash (used in) provided by investing activities	(143,642)	25,305
	Cash flows from financing activities:
	Net increase (decrease) in deposits	78,904	(42,563)
	Proceeds from Federal Home Loan Bank advances	1,135,000	657,500
	Repayment of Federal Home Loan Bank advances	(1,025,303)	(636,697)
	Payment of contingent consideration liability	(1,217)	—
	Net proceeds from stock option exercises and issuance of other equity awards	(394)	166
	Cash dividends paid	(14,346)	(13,007)
	Net cash provided by (used in) financing activities	172,644	(34,601)
	Net increase in cash and cash equivalents	51,769	12,135
	Cash and cash equivalents at beginning of period	82,923	107,797
	Cash and cash equivalents at end of period	$134,692	$119,932

Noncash Investing and Financing Activities:
Loans charged off	$793	$721
Loans transferred to property acquired through foreclosure or repossession	3,074	576
Supplemental Disclosures:
Interest payments	$17,576	$14,111
Income tax payments	8,570	11,849

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

Leases - Topic 842
Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. In January 2018, Accounting Standards Update No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”) was issued to address concerns about the costs and complexity of complying with the transition provisions of ASU 2016-02. In July 2018, Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Also in July 2018, Accounting Standards Update No. 2018-11, “Targeted Improvements” (“ASU 2018-11”) was issued and allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. The Corporation intends to use this optional transition method for the adoption of Topic 842. These ASUs are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Management has assembled a project team that meets regularly to address the changes pursuant to Topic 842. The Corporation rents premises used in business operations under non-cancelable operating leases, which currently are not reflected in its Consolidated Balance Sheets. As disclosed in Note 18, the Corporation was committed to $37.3 million of future minimum lease payments under these non-cancelable operating leases. Upon adoption of ASU 2016-02 on January 1, 2019, the Corporation expects to report increased assets and liabilities as a result of recognizing right-of-use assets and lease liabilities in its Consolidated Balance Sheets. The Corporation does not expect a material change to the timing of expense recognition in the Consolidated Statements of Income.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $13.3 million at June 30, 2018 and $14.1 million at December 31, 2017 and were included in cash and due from banks in the Unaudited Consolidated Balance Sheets.

As of June 30, 2018 and December 31, 2017, cash and due from banks included interest-bearing deposits in other banks of $73.3 million and $31.9 million, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$171,496	$—	($6,960)	$164,536
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	604,578	1,646	(20,540)	585,684
Obligations of states and political subdivisions	935	2	—	937
Individual name issuer trust preferred debt securities	13,299	—	(799)	12,500
Corporate bonds	13,913	—	(877)	13,036
Total securities available for sale	$804,221	$1,648	($29,176)	$776,693
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$11,412	$—	($48)	$11,364
Total securities held to maturity	$11,412	$—	($48)	$11,364
Total securities	$815,633	$1,648	($29,224)	$788,057

(Dollars in thousands)
December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$161,479	$—	($3,875)	$157,604
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	594,944	3,671	(7,733)	590,882
Obligations of states and political subdivisions	2,355	4	—	2,359
Individual name issuer trust preferred debt securities	18,106	—	(1,122)	16,984
Corporate bonds	13,917	13	(805)	13,125
Total securities available for sale	$790,801	$3,688	($13,535)	$780,954
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$12,541	$180	$—	$12,721
Total securities held to maturity	$12,541	$180	$—	$12,721
Total securities	$803,342	$3,868	($13,535)	$793,675

As of June 30, 2018 and December 31, 2017, securities with a fair value of $361.3 million and $357.8 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
June 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$63,389	$61,419	$1,419	$1,413
Due after one year to five years	270,844	261,678	4,694	4,674
Due after five years to ten years	282,932	272,643	3,882	3,866
Due after ten years	187,056	180,953	1,417	1,411
Total securities	$804,221	$776,693	$11,412	$11,364

Included in the above table are debt securities with an amortized cost balance of $198.7 million and a fair value of $190.1 million at June 30, 2018 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 11 months to 19 years, with call features ranging from 1 month to 3 years.

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

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2018	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	8	$68,737	($1,759)	9	$95,799	($5,201)	17	$164,536	($6,960)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	39	279,362	(6,407)	22	255,083	(14,181)	61	534,445	(20,588)
Individual name issuer trust preferred debt securities	—	—	—	5	12,500	(799)	5	12,500	(799)
Corporate bonds	6	2,106	(20)	3	10,930	(857)	9	13,036	(877)
Total temporarily impaired securities	53	$350,205	($8,186)	39	$374,312	($21,038)	92	$724,517	($29,224)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2017	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	8	$69,681	($798)	8	$87,923	($3,077)	16	$157,604	($3,875)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	20	128,965	(613)	22	279,693	(7,120)	42	408,658	(7,733)
Individual name issuer trust preferred debt securities	—	—	—	7	16,984	(1,122)	7	16,984	(1,122)
Corporate bonds	3	921	(5)	3	10,980	(800)	6	11,901	(805)
Total temporarily impaired securities	31	$199,567	($1,416)	40	$395,580	($12,119)	71	$595,147	($13,535)

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

U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on the assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at June 30, 2018 were five trust preferred security holdings issued by four individual companies in the banking sector.  Management believes the unrealized loss position in these holdings was attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of June 30, 2018, individual name issuer trust preferred debt securities with an amortized cost of $6.1 million and unrealized losses of $398 thousand were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between June 30, 2018 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Corporate Bonds
At June 30, 2018, Washington Trust had nine corporate bond holdings with unrealized losses totaling $877 thousand. These investment grade corporate bonds were issued by large corporations. Management believes the unrealized losses on these bonds are a function of the changes in the investment spreads and interest rate movements and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,218,643	35%	$1,210,495	36%
Commercial & industrial (2)	632,029	18	612,334	18
Total commercial	1,850,672	53	1,822,829	54
Residential Real Estate:
Residential real estate (3)	1,327,418	38	1,227,248	36
Consumer:
Home equity	283,744	8	292,467	9
Other (4)	28,396	1	31,527	1
Total consumer	312,140	9	323,994	10
Total loans (5)	$3,490,230	100%	$3,374,071	100%

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

(5)
Includes net unamortized loan origination costs of $4.5 million and $3.8 million, respectively, at June 30, 2018 and December 31, 2017 and net unamortized premiums on purchased loans of $794 thousand and $878 thousand, respectively, at June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, there were $1.8 billion and $1.6 billion, respectively, of loans pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB for the discount window. See Note 7 for additional disclosure regarding borrowings.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
June 30, 2018	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,218,643	$1,218,643
Commercial & industrial	2,454	—	397	2,851	629,178	632,029
Total commercial	2,454	—	397	2,851	1,847,821	1,850,672
Residential Real Estate:
Residential real estate	6,540	1,150	3,553	11,243	1,316,175	1,327,418
Consumer:
Home equity	1,713	385	487	2,585	281,159	283,744
Other	15	1	—	16	28,380	28,396
Total consumer	1,728	386	487	2,601	309,539	312,140
Total loans	$10,722	$1,536	$4,437	$16,695	$3,473,535	$3,490,230

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2017	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$6	$—	$4,954	$4,960	$1,205,535	$1,210,495
Commercial & industrial	3,793	2	281	4,076	608,258	612,334
Total commercial	3,799	2	5,235	9,036	1,813,793	1,822,829
Residential Real Estate:
Residential real estate	1,678	2,274	3,903	7,855	1,219,393	1,227,248
Consumer:
Home equity	2,798	75	268	3,141	289,326	292,467
Other	29	—	14	43	31,484	31,527
Total consumer	2,827	75	282	3,184	320,810	323,994
Total loans	$8,304	$2,351	$9,420	$20,075	$3,353,996	$3,374,071

Included in past due loans as of June 30, 2018 and December 31, 2017, were nonaccrual loans of $8.6 million and $11.8 million, respectively.

All loans 90 days or more past due at June 30, 2018 and December 31, 2017 were classified as nonaccrual.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans are nonaccrual loans, which are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements, as well as loans restructured in a troubled debt restructuring. The Corporation identifies loss allocations for impaired loans on an individual loan basis.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
No Related Allowance Recorded
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial & industrial	5,426	4,986	5,477	5,081	—	—
Total commercial	5,426	4,986	5,477	5,081	—	—
Residential Real Estate:
Residential real estate	9,078	9,069	9,245	9,256	—	—
Consumer:
Home equity	1,124	557	1,124	557	—	—
Other	—	14	—	14	—	—
Total consumer	1,124	571	1,124	571	—	—
Subtotal	15,628	14,626	15,846	14,908	—	—
With Related Allowance Recorded
Commercial:
Commercial real estate	$—	$4,954	$—	$9,910	$—	$1,018
Commercial & industrial	337	191	389	212	18	1
Total commercial	337	5,145	389	10,122	18	1,019
Residential Real Estate:
Residential real estate	1,495	715	1,546	741	168	104
Consumer:
Home equity	19	—	19	—	8	—
Other	34	133	34	132	4	6
Total consumer	53	133	53	132	12	6
Subtotal	1,885	5,993	1,988	10,995	198	1,129
Total impaired loans	$17,513	$20,619	$17,834	$25,903	$198	$1,129
Total:
Commercial	$5,763	$10,131	$5,866	$15,203	$18	$1,019
Residential real estate	10,573	9,784	10,791	9,997	168	104
Consumer	1,177	704	1,177	703	12	6
Total impaired loans	$17,513	$20,619	$17,834	$25,903	$198	$1,129

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

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended June 30,	2018	2017	2018	2017
Commercial:
Commercial real estate	$—	$9,549	$—	$26
Commercial & industrial	5,983	6,864	73	76
Total commercial	5,983	16,413	73	102
Residential Real Estate:
Residential real estate	10,017	15,915	85	150
Consumer:
Home equity	1,036	697	10	10
Other	88	140	2	2
Total consumer	1,124	837	12	12
Totals	$17,124	$33,165	$170	$264

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Six months ended June 30,	2018	2017	2018	2017
Commercial:
Commercial real estate	$2,039	$9,664	$—	$52
Commercial & industrial	5,738	6,914	139	152
Total commercial	7,777	16,578	139	204
Residential Real Estate:
Residential real estate	9,934	16,076	197	272
Consumer:
Home equity	853	832	19	20
Other	116	142	5	6
Total consumer	969	974	24	26
Totals	$18,680	$33,628	$360	$502

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Jun 30, 2018	Dec 31, 2017
Commercial:
Commercial real estate	$—	$4,954
Commercial & industrial	397	283
Total commercial	397	5,237
Residential Real Estate:
Residential real estate	10,206	9,414
Consumer:
Home equity	1,133	544
Other	9	16
Total consumer	1,142	560
Total nonaccrual loans	$11,745	$15,211
Accruing loans 90 days or more past due	$—	$—

As of June 30, 2018 and December 31, 2017, loans secured by one- to four-family residential property amounting to $2.2 million and $4.4 million, respectively, were in process of foreclosure.

Nonaccrual loans of $3.2 million and $3.4 million, respectively, were current as to the payment of principal and interest at June 30, 2018 and December 31, 2017.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2018.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Troubled debt restructurings are classified as impaired loans. The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest. The recorded investment in troubled debt restructurings was $6.6 million and $11.2 million, respectively, at June 30, 2018 and December 31, 2017. These amounts included insignificant balances of accrued interest. The allowance for loan losses included specific reserves for these troubled debt restructurings of $123 thousand and $1.1 million, respectively, at June 30, 2018 and December 31, 2017.

As of June 30, 2018, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

For the three months ended June 30, 2018, there were no loans modified as a troubled debt restructuring. For the six months ended June 30, 2018, there was one loan modified as a troubled debt restructuring with a pre-modification and post-modification recorded investment of $608 thousand. This troubled debt restructuring included a combination of concessions pertaining to maturity and interest only payment terms. There were no loans modified as a troubled debt restructuring for the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2018, there were no payment defaults on troubled debt restructured loans modified within the previous 12 months. For the three and six months ended June 30, 2017, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on three loans totaling $1.1 million and four loans totaling $1.9 million, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The weighted average risk rating of the Corporation’s commercial loan portfolio was 4.73 at June 30, 2018 and 4.70 at December 31, 2017. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses. See
Note 6 for additional information.

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

Classified - Loans identified as “substandard,” “doubtful” or “loss” based on criteria consistent with guidelines provided by banking regulators. A “substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. The loans are closely watched and are either already on nonaccrual status or may be placed on nonaccrual status when management determines there is uncertainty of collectibility. A “doubtful” loan is placed on nonaccrual status and has a high probability of loss, but the extent of the loss is difficult to quantify due to dependency upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. A loan in the “loss” category is considered generally uncollectible or the timing or amount of payments cannot be determined. “Loss” is not intended to imply that the loan has no recovery value, but rather, it is not practical or desirable to continue to carry the asset.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Commercial:
Mortgages	$1,041,127	$1,067,373	$1,831	$—	$—	$5,114
Construction & development	175,685	138,008	—	—	—	—
Commercial real estate	1,216,812	1,205,381	1,831	—	—	5,114
Commercial & industrial	586,941	592,749	35,612	9,804	9,476	9,781
Total commercial	$1,803,753	$1,798,130	$37,443	$9,804	$9,476	$14,895

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

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current		Past Due
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Residential Real Estate:
Self-originated mortgages	$1,194,914	$1,091,291	$10,012	$6,413
Purchased mortgages	121,261	128,102	1,231	1,442
Total residential real estate	$1,316,175	$1,219,393	$11,243	$7,855
Consumer:
Home equity	$281,159	$289,326	$2,585	$3,141
Other	28,380	31,484	16	43
Total consumer	$309,539	$320,810	$2,601	$3,184

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$11,819	$5,871	$17,690	$5,494	$2,192	$488	$2,680	$25,864
Charge-offs	—	(1)	(1)	(5)	(76)	(21)	(97)	(103)
Recoveries	—	4	4	—	3	6	9	13
Provision	624	768	1,392	(175)	(744)	(73)	(817)	400
Ending Balance	$12,443	$6,642	$19,085	$5,314	$1,375	$400	$1,775	$26,174
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$12,729	$5,580	$18,309	$5,427	$2,412	$340	$2,752	$26,488
Charge-offs	(627)	(7)	(634)	(5)	(111)	(43)	(154)	(793)
Recoveries	25	33	58	—	10	11	21	79
Provision	316	1,036	1,352	(108)	(936)	92	(844)	400
Ending Balance	$12,443	$6,642	$19,085	$5,314	$1,375	$400	$1,775	$26,174
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2017:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$12,366	$6,297	$18,663	$5,359	$1,740	$684	$2,424	$26,446
Charge-offs	(400)	(162)	(562)	(32)	(16)	(32)	(48)	(642)
Recoveries	82	47	129	24	4	1	5	158
Provision	(113)	885	772	18	199	(289)	(90)	700
Ending Balance	$11,935	$7,067	$19,002	$5,369	$1,927	$364	$2,291	$26,662
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2017:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$11,166	$6,992	$18,158	$5,252	$1,889	$705	$2,594	$26,004
Charge-offs	(400)	(164)	(564)	(32)	(61)	(64)	(125)	(721)
Recoveries	82	154	236	28	6	9	15	279
Provision	1,087	85	1,172	121	93	(286)	(193)	1,100
Ending Balance	$11,935	$7,067	$19,002	$5,369	$1,927	$364	$2,291	$26,662
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment
Commercial:
Commercial real estate	$—	$—	$4,954	$1,018
Commercial & industrial	5,742	18	5,157	1
Total commercial	5,742	18	10,111	1,019
Residential Real Estate:
Residential real estate	10,572	168	9,783	104
Consumer:
Home equity	1,144	8	557	—
Other	33	4	147	6
Total consumer	1,177	12	704	6
Subtotal	17,491	198	20,598	1,129
Loans Collectively Evaluated for Impairment
Commercial:
Commercial real estate	1,218,643	12,443	1,205,541	11,711
Commercial & industrial	626,287	6,624	607,177	5,579
Total commercial	1,844,930	19,067	1,812,718	17,290
Residential Real Estate:
Residential real estate	1,316,846	5,146	1,217,465	5,323
Consumer:
Home equity	282,600	1,367	291,910	2,412
Other	28,363	396	31,380	334
Total consumer	310,963	1,763	323,290	2,746
Subtotal	3,472,739	25,976	3,353,473	25,359
Total	$3,490,230	$26,174	$3,374,071	$26,488

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $901.1 million and $791.4 million, respectively, at June 30, 2018 and December 31, 2017.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of June 30, 2018:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
July 1, 2018 to December 31, 2018	$580,331	2.16%
2019	137,258	1.62
2020	67,033	1.95
2021	46,222	2.57
2022	55,447	3.59
2023 and thereafter	14,762	2.29
Balance at June 30, 2018	$901,053	2.17%

As of June 30, 2018 and December 31, 2017, the Bank had access to a $40.0 million unused line of credit with the FHLB and also had remaining available borrowing capacity of $511.2 million and $449.9 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(8) Shareholders’ Equity
Regulatory Capital Requirements
At both June 30, 2018 and December 31, 2017, the Corporation and the Bank were considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$434,571	12.61%	$275,759	8.00%	N/A	N/A
Bank	431,320	12.51	275,738	8.00	$344,673	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	408,108	11.84	206,819	6.00	N/A	N/A
Bank	404,857	11.75	206,804	6.00	275,738	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	386,110	11.20	155,115	4.50	N/A	N/A
Bank	404,857	11.75	155,103	4.50	224,037	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	408,108	8.87	183,980	4.00	N/A	N/A
Bank	404,857	8.80	183,940	4.00	229,925	5.00

December 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	416,038	12.45	267,365	8.00	N/A	N/A
Bank	413,593	12.38	267,338	8.00	334,172	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	389,289	11.65	200,524	6.00	N/A	N/A
Bank	386,844	11.58	200,503	6.00	267,338	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	367,291	10.99	150,383	4.50	N/A	N/A
Bank	386,844	11.58	150,378	4.50	217,212	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	389,289	8.79	177,089	4.00	N/A	N/A
Bank	386,844	8.74	177,048	4.00	221,310	5.00

(1)	Leverage ratio.

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

Cash Flow Hedging Instruments
As of June 30, 2018 and December 31, 2017, the Bancorp had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

As of June 30, 2018 and December 31, 2017, the Bank had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of June 30, 2018 and December 31, 2017, the Bank had three interest rate floor contracts with a total notional amount of $300.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. The floors mature in 2020.

The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2018 and 2017, there was no ineffectiveness recorded in earnings.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of June 30, 2018 and December 31, 2017, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $567.0 million and $545.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of June 30, 2018, the notional amounts of risk participation-out agreements and risk participation-in agreements were $51.8 million and $34.0 million, respectively, compared to $52.4 million and $34.1 million, respectively, as of December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, the notional amount of foreign exchange contracts was $2.9 million and $3.0 million, respectively.

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

The following table presents the fair values of derivative instruments in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2018	Dec 31, 2017	Balance Sheet Location	Jun 30, 2018	Dec 31, 2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$71	$25	Other liabilities	$—	$—
Interest rate swaps	Other assets	1,699	213	Other liabilities	—	14
Interest rate floors	Other assets	125	110	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	60	268	Other liabilities	14,229	1,295
Mirror swaps with counterparties	Other assets	14,037	1,152	Other liabilities	60	268
Risk participation agreements	Other assets	—	—	Other liabilities	—	—
Foreign exchange contracts	Other assets	—	—	Other liabilities	21	26
Forward loan commitments:
Interest rate lock commitments	Other assets	1,130	965	Other liabilities	9	20
Forward sale commitments	Other assets	14	26	Other liabilities	614	1,424
Total		$17,136	$2,759		$14,933	$3,047

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the effect of derivative instruments in the Corporation’s Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax (Effective Portion)
	Three Months		Six Months
Periods ended June 30,	2018	2017	2018	2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$11	($22)	$49	($56)
Interest rate swaps	294	(232)	1,133	(100)
Interest rate floors	60	(194)	72	(194)
Total	$365	($448)	$1,254	($350)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months		Six Months
Periods ended June 30,	Statement of Income Location	2018	2017	2018	2017
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	($3,001)	$3,921	(12,196)	3,666
Mirror swaps with counterparties	Loan related derivative income	3,645	(2,551)	12,969	(2,073)
Risk participation agreements	Loan related derivative income	—	(226)	—	(301)
Foreign exchange contracts	Loan related derivative income	24	—	36	—
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	191	(11)	$177	$607
Forward sale commitments	Mortgage banking revenues	(82)	(350)	1,236	(1,380)
Total		$777	$783	$2,222	$519

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

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
June 30, 2018
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$71	$—	$71	$—	$71
Interest rate swaps	1,699	—	1,699	—	1,699
Interest rate floors	125	—	125	—	125
Loan-related derivative contracts:
Interest rate swaps with customers	109	49	60	—	60
Mirror swaps with counterparties	14,770	733	14,037	—	14,037
Total	$16,774	$782	$15,992	$—	$15,992

Derivative Liabilities:
Loan-related derivative contracts:
Interest rate swaps with customers	$14,962	$733	$14,229	$—	$14,229
Mirror swaps with counterparties	109	49	60	—	60
Foreign exchange contracts	21	—	21	—	21
Total	$15,092	$782	$14,310	$—	$14,310

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
December 31, 2017
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$25	$—	$25	$—	$25
Interest rate swaps	213	—	213	—	213
Interest rate floors	110	—	110	—	110
Loan-related derivative contracts:
Interest rate swaps with customers	2,857	2,589	268	—	268
Mirror swaps with counterparties	3,801	2,649	1,152	—	1,152
Total	$7,006	$5,238	$1,768	$—	$1,768

Derivative Liabilities:
Interest rate risk management contracts:
Interest rate swaps	$14	$—	$14	$14	$—
Loan-related derivative contracts:
Interest rate swaps with customers	3,884	2,589	1,295	1,025	270
Mirror swaps with counterparties	2,917	2,649	268	—	268
Foreign exchange contracts	26	—	26	—	26
Total	$6,841	$5,238	$1,603	$1,039	$564

As of June 30, 2018, there was no pledged collateral to derivative counterparties in the form of cash. As of December 31, 2017, Washington Trust pledged collateral to derivative counterparties in the form of cash totaling $1.0 million. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

(11) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of June 30, 2018 and December 31, 2017, securities available for sale, residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $34.6 million and $26.4 million, respectively, at June 30, 2018 and December 31, 2017. The aggregate fair value of these loans as of the same dates was $35.2 million and $26.9 million, respectively. As of June 30, 2018 and December 31, 2017, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $655 thousand and $543 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of June 30, 2018 and December 31, 2017.

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $441 thousand and $112 thousand in the three and six months ended June 30, 2018, respectively, compared to an increase of $322 thousand and $773 thousand in the three and six months ended June 30, 2017, respectively. These amounts were offset in earnings by the changes in fair value of forward sale commitments used to economically hedge them. The changes in fair value are reported as a component of mortgage banking revenues in the Unaudited Consolidated Statements of Income.

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at June 30, 2018 and December 31, 2017.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at June 30, 2018 and December 31, 2017.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Derivatives
Interest rate cap, swap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$164,536	$—	$164,536	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	585,684	—	585,684	—
Obligations of states and political subdivisions	937	—	937	—
Individual name issuer trust preferred debt securities	12,500	—	12,500	—
Corporate bonds	13,036	—	13,036	—
Mortgage loans held for sale	35,207	—	35,207	—
Derivative assets	17,136	—	17,136	—
Total assets at fair value on a recurring basis	$829,036	$—	$829,036	$—
Liabilities:
Derivative liabilities	$14,933	$—	$14,933	$—
Contingent consideration liability	187	—	—	187
Total liabilities at fair value on a recurring basis	$15,120	$—	$14,933	$187

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$157,604	$—	$157,604	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	590,882	—	590,882	—
Obligations of states and political subdivisions	2,359	—	2,359	—
Individual name issuer trust preferred debt securities	16,984	—	16,984	—
Corporate bonds	13,125	—	13,125	—
Mortgage loans held for sale	26,943	—	26,943	—
Derivative assets	2,759	—	2,759	—
Total assets at fair value on a recurring basis	$810,656	$—	$810,656	$—
Liabilities:
Derivative liabilities	$3,047	$—	$3,047	$—
Contingent consideration liability	1,404	—	—	1,404
Total liabilities at fair value on a recurring basis	$4,451	$—	$3,047	$1,404

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date. There were no transfers in and/or out of Level 1, 2 or 3 during the six months ended June 30, 2018 and 2017.

The contingent consideration liability is a Level 3 liability remeasured at fair value on a recurring basis. The following table presents the change in the contingent consideration liability, which is included in other liabilities in the Unaudited Consolidated Balance Sheets.

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2018	2017	2018	2017
Balance at beginning of period	$187	$1,737	$1,404	$2,047
Change in fair value	—	—	—	(310)
Payments	—	—	(1,217)	—
Balance at end of period	$187	$1,737	$187	$1,737

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at June 30, 2018, which were written down to fair value during the six months ended June 30, 2018:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$974	$—	$—	$974
Property acquired through foreclosure or repossession	3,074	—	—	3,074
Total assets at fair value on a nonrecurring basis	$4,048	$—	$—	$4,048

The allowance for loan losses on collateral dependent impaired loans amounted to $92 thousand at June 30, 2018.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
June 30, 2018
Collateral dependent impaired loans	$974	Appraisals of collateral	Discount for costs to sell	0% - 15% (11%)

Property acquired through foreclosure or repossession	$3,074	Appraisals of collateral	Discount for costs to sell	13%
			Appraisal adjustments (1)	12%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2017
Collateral dependent impaired loans	$1,425	Appraisals of collateral	Discount for costs to sell	0% - 15% (15%)

Property acquired through foreclosure or repossession	$131	Appraisals of collateral	Discount for costs to sell	10%
			Appraisal adjustments (1)	12% - 17% (15%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
June 30, 2018	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$11,412	$11,364	$—	$11,364	$—
Loans, net of allowance for loan losses	3,464,056	3,451,252	—	—	3,451,252

Financial Liabilities:
Time deposits	$1,144,473	$1,152,752	$—	$1,152,752	$—
FHLB advances	901,053	900,691	—	900,691	—
Junior subordinated debentures	22,681	19,584	—	19,584	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2017	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$12,541	$12,721	$—	$12,721	$—
Loans, net of allowance for loan losses	3,347,583	3,369,932	—	—	3,369,932

Financial Liabilities:
Time deposits	$1,015,095	$1,018,396	$—	$1,018,396	$—
FHLB advances	791,356	792,887	—	792,887	—
Junior subordinated debentures	22,681	18,559	—	18,559	—

(12) Revenue from Contracts with Customers
Overview
Revenue from contracts with customers in the scope of Accounting Standards Codification (“ASC”) Topic 606 is measured based on the consideration specified in the contract with a customer. The Corporation recognizes revenue from contracts with customers when it satisfies its performance obligations.

The Corporation’s performance obligations are generally satisfied as services are rendered and can either be satisfied at a point in time or over time. Unsatisfied performance obligations at the report date are not material to our unaudited consolidated financial statements.

In certain cases, other parties are involved with providing services to our customers. If the Corporation is a principal in the transaction (providing services itself or through a third party on its behalf), revenues are reported based on the gross consideration received from the customer and any related expenses are reported gross in noninterest expense. If the Corporation is an agent in the transaction (referring customers to another party to provide services), the Corporation reports its net fee or commission retained as revenue.

Accounting Policy Updates
The Corporation adopted Topic 606 “Revenue from Contracts with Customers” effective January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. As a result, the Corporation has modified its accounting policy for revenue recognition as detailed in this footnote.

As discussed in Note 2, the Corporation applied Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to our unaudited consolidated financial statements at or for the six months ended June 30, 2018, as a result of adopting Topic 606.

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

For the three month ended June 30,	2018		2017
(Dollars in thousands)	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606
Net interest income	$33,111	$—	$29,904	$—
Noninterest income:
Asset-based wealth management revenues	9,136	9,136	9,401	9,401
Transaction-based wealth management revenues	466	466	541	541
Total wealth management revenues	9,602	9,602	9,942	9,942
Mortgage banking revenues	2,941	—	2,919	—
Service charges on deposit accounts	903	903	901	901
Card interchange fees	961	961	902	902
Income from bank-owned life insurance	537	—	542	—
Loan related derivative income	668	—	1,144	—
Other income	381	366	456	442
Total noninterest income	15,993	11,832	16,806	12,187
Total revenues	$49,104	$11,832	$46,710	$12,187

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

For the six months ended June 30,	2018		2017
(Dollars in thousands)	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606
Net interest income	$64,963	$—	$58,583	$—
Noninterest income:
Asset-based wealth management revenues	19,091	19,091	18,648	18,648
Transaction-based wealth management revenues	784	784	771	771
Total wealth management revenues	19,875	19,875	19,419	19,419
Mortgage banking revenues	5,779	—	5,259	—
Service charges on deposit accounts	1,766	1,766	1,784	1,784
Card interchange fees	1,808	1,808	1,704	1,704
Income from bank-owned life insurance	1,052	—	1,078	—
Loan related derivative income	809	—	1,292	—
Other income	647	632	780	739
Total noninterest income	31,736	24,081	31,316	23,646
Total revenues	$96,699	$24,081	$89,899	$23,646

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2018	2017	2018	2017
Revenue recognized at a point in time:
Card interchange fees	$961	$902	$1,808	$1,704
Service charges on deposit accounts	703	707	1,375	1,399
Other income	248	367	474	589
Revenue recognized over time:
Wealth management revenues	9,602	9,942	19,875	19,419
Service charges on deposit accounts	200	194	391	385
Other income	118	75	158	150
Total revenues from contracts in scope of Topic 606	$11,832	$12,187	$24,081	$23,646

Receivables primarily consist of amounts due from customers for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.0 million at June 30, 2018, compared to $5.7 million at December 31, 2017 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under Topic 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both June 30, 2018 and December 31, 2017 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

Contract cost assets (capitalized commission and incentive costs, net of amortization) at June 30, 2018 were insignificant and were included in other assets in the Unaudited Consolidated Balance Sheets.

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

The non-qualified retirement plans provide for the designation of assets in rabbi trusts. Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $12.8 million and $13.3 million are included in the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively.

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Six Months		Three Months		Six Months
Periods ended June 30,	2018	2017	2018	2017	2018	2017	2018	2017
Net Periodic Benefit Cost:
Service cost (1)	$561	$537	$1,122	$1,074	$27	$33	$54	$65
Interest cost (2)	678	667	1,357	1,336	118	107	237	214
Expected return on plan assets (2)	(1,318)	(1,235)	(2,636)	(2,471)	—	—	—	—
Amortization of prior service (credit) cost (2)	(5)	(5)	(11)	(11)	—	—	—	—
Recognized net actuarial loss (2)	374	278	748	557	103	128	205	193
Net periodic benefit cost	$290	$242	$580	$485	$248	$268	$496	$472

(1)	Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

(2)	Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the six months ended June 30,	2018	2017	2018	2017
Measurement date	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
Equivalent single discount rate for benefit obligations	3.69%	4.18%	3.58%	3.96%
Equivalent single discount rate for service cost	3.76	4.29	3.79	4.25
Equivalent single discount rate for interest cost	3.42	3.73	3.22	3.36
Expected long-term return on plan assets	6.75	6.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(14) Share-Based Compensation Arrangements
During the six months ended June 30, 2018, the Corporation granted equity awards, which included performance share awards and nonvested share unit awards.

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

The Corporation granted to non-employee directors and a certain non-executive officer 6,830 nonvested share units, with 3- to 5-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $56.65.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$26,644	$24,633	($77)	($40)	$6,544	$5,311	$33,111	$29,904
Provision for loan losses	400	700	—	—	—	—	400	700
Net interest income (expense) after provision for loan losses	26,244	23,933	(77)	(40)	6,544	5,311	32,711	29,204
Noninterest income	5,837	6,347	9,602	9,942	554	517	15,993	16,806
Noninterest expenses:
Depreciation and amortization expense	637	651	370	414	43	50	1,050	1,115
Other noninterest expenses	15,509	15,323	6,593	6,848	3,136	3,020	25,238	25,191
Total noninterest expenses	16,146	15,974	6,963	7,262	3,179	3,070	26,288	26,306
Income before income taxes	15,935	14,306	2,562	2,640	3,919	2,758	22,416	19,704
Income tax expense	3,387	4,650	655	1,102	700	753	4,742	6,505
Net income	$12,548	$9,656	$1,907	$1,538	$3,219	$2,005	$17,674	$13,199

Total assets at period end	$3,647,649	$3,346,184	$68,009	$66,286	$1,021,584	$963,059	$4,737,242	$4,375,529
Expenditures for long-lived assets	801	377	11	41	52	96	864	514

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$52,620	$48,190	($135)	($72)	$12,478	$10,465	$64,963	$58,583
Provision for loan losses	400	1,100	—	—	—	—	400	1,100
Net interest income (expense) after provision for loan losses	52,220	47,090	(135)	(72)	12,478	10,465	64,563	57,483
Noninterest income	10,773	10,789	19,875	19,419	1,088	1,108	31,736	31,316
Noninterest expenses:
Depreciation and amortization expense	1,274	1,314	766	877	85	102	2,125	2,293
Other noninterest expenses (1)	30,975	29,930	13,792	13,296	6,526	6,073	51,293	49,299
Total noninterest expenses	32,249	31,244	14,558	14,173	6,611	6,175	53,418	51,592
Income before income taxes	30,744	26,635	5,182	5,174	6,955	5,398	42,881	37,207
Income tax expense	6,490	8,679	1,298	2,080	1,208	1,467	8,996	12,226
Net income	$24,254	$17,956	$3,884	$3,094	$5,747	$3,931	$33,885	$24,981

Total assets at period end	$3,647,649	$3,346,184	$68,009	$66,286	$1,021,584	$963,059	$4,737,242	$4,375,529
Expenditures for long-lived assets	1,252	750	313	343	110	154	1,675	1,247

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(16) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended June 30,	2018			2017
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($4,068)	($956)	($3,112)	$2,902	$1,074	$1,828
Net gains on securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of securities available for sale	(4,068)	(956)	(3,112)	2,902	1,074	1,828
Cash flow hedges:
Change in fair value of cash flow hedges	455	107	348	(853)	(292)	(561)
Net cash flow hedge losses reclassified into earnings (1)	21	4	17	180	67	113
Net change in fair value of cash flow hedges	476	111	365	(673)	(225)	(448)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	—	—	—	(407)	(150)	(257)
Amortization of net actuarial losses (2)	477	113	364	406	149	257
Amortization of net prior service credits (2)	(5)	(1)	(4)	(5)	(1)	(4)
Net change in defined benefit plan obligations	472	112	360	(6)	(2)	(4)
Total other comprehensive (loss) income	($3,120)	($733)	($2,387)	$2,223	$847	$1,376

(1)
The pre-tax amounts are included in interest expense on Federal Home Loan Bank advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(2)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Six months ended June 30,	2018			2017
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($17,681)	($4,155)	($13,526)	$3,538	$1,309	$2,229
Net gains on securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of securities available for sale	(17,681)	(4,155)	(13,526)	3,538	1,309	2,229
Cash flow hedges:
Change in fair value of cash flow hedges	1,258	198	1,060	(827)	(278)	(549)
Net cash flow hedge losses reclassified into earnings (1)	252	58	194	316	117	199
Net change in fair value of cash flow hedges	1,510	256	1,254	(511)	(161)	(350)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	—	—	—	(407)	(150)	(257)
Amortization of net actuarial losses (2)	953	225	728	750	276	474
Amortization of net prior service credits (2)	(11)	(3)	(8)	(11)	(3)	(8)
Net change in defined benefit plan obligations	942	222	720	332	123	209
Total other comprehensive income (loss)	($15,229)	($3,677)	($11,552)	$3,359	$1,271	$2,088

(1)
The pre-tax amounts are included in interest expense on Federal Home Loan Bank advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(2)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2017	($7,534)	($428)	($15,548)	($23,510)
Other comprehensive (loss) income before reclassifications	(13,526)	1,060	—	(12,466)
Amounts reclassified from accumulated other comprehensive income	—	194	720	914
Net other comprehensive (loss) income	(13,526)	1,254	720	(11,552)
Balance at June 30, 2018	($21,060)	$826	($14,828)	($35,062)

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)
Other comprehensive income (loss) before reclassifications	2,229	(549)	—	1,680
Amounts reclassified from accumulated other comprehensive income	—	199	209	408
Net other comprehensive income (loss)	2,229	(350)	209	2,088
Balance at June 30, 2017	($4,596)	($650)	($12,423)	($17,669)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(17) Earnings Per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2018	2017	2018	2017
Earnings per common share - basic:
Net income	$17,674	$13,199	$33,885	$24,981
Less dividends and undistributed earnings allocated to participating securities	(38)	(29)	(76)	(56)
Net income applicable to common shareholders	$17,636	$13,170	$33,809	$24,925
Weighted average common shares	17,272	17,206	17,253	17,196
Earnings per common share - basic	$1.02	$0.77	$1.96	$1.45
Earnings per common share - diluted:
Net income	$17,674	$13,199	$33,885	$24,981
Less dividends and undistributed earnings allocated to participating securities	(38)	(29)	(76)	(56)
Net income applicable to common shareholders	$17,636	$13,170	$33,809	$24,925
Weighted average common shares	17,272	17,206	17,253	17,196
Dilutive effect of common stock equivalents	115	110	131	116
Weighted average diluted common shares	17,387	17,316	17,384	17,312
Earnings per common share - diluted	$1.01	$0.76	$1.94	$1.44

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 43,871 and 3,475, respectively, for the three months ended June 30, 2018 and 2017. Anti-dilutive weighted average common stock equivalents for the six months ended June 30, 2018 totaled 48,956. There were no anti-dilutive weighted average common stock equivalents outstanding for the six months ended June 30, 2017.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Jun 30, 2018	Dec 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$526,999	$537,310
Home equity lines	262,825	254,855
Other loans	43,774	48,819
Standby letters of credit	8,056	6,666
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	99,535	45,139
Forward sale commitments	54,266	71,539
Loan related derivative contracts:
Interest rate swaps with customers	567,013	545,049
Mirror swaps with counterparties	567,013	545,049
Risk participation-in agreements	33,967	34,052
Foreign exchange contracts	2,924	3,005
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $8.1 million and $6.7 million, as of June 30, 2018 and December 31, 2017, respectfully. At June 30, 2018 and December 31, 2017, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and six months ended June 30, 2018 and 2017.

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

Leases
At June 30, 2018, the Corporation was committed to rent premises used in business operations under non-cancelable operating leases. Rental expense under the operating leases amounted to $1.1 million and $2.1 million, respectively, for the three and six months ended June 30, 2018, compared to $1.0 million and $2.1 million, respectively, for the same periods in 2017. The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
July 1, 2018 to December 31, 2018	$1,755
2019	3,557
2020	2,806
2021	2,463
2022	2,082
2023 and thereafter	24,610
Total minimum lease payments	$37,273

Lease expiration dates range from 3 months to 23 years, with additional renewal options on certain leases ranging from 1 to 5 years.

Management's Discussion and Analysis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the full-year ended December 31, 2018 or any future period. Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value or outflows of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, default and charge-off rates; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; operational risks such as cyberattacks; natural disasters; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Management's Discussion and Analysis

Our financial results are affected by interest rate fluctuations, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  Adverse changes in economic growth, consumer confidence, credit availability and corporate earnings could negatively impact our financial results.

We continue to leverage our strong statewide brand to build market share and remain steadfast in our commitment to provide superior service.

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
For the periods ended June 30,	2018	2017	$	%	2018	2017	$	%
Net interest income	$33,111	$29,904	$3,207	11%	$64,963	$58,583	$6,380	11%
Noninterest income	15,993	16,806	(813)	(5)	31,736	31,316	420	1
Total revenues	49,104	46,710	2,394	5	96,699	89,899	6,800	8
Provision for loan losses	400	700	(300)	(43)	400	1,100	(700)	(64)
Noninterest expense	26,288	26,306	(18)	—	53,418	51,592	1,826	4
Income before income taxes	22,416	19,704	2,712	14	42,881	37,207	5,674	15
Income tax expense	4,742	6,505	(1,763)	(27)	8,996	12,226	(3,230)	(26)
Net income	$17,674	$13,199	$4,475	34%	$33,885	$24,981	$8,904	36%

The following table presents a summary of performance metrics and ratios:

	Three Months		Six Months
For the periods ended June 30,	2018	2017	2018	2017
Diluted earnings per common share	$1.01	$0.76	$1.94	$1.44
Return on average assets (net income divided by average assets)	1.53%	1.22%	1.49%	1.16%
Return on average equity (net income available for common shareholders divided by average equity)	16.99%	13.07%	16.48%	12.54%
Net interest income as a % of total revenues	67%	64%	67%	65%
Noninterest income as a % of total revenues	33%	36%	33%	35%

Net income totaled $17.7 million and $33.9 million, respectively, for the three and six months ended June 30, 2018, compared to $13.2 million and $25.0 million, respectively, for the same periods in 2017. Income before income taxes for the three and six months ended June 30, 2018 increased by $2.7 million and $5.7 million, respectively, compared to the same periods a year ago, largely due to growth in net interest income. Despite a higher level of income before income taxes, income tax expense for the three and six months ended June 30, 2018 decreased by $1.8 million and $3.2 million, respectively, compared to the same periods in 2017, due to the December 2017 enactment of the Tax Cuts and Jobs Act (“the Tax Act”), which included the reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

Management's Discussion and Analysis

Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis
The following tables present average balance and interest rate information.  Tax-exempt income is converted to a fully taxable equivalent basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. Unrealized gains (losses) on available for sale securities and fair value adjustments on mortgage loans held for sale are excluded from the average balance and yield calculations. Nonaccrual loans, as well as interest recognized on these loans, are included in amounts presented for loans.

Three months ended June 30,	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$56,142	$257	1.84%	$60,428	$156	1.04%
Mortgage loans held for sale	30,203	313	4.16	21,977	223	4.07
Taxable debt securities	821,772	5,358	2.62	773,280	4,844	2.51
Nontaxable debt securities	1,956	26	5.33	7,076	109	6.18
Total securities	823,728	5,384	2.62	780,356	4,953	2.55
FHLB stock	43,331	550	5.09	44,362	439	3.97
Commercial real estate	1,225,926	13,463	4.40	1,162,002	11,032	3.81
Commercial & industrial	622,141	7,569	4.88	576,312	6,607	4.60
Total commercial	1,848,067	21,032	4.56	1,738,314	17,639	4.07
Residential real estate	1,275,171	12,426	3.91	1,140,918	10,865	3.82
Home equity	284,188	3,278	4.63	296,971	3,047	4.12
Other	29,696	360	4.86	35,082	417	4.77
Total consumer	313,884	3,638	4.65	332,053	3,464	4.18
Total loans	3,437,122	37,096	4.33	3,211,285	31,968	3.99
Total interest-earning assets	4,390,526	43,600	3.98	4,118,408	37,739	3.68
Noninterest-earning assets	238,290			236,056
Total assets	$4,628,816			$4,354,464
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$86,204	$101	0.47%	$54,675	($8)	(0.06)%
NOW accounts	460,712	57	0.05	437,282	57	0.05
Money market accounts	664,127	960	0.58	711,711	640	0.36
Savings accounts	375,690	57	0.06	361,545	52	0.06
Time deposits (in-market)	662,969	2,265	1.37	559,442	1,460	1.05
Wholesale brokered time deposits	430,118	1,814	1.69	392,734	1,390	1.42
Total interest-bearing deposits	2,679,820	5,254	0.79	2,517,389	3,591	0.57
FHLB advances	874,746	4,707	2.16	817,349	3,509	1.72
Junior subordinated debentures	22,681	214	3.78	22,681	149	2.63
Other	—	—	—	13	—	—
Total interest-bearing liabilities	3,577,247	10,175	1.14	3,357,432	7,249	0.87
Noninterest-bearing demand deposits	574,258			543,781
Other liabilities	60,878			49,013
Shareholders’ equity	416,433			404,238
Total liabilities and shareholders’ equity	$4,628,816			$4,354,464
Net interest income (FTE)		$33,425			$30,490
Interest rate spread			2.84%			2.81%
Net interest margin			3.05%			2.97%

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2018	2017
Commercial loans	$308	$549
Nontaxable debt securities	6	37
Total	$314	$586

Six months ended June 30,	2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$54,649	$462	1.70%	$58,323	$260	0.90%
Mortgage loans held for sale	27,329	539	3.98	23,194	445	3.87
Taxable debt securities	813,193	10,476	2.60	764,666	9,553	2.52
Nontaxable debt securities	2,154	55	5.15	9,286	282	6.12
Total debt securities	815,347	10,531	2.60	773,952	9,835	2.56
FHLB stock	42,116	1,066	5.10	43,994	826	3.79
Commercial real estate	1,222,136	25,809	4.26	1,184,294	21,588	3.68
Commercial & industrial	615,698	14,392	4.71	575,162	12,765	4.48
Total commercial	1,837,834	40,201	4.41	1,759,456	34,353	3.94
Residential real estate	1,251,904	24,355	3.92	1,134,516	21,511	3.82
Home equity	285,684	6,439	4.55	297,481	5,924	4.02
Other	30,188	729	4.87	36,064	863	4.83
Total consumer	315,872	7,168	4.58	333,545	6,787	4.10
Total loans	3,405,610	71,724	4.25	3,227,517	62,651	3.91
Total interest-earning assets	4,345,051	84,322	3.91	4,126,980	74,017	3.62
Noninterest-earning assets	234,485			232,957
Total assets	$4,579,536			$4,359,937
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$83,368	$129	0.31%	$55,722	$7	0.03%
NOW accounts	455,036	111	0.05	428,998	108	0.05
Money market accounts	691,245	1,840	0.54	732,988	1,239	0.34
Savings accounts	371,873	114	0.06	359,730	102	0.06
Time deposits (in-market)	640,548	4,085	1.29	557,161	2,878	1.04
Wholesale brokered time deposits	419,738	3,397	1.63	394,992	2,759	1.41
Total interest-bearing deposits	2,661,808	9,676	0.73	2,529,591	7,093	0.57
FHLB advances	843,033	8,690	2.08	824,442	6,853	1.68
Junior subordinated debentures	22,681	397	3.53	22,681	287	2.55
Other	—	—	—	20	1	10.08
Total interest-bearing liabilities	3,527,522	18,763	1.07	3,376,734	14,234	0.85
Noninterest-bearing demand deposits	579,379			535,544
Other liabilities	58,926			46,962
Shareholders’ equity	413,709			400,697
Total liabilities and shareholders’ equity	$4,579,536			$4,359,937
Net interest income (FTE)		$65,559			$59,783
Interest rate spread			2.84%			2.77%
Net interest margin			3.04%			2.92%

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2018	2017
Commercial loans	$584	$1,102
Nontaxable debt securities	12	98
Total	$596	$1,200

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three and six months ended June 30, 2018 totaled $33.1 million and $65.0 million, respectively, compared to $29.9 million and $58.6 million, respectively, for the same periods in 2017. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Included in interest income are loan prepayment fees and certain other fees, such as late charges.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans is impacted by the level of loan prepayment and other fee income recognized in each period. For the three and six months ended June 30, 2018, loan prepayment and other fee income amounted to $570 thousand and $699 thousand, respectively, compared to $628 thousand and $835 thousand, respectively, for the same periods in 2017.

FTE net interest income for the three and six months ended June 30, 2018 amounted to $33.4 million and $65.6 million, respectively, up by $2.9 million and $5.8 million, respectively, from the same periods in 2017. The net interest margin was 3.05% and 3.04%, respectively, for the three and six months ended June 30, 2018, compared to 2.97% and 2.92%, respectively, for the same periods a year ago. Excluding the impact of loan prepayment and other fee income from each period, net interest income for the three and six months ended June 30, 2018 increased by $3.0 million and $5.9 million, respectively, from the same periods in 2017. Excluding the impact of loan prepayment and other fee income from each period, the net interest margin was 3.00% and 3.01%, respectively, for the three and six months ended June 30, 2018, compared to 2.91% and 2.88%, respectively, for the same periods in 2017. While the net interest margin benefited from the rise in market interest rates on variable rate loans and growth in lower-cost in-market deposit balances, it was also impacted by a higher cost of funds.

In future periods, yields on loans and securities will be affected by the amount and composition of loan growth and additions to the securities portfolio, the runoff of existing portfolio balances and the level of market interest rates.

Total average loans for the three and six months ended June 30, 2018 increased by $225.8 million and $178.1 million, respectively, from the average balances for the comparable 2017 periods, reflecting increases in average residential real estate and commercial loan balances. The yield on total loans for the three and six months ended June 30, 2018 was 4.33% and 4.25%, respectively, compared to 3.99% and 3.91%, respectively, for the same periods in 2017. Excluding the impact of loan prepayment fee income and other fee income from each period, the yield on total loans for the three and six months ended June 30, 2018 was 4.26% and 4.21%, respectively, compared to 3.92% and 3.86%, respectively, for the same periods in 2017. Yields on LIBOR-based and prime-based loans reflected the increases in market rates of interest.

Total average securities for the three and six months ended June 30, 2018 increased by $43.4 million and $41.4 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on the securities portfolio for the three and six months ended June 30, 2018 was 2.62% and 2.60%, respectively, compared to 2.55% and 2.56%, respectively, for the same periods in 2017.

The average balance of FHLB advances for the three and six months ended June 30, 2018 increased by $57.4 million and $18.6 million, respectively, compared to the average balances for the same periods in 2017. The average rate paid on such advances for the three and six months ended June 30, 2018 was 2.16% and 2.08%, respectively, compared to 1.72% and 1.68%, respectively, for the same periods in 2017, due to higher rates on short-term advances.

Management's Discussion and Analysis

Total average interest-bearing deposits for the three and six months ended June 30, 2018 increased by $162.4 million and $132.2 million, respectively, from the average balances for the same periods in 2017. Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which increased by $37.4 million and $24.7 million, respectively, from the same periods in 2017. Excluding wholesale brokered time deposits, average in-market interest-bearing deposits for the three and six months ended June 30, 2018 increased by $125.0 million and $107.5 million, respectively, from the average balances for the same periods in 2017, due to growth in promotional time deposits. The average rate paid on in-market interest-bearing deposits for the three and six months ended June 30, 2018 increased by 19 basis points and 15 basis points, respectively, compared to the same periods in 2017, which was largely attributable to increases in the rates paid on time deposits and money market accounts.

The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2018 increased by $30.5 million and $43.8 million, respectively, from the average balances for the same periods in 2017.

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended June 30, 2018 vs. 2017			Six Months Ended June 30, 2018 vs. 2017
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	($12)	$113	$101	($17)	$219	$202
Mortgage loans held for sale	85	5	90	81	13	94
Taxable debt securities	303	211	514	615	308	923
Nontaxable debt securities	(70)	(13)	(83)	(188)	(39)	(227)
Total securities	233	198	431	427	269	696
FHLB stock	(10)	121	111	(36)	276	240
Commercial real estate	637	1,794	2,431	712	3,509	4,221
Commercial & industrial	544	418	962	941	686	1,627
Total commercial	1,181	2,212	3,393	1,653	4,195	5,848
Residential real estate	1,301	260	1,561	2,270	574	2,844
Home equity	(135)	366	231	(242)	757	515
Other	(65)	8	(57)	(141)	7	(134)
Total consumer	(200)	374	174	(383)	764	381
Total loans	2,282	2,846	5,128	3,540	5,533	9,073
Total interest income	2,578	3,283	5,861	3,995	6,310	10,305
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	(2)	111	109	6	116	122
NOW accounts	—	—	—	3	—	3
Money market accounts	(45)	365	320	(75)	676	601
Savings accounts	5	—	5	12	—	12
Time deposits (in-market)	304	501	805	463	744	1,207
Wholesale brokered time deposits	141	283	424	183	455	638
Total interest-bearing deposits	403	1,260	1,663	592	1,991	2,583
FHLB advances	258	940	1,198	159	1,678	1,837
Junior subordinated debentures	—	65	65	—	110	110
Other	—	—	—	(1)	—	(1)
Total interest expense	661	2,265	2,926	750	3,779	4,529
Net interest income (FTE)	$1,917	$1,018	$2,935	$3,245	$2,531	$5,776

Management's Discussion and Analysis

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2018	2017	$	%	2018	2017	$	%
Noninterest income:
Wealth management revenues	$9,602	$9,942	($340)	(3%)	$19,875	$19,419	$456	2%
Mortgage banking revenues	2,941	2,919	22	1	5,779	5,259	520	10
Service charges on deposit accounts	903	901	2	—	1,766	1,784	(18)	(1)
Card interchange fees	961	902	59	7	1,808	1,704	104	6
Income from bank-owned life insurance	537	542	(5)	(1)	1,052	1,078	(26)	(2)
Loan related derivative income	668	1,144	(476)	(42)	809	1,292	(483)	(37)
Other income	381	456	(75)	(16)	647	780	(133)	(17)
Total noninterest income	$15,993	$16,806	($813)	(5)%	$31,736	$31,316	$420	1%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2018	2017	$	%	2018	2017	$	%
Wealth management revenues:
Trust and investment management fees	$9,136	$8,781	$355	4%	$19,091	$17,299	$1,792	10%
Mutual fund fees	—	620	(620)	(100)	—	1,349	(1,349)	(100)
Asset-based revenues	9,136	9,401	(265)	(3)	19,091	18,648	443	2
Transaction-based revenues	466	541	(75)	(14)	784	771	13	2
Total wealth management revenues	$9,602	$9,942	($340)	(3)%	$19,875	$19,419	$456	2%

Wealth management revenues for the three and six months ended June 30, 2018 decreased by $340 thousand and increased by$456 thousand, respectively, from the comparable periods in 2017, reflecting a higher level of trust and investment management fees and a decline in mutual fund fees.

Trust and investment management fee income benefited from financial market appreciation, as the average balance of assets under administration for the six months ended June 30, 2018 amounted to $6.5 billion, up by 4% from the comparable 2017 period. Trust and investment management fee income was also positively impacted by a fee increase on a portion of our wealth management business that went effective at the beginning of 2018. However, this revenue source was adversely impacted by net client asset outflows of $595.9 million in the first six months of 2018. Approximately 85% of these outflows were associated with the loss of certain client-facing personnel in the latter portion of the first quarter of 2018.

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

Management's Discussion and Analysis

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

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2018	2017	2018	2017
Wealth management assets under administration:
Balance at the beginning of period	$6,343,720	$6,243,301	$6,714,637	$6,063,293
Net investment (depreciation) appreciation & income	133,450	162,924	101,426	383,347
Net client asset flows	(257,015)	(2,724)	(595,908)	(43,139)
Balance at the end of period	$6,220,155	$6,403,501	$6,220,155	$6,403,501

Assets under administration stood at $6.2 billion at June 30, 2018, down by $183 million, or 3%, from a year ago, and down by $494 million, or 7%, from December 31, 2017. The decline in the end of period balance of wealth management assets from December 31, 2017 was largely due to net client asset outflows as further described above.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2018	2017	$	%	2018	2017	$	%
Mortgage banking revenues:
Gains and commissions on loan sales (1)	$2,786	$2,784	$2	—%	$5,465	$5,052	$413	8%
Loan servicing fee income, net (2)	155	135	20	15	314	207	107	52
Total mortgage banking revenues	$2,941	$2,919	$22	1%	$5,779	$5,259	$520	10%

Loans sold to the secondary market	$105,421	$137,444	($32,023)	(23)%	$202,261	$244,356	($42,095)	(17)%

(1)
Includes gains on loan sales and commissions on loans originated for others, servicing right gains, fair value adjustments on loans held for sale and fair value adjustments and gains on forward loan commitments.

(2)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.

For the three and six months ended June 30, 2018, mortgage banking revenues were up by $22 thousand and $520 thousand, respectively, from the same periods in 2017. While the volume of loans sold in 2018 declined compared to 2017, mortgage banking revenues benefited from an increase in fair value adjustments on mortgage loan commitments and loans held for sale and a higher sales yield on loans sold to the secondary market. The increase in fair value adjustments and sales yield was associated with the commencement of a portfolio-based economic hedging program that commenced at the beginning of 2018. Prior to 2018, Washington Trust economically hedged mortgage loan commitments only on a loan by loan basis.

Loan related derivative income for the three and six months ended June 30, 2018 decreased by $476 thousand and $483 thousand, respectively, from the comparable periods in 2017, largely due to relatively less volume, reflecting a lower level of commercial loan borrower demand for interest rate swap transactions.

Provision and Allowance for Loan Losses
The provision for loan losses is based on management’s periodic assessment of the adequacy of the allowance for loan losses which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics;

Management's Discussion and Analysis

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

Loan loss provisions charged to earnings totaled $400 thousand for both the three and six months ended ended June 30, 2018, compared to $700 thousand and $1.1 million, respectively, for the three and six months ended June 30, 2017. These provisions were based on management’s assessment of asset quality and credit quality metrics, as well as changes in the loan portfolio and loss exposure allocations.

For the three and six months ended June 30, 2018, net charge-offs totaled $90 thousand and $714 thousand, respectively, compared to net charge-offs of $484 thousand and $442 thousand, respectively, for the three and six months ended June 30, 2017.

The allowance for loan losses was $26.2 million, or 0.75% of total loans, at June 30, 2018, compared to $26.5 million, or 0.79% of total loans, at December 31, 2017. See additional discussion under the caption “Asset Quality” for further information on the allowance for loan losses.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2018	2017	$	%	2018	2017	$	%
Noninterest expenses:
Salaries and employee benefits	$17,304	$17,418	($114)	(1)%	$35,076	$34,335	$741	2%
Outsourced services	2,350	1,710	640	37	4,223	3,167	1,056	33
Net occupancy	1,930	1,767	163	9	3,932	3,734	198	5
Equipment	1,069	1,313	(244)	(19)	2,249	2,780	(531)	(19)
Legal, audit and professional fees	555	582	(27)	(5)	1,281	1,198	83	7
FDIC deposit insurance costs	422	469	(47)	(10)	826	950	(124)	(13)
Advertising and promotion	329	362	(33)	(9)	506	599	(93)	(16)
Amortization of intangibles	247	257	(10)	(4)	495	534	(39)	(7)
Change in fair value of contingent consideration	—	—	—	—	—	(310)	310	100
Other	2,082	2,428	(346)	(14)	4,830	4,605	225	5
Total noninterest expense	$26,288	$26,306	($18)	—%	$53,418	$51,592	$1,826	4%

Noninterest Expense Analysis
Salaries and employee benefits expense for the three and six months ended June 30, 2018 decreased by $114 thousand and increased by $741 thousand, respectively, compared to the same periods in 2017. The year-to-date increase reflected annual merit increases and special employee compensation enhancements made in 2018. As previously announced, the reduction of the federal corporate income tax rate by the Tax Act provided Washington Trust with the opportunity to further recognize and invest in our employees with special compensation enhancements. In the first quarter of 2018, one-time cash incentive bonuses of approximately $450 thousand were expensed and paid to employees below a certain compensation threshold. In addition in the first quarter of 2018, we implemented a $1.00 per hour salary increase for employees below a certain compensation level.

Outsourced services for the three and six months ended June 30, 2018 increased by $640 thousand and $1.1 million, respectively, compared to the same periods in 2017. Equipment expense for the three and six months ended June 30, 2018 decreased by $244 thousand and $531 thousand, respectively, from the same periods a year ago. Both the increase in outsourced services and the decline in equipment expense reflects the expansion of services, including software application processing and operational services, provided by third party vendors.

During the six months ended June 30, 2017, the Corporation recorded a net reduction to noninterest expenses of $310 thousand reflecting the change in fair value of a contingent consideration liability. As part of the consideration to acquire Halsey Associates,

Management's Discussion and Analysis

Inc. (“Halsey”), a contingent consideration liability was initially recorded at fair value in August 2015 representing the estimated present value of future earn-outs to be paid based on the future revenue growth of Halsey during the 5-year period following the acquisition. One of the two earn-out periods associated with this contingent consideration liability ended December 31, 2017.

Other expenses for the three and six months ended June 30, 2018 decreased by $346 thousand and increased by $225 thousand, respectively, from the same periods in 2017. The year-over-year comparisons of other expenses were impacted by the following:

•	In June 2017, a goodwill impairment charge of $150 thousand was recognized on WSC, a small broker-dealer subsidiary.

•
For the three and six months ended June 30, 2018, software system implementation costs of $114 thousand and $795 thousand, respectively, were recognized. This compares to $217 thousand of such costs for both the three and six months ended June 30, 2017. The 2018 amounts were primarily associated with our new wealth management and trust accounting system, which was completed in April 2018. The 2017 amounts were also associated with the new wealth management and trust accounting system, as well as the migration of our loan and deposit accounting system from an in-house environment to an externally hosted environment that was completed in October 2017.

Excluding the impact of the items mentioned above, other expenses for the three and six months ended June 30, 2018 decreased by $93 thousand and $203 thousand, respectively, from the same periods a year ago.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2018	2017	2018	2017
Income tax expense	$4,742	$6,505	$8,996	$12,226
Effective income tax rate	21.2%	33.0%	21.0%	32.9%

The decline in income tax expense and in the effective tax rates from the prior year was due to the December 2017 enactment of the Tax Act, which included the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018.

The effective income tax rates for the three and six months ended June 30, 2018 and 2017 differed from the federal rates of 21.0% in 2018 and 35.0% in 2017 primarily due to the benefits of tax-exempt loan and investment security income, income from BOLI, state income taxes, federal tax credits and the recognition of excess tax benefits associated with the settlement of share-based awards.

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

Management's Discussion and Analysis

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2018	2017	$	%	2018	2017	$	%
Net interest income	$26,644	$24,633	$2,011	8%	$52,620	$48,190	$4,430	9%
Provision for loan losses	400	700	(300)	(43)	400	1,100	(700)	(64)
Net interest income after provision for loan losses	26,244	23,933	2,311	10	52,220	47,090	5,130	11
Noninterest income	5,837	6,347	(510)	(8)	10,773	10,789	(16)	—
Noninterest expense	16,146	15,974	172	1	32,249	31,244	1,005	3
Income before income taxes	15,935	14,306	1,629	11	30,744	26,635	4,109	15
Income tax expense	3,387	4,650	(1,263)	(27)	6,490	8,679	(2,189)	(25)
Net income	$12,548	$9,656	$2,892	30%	$24,254	$17,956	$6,298	35%

Net interest income for this operating segment for the three and six months ended June 30, 2018, increased by $2.0 million and $4.4 million, respectively, from the same periods in 2017, largely reflecting growth in loans, which was partially offset by a shift in the mix of deposits to higher cost categories and increases in rates paid on time deposits and money market accounts.

Loan loss provisions charged to earnings totaled $400 thousand for both the three and six months ended ended June 30, 2018, compared to $700 thousand and $1.1 million, respectively, for the three and six months ended June 30, 2017. These provisions were based on management’s assessment of asset quality and credit quality metrics, as well as changes in the loan portfolio and loss exposure allocations.

Noninterest income derived from the Commercial Banking segment for the three and six months ended June 30, 2018 was down by $510 thousand and $16 thousand, respectively, from the comparable periods in 2017. The quarter-to-date decrease was largely due to a lower volume of loan related derivative transactions and related income in 2018. On a year-to-date basis, the decline in loan related derivative income was essentially offset by higher mortgage banking revenues.

Commercial Banking noninterest expenses for the three and six months ended June 30, 2018 were up by $172 thousand and $1.0 million, respectively, from the same periods in 2017. The year-to-date increase largely reflected increases in salaries and employee benefits costs and outsourced services, partially offset by declines in equipment expense and software system implementation costs.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2018	2017	$	%	2018	2017	$	%
Net interest expense	($77)	($40)	($37)	93%	($135)	($72)	($63)	88%
Noninterest income	9,602	9,942	(340)	(3)	19,875	19,419	456	2
Noninterest expense	6,963	7,262	(299)	(4)	14,558	14,173	385	3
Income before income taxes	2,562	2,640	(78)	(3)	5,182	5,174	8	—
Income tax expense	655	1,102	(447)	(41)	1,298	2,080	(782)	(38)
Net income	$1,907	$1,538	$369	24%	$3,884	$3,094	$790	26%

For the three and six months ended June 30, 2018, noninterest income derived from the Wealth Management Services segment decreased by $340 thousand and increased by $456 thousand, respectively, compared to the same periods in 2017. Both the

Management's Discussion and Analysis

quarter-to-date and year-to-date changes were concentrated in asset-based revenues. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

For the three and six months ended June 30, 2018, noninterest expenses for the Wealth Management Services segment decreased by $299 thousand and increased by $385 thousand, respectively, from the same periods in 2017. The noninterest expense comparison for this segment was impacted by the following items:

•	In the first quarter of 2017, a non-taxable fair value adjustment on a contingent consideration liability of $310 thousand was recognized, which decreased noninterest expenses.

•	In the second quarter of 2017, a non-taxable goodwill impairment charge of $150 thousand was recognized.

•
For the three and six months ended June 30, 2018, software system implementation costs of $90 thousand and $753 thousand, respectively, were recognized compared to $85 thousand for both the three and six months ended June 30, 2017.

Excluding the impact of the items mentioned above, total noninterest expenses for the Wealth Management Services segment for the three and six months ended June 30, 2018 decreased by $154 thousand and $443 thousand, respectively, from the same periods in 2017. The decreases reflected lower salaries and benefits costs and equipment expense, partially offset by higher outsourced services.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2018	2017	$	%	2018	2017	$	%
Net interest income	$6,544	$5,311	$1,233	23%	$12,478	$10,465	$2,013	19%
Noninterest income	554	517	37	7	1,088	1,108	(20)	(2)
Noninterest expense	3,179	3,070	109	4	6,611	6,175	436	7
Income before income taxes	3,919	2,758	1,161	42	6,955	5,398	1,557	29
Income tax expense	700	753	(53)	(7)	1,208	1,467	(259)	(18)
Net income	$3,219	$2,005	$1,214	61%	$5,747	$3,931	$1,816	46%

Net interest income for the Corporate unit for the three and six months ended June 30, 2018 was up by $1.2 million and $2.0 million, respectively, compared to the same periods in 2017, reflecting increased investment income due to growth in the investment securities portfolio and higher dividend income on FHLB stock, partially offset by increased FHLB borrowing costs.

Noninterest expenses for the Corporate unit for the three and six months ended June 30, 2018 were up by $109 thousand and $436 thousand, respectively, from the same periods in 2017, reflecting increased staffing.

Management's Discussion and Analysis

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	June 30, 2018	December 31, 2017	$	%
Cash and due from banks	$132,068	$79,853	$52,215	65%
Total securities	788,105	793,495	(5,390)	(1%)
Total loans	3,490,230	3,374,071	116,159	3
Allowance for loan losses	26,174	26,488	(314)	(1)
Total assets	4,737,242	4,529,850	207,392	5
Total deposits	3,321,611	3,242,707	78,904	2
FHLB advances	901,053	791,356	109,697	14
Total shareholders’ equity	421,571	413,284	8,287	2

Total assets stood at $4.7 billion at June 30, 2018, up by $207.4 million from the end of 2017, largely reflecting loan growth and an increase in the balance of cash and due from banks.

In the six months ended June 30, 2018, total deposits increased by $78.9 million and FHLB advances increased by $109.7 million.

Shareholders’ equity amounted to $421.6 million at June 30, 2018, up by $8.3 million from the balance at the end of 2017, reflecting net income of $33.9 million, offset by $15.0 million in dividends declared and a $11.6 million reduction in the accumulated comprehensive income component of shareholders’ equity largely due to a temporary decline in the fair value of available for sale securities. As of June 30, 2018, the Bancorp and the Bank were “well-capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2018 and December 31, 2017, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$164,536	21%	$157,604	20%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	585,684	75	590,882	76
Obligations of states and political subdivisions	937	—	2,359	—
Individual name issuer trust preferred debt securities	12,500	2	16,984	2
Corporate bonds	13,036	2	13,125	2
Total securities available for sale	$776,693	100%	$780,954	100%

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$11,412	100%	$12,541	100%
Total securities held to maturity	$11,412	100%	$12,541	100%

The securities portfolio stood at $788.1 million as of June 30, 2018, or 17% of total assets, compared to $793.5 million as of December 31, 2017, or 18% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Debt securities primarily consisting of obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, totaling $62.7 million with a weighted average yield of 3.21% were purchased during the six months ended June 30, 2018. These purchases were offset by routine principal pay-downs on mortgage-backed securities, calls of debt securities and a decline in the fair value of available for sale securities.

As of June 30, 2018 and December 31, 2017, the net unrealized loss position on securities available for sale and held to maturity amounted to $27.6 million and $9.7 million, respectively, and included gross unrealized losses of $29.2 million and $13.5 million, respectively.  As of June 30, 2018, the gross unrealized losses were concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and were primarily attributable to relative changes in interest rates since the time of purchase. Management evaluated the impairment status of these debt securities and does not consider these investments to be other-than-temporarily impaired at June 30, 2018. See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

As of June 30, 2018, Washington Trust owns trust preferred securities of four individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Management's Discussion and Analysis

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	June 30, 2018				Credit Ratings
					June 30, 2018		Form 10-Q Filing Date
Named Issuer (parent holding company)	(i)	Amortized Cost	Fair Value	Unrealized Losses	Moody’s	S&P	Moody’s	S&P
Wells Fargo & Company	2	5,174	4,903	(271)	A1/Baa1	BBB/BBB-	A1/Baa1	BBB/BBB-
SunTrust Banks, Inc.	1	4,181	3,927	(254)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,990	1,860	(130)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,954	1,810	(144)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Totals	5	$13,299	$12,500	($799)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between June 30, 2018 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

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

Management's Discussion and Analysis

Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,218,643	35%	$1,210,495	36%
Commercial & industrial (2)	632,029	18	612,334	18
Total commercial	1,850,672	53	1,822,829	54
Residential Real Estate:
Residential real estate (3)	1,327,418	38	1,227,248	36
Consumer:
Home equity	283,744	8	292,467	9
Other (4)	28,396	1	31,527	1
Total consumer	312,140	9	323,994	10
Total loans	$3,490,230	100%	$3,374,071	100%

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

Total loans amounted to $3.5 billion at June 30, 2018, up by $116.2 million from the end of 2017, reflecting increases of $100.2 million and $27.8 million, respectively, in the residential real estate and commercial loan portfolios, partially offset by a decrease of $11.9 million in the consumer loan portfolio.

Commercial Loans
The commercial loan portfolio represented 53% of total loans at June 30, 2018.

In making commercial loans, we may occasionally solicit the participation of other banks. Washington Trust also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $380.4 million and $364.0 million, respectively, at June 30, 2018 and December 31, 2017. Our participation in commercial loans originated by other banks also includes shared national credits. Effective January 1, 2018, shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
Commercial real estate loans totaled $1.2 billion at June 30, 2018, up by $8.1 million, or 1%, from the balance at December 31, 2017. Included in commercial real estate loans were construction and development loans of $175.7 million and $138.0 million,

Management's Discussion and Analysis

respectively, as of June 30, 2018 and December 31, 2017. In 2018, commercial real estate loan originations and advances were $132.3 million, which were partially offset by payoffs and transfers of completed commercial construction loans to the commercial and industrial portfolio.

Commercial real estate loans are secured by a variety of property types, with approximately 90% of the total at June 30, 2018 composed of multi-family dwellings, retail facilities, office buildings, lodging, commercial mixed use properties, industrial and warehouse, and healthcare facilities. The average loan balance outstanding in the portfolio was $2.5 million and the largest individual commercial real estate loan outstanding was $26.2 million as of June 30, 2018.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Rhode Island	$346,215	28%	$360,834	30%
Connecticut	488,429	40	461,230	38
Massachusetts	300,353	25	309,013	26
Subtotal	1,134,997	93	1,131,077	94
All other states	83,646	7	79,418	6
Total	$1,218,643	100%	$1,210,495	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $632.0 million at June 30, 2018, up by $19.7 million, or 3%, from the balance at December 31, 2017. In 2018, the increase included a transfer of $21.6 million of completed commercial construction loans into the commercial and industrial portfolio. New loan originations were essentially offset with payoffs in 2018.

Shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $88.1 million at June 30, 2018. Of this balance, $68.6 million was included in the pass-rated category of commercial loan credit quality and $19.5 million was included in the special mention category. All of these loans were current with respect to contractual payment terms at June 30, 2018.

The commercial and industrial loan portfolio includes loans to a variety of business types.  Approximately 90% of the total is composed of health care/social assistance, manufacturing, owner occupied and other real estate, educational services, professional, scientific and technical, retail trade, transportation and warehousing, entertainment and recreation, finance and insurance services, other services, public administration and construction businesses. The average loan balance outstanding in the portfolio was $573 thousand and the largest individual commercial and industrial loan outstanding was $19.9 million as of June 30, 2018.

Residential Real Estate Loans
The residential real estate loan portfolio represented 38% of total loans at June 30, 2018.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Management's Discussion and Analysis

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Six Months
Periods ended June 30,	2018		2017		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio	$128,479	51%	$94,794	40%	$196,319	48%	$152,701	38%
Originations for sale to the secondary market (1)	122,693	49	144,491	60	210,413	52	246,932	62
Total	$251,172	100%	$239,285	100%	$406,732	100%	$399,633	100%

(1)	Includes loans originated in a broker capacity.

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sales activity:

(Dollars in thousands)	Three Months				Six Months
Periods ended June 30,	2018		2017		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$24,367	23%	$29,199	21%	$57,942	29%	$51,766	21%
Loans sold with servicing rights released (1)	81,054	77	108,245	79	144,319	71	192,590	79
Total	$105,421	100%	$137,444	100%	$202,261	100%	$244,356	100%

(1)	Includes loans originated in a broker capacity.

Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.7 million and $3.6 million, respectively, as of June 30, 2018 and December 31, 2017. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $588.8 million and $568.3 million, respectively, as of June 30, 2018 and December 31, 2017.

Residential real estate loans held in portfolio amounted to $1.3 billion at June 30, 2018, up by $100.2 million, or 8%, from the balance at December 31, 2017. A higher percentage of residential real estate mortgage loans were originated for retention in portfolio during the three and six months ended June 30, 2018, compared to the same periods in 2017.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Rhode Island	$347,605	26%	$343,340	28%
Connecticut	145,949	11	140,843	12
Massachusetts	817,288	62	726,712	59
Subtotal	1,310,842	99	1,210,895	99
All other states	16,576	1	16,353	1
Total (1)	$1,327,418	100%	$1,227,248	100%

(1)	Includes residential real estate loans purchased from other financial institutions totaling $122.5 million and $129.5 million, respectively, as of June 30, 2018 and December 31, 2017.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft.

Management's Discussion and Analysis

The consumer loan portfolio totaled $312.1 million at June 30, 2018, down by $11.9 million, or 4%, from December 31, 2017, largely due to lower home equity line utilization. Home equity lines and home equity loans represented 91% of the total consumer portfolio at June 30, 2018. The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $19.3 million and $21.7 million, respectively, at June 30, 2018 and December 31, 2017.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Jun 30, 2018	Dec 31, 2017
Commercial:
Commercial real estate	$—	$4,954
Commercial & industrial	397	283
Total commercial	397	5,237
Residential Real Estate:
Residential real estate	10,206	9,414
Consumer:
Home equity	1,133	544
Other	9	16
Total consumer	1,142	560
Total nonaccrual loans	11,745	15,211
Property acquired through foreclosure or repossession, net	3,206	131
Total nonperforming assets	$14,951	$15,342

Nonperforming assets to total assets	0.32%	0.34%
Nonperforming loans to total loans	0.34%	0.45%
Total past due loans to total loans	0.48%	0.59%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets declined by $391 thousand from the end of 2017, with a $3.5 million decline in nonaccrual loans and a $3.1 million increase in property acquired through foreclosure.

Nonaccrual Loans
During the six months ended June 30, 2018, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status. In addition, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2018.

Management's Discussion and Analysis

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2018				December 31, 2017
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$4,954	$—	$4,954	0.41%
Commercial & industrial	397	—	397	0.06	281	2	283	0.05
Total commercial	397	—	397	0.02	5,235	2	5,237	0.29
Residential Real Estate:
Residential real estate	3,553	6,653	10,206	0.77	3,903	5,511	9,414	0.77
Consumer:
Home equity	487	646	1,133	0.40	268	276	544	0.19
Other	—	9	9	0.03	14	2	16	0.05
Total consumer	487	655	1,142	0.37	282	278	560	0.17
Total nonaccrual loans	$4,437	$7,308	$11,745	0.34%	$9,420	$5,791	$15,211	0.45%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of June 30, 2018, the composition of nonaccrual loans was 3% commercial and 97% residential and consumer, compared to 34% and 66%, respectively, at December 31, 2017.

Total nonaccrual loans declined by $3.5 million from the end of 2017 due to the resolution of two nonaccrual commercial real estate relationships. In March 2018, a nonaccrual commercial real estate loan with a carrying value of $3.1 million was transferred to property acquired through foreclosure. Also in March 2018, a second nonaccrual commercial real estate loan with a carrying value of $1.8 million was reclassified to loans held for sale as the loan was sold in April at carrying value.

Nonaccrual residential real estate mortgage loans amounted to $10.2 million at June 30, 2018, up by $792 thousand from the end of 2017. As of June 30, 2018, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential real estate loans at June 30, 2018 were four loans purchased for portfolio and serviced by others amounting to $1.2 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

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

As of June 30, 2018, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

Management's Discussion and Analysis

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

(Dollars in thousands)	Jun 30, 2018	Dec 31, 2017
Accruing troubled debt restructured loans
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	5,345	4,875
Total commercial	5,345	4,875
Residential Real Estate:
Residential real estate	366	369
Consumer:
Home equity	11	13
Other	24	130
Total consumer	35	143
Total accruing troubled debt restructured loans	5,746	5,387

Nonaccrual troubled debt restructured loans
Commercial:
Commercial real estate	—	4,954
Commercial & industrial	282	281
Total commercial	282	5,235
Residential Real Estate:
Residential real estate	522	529
Consumer:
Home equity	—	—
Other	—	—
Total consumer	—	—
Total nonaccrual troubled debt restructured loans	804	5,764
Total troubled debt restructured loans	$6,550	$11,151

The allowance for loans losses included specific reserves for troubled debt restructurings of $123 thousand and $1.1 million, respectively, at June 30, 2018 and December 31, 2017.

Troubled debt restructured loans declined by $4.6 million from the end of 2017, reflecting the resolution of two nonaccrual commercial real estate relationships discussed under the caption “Nonaccrual Loans.”

Management's Discussion and Analysis

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$4,960	0.41%
Commercial & industrial	2,851	0.45	4,076	0.67
Total commercial	2,851	0.15	9,036	0.50
Residential Real Estate:
Residential real estate	11,243	0.85	7,855	0.64
Consumer:
Home equity	2,585	0.91	3,141	1.07
Other	16	0.06	43	0.14
Consumer loans	2,601	0.83	3,184	0.98
Total past due loans	$16,695	0.48%	$20,075	0.59%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of June 30, 2018, the composition of past due loans, loans past due 30 days or more, was 17% commercial and 83% residential and consumer, compared to 45% and 55%, respectively, at December 31, 2017.

Total past due loans declined by $3.4 million from the end of 2017, reflecting a $6.2 million decrease in commercial loans and a $583 thousand decrease in consumer loans, partially offset by a $3.4 million increase in residential real estate loans. The decline in past due commercial loans reflected the resolution of two nonaccrual commercial real estate relationships discussed under the caption “Nonaccrual Loans.” The increase in past due residential real estate loans was concentrated in self-originated mortgage loans predominantly secured by properties in Rhode Island, Massachusetts and Connecticut.

Total past due loans as of June 30, 2018 and December 31, 2017 included nonaccrual loans of $8.6 million and $11.8 million, respectively. All loans 90 days or more past due at June 30, 2018 and December 31, 2017 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2018 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $8.5 million in potential problem loans at June 30, 2018, compared to $9.7 million at December 31, 2017. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

The allowance for loan losses is management’s best estimate of incurred losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off,

Management's Discussion and Analysis

and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at June 30, 2018 is adequate and consistent with asset quality and credit quality indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	Jun 30, 2018	Dec 31, 2017
Collateral dependent impaired loans (1)	$11,397	$13,880
Impaired loans measured on discounted cash flow method (2)	6,094	6,718
Total impaired loans	$17,491	$20,598

(1)	Net of partial charge-offs of $163 thousand and $5.1 million, respectively, at June 30, 2018 and December 31, 2017.

(2)	Net of partial charge-offs of $84 thousand at both June 30, 2018 and December 31, 2017.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	June 30, 2018			December 31, 2017
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$17,491	$198	1.13%	$20,598	$1,129	5.48%
Loans collectively evaluated for impairment	3,472,739	25,976	0.75	3,353,473	25,359	0.76
Total	$3,490,230	$26,174	0.75%	$3,374,071	$26,488	0.79%

The decline in collateral dependent impaired loans individually evaluated for impairment reflected the resolution of two nonaccrual commercial real estate relationships disclosed under the caption “Nonaccrual Loans.”

Management's Discussion and Analysis

Loan loss provisions charged to earnings totaled $400 thousand for both the three and six months ended ended June 30, 2018, compared to $700 thousand and $1.1 million, respectively, for the three and six months ended June 30, 2017. These provisions were based on management’s assessment of asset quality and credit quality metrics, as well as changes in the loan portfolio and loss exposure allocations.

Net charge-offs totaled $90 thousand and $714 thousand, respectively, for the three and six months ended June 30, 2018, compared to $484 thousand and $442 thousand, respectively for the same periods in 2017.

As of June 30, 2018, the allowance for loan losses was $26.2 million, or 0.75% of total loans, compared to $26.5 million, or 0.79% of total loans, at December 31, 2017, largely reflecting a decrease in specific reserves on impaired loans.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The total allowance is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$12,443	35%	$12,729	36%
Commercial & industrial	6,642	18	5,580	18
Total commercial	19,085	53	18,309	54
Residential Real Estate:
Residential real estate	5,314	38	5,427	36
Consumer:
Home equity	1,375	8	2,412	9
Other	400	1	340	1
Total consumer	1,775	9	2,752	10
Balance at end of period	$26,174	100%	$26,488	100%

(1)	Percentage of loans within the respective category to total loans outstanding.

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

Management's Discussion and Analysis

The following table presents a summary of deposits:

(Dollars in thousands)			Change
	June 30, 2018	December 31, 2017	$	%
Noninterest-bearing demand deposits	$577,656	$578,410	($754)	—%
Interest-bearing demand deposits	136,640	82,728	53,912	65
NOW accounts	481,905	466,605	15,300	3
Money market accounts	604,954	731,345	(126,391)	(17)
Savings accounts	375,983	368,524	7,459	2
Time deposits (in-market)	698,286	617,368	80,918	13
Wholesale brokered time deposits	446,187	397,727	48,460	12
Total deposits	$3,321,611	$3,242,707	$78,904	2%

Total in-market deposits	$2,875,424	$2,844,980	$30,444	1%

Total deposits amounted to $3.3 billion at June 30, 2018, up by $78.9 million from December 31, 2017. This included an increase of $48.5 million of out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $30.4 million from the balance at December 31, 2017, reflecting growth in time deposits attributable to promotional campaigns, as well as an increase in interest-bearing demand deposits due to the implementation of a program in June 2018 to transition approximately $70 million of wealth management client assets previously held in outside accounts into the insured reciprocal DDM program described above. These increases were partially offset by a decline in money market and demand account balances, reflecting seasonal outflows of various institutional and governmental depositors based on their underlying business cycles.

FHLB Advances
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances totaled $901.1 million at June 30, 2018, up by $109.7 million from the balance at the end of 2017.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is in-market deposits, which funded approximately 62% of total average assets in the six months ended June 30, 2018.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the six months ended June 30, 2018.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meets anticipated funding needs.

Net cash provided by operating activities amounted to $22.8 million for the six months ended June 30, 2018, which was generated by net income of $33.9 million and adjustments to reconcile net income to net cash provided by operating activities. These adjustments included mortgage banking activities and increases in other assets and other liabilities. Net cash used in investing activities totaled $143.6 million for the six months ended June 30, 2018, reflecting outflows to fund loan growth and purchase investment securities, FHLB stock and bank-owned life insurance. These outflows were partially offset by net inflows from principal paydowns, calls and maturities of debt securities. For the six months ended June 30, 2018, net cash provided by financing activities amounted to $172.6 million, largely due to net increases in FHLB advances and deposits, partially offset by

Management's Discussion and Analysis

the payment of dividends to shareholders. See the Corporation’s Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $421.6 million at June 30, 2018, up by $8.3 million from December 31, 2017, including net income of $33.9 million, offset by $15.0 million for dividend declarations and a $11.6 million reduction in the accumulated comprehensive income component of shareholders’ equity primarily resulting from a temporary decline in the fair value of available for sale securities.

The Corporation declared a quarterly dividend of 43 cents per share for the three months ended June 30, 2018, compared to 38 cents per share for the same period in 2017. Year-to-date dividends declared amounted to 86 cents per share, an increase of 10 cents per share, or 13%, from the same period a year ago.

The ratio of total equity to total assets amounted to 8.90% at June 30, 2018 compared to a ratio of 9.12% at December 31, 2017.  Book value per share at June 30, 2018 and December 31, 2017 amounted to $24.40 and $23.99, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 12.61% at June 30, 2018, compared to 12.45% at December 31, 2017. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, off-balance sheet interest rate contracts and the pricing and structure of loans and deposits, to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors.  These interest rate contracts involve, to varying degrees, credit risk and interest rate risk.  Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract.  The notional amount of the interest rate contracts is the amount upon which interest and other payments are based.  The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk.  See Notes 9 and 18 to the Unaudited Consolidated Financial Statements for additional information.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2018 and December 31, 2017, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both

Management's Discussion and Analysis

interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2018 and December 31, 2017.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2018		December 31, 2017
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.55)%	(6.30)%	(3.88)%	(7.94)%
100 basis point rate increase	1.83	0.04	3.02	2.52
200 basis point rate increase	5.67	3.99	7.31	7.64
300 basis point rate increase	9.49	7.68	11.65	12.77

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

The relative changes from December 31, 2017 to June 30, 2018, as shown in the above table, were attributable to several factors, including a higher absolute level of market interest rates and a relative increase in the proportion of wholesale funding and promotional time deposit balances.  Interest rate risk modeling assumes that wholesale funding sources are more sensitive to changes in market interest rates than core deposits.  Furthermore, the amount of time deposits scheduled to mature during the 13-24 month time period has increased as compared with the prior quarter, as a result of our ongoing deposit promotions. Our modeling assumption is that these time deposit maturities will reprice at higher rates during rising rate scenarios.

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

Management's Discussion and Analysis

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2018 and December 31, 2017 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$5,437	($13,412)
Obligations of states and political subdivisions	1	(3)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	29,682	(53,582)
Trust preferred debt and other corporate debt securities	(43)	112
Total change in market value as of June 30, 2018	$35,077	($66,885)
Total change in market value as of December 31, 2017	$17,308	($69,453)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2018.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
During the quarter ended June 30, 2018 the Corporation implemented a new wealth management and trust accounting system and internal controls over financial reporting were revised in connection with this change. The Corporation’s pre- and post-implementation internal controls over financial reporting were evaluated by management, including the principal executive officer and principal financial officer, and deemed to be operating effectively.

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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 2, 2018	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 2, 2018	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	August 2, 2018	By:	/s/ Maria N. Janes
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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

____________________

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.