Form 10-Q
period 2018-09-30
WASHINGTON TRUST BANCORP INC
filed 2018-11-05
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2018 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Mark one)

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
☐ Yes ☒ No

The number of shares of common stock of the registrant outstanding as of October 31, 2018 was 17,294,570.

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$72,934	$79,853
Short-term investments	2,917	3,070
Mortgage loans held for sale, at fair value	22,571	26,943
Securities:
Available for sale, at fair value	812,647	780,954
Held to maturity, at amortized cost (fair value $10,657 at September 30, 2018 and $12,721 at December 31, 2017)	10,863	12,541
Total securities	823,510	793,495
Federal Home Loan Bank stock, at cost	44,525	40,517
Loans:
Total loans	3,556,203	3,374,071
Less allowance for loan losses	26,509	26,488
Net loans	3,529,694	3,347,583
Premises and equipment, net	28,195	28,333
Investment in bank-owned life insurance	79,891	73,267
Goodwill	63,909	63,909
Identifiable intangible assets, net	8,400	9,140
Other assets	94,126	63,740
Total assets	$4,770,672	$4,529,850
Liabilities:
Deposits:
Noninterest-bearing deposits	$611,829	$578,410
Interest-bearing deposits	2,802,519	2,664,297
Total deposits	3,414,348	3,242,707
Federal Home Loan Bank advances	828,392	791,356
Junior subordinated debentures	22,681	22,681
Other liabilities	77,342	59,822
Total liabilities	4,342,763	4,116,566
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,290,443 shares at September 30, 2018 and 17,226,508 shares at December 31, 2017	1,081	1,077
Paid-in capital	119,220	117,961
Retained earnings	346,685	317,756
Accumulated other comprehensive loss	(39,077)	(23,510)
Total shareholders’ equity	427,909	413,284
Total liabilities and shareholders’ equity	$4,770,672	$4,529,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2018	2017	2018	2017
	Interest income:
	Interest and fees on loans	$38,877	$32,509	$110,556	$94,503
	Taxable interest on securities	5,383	4,655	15,859	14,208
	Nontaxable interest on securities	9	41	52	225
	Dividends on Federal Home Loan Bank stock	634	467	1,700	1,293
	Other interest income	261	197	723	457
	Total interest and dividend income	45,164	37,869	128,890	110,686
	Interest expense:
	Deposits	6,546	3,835	16,222	10,928
	Federal Home Loan Bank advances	4,937	3,816	13,627	10,669
	Junior subordinated debentures	232	159	629	446
	Other interest expense	—	—	—	1
	Total interest expense	11,715	7,810	30,478	22,044
	Net interest income	33,449	30,059	98,412	88,642
	Provision for loan losses	350	1,300	750	2,400
	Net interest income after provision for loan losses	33,099	28,759	97,662	86,242
	Noninterest income:
	Wealth management revenues	9,454	10,013	29,329	29,432
	Mortgage banking revenues	2,624	3,036	8,403	8,295
	Service charges on deposit accounts	885	942	2,651	2,726
	Card interchange fees	983	894	2,791	2,598
	Income from bank-owned life insurance	572	546	1,624	1,624
	Loan related derivative income	278	1,452	1,087	2,744
	Other income	419	400	1,066	1,180
	Total noninterest income	15,215	17,283	46,951	48,599
	Noninterest expense:
	Salaries and employee benefits	17,283	17,362	52,359	51,697
	Outsourced services	1,951	1,793	6,174	4,960
	Net occupancy	2,013	1,928	5,945	5,662
	Equipment	1,080	1,380	3,329	4,160
	Legal, audit and professional fees	559	534	1,840	1,732
	FDIC deposit insurance costs	410	308	1,236	1,258
	Advertising and promotion	440	416	946	1,015
	Amortization of intangibles	245	253	740	787
	Change in fair value of contingent consideration	—	—	—	(310)
	Other expenses	2,081	2,780	6,911	7,385
	Total noninterest expense	26,062	26,754	79,480	78,346
	Income before income taxes	22,252	19,288	65,133	56,495
	Income tax expense	4,741	6,326	13,737	18,552
	Net income	$17,511	$12,962	$51,396	$37,943

	Weighted average common shares outstanding - basic	17,283	17,212	17,263	17,201
	Weighted average common shares outstanding - diluted	17,382	17,318	17,392	17,320
Per share information:	Basic earnings per common share	$1.01	$0.75	$2.97	$2.20
	Diluted earnings per common share	$1.01	$0.75	$2.95	$2.19
	Cash dividends declared per share	$0.43	$0.39	$1.29	$1.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2018	2017	2018	2017
Net income	$17,511	$12,962	$51,396	$37,943
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	(4,531)	1,094	(18,057)	3,323
Net change in fair value of cash flow hedges	155	(13)	1,409	(364)
Net change in defined benefit plan obligations	361	217	1,081	427
Total other comprehensive (loss) income, net of tax	(4,015)	1,298	(15,567)	3,386
Total comprehensive income	$13,496	$14,260	$35,829	$41,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	17,227	$1,077	$117,961	$317,756	($23,510)	$413,284
Net income	—	—	—	51,396	—	51,396
Total other comprehensive loss, net of tax	—	—	—	—	(15,567)	(15,567)
Cash dividends declared	—	—	—	(22,467)	—	(22,467)
Share-based compensation	—	—	1,977	—	—	1,977
Exercise of stock options, issuance of other compensation-related equity awards	63	4	(718)	—	—	(714)
Balance at September 30, 2018	17,290	$1,081	$119,220	$346,685	($39,077)	$427,909

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2017	17,171	$1,073	$115,123	$294,365	($19,757)	$390,804
Net income	—	—	—	37,943	—	37,943
Total other comprehensive income, net of tax	—	—	—	—	3,386	3,386
Cash dividends declared	—	—	—	(19,974)	—	(19,974)
Share-based compensation	—	—	1,872	—	—	1,872
Exercise of stock options, issuance of other compensation-related equity awards	43	3	194	—	—	197
Balance at September 30, 2017	17,214	$1,076	$117,189	$312,334	($16,371)	$414,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Nine months ended September 30,	2018	2017
	Cash flows from operating activities:
	Net income	$51,396	$37,943
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	750	2,400
	Depreciation of premises and equipment	2,454	2,613
	Net amortization of premiums and discounts on securities and loans	2,157	2,560
	Amortization of intangibles	740	787
	Goodwill impairment	—	150
	Share-based compensation	1,977	1,872
	Tax benefit from stock option exercises and other equity awards	454	414
	Income from bank-owned life insurance	(1,624)	(1,624)
	Net gains on loan sales and commissions on loans originated for others, including fair value adjustments	(7,950)	(8,004)
	Proceeds from sales of loans	306,095	345,539
	Loans originated for sale	(296,367)	(337,772)
	Change in fair value of contingent consideration liability	—	(310)
	Increase in other assets	(20,903)	(9,548)
	Increase in other liabilities	19,256	6,537
	Net cash provided by operating activities	58,435	43,557
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(96,867)	(35,213)
	Other investment securities available for sale	(30,964)	(19,963)
Maturities and principal payments of:	Mortgage-backed securities available for sale	63,918	62,745
	Other investment securities available for sale	6,795	21,269
	Mortgage-backed securities held to maturity	1,603	2,283
	(Purchases) remittance of Federal Home Loan Bank stock	(4,008)	956
	Net increase in loans	(181,853)	(88,914)
	Purchases of loans	(1,750)	(737)
	Proceeds from the sale of property acquired through foreclosure or repossession	49	513
	Purchases of premises and equipment	(2,320)	(2,184)
	Purchases of bank-owned life insurance	(5,000)	—
	Net cash used in investing activities	(250,397)	(59,245)
	Cash flows from financing activities:
	Net increase in deposits	171,641	93,329
	Proceeds from Federal Home Loan Bank advances	1,462,500	1,000,000
	Repayment of Federal Home Loan Bank advances	(1,425,464)	(1,034,885)
	Payment of contingent consideration liability	(1,217)	—
	Net proceeds from stock option exercises and issuance of other equity awards	(714)	194
	Cash dividends paid	(21,856)	(19,567)
	Net cash provided by financing activities	184,890	39,071
	Net (decrease) increase in cash and cash equivalents	(7,072)	23,383
	Cash and cash equivalents at beginning of period	82,923	107,797
	Cash and cash equivalents at end of period	$75,851	$131,180

Noncash Investing and Financing Activities:
Loans charged off	$889	$1,415
Loans transferred to property acquired through foreclosure or repossession	3,074	576
Supplemental Disclosures:
Interest payments	$28,596	$21,512
Income tax payments	12,585	19,272

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

Leases - Topic 842
Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. In January 2018, Accounting Standards Update No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”) was issued to address concerns about the costs and complexity of complying with the transition provisions of ASU 2016-02. In July 2018, Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Also in July 2018, Accounting Standards Update No. 2018-11, “Targeted Improvements” (“ASU 2018-11”) was issued and allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. The Corporation intends to use this optional transition method for the adoption of Topic 842. These ASUs are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Management assembled a project team that meets regularly to address the changes pursuant to Topic 842. The Corporation rents premises used in business operations under non-cancelable operating leases, which currently are not reflected in its Consolidated Balance Sheets. As disclosed in Note 18, the Corporation was committed to $36.6 million of future minimum lease payments under these non-cancelable operating leases. Upon adoption of ASU 2016-02 on January 1, 2019, the Corporation expects to report increased assets and liabilities as a result of recognizing right-of-use assets and lease liabilities in its Consolidated Balance Sheets. The Corporation does not expect a material change to the timing of expense recognition in the Consolidated Statements of Income.

Financial Instruments - Credit Losses - Topic 326
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition approach will be adopted in order to maintain the same amortized cost prior to and subsequent to the effective date of ASU 2016-13. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted in 2019. Washington Trust is evaluating the effect that this ASU will have on consolidated financial statements and disclosures. Management assembled a project team that meets regularly to evaluate the provisions of this ASU, to address the additional data requirements necessary and to determine the approach for implementation. The Corporation does not plan to early adopt ASU 2016-13 and it has not yet determined the impact it will have on its consolidated financial statements.

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

Accounting Standards Update No. 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), was issued in August 2018 to modify the disclosure requirements associated with defined benefit pension plans and other postretirement plans. ASU 2018-13 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The provisions under ASU 2018-13 are required to be applied retrospectively. The adoption of ASU 2018-14 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

Fair Value Measurement - Topic 820
Accounting Standards Update No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), was issued in August 2018 to modify the disclosure requirements related to fair value. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including adoption in an interim period. Certain provisions under ASU 2018-13 require prospective application, while other provisions require

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

retrospective application to all periods presented in the consolidated financial statements upon adoption. The adoption of ASU 2018-13 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Intangibles - Goodwill and Other - Internal-Use Software - Topic 350
Accounting Standards Update No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018-15”), was issued in August 2018 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those requirements that currently exist in GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. Implementation costs would either be capitalized or expensed as incurred depending on the project stage. All costs in the preliminary and post-implementation project stages are expensed as incurred, while certain costs within the application development stage are capitalized. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including adoption in an interim period. The adoption of ASU 2018-15 is not expected to have a material impact on the Corporation’s consolidated financial statements.

(3) Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $20.7 million at September 30, 2018 and $14.1 million at December 31, 2017 and were included in cash and due from banks in the Unaudited Consolidated Balance Sheets.

As of September 30, 2018 and December 31, 2017, cash and due from banks included interest-bearing deposits in other banks of $20.8 million and $31.9 million, respectively.

(4) Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$201,398	$9	($7,934)	$193,473
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	616,552	1,143	(24,833)	592,862
Obligations of states and political subdivisions	935	2	—	937
Individual name issuer trust preferred debt securities	13,303	—	(839)	12,464
Corporate bonds	13,911	—	(1,000)	12,911
Total securities available for sale	$846,099	$1,154	($34,606)	$812,647
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$10,863	$—	($206)	$10,657
Total securities held to maturity	$10,863	$—	($206)	$10,657
Total securities	$856,962	$1,154	($34,812)	$823,304

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$161,479	$—	($3,875)	$157,604
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	594,944	3,671	(7,733)	590,882
Obligations of states and political subdivisions	2,355	4	—	2,359
Individual name issuer trust preferred debt securities	18,106	—	(1,122)	16,984
Corporate bonds	13,917	13	(805)	13,125
Total securities available for sale	$790,801	$3,688	($13,535)	$780,954
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$12,541	$180	$—	$12,721
Total securities held to maturity	$12,541	$180	$—	$12,721
Total securities	$803,342	$3,868	($13,535)	$793,675

As of September 30, 2018 and December 31, 2017, securities with a fair value of $356.5 million and $357.8 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
September 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$64,023	$61,577	$1,370	$1,344
Due after one year to five years	314,353	302,124	4,529	4,443
Due after five years to ten years	278,106	266,878	3,709	3,639
Due after ten years	189,617	182,068	1,255	1,231
Total securities	$846,099	$812,647	$10,863	$10,657

Included in the above table are debt securities with an amortized cost balance of $228.6 million and a fair value of $218.9 million at September 30, 2018 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 8 months to 18 years, with call features ranging from 1 month to 3 years.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2018	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	8	$77,958	($2,040)	11	$105,606	($5,894)	19	$183,564	($7,934)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	37	235,900	(6,567)	34	304,937	(18,472)	71	540,837	(25,039)
Individual name issuer trust preferred debt securities	—	—	—	5	12,464	(839)	5	12,464	(839)
Corporate bonds	4	1,706	(13)	5	11,205	(987)	9	12,911	(1,000)
Total temporarily impaired securities	49	$315,564	($8,620)	55	$434,212	($26,192)	104	$749,776	($34,812)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2017	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	8	$69,681	($798)	8	$87,923	($3,077)	16	$157,604	($3,875)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	20	128,965	(613)	22	279,693	(7,120)	42	408,658	(7,733)
Individual name issuer trust preferred debt securities	—	—	—	7	16,984	(1,122)	7	16,984	(1,122)
Corporate bonds	3	921	(5)	3	10,980	(800)	6	11,901	(805)
Total temporarily impaired securities	31	$199,567	($1,416)	40	$395,580	($12,119)	71	$595,147	($13,535)

Further deterioration in credit quality of the underlying issuers of the securities, deterioration in the condition of the financial services industry, worsening of the current economic environment, or additional declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods, and the Corporation may incur write-downs.

U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at September 30, 2018 were five trust preferred securities issued by four individual companies in the banking sector.  Management believes the unrealized losses on these holdings were attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of September 30, 2018, individual name issuer trust preferred debt securities with an amortized cost of $6.1 million and unrealized losses of $411 thousand were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between September 30, 2018 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Corporate Bonds
At September 30, 2018, Washington Trust had nine corporate bond holdings with unrealized losses totaling $1.0 million. These investment grade corporate bonds were issued by large corporations, primarily in the financial services industry. Management believes the unrealized losses on these bonds are a function of the changes in the investment spreads and interest rate movements and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,240,350	35%	$1,210,495	36%
Commercial & industrial (2)	656,882	18	612,334	18
Total commercial	1,897,232	53	1,822,829	54
Residential Real Estate:
Residential real estate (3)	1,349,340	38	1,227,248	36
Consumer:
Home equity	282,331	8	292,467	9
Other (4)	27,300	1	31,527	1
Total consumer	309,631	9	323,994	10
Total loans (5)	$3,556,203	100%	$3,374,071	100%

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

(5)
Includes net unamortized loan origination costs of $4.8 million and $3.8 million, respectively, at September 30, 2018 and December 31, 2017 and net unamortized premiums on purchased loans of $746 thousand and $878 thousand, respectively, at September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, there were $1.9 billion and $1.6 billion, respectively, of loans pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB for the discount window. See Note 7 for additional disclosure regarding borrowings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
September 30, 2018	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$931	$—	$931	$1,239,419	$1,240,350
Commercial & industrial	—	20	122	142	656,740	656,882
Total commercial	—	951	122	1,073	1,896,159	1,897,232
Residential Real Estate:
Residential real estate	5,322	2,936	1,140	9,398	1,339,942	1,349,340
Consumer:
Home equity	1,854	534	551	2,939	279,392	282,331
Other	109	—	—	109	27,191	27,300
Total consumer	1,963	534	551	3,048	306,583	309,631
Total loans	$7,285	$4,421	$1,813	$13,519	$3,542,684	$3,556,203

(Dollars in thousands)	Days Past Due
December 31, 2017	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$6	$—	$4,954	$4,960	$1,205,535	$1,210,495
Commercial & industrial	3,793	2	281	4,076	608,258	612,334
Total commercial	3,799	2	5,235	9,036	1,813,793	1,822,829
Residential Real Estate:
Residential real estate	1,678	2,274	3,903	7,855	1,219,393	1,227,248
Consumer:
Home equity	2,798	75	268	3,141	289,326	292,467
Other	29	—	14	43	31,484	31,527
Total consumer	2,827	75	282	3,184	320,810	323,994
Total loans	$8,304	$2,351	$9,420	$20,075	$3,353,996	$3,374,071

Included in past due loans as of September 30, 2018 and December 31, 2017, were nonaccrual loans of $6.4 million and $11.8 million, respectively.

All loans 90 days or more past due at September 30, 2018 and December 31, 2017 were classified as nonaccrual.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans include nonaccrual loans and loans restructured in a troubled debt restructuring. The Corporation identifies loss allocations for impaired loans on an individual loan basis.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
No Related Allowance Recorded
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial & industrial	4,825	4,986	4,877	5,081	—	—
Total commercial	4,825	4,986	4,877	5,081	—	—
Residential Real Estate:
Residential real estate	8,737	9,069	8,896	9,256	—	—
Consumer:
Home equity	1,582	557	1,583	557	—	—
Other	—	14	—	14	—	—
Total consumer	1,582	571	1,583	571	—	—
Subtotal	15,144	14,626	15,356	14,908	—	—
With Related Allowance Recorded
Commercial:
Commercial real estate	$—	$4,954	$—	$9,910	$—	$1,018
Commercial & industrial	54	191	75	212	—	1
Total commercial	54	5,145	75	10,122	—	1,019
Residential Real Estate:
Residential real estate	692	715	722	741	101	104
Consumer:
Home equity	52	—	51	—	8	—
Other	23	133	23	132	3	6
Total consumer	75	133	74	132	11	6
Subtotal	821	5,993	871	10,995	112	1,129
Total impaired loans	$15,965	$20,619	$16,227	$25,903	$112	$1,129
Total:
Commercial	$4,879	$10,131	$4,952	$15,203	$—	$1,019
Residential real estate	9,429	9,784	9,618	9,997	101	104
Consumer	1,657	704	1,657	703	11	6
Total impaired loans	$15,965	$20,619	$16,227	$25,903	$112	$1,129

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

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended September 30,	2018	2017	2018	2017
Commercial:
Commercial real estate	$—	$8,041	$—	$21
Commercial & industrial	5,324	6,427	62	67
Total commercial	5,324	14,468	62	88
Residential Real Estate:
Residential real estate	9,265	15,107	96	102
Consumer:
Home equity	1,424	543	22	5
Other	25	142	—	2
Total consumer	1,449	685	22	7
Totals	$16,038	$30,260	$180	$197

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Nine months ended September 30,	2018	2017	2018	2017
Commercial:
Commercial real estate	$1,352	$9,117	$—	$73
Commercial & industrial	5,599	6,750	201	219
Total commercial	6,951	15,867	201	292
Residential Real Estate:
Residential real estate	9,709	15,750	293	374
Consumer:
Home equity	1,045	734	41	25
Other	85	142	5	8
Total consumer	1,130	876	46	33
Totals	$17,790	$32,493	$540	$699

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Sep 30, 2018	Dec 31, 2017
Commercial:
Commercial real estate	$—	$4,954
Commercial & industrial	122	283
Total commercial	122	5,237
Residential Real Estate:
Residential real estate	9,063	9,414
Consumer:
Home equity	1,624	544
Other	—	16
Total consumer	1,624	560
Total nonaccrual loans	$10,809	$15,211
Accruing loans 90 days or more past due	$—	$—

As of September 30, 2018 and December 31, 2017, loans secured by one- to four-family residential property amounting to $816 thousand and $4.4 million, respectively, were in process of foreclosure.

Nonaccrual loans of $4.4 million and $3.4 million, respectively, were current as to the payment of principal and interest at September 30, 2018 and December 31, 2017.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2018.

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

The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest. The recorded investment in troubled debt restructurings was $5.7 million and $11.2 million, respectively, at September 30, 2018 and December 31, 2017. The allowance for loan losses included specific reserves for these troubled debt restructurings of $104 thousand and $1.1 million, respectively, at September 30, 2018 and December 31, 2017.

As of September 30, 2018, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

For the three months ended September 30, 2018, there were no loans modified as a troubled debt restructuring. For the nine months ended September 30, 2018, there was one loan modified as a troubled debt restructuring with a pre-modification and post-modification recorded investment of $608 thousand. This troubled debt restructuring included a combination of concessions pertaining to maturity and interest only payment terms. There were no loans modified as a troubled debt restructuring for the three and nine months ended September 30, 2017.

For both the three and nine months ended September 30, 2018, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on one loan with a carrying value of $608 thousand at the time of default. For the three months ended September 30, 2017, there were no payment defaults on troubled debt restructured loans modified within the previous 12 months. For the nine months ended September 30, 2017, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on two loans with a total carrying value of $1.6 million at the time of default.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The weighted average risk rating of the Corporation’s commercial loan portfolio was 4.74 at September 30, 2018 and 4.70 at December 31, 2017. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses. See Note 6 for additional information.

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

The Corporation’s procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. On a quarterly basis, management reviews the criticized loan portfolio, which generally consists of commercial loans that are risk-rated special mention or worse, and other selected loans. Management’s review focuses on the current status of the loans and strategies to improve the credit. An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Commercial:
Commercial real estate	1,235,579	1,205,381	1,065	—	3,706	5,114
Commercial & industrial	593,673	592,749	55,012	9,804	8,197	9,781
Total commercial	$1,829,252	$1,798,130	$56,077	$9,804	$11,903	$14,895

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Residential and Consumer
Management monitors the relatively homogeneous residential real estate and consumer loan portfolios on an ongoing basis using delinquency information by loan type. For non-impaired residential real estate and consumer loans, the Corporation assigns loss allocation factors to each respective loan type. See Note 6 for additional information.

Other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and consumer loan portfolios. Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio. LTV ratio is determined via statistical modeling analyses. The indicated LTV levels are estimated based on such factors as the location, the original LTV ratio, and the date of origination of the loan and do not reflect actual appraisal amounts. The results of these analyses and other loan review procedures are taken into consideration in the determination of loss allocation factors for residential mortgage and home equity consumer credits. See Note 6 for additional information.

The following table presents the residential and consumer loan portfolios, segregated by loan type and credit quality indicator:

(Dollars in thousands)	Current		Past Due
	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Residential Real Estate:
Self-originated mortgages	$1,224,575	$1,091,291	$8,172	$6,413
Purchased mortgages	115,367	128,102	1,226	1,442
Total residential real estate	$1,339,942	$1,219,393	$9,398	$7,855
Consumer:
Home equity	$279,392	$289,326	$2,939	$3,141
Other	27,191	31,484	109	43
Total consumer	$306,583	$320,810	$3,048	$3,184

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

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$12,443	$6,642	$19,085	$5,314	$1,375	$400	$1,775	$26,174
Charge-offs	—	(1)	(1)	(68)	—	(27)	(27)	(96)
Recoveries	—	71	71	—	2	8	10	81
Provision	1,052	535	1,587	(1,131)	12	(118)	(106)	350
Ending Balance	$13,495	$7,247	$20,742	$4,115	$1,389	$263	$1,652	$26,509
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$12,729	$5,580	$18,309	$5,427	$2,412	$340	$2,752	$26,488
Charge-offs	(627)	(8)	(635)	(73)	(111)	(70)	(181)	(889)
Recoveries	25	104	129	—	12	19	31	160
Provision	1,368	1,571	2,939	(1,239)	(924)	(26)	(950)	750
Ending Balance	$13,495	$7,247	$20,742	$4,115	$1,389	$263	$1,652	$26,509
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2017:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$11,935	$7,067	$19,002	$5,369	$1,927	$364	$2,291	$26,662
Charge-offs	(535)	(122)	(657)	—	(18)	(19)	(37)	(694)
Recoveries	—	8	8	1	25	6	31	40
Provision	1,387	(301)	1,086	70	(27)	171	144	1,300
Ending Balance	$12,787	$6,652	$19,439	$5,440	$1,907	$522	$2,429	$27,308
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2017:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$11,166	$6,992	$18,158	$5,252	$1,889	$705	$2,594	$26,004
Charge-offs	(935)	(286)	(1,221)	(32)	(79)	(83)	(162)	(1,415)
Recoveries	82	162	244	29	31	15	46	319
Provision	2,474	(216)	2,258	191	66	(115)	(49)	2,400
Ending Balance	$12,787	$6,652	$19,439	$5,440	$1,907	$522	$2,429	$27,308
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss by portfolio segment and by impairment methodology:

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment
Commercial:
Commercial real estate	$—	$—	$4,954	$1,018
Commercial & industrial	4,860	—	5,157	1
Total commercial	4,860	—	10,111	1,019
Residential Real Estate:
Residential real estate	9,428	101	9,783	104
Consumer:
Home equity	1,635	9	557	—
Other	22	2	147	6
Total consumer	1,657	11	704	6
Subtotal	15,945	112	20,598	1,129
Loans Collectively Evaluated for Impairment
Commercial:
Commercial real estate	1,240,350	13,495	1,205,541	11,711
Commercial & industrial	652,022	7,247	607,177	5,579
Total commercial	1,892,372	20,742	1,812,718	17,290
Residential Real Estate:
Residential real estate	1,339,912	4,014	1,217,465	5,323
Consumer:
Home equity	280,696	1,380	291,910	2,412
Other	27,278	261	31,380	334
Total consumer	307,974	1,641	323,290	2,746
Subtotal	3,540,258	26,397	3,353,473	25,359
Total	$3,556,203	$26,509	$3,374,071	$26,488

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(7) Borrowings
FHLB Advances
Advances payable to the FHLB amounted to $828.4 million and $791.4 million, respectively, at September 30, 2018 and December 31, 2017.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of September 30, 2018:

(Dollars in thousands)	Total Outstanding	Weighted Average Rate
October 1, 2018 to December 31, 2018	$297,670	2.26%
2019	347,258	2.15
2020	67,033	1.95
2021	46,222	2.57
2022	55,447	3.59
2023 and thereafter	14,762	2.29
Balance at September 30, 2018	$828,392	2.35%

As of September 30, 2018 and December 31, 2017, the Bank had access to a $40.0 million unused line of credit with the FHLB and also had remaining available borrowing capacity of $601.0 million and $449.9 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(8) Shareholders’ Equity
Regulatory Capital Requirements
At both September 30, 2018 and December 31, 2017, the Corporation and the Bank were considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$445,448	12.77%	$279,165	8.00%	N/A	N/A
Bank	442,337	12.68	279,145	8.00	$348,931	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	418,649	12.00	209,374	6.00	N/A	N/A
Bank	415,538	11.91	209,358	6.00	279,145	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	396,651	11.37	157,031	4.50	N/A	N/A
Bank	415,538	11.91	157,019	4.50	226,805	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	418,649	8.91	187,898	4.00	N/A	N/A
Bank	415,538	8.85	187,858	4.00	234,822	5.00

December 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	416,038	12.45	267,365	8.00	N/A	N/A
Bank	413,593	12.38	267,338	8.00	334,172	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	389,289	11.65	200,524	6.00	N/A	N/A
Bank	386,844	11.58	200,503	6.00	267,338	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	367,291	10.99	150,383	4.50	N/A	N/A
Bank	386,844	11.58	150,378	4.50	217,212	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	389,289	8.79	177,089	4.00	N/A	N/A
Bank	386,844	8.74	177,048	4.00	221,310	5.00

(1)	Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer was 1.25% on January 1, 2017 and 1.875% on January 1, 2018. The capital conservation buffer will increase another 0.625% on January 1, 2019 to reach the full requirement of 2.50%.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(9) Derivative Financial Instruments
The Corporation’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Corporation’s known or expected cash receipts and its known or expected cash payments principally to manage the Corporation’s interest rate risk. Additionally, the Corporation enters into interest rate derivatives to accommodate the business requirements of its customers. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

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

Cash Flow Hedging Instruments
As of September 30, 2018 and December 31, 2017, the Bancorp had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

As of September 30, 2018 and December 31, 2017, the Bank had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of September 30, 2018 and December 31, 2017, the Bank had three interest rate floor contracts with a total notional amount of $300.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. The floors mature in 2020.

The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2018 and 2017, there was no ineffectiveness recorded in earnings.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of September 30, 2018 and December 31, 2017, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $574.4 million and $545.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of September 30, 2018, the notional amounts of risk participation-out agreements and risk participation-in agreements were $51.5 million and $36.6 million, respectively, compared to $52.4 million and $34.1 million, respectively, as of December 31, 2017.

Foreign Exchange Contracts
Foreign exchange contracts represent contractual commitments to buy or sell a foreign currency on a future date at a specified price. The Corporation uses these foreign exchange contracts on a limited basis to reduce its exposure to fluctuations in currency exchange rates associated with a commercial loan that is denominated in a foreign currency. These derivatives are not designated as hedges and therefore changes in fair value are recognized in earnings. The changes in fair value on the foreign exchange contracts substantially offset the foreign currency translation gains and losses on the related commercial loan.

As of September 30, 2018 and December 31, 2017, the notional amount of foreign exchange contracts was $2.9 million and $3.0 million, respectively.

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

The following table presents the fair values of derivative instruments in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2018	Dec 31, 2017	Balance Sheet Location	Sep 30, 2018	Dec 31, 2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$83	$25	Other liabilities	$—	$—
Interest rate swaps	Other assets	1,947	213	Other liabilities	—	14
Interest rate floors	Other assets	14	110	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	33	268	Other liabilities	17,522	1,295
Mirror swaps with counterparties	Other assets	17,342	1,152	Other liabilities	33	268
Risk participation agreements	Other assets	—	—	Other liabilities	—	—
Foreign exchange contracts	Other assets	37	—	Other liabilities	—	26
Forward loan commitments:
Interest rate lock commitments	Other assets	618	965	Other liabilities	1	20
Forward sale commitments	Other assets	168	26	Other liabilities	266	1,424
Total		$20,242	$2,759		$17,822	$3,047

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the effect of derivative instruments in the Corporation’s Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax (Effective Portion)
	Three Months		Nine Months
Periods ended September 30,	2018	2017	2018	2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$17	($7)	$66	($64)
Interest rate swaps	189	74	1,322	(26)
Interest rate floors	(51)	(80)	21	(274)
Total	$155	($13)	$1,409	($364)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months		Nine Months
Periods ended September 30,	Statement of Income Location	2018	2017	2018	2017
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	($3,178)	$1,917	(15,374)	5,583
Mirror swaps with counterparties	Loan related derivative income	3,415	(505)	16,384	(2,578)
Risk participation agreements	Loan related derivative income	25	40	25	(261)
Foreign exchange contracts	Loan related derivative income	16	—	52	—
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(504)	32	($327)	$639
Forward sale commitments	Mortgage banking revenues	316	59	1,552	(1,321)
Total		$90	$1,543	$2,312	$2,062

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

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
September 30, 2018
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$83	$—	$83	$—	$83
Interest rate swaps	1,947	—	1,947	—	1,947
Interest rate floors	14	—	14	—	14
Loan-related derivative contracts:
Interest rate swaps with customers	463	430	33	—	33
Mirror swaps with counterparties	17,784	442	17,342	—	17,342
Foreign exchange contracts	37	—	37	—	37
Total	$20,328	$872	$19,456	$—	$19,456

Derivative Liabilities:
Loan-related derivative contracts:
Interest rate swaps with customers	$17,952	$430	$17,522	$—	$17,522
Mirror swaps with counterparties	475	442	33	—	33
Total	$18,427	$872	$17,555	$—	$17,555

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Gross Derivative Positions	Offsetting Derivative Positions	Net Amounts Presented in Balance Sheet	Cash Collateral Pledged	Net Amount
December 31, 2017
Derivative Assets:
Interest rate risk management contracts:
Interest rate caps	$25	$—	$25	$—	$25
Interest rate swaps	213	—	213	—	213
Interest rate floors	110	—	110	—	110
Loan-related derivative contracts:
Interest rate swaps with customers	2,857	2,589	268	—	268
Mirror swaps with counterparties	3,801	2,649	1,152	—	1,152
Total	$7,006	$5,238	$1,768	$—	$1,768

Derivative Liabilities:
Interest rate risk management contracts:
Interest rate swaps	$14	$—	$14	$14	$—
Loan-related derivative contracts:
Interest rate swaps with customers	3,884	2,589	1,295	1,025	270
Mirror swaps with counterparties	2,917	2,649	268	—	268
Foreign exchange contracts	26	—	26	—	26
Total	$6,841	$5,238	$1,603	$1,039	$564

As of September 30, 2018, there was no pledged collateral to derivative counterparties in the form of cash. As of December 31, 2017, Washington Trust pledged collateral to derivative counterparties in the form of cash totaling $1.0 million. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

(11) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  As of September 30, 2018 and December 31, 2017, securities available for sale, residential real estate mortgage loans held for sale, derivatives and the contingent consideration liability are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The aggregate principal amount of the residential real estate mortgage loans held for sale recorded at fair value was $22.3 million and $26.4 million, respectively, at September 30, 2018 and December 31, 2017. The aggregate fair value of these loans as of the same dates was $22.6 million and $26.9 million, respectively. As of September 30, 2018 and December 31, 2017, the aggregate fair value of residential real estate mortgage loans held for sale exceeded the aggregate principal amount by $303 thousand and $543 thousand, respectively.

There were no residential real estate mortgage loans held for sale 90 days or more past due as of September 30, 2018 and December 31, 2017.

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to decreases of $352 thousand and $240 thousand, respectively, in the three and nine months ended September 30, 2018, compared to a decrease of $81 thousand and an increase of $693 thousand, respectively, in the three and nine months ended September 30, 2017. These amounts were partially offset in earnings by the changes in fair value of forward sale commitments used to economically hedge them. The changes in fair value are reported as a component of mortgage banking revenues in the Unaudited Consolidated Statements of Income.

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at September 30, 2018 and December 31, 2017.

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

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at September 30, 2018 and December 31, 2017.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Derivatives
Interest rate cap, swap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of September 30, 2018 and December 31, 2017, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$193,473	$—	$193,473	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	592,862	—	592,862	—
Obligations of states and political subdivisions	937	—	937	—
Individual name issuer trust preferred debt securities	12,464	—	12,464	—
Corporate bonds	12,911	—	12,911	—
Mortgage loans held for sale	22,571	—	22,571	—
Derivative assets	20,242	—	20,242	—
Total assets at fair value on a recurring basis	$855,460	$—	$855,460	$—
Liabilities:
Derivative liabilities	$17,822	$—	$17,822	$—
Contingent consideration liability	187	—	—	187
Total liabilities at fair value on a recurring basis	$18,009	$—	$17,822	$187

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$157,604	$—	$157,604	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	590,882	—	590,882	—
Obligations of states and political subdivisions	2,359	—	2,359	—
Individual name issuer trust preferred debt securities	16,984	—	16,984	—
Corporate bonds	13,125	—	13,125	—
Mortgage loans held for sale	26,943	—	26,943	—
Derivative assets	2,759	—	2,759	—
Total assets at fair value on a recurring basis	$810,656	$—	$810,656	$—
Liabilities:
Derivative liabilities	$3,047	$—	$3,047	$—
Contingent consideration liability	1,404	—	—	1,404
Total liabilities at fair value on a recurring basis	$4,451	$—	$3,047	$1,404

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date. There were no transfers in and/or out of Level 1, 2 or 3 during the nine months ended September 30, 2018 and 2017.

The contingent consideration liability is a Level 3 liability remeasured to fair value on a recurring basis. The following table presents the change in the contingent consideration liability, which is included in other liabilities in the Unaudited Consolidated Balance Sheets.

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2018	2017	2018	2017
Balance at beginning of period	$187	$1,737	$1,404	$2,047
Change in fair value	—	—	—	(310)
Payments	—	—	(1,217)	—
Balance at end of period	$187	$1,737	$187	$1,737

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at September 30, 2018, which were written down to fair value during the nine months ended September 30, 2018:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$27	$—	$—	$27
Property acquired through foreclosure or repossession	2,974	—	—	2,974
Total assets at fair value on a nonrecurring basis	$3,001	$—	$—	$3,001

The allowance for loan losses on collateral dependent impaired loans amounted to $8 thousand at September 30, 2018.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2018
Collateral dependent impaired loans	$27	Appraisals of collateral	Discount for costs to sell	0% - 10% (8%)

Property acquired through foreclosure or repossession	$2,974	Appraisals of collateral	Discount for costs to sell	13%
			Appraisal adjustments (1)	12%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2017
Collateral dependent impaired loans	$1,425	Appraisals of collateral	Discount for costs to sell	0% - 15% (15%)

Property acquired through foreclosure or repossession	$131	Appraisals of collateral	Discount for costs to sell	10%
			Appraisal adjustments (1)	12% - 17% (15%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
September 30, 2018	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$10,863	$10,657	$—	$10,657	$—
Loans, net of allowance for loan losses	3,529,694	3,500,065	—	—	3,500,065

Financial Liabilities:
Time deposits	$1,159,218	$1,170,151	$—	$1,170,151	$—
FHLB advances	828,392	827,328	—	827,328	—
Junior subordinated debentures	22,681	19,844	—	19,844	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2017	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Securities held to maturity	$12,541	$12,721	$—	$12,721	$—
Loans, net of allowance for loan losses	3,347,583	3,369,932	—	—	3,369,932

Financial Liabilities:
Time deposits	$1,015,095	$1,018,396	$—	$1,018,396	$—
FHLB advances	791,356	792,887	—	792,887	—
Junior subordinated debentures	22,681	18,559	—	18,559	—

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

Accounting Policy Updates
The Corporation adopted Topic 606 “Revenue from Contracts with Customers” effective January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. As a result, the Corporation has modified its accounting policy for revenue recognition as detailed herein.

As discussed in Note 2, the Corporation applied Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to our unaudited consolidated financial statements at or for the nine months ended September 30, 2018, as a result of adopting Topic 606.

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

For the three month ended September 30,	2018		2017
(Dollars in thousands)	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606
Net interest income	$33,449	$—	$30,059	$—
Noninterest income:
Asset-based wealth management revenues	9,322	9,322	9,791	9,791
Transaction-based wealth management revenues	132	132	222	222
Total wealth management revenues	9,454	9,454	10,013	10,013
Mortgage banking revenues	2,624	—	3,036	—
Service charges on deposit accounts	885	885	942	942
Card interchange fees	983	983	894	894
Income from bank-owned life insurance	572	—	546	—
Loan related derivative income	278	—	1,452	—
Other income	419	419	400	400
Total noninterest income	15,215	11,741	17,283	12,249
Total revenues	$48,664	$11,741	$47,342	$12,249

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

For the nine months ended September 30,	2018		2017
(Dollars in thousands)	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606
Net interest income	$98,412	$—	$88,642	$—
Noninterest income:
Asset-based wealth management revenues	28,413	28,413	28,439	28,439
Transaction-based wealth management revenues	916	916	993	993
Total wealth management revenues	29,329	29,329	29,432	29,432
Mortgage banking revenues	8,403	—	8,295	—
Service charges on deposit accounts	2,651	2,651	2,726	2,726
Card interchange fees	2,791	2,791	2,598	2,598
Income from bank-owned life insurance	1,624	—	1,624	—
Loan related derivative income	1,087	—	2,744	—
Other income	1,066	1,051	1,180	1,139
Total noninterest income	46,951	35,822	48,599	35,895
Total revenues	$145,363	$35,822	$137,241	$35,895

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2018	2017	2018	2017
Revenue recognized at a point in time:
Card interchange fees	$983	$894	$2,791	$2,598
Service charges on deposit accounts	670	741	2,045	2,140
Other income	258	283	732	872
Revenue recognized over time:
Wealth management revenues	9,454	10,013	29,329	29,432
Service charges on deposit accounts	215	201	606	586
Other income	161	117	319	267
Total revenues from contracts in scope of Topic 606	$11,741	$12,249	$35,822	$35,895

Receivables primarily consist of amounts due from customers for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.2 million at September 30, 2018, compared to $5.7 million at December 31, 2017 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under Topic 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both September 30, 2018 and December 31, 2017 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

Contract cost assets (capitalized commission and incentive costs, net of amortization) at September 30, 2018 were insignificant and were included in other assets in the Unaudited Consolidated Balance Sheets.

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

The non-qualified retirement plans provide for the designation of assets in rabbi trusts. Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $12.5 million and $13.3 million are included in the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively.

The composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Nine Months		Three Months		Nine Months
Periods ended September 30,	2018	2017	2018	2017	2018	2017	2018	2017
Net Periodic Benefit Cost:
Service cost (1)	$561	$537	$1,683	$1,611	$27	$32	$81	$97
Interest cost (2)	679	669	2,036	2,005	119	107	356	321
Expected return on plan assets (2)	(1,318)	(1,236)	(3,954)	(3,707)	—	—	—	—
Amortization of prior service (credit) cost (2)	(6)	(6)	(17)	(17)	—	—	—	—
Recognized net actuarial loss (2)	374	279	1,122	836	103	76	308	269
Net periodic benefit cost	$290	$243	$870	$728	$249	$215	$745	$687

(1)	Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

(2)	Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the nine months ended September 30,	2018	2017	2018	2017
Measurement date	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
Equivalent single discount rate for benefit obligations	3.69%	4.18%	3.58%	3.96%
Equivalent single discount rate for service cost	3.76	4.29	3.79	4.25
Equivalent single discount rate for interest cost	3.42	3.73	3.22	3.36
Expected long-term return on plan assets	6.75	6.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(14) Share-Based Compensation Arrangements
During the nine months ended September 30, 2018, the Corporation granted equity awards, which included performance share awards and nonvested share unit awards.

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

The Corporation granted to non-employee directors and a non-executive officer 6,830 nonvested share units, with 3- to 5-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $56.65.

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

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs.  It also includes income from bank-owned life insurance (“BOLI”), as well as administrative and executive expenses not allocated to the operating segments and the residual impact of methodology allocations such as FTP offsets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$27,036	$24,795	($90)	($48)	$6,503	$5,312	$33,449	$30,059
Provision for loan losses	350	1,300	—	—	—	—	350	1,300
Net interest income (expense) after provision for loan losses	26,686	23,495	(90)	(48)	6,503	5,312	33,099	28,759
Noninterest income	5,174	6,711	9,454	10,013	587	559	15,215	17,283
Noninterest expenses:
Depreciation and amortization expense	654	646	371	411	44	50	1,069	1,107
Other noninterest expenses	15,599	15,834	6,194	6,810	3,200	3,003	24,993	25,647
Total noninterest expenses	16,253	16,480	6,565	7,221	3,244	3,053	26,062	26,754
Income before income taxes	15,607	13,726	2,799	2,744	3,846	2,818	22,252	19,288
Income tax expense	3,344	4,463	710	1,092	687	771	4,741	6,326
Net income	$12,263	$9,263	$2,089	$1,652	$3,159	$2,047	$17,511	$12,962

Total assets at period end	$3,694,991	$3,486,783	$69,494	$63,600	$1,006,187	$918,847	$4,770,672	$4,469,230
Expenditures for long-lived assets	612	890	14	25	19	22	645	937

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income (expense)	$79,656	$72,985	($225)	($120)	$18,981	$15,777	$98,412	$88,642
Provision for loan losses	750	2,400	—	—	—	—	750	2,400
Net interest income (expense) after provision for loan losses	78,906	70,585	(225)	(120)	18,981	15,777	97,662	86,242
Noninterest income	15,947	17,500	29,329	29,432	1,675	1,667	46,951	48,599
Noninterest expenses:
Depreciation and amortization expense	1,928	1,960	1,137	1,288	129	152	3,194	3,400
Other noninterest expenses	46,574	45,764	19,986	20,106	9,726	9,076	76,286	74,946
Total noninterest expenses	48,502	47,724	21,123	21,394	9,855	9,228	79,480	78,346
Income before income taxes	46,351	40,361	7,981	7,918	10,801	8,216	65,133	56,495
Income tax expense	9,834	13,142	2,008	3,172	1,895	2,238	13,737	18,552
Net income	$36,517	$27,219	$5,973	$4,746	$8,906	$5,978	$51,396	$37,943

Total assets at period end	$3,694,991	$3,486,783	$69,494	$63,600	$1,006,187	$918,847	$4,770,672	$4,469,230
Expenditures for long-lived assets	1,864	1,640	327	368	129	176	2,320	2,184

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(16) Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended September 30,	2018			2017
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($5,924)	($1,393)	($4,531)	$1,736	$642	$1,094
Net gains on securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of securities available for sale	(5,924)	(1,393)	(4,531)	1,736	642	1,094
Cash flow hedges:
Change in fair value of cash flow hedges	(626)	(148)	(478)	(237)	(83)	(154)
Net cash flow hedge losses reclassified into earnings (1)	830	197	633	224	83	141
Net change in fair value of cash flow hedges	204	49	155	(13)	—	(13)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	—	—	—	—	—	—
Amortization of net actuarial losses (2)	477	112	365	355	134	221
Amortization of net prior service credits (2)	(6)	(2)	(4)	(6)	(2)	(4)
Net change in defined benefit plan obligations	471	110	361	349	132	217
Total other comprehensive (loss) income	($5,249)	($1,234)	($4,015)	$2,072	$774	$1,298

(1)
The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(2)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Nine months ended September 30,	2018			2017
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($23,605)	($5,548)	($18,057)	$5,274	$1,951	$3,323
Net gains on securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of securities available for sale	(23,605)	(5,548)	(18,057)	5,274	1,951	3,323
Cash flow hedges:
Change in fair value of cash flow hedges	632	50	582	(1,064)	(361)	(703)
Net cash flow hedge losses reclassified into earnings (1)	1,082	255	827	539	200	339
Net change in fair value of cash flow hedges	1,714	305	1,409	(525)	(161)	(364)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	—	—	—	(407)	(150)	(257)
Amortization of net actuarial losses (2)	1,430	337	1,093	1,105	411	694
Amortization of net prior service credits (2)	(17)	(5)	(12)	(17)	(7)	(10)
Net change in defined benefit plan obligations	1,413	332	1,081	681	254	427
Total other comprehensive (loss) income	($20,478)	($4,911)	($15,567)	$5,430	$2,044	$3,386

(1)
The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(2)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2017	($7,534)	($428)	($15,548)	($23,510)
Other comprehensive (loss) income before reclassifications	(18,057)	582	—	(17,475)
Amounts reclassified from accumulated other comprehensive income	—	827	1,081	1,908
Net other comprehensive (loss) income	(18,057)	1,409	1,081	(15,567)
Balance at September 30, 2018	($25,591)	$981	($14,467)	($39,077)

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Pension Benefit Adjustment	Total
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)
Other comprehensive income (loss) before reclassifications	3,323	(703)	—	2,620
Amounts reclassified from accumulated other comprehensive income	—	339	427	766
Net other comprehensive income (loss)	3,323	(364)	427	3,386
Balance at September 30, 2017	($3,502)	($664)	($12,205)	($16,371)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(17) Earnings Per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2018	2017	2018	2017
Earnings per common share - basic:
Net income	$17,511	$12,962	$51,396	$37,943
Less dividends and undistributed earnings allocated to participating securities	(36)	(28)	(112)	(84)
Net income applicable to common shareholders	$17,475	$12,934	$51,284	$37,859
Weighted average common shares	17,283	17,212	17,263	17,201
Earnings per common share - basic	$1.01	$0.75	$2.97	$2.20
Earnings per common share - diluted:
Net income	$17,511	$12,962	$51,396	$37,943
Less dividends and undistributed earnings allocated to participating securities	(36)	(28)	(112)	(84)
Net income applicable to common shareholders	$17,475	$12,934	$51,284	$37,859
Weighted average common shares	17,283	17,212	17,263	17,201
Dilutive effect of common stock equivalents	99	106	129	119
Weighted average diluted common shares	17,382	17,318	17,392	17,320
Earnings per common share - diluted	$1.01	$0.75	$2.95	$2.19

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 41,525 and 46,692, respectively, for the three and nine months ended September 30, 2018. There were no anti-dilutive weighted average common stock equivalents outstanding for the three and nine months ended September 30, 2017.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Sep 30, 2018	Dec 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$519,887	$537,310
Home equity lines	266,886	254,855
Other loans	44,665	48,819
Standby letters of credit	7,993	6,666
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	38,612	45,139
Forward sale commitments	65,686	71,539
Loan related derivative contracts:
Interest rate swaps with customers	574,364	545,049
Mirror swaps with counterparties	574,364	545,049
Risk participation-in agreements	36,610	34,052
Foreign exchange contracts	2,907	3,005
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $8.0 million and $6.7 million, as of September 30, 2018 and December 31, 2017, respectfully. At September 30, 2018 and December 31, 2017, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and nine months ended September 30, 2018 and 2017.

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

Leases
At September 30, 2018, the Corporation was committed to rent premises used in business operations under non-cancelable operating leases. Rental expense under the operating leases amounted to $1.1 million and $3.2 million, respectively, for the three and nine months ended September 30, 2018, compared to $1.1 million and $3.3 million, respectively, for the same periods in 2017. The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
October 1, 2018 to December 31, 2018	$933
2019	3,579
2020	2,860
2021	2,526
2022	2,133
2023 and thereafter	24,595
Total minimum lease payments	$36,626
Lease expiration dates range from 8 months to 22 years, with additional renewal options on certain leases ranging from 1 to 5 years.

Management's Discussion and Analysis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the full-year ended December 31, 2018 or any future period. Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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

We continue to leverage our strong statewide brand to build market share and remain steadfast in our commitment to provide superior service. In early 2019, we plan to open a new full-service branch in North Providence, Rhode Island.

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
For the periods ended September 30,	2018	2017	$	%	2018	2017	$	%
Net interest income	$33,449	$30,059	$3,390	11%	$98,412	$88,642	$9,770	11%
Noninterest income	15,215	17,283	(2,068)	(12)	46,951	48,599	(1,648)	(3)
Total revenues	48,664	47,342	1,322	3	145,363	137,241	8,122	6
Provision for loan losses	350	1,300	(950)	(73)	750	2,400	(1,650)	(69)
Noninterest expense	26,062	26,754	(692)	(3)	79,480	78,346	1,134	1
Income before income taxes	22,252	19,288	2,964	15	65,133	56,495	8,638	15
Income tax expense	4,741	6,326	(1,585)	(25)	13,737	18,552	(4,815)	(26)
Net income	$17,511	$12,962	$4,549	35%	$51,396	$37,943	$13,453	35%

The following table presents a summary of performance metrics and ratios:

	Three Months		Nine Months
For the periods ended September 30,	2018	2017	2018	2017
Diluted earnings per common share	$1.01	$0.75	$2.95	$2.19
Return on average assets (net income divided by average assets)	1.47%	1.17%	1.48%	1.16%
Return on average equity (net income available for common shareholders divided by average equity)	16.26%	12.43%	16.41%	12.50%
Net interest income as a percentage of total revenues	69%	63%	68%	65%
Noninterest income as a percentage of total revenues	31%	37%	32%	35%

Net income totaled $17.5 million and $51.4 million, respectively, for the three and nine months ended September 30, 2018, compared to $13.0 million and $37.9 million, respectively, for the same periods in 2017. Income before income taxes for the three and nine months ended September 30, 2018 increased by $3.0 million and $8.6 million, respectively, compared to the same periods a year ago, largely due to growth in net interest income. Income tax expense for the three and nine months ended September 30, 2018 decreased by $1.6 million and $4.8 million, respectively, compared to the same periods in 2017, due to the December 2017 enactment of the Tax Cuts and Jobs Act (the “Tax Act”), which included the reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

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

Three months ended September 30,	2018			2017			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$52,218	$261	1.98	$61,390	$197	1.27	($9,172)	$64	0.71
Mortgage loans held for sale	34,571	384	4.41	28,820	289	3.98	5,751	95	0.43
Taxable debt securities	825,302	5,383	2.59	751,735	4,655	2.46	73,567	728	0.13
Nontaxable debt securities	935	11	4.67	4,287	65	6.02	(3,352)	(54)	(1.35)
Total securities	826,237	5,394	2.59	756,022	4,720	2.48	70,215	674	0.11
FHLB stock	45,181	634	5.57	44,057	467	4.21	1,124	167	1.36
Commercial real estate	1,233,230	13,931	4.48	1,157,613	11,235	3.85	75,617	2,696	0.63
Commercial & industrial	642,005	7,720	4.77	594,009	6,684	4.46	47,996	1,036	0.31
Total commercial	1,875,235	21,651	4.58	1,751,622	17,919	4.06	123,613	3,732	0.52
Residential real estate	1,331,304	13,362	3.98	1,181,866	11,252	3.78	149,438	2,110	0.20
Home equity	284,080	3,469	4.84	296,288	3,196	4.28	(12,208)	273	0.56
Other	27,635	344	4.94	33,401	408	4.85	(5,766)	(64)	0.09
Total consumer	311,715	3,813	4.85	329,689	3,604	4.34	(17,974)	209	0.51
Total loans	3,518,254	38,826	4.38	3,263,177	32,775	3.98	255,077	6,051	0.40
Total interest-earning assets	4,476,461	45,499	4.03	4,153,466	38,448	3.67	322,995	7,051	0.36
Noninterest-earning assets	248,437			248,070			367
Total assets	$4,724,898			$4,401,536			$323,362
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$134,632	$465	1.37	$46,352	$30	0.26	$88,280	$435	1.11
NOW accounts	458,143	104	0.09	442,166	68	0.06	15,977	36	0.03
Money market accounts	631,570	1,104	0.69	680,755	642	0.37	(49,185)	462	0.32
Savings accounts	375,528	60	0.06	366,177	56	0.06	9,351	4	—
Time deposits (in-market)	706,726	2,806	1.58	565,402	1,566	1.10	141,324	1,240	0.48
Total interest-bearing in-market deposits	2,306,599	4,539	0.78	2,100,852	2,362	0.45	205,747	2,177	0.33
Wholesale brokered time deposits	438,604	2,007	1.82	404,953	1,473	1.44	33,651	534	0.38
Total interest-bearing deposits	2,745,203	6,546	0.95	2,505,805	3,835	0.61	239,398	2,711	0.34
FHLB advances	852,904	4,937	2.30	837,300	3,816	1.81	15,604	1,121	0.49
Junior subordinated debentures	22,681	232	4.06	22,681	159	2.78	—	73	1.28
Other	—	—	—	1	—	—	(1)	—	—
Total interest-bearing liabilities	3,620,788	11,715	1.28	3,365,787	7,810	0.92	255,001	3,905	0.36
Noninterest-bearing demand deposits	612,597			567,737			44,860
Other liabilities	65,207			55,150			10,057
Shareholders’ equity	426,306			412,862			13,444
Total liabilities and shareholders’ equity	$4,724,898			$4,401,536			$323,362
Net interest income (FTE)		$33,784			$30,638			$3,146
Interest rate spread			2.75			2.75			—
Net interest margin			2.99			2.93			0.06

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2018	2017	Change
Commercial loans	$333	$555	($222)
Nontaxable debt securities	2	24	(22)
Total	$335	$579	($244)

Nine months ended September 30,	2018			2017			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$53,828	$723	1.80	$59,357	$457	1.03	($5,529)	$266	0.77
Mortgage loans held for sale	29,770	923	4.15	25,090	734	3.91	4,680	189	0.24
Taxable debt securities	817,274	15,859	2.59	760,308	14,208	2.50	56,966	1,651	0.09
Nontaxable debt securities	1,743	65	4.99	7,602	347	6.10	(5,859)	(282)	(1.11)
Total debt securities	819,017	15,924	2.60	767,910	14,555	2.53	51,107	1,369	0.07
FHLB stock	43,149	1,700	5.27	44,015	1,293	3.93	(866)	407	1.34
Commercial real estate	1,225,875	39,740	4.33	1,175,302	32,824	3.73	50,573	6,916	0.60
Commercial & industrial	624,563	22,113	4.73	581,514	19,448	4.47	43,049	2,665	0.26
Total commercial	1,850,438	61,853	4.47	1,756,816	52,272	3.98	93,622	9,581	0.49
Residential real estate	1,278,662	37,717	3.94	1,150,473	32,763	3.81	128,189	4,954	0.13
Home equity	285,143	9,908	4.65	297,079	9,120	4.10	(11,936)	788	0.55
Other	29,328	1,073	4.89	35,166	1,271	4.83	(5,838)	(198)	0.06
Total consumer	314,471	10,981	4.67	332,245	10,391	4.18	(17,774)	590	0.49
Total loans	3,443,571	110,551	4.29	3,239,534	95,426	3.94	204,037	15,125	0.35
Total interest-earning assets	4,389,335	129,821	3.95	4,135,906	112,465	3.64	253,429	17,356	0.31
Noninterest-earning assets	239,187			238,050			1,137
Total assets	$4,628,522			$4,373,956			$254,566
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$100,644	$595	0.79	$52,564	$37	0.09	$48,080	$558	0.70
NOW accounts	456,083	215	0.06	433,435	176	0.05	22,648	39	0.01
Money market accounts	671,135	2,944	0.59	715,386	1,881	0.35	(44,251)	1,063	0.24
Savings accounts	373,105	173	0.06	361,904	158	0.06	11,201	15	—
Time deposits (in-market)	662,850	6,890	1.39	559,938	4,443	1.06	102,912	2,447	0.33
Total interest-bearing in-market deposits	2,263,817	10,817	0.64	2,123,227	6,695	0.42	140,590	4,122	0.22
Wholesale brokered time deposits	426,096	5,405	1.70	398,349	4,233	1.42	27,747	1,172	0.28
Total interest-bearing deposits	2,689,913	16,222	0.81	2,521,576	10,928	0.58	168,337	5,294	0.23
FHLB advances	846,359	13,627	2.15	828,775	10,669	1.72	17,584	2,958	0.43
Junior subordinated debentures	22,681	629	3.71	22,681	446	2.63	—	183	1.08
Other	—	—	—	13	1	10.28	(13)	(1)	(10.28)
Total interest-bearing liabilities	3,558,953	30,478	1.14	3,373,045	22,044	0.87	185,908	8,434	0.27
Noninterest-bearing demand deposits	590,573			546,393			44,180
Other liabilities	61,042			49,721			11,321
Shareholders’ equity	417,954			404,797			13,157
Total liabilities and shareholders’ equity	$4,628,522			$4,373,956			$254,566
Net interest income (FTE)		$99,343			$90,421			$8,922
Interest rate spread			2.81			2.77			0.04
Net interest margin			3.03			2.92			0.11

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2018	2017	Change
Commercial loans	$918	$1,657	($739)
Nontaxable debt securities	13	122	(109)
Total	$931	$1,779	($848)

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three and nine months ended September 30, 2018 totaled $33.4 million and $98.4 million, respectively, compared to $30.1 million and $88.6 million, respectively, for the same periods in 2017. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Income associated with loan payoffs and prepayment penalties is included in net interest income.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans is impacted by the level of income associated with loan payoffs and prepayment penalties recognized in each period. For the three and nine months ended September 30, 2018, income associated with loan payoffs and prepayment penalties amounted to $173 thousand and $703 thousand, respectively, compared to $131 thousand and $815 thousand, respectively, for the same periods in 2017.

FTE net interest income for the three and nine months ended September 30, 2018 amounted to $33.8 million and $99.3 million, respectively, up by $3.1 million and $8.9 million, respectively, from the same periods in 2017. The net interest margin was 2.99% and 3.03%, respectively, for the three and nine months ended September 30, 2018, compared to 2.93% and 2.92%, respectively, for the same periods a year ago. Excluding the impact of income associated with loan payoffs and prepayment penalties from each period, net interest income for the three and nine months ended September 30, 2018 increased by $3.1 million and $9.0 million, respectively, from the same periods in 2017. Excluding the impact of income associated with loan payoffs and prepayment penalties from each period, the net interest margin was 2.98% and 3.00%, respectively, for the three and nine months ended September 30, 2018, compared to 2.91% and 2.90%, respectively, for the same periods in 2017. While the net interest margin benefited from the rise in market interest rates on variable rate loans and growth in lower-cost in-market deposit balances, it was also impacted by a higher cost of funds.

Total average loans for the three and nine months ended September 30, 2018 increased by $255.1 million and $204.0 million, respectively, from the average balances for the comparable 2017 periods, with growth in average residential real estate and commercial loan balances. The yield on total loans for the three and nine months ended September 30, 2018 was 4.38% and 4.29%, respectively, compared to 3.98% and 3.94%, respectively, for the same periods in 2017. Excluding the impact of income associated with loan payoffs and prepayment penalties from each period, the yield on total loans for the three and nine months ended September 30, 2018 was 4.36% and 4.26%, respectively, compared to 3.97% and 3.90%, respectively, for the same periods in 2017. Yields on LIBOR-based and prime-based loans reflected the increases in market rates of interest.

Total average securities for the three and nine months ended September 30, 2018 increased by $70.2 million and $51.1 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on the securities portfolio for the three and nine months ended September 30, 2018 was 2.59% and 2.60%, respectively, compared to 2.48% and 2.53%, respectively, for the same periods in 2017.

In future periods, yields on loans and securities will be affected by the amount and composition of loan growth and additions to the securities portfolio, the runoff of existing portfolio balances and the level of market interest rates.

The average balance of FHLB advances for the three and nine months ended September 30, 2018 increased by $15.6 million and $17.6 million, respectively, compared to the average balances for the same periods in 2017. The average rate paid on such

Management's Discussion and Analysis

advances for the three and nine months ended September 30, 2018 was 2.30% and 2.15%, respectively, compared to 1.81% and 1.72%, respectively, for the same periods in 2017, due to higher rates on short-term advances.

Total average interest-bearing deposits for the three and nine months ended September 30, 2018 increased by $239.4 million and $168.3 million, respectively, from the average balances for the same periods in 2017. Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which increased by $33.7 million and $27.7 million, respectively, from the same periods in 2017. Excluding wholesale brokered time deposits, average in-market interest-bearing deposits for the three and nine months ended September 30, 2018 increased by $205.7 million and $140.6 million, respectively, from the average balances for the same periods in 2017, with growth in time deposits and demand deposits, partially offset by a decline in money market accounts. The average rate paid on in-market interest-bearing deposits for the three and nine months ended September 30, 2018 increased by 33 basis points and 22 basis points, respectively, compared to the same periods in 2017, largely due to higher rates paid on promotional time deposits, money market accounts and demand deposits. See additional disclosure under the caption “Sources of Funds” regarding a program implemented in June 2018 that transitioned wealth management client assets, previously held in outside accounts, into insured interest-bearing demand deposits on Washington Trust's balance sheet.

The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2018 increased by $44.9 million and $44.2 million, respectively, from the average balances for the same periods in 2017.

Management's Discussion and Analysis

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended September 30, 2018 vs. 2017			Nine Months Ended September 30, 2018 vs. 2017
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	($33)	$97	$64	($46)	$312	$266
Mortgage loans held for sale	62	33	95	142	47	189
Taxable debt securities	473	255	728	1,115	536	1,651
Nontaxable debt securities	(42)	(12)	(54)	(230)	(52)	(282)
Total securities	431	243	674	885	484	1,369
FHLB stock	12	155	167	(26)	433	407
Commercial real estate	769	1,927	2,696	1,460	5,456	6,916
Commercial & industrial	557	479	1,036	1,493	1,172	2,665
Total commercial	1,326	2,406	3,732	2,953	6,628	9,581
Residential real estate	1,488	622	2,110	3,793	1,161	4,954
Home equity	(135)	408	273	(382)	1,170	788
Other	(71)	7	(64)	(214)	16	(198)
Total consumer	(206)	415	209	(596)	1,186	590
Total loans	2,608	3,443	6,051	6,150	8,975	15,125
Total interest income	3,080	3,971	7,051	7,105	10,251	17,356
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	134	301	435	59	499	558
NOW accounts	2	34	36	8	31	39
Money market accounts	(49)	511	462	(125)	1,188	1,063
Savings accounts	4	—	4	15	—	15
Time deposits (in-market)	452	788	1,240	908	1,539	2,447
Total interest-bearing in-market deposits	543	1,634	2,177	865	3,257	4,122
Wholesale brokered time deposits	128	406	534	306	866	1,172
Total interest-bearing deposits	671	2,040	2,711	1,171	4,123	5,294
FHLB advances	72	1,049	1,121	231	2,727	2,958
Junior subordinated debentures	—	73	73	—	183	183
Other	—	—	—	(1)	—	(1)
Total interest expense	743	3,162	3,905	1,401	7,033	8,434
Net interest income (FTE)	$2,337	$809	$3,146	$5,704	$3,218	$8,922

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

Loan loss provisions charged to earnings totaled $350 thousand and $750 thousand, respectively for the three and nine months ended September 30, 2018, compared to $1.3 million and $2.4 million, respectively, for the three and nine months ended

Management's Discussion and Analysis

September 30, 2017. These provisions were based on management’s assessment of asset quality and credit quality metrics, changes in the loan portfolio and loss exposure allocations.

For the three and nine months ended September 30, 2018, net charge-offs totaled $15 thousand and $729 thousand, respectively, compared to net charge-offs of $654 thousand and $1.1 million, respectively, for the three and nine months ended September 30, 2017.

The allowance for loan losses was $26.5 million, or 0.75% of total loans, at September 30, 2018, compared to $26.5 million, or 0.79% of total loans, at December 31, 2017. See additional discussion under the caption “Asset Quality” for further information on the allowance for loan losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2018	2017	$	%	2018	2017	$	%
Noninterest income:
Wealth management revenues	$9,454	$10,013	($559)	(6%)	$29,329	$29,432	($103)	—%
Mortgage banking revenues	2,624	3,036	(412)	(14)	8,403	8,295	108	1
Service charges on deposit accounts	885	942	(57)	(6)	2,651	2,726	(75)	(3)
Card interchange fees	983	894	89	10	2,791	2,598	193	7
Income from bank-owned life insurance	572	546	26	5	1,624	1,624	—	—
Loan related derivative income	278	1,452	(1,174)	(81)	1,087	2,744	(1,657)	(60)
Other income	419	400	19	5	1,066	1,180	(114)	(10)
Total noninterest income	$15,215	$17,283	($2,068)	(12)%	$46,951	$48,599	($1,648)	(3)%

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

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2018	2017	$	%	2018	2017	$	%
Wealth management revenues:
Trust and investment management fees	$9,322	$9,101	$221	2%	$28,413	$26,400	$2,013	8%
Mutual fund fees	—	690	(690)	(100)	—	2,039	(2,039)	(100)
Asset-based revenues	9,322	9,791	(469)	(5)	28,413	28,439	(26)	—
Transaction-based revenues	132	222	(90)	(41)	916	993	(77)	(8)
Total wealth management revenues	$9,454	$10,013	($559)	(6)%	$29,329	$29,432	($103)	—%

Wealth management revenues for the three and nine months ended September 30, 2018 decreased by $559 thousand and $103 thousand, respectively, from the comparable periods in 2017, reflecting a higher level of trust and investment management fees and a decline in mutual fund fees.

Management's Discussion and Analysis

Trust and investment management fee income benefited from financial market appreciation, as the average balance of assets under administration for the nine months ended September 30, 2018 amounted to $6.5 billion, up by 2% from the comparable 2017 period. Trust and investment management fee income was also positively impacted by a fee increase on a portion of our wealth management business that went effective at the beginning of 2018. However, this revenue source was adversely impacted by net client asset outflows of $586.0 million in the first nine months of 2018. Approximately 90% of these outflows were associated with the loss of certain client-facing personnel in the latter portion of the first quarter of 2018.

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

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2018	2017	2018	2017
Wealth management assets under administration:
Balance at the beginning of period	$6,220,155	$6,403,501	$6,714,637	$6,063,293
Net investment (depreciation) appreciation & income	232,245	270,549	333,671	653,896
Net client asset flows	9,940	(86,151)	(585,968)	(129,290)
Balance at the end of period	$6,462,340	$6,587,899	$6,462,340	$6,587,899

Assets under administration stood at $6.5 billion at September 30, 2018, down by $125.6 million, or 2%, from a year ago, and down by $252.3 million, or 4%, from December 31, 2017. The decline in the end of period balance of wealth management assets from December 31, 2017 was largely due to net client asset outflows as further described above.

Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2018	2017	$	%	2018	2017	$	%
Mortgage banking revenues:
Gains and commissions on loan sales (1)	$2,485	$2,952	($467)	(16)%	$7,950	$8,004	($54)	(1)%
Loan servicing fee income, net (2)	139	84	55	65	453	291	162	56
Total mortgage banking revenues	$2,624	$3,036	($412)	(14)%	$8,403	$8,295	$108	1%

Loans sold to the secondary market	$132,146	$147,331	($15,185)	(10)%	$334,677	$391,687	($57,010)	(15)%

(1)	Includes gains on loan sales, commissions on loans originated for others, servicing right gains, fair value adjustments on loans held for sale, and fair value adjustments and gains on forward loan commitments.

(2)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.

For the three and nine months ended September 30, 2018, mortgage banking revenues were down by $412 thousand and up by $108 thousand, respectively, from the same periods in 2017. The change in mortgage banking revenues reflected a lower volume of loans sold in 2018. Mortgage banking revenues was also impacted by the change in fair value adjustments on mortgage loan

Management's Discussion and Analysis

commitments and loans held for sale and a higher sales yield on loans sold to the secondary market. The change in fair value adjustments and the increase in sales yield were associated with the commencement of a portfolio-based economic hedging program that began at the beginning of 2018. Prior to 2018, Washington Trust economically hedged mortgage loan commitments only on a loan by loan basis. The change in mortgage banking revenues from the 2017 periods also reflected an increase in loan servicing fee income largely due to a higher balance of residential real estate loans serviced for others in 2018.

Loan related derivative income for the three and nine months ended September 30, 2018 decreased by $1.2 million and $1.7 million, respectively, from the comparable periods in 2017. The decline was largely due to relatively less volume, reflecting a lower level of commercial loan borrower demand for interest rate swap transactions.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2018	2017	$	%	2018	2017	$	%
Noninterest expenses:
Salaries and employee benefits	$17,283	$17,362	($79)	—%	$52,359	$51,697	$662	1%
Outsourced services	1,951	1,793	158	9	6,174	4,960	1,214	24
Net occupancy	2,013	1,928	85	4	5,945	5,662	283	5
Equipment	1,080	1,380	(300)	(22)	3,329	4,160	(831)	(20)
Legal, audit and professional fees	559	534	25	5	1,840	1,732	108	6
FDIC deposit insurance costs	410	308	102	33	1,236	1,258	(22)	(2)
Advertising and promotion	440	416	24	6	946	1,015	(69)	(7)
Amortization of intangibles	245	253	(8)	(3)	740	787	(47)	(6)
Change in fair value of contingent consideration	—	—	—	—	—	(310)	310	100
Other	2,081	2,780	(699)	(25)	6,911	7,385	(474)	(6)
Total noninterest expense	$26,062	$26,754	($692)	(3)%	$79,480	$78,346	$1,134	1%

Noninterest Expense Analysis
Salaries and employee benefits expense for the three and nine months ended September 30, 2018 decreased by $79 thousand and increased by $662 thousand, respectively, compared to the same periods in 2017. The year-to-date increase reflected annual merit increases and special employee compensation enhancements made in 2018. As previously announced, the reduction of the federal corporate income tax rate by the Tax Act provided Washington Trust with the opportunity to further recognize and invest in our employees with special compensation enhancements. In the first quarter of 2018, one-time cash incentive bonuses of approximately $450 thousand were expensed and paid to employees below a certain compensation threshold. In addition in the first quarter of 2018, we implemented a $1.00 per hour salary increase for employees below a certain compensation level. The change in salaries and benefits expense also included a lower level of commission expense in the mortgage banking and wealth management business lines in 2018.

Outsourced services for the three and nine months ended September 30, 2018 increased by $158 thousand and $1.2 million, respectively, compared to the same periods in 2017. Equipment expense for the three and nine months ended September 30, 2018 decreased by $300 thousand and $831 thousand, respectively, from the same periods a year ago. Both the increase in outsourced services and the decline in equipment expense reflects the expansion of services, including software application processing and operational services, provided by third party vendors. Also, in the third quarter of 2018, a one-time third party vendor credit of $300 thousand was recognized as a reduction to outsourced services expense.

During the nine months ended September 30, 2017, the Corporation recorded a net reduction to noninterest expenses of $310 thousand reflecting the change in fair value of a contingent consideration liability. As part of the consideration to acquire Halsey Associates, Inc. (“Halsey”), a contingent consideration liability was initially recorded at fair value in August 2015 representing the estimated present value of future earn-outs to be paid based on the future revenue growth of Halsey during the 5-year period following the acquisition. One of the two earn-out periods associated with this contingent consideration liability ended December 31, 2017.

Management's Discussion and Analysis

Other expenses for the three and nine months ended September 30, 2018 decreased by $699 thousand and $474 thousand, respectively, from the same periods in 2017. The year-over-year comparisons of other expenses were impacted by the following:

•	In the second quarter of 2017, a goodwill impairment charge of $150 thousand was recognized on WSC, a small broker-dealer subsidiary.

•
In the third quarter of 2017, a charge of approximately $570 thousand was recognized in connection with a claim against another bank related to a matter involving one of the Bank’s customers. In the fourth quarter of 2017, Washington Trust received a settlement totaling $325 thousand from the other bank associated with this incident. The receipt of the settlement was recognized in the fourth quarter of 2017, as a reduction in other expenses.

•
For the nine months ended September 30, 2018, software system implementation costs of $796 thousand were recognized. There were no such costs recognized for the three months ended September 30, 2018. For the three and nine months ended September 30, 2017, software system implementation costs of $242 thousand and $458 thousand, respectively, were recognized. The 2018 amounts were primarily associated with our new wealth management and trust accounting system, which was completed in April 2018. The 2017 amounts were also associated with the new wealth management and trust accounting system, as well as the migration of our loan and deposit accounting system from an in-house environment to an externally hosted environment that was completed in October 2017.

Excluding the impact of the items mentioned above, other expenses for the three and nine months ended September 30, 2018 increased by $113 thousand and decreased by $92 thousand, respectively, from the same periods a year ago.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2018	2017	2018	2017
Income tax expense	$4,741	$6,326	$13,737	$18,552
Effective income tax rate	21.3%	32.8%	21.1%	32.8%

The decline in income tax expense and in the effective tax rates from the prior year was due to the December 2017 enactment of the Tax Act, which included the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018.

The effective income tax rates for the three and nine months ended September 30, 2018 and 2017 differed from the federal rates of 21% in 2018 and 35% in 2017 primarily due to the benefits of tax-exempt loan and investment security income, income from BOLI, state income taxes, federal tax credits and the recognition of excess tax benefits associated with the settlement of share-based awards.

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

Management's Discussion and Analysis

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2018	2017	$	%	2018	2017	$	%
Net interest income	$27,036	$24,795	$2,241	9%	$79,656	$72,985	$6,671	9%
Provision for loan losses	350	1,300	(950)	(73)	750	2,400	(1,650)	(69)
Net interest income after provision for loan losses	26,686	23,495	3,191	14	78,906	70,585	8,321	12
Noninterest income	5,174	6,711	(1,537)	(23)	15,947	17,500	(1,553)	(9)
Noninterest expense	16,253	16,480	(227)	(1)	48,502	47,724	778	2
Income before income taxes	15,607	13,726	1,881	14	46,351	40,361	5,990	15
Income tax expense	3,344	4,463	(1,119)	(25)	9,834	13,142	(3,308)	(25)
Net income	$12,263	$9,263	$3,000	32%	$36,517	$27,219	$9,298	34%

Net interest income for the Commercial Banking segment for the three and nine months ended September 30, 2018, increased by $2.2 million and $6.7 million, respectively, from the same periods in 2017, largely reflecting growth in loans, which was partially offset by a shift in the mix of deposits to higher cost categories and increases in rates paid on in-market deposits.

Loan loss provisions charged to earnings totaled $350 thousand and $750 thousand, respectively, for the three and nine months ended September 30, 2018, compared to $1.3 million and $2.4 million, respectively, for the three and nine months ended September 30, 2017. These provisions were based on management’s assessment of asset quality and credit quality metrics, changes in the loan portfolio and loss exposure allocations.

Noninterest income derived from the Commercial Banking segment for the three and nine months ended September 30, 2018 was down by $1.5 million and $1.6 million, respectively, from the comparable periods in 2017. The decreases largely reflected a lower volume of loan related derivative transactions and related income in 2018. See additional discussion regarding the changes in mortgage banking revenues under the caption “Noninterest Income.”

Commercial Banking noninterest expenses for the three and nine months ended September 30, 2018 were down by $227 thousand and up by $778 thousand, respectively, from the same periods in 2017. The three and nine months ended September 30, 2017 included a charge of approximately $570 thousand classified as other expenses and discussed further under the caption “Noninterest Expense” above. Excluding this charge, noninterest expenses for the three and nine months ended September 30, 2018 for the Commercial Banking segment increased by $343 thousand and $1.3 million, respectively. The year-to-date increase largely reflected increases in salaries and employee benefits costs and outsourced services, partially offset by declines in equipment expense and software system implementation costs.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2018	2017	$	%	2018	2017	$	%
Net interest expense	($90)	($48)	($42)	88%	($225)	($120)	($105)	88%
Noninterest income	9,454	10,013	(559)	(6)	29,329	29,432	(103)	—
Noninterest expense	6,565	7,221	(656)	(9)	21,123	21,394	(271)	(1)
Income before income taxes	2,799	2,744	55	2	7,981	7,918	63	1
Income tax expense	710	1,092	(382)	(35)	2,008	3,172	(1,164)	(37)
Net income	$2,089	$1,652	$437	26%	$5,973	$4,746	$1,227	26%

Management's Discussion and Analysis

For the three and nine months ended September 30, 2018, noninterest income derived from the Wealth Management Services segment decreased by $559 thousand and $103 thousand, respectively, compared to the same periods in 2017. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

For the three and nine months ended September 30, 2018, noninterest expenses for the Wealth Management Services segment decreased by $656 thousand and $271 thousand, respectively, from the same periods in 2017. The noninterest expense comparison for this segment was impacted by the following items:

•	In the first quarter of 2017, a non-taxable fair value adjustment on a contingent consideration liability of $310 thousand was recognized, which decreased noninterest expenses.

•	In the second quarter of 2017, a non-taxable goodwill impairment charge of $150 thousand was recognized.

•
For the nine months ended September 30, 2018, software system implementation costs of $724 thousand were recognized, predominantly in connection with a system that was implemented in April 2018. For the three and nine months ended September 30, 2017 software system implementation costs of $203 thousand and $288 thousand, respectively, were recognized.

•	In the third quarter of 2018, a one-time third party vendor credit of $300 thousand was recognized as a reduction to outsourced services expense.
Excluding the impact of the items mentioned above, total noninterest expenses for the Wealth Management Services segment for the three and nine months ended September 30, 2018 decreased by $153 thousand and $567 thousand, respectively, from the same periods in 2017, largely reflecting lower salaries and benefits costs.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2018	2017	$	%	2018	2017	$	%
Net interest income	$6,503	$5,312	$1,191	22%	$18,981	$15,777	$3,204	20%
Noninterest income	587	559	28	5	1,675	1,667	8	—
Noninterest expense	3,244	3,053	191	6	9,855	9,228	627	7
Income before income taxes	3,846	2,818	1,028	36	10,801	8,216	2,585	31
Income tax expense	687	771	(84)	(11)	1,895	2,238	(343)	(15)
Net income	$3,159	$2,047	$1,112	54%	$8,906	$5,978	$2,928	49%

Net interest income for the Corporate unit for the three and nine months ended September 30, 2018 was up by $1.2 million and $3.2 million, respectively, compared to the same periods in 2017, reflecting increased investment income due to growth in the investment securities portfolio and higher dividend income on FHLB stock, partially offset by increased FHLB borrowing costs.

Noninterest expenses for the Corporate unit for the three and nine months ended September 30, 2018 were up by $191 thousand and $627 thousand, respectively, from the same periods in 2017, reflecting increased staffing.

Management's Discussion and Analysis

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	September 30, 2018	December 31, 2017	$	%
Total securities	823,510	793,495	30,015	4%
Total loans	3,556,203	3,374,071	182,132	5
Allowance for loan losses	26,509	26,488	21	—
Total assets	4,770,672	4,529,850	240,822	5
Total deposits	3,414,348	3,242,707	171,641	5
FHLB advances	828,392	791,356	37,036	5
Total shareholders’ equity	427,909	413,284	14,625	4

Total assets stood at $4.8 billion at September 30, 2018, up by $240.8 million from the end of 2017, largely reflecting loan growth and purchases of securities. In the nine months ended September 30, 2018, total deposits increased by $171.6 million and FHLB advances increased by $37.0 million. Shareholders’ equity amounted to $427.9 million at September 30, 2018, up by $14.6 million from the balance at the end of 2017. As of September 30, 2018, the Bancorp and the Bank were “well capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2018 and December 31, 2017, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$193,473	24%	$157,604	20%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	592,862	72	590,882	76
Obligations of states and political subdivisions	937	—	2,359	—
Individual name issuer trust preferred debt securities	12,464	2	16,984	2
Corporate bonds	12,911	2	13,125	2
Total securities available for sale	$812,647	100%	$780,954	100%

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$10,863	100%	$12,541	100%
Total securities held to maturity	$10,863	100%	$12,541	100%

The securities portfolio stood at $823.5 million as of September 30, 2018, or 17% of total assets, compared to $793.5 million as of December 31, 2017, or 18% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Obligations of and mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, totaling $127.8 million with a weighted average yield of 3.34% were purchased during the nine months ended September 30, 2018. These purchases were offset by routine principal pay-downs on mortgage-backed securities, calls and maturities of debt securities and a temporary decline in the fair value of available for sale securities.

As of September 30, 2018 and December 31, 2017, the net unrealized loss position on securities available for sale and held to maturity amounted to $33.7 million and $9.7 million, respectively, and included gross unrealized losses of $34.8 million and $13.5 million, respectively.  As of September 30, 2018, the gross unrealized losses were concentrated in obligations of and mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises and were primarily attributable to relative changes in interest rates since the time of purchase. Management evaluated the impairment status of these debt securities and does not consider these investments to be other-than-temporarily impaired at September 30, 2018. See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

Management's Discussion and Analysis

Washington Trust owns trust preferred debt securities of individual name issuers in the financial services industry. The following table presents information concerning these holdings, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Name Issuer Trust Preferred Debt Securities

(Dollars in thousands)	September 30, 2018				Credit Ratings
					September 30, 2018		Form 10-Q Filing Date
Named Issuer (parent holding company)	(i)	Amortized Cost	Fair Value	Unrealized Losses	Moody’s	S&P	Moody’s	S&P
Wells Fargo & Company	2	5,176	4,868	(308)	A1/Baa1	BBB/BBB-	A1/Baa1	BBB/BBB-
SunTrust Banks, Inc.	1	4,182	3,917	(265)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Northern Trust Corporation	1	1,990	1,870	(120)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,955	1,809	(146)	Baa2	BB+ (ii)	Baa2	BB+ (ii)
Totals	5	$13,303	$12,464	($839)

(i)	Number of separate issuances, including issuances of acquired institutions.

(ii)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between September 30, 2018 and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual name issuer trust preferred debt securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more-likely-than-not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Further deterioration in credit quality of the underlying issuers of the securities, deterioration in the condition of the financial services industry, worsening of the current economic environment, or additional declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses may be designated as other-than-temporary in future periods, and the Corporation may incur write-downs.

Management's Discussion and Analysis

Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,240,350	35%	$1,210,495	36%
Commercial & industrial (2)	656,882	18	612,334	18
Total commercial	1,897,232	53	1,822,829	54
Residential Real Estate:
Residential real estate (3)	1,349,340	38	1,227,248	36
Consumer:
Home equity	282,331	8	292,467	9
Other (4)	27,300	1	31,527	1
Total consumer	309,631	9	323,994	10
Total loans	$3,556,203	100%	$3,374,071	100%

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

Total loans amounted to $3.6 billion at September 30, 2018, up by $182.1 million from the end of 2017, reflecting increases of $122.1 million and $74.4 million, respectively, in the residential real estate and commercial loan portfolios, partially offset by a decrease of $14.4 million in the consumer loan portfolio.

Commercial Loans
The commercial loan portfolio represented 53% of total loans at September 30, 2018.

In making commercial loans, we may occasionally solicit the participation of other banks. Washington Trust also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $390.6 million and $364.0 million, respectively, at September 30, 2018 and December 31, 2017. Our participation in commercial loans originated by other banks also includes shared national credits. Effective January 1, 2018, shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Management's Discussion and Analysis

Commercial Real Estate Loans
Commercial real estate loans totaled $1.2 billion at September 30, 2018, up by $29.9 million, or 2%, from the balance at December 31, 2017. Included in commercial real estate loans were construction and development loans of $148.2 million and $138.0 million, respectively, at September 30, 2018 and December 31, 2017. In 2018, commercial real estate loan originations and advances amounted to $192.4 million, which were partially offset by payoffs and transfers of completed commercial construction loans to the commercial and industrial portfolio.

Commercial real estate loans are secured by a variety of property types, with approximately 90% of the total at September 30, 2018 composed of multi-family dwellings, retail facilities, office buildings, lodging, commercial mixed use properties, industrial and warehouse, and healthcare facilities. The average loan balance outstanding in the portfolio was $2.5 million and the largest individual commercial real estate loan outstanding was $26.0 million as of September 30, 2018.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Rhode Island	$352,297	29%	$360,834	30%
Connecticut	499,996	40	461,230	38
Massachusetts	299,082	24	309,013	26
Subtotal	1,151,375	93	1,131,077	94
All other states	88,975	7	79,418	6
Total	$1,240,350	100%	$1,210,495	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $656.9 million at September 30, 2018, up by $44.5 million, or 7%, from the balance at December 31, 2017. This increase included a transfer of $27.6 million of completed commercial construction loans into the commercial and industrial portfolio. In 2018, originations and increased line utilization amounted to $93.7 million, which were partially offset by payoffs and paydowns.

Shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $88.9 million at September 30, 2018. Of this balance, $69.9 million was included in the pass-rated category of commercial loan credit quality and $19.0 million was included in the special mention category. All of these loans were current with respect to contractual payment terms at September 30, 2018.

The commercial and industrial loan portfolio includes loans to a variety of business types.  Approximately 90% of the total is composed of health care/social assistance, manufacturing, owner occupied and other real estate, educational services, professional, scientific and technical, retail trade, transportation and warehousing, entertainment and recreation, finance and insurance services, other services, public administration and construction businesses. The average loan balance outstanding in the portfolio was $637 thousand and the largest individual commercial and industrial loan outstanding was $19.3 million as of September 30, 2018.

Residential Real Estate Loans
The residential real estate loan portfolio represented 38% of total loans at September 30, 2018.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Management's Discussion and Analysis

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Nine Months
Periods ended September 30,	2018		2017		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio	$94,866	44%	$90,378	39%	$291,185	47%	$243,079	38%
Originations for sale to the secondary market (1)	119,832	56	143,112	61	330,245	53	390,044	62
Total	$214,698	100%	$233,490	100%	$621,430	100%	$633,123	100%

(1)	Includes loans originated in a broker capacity.

The table below presents residential real estate loan sales activity:

(Dollars in thousands)	Three Months				Nine Months
Periods ended September 30,	2018		2017		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$24,422	18%	$37,823	26%	$82,634	25%	$89,589	23%
Loans sold with servicing rights released (1)	107,724	82	109,508	74	252,043	75	302,098	77
Total	$132,146	100%	$147,331	100%	$334,677	100%	$391,687	100%

(1)	Includes loans originated in a broker capacity.

Loans are sold with servicing retained or released. Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.7 million and $3.6 million, respectively, as of September 30, 2018 and December 31, 2017. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $590.5 million and $568.3 million, respectively, as of September 30, 2018 and December 31, 2017.

Residential real estate loans held in portfolio amounted to $1.3 billion at September 30, 2018, up by $122.1 million, or 10%, from the balance at December 31, 2017. A higher percentage of residential real estate mortgage loans were originated for retention in portfolio during the three and nine months ended September 30, 2018, compared to the same periods in 2017.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Rhode Island	$347,657	26%	$343,340	28%
Connecticut	145,962	11	140,843	12
Massachusetts	838,628	62	726,712	59
Subtotal	1,332,247	99	1,210,895	99
All other states	17,093	1	16,353	1
Total (1)	$1,349,340	100%	$1,227,248	100%

(1)	Includes residential real estate loans purchased from other financial institutions totaling $116.6 million and $129.5 million, respectively, as of September 30, 2018 and December 31, 2017.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Washington Trust also purchases loans to individuals secured by general aviation aircraft.

Management's Discussion and Analysis

The consumer loan portfolio totaled $309.6 million at September 30, 2018, down by $14.4 million, or 4%, from December 31, 2017, largely due to lower home equity line utilization. Home equity lines and home equity loans represented 91% of the total consumer portfolio at September 30, 2018. The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $18.6 million and $21.7 million, respectively, at September 30, 2018 and December 31, 2017.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Sep 30, 2018	Dec 31, 2017
Commercial:
Commercial real estate	$—	$4,954
Commercial & industrial	122	283
Total commercial	122	5,237
Residential Real Estate:
Residential real estate	9,063	9,414
Consumer:
Home equity	1,624	544
Other	—	16
Total consumer	1,624	560
Total nonaccrual loans	10,809	15,211
Property acquired through foreclosure or repossession, net	2,974	131
Total nonperforming assets	$13,783	$15,342

Nonperforming assets to total assets	0.29%	0.34%
Nonperforming loans to total loans	0.30%	0.45%
Total past due loans to total loans	0.38%	0.59%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets declined by $1.6 million from the end of 2017, with a $4.4 million decline in nonaccrual loans and a $2.8 million increase in property acquired through foreclosure.

Nonaccrual Loans
During the nine months ended September 30, 2018, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status. In addition, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2018.

Management's Discussion and Analysis

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2018				December 31, 2017
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$4,954	$—	$4,954	0.41%
Commercial & industrial	122	—	122	0.02	281	2	283	0.05
Total commercial	122	—	122	0.01	5,235	2	5,237	0.29
Residential Real Estate:
Residential real estate	1,140	7,923	9,063	0.67	3,903	5,511	9,414	0.77
Consumer:
Home equity	551	1,073	1,624	0.58	268	276	544	0.19
Other	—	—	—	—	14	2	16	0.05
Total consumer	551	1,073	1,624	0.52	282	278	560	0.17
Total nonaccrual loans	$1,813	$8,996	$10,809	0.30%	$9,420	$5,791	$15,211	0.45%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of September 30, 2018, the composition of nonaccrual loans was 1% commercial and 99% residential and consumer, compared to 34% and 66%, respectively, at December 31, 2017.

Total nonaccrual loans declined by $4.4 million from the end of 2017 due to the resolution of two nonaccrual commercial real estate relationships, both of which were previously modified in a troubled debt restructuring. In March 2018, a nonaccrual commercial real estate loan with a carrying value of $3.1 million was transferred to property acquired through foreclosure. Also in March 2018, a second nonaccrual commercial real estate loan with a carrying value of $1.8 million was reclassified to loans held for sale as the loan was sold in April at carrying value.

Nonaccrual residential real estate mortgage loans amounted to $9.1 million at September 30, 2018, down by $351 thousand from the end of 2017. As of September 30, 2018, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Rhode Island, Connecticut and Massachusetts.  Included in total nonaccrual residential real estate loans at September 30, 2018 were four loans purchased for portfolio and serviced by others amounting to $1.2 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

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

As of September 30, 2018, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)	Sep 30, 2018	Dec 31, 2017
Accruing troubled debt restructured loans
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	4,738	4,875
Total commercial	4,738	4,875
Residential Real Estate:
Residential real estate	365	369
Consumer:
Home equity	10	13
Other	23	130
Total consumer	33	143
Total accruing troubled debt restructured loans	5,136	5,387

Nonaccrual troubled debt restructured loans
Commercial:
Commercial real estate	—	4,954
Commercial & industrial	—	281
Total commercial	—	5,235
Residential Real Estate:
Residential real estate	517	529
Consumer:
Home equity	—	—
Other	—	—
Total consumer	—	—
Total nonaccrual troubled debt restructured loans	517	5,764
Total troubled debt restructured loans	$5,653	$11,151

The allowance for loans losses included specific reserves for troubled debt restructurings of $104 thousand and $1.1 million, respectively, at September 30, 2018 and December 31, 2017.

Troubled debt restructured loans declined by $5.5 million from the end of 2017, reflecting the resolution of two nonaccrual commercial real estate relationships discussed under the caption “Nonaccrual Loans.”

Management's Discussion and Analysis

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$931	0.08%	$4,960	0.41%
Commercial & industrial	142	0.02	4,076	0.67
Total commercial	1,073	0.06	9,036	0.50
Residential Real Estate:
Residential real estate	9,398	0.70	7,855	0.64
Consumer:
Home equity	2,939	1.04	3,141	1.07
Other	109	0.40	43	0.14
Consumer loans	3,048	0.98	3,184	0.98
Total past due loans	$13,519	0.38%	$20,075	0.59%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of September 30, 2018, the composition of past due loans, loans past due 30 days or more, was 8% commercial and 92% residential and consumer, compared to 45% and 55%, respectively, at December 31, 2017.

Total past due loans declined by $6.6 million from the end of 2017, with a decrease of $8.0 million in commercial loans, partially offset by an increase of $1.5 million in residential real estate loans. The decline in past due commercial loans reflected the resolution of two nonaccrual commercial real estate relationships discussed under the caption “Nonaccrual Loans.” The increase in past due residential real estate loans was concentrated in self-originated mortgage loans secured by properties in Rhode Island, Massachusetts and Connecticut.

Total past due loans as of September 30, 2018 and December 31, 2017 included nonaccrual loans of $6.4 million and $11.8 million, respectively. All loans 90 days or more past due at September 30, 2018 and December 31, 2017 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2018 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $11.8 million in potential problem loans at September 30, 2018, compared to $9.7 million at December 31, 2017. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

Management's Discussion and Analysis

The allowance for loan losses is management’s best estimate of incurred losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at September 30, 2018 is adequate and consistent with asset quality and credit quality indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

The following is a summary of impaired loans (nonaccrual loans and loans restructured in a troubled debt restructuring) by measurement type:

(Dollars in thousands)	Sep 30, 2018	Dec 31, 2017
Collateral dependent impaired loans (1)	$8,599	$13,880
Impaired loans measured on discounted cash flow method (2)	7,346	6,718
Total impaired loans	$15,945	$20,598

(1)	Net of partial charge-offs of $111 thousand and $5.1 million, respectively, at September 30, 2018 and December 31, 2017.

(2)	Net of partial charge-offs of $85 thousand and $84 thousand, respectively, at September 30, 2018 and December 31, 2017.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	September 30, 2018			December 31, 2017
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$15,945	$112	0.70%	$20,598	$1,129	5.48%
Loans collectively evaluated for impairment	3,540,258	26,397	0.75	3,353,473	25,359	0.76
Total	$3,556,203	$26,509	0.75%	$3,374,071	$26,488	0.79%

The decline in collateral dependent impaired loans individually evaluated for impairment reflected the resolution of two

Management's Discussion and Analysis

nonaccrual commercial real estate relationships disclosed under the caption “Nonaccrual Loans.”

Loan loss provisions charged to earnings totaled $350 thousand and $750 thousand, respectively for the three and nine months ended September 30, 2018, compared to $1.3 million and $2.4 million, respectively, for the three and nine months ended September 30, 2017. These provisions were based on management’s assessment of asset quality and credit quality metrics, changes in the loan portfolio and loss exposure allocations.

Net charge-offs totaled $15 thousand and $729 thousand, respectively, for the three and nine months ended September 30, 2018, compared to $654 thousand and $1.1 million, respectively for the same periods in 2017.

As of September 30, 2018, the allowance for loan losses was $26.5 million, or 0.75% of total loans, compared to $26.5 million, or 0.79% of total loans, at December 31, 2017, largely reflecting a decrease in specific reserves on impaired loans.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The total allowance is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$13,495	35%	$12,729	36%
Commercial & industrial	7,247	18	5,580	18
Total commercial	20,742	53	18,309	54
Residential Real Estate:
Residential real estate	4,115	38	5,427	36
Consumer:
Home equity	1,389	8	2,412	9
Other	263	1	340	1
Total consumer	1,652	9	2,752	10
Balance at end of period	$26,509	100%	$26,488	100%

(1)	Percentage of loans within the respective category to total loans outstanding.

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

Management's Discussion and Analysis

The following table presents a summary of deposits:

(Dollars in thousands)			Change
	September 30, 2018	December 31, 2017	$	%
Noninterest-bearing demand deposits	$611,829	$578,410	$33,419	6%
Interest-bearing demand deposits	151,322	82,728	68,594	83
NOW accounts	468,578	466,605	1,973	—
Money market accounts	650,976	731,345	(80,369)	(11)
Savings accounts	372,425	368,524	3,901	1
Time deposits (in-market)	715,635	617,368	98,267	16
Total in-market deposits	2,970,765	2,844,980	125,785	4
Wholesale brokered time deposits	443,583	397,727	45,856	12
Total deposits	$3,414,348	$3,242,707	$171,641	5%

Total deposits amounted to $3.4 billion at September 30, 2018, up by $171.6 million from December 31, 2017. This included an increase of $45.9 million of out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $125.8 million from the balance at December 31, 2017. The growth in in-market deposits reflected an increase in time deposits attributable to a promotional campaign, as well as an increase in interest-bearing demand deposits due to the implementation of a program in June of 2018 that transitioned wealth management client assets, previously held in outside accounts, into the insured reciprocal DDM program described above. These increases were partially offset by a decline in money market account balances.

FHLB Advances
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances totaled $828.4 million at September 30, 2018, up by $37.0 million from the balance at the end of 2017.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is in-market deposits, which funded approximately 62% of total average assets in the nine months ended September 30, 2018.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the nine months ended September 30, 2018.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $58.4 million for the nine months ended September 30, 2018, which was generated by net income of $51.4 million and adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $250.4 million for the nine months ended September 30, 2018, reflecting outflows to fund loan growth and purchase investment securities, FHLB stock and bank-owned life insurance. These outflows were partially offset by net inflows from principal paydowns, calls and maturities of debt securities. For the nine months ended September 30, 2018, net cash provided by financing activities amounted to $184.9 million, largely due to net increases in deposits and FHLB advances, partially offset by the payment of dividends to shareholders. See the Corporation’s Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Management's Discussion and Analysis

Capital Resources
Total shareholders’ equity amounted to $427.9 million at September 30, 2018, up by $14.6 million from December 31, 2017, including net income of $51.4 million, offset by $22.5 million for dividend declarations and a $15.6 million reduction in the accumulated comprehensive income component of shareholders’ equity primarily resulting from a temporary decline in the fair value of available for sale securities.

The Corporation declared a quarterly dividend of 43 cents per share for the three months ended September 30, 2018, compared to 39 cents per share for the same period in 2017. Year-to-date dividends declared amounted to $1.29 per share, an increase of 14 cents per share, or 12%, from the same period a year ago.

The ratio of total equity to total assets amounted to 8.97% at September 30, 2018 compared to a ratio of 9.12% at December 31, 2017.  Book value per share at September 30, 2018 and December 31, 2017 amounted to $24.75 and $23.99, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 12.77% at September 30, 2018, compared to 12.45% at December 31, 2017. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2018 and December 31, 2017, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition

Management's Discussion and Analysis

to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve of up to 500 basis points as well as parallel changes in interest rates of up to 400 basis points.  Because income simulations assume that the Corporation’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2018 and December 31, 2017.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2018		December 31, 2017
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.69)%	(6.15)%	(3.88)%	(7.94)%
100 basis point rate increase	1.90	(0.02)	3.02	2.52
200 basis point rate increase	5.90	4.04	7.31	7.64
300 basis point rate increase	9.88	7.83	11.65	12.77

The ALCO estimates that the negative exposure of net interest income to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid on deposits.  If market interest rates were to fall and remain lower for a sustained period, certain core savings and time deposit rates could decline more slowly and by a lesser amount than other market rates.  Asset yields would likely decline more rapidly than deposit costs as current asset holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market rates fall.

The overall positive exposure of net interest income to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag behind other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles.

The relative changes from December 31, 2017 to September 30, 2018, as shown in the above table, were attributable to several factors, including a higher absolute level of market interest rates and a relative increase in the proportion of wholesale funding and promotional time deposit balances.  Interest rate risk modeling assumes that wholesale funding sources are more sensitive to changes in market interest rates than core deposits.  Furthermore, the amount of time deposits scheduled to mature during the 13-24 month time period has increased, as compared to the prior period, as a result of our ongoing deposit promotions. Our modeling assumption is that these time deposit maturities will reprice at higher rates during rising rate scenarios.

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

Management's Discussion and Analysis

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2018 and December 31, 2017 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$6,316	($15,076)
Obligations of states and political subdivisions	1	(4)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	27,669	(62,725)
Trust preferred debt and other corporate debt securities	(82)	138
Total change in market value as of September 30, 2018	$33,904	($77,667)
Total change in market value as of December 31, 2017	$17,308	($69,453)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2018.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 5, 2018	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 5, 2018	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 5, 2018	By:	/s/ Maria N. Janes
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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

____________________

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.