Form 10-K
period 2018-12-31
WASHINGTON TRUST BANCORP INC
filed 2019-02-26
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2018 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 BROAD STREET, WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     401-348-1200
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.0625 PAR VALUE PER SHARE	THE NASDAQ STOCK MARKET LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:   NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes  ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☒No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes  ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2018 was $868,380,894 based on a closing sales price of $58.10 per share as reported on the NASDAQ Stock Market, which includes $23,757,845 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of January 31, 2019 was 17,302,047.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 12, 2019 for the Annual Meeting of Shareholders to be held on April 23, 2019 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2018

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

PART I

ITEM 1.  Business.

Washington Trust Bancorp, Inc.
Washington Trust Bancorp, Inc. (the “Bancorp”), a publicly-owned registered bank holding company that has elected to be a financial holding company, was organized in 1984 under the laws of the state of Rhode Island.  The Bancorp’s common stock trades on the NASDAQ Stock Market under the symbol WASH. The Bancorp owns all of the outstanding common stock of The Washington Trust Company, of Westerly (the “Bank”), a Rhode Island chartered commercial bank founded in 1800.  The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Bancorp.  See additional information under the caption “Subsidiaries.”

References in this report to “Washington Trust” or the “Corporation” refer to the Bancorp and its subsidiaries. Washington Trust offers a comprehensive product line of banking and financial services to individuals and businesses, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services through its offices in Rhode Island, Connecticut and Massachusetts; its automated teller machine (“ATM”) networks; and its internet website at www.washtrust.com.

The accounting and reporting policies of Washington Trust conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  At December 31, 2018, Washington Trust had total assets of $5.0 billion, total deposits of $3.5 billion and total shareholders’ equity of $448.2 million.

Lending Activities
Washington Trust’s total loan portfolio amounted to $3.7 billion, or 73% of total assets, at December 31, 2018. The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

Management evaluates the appropriateness of underwriting standards in response to changes in national and regional economic conditions, including such matters as market interest rates, energy prices, trends in real estate values and employment levels.  Based on management’s assessment of these matters, underwriting standards and credit monitoring activities are enhanced from time to time in response to changes in these conditions.  These assessments may result in clarification of debt service ratio calculations, changes in geographic and loan type concentrations, modifications to loan to value standards for real estate collateral, changes in credit monitoring criteria and enhancements to monitoring of construction loans.

Commercial Loans
The commercial loan portfolio represented 55% of total loans at December 31, 2018. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks. Washington Trust also participates from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits. Effective January 1, 2018, shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks. Commercial loans fall into two major categories: commercial real estate and commercial and industrial loans.

Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial or residential buildings. Commercial real estate loans frequently involve larger loan balances to single borrowers or groups of related borrowers. The Bank’s commercial real estate loans are secured by a variety of property types, such as office buildings, retail facilities, multi-family dwellings, lodging, commercial mixed use, industrial and warehouse properties and healthcare facilities. At December 31, 2018, commercial real estate loans represented 69% of the total commercial loan portfolio and 38% of the total loan portfolio.

Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable and/or general business assets.  A significant portion of the Bank’s commercial and industrial loan portfolio is also collateralized by real estate.  Commercial and industrial loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. The Bank’s commercial and industrial loan portfolio includes loans to business sectors such as health care/social assistance, manufacturing, owner-occupied and other real estate, educational services, professional, scientific and technical, finance and insurance, retail trade and transportation and warehousing. At December 31, 2018, commercial and industrial loans represented 31% of the total commercial loan portfolio and 17% of the total loan portfolio.

Residential Real Estate Loans
Washington Trust originates residential real estate mortgages through our residential mortgage lending offices in Rhode Island, eastern Massachusetts and Connecticut. Our mortgage origination business reaches beyond our bank branch network, which is primarily located in Rhode Island.

The residential real estate loan portfolio consists of mortgage and homeowner construction loans secured by one- to four-family residential properties and represented 37% of total loans at December 31, 2018.  Residential real estate loans are primarily originated by commissioned mortgage originator employees. Residential real estate loans are originated both for sale in the secondary market, as well as for retention in the Bank’s loan portfolio.  Loan sales to the secondary market provide funds for additional lending and other banking activities.  Loans originated for sale in the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate loans are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In 2018, residential mortgage loan originations for retention in portfolio amounted to

$335.6 million, while loans originated for sale in the secondary market, including loans originated in a broker capacity, totaled $427.0 million.

Also included in the residential real estate mortgage portfolio are purchased mortgage loans secured by one- to four-family residential properties in southern New England and other states. These loans were purchased from other financial institutions and were individually evaluated to Washington Trust’s underwriting standards. As of December 31, 2018, purchased residential mortgages were largely secured by properties located in Massachusetts and represented 8% of the total residential real estate loan portfolio and 3% of the total loan portfolio.

Consumer Loans
The consumer loan portfolio represented 8% of total loans as of December 31, 2018.  Consumer loans include home equity loans and lines of credit and personal installment loans.  Home equity lines and home equity loans represent 91% of the total consumer portfolio at December 31, 2018.  Our home equity line and home equity loan origination activities are conducted primarily in southern New England.  The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

Washington Trust also purchases loans to individuals secured by general aviation aircraft. These loans are individually underwritten by us at the time of purchase using standards similar to those employed for self-originated consumer loans. At December 31, 2018, these purchased loans represented 6% of the total consumer loan portfolio and 0.5% of the total loan portfolio.

Deposit Activities
At December 31, 2018, total deposits amounted to $3.5 billion. Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of deposit products with a range of interest rates and terms to consumer, commercial, non-profit and municipal deposit customers.  Washington Trust’s deposit accounts consist of noninterest-bearing demand deposits, interest-bearing demand deposits, NOW accounts, savings accounts, money market accounts and time deposits.  A variety of retirement deposit accounts are offered to customers.  Additional deposit services provided to customers include debit cards, ATMs, telephone banking, internet banking, mobile banking, remote deposit capture and other cash management services. Brokered time deposits from out-of-market institutional sources are also utilized as part of our overall funding strategy.

Washington Trust is a participant in the Insured Cash Sweep (“ICS”) program, the Demand Deposit Marketplace (“DDM”) program and the Certificate of Deposit Account Registry Service (“CDARS”) program. Washington Trust uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or certificates of deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of Federal Deposit Insurance Corporation (“FDIC”) insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.

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

At December 31, 2018, wealth management assets under administration totaled $5.9 billion. These assets are not included in the Consolidated Financial Statements. Washington Trust’s wealth management revenues represented 20% of total revenues in 2018.  A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

Investment Securities Portfolio
Washington Trust’s investment securities portfolio amounted to $938.2 million, or 19% of total assets, at December 31, 2018 and is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.  See Note 4 to the Consolidated Financial Statements for additional information.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  At December 31, 2018, the investment securities portfolio consisted of obligations of U.S. government agencies and government-sponsored enterprises, including mortgage-backed securities; obligations of states and political subdivisions; individual name issuer trust preferred debt securities; and corporate bonds.

Wholesale Funding Activities
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank utilizes advances from the FHLB to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio.  As a member of the FHLB, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  At December 31, 2018, the Bank had advances payable to the FHLB of $950.7 million. In addition, the Bank had borrowing capacity remaining of $628.5 million, as well as a $40.0 million unused line of credit with the FHLB at December 31, 2018.  The Bank pledges certain qualified investment securities and loans as collateral to the FHLB. See Note 11 to the Consolidated Financial Statements for additional information.

Additional funding sources are available through the Federal Reserve Bank of Boston (“FRB”) and in other forms of borrowing, such as securities sold under repurchase agreements. As noted above under the heading “Deposit Activities,” the Corporation also utilizes out-of-market brokered time deposits as part of its overall funding program.

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

The following is a description of Bancorp’s primary operating subsidiaries:

The Washington Trust Company, of Westerly
The Bank was originally chartered in 1800 as the Washington Bank and is the largest state-chartered bank headquartered in Rhode Island and the oldest community bank in the nation.  Its current charter dates to 1902.

The Bank provides a broad range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services.  The deposits of the Bank are insured by the FDIC, subject to regulatory limits.

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

Market Area
Washington Trust’s headquarters and main office is located in Westerly in Washington County, Rhode Island.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2018, the Bank had 10 branch offices located in southern Rhode Island (Washington County), 11 branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut.  We continue our expansion efforts into the greater Providence area, as both the population and number of businesses in that area far exceed those in southern Rhode Island. In January 2019, Washington Trust opened a full-service branch in North Providence, Rhode Island.

As noted above, Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  In addition to branch offices, the Bank has a commercial lending office at its main office and in the financial district of Providence, Rhode Island. Washington Trust also has six residential mortgage lending offices located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Glastonbury, Connecticut; and in Warwick, Rhode Island.

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

Washington Trust contends with strong competition both in generating loans and attracting deposits.  The primary factors in competing are interest rates, financing terms, fees charged, products offered, personalized customer service, online access to accounts and convenience of branch locations, ATMs and branch hours.  Competition comes from commercial banks, credit unions, savings institutions and internet banks, as well as other non-bank institutions.  Washington Trust faces strong competition from larger institutions with relatively greater resources, broader product lines and larger delivery systems. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank institutions, greater technological developments in the industry and continued bank regulatory changes.

Washington Trust operates in a highly competitive wealth management services marketplace.  Key competitive factors include investment performance, quality and level of service, as well as personal relationships.  Principal competitors in the wealth management services business are commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms and other financial companies. Many of these companies have greater resources than Washington Trust.

Employees
At December 31, 2018, Washington Trust had 623 employees consisting of 601 full-time and 22 part-time and other employees.  Management considers relations with its employees to be good.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance and a 401(k) plan. Washington Trust maintains a tax-qualified defined benefit pension plan (“qualified pension plan”) for the benefit of certain eligible employees who were hired prior to October 1, 2007. Washington Trust also has non-qualified defined benefit retirement plans to provide supplemental retirement benefits to certain employees, as described in these plans. The defined benefit pension plans were previously amended to freeze benefit accruals after a ten-year transition period ending in December 2023. See Note 17 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	37-40
II.	Investment Portfolio	48-50
III.	Loan Portfolio	51-59, 96
IV.	Summary of Loan Loss Experience	59-63, 104
V.	Deposits	37, 109
VI.	Return on Equity and Assets	29
VII.	Short-Term Borrowings	66, 110

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

Regulation of the Bancorp
As a bank holding company, the Bancorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the Rhode Island Department of Business Regulation, Division of Banking (the “RI Division of Banking”).

The Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and violations of laws, regulations, or regulatory conditions. The Federal Reserve is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

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

If a financial holding company or any depository institution subsidiary of a financial holding company fails to remain well capitalized and well managed, the Federal Reserve may impose such limitations on the conduct or activities of the financial holding company as the Federal Reserve determines to be appropriate, and the company and its affiliates may not commence any new activity or acquire control of shares of any company engaged in any activity that is authorized particularly for financial holding companies without first obtaining the approval of the Federal Reserve.  The company must also enter into an agreement with the Federal Reserve to comply with all applicable requirements to qualify as a financial holding company. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its non-banking subsidiaries engaged in activities not permissible for a bank holding company.  If an insured depository institution subsidiary of a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act (“CRA”), the financial holding company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities authorized particularly for financial holding companies or acquiring companies engaged in such activities.

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

Regulation of the Bank
The Bank is subject to the regulation, supervision and examination by the FDIC, the RI Division of Banking and the Connecticut Department of Banking.  The Bank is also subject to various Rhode Island and Connecticut business and banking regulations and the regulations issued by the Consumer Financial Protection Bureau (“CFPB”) (as enforced by the FDIC).  Additionally, under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Bancorp, including the Bank.

The FDIC, the RI Division of Banking and the Connecticut Department of Banking have the authority to issue orders to banks under their supervision to cease and desist from unsafe or unsound banking practices and violations of laws, regulations, or regulatory conditions. The FDIC, the RI Division of Banking and the Connecticut Department of Banking are also empowered to assess civil money penalties against companies or individuals who violate banking laws, orders or regulations.

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

To satisfy these requirements, in 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks, which are generally banks with $10 billion or more in assets, will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates decline once the reserve ratio reaches 1.15%. Small banks, such as the Bank, receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC automatically applies a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment for each period when the reserve ratio is at or above 1.38%.

Deposit premiums are based on assets.  To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS rating of 4 or 5 range from 11 to 30 basis points, after adjustments. Assessments for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points.

The FDIC has the authority to adjust deposit insurance assessment rates at any time.  In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  For 2018, the FDIC insurance expense for the Bank was $1.6 million.

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

Brokered Deposits.  Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”), which was enacted on May 24, 2018, amends Section 29 of the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions. Specifically, the Growth Act provides that reciprocal deposits received by an agent depository institution that places deposits (other than those obtained by or through a deposit broker) with a deposit placement network are not considered to be funds obtained by or through a deposit broker to the extent the total amount of such reciprocal deposits does not exceed the lesser of $5 billion or 20% of the depository institution’s total liabilities. However, a depository institution that is less than well capitalized may not accept or roll over such excluded reciprocal deposits at a rate of interest that is significantly higher than the prevailing rate in its market area or a national rate cap established by the FDIC. At December 31, 2018, the Bank had reciprocal deposits of less than $5 billion and less than 20% of the Bank’s total liabilities.

Community Reinvestment Act.  The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications.  The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Bank or the Bancorp from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions.  The Bank has achieved a rating of “Satisfactory” on its most recent examination dated February 8, 2016.  Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements.

Lending Restrictions.  Federal law limits a bank’s authority to extend credit to its directors, executive officers and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons.  Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons.  Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction.  Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, be approved by a majority of the disinterested directors of the Bank.

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

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1 capital, Tier 1 capital and total capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned one of several categories of risk weights based primarily on relative risk.  Under the Federal Reserve’s rules applicable to the Bancorp and the FDIC’s capital rules applicable to the Bank, the Bancorp and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio requirement of 4%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. The capital conservation buffer was fully phased in as of January 1, 2019.

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

Section 201 of the Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8% or more than 10%. The legislation provides that a qualifying community bank, which the legislation defines as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, that exceeds the community bank leverage ratio shall be considered to have met the generally applicable leverage capital requirements and the generally applicable risk-based capital requirements. In addition, a depository institution that exceeds the community bank leverage ratio will be regarded as having met the capital ratio requirements that are required in order to be considered well capitalized under Section 38 of the FDIA. The federal banking agencies may exclude institutions from availing themselves of this relief based on the institution’s risk profile, taking into account off-balance sheet exposures, trading assets and liabilities, total notional derivatives exposures and such other factors as the federal banking agencies determine appropriate. The federal banking agencies have proposed a community bank leverage ratio of 9%, which means that qualifying institutions with a community bank leverage ratio exceeding 9% would be eligible for the relief provided by Section 201 of the Growth Act. The federal banking agencies have also proposed excluding from this relief institutions with levels of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets and deferred tax assets exceeding certain levels as well as all advanced approaches banking organizations. The Bank continues to monitor the status of the proposed rules.

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

Dividend Restrictions
The Bancorp is a legal entity separate and distinct from the Bank and its other subsidiaries.  Revenues of the Bancorp are derived primarily from dividends paid to it by the Bank and the Bancorp’s other subsidiaries.  The right of the Bancorp, and consequently the right of shareholders of the Bancorp, to participate in any distribution of the assets or earnings of its subsidiaries, through the payment of such dividends or otherwise, is subject to the prior claims of creditors of the subsidiaries, including, with respect to the Bank, depositors of the Bank, except to the extent that certain claims of the Bancorp in a creditor capacity may be recognized.

Restrictions on Bank Holding Company Dividends.  The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice.  The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, under the Federal Reserve’s capital rules, the Bancorp’s ability to pay dividends is restricted if it does not maintain the required capital conservation buffer.  See “-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements” above.

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

Consumer Protection Regulation
The Bancorp and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services.  Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services.  The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms.  Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.  The FDIC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan and allows borrowers to assert violations of certain provisions of the TILA as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, CFPB’s qualified mortgage rule (the “QM Rule”), requires creditors, such as Washington Trust, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. The Growth Act included provisions that ease certain requirements related to residential mortgage transactions for certain small depository institutions, which are generally those with less than $10 billion in total consolidated assets.

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

Anti-Money Laundering
The Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving at least $10,000.  In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis.  In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.  In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

Office of Foreign Assets Control.  The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others.  These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms.  Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities.  Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal and reputational consequences for the Corporation.

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

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds.  The Dodd-Frank Act prohibits banking organizations from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the “Volcker Rule.”  Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its trading account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. Section 203 of the Growth Act includes a provision that excludes a banking organization from application of the Volcker Rule if the organization does not have and is not controlled by a company that has (i) more than $10 billion in total consolidated assets, and (ii) total trading assets and trading liabilities exceeding 5% of total consolidated assets.

Employee Retirement Income Security Act of 1974.  The Bank, Weston Financial and Halsey are each also subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, to the extent it is a “fiduciary” under ERISA with respect to some of its clients.  ERISA and related provisions of the Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of the Bank, Weston Financial or Halsey, as applicable, as well as certain transactions by the fiduciaries (and several other related parties) to such plans.

Securities and Exchange Commission Availability of Filings
Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed or furnished with the SEC.  You may read and copy any reports, statements or other information filed by Washington Trust from commercial document retrieval services and at the website maintained by the SEC at https://www.sec.gov.  In addition, Washington Trust makes available free of charge on the Investor Relations section of its website (www.washtrustbancorp.com) its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments to those reports as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Information on the Washington Trust website is not incorporated by reference into this Annual Report on Form 10‑K.

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
Our consolidated results of operations depend, to a large extent, on net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  The narrowing of interest rate spreads could adversely affect our earnings and financial condition. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities.

Certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. Additionally, some assets such as adjustable-rate mortgage loans have features, such as rate caps and floors, which restrict changes in applicable interest rates.

The market values of most of our financial assets are sensitive to fluctuations in market interest rates.  Fixed-rate investment securities, mortgage-backed securities and mortgage loans typically decline in value as interest rates rise.

Changes in market interest rates can also affect the extent to which our borrowers prepay loans and the rate of prepayments on mortgage-backed securities. When interest rates increase, prepayments generally decline and when interest rates decrease prepayments generally increase. Prepayments may adversely affect the value of such loans and investment securities and the income generated by them. Particularly in a decreasing interest rate environment, prepayments may result in the proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Changes in interest rates can also affect the amount of loans that we originate, as well as the value of loans and our ability to realize gains on the sale of loans.

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

We have adopted asset and liability management policies to mitigate the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments, funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition. While we actively manage against these risks through hedging and other risk management strategies, if our assumptions regarding borrower behavior are wrong or overall economic conditions are significantly different than anticipated, our risk management mitigation techniques may be insufficient.

For additional discussion on interest rate risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management and Interest Rate Risk.”

Our loan portfolio includes commercial loans, which are generally riskier than other types of loans.
At December 31, 2018, commercial loans represented 55% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if our portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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

We periodically make a determination of an allowance for loan losses based on available information, including, but not limited to, the quality and collectability of the loan portfolio, certain economic conditions, the value of the underlying collateral and the level of nonaccrual and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, changes to previous assumptions, or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional expense.

Determining the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments, all of which may undergo material changes. At any time, there are likely to be loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We may be required to increase our allowance for loan losses for any of several reasons. Federal and state regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance for loan losses. In addition, if losses and/or charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.

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

We have credit and market risk inherent in our investment securities portfolio.
We maintain a securities portfolio, which includes obligations of U.S. government-sponsored enterprises and agencies, including mortgage-backed securities; obligations of states and political subdivisions; individual name issuer trust preferred debt securities; and corporate bonds.  We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities.  The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, even those with no apparent credit exposure.  The valuation of our securities requires judgment and as market conditions change security values may also change.

Potential downgrades of U.S. government agency and government-sponsored enterprise securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition.
A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade of the sovereign credit ratings of the U.S. government could adversely impact the value of our investment securities portfolio and may trigger requirements to post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have a material adverse effect on our operations.
We are subject to regulation and supervision by the Federal Reserve, and the Bank and its various subsidiaries are subject to regulation and supervision by the FDIC, and the banking divisions or departments of states in which we are licensed to do business. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; the manner in which we conduct mortgage banking activities; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The FDIC and the banking divisions or departments of states in which we are licensed to do business have the power to issue consent orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.

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

Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.
In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it will plan for a phase out of regulatory oversight of the London Interbank Offered Rate (“LIBOR”). The FCA has indicated that they will support the LIBOR interest rate indices through 2021 to allow for an orderly transition to alternative reference rates. Other financial services regulators and industry groups, including the International Swaps and Derivatives Association (“ISDA”), are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rates. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of LIBOR-based loans, derivatives, investment securities and other financial obligations held by or due to Washington Trust, and could adversely impact our financial condition or results of operations.

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
Revenues from wealth management services represented 20% of our total revenues for 2018.  A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities.  Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

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

Wealth management revenues are primarily derived from investment management, trustee and personal representative fees and financial planning services.  Most of our investment management clients may withdraw funds from accounts under management generally at their sole discretion.  Financial planning contracts are terminable upon relatively short notice.  The financial performance of our wealth management business is a significant factor in our overall results of operations and financial condition.

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

We may not be able to compete effectively in our increasingly competitive industry.
We compete with larger bank and non-bank financial institutions for loans and deposits in the communities we serve, and we may face even greater competition in the future due to legislative, regulatory and technological changes and continued consolidation.  Many of our competitors have significantly greater resources and lending limits than we have.  Banks and other financial services firms can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service.  In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automated transfer and automatic payment systems.  Many competitors have fewer regulatory constraints and may have lower cost structures than we do.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.  Our long-term success depends on our ability to compete successfully with other financial institutions in our service areas.

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
We are dependent on our reputation within our market area, as a trusted and responsible financial services company, for all aspects of our business with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future businesses. Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Furthermore, any damage to our reputation could affect our ability to retain and develop the business relationships necessary to conduct business, which in turn could negatively impact our financial condition, results of operations, and the market price of our common stock.

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

Potential deterioration in the performance or financial position of the FHLB might restrict our funding needs and may adversely impact our financial condition and results of operations.
Significant components of our liquidity needs are met through our access to funding pursuant to our membership in the FHLB. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB is to obtain funding. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. Any deterioration in the FHLB’s performance or financial condition may affect our ability to access funding and/or require Washington Trust to deem the required investment in FHLB stock to be impaired. If we are not able to access funding through the FHLB, we may not be able to meet our liquidity needs, which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in FHLB stock impaired, such action could have an adverse effect on our financial condition or results of operations.

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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) or regulatory authorities change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes are expected to continue and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Additionally, significant changes to accounting standards may require costly technology changes, additional training and personnel, and other expense that will negatively impact our results of operations.

In 2016, the FASB released a new accounting standard for determining the amount of the allowance for credit losses. The new accounting standard will be effective for reporting periods beginning January 1, 2020 and will be a significant change from the accounting standard in place today. The new accounting standard requires the allowance for credit losses to be calculated based on current expected credit losses (commonly referred to as the "CECL model") rather than losses inherent in the portfolio as of a point in time. When adopted, the CECL model will likely increase our allowance for loan losses and could have an adverse effect on our financial condition and future results of operations. The extent of the increase and its impact to our financial condition is under evaluation, but will ultimately depend upon the nature and characteristics of our portfolio at the adoption date, and the economic conditions and forecasts at that date; therefore, the potential financial impact is currently unknown.

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
We are subject to tax law changes that could impact our effective income tax rate and our net deferred tax assets. Tax law changes may or may not be retroactive to previous periods and could negatively affect our current and future financial performance. Our net deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.

In 2017, Congress enacted the Tax Cuts and Jobs Act (“Tax Act”), which has had both positive and negative effects on our financial performance. The enactment of the Tax Act required a revaluation of our net deferred tax assets in light of the new federal income tax rate This had an adverse impact to our financial performance in 2017, as we recognized a write-down of $6.2 million in our net deferred tax assets, with a corresponding increase to income tax expense. Beginning in 2018, the Tax Act reduced the federal corporate tax rate from 35% to 21% and also enacted limitations on certain deductions, resulting in a net decrease in our effective income tax rate. Furthermore, changes in interpretations, guidance or regulations that may be promulgated, or actions that we may take as a result of the Tax Act could negatively impact our business. Similarly, our customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our financial performance and the economy as a whole.

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

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 2.  Properties.
Washington Trust’s headquarters and main office is located at 23 Broad Street, in Westerly, in Washington County, Rhode Island.

As of December 31, 2018, Washington Trust conducts business from 10 branch offices located in southern Rhode Island (Washington County), 11 branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut.

In addition, there are a number of offices not associated with a branch office location. Washington Trust has six residential mortgage lending offices that are located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Glastonbury, Connecticut; and in Warwick, Rhode Island. Washington Trust also has a commercial lending and wealth management services office in the financial district of Providence, Rhode Island; and two additional wealth management services offices located in Wellesley, Massachusetts and New Haven, Connecticut. Additionally, an employment and training center and two operations facilities are located in Westerly, Rhode Island.

At December 31, 2018, nine of the Corporation’s facilities were owned, twenty-four were leased and one branch office was owned on leased land.  Lease expiration dates range from five months to twenty-two years, with additional renewal options on certain leases ranging from one to five years.  In addition, the Bank has one owned offsite-ATM in a leased space. The term for this leased space expires in one year with no renewal option. All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

The Bank also operates ATMs located in retail stores and other locations primarily in Rhode Island and to a lesser extent in southeastern Connecticut. These ATMs are branded with the Bank’s logo and are operated under contracts with a third party vendor.

See Notes 7 and 22 to the Consolidated Financial Statements for additional information regarding premises and equipment and leases.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bancorp’s common stock trades on the NASDAQ Stock Market under the symbol WASH. At January 31, 2019, there were 1,614 holders of record of the Bancorp’s common stock.

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

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.” The Bancorp did not repurchase any shares during the fourth quarter of 2018.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) from December 31, 2013 to December 31, 2018. The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2013.  The total return assumes reinvestment of dividends.

The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Corporation is not responsible for any errors or omissions in such information.

For the period ending December 31,	2013	2014	2015	2016	2017	2018
Washington Trust Bancorp, Inc.	$100.00	$111.58	$113.65	$166.90	$163.21	$150.56
NASDAQ Bank Stocks	$100.00	$102.84	$109.65	$148.06	$153.26	$125.82
NASDAQ Stock Market (U.S.)	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30

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

Selected Financial Data	(Dollars in thousands, except per share amounts)
At or for the years ended December 31,	2018	2017	2016	2015	2014
Financial Results:
Interest and dividend income	$176,407	$149,586	$133,470	$125,750	$121,117
Interest expense	44,117	30,055	22,992	21,768	21,612
Net interest income	132,290	119,531	110,478	103,982	99,505
Provision for loan losses	1,550	2,600	5,650	1,050	1,850
Net interest income after provision for loan losses	130,740	116,931	104,828	102,932	97,655
Noninterest income	62,114	64,809	65,129	58,340	59,015
Noninterest expense	106,162	104,100	101,103	96,929	96,847
Income before income taxes	86,692	77,640	68,854	64,343	59,823
Income tax expense	18,260	31,715	22,373	20,878	18,999
Net income	$68,432	$45,925	$46,481	$43,465	$40,824

Net income available to common shareholders	$68,288	$45,817	$46,384	$43,339	$40,673
Per Share Information ($):
Earnings per common share:
Basic	3.95	2.66	2.72	2.57	2.44
Diluted	3.93	2.64	2.70	2.54	2.41
Cash dividends declared (1)	1.76	1.54	1.46	1.36	1.22
Book value	25.90	23.99	22.76	22.06	20.68
Market value - closing stock price	47.53	53.25	56.05	39.52	40.18
Performance Ratios (%):
Return on average assets	1.46	1.04	1.16	1.19	1.23
Return on average equity (2)	16.20	11.23	11.94	11.97	11.83
Net interest margin (3)	3.01	2.93	3.02	3.12	3.28
Equity to assets	8.94	9.12	8.92	9.95	9.65
Dividend payout ratio (4)	44.78	58.33	54.07	53.54	50.62
Asset Quality Ratios (%):
Total past due loans to total loans	0.37	0.59	0.76	0.58	0.63
Nonaccrual loans to total loans	0.32	0.45	0.68	0.70	0.56
Nonperforming assets to total assets	0.28	0.34	0.53	0.58	0.48
Allowance for loan losses to nonaccrual loans	231.25	174.14	117.89	128.61	175.75
Allowance for loan losses to total loans	0.74	0.79	0.80	0.90	0.98
Net charge-offs to average loans	0.03	0.06	0.21	0.07	0.07
Capital Ratios (%):
Total risk-based capital ratio	12.56	12.45	12.26	12.58	12.56
Tier 1 risk-based capital ratio	11.81	11.65	11.44	11.64	11.52
Common equity Tier 1 capital ratio (5)	11.20	10.99	10.75	10.89	N/A
Tier 1 leverage capital ratio	8.89	8.79	8.67	9.37	9.14

(1)	Represents historical per share dividends declared by the Bancorp.

(2)	Net income available to common shareholders divided by average equity.

(3)	Fully taxable equivalent net interest income as a percentage of average-earning assets.

(4)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

(5)	Capital ratio effective January 1, 2015 under the Basel III capital requirements.

Selected Financial Data	(Dollars in thousands)
December 31,	2018	2017	2016	2015	2014
Assets:
Cash and cash equivalents	$93,475	$82,923	$107,797	$97,631	$80,350
Mortgage loans held for sale	20,996	26,943	29,434	38,554	45,693
Total securities	938,225	793,495	755,545	395,067	382,884
Federal Home Loan Bank stock, at cost	46,068	40,517	43,129	24,316	37,730
Loans:
Total loans	3,680,360	3,374,071	3,234,371	3,013,127	2,859,276
Less allowance for loan losses	27,072	26,488	26,004	27,069	28,023
Net loans	3,653,288	3,347,583	3,208,367	2,986,058	2,831,253
Investment in bank-owned life insurance	80,463	73,267	71,105	65,501	63,519
Goodwill and identifiable intangible assets	72,071	73,049	74,234	75,519	62,963
Other assets	106,180	92,073	91,504	88,958	82,482
Total assets	$5,010,766	$4,529,850	$4,381,115	$3,771,604	$3,586,874
Liabilities:
Deposits:
Noninterest-bearing deposits	$603,216	$578,410	$521,165	$475,398	$426,487
Interest-bearing deposits	2,920,832	2,664,297	2,542,587	2,458,857	2,328,331
Total deposits	3,524,048	3,242,707	3,063,752	2,934,255	2,754,818
FHLB advances	950,722	791,356	848,930	378,973	406,297
Junior subordinated debentures	22,681	22,681	22,681	22,681	22,681
Other liabilities	65,131	59,822	54,948	60,307	56,799
Total shareholders’ equity	448,184	413,284	390,804	375,388	346,279
Total liabilities and shareholders’ equity	$5,010,766	$4,529,850	$4,381,115	$3,771,604	$3,586,874

Asset Quality:
Nonaccrual loans	$11,707	$15,211	$22,058	$21,047	$15,945
Property acquired through foreclosure or repossession	2,142	131	1,075	716	1,176
Total nonperforming assets	$13,849	$15,342	$23,133	$21,763	$17,121

Wealth Management Assets:
Market value of assets under administration	$5,910,814	$6,714,637	$6,063,293	$5,844,636	$5,069,966

Management's Discussion and Analysis

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Corporation for the periods shown.  For a full understanding of this analysis, it should be read in conjunction with other sections of this Annual Report on Form 10-K, including Part I, “Item 1. Business”, Part II, “Item 6. Selected Financial Data” and Part II, “Item 8. Financial Statements and Supplementary Data.” Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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

Loss allocations are identified for individual loans deemed to be impaired in accordance with GAAP.  A loan is considered impaired when, based on current information and events, it is probable that the Corporation will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include nonaccrual loans and loans restructured in a troubled debt restructuring.

Loss allocations for loans deemed to be impaired are measured using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.

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

Management's Discussion and Analysis

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

As of December 31, 2018, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

Valuation of Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the purchase price over the net fair value of the acquired businesses. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform an impairment test.

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

The annual quantitative assessment of goodwill for the two reporting units (Commercial Banking and Wealth Management Services) was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”).  The income approach measures the fair value of an interest in a business by discounting expected future cash flows to a present value.  The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.  The results of the income approach and the market approach were weighted equally.  The results of the 2018 annual quantitative impairment analysis indicated that the remaining fair value significantly exceeded the carrying value for both reporting units.

Intangible assets identified in acquisitions consist of wealth management advisory contracts. The fair value of intangible assets was estimated using valuation techniques, based on a discounted cash flow analysis. The value attributed to other intangible assets was based on the time period over which they are expected to generate economic benefits. Intangible assets are amortized over their estimated lives using a method that approximates the amount of economic benefits that are realized by the Corporation.

Intangible assets with definite lives are tested for impairment whenever events or circumstances occur that indicate that the carrying amount may not be recoverable. If applicable, the Corporation tests each of the intangibles by comparing the carrying value of the intangible asset to the sum of undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its undiscounted cash flows, then an impairment loss would be recognized for the amount by which the carrying amount exceeds its fair value. Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows. The remaining useful life of the intangible assets that are being amortized is also evaluated to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

Management's Discussion and Analysis

and assumptions could cause a different valuation for these intangible assets. Changes in the original assumptions could change the amount of the intangible assets recognized and the resulting amortization. Subsequent changes in assumptions could result in recognition of impairment of these intangible assets.

When there are events or circumstances that occur indicating that the carrying amount of the Corporation’s intangible assets may not be recoverable, the Corporation tests each of the intangibles by comparing the carrying value of the intangible asset to the sum of undiscounted cash flows expected to be generated by the asset. As of December 31, 2018, the carrying value of intangible assets was deemed to be recoverable.

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

There were no other-than-temporary impairment losses recognized for the year ended December 31, 2018.

Defined Benefit Pension Plans
The determination of the defined benefit obligation and net periodic benefit cost related to our defined benefit pension plans requires estimates and assumptions such as discount rates, mortality, rates of return on plan assets and compensation increases. Management evaluates the assumptions annually and uses an actuarial firm to assist in making these estimates.

Management's Discussion and Analysis

Changes in assumptions due to market conditions, governing laws and regulations, or circumstances specific to the Corporation could result in material changes to defined benefit pension obligation and net periodic benefit cost.

See Note 17 to the Consolidated Financial Statements for additional information.

Overview
The Corporation offers a comprehensive product line of banking and financial services to individuals and businesses, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its ATM networks; and its internet website at www.washtrust.com.

Our largest source of operating income is net interest income, which is the difference between interest earned on loans and securities and interest paid on deposits and borrowings.  In addition, we generate noninterest income from a number of sources, including wealth management services, mortgage banking activities and deposit services.  Our principal noninterest expenses include salaries and employee benefit costs, outsourced services provided by third-party vendors, occupancy and facility-related costs and other administrative expenses.

Our financial results are affected by interest rate fluctuations, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  Adverse changes in economic growth, consumer confidence, credit availability and corporate earnings could negatively impact our financial results.

We continue to leverage our strong statewide brand to build market share and remain steadfast in our commitment to provide superior service. In January 2019, Washington Trust opened a new full-service branch in North Providence, Rhode Island.

Risk Management
The Corporation has a comprehensive enterprise risk management (“ERM”) program through which the Corporation identifies, measures, monitors and controls current and emerging material risks.

The Board of Directors is responsible for oversight of the ERM program. The ERM program enables the aggregation of risk across the Corporation and ensures the Corporation has the tools, programs and processes in place to support informed decision making, to anticipate risks before they materialize and to maintain the Corporation’s risk profile consistent with its risk strategy.

The Board of Directors has approved an ERM Policy that addresses each category of risk. The risk categories include: credit risk, interest rate risk, liquidity risk, price and market risk, compliance risk, strategic and reputation risk, and operational risk. A description of each risk category is provided below.

Credit risk represents the possibility that borrowers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability and willingness of such borrowers or counterparties to meet their obligations. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Corporation may experience significant credit losses which could have an adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. Credit risk also exists with respect to investment securities. For further discussion regarding the credit risk and the credit quality of the Corporation’s loan portfolio, see Notes 5 and 6 to the Consolidated Financial Statements. For further discussion regarding the Corporation’s securities portfolio, see Note 4 to the Consolidated Financial Statements.

Interest rate risk is the risk of loss to future earnings due to changes in interest rates. It exists because the repricing frequency and magnitude of interest earning assets and interest bearing liabilities are not identical. Liquidity risk is the risk that the Corporation will not have the ability to generate adequate amounts of cash in the most economical way for it to meet its maturing liability obligations and customer loan demand. For detailed disclosure regarding liquidity

Management's Discussion and Analysis

management, asset/liability management and interest rate risk, see “Liquidity and Capital Resources” and Asset/Liability Management and Interest Rate Risk sections below.

Price and market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices, such as equity prices. Interest rate risk, discussed above, is the most significant market risk to which the Corporation is exposed. The Corporation is also exposed to financial market risk and housing market risk.

Compliance risk represents the risk of regulatory sanctions or financial loss resulting from the failure to comply with laws, rules and regulations and standards of good banking practice. Activities which may expose the Corporation to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, adherence to all applicable laws and regulations, and employment and tax matters.

Strategic and reputation risk represent the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess existing and new opportunities and threats in business, markets, and products.

Operational risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters and security risks.

ERM is an overarching program that includes all areas of the Corporation. A framework approach is utilized to assign responsibility and to ensure that the various business units and activities involved in the risk management life-cycle are effectively integrated. The Corporation has adopted the “three lines of defense” concept that is an industry best practice for ERM. Business units are the first line of defense in managing risk. They are responsible for identifying, measuring, monitoring, and controlling current and emerging risks. They must report on and escalate their concerns. Corporate functions such as Credit Risk Management, Financial Administration, Information Assurance and Compliance, comprise the second line of defense. They are responsible for policy setting and for reviewing and challenging the risk management activities of the business units. They collaborate closely with business units on planning and resource allocation with respect to risk management. Internal Audit is a third line of defense. They provide independent assurance to the Board of Directors of the effectiveness of the first and second lines in fulfilling their risk management responsibilities.

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)				2018 vs. 2017		2017 vs. 2016
				Change		Change
Years Ended December 31,	2018	2017	2016	$	%	$	%
Net interest income	$132,290	$119,531	$110,478	$12,759	11%	$9,053	8%
Noninterest income	62,114	64,809	65,129	(2,695)	(4)	(320)	—
Total revenues	194,404	184,340	175,607	10,064	5	8,733	5
Provision for loan losses	1,550	2,600	5,650	(1,050)	(40)	(3,050)	(54)
Noninterest expense	106,162	104,100	101,103	2,062	2	2,997	3
Income before income taxes	86,692	77,640	68,854	9,052	12	8,786	13
Income tax expense	18,260	31,715	22,373	(13,455)	(42)	9,342	42
Net income	$68,432	$45,925	$46,481	$22,507	49%	($556)	(1%)

Management's Discussion and Analysis

The following table presents a summary of performance metrics and ratios:

Years Ended December 31,	2018	2017	2016
Diluted earnings per common share	$3.93	$2.64	$2.70
Return on average assets (net income divided by average assets)	1.46%	1.04%	1.16%
Return on average equity (net income available for common shareholders divided by average equity)	16.20%	11.23%	11.94%
Net interest income as a percentage of total revenues	68%	65%	63%
Noninterest income as a percentage of total revenues	32%	35%	37%

Comparison of 2018 with 2017
Net income totaled $68.4 million in 2018, compared to $45.9 million in 2017. Income before income taxes for 2018 increased by $9.1 million, or 12%, from 2017, largely due to growth in net interest income and a reduction in the loan loss provision. Income tax expense for 2018 decreased by $13.5 million, or 42%, from 2017, due to the enactment of Tax Act in December 2017, which included the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. See further discussion regarding the impact of enactment of the Tax Act in 2017 under the section “Results of Operations - Comparison, of 2017 with 2016.”

Comparison of 2017 with 2016
Net income totaled $45.9 million in 2017, compared to $46.5 million in 2016. Income before taxes for 2017 was up by $8.8 million, or 13%, compared to 2016, largely due to growth in net interest income and a reduction in the loan loss provision. Income tax expense for 2017 increased by $9.3 million, or 42%, over 2016, due to the enactment of the Tax Act in December 2017. The enactment of the Tax Act required companies to revalue deferred tax assets and liabilities in light of the new federal income tax rate As a result in 2017, the Corporation’s net deferred tax assets were written down by $6.2 million, with a corresponding increase to income tax expense.

Management's Discussion and Analysis

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

Years ended December 31,	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$53,264	$1,017	1.91	$60,033	$674	1.12	$75,997	$322	0.42
Mortgage loans held for sale	28,360	1,212	4.27	26,208	1,022	3.90	36,253	1,293	3.57
Taxable debt securities	832,374	21,816	2.62	759,304	18,927	2.49	472,892	11,584	2.45
Nontaxable debt securities	1,540	78	5.06	6,347	384	6.05	24,939	1,520	6.09
Total securities	833,914	21,894	2.63	765,651	19,311	2.52	497,831	13,104	2.63
FHLB stock	43,530	2,369	5.44	43,256	1,774	4.10	33,643	1,091	3.24
Commercial real estate	1,247,068	55,239	4.43	1,187,631	44,666	3.76	1,141,059	39,821	3.49
Commercial & industrial	627,485	29,845	4.76	584,647	26,347	4.51	584,307	27,398	4.69
Total commercial	1,874,553	85,084	4.54	1,772,278	71,013	4.01	1,725,366	67,219	3.90
Residential real estate	1,296,389	51,233	3.95	1,162,161	44,202	3.80	1,033,149	39,880	3.86
Home equity	283,868	13,461	4.74	296,285	12,280	4.14	301,707	11,355	3.76
Other	28,661	1,402	4.89	34,498	1,667	4.83	40,724	1,973	4.84
Total consumer	312,529	14,863	4.76	330,783	13,947	4.22	342,431	13,328	3.89
Total loans	3,483,471	151,180	4.34	3,265,222	129,162	3.96	3,100,946	120,427	3.88
Total interest-earning assets	4,442,539	177,672	4.00	4,160,370	151,943	3.65	3,744,670	136,237	3.64
Noninterest-earning assets	239,327			238,636			249,808
Total assets	$4,681,866			$4,399,006			$3,994,478
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$112,792	$1,231	1.09	$55,534	$62	0.11	$45,038	$49	0.11
NOW accounts	455,823	422	0.09	437,277	218	0.05	400,209	212	0.05
Money market accounts	665,690	4,393	0.66	722,590	2,688	0.37	741,925	2,035	0.27
Savings accounts	372,269	233	0.06	364,255	221	0.06	343,943	200	0.06
Time deposits (in-market)	684,571	10,208	1.49	571,733	6,208	1.09	546,460	5,486	1.00
Total interest-bearing in-market deposits	2,291,145	16,487	0.72	2,151,389	9,397	0.44	2,077,575	7,982	0.38
Wholesale brokered time deposits	432,205	7,688	1.78	392,894	5,667	1.44	323,390	4,522	1.40
Total interest-bearing deposits	2,723,350	24,175	0.89	2,544,283	15,064	0.59	2,400,965	12,504	0.52
FHLB advances	854,398	19,073	2.23	817,784	14,377	1.76	616,404	9,992	1.62
Junior subordinated debentures	22,681	869	3.83	22,681	613	2.70	22,681	491	2.16
Other	—	—	—	10	1	10.00	60	5	8.33
Total interest-bearing liabilities	3,600,429	44,117	1.23	3,384,758	30,055	0.89	3,040,110	22,992	0.76
Non-interest bearing demand deposits	596,829			555,548			503,806
Other liabilities	63,102			50,684			62,021
Shareholders’ equity	421,506			408,016			388,541
Total liabilities and shareholders’ equity	$4,681,866			$4,399,006			$3,994,478
Net interest income (FTE)		$133,555			$121,888			$113,245
Interest rate spread			2.77			2.76			2.88
Net interest margin			3.01			2.93			3.02

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2018	2017	2016
Commercial loans	$1,248	$2,222	$2,229
Nontaxable debt securities	17	135	538
Total	$1,265	$2,357	$2,767

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for 2018, 2017 and 2016 totaled $132.3 million, $119.5 million and $110.5 million, respectively. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Income associated with loan payoffs and prepayment penalties is included in net interest income.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

Comparison of 2018 with 2017
The analysis of net interest income, net interest margin and the yield on loans is impacted by the level of income associated with loan payoffs and prepayment penalties recognized in each period. For 2018 income associated with loan payoffs and prepayment penalties amounted to $847 thousand, compared to $988 thousand in 2017.

FTE net interest income in 2018 amounted to $133.6 million, up by $11.7 million, or 10%, from 2017. The net interest margin was 3.01% in 2018, up by 8 basis points from 2.93% in 2017. Excluding the impact of income associated with loans payoffs and prepayment penalties from each period, net interest income for 2018 increased by $11.8 million, or 10%, from 2017. Excluding the impact of income associated with loan payoffs and prepayment penalties from each period, the net interest margin was 2.99% in 2018, up by 8 basis points from 2.91% in 2017. While the net interest margin benefited from the rise in market interest rates on variable rate loans and growth in relatively lower-cost in-market deposit balances, it was also impacted by a higher cost of funds.

Total average securities for 2018 increased by $68.3 million, or 9%, from the average balance for 2017. The FTE rate of return on securities was 2.63% in 2018, up by 11 basis points primarily due to purchases of relatively higher yielding debt securities.

Total average loans increased by $218.2 million, or 7%, from the average balance for 2017, with growth in average residential real estate and commercial loan balances. The yield on total loans in 2018 was 4.34%, up by 38 basis points from 3.96% in 2017. Excluding the impact of income associated with loan payoffs and prepayment penalties from each period, the yield on total loans was 4.32% in 2018, up by 39 basis points from 3.93% in 2017. Yields on LIBOR-based and prime-based loans reflected the increases in market interest rates.

In future periods, yields on loans and securities will be affected by the amount and composition of loan growth and additions to the securities portfolio, the runoff of existing portfolio balances and the level of market interest rates.

Total average interest-bearing deposits for 2018 increased by $179.1 million, or 7%, from the average balance for 2017. Included in total average interest-bearing deposits were out-of-market brokered time deposits, which increased by $39.3 million from 2017. The average rate paid on out-of-market brokered time deposits in 2018 increased by 34 basis points from 2017, reflecting higher market interest rates. Excluding wholesale brokered time deposits, average in-market interest-bearing deposits increased by $139.8 million, or 6%, from the average balance in 2017, with growth in time deposits and demand deposits. The average rate paid on in-market interest-bearing deposits in 2018 increased by 28 basis points from 2017, primarily due to higher rates paid on promotional time deposits, as well as competitive pricing on money market accounts and interest-bearing demand deposits. See additional disclosure under the caption “Sources of

Management's Discussion and Analysis

Funds” regarding a program implemented in June 2018 that transitioned certain wealth management client cash equivalent assets, previously held in outside accounts, into insured interest-bearing demand deposits on our balance sheet.

The average balance of noninterest-bearing demand deposits for 2018 increased by $41.3 million, or 7%, from the average balance for 2017.

The average balance of FHLB advances for 2018 increased by $36.6 million, or 4%, compared to the average balance for 2017. The average rate paid on such advances in 2018 was 2.23%, up by 47 basis points due to higher rates on short-term advances.

Comparison of 2017 with 2016
The analysis of net interest income, net interest margin and the yield on loans is impacted by the level of income associated with loan payoffs and prepayment penalties recognized in each period. For 2017 income associated with loan payoffs and prepayment penalties amounted to $988 thousand, compared to $2.3 million in 2016.

FTE net interest income in 2017 amounted to $121.9 million, up by $8.6 million, or 8%, from 2016. The net interest margin was 2.93% in 2017, down by 9 basis points from 3.02% in 2016. Excluding the impact of income associated with loan payoffs and prepayment penalties from each period, net interest income in 2017 increased by $9.9 million, or 9%, from 2016. The growth in net interest income largely reflected the impact of purchase of investment securities and residential real estate loans for portfolio that were made in the second half of 2016. Excluding the impact of income associated with loan payoffs and prepayment penalties from each period, the net interest margin was 2.91% in 2017, down by 5 basis points from 2.96% in 2016. While the net interest margin benefited from the rise in short-term interest rates on variable rate loans in 2017, it was also impacted by the purchases of investment securities and residential real estate loans for portfolio that were made in 2016 with relatively lower yields than the average yields on the existing portfolios, as well as a higher associated cost of funds.

Total average securities for 2017 increased by $267.8 million, or 54%, from the average balance for 2016. The FTE rate of return on securities for 2017 was 2.52%, down by 11 basis points, primarily due to purchases of relatively lower yielding securities and runoff of higher yielding securities.

Total average loans increased by $164.3 million, or 5%, from the average balance for 2016, primarily due to purchases of $111.0 million of residential real estate loans added to portfolio in the second half of 2016, as well as growth in the average balance of commercial loans. The yield on total loans in 2017 was 3.96%, up by 8 basis points from 3.88% in 2016. Excluding the impact of income associated with loan payoffs and prepayment penalties from each period, the yield on total loans was 3.93% in 2017, up by 6 basis points from 3.87% in 2016. While yields on short-term LIBOR-based and prime-based loans benefited from the increase in short-term market rates of interest, the comparison of 2017 to 2016 was also impacted by the purchases of residential real estate loans for portfolio that were made in the second half of 2016 with relatively lower yields.

Total average interest-bearing deposits for 2017 increased by $143.3 million, or 6%, from the average balance for 2016. Included in total average interest-bearing deposits were out-of-market wholesale brokered time deposits, which increased by $69.5 million from 2016. The average rate paid on out-of-market brokered time deposits in 2017 increased by 4 basis points from 2016. Excluding wholesale brokered time deposits, average in-market interest-bearing time deposits increased by $73.8 million from the average balance for 2016. The average rate paid on in-market interest-bearing deposits in 2017 increased by 6 basis points from 2016, which was largely attributable to an increase in the rate paid on money market accounts and promotional time deposits.

The average balance of noninterest-bearing demand deposits for 2017 increased by $51.7 million, or 10%, from the average balance for 2016.

The average balance of FHLB advances for 2017 increased by $201.4 million, or 33%, compared to the average balance for 2016. The average rate paid on such advances in 2017 was 1.76%, up by 14 basis points due to higher rates on short-term advances.

Management's Discussion and Analysis

Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	2018 vs. 2017			2017 vs. 2016
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Cash, federal funds sold and short-term investments	($83)	$426	$343	($80)	$432	$352
Mortgage loans held for sale	88	102	190	(383)	112	(271)
Taxable debt securities	1,873	1,016	2,889	7,150	193	7,343
Nontaxable debt securities	(252)	(54)	(306)	(1,126)	(10)	(1,136)
Total securities	1,621	962	2,583	6,024	183	6,207
FHLB stock	$11	$584	$595	$354	$329	$683
Commercial real estate	2,319	8,254	10,573	1,661	3,184	4,845
Commercial & industrial	1,991	1,507	3,498	16	(1,067)	(1,051)
Total commercial	4,310	9,761	14,071	1,677	2,117	3,794
Residential real estate	5,240	1,791	7,031	4,870	(548)	4,322
Home equity	(533)	1,714	1,181	(168)	1,093	925
Other	(285)	20	(265)	(302)	(4)	(306)
Total consumer	(818)	1,734	916	(470)	1,089	619
Total loans	8,732	13,286	22,018	6,077	2,658	8,735
Total interest income	10,369	15,360	25,729	11,992	3,714	15,706
Interest on interest-bearing liabilities:
Interest-bearing demand deposits	121	1,048	1,169	13	—	13
NOW accounts	10	194	204	6	—	6
Money market accounts	(227)	1,932	1,705	(55)	708	653
Savings accounts	12	—	12	21	—	21
Time deposits (in-market)	1,399	2,601	4,000	245	477	722
Total interest-bearing in-market deposits	1,315	5,775	7,090	230	1,185	1,415
Wholesale brokered time deposits	602	1,419	2,021	1,011	134	1,145
Total interest-bearing deposits	1,917	7,194	9,111	1,241	1,319	2,560
FHLB advances	674	4,022	4,696	3,468	917	4,385
Junior subordinated debentures	—	256	256	—	122	122
Other	(1)	—	(1)	(5)	1	(4)
Total interest expense	2,590	11,472	14,062	4,704	2,359	7,063
Net interest income (FTE)	$7,779	$3,888	$11,667	$7,288	$1,355	$8,643

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

Loan loss provisions charged to earnings in 2018, 2017 and 2016 amounted to $1.6 million, $2.6 million and $5.7 million, respectively. These provisions were based on management’s assessment of asset quality and credit quality metrics, growth and changes in the loan portfolio, and loss exposure allocations.

Management's Discussion and Analysis

Net charge-offs totaled $966 thousand, or 0.03% of average loans, in 2018. This compared to net charge-offs of $2.1 million, or 0.06% of average loans, in 2017 and $6.7 million, or 0.21% of average loans, in 2016. A significant portion of the charge-offs recognized in this three-year period were recognized on two nonaccrual commercial mortgage relationships discussed further under the caption “Asset Quality.”

The allowance for loan losses was $27.1 million, or 0.74% of total loans, at December 31, 2018, compared to $26.5 million, or 0.79% of total loans, at December 31, 2017. See additional discussion regarding the allowance for loan losses under the caption “Asset Quality.”

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)				2018 vs. 2017		2017 vs. 2016
	Years Ended December 31,			Change		Change
	2018	2017	2016	$	%	$	%
Noninterest income:
Wealth management revenues	$38,341	$39,346	$37,569	($1,005)	(3)%	$1,777	5%
Mortgage banking revenues	10,381	11,392	13,183	(1,011)	(9)	(1,791)	(14)
Card interchange fees	3,768	3,502	3,385	266	8	117	3
Service charges on deposit accounts	3,628	3,672	3,702	(44)	(1)	(30)	(1)
Loan related derivative income	2,461	3,214	3,243	(753)	(23)	(29)	(1)
Income from bank-owned life insurance	2,196	2,161	2,659	35	2	(498)	(19)
Other income	1,339	1,522	1,388	(183)	(12)	134	10
Total noninterest income	$62,114	$64,809	$65,129	($2,695)	(4)%	($320)	—%

Comparison of 2018 with 2017
Revenue from wealth management services is our largest source of noninterest income, representing 62% of total noninterest income in 2018. A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)				2018 vs. 2017		2017 vs. 2016
	Years Ended December 31,			Change		Change
	2018	2017	2016	$	%	$	%
Wealth management revenues:
Trust and investment management fees	$37,343	$36,110	$32,901	$1,233	3%	$3,209	10%
Mutual fund fees	—	2,015	3,238	(2,015)	(100)	(1,223)	(38)
Asset-based revenues	37,343	38,125	36,139	(782)	(2)	1,986	5
Transaction-based revenues	998	1,221	1,430	(223)	(18)	(209)	(15)
Total wealth management revenues	$38,341	$39,346	$37,569	($1,005)	(3)%	$1,777	5%

The decline in mutual fund fees noted in the above table was attributable to a change in 2017 in the business activities of our Weston Financial and WSC subsidiaries. Prior to September 30, 2017, Weston Financial, a registered investment adviser subsidiary of the Bank, served as the investment adviser to a group of mutual funds. WSC, a broker-dealer subsidiary of the Bancorp, acted as the underwriter and principal distributor to these mutual funds. In 2017, Weston

Management's Discussion and Analysis

Financial concluded that the continued operation of the mutual funds was not in the best interest of its shareholders and recommended the dissolution of the mutual funds to its board of trustees. In the third quarter of 2017, the mutual funds were dissolved and liquidated pursuant to an Agreement and Plan of Dissolution and Liquidation approved by the shareholders of the mutual funds in August 2017. The dissolution of the mutual funds did not significantly impact the amount of Weston Financial’s assets under management.

The decline in mutual fund fees was partially offset by a higher level of trust and investment management fee income, which was positively impacted by a fee increase in 2018 on a portion of our wealth management business. However, trust and investment management fee income was also adversely impacted by a decline in wealth management assets under administration in 2018, which is discussed further below.

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)	2018	2017	2016
Wealth management assets under administration:
Balance at the beginning of period	$6,714,637	$6,063,293	$5,844,636
Net investment (depreciation) appreciation & income	(201,176)	817,577	277,848
Net client asset flows	(602,647)	(166,233)	(59,191)
Balance at the end of period	$5,910,814	$6,714,637	$6,063,293
Assets under administration stood at $5.9 billion at December 31, 2018, down by $803.8 million, or 12%, from December 31, 2017. The decline in wealth management assets reflected a total of $602.6 million in net client asset outflows in 2018 and financial markets declines that occurred in the fourth quarter of 2018. Approximately 80% of the net client outflows were associated with the loss of certain client-facing personnel in the first quarter of 2018.

The decrease in wealth management transaction-based revenues in 2018 largely reflected lower commission fee revenue.

Mortgage banking revenues represented 17% of total noninterest income in 2018. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)				2018 vs. 2017		2017 vs. 2016
	Years Ended December 31,			Change		Change
Periods ended December 31,	2018	2017	2016	$	%	$	%
Mortgage banking revenues:
Gains and commissions on loan sales (1)	$9,748	$10,991	$13,137	($1,243)	(11)%	($2,146)	(16)%
Loan servicing fee income, net (2)	633	401	46	232	58	355	772
Total mortgage banking revenues	$10,381	$11,392	$13,183	($1,011)	(9)%	($1,791)	(14)%

Total mortgage loans sold	$432,939	$536,872	$609,238	($103,933)	(19)%	($72,366)	(12)%

(1)
Includes gains on loan sales, commissions on loans originated for others, servicing right gains, fair value adjustments on mortgage loans held for sale, and fair value adjustments and gains on forward loan commitments.

(2)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.
Mortgage banking revenues in 2018 decreased by $1.0 million, or 9%, from 2017. The decline in mortgage banking revenues reflected a lower volume of loans sold in 2018. Mortgage banking revenues were also impacted by the change in fair value adjustments on mortgage loan commitments and mortgage loans held for sale and a higher sales yield on loans sold to the secondary market. The change in fair value adjustments and the increase in sales yield were associated with the commencement of a portfolio-based economic hedging program that began at the beginning of 2018. Prior to 2018, the Corporation economically hedged mortgage loan commitments only on a loan by loan basis. The change in

Management's Discussion and Analysis

mortgage banking revenues from the 2017 period also reflected an increase in loan servicing fee income largely due to a higher balance of residential real estate loans serviced for others in 2018.

Loan related derivative income in 2018 declined by $753 thousand, or 23%, from 2017, due to a lower volume of commercial borrower loan related derivative transactions.

Comparison of 2017 with 2016
Wealth management revenues in 2017 increased by $1.8 million, or 5%, from 2016, due to an increase in asset-based revenues. Wealth Management assets under administration amounted to $6.7 billion at December 31, 2017, up by $651.3 million, or 11%, from the end of 2016, reflecting financial market appreciation in 2017.

The decline in mutual fund fees in 2017 was attributable to the change in the business activities of Weston Financial and WSC noted above under the section “Noninterest Income - Comparison, of 2018 with 2017.” The decrease in transaction-based revenues in 2017 reflected lower tax preparation and financial planning fees.

Mortgage banking revenues in 2017 declined by $1.8 million, or 14%, from 2016. The decrease in mortgage banking revenues reflected decreased volume of residential mortgage loans sold and, to a lesser extent, a general decline in sales prices in the secondary market.

Income from bank-owned life insurance (“BOLI”) for 2017 decreased by $498 thousand, or 19%, from 2016. Included in 2016 was a $589 thousand gain resulting from the receipt of tax-exempt life insurance proceeds.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)				2018 vs. 2017		2017 vs. 2016
	Years Ended December 31,			Change		Change
	2018	2017	2016	$	%	$	%
Noninterest expense:
Salaries and employee benefits	$69,277	$68,891	$67,795	$386	1%	$1,096	2%
Outsourced services	8,684	6,920	5,222	1,764	25	1,698	33
Net occupancy	7,891	7,521	7,151	370	5	370	5
Equipment	4,312	5,358	6,208	(1,046)	(20)	(850)	(14)
Legal, audit and professional fees	2,427	2,294	2,579	133	6	(285)	(11)
FDIC deposit insurance costs	1,612	1,647	1,878	(35)	(2)	(231)	(12)
Advertising and promotion	1,406	1,481	1,458	(75)	(5)	23	2
Amortization of intangibles	979	1,035	1,284	(56)	(5)	(249)	(19)
Debt prepayment penalties	—	—	431	—	—	(431)	100
Change in fair value of contingent consideration	(187)	(643)	(898)	456	71	255	28
Other	9,761	9,596	7,995	165	2	1,601	20
Total noninterest expense	$106,162	$104,100	$101,103	$2,062	2%	$2,997	3%

Comparison of 2018 with 2017
Outsourced services for 2018 increased by $1.8 million, or 25%, from 2017. Equipment expense for 2018 decreased by $1.0 million, or 20%, from 2017. Both the increase in outsourced services and the decline in equipment expense reflects the expansion of services, including software application processing and operational services, provided by third party vendors. The year over year comparison of this expense category was also impacted by a one-time third party vendor credit of $300 thousand that was received and recognized as a reduction to outsourced services expense in 2018.

In 2018 and 2017, the Corporation recorded net reductions to noninterest expenses of $187 thousand and $643 thousand, respectively, reflecting the change in fair value of a contingent consideration liability associated with the 2015 acquisition of Halsey. The fair value of the contingent consideration liability was reduced to zero at December 31, 2018. See

Management's Discussion and Analysis

additional disclosure regarding the contingent consideration liability below under the section “Noninterest Expense - Comparison, of 2017 with 2016.”

Other expenses in 2018 increased by a modest $165 thousand, or 2%, from 2017. Included in this increase was a $626 thousand increase in foreclosed property costs, which was largely offset by declines in various other expenses. See additional discussion regarding 2017 other expenses below under the section “Noninterest Expense - Comparison, of 2017 with 2016.”

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

In 2017 and 2016, the Corporation recorded net reductions to noninterest expenses of $643 thousand and $898 thousand, respectively, reflecting the change in fair value of a contingent consideration liability. As part of the consideration to acquire Halsey, a contingent consideration liability was initially recorded at fair value in August 2015 representing the estimated present value of future earn-outs to be paid based on the future revenue growth of Halsey during the 5-year period following the acquisition. This contingent consideration liability is remeasured at each reporting period taking into consideration changes in probability estimates regarding the likelihood of Halsey achieving revenue growth targets during the earn-out periods. Downturns in the equity markets during the post-acquisition period caused the estimated revenue growth to fall below the assumed levels at the time of the initial estimate and, as a result, the Corporation reduced the estimated liability with a corresponding reduction in noninterest expenses.

Other expenses in 2017 increased by $1.6 million, or 20%, from 2016. This increase was primarily due to the recognition of $670 thousand in software system implementation expenses, as well as an increase of $492 thousand in foreclosed property costs in 2017. The year over year comparison of the other expense category was also impacted by a net charge of approximately $245 thousand recognized in 2017 in connection with a claim against another bank related to a matter involving one of the Bank’s customers and a goodwill impairment charge of $150 thousand in 2017. The goodwill impairment charge was recognized on WSC, a limited purpose broker-dealer subsidiary, as a result of a decision made in the second quarter of 2017 to reduce the business activities of WSC. See additional disclosure above related to the change in business activities of WSC in the section “Noninterest Income - Comparison of 2017 with 2016.”

Income Taxes
The following table presents the Corporation’s income tax expense and effective tax rate for the periods indicated:

(Dollars in thousands)
Years ended December 31,	2018	2017	2016
Income tax expense	$18,260	$31,715	$22,373
Effective income tax rate	21.1%	40.8%	32.5%

The decline in income tax expense and in the effective income tax rate in 2018 was due to the December 2017 enactment of the Tax Act, which included the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018. The enactment of the Tax Act required companies to revalue deferred tax assets and liabilities in 2017 in light of the new federal income tax rate. As a result in 2017, the Corporation’s net deferred tax assets were written down by $6.2 million, with a corresponding increase to income tax expense. Excluding the impact of the $6.2 million write-down in 2017, the effective tax rates differed from the federal rates of 21.0% in 2018 and 35% in 2017 and 2016, largely due to state tax expense, offset by the benefits of tax-exempt income, income from BOLI, excess tax benefits recognized upon the settlement of share-based compensation awards and federal tax credits.

The Corporation’s net deferred tax assets amounted to $12.3 million at December 31, 2018, compared to $10.7 million at December 31, 2017. The Corporation has determined that a valuation allowance is not required for any of the deferred

Management's Discussion and Analysis

tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income.

See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes.

Segment Reporting
The Corporation manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, including activity related to the investment securities portfolio, wholesale funding matters and administrative units are considered Corporate.  The Corporate unit also includes income from BOLI and the residual impact of methodology allocations such as funds transfer pricing offsets. Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 19 to the Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Net interest income	$106,668	$98,736	$91,221	$7,932	8%	$7,515	8%
Provision for loan losses	1,550	2,600	5,650	(1,050)	(40)	(3,050)	(54)
Net interest income after provision for loan losses	105,118	96,136	85,571	8,982	9	10,565	12
Noninterest income	21,509	23,244	24,783	(1,735)	(7)	(1,539)	(6)
Noninterest expense	65,262	63,432	61,223	1,830	3	2,209	4
Income before income taxes	61,365	55,948	49,131	5,417	10	6,817	14
Income tax expense	13,149	23,876	16,790	(10,727)	(45)	7,086	42
Net income	$48,216	$32,072	$32,341	$16,144	50%	($269)	(1%)

Comparison of 2018 with 2017
Net interest income for the Commercial Banking segment increased by $7.9 million, or 8%, from 2017, largely reflecting growth in loans, which was partially offset by a shift in the mix of deposits to higher cost categories and increases in rates paid on in-market deposits.

The loan loss provision charged to earnings decreased by $1.1 million from 2017, based on management’s assessment of asset quality and credit quality metrics, growth and changes in the loan portfolio, and loss exposure allocations.

Noninterest income derived from the Commercial Banking segment decreased by $1.7 million, or 7%, from 2017, reflecting a decline in mortgage banking revenues and a lower volume of loan related derivative transactions in 2018. See additional discussion regarding the changes in mortgage banking revenues under the caption “Noninterest Income - Comparison of 2018 with 2017.”

Commercial Banking noninterest expenses were up by $1.8 million, or 3%, from 2017. Included in 2017 was a net charge of approximately $245 thousand recognized in connection with a claim against another bank related to a matter involving one of the Bank’s customers, which is further discussed further under the caption “Noninterest Expense - Comparison of 2017 to 2016.” Excluding this net charge, noninterest expenses for the Commercial Banking segment increased by $2.1 million, or 3%, from 2017, largely reflecting increases in salaries and employee benefits costs and outsourced services, partially offset by declines in equipment expense.

Income tax expense for the Commercial Banking segment decreased by $10.7 million from 2017, due to the December 2017 enactment of the Tax Act, which included the reduction of the federal income tax rate from 35% to 21% effective January 1, 2018. See further discussion in the “Income Taxes” section.

Management's Discussion and Analysis

Comparison of 2017 with 2016
Net interest income for the Commercial Banking segment increased by $7.5 million, or 8%, from 2016, largely reflecting a favorable shift in the mix of deposits to lower cost categories and growth in loans. The increase in net interest income was also impacted by a lower level of income associated with loan payoffs and prepayment penalties in 2017.

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

Income tax expense for the Commercial Banking segment was up by $7.1 million from 2016, due to the net deferred tax asset write-down adjustment resulting from the December 2017 enactment of the Tax Act.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Net interest expense	($334)	($167)	($66)	($167)	100%	($101)	153%
Noninterest income	38,341	39,346	37,569	(1,005)	(3)	1,777	5
Noninterest expense	27,723	28,407	27,179	(684)	(2)	1,228	5
Income before income taxes	10,284	10,772	10,324	(488)	(5)	448	4
Income tax expense	2,577	3,795	3,692	(1,218)	(32)	103	3
Net income	$7,707	$6,977	$6,632	$730	10%	$345	5%

Comparison of 2018 with 2017
Noninterest income for the Wealth Management Services segment was down by $1.0 million, or 3%, compared to 2017, reflecting a decrease in mutual fund fees and transaction-based fees, partially offset by an increase in trust and investment management fees. See additional discussion under the caption “Noninterest Income - Comparison of 2018 with 2017” above.

Noninterest expenses for the Wealth Management Services segment decreased by $684 thousand, or 2%, compared to 2017. The noninterest expense comparison for this segment was impacted by the change in fair value of a contingent consideration liability recognized in both periods and a one-time third party vendor credit that was recognized as a reduction to outsourced services expense in 2018. See additional discussion under the caption “Noninterest Expense” above. Excluding these items, total noninterest expenses for the Wealth Management Services segment decreased by $840 thousand, or 3%, compared to 2017, largely reflecting lower salaries and benefits costs.

Income tax expense for the Wealth Management Services segment decreased by $1.2 million from 2017, due to the December 2017 enactment of the Tax Act, which included the reduction of the federal income tax rate from 35% to 21%.

Comparison of 2017 with 2016
Noninterest income for the Wealth Management Services segment was up by $1.8 million, or 5%, compared to 2016, reflecting an increase in asset-based revenues resulting from growth in wealth management assets under administration.

Noninterest expenses for the Wealth Management Services segment increased by $1.2 million, or 5%, compared to 2016. The noninterest expense comparison for this segment was impacted by the change in fair value of a contingent consideration liability recognized in both periods and a goodwill impairment charge recognized in 2017. See additional discussion

Management's Discussion and Analysis

under the caption “Noninterest Expense” above. Excluding the impact of these items, total noninterest expenses for the Wealth Management Services segment increased by $823 thousand, or 3%, compared to 2016, largely due to software system implementation expenses incurred in 2017.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Net interest income	$25,956	$20,962	$19,323	$4,994	24%	$1,639	8%
Noninterest income	2,264	2,219	2,777	45	2	(558)	(20)
Noninterest expense	13,177	12,261	12,701	916	7	(440)	(3)
Income before income taxes	15,043	10,920	9,399	4,123	38	1,521	16
Income tax expense	2,534	4,044	1,891	(1,510)	(37)	2,153	114
Net income	$12,509	$6,876	$7,508	$5,633	82%	($632)	(8%)

Comparison of 2018 with 2017
Net interest income for the Corporate unit was up by $5.0 million, or 24%, compared to 2017, reflecting increased investment income due to growth in the investment securities portfolio and higher dividend income on FHLB stock, partially offset by increased FHLB borrowing costs.

Noninterest expense for the Corporate unit increased by $916 thousand, or 7%, from 2017, reflecting increased staffing.

Income tax expense for the Corporate unit was down by $1.5 million from 2017, due to the December 2017 enactment of the Tax Act, which included the reduction of the federal income tax rate from 35% to 21% effective January 1, 2018.

Comparison of 2017 with 2016
Net interest income for the Corporate unit was up by $1.6 million, or 8%, compared to 2016, reflecting the impact of additions to the investment securities portfolio in the latter half of 2016, partially offset by increased FHLB borrowing costs.

Noninterest income for the Corporate unit decreased by $558 thousand, or 20%, compared to 2016, primarily due to the nontaxable gain of $589 thousand recognized in 2016 upon the receipt of BOLI proceeds.

Noninterest expense for the Corporate unit decreased by $440 thousand, or 3%, from 2016, largely due to debt prepayment penalty expense of $431 thousand incurred in 2016. There was no such expense incurred in 2017.

Income tax expense for the Corporate unit was up by $2.2 million from 2016, due to the net deferred tax asset write-down adjustment resulting from the December 2017 enactment of the Tax Act.

Management's Discussion and Analysis

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
December 31,	2018	2017	$	%
Total securities	$938,225	$793,495	$144,730	18%
Total loans	3,680,360	3,374,071	306,289	9
Allowance for loan losses	27,072	26,488	584	2
Total assets	5,010,766	4,529,850	480,916	11
Total deposits	3,524,048	3,242,707	281,341	9
FHLB advances	950,722	791,356	159,366	20
Total shareholders’ equity	448,184	413,284	34,900	8

Total assets amounted to $5.0 billion at December 31, 2018, up by $480.9 million, or 11%, from the end of 2017, reflecting loan growth and purchases of securities. In 2018, total deposits increased by $281.3 million, or 9%, and FHLB advances increased by $159.4 million, or 20%, from December 31, 2017. Shareholders’ equity amounted to $448.2 million at December 31, 2018, up by $34.9 million from the balance at the end of 2017. As of December 31, 2018, the Bancorp and the Bank were “well capitalized.” See Note 12 to the Consolidated Financial Statements for additional discussion on regulatory capital requirements.

Securities
Investment security activity is monitored by an Investment Committee, the members of which also sit on the Asset/Liability Committee (“ALCO”).  Asset and liability management objectives are the primary influence on the Corporation’s investment activities.  However, the Corporation also recognizes that there are certain specific risks inherent in investment portfolio activity.  The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies that provide limitations on specific risk factors such as market risk, credit risk and concentration, liquidity risk and operational risk to help monitor risks associated with investing in securities.  Reports on the activities conducted by Investment Committee and the ALCO are presented to the Board of Directors on a regular basis.

The Corporation’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase. The Corporation does not currently maintain a portfolio of trading securities. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Debt securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized. Debt securities held to maturity are reported at amortized cost.

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2018 and 2017, the Corporation did not make any adjustments to the prices provided by the pricing service.

Management's Discussion and Analysis

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$242,683	26%	$157,604	20%	$108,440	15%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	660,793	72	590,882	76	588,085	79
Obligations of states and political subdivisions	937	—	2,359	—	14,485	2
Individual name issuer trust preferred debt securities	11,772	1	16,984	2	26,736	4
Corporate bonds	11,625	1	13,125	2	2,166	—
Total securities available for sale	$927,810	100%	$780,954	100%	$739,912	100%

(Dollars in thousands)
December 31,	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$10,415	100%	$12,541	100%	$15,633	100%
Total securities held to maturity	$10,415	100%	$12,541	100%	$15,633	100%

As noted above, the securities portfolio is managed to generate interest income, for interest rate risk management purposes, and to provide an available source of liquidity for balance sheet management. Debt obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, totaling $251.8 million and $149.1 million, respectively, were purchased in 2018 and 2017. The 2018 purchases had a weighted average yield of 3.59%, while the 2017 purchases had a weighted average yield of 2.61%. These purchases were partially offset by routine principal pay-downs on mortgage-backed securities, as well as calls and maturities of debt securities.

The securities portfolio stood at $938.2 million as of December 31, 2018, or 19% of total assets, compared to $793.5 million as of December 31, 2017, or 18% or total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As of December 31, 2018 and December 31, 2017, the net unrealized loss position on securities available for sale and held to maturity amounted to $22.0 million and $9.7 million, respectively, and included gross unrealized losses of $24.4 million and $13.5 million, respectively. As of December 31, 2018, the gross unrealized losses were concentrated in obligations of U.S government-sponsored enterprises, including mortgaged-backed securities, and were primarily attributable to relative changes in interest rates since the time of purchase. Management evaluated the impairment status of these debt securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2018. See Note 4 to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis

The schedule of maturities of debt securities available for sale and held to maturity is presented below. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other debt securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax- exempt obligations are not computed on a tax equivalent basis.

(Dollars in thousands)	December 31, 2018
	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$999	$110,759	$134,950	$—	$246,708
Weighted average yield	1.25%	2.05%	3.05%	—%	2.59%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
Amortized cost	66,935	216,253	185,401	206,779	675,368
Weighted average yield	3.07	3.03	2.84	2.54	2.83
Obligations of states and political subdivisions:
Amortized cost	935	—	—	—	935
Weighted average yield	3.99	—	—	—	3.99
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	13,307	—	13,307
Weighted average yield	—	—	3.22	—	3.22
Corporate bonds:
Amortized cost	201	1,408	3,931	7,862	13,402
Weighted average yield	1.64	2.58	3.25	3.95	3.57
Total debt securities available for sale:
Amortized cost	$69,070	$328,420	$337,589	$214,641	$949,720
Weighted average yield	3.05%	2.70%	2.94%	2.59%	2.78%
Fair value	$67,584	$321,760	$329,330	$209,136	$927,810
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$1,329	$4,396	$3,580	$1,110	$10,415
Weighted average yield	3.22%	3.10%	2.51%	2.37%	2.84%
Fair value	$1,317	$4,354	$3,546	$1,099	$10,316

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

The Bank’s investment in FHLB stock totaled $46.1 million at December 31, 2018, compared to $40.5 million at December 31, 2017. No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Corporation currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB

Management's Discussion and Analysis

stock would be subject to the conditions imposed by the FHLB.  The Corporation monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLB stock as of December 31, 2018.

Loans
Total loans amounted to $3.7 billion at December 31, 2018, up by $306.3 million, or 9%, from the end of 2017, largely due to growth in the commercial and residential real estate loan portfolios.

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,392,408	38%	$1,210,495	36%	$1,195,557	37%	$1,054,250	35%	$923,570	33%
Commercial & industrial (2)	620,704	17	612,334	18	576,109	18	600,297	20	611,918	21
Total commercial	2,013,112	55	1,822,829	54	1,771,666	55	1,654,547	55	1,535,488	54
Residential real estate:
Residential real estate (3)	1,360,387	37	1,227,248	36	1,122,748	35	1,013,555	34	985,415	34
Consumer:
Home equity	280,626	8	292,467	9	301,472	9	302,214	10	289,447	10
Other (4)	26,235	—	31,527	1	38,485	1	42,811	1	48,926	2
Total consumer	306,861	8	323,994	10	339,957	10	345,025	11	338,373	12
Total loans	$3,680,360	100%	$3,374,071	100%	$3,234,371	100%	$3,013,127	100%	$2,859,276	100%

(1)
Consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.

(2)	Consists of loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)	Consists of mortgage and homeowner construction loans secured by one- to four- family residential properties.

(4)	Consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2018 follows:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate (3)	Home Equity	Other	Total Consumer	Total
Amounts due in:
One year or less	$216,307	$121,511	$337,818	$36,017	$4,173	$3,816	$7,989	$381,824
After one year to five years	666,853	279,807	946,660	157,343	14,656	9,075	23,731	1,127,734
After five years	509,248	219,386	728,634	1,167,027	261,797	13,344	275,141	2,170,802
Total	$1,392,408	$620,704	$2,013,112	$1,360,387	$280,626	$26,235	$306,861	$3,680,360

Interest rate terms on amounts due after one year:
Predetermined rates	$144,631	$165,204	$309,835	$330,610	$23,295	$20,830	$44,125	$684,570
Variable or adjustable rates	1,031,470	333,989	1,365,459	993,760	253,158	1,589	254,747	2,613,966

(1)
Includes construction and development loans that will convert to repayment terms following the construction period and will be reclassified to either the commercial real estate or commercial & industrial category.

(2)	Consists of loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)
Includes homeowner construction loans. Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Generally, the actual maturity of loans is substantially shorter than their contractual maturity due to prepayments and, in the case of loans secured by real estate, due to payoff of loans upon the sale of the property by the borrower. The average

Management's Discussion and Analysis

life of loans secured by real estate tends to increase when market loan rates are higher than rates on existing portfolio loans and, conversely, tends to decrease when rates on existing portfolio loans are higher than market loan rates. Under the latter scenario, the average yield on portfolio loans tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank may, consistent with industry practice, renew a significant portion of commercial loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In other circumstances, a loan, or a portion of a loan, may not be repaid due to the borrower’s inability to satisfy the contractual terms of the loan.

Commercial Loans
The commercial loan portfolio represented 55% of total loans at December 31, 2018.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $406.4 million and $364.0 million, respectively, at December 31, 2018 and 2017. Our participation in commercial loans originated by other banks also includes shared national credits. Effective January 1, 2018, shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

Commercial loans fall into two major categories, commercial real estate and commercial and industrial loans. Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loans is also collateralized by real estate.  Commercial and industrial loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans
Commercial real estate loans totaled $1.4 billion at December 31, 2018, up by $181.9 million, or 15%, from the balance at December 31, 2017. Included in commercial real estate loans were construction and development loans of $190.9 million and $138.0 million, respectively, as of December 31, 2018 and 2017. In 2018, commercial real estate loan originations and advances amounted to approximately $362.5 million, which were partially offset by payoffs, paydowns and other changes.

Commercial real estate loans are secured by a variety of property types, with 92% of the total at December 31, 2018 composed of multi-family dwellings, retail facilities, office buildings, lodging, healthcare facilities, commercial mixed use and industrial and warehouse properties. The average loan balance outstanding in this portfolio was $2.7 million and the largest individual commercial real estate loan outstanding was $25.9 million as of December 31, 2018.

Management's Discussion and Analysis

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Rhode Island	$377,249	27%	$360,834	30%
Connecticut	570,116	41	461,230	38
Massachusetts	356,615	26	309,013	26
Subtotal	1,303,980	94	1,131,077	94
All other states	88,428	6	79,418	6
Total	$1,392,408	100%	$1,210,495	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $620.7 million at December 31, 2018, up by $8.4 million, or 1%, from the balance at December 31, 2017. In 2018, originations and increased line utilization amounted to approximately $108.3 million, which were partially offset by payoffs, paydowns and other changes.

Shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $87.4 million at December 31, 2018. Of this balance, $68.9 million was included in the pass-rated category of commercial loan credit quality and $18.5 million was included in the special mention category. All of these loans were current with respect to contractual payment terms at December 31, 2018.

The commercial and industrial portfolio includes loans to a variety of business types, with 90% of the total at December 31, 2018 composed of loans to business sectors such as health care/social assistance, manufacturing, owner-occupied and other real estate, educational services, professional, scientific and technical, finance and insurance, retail trade, transportation and warehousing, entertainment and recreation, other services, public administration and accommodation and food services. The average loan balance outstanding in this portfolio was $624 thousand and the largest individual commercial and industrial loan outstanding was $19.6 million as of December 31, 2018.

Residential Real Estate Loans
The residential real estate loan portfolio represented 37% of total loans at December 31, 2018.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Years ended December 31,	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio	$335,585	44%	$318,674	37%	$264,466	31%
Originations for sale to the secondary market (1)	427,037	56	533,878	63	600,800	69
Total	$762,622	100%	$852,552	100%	$865,266	100%

(1)	Includes loans originated in a broker capacity.

Management's Discussion and Analysis

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Years ended December 31,	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$98,941	23%	$129,358	24%	$165,414	27%
Loans sold with servicing rights released (1)	333,998	77	407,514	76	443,824	73
Total	$432,939	100%	$536,872	100%	$609,238	100%

(1)	Includes loans originated in a broker capacity.

Loans are sold with servicing retained or released. Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.7 million and $3.6 million, respectively, as of December 31, 2018 and 2017. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $588.5 million and $568.3 million, respectively, as of December 31, 2018 and 2017.

Residential real estate loans held in portfolio amounted to $1.4 billion at December 31, 2018, up by $133.1 million, or 11%, from the balance at December 31, 2017. A higher percentage of residential real estate mortgage loans were originated for retention in portfolio during 2018, compared to 2017.

The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Rhode Island	$352,141	26%	$343,340	28%
Connecticut	141,775	10	140,843	12
Massachusetts	849,435	63	726,712	59
Subtotal	1,343,351	99	1,210,895	99
All other states	17,036	1	16,353	1
Total (1)	$1,360,387	100%	$1,227,248	100%

(1)	Includes residential mortgage loans purchased from other financial institutions totaling $112.9 million and $129.5 million, respectively, as of December 31, 2018 and 2017.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. The Bank also purchases loans to individuals secured by general aviation aircraft.

The consumer loan portfolio totaled $306.9 million at December 31, 2018, down by $17.1 million, or 5%, from December 31, 2017.  Home equity lines and home equity loans represented 91% of the total consumer portfolio at December 31, 2018.  The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $17.6 million and $21.7 million, respectively, at December 31, 2018 and 2017.

Investment in Bank-Owned Life Insurance
BOLI amounted to $80.5 million and $73.3 million, respectively, at December 31, 2018 and 2017. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance

Management's Discussion and Analysis

carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A2” or better by Moody’s at December 31, 2018.  BOLI is included in the Consolidated Balance Sheet at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Asset Quality
The Corporation continually monitors the asset quality of the loan portfolio using all available information. The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function, including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees various systems and procedures performed by management for monitoring the credit quality of the loan portfolio, conducting a loan review program, maintaining the integrity of the loan rating system and determining the adequacy of the allowance for loan losses. The Audit Committee also approves the policy and methodology for establishing the allowance for loan losses. These committees report the results of their respective oversight functions to the Board of Directors.  In addition, the Board of Directors receives information concerning asset quality measurements and trends on a regular basis.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)
December 31,	2018	2017	2016	2015	2014
Commercial:
Commercial real estate	$925	$4,954	$7,811	$5,711	$5,315
Commercial & industrial	—	283	1,337	3,018	1,969
Total commercial	925	5,237	9,148	8,729	7,284
Residential Real Estate:
Residential real estate	9,346	9,414	11,736	10,666	7,124
Consumer:
Home equity	1,436	544	1,058	1,652	1,534
Other	—	16	116	—	3
Total consumer	1,436	560	1,174	1,652	1,537
Total nonaccrual loans	11,707	15,211	22,058	21,047	15,945
Property acquired through foreclosure or repossession, net	2,142	131	1,075	716	1,176
Total nonperforming assets	$13,849	$15,342	$23,133	$21,763	$17,121

Nonperforming assets to total assets	0.28%	0.34%	0.53%	0.58%	0.48%
Nonperforming loans to total loans	0.32%	0.45%	0.68%	0.70%	0.56%
Total past due loans to total loans	0.37%	0.59%	0.76%	0.58%	0.63%
Accruing loans 90 days or more past due	$—	$—	$—	$—	$—

Total nonperforming assets declined by $1.5 million from the end of 2017, with a $3.5 million decline in nonaccrual loans and a $2.0 million increase in property acquired through foreclosure. At December 31, 2018, property acquired through foreclosure consisted of one commercial property.

Management's Discussion and Analysis

Nonaccrual Loans
During 2018, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status. In addition, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2018. Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more past due with respect to principal and/or interest or sooner if considered appropriate by management.  Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  When loans are placed on nonaccrual status, interest previously accrued but not collected is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income, depending on management’s assessment of the ultimate collectability of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $759 thousand, $1.3 million and $1.6 million in 2018, 2017 and 2016, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $588 thousand, $335 thousand and $640 thousand in 2018, 2017 and 2016, respectively.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
Years ended December 31,	2018	2017
Balance at beginning of period	$15,211	$22,058
Additions to nonaccrual status	8,764	6,515
Loans returned to accruing status	(2,680)	(4,052)
Loans charged-off	(1,187)	(2,462)
Loans transferred to other real estate owned	(3,074)	(576)
Payments, payoffs and other changes	(5,327)	(6,272)
Balance at end of period	$11,707	$15,211

Management's Discussion and Analysis

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	December 31, 2018				December 31, 2017
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$925	$925	0.07%	$4,954	$—	$4,954	0.41%
Commercial & industrial	—	—	—	—	281	2	283	0.05
Total commercial	—	925	925	0.05	5,235	2	5,237	0.29
Residential Real Estate:
Residential real estate	1,509	7,837	9,346	0.69	3,903	5,511	9,414	0.77
Consumer:
Home equity	552	884	1,436	0.51	268	276	544	0.19
Other	—	—	—	—	14	2	16	0.05
Total consumer	552	884	1,436	0.47	282	278	560	0.17
Total nonaccrual loans	$2,061	$9,646	$11,707	0.32%	$9,420	$5,791	$15,211	0.45%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of December 31, 2018, the composition of nonaccrual loans was 92% residential and consumer and 8% commercial, compared to 66% and 34%, respectively, as of December 31, 2017.

Nonaccrual loans declined by $3.5 million in 2018 largely due to the resolution of two nonaccrual commercial real estate relationships, both of which were previously modified in a troubled debt restructuring. In March 2018, a nonaccrual commercial real estate loan with a carrying value of $1.8 million was reclassified to loans held for sale as the loan was sold in April 2018 for proceeds equal to its carrying value. Also in March 2018, a second nonaccrual commercial real estate loan with a carrying value of $3.1 million was transferred to property acquired through foreclosure or repossession. Based on an independent appraisal received in the latter portion of 2018, a valuation allowance of $932 thousand on this property was deemed necessary as of December 31, 2018. Changes in the valuation allowance subsequent to foreclosure represent foreclosed property costs and are classified in other expenses in the Consolidated Statements of Income.

Nonaccrual residential real estate mortgage loans amounted to $9.3 million at December 31, 2018, down by $68 thousand from the end of 2017. As of December 31, 2018, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Rhode Island and Connecticut.  Included in total nonaccrual residential real estate loans at December 31, 2018 were four loans purchased for portfolio and serviced by others amounting to $1.2 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectability of nonperforming loans.

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

Management's Discussion and Analysis

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of December 31, 2018, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The amounts below consist of unpaid principal balance, net of partial charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below. See Note 5 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)
December 31,	2018	2017	2016	2015	2014
Accruing troubled debt restructured loans
Commercial:
Commercial real estate	$—	$—	$1,965	$9,430	$9,676
Commercial & industrial	4,714	4,875	5,761	853	954
Total commercial	4,714	4,875	7,726	10,283	10,630
Residential Real Estate:
Residential real estate	363	369	3,925	669	1,252
Consumer:
Home equity	10	13	78	84	20
Other	21	130	28	144	115
Total consumer	31	143	106	228	135
Total accruing troubled debt restructured loans	5,108	5,387	11,757	11,180	12,017

Nonaccrual troubled debt restructured loans
Commercial:
Commercial real estate	—	4,954	7,807	5,296	4,898
Commercial & industrial	—	281	1,177	1,371	1,193
Total commercial	—	5,235	8,984	6,667	6,091
Residential Real Estate:
Residential real estate	510	529	1,384	596	248
Consumer:
Home equity	—	—	—	—	—
Other	—	—	110	—	—
Total consumer	—	—	110	—	—
Total nonaccrual troubled debt restructured loans	510	5,764	10,478	7,263	6,339
Total troubled debt restructured loans	$5,618	$11,151	$22,235	$18,443	$18,356

The allowance for loan losses included specific reserves for troubled debt restructurings of $103 thousand and $1.1 million, respectively, at December 31, 2018 and 2017.

Troubled debt restructured loans declined by $5.5 million from the end of 2017, reflecting the resolution of two nonaccrual commercial real estate relationships discussed under the caption “Nonaccrual Loans.”

Management's Discussion and Analysis

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)
December 31,	2018		2017
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$1,080	0.08%	$4,960	0.41%
Commercial & industrial	—	—	4,076	0.67
Total commercial	1,080	0.05	9,036	0.50
Residential Real Estate:
Residential real estate	10,520	0.77	7,855	0.64
Consumer:
Home equity	1,989	0.71	3,141	1.07
Other	33	0.13	43	0.14
Total consumer	2,022	0.66	3,184	0.98
Total past due loans	$13,622	0.37%	$20,075	0.59%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2018, the composition of past due loans was 92% residential and consumer and 8% commercial, compared to 55% and 45%, respectively, at December 31, 2017.

Total past due loans declined by $6.5 million in 2018, with decreases of $8.0 million in commercial loans and $1.2 million in consumer loans, partially offset by an increase of $2.7 million in residential real estate loans. The decline in past due commercial loans reflected the resolution of two nonaccrual commercial real estate relationships discussed under the caption “Nonaccrual Loans.” The increase in past due residential real estate loans was concentrated in self-originated residential real estate loans secured by properties in Rhode Island and Massachusetts.

Total past due loans as of December 31, 2018 and 2017 included nonaccrual loans of $8.6 million and $11.8 million, respectively.  All loans 90 days or more past due at December 31, 2018 and 2017 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2018 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Management has identified approximately $14.9 million in potential problem loans at December 31, 2018, compared to $9.7 million at December 31, 2017. As of December 31, 2018, approximately 90% of the balance of potential problem loans consisted of four commercial relationships, all of which were current with respect to payment terms. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the

Management's Discussion and Analysis

loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses under the caption “Critical Accounting Policies and Estimates” and in Note 6 to the Consolidated Financial Statements.

The allowance for loan losses is management’s best estimate of incurred losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. The status of nonaccrual loans, past due loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at December 31, 2018 is adequate and consistent with asset quality and credit quality indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The Corporation’s general practice is to identify problem credits early and recognize full or partial charge-offs as promptly as practicable when it is determined that the collection of loan principal is unlikely. Full or partial charge-offs on collateral dependent impaired loans are recognized when the collateral is deemed to be insufficient to support the carrying value of the loan. The Corporation does not recognize a recovery when an updated appraisal indicates a subsequent increase in value.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include nonaccrual loans and loans restructured in a troubled debt restructuring. The following is a summary of impaired loans by measurement type:

(Dollars in thousands)
December 31,	2018	2017
Collateral dependent impaired loans (1)	$10,466	$13,880
Impaired loans measured on discounted cash flow method (2)	6,350	6,718
Total impaired loans	$16,816	$20,598

(1)	Net of partial charge-offs of $289 thousand and $5.1 million, respectively, at December 31, 2018 and 2017.

(2)	Net of partial charge-offs of $85 thousand and $84 thousand, respectively, at December 31, 2018 and 2017.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

Management's Discussion and Analysis

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	December 31, 2018			December 31, 2017
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$16,816	$127	0.76%	$20,598	$1,129	5.48%
Loans collectively evaluated for impairment	3,663,544	26,945	0.74	3,353,473	25,359	0.76
Total	$3,680,360	$27,072	0.74%	$3,374,071	$26,488	0.79%

A loan loss provision totaling $1.6 million was charged to earnings in 2018, compared to $2.6 million in 2017. These provisions were based on management's assessment of loss exposure, as well as loan loss allocations commensurate with growth and changes in the loan portfolio.

Net charge-offs were $966 thousand, or 0.03% of average loans in 2018, compared to $2.1 million, or 0.06%, of average loans in 2017.

As of December 31, 2018, the allowance for loan losses was $27.1 million, or 0.74% of total loans, compared to $26.5 million, or 0.79% of total loans, at December 31, 2017, largely reflecting a decrease in specific reserves on impaired loans.

Management's Discussion and Analysis

The following table reflects the activity in the allowance for loan losses during the years presented:

(Dollars in thousands)
December 31,	2018	2017	2016	2015	2014
Balance at beginning of period	$26,488	$26,004	$27,069	$28,023	$27,886
Charge-offs:
Commercial:
Commercial real estate	627	1,867	5,816	809	977
Commercial & industrial	10	336	759	671	558
Total commercial	637	2,203	6,575	1,480	1,535
Residential real estate:
Residential real estate	250	74	200	207	132
Consumer:
Home equity	193	79	147	485	128
Other	107	106	90	133	154
Total consumer	300	185	237	618	282
Total charge-offs	1,187	2,462	7,012	2,305	1,949
Recoveries:
Commercial:
Commercial real estate	25	82	56	92	24
Commercial & industrial	119	169	156	87	86
Total commercial	144	251	212	179	110
Residential real estate:
Residential real estate	21	39	11	28	51
Consumer:
Home equity	29	33	37	65	20
Other	27	23	37	29	55
Total consumer	56	56	74	94	75
Total recoveries	221	346	297	301	236
Net charge-offs	966	2,116	6,715	2,004	1,713
Provision charged to earnings	1,550	2,600	5,650	1,050	1,850
Balance at end of period	$27,072	$26,488	$26,004	$27,069	$28,023

Net charge-offs to average loans	0.03%	0.06%	0.21%	0.07%	0.07%

Management's Discussion and Analysis

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

(Dollars in thousands)
December 31,	2018		2017		2016		2015		2014
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$15,381	38%	$12,729	36%	$11,166	37%	$10,898	35%	$9,502	33%
Commercial & industrial	5,847	17	5,580	18	6,992	18	8,202	20	7,987	21
Total commercial	21,228	55	18,309	54	18,158	55	19,100	55	17,489	54
Residential Real Estate:
Residential real estate	3,987	37	5,427	36	5,252	35	5,460	34	5,430	34
Consumer:
Home Equity	1,603	8	2,412	9	1,889	9	1,915	10	2,388	10
Other	254	—	340	1	705	1	594	1	325	2
Total Consumer	1,857	8	2,752	10	2,594	10	2,509	11	2,713	12
Unallocated:
Unallocated	—		—		—		—		2,391
Balance at end of period	$27,072	100%	$26,488	100%	$26,004	100%	$27,069	100%	$28,023	100%

(1)	Percentage of loans outstanding in respective category to the total loans outstanding.

Sources of Funds
Our sources of funds include deposits, brokered time deposits, FHLB advances, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  The Corporation uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

Deposits
The Corporation offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue.

The Bank is a participant in the DDM program, ICS program and the CDARS program. The Bank uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or time deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market wholesale brokered deposits.

Management's Discussion and Analysis

The following table presents a summary of deposits:

(Dollars in thousands)			Change
December 31,	2018	2017	$	%
Noninterest-bearing demand deposits	$603,216	$578,410	$24,806	4%
Interest-bearing demand deposits	178,733	82,728	96,005	116
NOW accounts	466,568	466,605	(37)	—
Money market accounts	646,878	731,345	(84,467)	(12)
Savings accounts	373,545	368,524	5,021	1
Time deposits (in-market)	778,105	617,368	160,737	26
Total in-market deposits	3,047,045	2,844,980	202,065	7
Wholesale brokered time deposits	477,003	397,727	79,276	20
Total deposits	$3,524,048	$3,242,707	$281,341	9%

Total deposits amounted to $3.5 billion at December 31, 2018, up by $281.3 million, or 9%, in 2018. This included an increase of $79.3 million in out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $202.1 million, or 7%, from the balance at December 31, 2017. Growth in in-market deposits reflected an increase in time deposits attributable to promotional campaigns, an increase in interest-bearing demand deposits due to the implementation of a program in June of 2018 that transitioned certain wealth management client cash equivalent assets, previously held in outside accounts, into the insured reciprocal DDM program described above, as well as an increase in average noninterest-bearing demand deposits. These increases were partially offset by a decline in money market account balances.

FHLB Advances
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances totaled $950.7 million at December 31, 2018, up by $159.4 million from the balance at the end of 2017.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 62% of total average assets in 2018.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

The Corporation has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity.  Management employs stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows.  In management’s estimation, risks are concentrated in two major categories: (1) runoff of in-market deposit balances; and (2) unexpected drawdown of loan commitments.  Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity.  Our stress test scenarios, therefore, emphasize attempts to quantify deposits at risk over selected time horizons.  In addition to these unexpected outflow risks, several other “business as usual” factors enter into the calculation of the adequacy of contingent liquidity including (1) payment proceeds from loans and investment securities; (2) maturing debt obligations; and (3) maturing time deposits.  The Corporation has established collateralized borrowing capacity with the FRB and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business. Borrowing capacity is impacted by the amount and type of assets available to be pledged.

Management's Discussion and Analysis

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)
December 31,	2018	2017
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$628,468	$449,846
Federal Reserve Bank of Boston (2)	27,608	32,037
Unencumbered investment securities	493,623	436,124
Total	$1,149,699	$918,007

(1)
As of December 31, 2018 and 2017, loans with a carrying value of $2.0 billion and $1.5 billion, respectively. and securities available for sale with a carrying value of $236.7 million and $197.7 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.

(2)
As of December 31, 2018 and 2017, loans with a carrying value of $22.9 million and $28.4 million, respectively. and securities available for sale with a carrying value of $16.4 million and $17.8 million, respectively, were pledged to the FRB resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained within target ranges established by the ALCO during 2018.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $82.9 million in 2018, which was generated by net income of $68.4 million and adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $481.8 million in 2018, reflecting outflows to fund loan growth and purchase investment securities, FHLB stock and BOLI. These outflows were partially offset by net inflows from principal paydowns, calls and maturities of debt securities. For 2018, net cash provided by financing activities amounted to $409.5 million, largely due to net increases in deposits and FHLB advances, partially offset by the payment of dividends to shareholders. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $448.2 million at December 31, 2018, up by $34.9 million from December 31, 2017, including net income of $68.4 million, partially offset by $30.7 million for dividend declarations and a $4.8 million reduction in the accumulated comprehensive income component of shareholders’ equity, primarily resulting from a temporary decline in the fair value of available for sale securities.

The Corporation declared dividends of $1.76 per share in 2018, representing an increase of 22 cents per share, or 14%, over last year.

The ratio of total equity to total assets amounted to 8.94% at December 31, 2018, compared to a ratio of 9.12% at December 31, 2017.  Book value per share at December 31, 2018 and 2017 amounted to $25.90 and $23.99, respectively.
The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 12.56% at December 31, 2018, compared to 12.45% at December 31, 2017. See Note 12 to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Management's Discussion and Analysis

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at December 31, 2018:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (2)	$950,722	$767,258	$113,255	$64,875	$5,334
Junior subordinated debentures	22,681	—	—	—	22,681
Operating leases	36,201	3,544	5,657	4,352	22,648
Third party application processing	26,496	5,544	8,141	7,312	5,499
Total contractual obligations	$1,036,100	$776,346	$127,053	$76,539	$56,162

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLB advances are shown in the period corresponding to their scheduled maturity. See Note 11 to the Consolidated Financial Statements for additional information.

In addition to the contractual obligations noted in the above table and as disclosed in Note 17 to the Consolidated Financial Statements, the Corporation maintains a qualified pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007 and also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees. The defined benefit pension plans were previously amended to freeze benefit accruals after a 10-year transition period ending in December 2023. The Corporation does not expect to make a contribution to the qualified pension plan in 2019.  In addition, the Corporation expects to contribute $907 thousand in benefit payments to the non-qualified retirement plans in 2019.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commercial loans	$533,884	$163,387	$151,985	$91,041	$127,471
Home equity lines	270,462	—	—	—	270,462
Other loans	46,698	46,698	—	—	—
Standby letters of credit	7,706	6,045	1,661	—	—
Forward loan commitments:
Interest rate lock commitments	30,766	30,766	—	—	—
Forward sale commitments	61,993	61,993	—	—	—
Loan related derivative contracts:
Interest rate swaps with customers	648,050	36,796	54,369	166,168	390,717
Mirror swaps with counterparties	648,050	36,796	54,369	166,168	390,717
Risk participation-in agreements	46,510	—	—	9,653	36,857
Foreign exchange contracts	2,784	2,784	—	—	—
Interest rate risk management contracts:
Interest rate swaps	60,000	—	40,000	20,000	—
Total commitments	$2,356,903	$385,265	$302,384	$453,030	$1,216,224

Management's Discussion and Analysis

Off-Balance Sheet Arrangements
In the normal course of business, the Corporation engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  Such transactions are used to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates.  These financial transactions include commitments to extend credit, standby letters of credit, forward loan commitments, loan related derivative contracts and interest rate risk management contracts.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and standby letters of credit are similar to those used for loans.  Interest rate risk management contracts with other counterparties are generally subject to bilateral collateralization terms.

For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 13 and 22 to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Asset/Liability Management and Interest Rate Risk
Interest rate risk is the risk of loss to future earnings due to changes in interest rates.  The ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk.  Periodically, the ALCO reports on the status of liquidity and interest rate risk matters to the Bank’s Board of Directors. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with the Corporation’s liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, off-balance sheet interest rate contracts and the pricing and structure of loans and deposits, to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors.  These interest rate contracts involve, to varying degrees, credit risk and interest rate risk.  Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract.  The notional amount of the interest rate contracts is the amount upon which interest and other payments are based.  The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Notes 13 and 22 to the Consolidated Financial Statements for additional information.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2018 and 2017, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Management's Discussion and Analysis

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2018 and 2017.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	December 31, 2018		December 31, 2017
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.60)%	(5.30)%	(3.88)%	(7.94)%
100 basis point rate increase	1.94	(0.46)	3.02	2.52
200 basis point rate increase	5.85	2.62	7.31	7.64
300 basis point rate increase	9.75	5.49	11.65	12.77

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

The relative changes in interest rate sensitivity from December 31, 2017 to December 31, 2018 as shown in the above table, were attributable to several factors, including a higher absolute level of market interest rates and a relative increase in the proportion of wholesale funding and promotional time deposit balances.  Interest rate risk modeling assumes that wholesale funding sources are more sensitive to changes in market interest rates than core deposits.  Furthermore, the amount of time deposits scheduled to mature during the 13-24 month time period has increased, as compared to the prior period, as a result of our recent deposit promotions. Our modeling assumption is that these time deposit maturities will reprice at higher rates during rising rate scenarios.

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

The banking industry attracted and retained low-cost core savings deposits during the low interest rate cycle that lasted several years.  The ALCO recognizes that a portion of these increased levels of low-cost balances could continue to shift into higher yielding alternatives in the future, particularly if interest rates continue to rise and as confidence in financial

Management's Discussion and Analysis

markets strengthens, and has modeled deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, which may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

It should also be noted that the static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior.

Mortgage-backed securities and residential mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2018 and 2017 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$5,928	($17,403)
Obligations of states and political subdivisions	1	(2)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	25,881	(68,121)
Trust preferred debt and other corporate debt securities	(193)	335
Total change in market value as of December 31, 2018	$31,617	($85,191)
Total change in market value as of December 31, 2017	$17,308	($69,453)

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

As of December 31, 2018, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2018 was effective.

The Corporation’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018.

Edward O. Handy III Chairman and Chief Executive Officer	Ronald S. Ohsberg Senior Executive Vice President, Chief Financial Officer and Treasurer

February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Washington Trust Bancorp, Inc:
Opinion of Internal Control Over Financial Reporting
We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Washington Trust Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the Corporation) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
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

Providence, Rhode Island
February 26, 2019

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2018	2017
Assets:
Cash and due from banks	$89,923	$79,853
Short-term investments	3,552	3,070
Mortgage loans held for sale, at fair value	20,996	26,943
Securities:
Available for sale, at fair value	927,810	780,954
Held to maturity, at amortized cost (fair value $10,316 in 2018 and $12,721 in 2017)	10,415	12,541
Total securities	938,225	793,495
Federal Home Loan Bank stock, at cost	46,068	40,517
Loans:
Total loans	3,680,360	3,374,071
Less allowance for loan losses	27,072	26,488
Net loans	3,653,288	3,347,583
Premises and equipment, net	29,005	28,333
Investment in bank-owned life insurance	80,463	73,267
Goodwill	63,909	63,909
Identifiable intangible assets, net	8,162	9,140
Other assets	77,175	63,740
Total assets	$5,010,766	$4,529,850
Liabilities:
Deposits:
Noninterest-bearing deposits	$603,216	$578,410
Interest-bearing deposits	2,920,832	2,664,297
Total deposits	3,524,048	3,242,707
Federal Home Loan Bank advances	950,722	791,356
Junior subordinated debentures	22,681	22,681
Other liabilities	65,131	59,822
Total liabilities	4,562,582	4,116,566
Commitments and contingencies (Note 22)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,302,037 shares in 2018 and 17,226,508 shares in 2017	1,081	1,077
Paid-in capital	119,888	117,961
Retained earnings	355,524	317,756
Accumulated other comprehensive loss	(28,309)	(23,510)
Total shareholders’ equity	448,184	413,284
Total liabilities and shareholders’ equity	$5,010,766	$4,529,850

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2018	2017	2016
	Interest income:
	Interest and fees on loans	$149,932	$126,940	$118,198
	Interest on mortgage loans held for sale	1,212	1,022	1,293
	Taxable interest on securities	21,816	18,927	11,584
	Nontaxable interest on securities	61	249	982
	Dividends on Federal Home Loan Bank stock	2,369	1,774	1,091
	Other interest income	1,017	674	322
	Total interest and dividend income	176,407	149,586	133,470
	Interest expense:
	Deposits	24,175	15,064	12,504
	Federal Home Loan Bank advances	19,073	14,377	9,992
	Junior subordinated debentures	869	613	491
	Other interest expense	—	1	5
	Total interest expense	44,117	30,055	22,992
	Net interest income	132,290	119,531	110,478
	Provision for loan losses	1,550	2,600	5,650
	Net interest income after provision for loan losses	130,740	116,931	104,828
	Noninterest income:
	Wealth management revenues	38,341	39,346	37,569
	Mortgage banking revenues	10,381	11,392	13,183
	Card interchange fees	3,768	3,502	3,385
	Service charges on deposit accounts	3,628	3,672	3,702
	Loan related derivative income	2,461	3,214	3,243
	Income from bank-owned life insurance	2,196	2,161	2,659
	Other income	1,339	1,522	1,388
	Total noninterest income	62,114	64,809	65,129
	Noninterest expense:
	Salaries and employee benefits	69,277	68,891	67,795
	Outsourced services	8,684	6,920	5,222
	Net occupancy	7,891	7,521	7,151
	Equipment	4,312	5,358	6,208
	Legal, audit and professional fees	2,427	2,294	2,579
	FDIC deposit insurance costs	1,612	1,647	1,878
	Advertising and promotion	1,406	1,481	1,458
	Amortization of intangibles	979	1,035	1,284
	Debt prepayment penalties	—	—	431
	Change in fair value of contingent consideration	(187)	(643)	(898)
	Other expenses	9,761	9,596	7,995
	Total noninterest expense	106,162	104,100	101,103
	Income before income taxes	86,692	77,640	68,854
	Income tax expense	18,260	31,715	22,373
	Net income	$68,432	$45,925	$46,481

	Net income available to common shareholders	$68,288	$45,817	$46,384
	Weighted average common shares outstanding - basic	17,272	17,207	17,081
	Weighted average common shares outstanding - diluted	17,391	17,338	17,208
Per share information:	Basic earnings per common share	$3.95	$2.66	$2.72
	Diluted earnings per common share	$3.93	$2.64	$2.70
	Cash dividends declared per share	$1.76	$1.54	$1.46

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income	(Dollars in thousands)

Years ended December 31,	2018	2017	2016
Net income	$68,432	$45,925	$46,481
Other comprehensive (loss) income, net of tax:
Net change in fair value of securities available for sale	(9,228)	621	(7,876)
Net change in fair value of cash flow hedges	619	(52)	(257)
Net change in defined benefit pension plan obligations	3,810	(97)	(1,925)
Total other comprehensive (loss) income, net of tax	(4,799)	472	(10,058)
Total comprehensive income	$63,633	$46,397	$36,423

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2016	17,020	$1,064	$110,949	$273,074	($9,699)	$375,388
Net income				46,481		46,481
Total other comprehensive loss, net of tax					(10,058)	(10,058)
Cash dividends declared				(25,190)		(25,190)
Share-based compensation			2,190			2,190
Exercise of stock options, issuance of other compensation-related equity awards and related tax benefit, net of awards surrendered	151	9	1,984			1,993
Balance at December 31, 2016	17,171	$1,073	$115,123	$294,365	($19,757)	$390,804

Net income				45,925		45,925
Total other comprehensive income, net of tax					472	472
Cash dividends declared				(26,759)		(26,759)
Share-based compensation			2,577			2,577
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	56	4	261			265
Reclassification of income tax effects due to the adoption of ASU 2018-02				4,225	(4,225)	—
Balance at December 31, 2017	17,227	$1,077	$117,961	$317,756	($23,510)	$413,284

Net income				68,432		68,432
Total other comprehensive loss, net of tax					(4,799)	(4,799)
Cash dividends declared				(30,664)		(30,664)
Share-based compensation			2,602			2,602
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	75	4	(675)			(671)
Balance at December 31, 2018	17,302	$1,081	$119,888	$355,524	($28,309)	$448,184

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2018	2017	2016
	Cash flows from operating activities:
	Net income	$68,432	$45,925	$46,481
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,550	2,600	5,650
	Depreciation of premises and equipment	3,282	3,454	3,651
	Net amortization of premiums and discounts on securities and loans	2,865	3,426	2,779
	Amortization of intangibles	979	1,035	1,284
	Goodwill impairment	—	150	—
	Share–based compensation	2,602	2,577	2,190
	Tax benefit from stock option exercises and other equity awards	496	508	1,016
	Deferred income tax (benefit) expense	(63)	5,687	868
	Income from bank-owned life insurance	(2,196)	(2,161)	(2,659)
	Net gains on loan sales and commissions on loans originated for others, including fair value adjustments	(9,749)	(10,991)	(13,137)
	Net gain on sale of portfolio loans	—	—	(135)
	Proceeds from sales of loans	391,960	472,556	551,788
	Loans originated for sale	(378,896)	(461,262)	(532,950)
	Change in fair value of contingent consideration liability	(187)	(643)	(898)
	(Increase) decrease in other assets	(7,456)	(8,794)	984
	Increase (decrease) in other liabilities	9,257	5,318	(7,163)
	Net cash provided by operating activities	82,876	59,385	59,749
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(175,539)	(89,194)	(431,662)
	Other investment securities available for sale	(76,264)	(59,940)	(121,679)
Maturities and principal payments of:	Mortgage-backed securities available for sale	83,197	84,381	65,673
	Other investment securities available for sale	7,301	22,071	108,256
	Mortgage-backed securities held to maturity	2,029	2,950	4,193
	(Purchases) remittance of Federal Home Loan Bank stock	(5,551)	2,612	(18,813)
	Net increase in loans	(306,299)	(120,582)	(112,966)
	Proceeds from sale of portfolio loans	—	—	510
	Purchases of loans	(1,780)	(20,278)	(113,562)
	Proceeds from the sale of property acquired through foreclosure or repossession	49	1,053	731
	Purchases of premises and equipment	(3,974)	(2,779)	(3,112)
	Purchases of bank-owned life insurance	(5,000)	—	(5,000)
	Proceeds from bank-owned life insurance	—	—	2,054
	Net cash used in investing activities	(481,831)	(179,706)	(625,377)

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2018	2017	2016
Cash flows from financing activities:
Net increase in deposits	281,341	178,955	129,497
Proceeds from Federal Home Loan Bank advances	2,040,000	1,352,501	1,428,750
Repayment of Federal Home Loan Bank advances	(1,880,634)	(1,410,075)	(958,793)
Payment of contingent consideration liability	(1,217)	—	—
Proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(671)	366	977
Cash dividends paid	(29,312)	(26,300)	(24,637)
Net cash provided by financing activities	409,507	95,447	575,794
Net increase (decrease) in cash and cash equivalents	10,552	(24,874)	10,166
Cash and cash equivalents at beginning of year	82,923	107,797	97,631
Cash and cash equivalents at end of year	$93,475	$82,923	$107,797

Noncash Investing and Financing Activities:
Loans charged-off	$1,187	$2,462	$7,012
Loans transferred to property acquired through foreclosure or repossession	3,074	576	1,075
Supplemental Disclosures:
Interest payments	$41,285	$29,687	$22,267
Income tax payments	17,148	25,988	19,822

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies
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

The consolidated financial statements include the accounts of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”).  All intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to current year’s presentation.

The Bancorp also owns the common stock of two capital trusts, which have issued trust preferred securities. These capital trusts are variable interest entities in which the Bancorp is not the primary beneficiary and, therefore, are not consolidated. The capital trust’s only assets are junior subordinated debentures issued by the Bancorp, which were acquired by the capital trusts using the proceeds from the issuance of the trust preferred securities and common stock. The Bancorp’s equity interest in the capital trusts, classified in other assets, and the junior subordinated debentures are included in the Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is included in the Consolidated Statements of Income.

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

Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the level yield method.  The amortization and accretion is included in interest income on securities.  Interest income is recognized when earned.  Realized gains or losses from sales of securities are recorded on the trade date and are determined using the specific identification method.

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

Notes to Consolidated Financial Statements – (continued)

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

Federal Home Loan Bank Stock
The Bank is a member of the FHLB.  The FHLB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Bank currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  The Bank monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of FHLB stock included in the Consolidated Balance Sheet as of December 31, 2018.

Mortgage Banking Activities
Mortgage Loans Held for Sale
Residential mortgage loans originated and intended for sale in the secondary market are classified as held for sale. Accounting Standards Codification (“ASC”) 825, “Financial Instruments” allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Corporation has elected the fair value option for mortgage loans held for sale in order to better match changes in fair values of the loans with changes in the fair value of the derivative forward sale commitment contracts used to economically hedge them. Changes in the fair value of mortgage loans held for sale accounted for under the fair value option are recorded in earnings and are partially offset by changes in fair value of forward sale commitments. These changes in fair value are included in mortgage banking revenues. Gains and losses on residential loan sales are recognized at the time of sale and included in mortgage banking revenues. Upfront fees and costs related to mortgage loans held for sale for which the fair value option was elected are recognized in mortgage banking revenues as received / incurred and are not deferred.

Commissions received on mortgage loans brokered to various investors are recognized when received and included in mortgage banking revenues.

Loan Servicing Rights
When mortgage loans held for sale are sold with servicing retained, mortgage servicing right assets are recognized as separate assets. Mortgage servicing rights are originally recorded at fair value. Fair value is based on a valuation model that incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, ancillary income, prepayment speeds, and default rates and losses. Mortgage servicing rights are included in other assets. Mortgage servicing rights are amortized as an offset to mortgage banking revenues over the period of estimated net servicing income.  They are periodically evaluated for impairment based on their fair value.  Impairment is measured on an aggregated basis by stratifying the rights based on homogeneous characteristics such as note rate and loan type. The fair value is estimated based on the present value of expected cash flows, incorporating

Notes to Consolidated Financial Statements – (continued)

assumptions for discount rate, prepayment speed and servicing cost.  Any impairment is recognized through a valuation allowance and as a reduction to mortgage banking revenues.

Loans
Portfolio Loans
Loans are carried at the principal amount outstanding, adjusted by partial charge-offs and net of unamortized deferred loan origination fees and costs.  Interest income is accrued on a level yield basis based upon principal amounts outstanding, except for loans on nonaccrual status.  Deferred loan origination fees and costs are amortized as an adjustment to yield over the term of the related loans. For purchased loans, which did not show signs of credit deterioration at the time of purchase, interest income is also accrued on a level yield basis based upon principal amounts outstanding and is then further adjusted by accretion of any discount or amortization of any premium associated with the loans.

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

Impaired Loans
Impaired loans are evaluated on an individual basis and include nonaccrual loans and loans restructured in a troubled debt restructuring.

Impairment is measured using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at fair value. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement.

Notes to Consolidated Financial Statements – (continued)

Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the risk of loss inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans.  Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely.  Full or partial charge-offs on collateral dependent impaired loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loss allocations for loans deemed to be impaired are measured using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. For collateral dependent loans for which repayment is dependent on the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is dependent on the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.

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

Notes to Consolidated Financial Statements – (continued)

Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line method over the estimated useful lives of assets.  Leasehold improvements are depreciated over the shorter of the lease terms or the estimated useful lives of the improvements. Expected terms include lease renewal options to the extent that the exercise of such renewals is reasonably assured. Expenditures for major additions and improvements are capitalized while the costs of current maintenance and repairs are charged to operating expenses.  The estimated useful lives of premises and improvements range from 5 to 40 years. For furniture, fixtures and equipment, the estimated useful lives range from 3 to 20 years.

Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the purchase price over the net fair value of the acquired businesses. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform an impairment test.

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

Intangible assets identified in acquisitions consist of advisory contracts. The value attributed to intangible assets was based on the time period over which they are expected to generate economic benefits. Intangible assets are amortized over their estimated lives using a method that approximates the amount of economic benefits that are realized by the Corporation.

Intangible assets with definite lives are tested for impairment whenever events or circumstances occur that indicate that the carrying amount may not be recoverable.  If applicable, the Corporation tests each of the intangibles by comparing the carrying value of the intangible asset to the sum of undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its undiscounted cash flows, then an impairment loss would be recognized for the amount by which the carrying amount exceeds its fair value. Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows. The remaining useful life of the intangible assets that are being amortized is also evaluated to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets, including premises and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the the carrying amount may not be fully recoverable.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Property Acquired through Foreclosure or Repossession
Property acquired through foreclosure or repossession is carried at the lower of cost or fair value less estimated costs to sell.  Fair value of such assets is determined based on independent appraisals and other relevant factors.  Any write-down to fair value at the time of foreclosure or repossession is charged to the allowance for loan losses.  Subsequent to foreclosure or repossession, a valuation allowance is maintained for declines in market value and for estimated selling expenses.  Upon sale of foreclosed property, any excess of the carrying value over the sales proceeds is recognized as a loss on sale. Any excess of sales proceeds over the carrying value of the foreclosed property is first applied as a recovery to the valuation

Notes to Consolidated Financial Statements – (continued)

allowance, if any, with the remainder being recognized as a gain on sale. Changes to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in foreclosed property costs.

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

Investment in Real Estate Limited Partnerships
The Bank has a 99.9% ownership interest in two real estate limited partnerships that renovate, own and operate two low-income housing complexes.  The Bank neither actively participates nor has a controlling interest in these limited partnerships and accounts for its investments under the equity method of accounting.  The carrying value of the investments is recorded in other assets on the Consolidated Balance Sheet.  Net losses generated by the partnership are recorded as a reduction to the Bank’s investment and as a reduction of other noninterest income in the Consolidated Statements of Income.  Tax credits generated by the partnership are recorded as a reduction in the income tax provision in the year they are allowed for tax reporting purposes.

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

Revenue from Contracts with Customers
Prior to January 1, 2018, fee revenue such as wealth management revenues and service charges on deposit accounts were recognized when earned or to the extent services were completed. Effective January 1, 2018, the Corporation adopted the provisions of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), as amended. ASU 2014-09 provides a revenue recognition framework for contracts with customers unless those contracts are within the scope of other accounting standards.

Revenue from contracts with customers is measured based on the consideration specified in the contract with a customer. The Corporation recognizes revenue from contracts with customers when it satisfies its performance obligations. The performance obligations are generally satisfied as services are rendered and can either be satisfied at a point in time or over time.

Notes to Consolidated Financial Statements – (continued)

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

For certain commissions and incentives, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The amortization of the contract cost asset is recorded within salaries and employee benefits expense in the Consolidated Statements of Income.

Pension Costs
Pension benefits are accounted for using the net periodic benefit cost method, which recognizes the compensation cost of an employee’s pension benefit over that employee’s approximate service period.  Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases.  Management evaluates these assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to so do.  The effect of modifications to those assumptions is recorded in other comprehensive income (loss) and amortized to net periodic cost over future periods.  Management believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

The service cost component of net periodic benefit cost is recognized within salaries and employee benefits expense in the Consolidated Statements of Income. All other components of net periodic benefit cost are recognized in other noninterest expense in the Consolidated Statements of Income.

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

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant. Grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. Awards of nonvested share units and nonvested performance share units are valued at the fair market value of the Bancorp’s common stock as of the award date. Nonvested performance share unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. Forfeitures are recognized when they occur.

Notes to Consolidated Financial Statements – (continued)

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

Income Taxes
Income tax expense is determined based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Additionally, a liability for unrecognized tax benefits is recorded for uncertain tax positions taken by the Corporation on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination.

The Corporation records interest related to unrecognized tax benefits in income tax expense.  Penalties, if incurred, would be recognized as a component of income tax expense.

Segment Reporting
The Corporation segregates financial information in assessing its results among its Commercial Banking and Wealth Management Services operating segments.  The amounts in the Corporate unit include activity not related to the segments. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised.  Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operations of the Corporation as a whole.

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

Earnings Per Common Share (“EPS”)
EPS is calculated utilizing the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share of each class of stock according to dividends and participation rights in undistributed earnings.  Share‑based awards that entitle holders to receive non-forfeitable dividends before vesting are considered participating securities (i.e. nonvested restricted stock units), not subject to performance-based measures. These participating securities are included in the earnings allocation for computing basic earnings per share under this method.  Undistributed income is allocated to common shareholders and participating securities under the two-class method based upon the proportion of each to the total weighted average shares available.  Under the two-class method, basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect on common shares outstanding, using the treasury stock method.

Comprehensive Income
Comprehensive income is defined as all changes in equity, except for those resulting from transactions with shareholders.  Net income is a component of comprehensive income. All other components are referred to in the aggregate as other comprehensive income (loss). Other comprehensive income (loss) includes the after-tax effect of net changes in the fair value of securities available for sale, net changes in fair value of cash flow hedges and net changes in defined benefit pension plan obligations.

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

The accrued net settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense based on the item being hedged.  Changes in fair value of derivatives, including accrued net settlements that do not qualify for hedge accounting, are reported in noninterest income.

When a cash flow hedge is discontinued, but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income (loss) are amortized or accreted into earnings over the same periods that the hedged transactions will affect earnings.

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

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2018
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

Notes to Consolidated Financial Statements – (continued)

to comply with Topic 606. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 were the same as those provided by ASU 2015-14.

Management assembled a project team to address the changes pursuant to Topic 606. The project team completed a scope assessment and contract review for in-scope revenue streams. The Corporation's largest source of revenue is net interest income on financial assets and liabilities, which was explicitly excluded from the scope of this ASU. Revenue streams that were within the scope of Topic 606 include wealth management revenues, service charges on deposit accounts and card interchange fees.

The Corporation adopted Topic 606 “Revenue from Contracts with Customers” effective January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. As a result, the Corporation has modified its accounting policy for revenue recognition as disclosed in Note 1. The Corporation adopted the provisions of Topic 606 using the modified retrospective method, therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. Additionally, Topic 606 provided certain practical expedients. The Corporation applied the practical expedient pertaining to contracts with original expected duration of one year or less and therefore, does not disclose information about remaining performance obligations on such contracts. The Corporation also applied the practical expedient pertaining to contracts for which, at contract inception, the period between when the entity transfers the services and when the customer pays for those services was one year or less, and therefore, does not adjust the consideration from customers for the effects of a significant financing component. As the result of the adoption of Topic 606 on January 1, 2018, there was no cumulative effect adjustment required and there was no material impact on the Corporation’s consolidated financial statements.

Financial Instruments - Overall - Topic 825
Accounting Standards Update No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), was issued in January 2016 and provides revised guidance related to the accounting for and reporting of financial instruments. Some of the main provisions include: requiring most equity securities to be reported at fair value with unrealized gains and losses reported in the income statement; requiring separate presentation of financial assets and liabilities by measurement category and form (i.e. securities or loans); clarifying that entities must assess valuation allowances on a deferred tax asset related to available for sale debt securities in combination with their other deferred tax assets; and eliminating the requirement to disclose the method and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet. Certain provisions under ASU 2016-01 require prospective application, while other provisions require a modified retrospective application to all periods presented in the consolidated financial statements upon adoption. ASU 2016-01 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Management adopted the provisions of ASU 2016-01 effective January 1, 2018. The adoption did not have a material impact on the Corporation’s consolidated financial statements.

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

Compensation - Stock Compensation - Topic 718
Accounting Standards Update No. 2017-09, “Scope of Modification Accounting” (“ASU 2017-09”), was issued in May 2017 to provide clarity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with provisions applied on a prospective basis.  Management adopted the provisions of ASU 2017-09 effective January 1, 2018. The adoption did not have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Pending Adoption
Leases - Topic 842
Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a number of practical expedients that entities may elect to apply. In January 2018, Accounting Standards Update No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” was issued to address concerns about the costs and complexity of complying with the transition provisions of ASU 2016-02. In July 2018, Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Also in July 2018, Accounting Standards Update No. 2018-11, “Targeted Improvements” was issued and allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. The Corporation intends to use this optional transition method for the adoption of Topic 842. In December 2018, Accounting Standards Update No. 2018-20, “Leases (Topic 842) Narrow-Scope Improvement for Lessors” was issued to address lessors’ concerns about sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. These ASUs are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.

Management assembled a project team to address the changes pursuant to Topic 842. The project team identified and reviewed all lease agreements in scope of Topic 842. The Corporation rents premises used in business operations under non-cancelable operating leases, which as of December 31, 2018 are not reflected in its Consolidated Balance Sheets. Upon adoption of ASU 2016-02 on January 1, 2019, the Corporation expects to recognize $28.9 million in operating lease

Notes to Consolidated Financial Statements – (continued)

right-of-use-assets, $30.9 million in operating lease liabilities, a reduction in rent-related liabilities of $2.9 million, a reduction of net deferred tax assets of $222 thousand and a cumulative effect adjustment (net of taxes) that will increase beginning retained earnings by approximately $722 thousand in the Consolidated Balance Sheet. The Corporation does not expect a material change to the timing in recognition of expense associated with our leases in the Consolidated Statements of Income.

Financial Instruments - Credit Losses - Topic 326
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition approach will be adopted in order to maintain the same amortized cost prior to and subsequent to the effective date of ASU 2016-13. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted in 2019. The Corporation will adopt ASU 2016-03 on January 1, 2020 and is currently evaluating the effect that this ASU will have on the consolidated financial statements and disclosures.

Management has assembled a project team that meets regularly to evaluate the provisions of this ASU, to address the additional data requirements necessary, to determine the approach for implementation and to identify new internal controls over enhanced processes that will be put into place for estimating the allowance under ASU 2016-13. This has included assessing the adequacy of existing loan and loss data, as well as developing models for default and loss estimates. The Corporation expects to continue the validation of models and the development of accounting policies and internal controls throughout 2019. Additionally, the Corporation expects to execute “trial” or “parallel” runs of its ASU 2016-13 compliant methodology in 2019.

Derivatives and Hedging - Topic 815
Accounting Standards Update No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), was issued in August 2017 to better align financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. Upon adoption, the provisions of ASU 2017-12 will be applied using a modified retrospective transition method with the cumulative effect of the change in the opening balance of retained earnings. In addition, ASU 2017-12 also permits the reclassification of eligible securities from the held-to-maturity classification to the available-for-sale classification. The Corporation will adopt the provisions of ASU 2017-12 on January 1, 2019. As permitted by ASU 2017-12, debt securities classified as held-to-maturity with an amortized cost of $10.4 million and a fair value of $10.3 million will be reclassified to available-for-sale upon the adoption date. An unrealized loss of $99 thousand associated with these debt securities will be recognized in the accumulated other comprehensive income component of shareholders’ equity at the date of adoption. The adoption of ASU 2017-12 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Update No. 2018-16, “Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”), was issued in October 2018 to permit the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to existing benchmark interest rates that are currently used for hedge accounting. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods with those fiscal years. The provisions require prospective application for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. The adoption of ASU 2018-16 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Fair Value Measurement - Topic 820
Accounting Standards Update No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), was issued in August 2018 to modify the disclosure requirements related to fair

Notes to Consolidated Financial Statements – (continued)

value. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including adoption in an interim period. Certain provisions under ASU 2018-13 require prospective application, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The adoption of ASU 2018-13 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Compensation - Retirement Benefits - Topic 715
Accounting Standards Update No. 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), was issued in August 2018 to modify the disclosure requirements associated with defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The provisions under ASU 2018-14 are required to be applied retrospectively. The adoption of ASU 2018-14 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Intangibles - Goodwill and Other - Internal-Use Software - Topic 350
Accounting Standards Update No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018-15”), was issued in August 2018 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those requirements that currently exist in GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. Implementation costs would either be capitalized or expensed as incurred depending on the project stage. All costs in the preliminary and post-implementation project stages are expensed as incurred, while certain costs within the application development stage are capitalized. The provisions under ASU 2018-15 can either be applied retrospectively or prospectively. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including adoption in an interim period. The adoption of ASU 2018-15 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Note 3 - Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $21.6 million and $14.1 million, respectively, at December 31, 2018 and 2017 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of December 31, 2018 and 2017, cash and due from banks includes interest-bearing deposits in other banks of $33.7 million and $31.9 million, respectively.

Notes to Consolidated Financial Statements – (continued)

Note 4 - Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$246,708	$442	($4,467)	$242,683
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	675,368	1,943	(16,518)	660,793
Obligations of states and political subdivisions	935	2	—	937
Individual name issuer trust preferred debt securities	13,307	—	(1,535)	11,772
Corporate bonds	13,402	—	(1,777)	11,625
Total securities available for sale	$949,720	$2,387	($24,297)	$927,810
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$10,415	$—	($99)	$10,316
Total securities held to maturity	10,415	—	(99)	10,316
Total securities	$960,135	$2,387	($24,396)	$938,126

(Dollars in thousands)
December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$161,479	$—	($3,875)	$157,604
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	594,944	3,671	(7,733)	590,882
Obligations of states and political subdivisions	2,355	4	—	2,359
Individual name issuer trust preferred debt securities	18,106	—	(1,122)	16,984
Corporate bonds	13,917	13	(805)	13,125
Total securities available for sale	$790,801	$3,688	($13,535)	$780,954
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$12,541	$180	$—	$12,721
Total securities held to maturity	12,541	180	—	12,721
Total securities	$803,342	$3,868	($13,535)	$793,675

At December 31, 2018 and 2017, securities with a fair value of $439.7 million and $357.8 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRB, certain public deposits and for other purposes.  See Note 11 for additional discussion of FHLB borrowings.

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

(Dollars in thousands)	Available for Sale		Held to Maturity
December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$69,070	$67,584	$1,329	$1,317
Due after one year to five years	328,420	321,760	4,396	4,354
Due after five years to ten years	337,589	329,330	3,580	3,546
Due after ten years	214,641	209,136	1,110	1,099
Total securities	$949,720	$927,810	$10,415	$10,316

Included in the above table are debt securities with an amortized cost balance of $273.1 million and a fair value of $265.8 million at December 31, 2018 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 5 months to 18 years, with call features ranging from 1 month to 3 years.

Other-Than-Temporary Impairment Assessment
Management assesses whether the decline in fair value of investment securities is other-than-temporary on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer.  Management evaluates impairments in value both qualitatively and quantitatively to assess whether they are other-than-temporary.

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2018	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	—	$—	$—	16	$157,032	($4,467)	16	$157,032	($4,467)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	10	47,060	(439)	51	438,701	(16,178)	61	485,761	(16,617)
Individual name issuer trust preferred debt securities	—	—	—	5	11,772	(1,535)	5	11,772	(1,535)
Corporate bonds	3	1,198	(9)	5	10,427	(1,768)	8	11,625	(1,777)
Total temporarily impaired securities	13	$48,258	($448)	77	$617,932	($23,948)	90	$666,190	($24,396)

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2017	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	8	$69,681	($798)	8	$87,923	($3,077)	16	$157,604	($3,875)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	20	128,965	(613)	22	279,693	(7,120)	42	408,658	(7,733)
Individual name issuer trust preferred debt securities	—	—	—	7	16,984	(1,122)	7	16,984	(1,122)
Corporate bonds	3	921	(5)	3	10,980	(800)	6	11,901	(805)
Total temporarily impaired securities	31	$199,567	($1,416)	40	$395,580	($12,119)	71	$595,147	($13,535)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at December 31, 2018 were five trust preferred securities issued by four individual companies in the banking sector. Management believes the unrealized losses on these holdings were attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased. Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of December 31, 2018, individual name issuer trust preferred debt securities with an amortized cost of $6.1 million and unrealized losses of $744 thousand were rated below investment grade by Standard & Poors, Inc.  Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between December 31, 2018 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Corporate Bonds
At December 31, 2018, the Corporation had eight corporate bond holdings with unrealized losses totaling $1.8 million. These investment grade corporate bonds were issued by large corporations, primarily in the financial services industry. Management believes the unrealized losses on these bonds are a function of the changes in the investment spreads and interest rate movements and not changes in the credit quality of the issuers of the debt securities. Management expects

Notes to Consolidated Financial Statements – (continued)

to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,392,408	38%	$1,210,495	36%
Commercial & industrial (2)	620,704	17	612,334	18
Total commercial	2,013,112	55	1,822,829	54
Residential Real Estate:
Residential real estate (3)	1,360,387	37	1,227,248	36
Consumer:
Home equity	280,626	8	292,467	9
Other (4)	26,235	—	31,527	1
Total consumer	306,861	8	323,994	10
Total loans (5)	$3,680,360	100%	$3,374,071	100%

(1)
Consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.

(2)	Consists of loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)	Consists of mortgage and homeowner construction loans secured by one- to four- family residential properties.

(4)	Consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $4.7 million and $3.8 million, respectively, at December 31, 2018 and 2017 and net unamortized premiums on purchased loans of $703 thousand and $878 thousand, respectively, at December 31, 2018 and 2017.

As of December 31, 2018 and 2017, loans amounting to $2.0 billion and $1.6 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB for the discount window. See Note 11 for additional disclosure regarding borrowings.

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

Notes to Consolidated Financial Statements – (continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
December 31, 2018	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$155	$925	$—	$1,080	$1,391,328	$1,392,408
Commercial & industrial	—	—	—	—	620,704	620,704
Total commercial	155	925	—	1,080	2,012,032	2,013,112
Residential Real Estate:
Residential real estate	6,318	2,693	1,509	10,520	1,349,867	1,360,387
Consumer:
Home equity	1,281	156	552	1,989	278,637	280,626
Other	33	—	—	33	26,202	26,235
Total consumer	1,314	156	552	2,022	304,839	306,861
Total loans	$7,787	$3,774	$2,061	$13,622	$3,666,738	$3,680,360

(Dollars in thousands)	Days Past Due
December 31, 2017	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$6	$—	$4,954	$4,960	$1,205,535	$1,210,495
Commercial & industrial	3,793	2	281	4,076	608,258	612,334
Total commercial	3,799	2	5,235	9,036	1,813,793	1,822,829
Residential Real Estate:
Residential real estate	1,678	2,274	3,903	7,855	1,219,393	1,227,248
Consumer:
Home equity	2,798	75	268	3,141	289,326	292,467
Other	29	—	14	43	31,484	31,527
Total consumer	2,827	75	282	3,184	320,810	323,994
Total loans	$8,304	$2,351	$9,420	$20,075	$3,353,996	$3,374,071

Included in past due loans as of December 31, 2018 and 2017, were nonaccrual loans of $8.6 million and $11.8 million, respectively.

All loans 90 days or more past due at December 31, 2018 and 2017 were classified as nonaccrual.

Notes to Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans include nonaccrual loans and loans restructured in a troubled debt restructuring. The Corporation identifies loss allocations for impaired loans on an individual loan basis.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
December 31,	2018	2017	2018	2017	2018	2017
No Related Allowance Recorded
Commercial:
Commercial real estate	$925	$—	$926	$—	$—	$—
Commercial & industrial	4,681	4,986	4,732	5,081	—	—
Total commercial	5,606	4,986	5,658	5,081	—	—
Residential Real Estate:
Residential real estate	9,347	9,069	9,695	9,256	—	—
Consumer:
Home equity	1,360	557	1,360	557	—	—
Other	—	14	—	14	—	—
Total consumer	1,360	571	1,360	571	—	—
Subtotal	16,313	14,626	16,713	14,908	—	—
With Related Allowance Recorded
Commercial:
Commercial real estate	$—	$4,954	$—	$9,910	$—	$1,018
Commercial & industrial	52	191	73	212	—	1
Total commercial	52	5,145	73	10,122	—	1,019
Residential Real Estate:
Residential real estate	364	715	390	741	100	104
Consumer:
Home equity	85	—	85	—	24	—
Other	22	133	22	132	3	6
Total consumer	107	133	107	132	27	6
Subtotal	523	5,993	570	10,995	127	1,129
Total impaired loans	$16,836	$20,619	$17,283	$25,903	$127	$1,129
Total:
Commercial	$5,658	$10,131	$5,731	$15,203	$—	$1,019
Residential real estate	9,711	9,784	10,085	9,997	100	104
Consumer	1,467	704	1,467	703	27	6
Total impaired loans	$16,836	$20,619	$17,283	$25,903	$127	$1,129

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

Notes to Consolidated Financial Statements – (continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class:

(Dollars in thousands)
	Average Recorded Investment			Interest Income Recognized
Years ended December 31,	2018	2017	2016	2018	2017	2016
Commercial:
Commercial real estate	$1,050	$8,425	$13,201	$—	$79	$239
Commercial & industrial	5,403	6,445	3,540	259	281	99
Total commercial	6,453	14,870	16,741	259	360	338
Residential real estate:
Residential real estate	9,645	14,571	12,848	393	444	322
Consumer:
Home equity	1,182	685	1,587	52	31	48
Other	69	143	147	5	10	11
Total consumer	1,251	828	1,734	57	41	59
Totals	$17,349	$30,269	$31,323	$709	$845	$719

Nonaccrual Loans
The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2018	2017
Commercial:
Commercial real estate	$925	$4,954
Commercial & industrial	—	283
Total commercial	925	5,237
Residential Real Estate:
Residential real estate	9,346	9,414
Consumer:
Home equity	1,436	544
Other	—	16
Total consumer	1,436	560
Total nonaccrual loans	$11,707	$15,211
Accruing loans 90 days or more past due	$—	$—
As of December 31, 2018 and 2017, loans secured by one- to four-family residential property amounting to $761 thousand and $4.4 million, respectively, were in process of foreclosure.

Nonaccrual loans of $3.1 million and $3.4 million, respectively, were current as to the payment of principal and interest as of December 31, 2018 and 2017.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2018.

Notes to Consolidated Financial Statements – (continued)

Troubled Debt Restructurings
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest. The recorded investment in troubled debt restructurings was $5.6 million and $11.2 million, respectively, at December 31, 2018 and 2017. The allowance for loan losses included specific reserves for these troubled debt restructurings of $103 thousand and $1.1 million, respectively, at December 31, 2018 and 2017.

In 2018, there was one loan modified as a troubled debt restructuring with a pre-modification and post-modification recorded investment of $608 thousand. This troubled debt restructuring included a combination of concessions pertaining to maturity and interest only payment terms. There were no loans modified as a troubled debt restructuring in 2017.

In 2018, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on one loan with a carrying value of $608 thousand at the time of default. In 2017, there were no payment defaults on troubled debt restructured loans modified within the previous 12 months.

As of December 31, 2018, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Notes to Consolidated Financial Statements – (continued)

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The weighted average risk rating of the Corporation’s commercial loan portfolio was 4.74 at December 31, 2018 and 4.70 at December 31, 2017. For non-impaired loans, the Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses.

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

Classified - Loans identified as “substandard,” “doubtful” or “loss” based on criteria consistent with guidelines provided by banking regulators. A “substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. The loans are closely watched and are either already on nonaccrual status or may be placed on nonaccrual status when management determines there is uncertainty of collectability. A “doubtful” loan is placed on nonaccrual status and has a high probability of loss, but the extent of the loss is difficult to quantify due to dependency upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. A loan in the “loss” category is considered generally uncollectible or the timing or amount of payments cannot be determined. “Loss” is not intended to imply that the loan has no recovery value, but rather, it is not practical or desirable to continue to carry the asset.

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

Notes to Consolidated Financial Statements – (continued)

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
December 31,	2018	2017	2018	2017	2018	2017
Commercial:
Commercial real estate	$1,387,666	$1,205,381	$205	$—	$4,537	$5,114
Commercial & industrial	559,019	592,749	50,426	9,804	11,259	9,781
Total commercial	$1,946,685	$1,798,130	$50,631	$9,804	$15,796	$14,895

Residential and Consumer
Management monitors the relatively homogeneous residential real estate and consumer loan portfolios on an ongoing basis using delinquency information by loan type. For non-impaired residential real estate and consumer loans, the Corporation assigns loss allocation factors to each respective loan type.

Other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and consumer loan portfolios. Among these techniques is the periodic tracking of loans with an updated Fair Isaac Corporation (“FICO”) score and an estimated loan to value (“LTV”) ratio. LTV ratio is determined via statistical modeling analyses. The indicated LTV levels are estimated based on such factors as the location, the original LTV ratio, and the date of origination of the loan and do not reflect actual appraisal amounts. The results of these analyses and other loan review procedures are taken into consideration in the determination of loss allocation factors for residential mortgage and home equity consumer credits.

The following table presents the residential and consumer loan portfolios, segregated by loan type and credit quality indicator:

(Dollars in thousands)	Current		Past Due
December 31,	2018	2017	2018	2017
Residential Real Estate:
Self-originated mortgages	$1,238,402	$1,091,291	$9,079	$6,413
Purchased mortgages	111,465	128,102	1,441	1,442
Total residential real estate	$1,349,867	$1,219,393	$10,520	$7,855
Consumer:
Home equity	$278,637	$289,326	$1,989	$3,141
Other	26,202	31,484	33	43
Total consumer	$304,839	$320,810	$2,022	$3,184

Notes to Consolidated Financial Statements – (continued)

Loan Servicing Activities
Loans sold with servicing retained result in the capitalization of loan servicing rights. The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2015	$3,348	($1)	$3,347
Loan servicing rights capitalized	1,412	—	1,412
Amortization	(1,267)	—	(1,267)
Decrease in impairment reserve	—	1	1
Balance at December 31, 2016	3,493	—	3,493
Loan servicing rights capitalized	1,104	—	1,104
Amortization	(984)	—	(984)
Balance at December 31, 2017	3,613	—	3,613
Loan servicing rights capitalized	905	—	905
Amortization	(867)	—	(867)
Balance at December 31, 2018	$3,651	$—	$3,651

The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2019	$768
	2020	606
	2021	479
	2022	378
	2023	299
	2024 and thereafter	1,121
Total estimated amortization expense		$3,651

Loans sold to others are serviced by the Corporation on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others by type of loan:

(Dollars in thousands)
December 31,	2018	2017
Residential mortgages	$588,534	$568,311
Commercial loans	142,218	108,539
Total	$730,752	$676,850

Notes to Consolidated Financial Statements – (continued)

Note 6 - Allowance for Loan Losses
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

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$12,729	$5,580	$18,309	$5,427	$2,412	$340	$2,752	$26,488
Charge-offs	(627)	(10)	(637)	(250)	(193)	(107)	(300)	(1,187)
Recoveries	25	119	144	21	29	27	56	221
Provision	3,254	158	3,412	(1,211)	(645)	(6)	(651)	1,550
Ending Balance	$15,381	$5,847	$21,228	$3,987	$1,603	$254	$1,857	$27,072

(1)	Commercial real estate loans.

(2)	Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2017:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$11,166	$6,992	$18,158	$5,252	$1,889	$705	$2,594	$26,004
Charge-offs	(1,867)	(336)	(2,203)	(74)	(79)	(106)	(185)	(2,462)
Recoveries	82	169	251	39	33	23	56	346
Provision	3,348	(1,245)	2,103	210	569	(282)	287	2,600
Ending Balance	$12,729	$5,580	$18,309	$5,427	$2,412	$340	$2,752	$26,488

(1)	Commercial real estate loans.

(2)	Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2016:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$10,898	$8,202	$19,100	$5,460	$1,915	$594	$2,509	$27,069
Charge-offs	(5,816)	(759)	(6,575)	(200)	(147)	(90)	(237)	(7,012)
Recoveries	56	156	212	11	37	37	74	297
Provision	6,028	(607)	5,421	(19)	84	164	248	5,650
Ending Balance	$11,166	$6,992	$18,158	$5,252	$1,889	$705	$2,594	$26,004

(1)	Commercial real estate loans.

(2)	Commercial & industrial loans.

Notes to Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology.

(Dollars in thousands)	December 31, 2018		December 31, 2017
		Related Allowance		Related Allowance
	Loans		Loans
Loans Individually Evaluated For Impairment
Commercial:
Commercial real estate	$925	$—	$4,954	$1,018
Construction & industrial	4,714	—	5,157	1
Total commercial	5,639	—	10,111	1,019
Residential Real Estate:
Residential real estate	9,710	100	9,783	104
Consumer:
Home equity	1,445	24	557	—
Other	22	3	147	6
Total consumer	1,467	27	704	6
Subtotal	16,816	127	20,598	1,129
Loans Collectively Evaluated For Impairment
Commercial:
Commercial real estate	1,391,483	15,381	1,205,541	11,711
Commercial & industrial	615,990	5,847	607,177	5,579
Total commercial	2,007,473	21,228	1,812,718	17,290
Residential Real Estate:
Residential real estate	1,350,677	3,887	1,217,465	5,323
Consumer:
Home equity	279,182	1,579	291,910	2,412
Other	26,212	251	31,380	334
Total consumer	305,394	1,830	323,290	2,746
Subtotal	3,663,544	26,945	3,353,473	25,359
Total	$3,680,360	$27,072	$3,374,071	$26,488

Notes to Consolidated Financial Statements – (continued)

Note 7 - Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2018	2017
Land	$6,020	$6,020
Premises and improvements	40,210	38,793
Furniture, fixtures and equipment	24,798	26,240
Total premises and equipment	71,028	71,053
Less accumulated depreciation	42,023	42,720
Total premises and equipment, net	$29,005	$28,333

Depreciation of premises and equipment amounted to $3.3 million, $3.5 million and $3.7 million, respectively, for the years ended December 31, 2018, 2017, and 2016.

Note 8 - Goodwill and Intangible Assets
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)
December 31,	2018	2017
Commercial Banking Segment	$22,591	$22,591
Wealth Management Services Segment	41,318	41,318
Balance at December 31, 2018	$63,909	$63,909

The balance of goodwill in the Commercial Banking segment arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment arose from the 2005 acquisition of Weston Financial and the 2015 acquisition of Halsey.

The following table presents the components of intangible assets:

(Dollars in thousands)
December 31,	2018	2017
Gross carrying amount	$20,803	$20,803
Accumulated amortization	12,641	11,663
Net amount	$8,162	$9,140

The balance of intangible assets at December 31, 2018 includes wealth management advisory contracts resulting from the 2005 acquisition of Weston Financial and the 2015 acquisition of Halsey.

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

Amortization expense for the years ended December 31, 2018, 2017, and 2016, amounted to $979 thousand, $1.0 million and $1.3 million, respectively.

Notes to Consolidated Financial Statements – (continued)

The following table presents estimated annual amortization expense for intangible assets at December 31, 2018:

(Dollars in thousands)
Years ending December 31,	2019	$944
	2020	914
	2021	890
	2022	860
	2023	843
	2024 and thereafter	3,711

Note 9 - Income Taxes
The Tax Act was signed into law in 2017. The enactment of the Tax Act required companies to revalue deferred tax assets and liabilities in light of the new federal income tax rate As a result, in 2017 the Corporation’s net deferred tax assets were written down by $6.2 million, with a corresponding increase to income tax expense. The majority of the provisions of the Tax Act became effective on January 1, 2018. The provisions that impact the Corporation include the reduction of the corporate income tax rate from 35% to 21%, changes to the deductibility of certain meals and entertainment expenses, and changes to the deductibility of executive compensation. The Tax Act also accelerated expensing of certain depreciable property for assets placed in service after September 27, 2017 and before January 1, 2023.

The following table presents the components of income tax expense:

(Dollars in thousands)
Years ended December 31,	2018	2017	2016
Current tax expense:
Federal	$15,460	$23,827	$19,444
State	2,863	2,201	2,061
Total current tax expense	18,323	26,028	21,505
Deferred tax expense (benefit):
Federal	63	5,717	796
State	(126)	(30)	72
Total deferred tax (benefit) expense	(63)	5,687	868
Total income tax expense	$18,260	$31,715	$22,373

Notes to Consolidated Financial Statements – (continued)

Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

(Dollars in thousands)
	2018		2017		2016
Years ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at Federal statutory rate	$18,205	21.0%	$27,174	35.0%	$24,099	35.0%
(Decrease) increase in taxes resulting from:
Tax-exempt income, net	(809)	(0.9)	(1,313)	(1.7)	(1,599)	(2.3)
Dividends received deduction	(45)	(0.1)	(55)	(0.1)	(58)	(0.1)
BOLI	(461)	(0.5)	(757)	(0.9)	(930)	(1.3)
Share-based compensation	(444)	(0.5)	(481)	(0.6)	—	—
Federal tax credits	(364)	(0.4)	(364)	(0.5)	(364)	(0.5)
Change in fair value of contingent consideration	(39)	(0.1)	(225)	(0.3)	(314)	(0.5)
State income tax expense, net of federal tax benefit	2,162	2.5	1,411	1.8	1,387	2.0
Adjustment to net deferred tax assets for enacted changes in federal tax law	—	—	6,170	7.9	—	—
Other	55	0.1	155	0.2	152	0.2
Total income tax expense	$18,260	21.1%	$31,715	40.8%	$22,373	32.5%

The following table presents the approximate tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities:

(Dollars in thousands)
December 31,	2018	2017
Deferred tax assets:
Allowance for loan losses	$6,362	$6,225
Defined benefit pension obligations	420	1,767
Deferred compensation	3,688	3,334
Deferred loan origination fees	1,410	1,325
Share-based compensation	1,124	1,240
Net unrealized losses on securities available for sale	5,149	2,314
Other	1,917	2,281
Deferred tax assets	20,070	18,486
Deferred tax liabilities:
Amortization of intangibles	(1,918)	(2,148)
Deferred loan origination costs	(3,897)	(3,550)
Loan servicing rights	(858)	(849)
Other	(1,120)	(1,200)
Deferred tax liabilities	(7,793)	(7,747)
Net deferred tax asset	$12,277	$10,739

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

Notes to Consolidated Financial Statements – (continued)

The Corporation had no unrecognized tax benefits as of December 31, 2018 and 2017.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015.

Note 10 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)
December 31,	2018	2017
Noninterest-bearing demand deposits	$603,216	$578,410
Interest-bearing demand deposits	178,733	82,728
NOW accounts	466,568	466,605
Money market accounts	646,878	731,345
Savings accounts	373,545	368,524
Time deposits (1)	1,255,108	1,015,095
Total deposits	$3,524,048	$3,242,707

(1)	Includes wholesale brokered time deposits.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2019	$688,862	1.78%
	2020	350,963	2.14
	2021	76,248	2.04
	2022	102,934	2.43
	2023	35,872	1.96
	2024 and thereafter	229	1.14
Balance at December 31, 2018		$1,255,108	1.95%

The following table presents the amount of time certificates of deposit in denominations of $100 thousand or more at December 31, 2018, maturing during the periods indicated:

(Dollars in thousands)
January 1, 2019 to March 31, 2019	$39,014
April 1, 2019 to June 30, 2019	30,839
July 1, 2019 to December 31, 2019	45,508
January 1, 2020 and beyond	338,214
Balance at December 31, 2018	$453,575

Time certificates of deposit in denominations of $250 thousand or more totaled $129.3 million and $75.1 million, respectively, at December 31, 2018 and 2017.

Notes to Consolidated Financial Statements – (continued)

Note 11 - Borrowings
Federal Home Loan Bank Advances
Advances payable to FHLB amounted to $950.7 million and $791.4 million, respectively, at December 31, 2018 and 2017.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of December 31, 2018:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2019	$767,258	2.49%
2020	67,033	2.00
2021	46,222	2.65
2022	55,447	3.65
2023	9,428	4.01
2024 and thereafter	5,334	5.06
Total	$950,722	2.56%

As of December 31, 2018 and 2017, the Bank had access to a $40.0 million unused line of credit with the FHLB and also had remaining available borrowing capacity of $628.5 million and $449.9 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Advances payable to FHLB include short-term advances with original maturity due dates of one year or less. The following table presents certain information concerning short-term FHLB advances:

(Dollars in thousands)
As of and for the years ended December 31,	2018	2017	2016
Average amount outstanding during the period	$484,090	$351,692	$275,533
Amount outstanding at end of period	630,000	367,500	352,500
Highest month end balance during period	630,000	417,500	367,500
Weighted-average interest rate at end of period	2.67%	1.57%	0.79%
Weighted-average interest rate during the period	2.23	1.20	0.73

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2018 and 2017.

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

On August 29, 2005, Trust I issued $8.3 million of capital securities (“Trust I Capital Securities”) in a private placement of trust preferred securities.  The Trust I Capital Securities mature in September 2035, are redeemable at the Bancorp’s option and require quarterly distributions by Trust I to the holder of the Trust I Capital Securities equal to the three-month LIBOR rate plus 1.45%.  The Bancorp has guaranteed the Trust I Capital Securities and, to the extent not paid by Trust I, accrued and unpaid distributions on the Trust I Capital Securities, as well as the redemption price payable to the Trust I Capital Securities holders.  The proceeds of the Trust I Capital Securities, along with proceeds from the issuance of common securities by Trust I to the Bancorp, were used to purchase $8.3 million of the Bancorp’s junior subordinated deferrable interest notes (the “Trust I Debentures”) and constitute the primary asset of Trust I.  Like the Trust I Capital Securities, the Trust I Debentures bear interest at a rate equal to the three-month LIBOR rate plus 1.45%.  The Trust I

Notes to Consolidated Financial Statements – (continued)

Debentures mature on September 15, 2035, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies.

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

Note 12 - Shareholders’ Equity
2006 Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved the 2006 Stock Repurchase Plan authorizing the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  When repurchased, shares would be initially classified as treasury stock and then used by the Corporation for general corporate purposes.  As of December 31, 2018, a cumulative total of 185,400 shares have been repurchased, all of which were repurchased in 2007 at a total cost of $4.8 million.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $233.0 million as of December 31, 2018.

Reserved Shares
As of December 31, 2018, a total of 1,804,163 common stock shares were reserved for issuance under the 2003 Stock Incentive Plan and the 2013 Stock Option and Incentive Plan.

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

Capital levels at December 31, 2018 exceeded the regulatory minimum levels to be considered “well capitalized.”

Notes to Consolidated Financial Statements – (continued)

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	$455,699	12.56%	$290,146	8.00%	N/A	N/A
Bank	453,033	12.49	290,128	8.00	$362,660	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	428,338	11.81	217,609	6.00	N/A	N/A
Bank	425,672	11.74	217,596	6.00	290,128	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	406,340	11.20	163,207	4.50	N/A	N/A
Bank	425,672	11.74	163,197	4.50	235,729	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	428,338	8.89	192,690	4.00	N/A	N/A
Bank	425,672	8.84	192,652	4.00	240,815	5.00

December 31, 2017
Total Capital (to Risk-Weighted Assets):
Corporation	416,038	12.45	267,365	8.00	N/A	N/A
Bank	413,593	12.38	267,338	8.00	334,172	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	389,289	11.65	200,524	6.00	N/A	N/A
Bank	386,844	11.58	200,503	6.00	267,338	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	367,291	10.99	150,383	4.50	N/A	N/A
Bank	386,844	11.58	150,378	4.50	217,212	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	389,289	8.79	177,089	4.00	N/A	N/A
Bank	386,844	8.74	177,048	4.00	221,310	5.00

(1)	Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer was 1.25% on January 1, 2017 and 1.875% on January 1, 2018. The capital conservation buffer increased another 0.625% on January 1, 2019, reaching the full requirement of 2.50%.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both December 31, 2018 and 2017, $22.0 million in trust preferred securities were included in the Tier 1 Capital of the Corporation for regulatory capital reporting purposes pursuant to the Federal Reserve’s capital adequacy guidelines.

Notes to Consolidated Financial Statements – (continued)

Note 13 - Derivative Financial Instruments
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

Cash Flow Hedging Instruments
As of December 31, 2018 and 2017, the Bancorp had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

As of December 31, 2018 and 2017, the Bank had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of December 31, 2018 and 2017, the Bank had three interest rate floor contracts with a total notional amount of $300.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. The floors mature in 2020.

The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2018 and 2017, there was no ineffective portion of changes in fair value recorded in earnings.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of December 31, 2018 and 2017, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $648.0 million and $545.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of December 31, 2018, the notional amounts of the risk participation-out agreements and risk participation-in agreements were $57.3 million and $46.5 million, respectively, compared to $52.4 million and $34.1 million, respectively, as of December 31, 2017.

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

As of December 31, 2018 and 2017, the notional amount of foreign exchange contracts was $2.8 million and $3.0 million, respectively.

Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of mortgage loans held for sale.  To mitigate the interest rate risk and pricing risk associated with rate locks and mortgage loans held for sale, the Corporation enters into forward sale commitments. Forward sale commitments are contracts for delayed delivery or net settlement of the underlying instrument, such as a residential real estate mortgage loan, where the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. Both interest rate lock commitments and forward sale commitments are derivative financial instruments, but do not meet criteria for hedge accounting and therefore, the changes in fair value of these commitments are reflected in earnings.

As of December 31, 2018, the notional amounts of interest rate lock commitments and forward sale commitments were $30.8 million and $62.0 million, respectively, compared to $45.1 million and $71.5 million, respectively, as of December 31, 2017.

Notes to Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Dec 31, 2018	Dec 31, 2017	Balance Sheet Location	Dec 31, 2018	Dec 31, 2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$20	$25	Other liabilities	$—	$—
Interest rate swaps	Other assets	903	213	Other liabilities	—	14
Interest rate floors	Other assets	37	110	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	—	268	Other liabilities	2,379	1,295
Mirror swaps with counterparties	Other assets	2,200	1,152	Other liabilities	—	268
Risk participation agreements	Other assets	—	—	Other liabilities	—	—
Foreign exchange contracts	Other assets	—	—	Other liabilities	7	26
Forward loan commitments:
Interest rate lock commitments	Other assets	806	965	Other liabilities	—	20
Forward sale commitments	Other assets	—	26	Other liabilities	816	1,424
Total		$3,966	$2,759		$3,202	$3,047

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax (Effective Portion)
Years ended December 31,	2018	2017	2016
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$30	($64)	($33)
Interest rate swaps	515	358	(224)
Interest rate floors	74	(346)	—
Total	$619	($52)	($257)

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
Years ended December 31,	Statement of Income Location	2018	2017	2016
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	($290)	$2,243	($598)
Mirror swaps with counterparties	Loan related derivative income	2,709	1,198	3,854
Risk participation agreements	Loan related derivative income	(27)	(233)	(13)
Foreign exchange contracts	Loan related derivative income	69	6	—
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(139)	(100)	(175)
Forward sale commitments	Mortgage banking revenues	997	(328)	942
Total		$3,319	$2,786	$4,010

Note 14 - Balance Sheet Offsetting
The interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting agreements. The following table presents the Corporation’s derivative asset and derivative liability positions and the effect of netting arrangements on the Consolidated Balance Sheets:

(Dollars in thousands)	December 31, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$20	$—	$25	$—
Interest rate swaps	903	—	213	14
Interest rate floors	37	—	110	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	5,340	7,719	2,857	3,884
Mirror swaps with counterparties	7,592	5,392	3,801	2,917
Foreign exchange contracts	—	7	—	26
Gross amounts	13,892	13,118	7,006	6,841
Less amounts offset in Consolidated Balance Sheets	10,732	10,732	5,238	5,238
Net amounts presented in Consolidated Balance Sheets	3,160	2,386	1,768	1,603
Less collateral pledged (1)	—	1,460	—	1,039
Net amounts	$3,160	$926	$1,768	$564

(1)
Collateral pledged to derivative counterparties in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Notes to Consolidated Financial Statements – (continued)

Note 15 - Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Items recorded at fair value on a recurring basis include securities available for sale, mortgage loans held for sale and derivatives.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

Fair Value Option Election
GAAP allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation has elected the fair value option for mortgage loans held for sale to better match changes in fair value of the loans with changes in the fair value of the forward sale commitment contracts used to economically hedge them.

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)
December 31,	2018	2017
Aggregate fair value	$20,996	$26,943
Aggregate principal balance	20,498	26,400
Difference between fair value and principal balance	$498	$543

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $45 thousand in 2018, compared to an increase of $503 thousand for 2017. These amounts were partially offset in earnings by the changes in fair value of forward sale commitments used to economically hedge them. The changes in fair value are reported as a component of mortgage banking revenues in the Consolidated Statements of Income.

There were no mortgage loans held for sale 90 days or more past due as of December 31, 2018 and 2017.

Valuation Techniques
Securities
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2018 and 2017.

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

Notes to Consolidated Financial Statements – (continued)

Securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2018 and 2017.

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

Derivatives
Interest rate cap, swap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of December 31, 2018 and 2017, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Notes to Consolidated Financial Statements – (continued)

The fair value measurement was based upon unobservable inputs, therefore, the contingent liability was classified within Level 3 of the fair value hierarchy. The unobservable inputs included probability estimates regarding the likelihood of achieving revenue growth targets and the discount rates utilized the discounted cash flow calculations applied to the estimated earn-outs to be paid. The contingent consideration liability was remeasured to fair value at each reporting period taking into consideration changes in those unobservable inputs. Changes in the fair value of the contingent consideration liability were included in noninterest expenses in the Consolidated Statements of Income.

One of the two earn-out periods associated with this contingent consideration liability ended December 31, 2017 and a payment of $1.2 million was made by the Corporation in the first quarter of 2018. The likelihood of payout on the remaining earn-out period has been deemed remote. As a result, a change in fair value of $187 thousand was recorded as a reduction to other expenses in 2018 and the current carrying value of the contingent consideration liability was reduced to zero.

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$242,683	$—	$242,683	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	660,793	—	660,793	—
Obligations of states and political subdivisions	937	—	937	—
Individual name issuer trust preferred debt securities	11,772	—	11,772	—
Corporate bonds	11,625	—	11,625	—
Mortgage loans held for sale	20,996	—	20,996	—
Derivative assets	3,966	—	3,966	—
Total assets at fair value on a recurring basis	$952,772	$—	$952,772	$—
Liabilities:
Derivative liabilities	$3,202	$—	$3,202	$—
Total liabilities at fair value on a recurring basis	$3,202	$—	$3,202	$—

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$157,604	$—	$157,604	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	590,882	—	590,882	—
Obligations of states and political subdivisions	2,359	—	2,359	—
Individual name issuer trust preferred debt securities	16,984	—	16,984	—
Corporate bonds	13,125	—	13,125	—
Mortgage loans held for sale	26,943	—	26,943	—
Derivative assets	2,759	—	2,759	—
Total assets at fair value on a recurring basis	$810,656	$—	$810,656	$—
Liabilities:
Derivative liabilities	$3,047	$—	$3,047	$—
Contingent consideration liability	1,404	—	—	1,404
Total liabilities at fair value on a recurring basis	$4,451	$—	$3,047	$1,404

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, 2 or 3 during the years ended December 31, 2018 and 2017.

The contingent consideration liability is a Level 3 liability remeasured at fair value on a recurring basis. The following table presents the change in the contingent consideration liability, which is included in other liabilities in the Consolidated Balance Sheets.

(Dollars in thousands)
Years ended December 31,	2018	2017
Beginning Balance	$1,404	$2,047
Change in fair value	(187)	(643)
Payments	(1,217)	—
Ending Balance	$—	$1,404

Notes to Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at December 31, 2018, which were written down to fair value during the year ended December 31, 2018:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$883	$—	$—	$883
Property acquired through foreclosure or repossession	2,142	—	—	2,142
Total assets at fair value on a nonrecurring basis	$3,025	$—	$—	$3,025

The allowance for loan losses on collateral dependent impaired loans amounted to $24 thousand at December 31, 2018.

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2018
Collateral dependent impaired loans	$883	Appraisals of collateral	Discount for costs to sell	0% - 10% (10%)
			Appraisal adjustments (1)	0% - 100% (2%)
Property acquired through foreclosure or repossession	2,142	Appraisals of collateral	Discount for costs to sell	13%
			Appraisal adjustments (1)	12% - 28% (20%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2017
Collateral dependent impaired loans	$1,425	Appraisals of collateral	Discount for costs to sell	0% - 15% (15%)

Property acquired through foreclosure or repossession	131	Appraisals of collateral	Discount for costs to sell	10%
			Appraisal adjustments (1)	12% - 17% (15%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Valuation of Financial Instruments
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented below as of the periods indicated. The tables exclude financial instruments for which the carrying value approximates fair value such as cash and cash equivalents, FHLB stock, accrued interest receivable, bank-owned life insurance, non-maturity deposits and accrued interest payable.

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Financial Assets:
Securities held to maturity	$10,415	$10,316	$—	$10,316	$—
Loans, net of allowance for loan losses	3,653,288	3,598,025	—	—	3,598,025

Financial Liabilities:
Time deposits	$1,255,108	$1,269,433	$—	$1,269,433	$—
FHLB advances	950,722	950,691	—	950,691	—
Junior subordinated debentures	22,681	19,226	—	19,226	—

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Financial Assets:
Securities held to maturity	$12,541	$12,721	$—	$12,721	$—
Loans, net of allowance for loan losses	3,347,583	3,369,932	—	—	3,369,932

Financial Liabilities:
Time deposits	$1,015,095	$1,018,396	$—	$1,018,396	$—
FHLB advances	791,356	792,887	—	792,887	—
Junior subordinated debentures	22,681	18,559	—	18,559	—

Notes to Consolidated Financial Statements – (continued)

Note 16 - Revenue from Contracts with Customers
The following table summarizes total revenues as presented in the Consolidated Statements of Income and the related amounts which are from contracts with customers within the scope of Topic 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of Topic 606.

Years ended December 31,	2018		2017		2016
(Dollars in thousands)	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606
Net interest income	$132,290	$—	$119,531	$—	$110,478	$—
Noninterest income:
Asset-based wealth management revenues	37,343	37,343	38,125	38,125	36,139	36,139
Transaction-based wealth management revenues	998	998	1,221	1,221	1,430	1,430
Total wealth management revenues	38,341	38,341	39,346	39,346	37,569	37,569
Mortgage banking revenues	10,381	—	11,392	—	13,183	—
Service charges on deposit accounts	3,628	3,628	3,672	3,672	3,702	3,702
Card interchange fees	3,768	3,768	3,502	3,502	3,385	3,385
Income from bank-owned life insurance	2,196	—	2,161	—	2,659	—
Loan related derivative income	2,461	—	3,214	—	3,243	—
Other income	1,339	1,329	1,522	1,469	1,388	1,388
Total noninterest income	62,114	47,066	64,809	47,989	65,129	46,044
Total revenues	$194,404	$47,066	$184,340	$47,989	$175,607	$46,044

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Years ended December 31,	2018	2017	2016
Revenue recognized at a point in time:
Card interchange fees	$3,768	$3,502	$3,385
Service charges on deposit accounts	2,802	2,899	2,914
Other income	958	1,122	1,062
Revenue recognized over time:
Wealth management revenues	38,341	39,346	37,569
Service charges on deposit accounts	826	773	788
Other income	371	347	326
Total revenues from contracts in scope of Topic 606	$47,066	$47,989	$46,044

Receivables primarily consist of amounts due from customers for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $4.8 million and $5.7 million, respectively, at December 31, 2018 and 2017 and were included in other assets in the Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under Topic 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are

Notes to Consolidated Financial Statements – (continued)

recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both December 31, 2018 and 2017 and were included in other liabilities in the Consolidated Balance Sheets.

For commissions and incentives that are in-scope of Topic 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets at December 31, 2018 amounted to $458 thousand and were included in other assets in the Consolidated Balance Sheets.

Note 17 - Employee Benefits
Defined Benefit Pension Plans
Washington Trust maintains a qualified pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. Washington Trust also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans. The defined benefit pension plans were previously amended to freeze benefit accruals after a 10-year transition period ending in December 2023.

The qualified pension plan is funded on a current basis, in compliance with the requirements of ERISA.

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually.

The following table presents the plans’ projected benefit obligations, fair value of plan assets and funded (unfunded) status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2018	2017	2018	2017
Change in Benefit Obligation:
Benefit obligation at beginning of period	$80,723	$72,951	$15,203	$13,154
Service cost	2,244	2,149	108	129
Interest cost	2,715	2,673	475	428
Actuarial (gain) loss	(7,830)	7,017	(252)	2,275
Benefits paid	(4,344)	(3,936)	(908)	(783)
Administrative expenses	(128)	(131)	—	—
Benefit obligation at end of period	73,380	80,723	14,626	15,203
Change in Plan Assets:
Fair value of plan assets at beginning of period	87,364	75,787	—	—
Actual return on plan assets	288	12,644	—	—
Employer contributions	3,000	3,000	908	783
Benefits paid	(4,344)	(3,936)	(908)	(783)
Administrative expenses	(128)	(131)	—	—
Fair value of plan assets at end of period	86,180	87,364	—	—
Funded (unfunded) status at end of period	$12,800	$6,641	($14,626)	($15,203)

As of December 31, 2018 and 2017, the funded status of the qualified defined benefit pension plan amounted to $12.8 million and $6.6 million, respectively, and was included in other assets in the Consolidated Balance Sheets. The

Notes to Consolidated Financial Statements – (continued)

unfunded status of the non-qualified defined benefit retirement plans was $14.6 million and $15.2 million, respectively, at December 31, 2018 and December 31, 2017 and was included in other liabilities in the Consolidated Balance Sheets.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $14.6 million and $13.3 million are included in the Consolidated Balance Sheets at December 31, 2018 and 2017, respectively.

The following table presents components of accumulated other comprehensive income related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2018	2017	2018	2017
Net actuarial loss	$9,453	$13,795	$5,785	$6,448
Prior service credit	(16)	(39)	—	(1)
Total pre-tax amounts recognized in accumulated other comprehensive income	$9,437	$13,756	$5,785	$6,447
The accumulated benefit obligation for the qualified pension plan was $67.4 million and $72.9 million at December 31, 2018 and 2017, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $13.2 million and $14.0 million at December 31, 2018 and 2017, respectively.

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2018	2017	2016	2018	2017	2016
Net Periodic Benefit Cost:
Service cost (1)	$2,244	$2,149	$2,148	$108	$129	$122
Interest cost (2)	2,715	2,673	2,576	475	428	432
Expected return on plan assets (2)	(5,272)	(4,942)	(4,633)	—	—	—
Amortization of prior service credit (2)	(23)	(23)	(23)	(1)	(1)	(1)
Recognized net actuarial loss (2)	1,496	1,114	828	411	347	247
Net periodic benefit cost	1,160	971	896	993	903	800
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net (gain) loss	(4,342)	(1,798)	2,904	(663)	1,928	127
Prior service cost	23	23	23	1	1	1
Recognized in other comprehensive (loss) income	(4,319)	(1,775)	2,927	(662)	1,929	128
Total recognized in net periodic benefit cost and other comprehensive (loss) income	($3,159)	($804)	$3,823	$331	$2,832	$928

(1)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

(2)	Included in other expenses in the Consolidated Statements of Income.

For the qualified pension plan, an estimated prior service credit of $16 thousand and net losses of $792 thousand will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year 2019. For the non-qualified retirement plans, net losses of $408 thousand will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year 2019. There are no estimated prior service credits to be amortized in 2019 for the non-qualified retirement plans.

Notes to Consolidated Financial Statements – (continued)

Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2018 and 2017:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2018	2017	2018	2017
Measurement date	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
Discount rate	4.38%	3.69%	4.30%	3.60%
Rate of compensation increase	3.75	3.75	3.75	3.75

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2018	2017	2016	2018	2017	2016
Measurement date	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Equivalent single discount rate for benefit obligations	3.69%	4.18%	4.48%	3.58%	3.96%	4.20%
Equivalent single discount rate for service cost	3.76	4.29	4.63	3.79	4.25	4.59
Equivalent single discount rate for interest cost	3.42	3.73	3.88	3.22	3.36	3.44
Expected long-term return on plan assets	6.75	6.75	6.75	N/A	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75

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

The "spot rate approach" was utilized in the calculation of interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of interest and service cost. This approach provides a more precise measurement of service and interest cost by improving the correlation between projected benefit cash flows and their corresponding spot rates.

Notes to Consolidated Financial Statements – (continued)

Plan Assets
The following tables present the fair values of the qualified pension plan’s assets:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2018	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,986	$—	$—	$25,986
Obligations of U.S. government-sponsored enterprises	—	21,787	—	21,787
Obligations of states and political subdivisions	—	2,597	—	2,597
Corporate bonds	—	10,361	—	10,361
Common stocks	9,957	—	—	9,957
Mutual funds	15,492	—	—	15,492
Total plan assets	$51,435	$34,745	$—	$86,180

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2017	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,760	$—	$—	$3,760
Obligations of U.S. government-sponsored enterprises	—	5,926	—	5,926
Obligations of states and political subdivisions	—	2,971	—	2,971
Corporate bonds	—	13,112	—	13,112
Common stocks	38,508	—	—	38,508
Mutual funds	23,087	—	—	23,087
Total plan assets	$65,355	$22,009	$—	$87,364

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2018 and 2017, the qualified pension plan did not have any securities in the Level 3 category.

Notes to Consolidated Financial Statements – (continued)

The following table presents the asset allocations of the qualified pension plan, by asset category:

December 31,	2018	2017
Asset Category:
Cash and cash equivalents	30.2%	4.3%
Fixed income securities	40.3	30.0
Equity securities	29.5	65.7
Total	100.0%	100.0%

The assets of the qualified defined benefit pension plan trust (the “Pension Trust”) are managed to ensure that all present and future benefit obligations are met as they come due.  It seeks to achieve this goal while trying to mitigate volatility in plan funded status, contributions and expense by better matching the characteristics of the plan assets to that of the plan liabilities. As benefit accruals under the qualified plan will be frozen on December 31, 2023, asset allocations have been and will continue to be refined.

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

Fixed income bond investments should be limited to those in the top four categories used by the major credit rating agencies.  High yield bond funds may be used to provide exposure to this asset class as a diversification tool.  In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts.  The assets of the Pension Trust will typically have a laddered maturity structure, avoiding large concentrations in any single year.  Equity holdings provide opportunities for dividend and capital appreciation returns.  Holdings will be appropriately diversified by maintaining broad exposure to large-, mid- and small-cap stocks as well as international equities.  Investment selection and mix of equity holdings should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy while ensuring efficient diversification.  The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity holdings of the Pension Trust.  Investments in publicly traded real estate investment trust securities and low-risk derivatives securities such as callable securities, variable-rate notes, mortgage-backed securities and treasury inflation protected securities, are permitted.

Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation does not expect to make a contribution to the qualified pension plan in 2019.  In addition, the Corporation expects to contribute $907 thousand in benefit payments to the non-qualified retirement plans in 2019.

Notes to Consolidated Financial Statements – (continued)

Estimated Future Benefit Payments
The following table presents the benefit payments, which reflect expected future service, as appropriate, expected to be paid:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Retirement Plans
2019	$4,034	$907
2020	3,817	898
2021	3,823	886
2022	4,088	878
2023	4,091	878
Years 2024 - 2028	28,295	4,355

401(k) Plan
The Corporation’s 401(k) Plan provides a match up to a maximum of 3% of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, receive a non-elective employer contribution of 4% of compensation.  Total employer matching contributions under this plan amounted to $2.5 million, $2.3 million and $2.3 million in 2018, 2017 and 2016, respectively.

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on individual, business line and/or corporate performance targets. Total incentive based compensation in 2018, 2017 and 2016 amounted to $16.1 million, $16.9 million and $16.0 million, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Compensation Committee of the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $15.7 million and $14.2 million, respectively, at December 31, 2018 and 2017, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (continued)

Note 18 - Share-Based Compensation Arrangements
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

The following table presents share-based compensation expense and the related income tax benefits recognized in the Consolidated Statements of Income for stock options, nonvested share units and nonvested performance share units:

(Dollars in thousands)
Years ended December 31,	2018	2017	2016
Share-based compensation expense	$2,602	$2,577	$2,190
Related income tax benefits (1)	$1,108	$1,114	$810

(1)
Includes $496 thousand and $508 thousand, respectively, of excess tax benefits recognized upon the settlement of share-based compensation awards in 2018 and 2017. See additional disclosure under the heading “Share-Based Compensation” in Note 1.

As of December 31, 2018, there was $4.4 million of total unrecognized compensation cost related to share-based compensation arrangements, including stock options, nonvested share units and performance share units granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.03 years.

Stock Options
Washington Trust uses historical data to estimate stock option exercise and employee departure behavior in the option-pricing model. The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the stock option was based on the U.S. Treasury yield curve in effect at the date of grant.

Notes to Consolidated Financial Statements – (continued)

The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2018	2017	2016
Options granted	47,950	47,725	53,400
Cliff vesting period (years)	3	3	3
Expected term (years)	6.5	7.0	7.5
Expected dividend yield	3.39%	3.57%	3.89%
Weighted average expected volatility	22.73%	27.10%	29.99%
Weighted average risk-free interest rate	3.14%	1.70%	1.66%
Weighted average grant-date fair value	$9.74	$10.60	$7.92

The following table presents a summary of the status of Washington Trust’s stock options outstanding as of and for the year ended December 31, 2018:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Beginning of period	223,853	$38.68
Granted	47,950	54.74
Exercised	(29,738)	27.57
Forfeited or expired	(19,450)	46.71
End of period	222,615	$42.92	7.15	$1,790
At end of period:
Options exercisable	87,990	$31.18	4.68	$1,439
Options expected to vest in future periods	134,625	$50.60	8.76	$351

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

Notes to Consolidated Financial Statements – (continued)

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$15.01 to $20.00	6,900	1.42	$17.52	6,900	$17.52
$20.01 to $25.00	26,040	3.07	23.06	26,040	23.06
$25.01 to $30.00	—	—	—	—	—
$30.01 to $35.00	22,875	4.98	32.76	22,875	32.76
$35.01 to $40.00	36,175	6.47	39.35	32,175	39.55
$40.01 to $45.00	42,850	7.80	40.25	—	—
$45.01 to $50.00	—	—	—	—	—
$50.01 to $55.00	47,950	9.80	54.74	—	—
$55.01 to $60.00	39,825	8.80	58.05	—	—
	222,615	7.15	$42.92	87,990	$31.18

The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $833 thousand, $1.0 million and $3.2 million, respectively.

Nonvested Share Units
In 2018, 2017 and 2016, the Corporation granted to directors and certain key employees 13,430, 15,900 and 22,175 nonvested share units, respectively, with 3- to 5-year cliff vesting.

The following table presents a summary of the status of Washington Trust’s nonvested share units as of and for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	53,775	$43.13
Granted	13,430	55.71
Vested	(18,805)	37.87
Forfeited	(3,050)	47.75
End of period	45,350	$48.73

Nonvested Performance Share Units
The Corporation granted performance share units to certain executive officers providing the opportunity to earn shares of common stock over a 3- to 5-year performance period.

Notes to Consolidated Financial Statements – (continued)

The following table presents a summary of the performance share unit awards as of December 31, 2018:

		Grant Date Fair Value per Share	Current Performance Assumption	Expected Number of Shares
Performance share units awarded in:	2018	$54.25	140%	41,454
	2017	51.85	150%	24,150
	2016	36.11	140%	28,000
Total				93,604

The following table presents a summary of the status of Washington Trust’s performance share units as of and for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	117,465	$41.58
Granted	41,454	54.25
Vested	(36,729)	38.02
Forfeited	(28,586)	42.83
End of period	93,604	$48.20

Notes to Consolidated Financial Statements – (continued)

Note 19 - Business Segments
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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)
Year ended December 31, 2018	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$106,668	($334)	$25,956	$132,290
Provision for loan losses	1,550	—	—	1,550
Net interest income (expense) after provision for loan losses	105,118	(334)	25,956	130,740
Noninterest income	21,509	38,341	2,264	62,114
Noninterest expenses:
Depreciation and amortization expense	2,589	1,501	171	4,261
Other noninterest expenses	62,673	26,222	13,006	101,901
Total noninterest expenses	65,262	27,723	13,177	106,162
Income before income taxes	61,365	10,284	15,043	86,692
Income tax expense	13,149	2,577	2,534	18,260
Net income	$48,216	$7,707	$12,509	$68,432

Total assets at period end	$3,804,021	$71,254	$1,135,491	$5,010,766
Expenditures for long-lived assets	3,415	407	152	3,974

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2017	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$98,736	($167)	$20,962	$119,531
Provision for loan losses	2,600	—	—	2,600
Net interest income (expense) after provision for loan losses	96,136	(167)	20,962	116,931
Noninterest income	23,244	39,346	2,219	64,809
Noninterest expenses:
Depreciation and amortization expense	2,604	1,689	196	4,489
Other noninterest expenses	60,828	26,718	12,065	99,611
Total noninterest expenses	63,432	28,407	12,261	104,100
Income before income taxes	55,948	10,772	10,920	77,640
Income tax expense	23,876	3,795	4,044	31,715
Net income	$32,072	$6,977	$6,876	$45,925

Total assets at period end	$3,491,845	$66,083	$971,922	$4,529,850
Expenditures for long-lived assets	2,224	360	195	2,779

(Dollars in thousands)
Year ended December 31, 2016	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income	$91,221	($66)	$19,323	$110,478
Provision for loan losses	5,650	—	—	5,650
Net interest income (expense) after provision for loan losses	85,571	(66)	19,323	104,828
Noninterest income	24,783	37,569	2,777	65,129
Noninterest expenses:
Depreciation and amortization expense	2,771	1,940	224	4,935
Other noninterest expenses	58,452	25,239	12,477	96,168
Total noninterest expenses	61,223	27,179	12,701	101,103
Income before income taxes	49,131	10,324	9,399	68,854
Income tax expense	16,790	3,692	1,891	22,373
Net income	$32,341	$6,632	$7,508	$46,481

Total assets at period end	$3,354,633	$64,625	$961,857	$4,381,115
Expenditures for long-lived assets	2,267	464	381	3,112

Notes to Consolidated Financial Statements – (continued)

Note 20 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2018	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($12,063)	($2,835)	($9,228)
Net (gains) losses on securities reclassified into earnings	—	—	—
Net change in fair value of securities available for sale	(12,063)	(2,835)	(9,228)
Cash flow hedges:
Changes in fair value of cash flow hedges	639	151	488
Net cash flow hedge losses reclassified into earnings (1)	170	39	131
Net change in the fair value of cash flow hedges	809	190	619
Defined benefit pension plan obligations:
Defined benefit pension plan obligation adjustment	3,098	729	2,369
Amortization of net actuarial losses (2)	1,907	448	1,459
Amortization of net prior service credits (2)	(24)	(6)	(18)
Net change in defined benefit pension plan obligations	4,981	1,171	3,810
Total other comprehensive income	($6,273)	($1,474)	($4,799)
(1) The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Consolidated Statements of Income.

(2)	The pre-tax amounts are included in other expenses in the Consolidated Statements of Income.

(Dollars in thousands)
Year ended December 31, 2017	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	$986	$365	$621
Net (gains) losses on securities reclassified into earnings	—	—	—
Net change in fair value of securities available for sale	986	365	621
Cash flow hedges:
Changes in fair value of cash flow hedges	(774)	(223)	(551)
Net cash flow hedge losses reclassified into earnings (1)	792	293	499
Net change in the fair value of cash flow hedges	18	70	(52)
Defined benefit pension plan obligations:
Defined benefit pension plan obligation adjustment	(1,591)	(594)	(997)
Amortization of net actuarial losses (2)	1,461	546	915
Amortization of net prior service credits (2)	(24)	(9)	(15)
Net change in defined benefit pension plan obligations	(154)	(57)	(97)
Total other comprehensive income	$850	$378	$472
(1) The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Consolidated Statements of Income.

(2)	The pre-tax amounts are included in other expenses in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2016	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of securities available for sale	($12,502)	($4,626)	($7,876)
Net (gains) losses on securities reclassified into earnings	—	—	—
Net change in fair value of securities available for sale	(12,502)	(4,626)	(7,876)
Cash flow hedges:
Changes in fair value of cash flow hedges	(403)	(146)	(257)
Net cash flow hedge losses reclassified into earnings	—	—	—
Net change in the fair value of cash flow hedges	(403)	(146)	(257)
Defined benefit pension plan obligations:
Defined benefit pension plan obligation adjustment	(4,106)	(1,518)	(2,588)
Amortization of net actuarial losses (1)	1,075	397	678
Amortization of net prior service credits (1)	(24)	(9)	(15)
Net change in defined benefit pension plan obligations	(3,055)	(1,130)	(1,925)
Total other comprehensive loss	($15,960)	($5,902)	($10,058)
(1) The pre-tax amounts are included in other expense in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
Balance at December 31, 2017	($7,534)	($428)	($15,548)	($23,510)
Other comprehensive (loss) income before reclassifications	(9,228)	488	2,369	(6,371)
Amounts reclassified from accumulated other comprehensive income	—	131	1,441	1,572
Net other comprehensive (loss) income	(9,228)	619	3,810	(4,799)
Balance at December 31, 2018	($16,762)	$191	($11,738)	($28,309)

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)
Other comprehensive income (loss) before reclassifications	621	(551)	(741)	(671)
Amounts reclassified from accumulated other comprehensive income	—	499	644	1,143
Net other comprehensive income (loss)	621	(52)	(97)	472
Reclassification of income tax effects due to the adoption of ASU 2018-02	(1,330)	(76)	(2,819)	(4,225)
Balance at December 31, 2017	($7,534)	($428)	($15,548)	($23,510)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Securities	Net Unrealized Losses on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
Balance at December 31, 2015	$1,051	($43)	($10,707)	($9,699)
Other comprehensive loss before reclassifications	(7,876)	(257)	(2,588)	(10,721)
Amounts reclassified from accumulated other comprehensive income	—	—	663	663
Net other comprehensive loss	(7,876)	(257)	(1,925)	(10,058)
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)

Notes to Consolidated Financial Statements – (continued)

Note 21 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2018	2017	2016
Earnings per common share - basic:
Net income	$68,432	$45,925	$46,481
Less dividends and undistributed earnings allocated to participating securities	(144)	(108)	(97)
Net income available to common shareholders	$68,288	$45,817	$46,384
Weighted average common shares	17,272	17,207	17,081
Earnings per common share - basic	$3.95	$2.66	$2.72
Earnings per common share - diluted:
Net income	$68,432	$45,925	$46,481
Less dividends and undistributed earnings allocated to participating securities	(144)	(108)	(97)
Net income available to common shareholders	$68,288	$45,817	$46,384
Weighted average common shares	17,272	17,207	17,081
Dilutive effect of common stock equivalents	119	131	127
Weighted average diluted common shares	17,391	17,338	17,208
Earnings per common share - diluted	$3.93	$2.64	$2.70

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 55,821, 11,572 and 59,158 for the years ended December 31, 2018, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements – (continued)

Note 22 - Commitments and Contingencies
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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)
December 31,	2018	2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$533,884	$537,310
Home equity lines	270,462	254,855
Other loans	46,698	48,819
Standby letters of credit	7,706	6,666
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	30,766	45,139
Forward sale commitments	61,993	71,539
Loan related derivative contracts:
Interest rate swaps with customers	648,050	545,049
Mirror swaps with counterparties	648,050	545,049
Risk participation-in agreements	46,510	34,052
Foreign exchange contracts	2,784	3,005
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

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

Notes to Consolidated Financial Statements – (continued)

Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $7.7 million and $6.7 million, as of December 31, 2018 and 2017, respectively.  At December 31, 2018 and 2017, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the years ended December 31, 2018, 2017 and 2016.

At December 31, 2018 and 2017, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of mortgage loans held for sale. To mitigate the interest rate risk and pricing risk associated with these rate locks and mortgage loans held for sale, the Corporation enters into forward sale commitments.  Both interest rate lock commitments and forward sale commitments are derivative financial instruments.

Leases
At December 31, 2018, the Corporation was committed to rent premises used in business operations under non-cancelable operating leases.  Rental expense under the operating leases amounted to $4.3 million, $4.3 million and $4.0 million for December 31, 2018, 2017 and 2016, respectively.  The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions:

(Dollars in thousands)
Years ending December 31:	2019	$3,544
	2020	2,980
	2021	2,677
	2022	2,293
	2023	2,059
	2024 and thereafter	22,648
Total minimum lease payments		$36,201

Lease expiration dates range from 5 months to 22 years, with additional renewal options on certain leases ranging from 1 to 5 years.

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

In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of December 31, 2018 and 2017, the carrying value of loans repurchased due to representation and warranty claims was $1.2 million and $1.3 million, respectively. Washington Trust has recorded a reserve for its exposure to losses for premium

Notes to Consolidated Financial Statements – (continued)

recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $140 thousand and $180 thousand at December 31, 2018 and 2017, respectively, and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in mortgage banking revenues in the Consolidated Statements of Income.

Note 23 - Parent Company Financial Statements
The following tables present parent company only financial statements of the Bancorp, reflecting the investment in the Bank on the equity basis of accounting.  The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2018	2017
Assets:
Cash on deposit with bank subsidiary	$1,912	$1,664
Investment in subsidiaries at equity value:
Bank	467,657	433,010
Non-bank	1,869	1,821
Dividends receivable from bank subsidiary	7,762	7,770
Other assets	190	259
Total assets	$479,390	$444,524
Liabilities:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	8,439	7,087
Contingent consideration liability	—	1,404
Other liabilities	86	68
Total liabilities	31,206	31,240
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,302,037 shares in 2018 and 17,226,508 shares in 2017	1,081	1,077
Paid-in capital	119,888	117,961
Retained earnings	355,524	317,756
Accumulated other comprehensive loss	(28,309)	(23,510)
Total shareholders’ equity	448,184	413,284
Total liabilities and shareholders’ equity	$479,390	$444,524

Notes to Consolidated Financial Statements – (continued)

Statements of Income	(Dollars in thousands)
Years ended December 31,	2018	2017	2016
Income:
Dividends from subsidiaries:
Bank	$32,394	$27,900	$24,442
Non-bank	24	18	114
Other income	—	—	1
Total income	32,418	27,918	24,557
Expenses:
Interest on junior subordinated debentures	869	613	491
Legal and professional fees	187	169	98
Change in fair value of contingent consideration	(187)	(643)	(898)
Other	324	298	282
Total expenses	1,193	437	(27)
Income before income taxes	31,225	27,481	24,584
Income tax benefit (expense)	284	340	(15)
Income before equity in undistributed earnings (losses) of subsidiaries	31,509	27,821	24,569
Equity in undistributed earnings (losses) of subsidiaries:
Bank	36,876	18,193	22,008
Non-bank	47	(89)	(96)
Net income	$68,432	$45,925	$46,481

Notes to Consolidated Financial Statements – (continued)

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2018	2017	2016
Cash flow from operating activities:
Net income	$68,432	$45,925	$46,481
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries:
Bank	(36,876)	(18,193)	(22,008)
Non-bank	(47)	89	96
Decrease (increase) in dividend receivable	8	(1,252)	(1,436)
Decrease in other assets	70	72	45
Increase (decrease) in accrued expenses and other liabilities	17	22	(12)
Change in fair value of contingent consideration liability	(187)	(643)	(898)
Tax benefit from stock option exercises and other equity awards	496	508	1,016
Other, net	(465)	(673)	(1,051)
Net cash provided by operating activities	31,448	25,855	22,233
Cash flows from financing activities:
Payment of contingent consideration	(1,217)	—	—
Proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(671)	366	978
Cash dividends paid	(29,312)	(26,300)	(24,637)
Net cash used in financing activities	(31,200)	(25,934)	(23,659)
Net increase (decrease) in cash	248	(79)	(1,426)
Cash at beginning of year	1,664	1,743	3,169
Cash at end of year	$1,912	$1,664	$1,743

Notes to Consolidated Financial Statements – (continued)

Note 24 - Selected Quarterly Consolidated Financial Data (Unaudited)

	(Dollars and shares in thousands, except per share amounts)
	2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Interest and dividend income	$40,440	$43,286	$45,164	$47,517
	Interest expense	8,588	10,175	11,715	13,639
	Net interest income	31,852	33,111	33,449	33,878
	Provision for loan losses	—	400	350	800
	Net interest income after provision for loan losses	31,852	32,711	33,099	33,078
	Noninterest income	15,743	15,993	15,215	15,163
	Noninterest expense	27,130	26,288	26,062	26,682
	Income before income taxes	20,465	22,416	22,252	21,559
	Income tax expense	4,254	4,742	4,741	4,523
	Net income	$16,211	$17,674	$17,511	$17,036

	Net income available to common shareholders	$16,173	$17,636	$17,475	$17,004

	Weighted average common shares outstanding - basic	17,234	17,272	17,283	17,297
	Weighted average common shares outstanding - diluted	17,345	17,387	17,382	17,385
Per share information:	Basic earnings per common share	$0.94	$1.02	$1.01	$0.98
	Diluted earnings per common share	$0.93	$1.01	$1.01	$0.98
	Cash dividends declared per share	$0.43	$0.43	$0.43	$0.47

	(Dollars and shares in thousands, except per share amounts)
	2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Interest and dividend income	$35,664	$37,153	$37,869	$38,900
	Interest expense	6,985	7,249	7,810	8,011
	Net interest income	28,679	29,904	30,059	30,889
	Provision for loan losses	400	700	1,300	200
	Net interest income after provision for loan losses	28,279	29,204	28,759	30,689
	Noninterest income	14,510	16,806	17,283	16,210
	Noninterest expense	25,286	26,306	26,754	25,754
	Income before income taxes	17,503	19,704	19,288	21,145
	Income tax expense	5,721	6,505	6,326	13,163
	Net income	$11,782	$13,199	$12,962	$7,982

	Net income available to common shareholders	$11,755	$13,170	$12,934	$7,958

	Weighted average common shares outstanding - basic	17,186	17,206	17,212	17,223
	Weighted average common shares outstanding - diluted	17,293	17,316	17,318	17,349
Per share information:	Basic earnings per common share	$0.68	$0.77	$0.75	$0.46
	Diluted earnings per common share	$0.68	$0.76	$0.75	$0.46
	Cash dividends declared per share	$0.38	$0.38	$0.39	$0.39

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2018.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item appears under the captions “Proposal 1: Election of Directors,” “Board of Directors – Committee Membership and Meetings – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 12, 2019 prepared for the Annual Meeting of Shareholders to be held April 23, 2019, which is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.

ITEM 11.  Executive Compensation.
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which are incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Proposal 1: Election of Directors” in the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2018 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 2003 Plan and the 2013 Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	523,213 (3)	$42.92 (4)	1,280,950 (5)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	523,213	$42.92	1,280,950

(1)	Does not include any shares already reflected in the Bancorp’s outstanding shares.

(2)
Consists of the 2003 Plan and the 2013 Plan. Under the 2013 Plan, the grant of any full value award (an award other than an option or a stock appreciation award) shall be deemed, for the purposes of determining the number of shares of stock available for issuance, as an award of 1.85 shares of stock for each such share subject to the award.

(3)
For performance share awards, amounts included represent the maximum amount of performance shares that could be issued under existing awards.  The actual shares issued may differ based on the attainment of performance goals.

(4)	Does not include the effect of the nonvested share units awarded under the 2003 Plan and the 2013 Plan because these units do not have an exercise price.

(5)	Includes up to 2,675 securities that may be issued in the form of nonvested shares under the 2003 Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Corporate Governance – Director Independence” in the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the caption “Independent Registered Public Accounting Firm” in the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

10.13	2013 Stock and Incentive Plan – Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)
10.14	First Amendment to the 2013 Stock Option and Incentive Plan - Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (1) (2)
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
10.40
Amended and Restated Nonqualified Deferred Compensation Plan – Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-146388) filed with the Securities and Exchange Commission on September 28, 2007. (1) (2)

10.41
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (1) (2)

10.42
Second Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.43
Third Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.44
Fourth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (1) (2)

10.45
Fifth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (1) (2)

10.46
Sixth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.47
Seventh Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

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
10.62
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. (1) (2)

10.63
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.64
Form and terms of Split-Dollar Agreement with certain executive officers – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. (1) (2)

10.65
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2016 – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. (1) (2)

10.66
Terms of Amended and Restated Change in Control with certain executive officers, dated September 22, 2016 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (1) (2)

10.67
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 19, 2017 – Filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.68
Terms of Restricted Stock Unit Certificate with an executive officer, dated June 1, 2017 – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.69
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2017 – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.70
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 18, 2018 – Filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.71
Terms of Amended and Restated Change in Control with an executive officer, dated February 27, 2018 – Filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.72	Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 17, 2019 – Filed herewith. (2)

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
101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	February 26, 2019	By	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer (principal executive officer)

Date:	February 26, 2019	By	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	February 26, 2019	By	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2019	/s/ John J. Bowen
John J. Bowen, Director

Date:	February 26, 2019	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	February 26, 2019	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	February 26, 2019	/s/ Edward O. Handy III
Edward O. Handy III, Director

Date:	February 26, 2019	/s/ Constance A. Howes
Constance A. Howes, Director

Date:	February 26, 2019	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date:	February 26, 2019	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	February 26, 2019	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	February 26, 2019	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date:	February 26, 2019	/s/ H. Douglas Randall III
H. Douglas Randall III, Director

Date:	February 26, 2019	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	February 26, 2019	/s/ John F. Treanor
John F. Treanor, Director