Form 10-Q
period 2019-03-31
WASHINGTON TRUST BANCORP INC
filed 2019-05-02
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2019 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	THE NASDAQ STOCK MARKET LLC

The number of shares of common stock of the registrant outstanding as of April 30, 2019 was 17,324,699.

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	March 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$88,242	$89,923
Short-term investments	3,317	3,552
Mortgage loans held for sale, at fair value	14,608	20,996
Securities:
Available for sale debt securities, at fair value	994,881	927,810
Held to maturity debt securities, at amortized cost (fair value $10,316 at December 31, 2018)	—	10,415
Total securities	994,881	938,225
Federal Home Loan Bank stock, at cost	48,025	46,068
Loans:
Total loans	3,738,469	3,680,360
Less allowance for loan losses	27,644	27,072
Net loans	3,710,825	3,653,288
Premises and equipment, net	29,822	29,005
Operating lease right-of-use assets	28,249	—
Investment in bank-owned life insurance	80,786	80,463
Goodwill	63,909	63,909
Identifiable intangible assets, net	7,923	8,162
Other assets	84,142	77,175
Total assets	$5,154,729	$5,010,766
Liabilities:
Deposits:
Noninterest-bearing deposits	$577,319	$603,216
Interest-bearing deposits	2,926,941	2,920,832
Total deposits	3,504,260	3,524,048
Federal Home Loan Bank advances	1,056,129	950,722
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	30,187	—
Other liabilities	71,629	65,131
Total liabilities	4,684,886	4,562,582
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,305,279 shares at March 31, 2019 and 17,302,037 at December 31, 2018	1,082	1,081
Paid-in capital	120,743	119,888
Retained earnings	365,521	355,524
Accumulated other comprehensive loss	(17,503)	(28,309)
Total shareholders’ equity	469,843	448,184
Total liabilities and shareholders’ equity	$5,154,729	$5,010,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2019	2018
	Interest income:
	Interest and fees on loans	$41,744	$34,352
	Interest on mortgage loans held for sale	180	226
	Taxable interest on debt securities	7,226	5,118
	Nontaxable interest on debt securities	9	23
	Dividends on Federal Home Loan Bank stock	695	516
	Other interest income	340	205
	Total interest and dividend income	50,194	40,440
	Interest expense:
	Deposits	8,696	4,422
	Federal Home Loan Bank advances	6,661	3,983
	Junior subordinated debentures	253	183
	Total interest expense	15,610	8,588
	Net interest income	34,584	31,852
	Provision for loan losses	650	—
	Net interest income after provision for loan losses	33,934	31,852
	Noninterest income:
	Wealth management revenues	9,252	10,273
	Mortgage banking revenues	2,646	2,838
	Card interchange fees	997	847
	Service charges on deposit accounts	875	863
	Loan related derivative income	724	141
	Income from bank-owned life insurance	649	515
	Other income	224	266
	Total noninterest income	15,367	15,743
	Noninterest expense:
	Salaries and employee benefits	17,619	17,772
	Outsourced services	2,606	1,873
	Net occupancy	1,998	2,002
	Equipment	1,011	1,180
	Legal, audit and professional fees	534	726
	FDIC deposit insurance costs	429	404
	Advertising and promotion	239	177
	Amortization of intangibles	239	248
	Other expenses	2,289	2,748
	Total noninterest expense	26,964	27,130
	Income before income taxes	22,337	20,465
	Income tax expense	4,842	4,254
	Net income	$17,495	$16,211

	Net income available to common shareholders	$17,461	$16,173
	Weighted average common shares outstanding - basic	17,304	17,234
	Weighted average common shares outstanding - diluted	17,401	17,345
Per share information:	Basic earnings per common share	$1.01	$0.94
	Diluted earnings per common share	$1.00	$0.93
	Cash dividends declared per share	$0.47	$0.43

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

Three months ended March 31,	2019	2018
Net income	$17,495	$16,211
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	11,021	(10,414)
Net change in fair value of cash flow hedges	(442)	889
Net change in defined benefit plan obligations	227	360
Total other comprehensive income (loss), net of tax	10,806	(9,165)
Total comprehensive income	$28,301	$7,046

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2019	17,302	$1,081	$119,888	$355,524	($28,309)	$448,184
Net income	—	—	—	17,495	—	17,495
Total other comprehensive income, net of tax	—	—	—	—	10,806	10,806
Cash dividends declared	—	—	—	(8,220)	—	(8,220)
Share-based compensation	—	—	740	—	—	740
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	3	1	115	—	—	116
Cumulative effect of change in accounting principle	—	—	—	722	—	722
Balance at March 31, 2019	17,305	$1,082	$120,743	$365,521	($17,503)	$469,843

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	17,227	$1,077	$117,961	$317,756	($23,510)	$413,284
Net income	—	—	—	16,211	—	16,211
Total other comprehensive loss, net of tax	—	—	—	—	(9,165)	(9,165)
Cash dividends declared	—	—	—	(7,462)	—	(7,462)
Share-based compensation	—	—	669	—	—	669
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	35	2	(458)	—	—	(456)
Balance at March 31, 2018	17,262	$1,079	$118,172	$326,505	($32,675)	$413,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Three months ended March 31,	2019	2018
	Cash flows from operating activities:
	Net income	$17,495	$16,211
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	650	—
	Depreciation of premises and equipment	838	827
	Net amortization of premiums and discounts on securities and loans	822	695
	Amortization of intangibles	239	248
	Share-based compensation	740	669
	Tax benefit from stock option exercises and other equity awards	7	207
	Income from bank-owned life insurance	(649)	(515)
	Net gains on loan sales and commissions on loans originated for others, including fair value adjustments	(2,474)	(2,679)
	Proceeds from sales of loans	51,673	89,575
	Loans originated for sale	(46,864)	(79,212)
	Decrease in operating lease right-of-use assets	673	—
	Decrease in operating lease liabilities	(666)	—
	Increase in other assets	(11,022)	(10,973)
	Increase in other liabilities	9,532	6,483
	Net cash provided by operating activities	20,994	21,536
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(62,109)	(40,657)
	Available for sale debt securities: Other	(10,507)	(1,064)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	19,718	20,100
	Available for sale debt securities: Other	10,000	500
	Held to maturity debt securities: Mortgage-backed	—	540
	Purchases of Federal Home Loan Bank stock	(1,957)	(610)
	Net increase in loans	(54,147)	(15,571)
	Purchases of loans	(161)	(1,520)
	Purchases of premises and equipment	(1,655)	(811)
	Proceeds from surrender of bank-owned life insurance	326	—
	Net cash used in investing activities	(100,492)	(39,093)
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(19,788)	13,727
	Proceeds from Federal Home Loan Bank advances	532,000	515,000
	Repayment of Federal Home Loan Bank advances	(426,593)	(497,679)
	Payment of contingent consideration liability	—	(1,217)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	116	(456)
	Cash dividends paid	(8,153)	(6,739)
	Net cash provided by financing activities	77,582	22,636
	Net (decrease) increase in cash and cash equivalents	(1,916)	5,079
	Cash and cash equivalents at beginning of period	93,475	82,923
	Cash and cash equivalents at end of period	$91,559	$88,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows – continued (unaudited)	(Dollars in thousands)

Three months ended March 31,	2019	2018
Noncash Activities:
Loans charged off	$103	$690
Loans transferred to property acquired through foreclosure or repossession	—	3,074
In conjunction with the adoption of ASU 2016-02 as detailed in Note 2 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	28,923	—
Operating lease liabilities	30,853	—
In conjunction with the adoption of ASU 2017-12 as detailed in Note 2 to the Unaudited Consolidated Financial Statements, the following qualifying debt securities classified as held-to-maturity were transferred to available for sale:

Fair value of debt securities transferred from held-to-maturity to available for sale	10,316	—
Supplemental Disclosures:
Interest payments	$14,082	$8,047
Income tax payments	1,136	908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company that has elected to be a financial holding company.  The Bancorp’s subsidiaries include The Washington Trust Company, of Westerly (the “Bank”), a Rhode Island chartered commercial bank founded in 1800, and Weston Securities Corporation (“WSC”).  Through its subsidiaries, the Bancorp offers a complete product line of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its automated teller machines (“ATMs”); telephone banking; mobile banking and its internet website (www.washtrust.com).

The Unaudited Consolidated Financial Statements include the accounts of the Bancorp and its subsidiaries (collectively the “Corporation” or “Washington Trust”).  All intercompany balances and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to current year’s presentation.

The Bancorp also owns the common stock of two capital trusts, which have issued trust preferred securities. These capital trusts are variable interest entities in which the Bancorp is not the primary beneficiary and, therefore, are not consolidated. The capital trust’s only assets are junior subordinated debentures issued by the Bancorp, which were acquired by the capital trusts using the proceeds from the issuance of the trust preferred securities and common stock. The Bancorp’s equity interest in the capital trusts, classified in other assets, and the junior subordinated debentures are included in the Unaudited Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is included in the Unaudited Consolidated Statements of Income.

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

The Unaudited Consolidated Financial Statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included. Interim results are not necessarily indicative of the results of the entire year. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2019
Leases - Topic 842
Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee depends on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a package of practical expedients that entities may elect to apply. In January 2018, Accounting Standards Update No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” was issued to address concerns about the costs and complexity of complying with the transition provisions of ASU 2016-02. In July 2018, Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Also in July 2018, Accounting Standards Update No. 2018-11, “Targeted Improvements” (“ASU 2018-11”) was issued and allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. The Corporation used this optional transition method for the adoption of Topic 842. In December 2018, Accounting Standards Update No. 2018-20, “Leases (Topic 842) Narrow-Scope Improvement for Lessors” was issued to address lessors’ concerns about sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. These ASUs were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Management assembled a project team to address the changes pursuant to Topic 842. The project team identified and reviewed all lease agreements in scope of Topic 842. The Corporation rents premises used in business operations under non-cancelable operating leases, which as of December 31, 2018 were not reflected in its Consolidated Balance Sheets. The Corporation has no finance leases.

The Corporation adopted Topic 842 “Leases” effective January 1, 2019 and has applied the guidance to all operating leases within the scope of Topic 842 at that date. The Corporation elected to adopt the package of practical expedients, which among other things, does not require reassessment of lease classification. The Corporation recognized $28.9 million in operating lease right-of-use-assets, $30.9 million in operating lease liabilities, a reduction in rent-related liabilities of $2.9 million, a reduction of net deferred tax assets of $222 thousand and a cumulative effect adjustment (net of taxes) that increased beginning retained earnings by $722 thousand in the Consolidated Balance Sheets. The cumulative effect adjustment represented the recognition of unamortized deferred gains associated with two leases. There was no change to the timing in recognition of operating lease rent expense on the Corporation’s consolidated financial statements associated with our leases.

In March 2019, Accounting Standards Update No. 2019-01, “Leases (Topic 842) Codification Improvements” (“ASU 2019-01”) was issued to address lessors’ concerns about determining fair value of underlying leased assets and presentation issues in the statement of cash flows for sales-type and direct financing leases. ASU 2019-01 also clarified for both lessees and lessors that transition disclosures related to Topic 250 were not required for annual periods are also not required for interim periods. ASU 2019-01 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Corporation early adopted this ASU 2019-01 effective January 1, 2019 and it did not have a material impact on the Corporation’s consolidated financial statements.

Derivatives and Hedging - Topic 815
Accounting Standards Update No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), was issued in August 2017 to better align financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 was effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. In addition, ASU 2017-12 also permitted the reclassification of eligible securities from the held-to-maturity classification to the available for sale classification. The Corporation adopted the provisions of ASU 2017-12 on January 1, 2019 using a modified retrospective transition method. As permitted by ASU 2017-12, qualifying debt securities classified as held to maturity with an amortized cost of $10.4 million and a fair value of $10.3 million were reclassified to available for sale upon the adoption date. An unrealized loss of $75 thousand (net of taxes) was recognized in the accumulated other comprehensive income component of shareholders’ equity at the date of adoption. The adoption of ASU 2017-12 did not have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Update No. 2018-16, “Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”), was issued in October 2018 to permit the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to existing benchmark interest rates that are currently used for hedge accounting. ASU 2018-16 was effective for fiscal years beginning after December 15, 2018, and interim periods with those fiscal years. The provisions required prospective application for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. The Corporation adopted the provisions of ASU 2018-16 on January 1, 2019 and it did not have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Pending Adoption
Financial Instruments - Credit Losses - Topic 326
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition approach will be adopted in order to maintain the same amortized cost prior to and subsequent to the effective date of ASU 2016-13. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted in 2019. The Corporation will adopt ASU 2016-03 on

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

January 1, 2020 and is currently evaluating the effect that this ASU will have on the consolidated financial statements and disclosures.

Management has assembled a project team that meets regularly to address the additional data requirements necessary, to determine the approach for implementation and to identify new internal controls over enhanced processes that will be put into place for estimating the allowance under ASU 2016-13. This has included assessing the adequacy of existing loan and loss data, as well as developing models for default and loss estimates. The Corporation expects to continue the validation of models, the development of accounting policies and internal controls and the execution of “trial” or “parallel” runs of its ASU 2016-13 compliant methodology throughout 2019.

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

Note 3 - Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $25.7 million at March 31, 2019 and $21.6 million at December 31, 2018 and were included in cash and due from banks in the Unaudited Consolidated Balance Sheets.

As of March 31, 2019 and December 31, 2018, cash and due from banks included interest-bearing deposits in other banks of $38.5 million and $33.7 million, respectively.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 4 - Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$246,717	$682	($1,927)	$245,472
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	727,511	4,341	(8,347)	723,505
Obligations of states and political subdivisions	935	2	—	937
Individual name issuer trust preferred debt securities	13,311	—	(941)	12,370
Corporate bonds	13,911	9	(1,323)	12,597
Total available for sale debt securities	$1,002,385	$5,034	($12,538)	$994,881
Total securities	$1,002,385	$5,034	($12,538)	$994,881

(Dollars in thousands)
December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$246,708	$442	($4,467)	$242,683
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	675,368	1,943	(16,518)	660,793
Obligations of states and political subdivisions	935	2	—	937
Individual name issuer trust preferred debt securities	13,307	—	(1,535)	11,772
Corporate bonds	13,402	—	(1,777)	11,625
Total available for sale debt securities	$949,720	$2,387	($24,297)	$927,810
Held to Maturity Debt Securities:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$10,415	$—	($99)	$10,316
Total held to maturity debt securities	$10,415	$—	($99)	$10,316
Total securities	$960,135	$2,387	($24,396)	$938,126

As discussed in Note 2, on January 1, 2019, the Corporation adopted ASU 2017-12. As permitted by ASU 2017-12, qualifying debt securities classified as held to maturity with an amortized cost of $10.4 million and a fair value of $10.3 million were reclassified to available for sale upon the adoption date. An unrealized loss of $75 thousand (net of taxes) was recognized in the accumulated other comprehensive income component of shareholders’ equity at the date of adoption.

As of March 31, 2019 and December 31, 2018, debt securities with a fair value of $497.5 million and $439.7 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The schedule of maturities of available for sale debt securities is presented below. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other debt securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Available for Sale
March 31, 2019	Amortized Cost	Fair Value
Due in one year or less	$74,364	$73,944
Due after one year to five years	345,082	343,090
Due after five years to ten years	351,603	348,484
Due after ten years	231,336	229,363
Total debt securities	$1,002,385	$994,881

Included in the above table are debt securities with an amortized cost balance of $273.4 million and a fair value of $269.8 million at March 31, 2019 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 2 months to 18 years, with call features ranging from 1 month to 4 years.

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

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2019	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	—	$—	$—	14	$139,573	($1,927)	14	$139,573	($1,927)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	—	—	47	409,374	(8,347)	47	409,374	(8,347)
Individual name issuer trust preferred debt securities	—	—	—	5	12,370	(941)	5	12,370	(941)
Corporate bonds	—	—	—	7	11,874	(1,323)	7	11,874	(1,323)
Total temporarily impaired securities	—	$—	$—	73	$573,191	($12,538)	73	$573,191	($12,538)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2018	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	—	$—	$—	16	$157,032	($4,467)	16	$157,032	($4,467)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	10	47,060	(439)	51	438,701	(16,178)	61	485,761	(16,617)
Individual name issuer trust preferred debt securities	—	—	—	5	11,772	(1,535)	5	11,772	(1,535)
Corporate bonds	3	1,198	(9)	5	10,427	(1,768)	8	11,625	(1,777)
Total temporarily impaired securities	13	$48,258	($448)	77	$617,932	($23,948)	90	$666,190	($24,396)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at March 31, 2019 were five trust preferred securities issued by four individual companies in the banking sector.  Management believes the unrealized losses on these holdings were attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of March 31, 2019, individual name issuer trust preferred debt securities with an amortized cost of $6.1 million and unrealized losses of $446 thousand were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between March 31, 2019 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

Corporate Bonds
At March 31, 2019, the Corporation had seven corporate bond holdings with unrealized losses totaling $1.3 million. These investment grade corporate bonds were issued by large corporations, primarily in the financial services industry. Management believes the unrealized losses on these bonds are a function of the changes in the investment spreads and interest rate movements and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial:
Commercial real estate (1)	$1,463,682	$1,392,408
Commercial & industrial (2)	610,608	620,704
Total commercial	2,074,290	2,013,112
Residential Real Estate:
Residential real estate (3)	1,359,072	1,360,387
Consumer:
Home equity	279,938	280,626
Other (4)	25,169	26,235
Total consumer	305,107	306,861
Total loans (5)	$3,738,469	$3,680,360

(1)
Consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.

(2)	Consists of loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)	Consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.

(4)	Consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $4.9 million and $4.7 million, respectively, at March 31, 2019 and December 31, 2018 and net unamortized premiums on purchased loans of $668 thousand and $703 thousand, respectively, at March 31, 2019 and December 31, 2018.

As of both March 31, 2019 and December 31, 2018, loans amounting to $2.0 billion were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB for the discount window. See Note 7 for additional disclosure regarding borrowings.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
March 31, 2019	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$926	$926	$1,462,756	$1,463,682
Commercial & industrial	1	—	—	1	610,607	610,608
Total commercial	1	—	926	927	2,073,363	2,074,290
Residential Real Estate:
Residential real estate	5,868	2,749	2,232	10,849	1,348,223	1,359,072
Consumer:
Home equity	1,851	433	627	2,911	277,027	279,938
Other	13	—	—	13	25,156	25,169
Total consumer	1,864	433	627	2,924	302,183	305,107
Total loans	$7,733	$3,182	$3,785	$14,700	$3,723,769	$3,738,469

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2018	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$155	$925	$—	$1,080	$1,391,328	$1,392,408
Commercial & industrial	—	—	—	—	620,704	620,704
Total commercial	155	925	—	1,080	2,012,032	2,013,112
Residential Real Estate:
Residential real estate	6,318	2,693	1,509	10,520	1,349,867	1,360,387
Consumer:
Home equity	1,281	156	552	1,989	278,637	280,626
Other	33	—	—	33	26,202	26,235
Total consumer	1,314	156	552	2,022	304,839	306,861
Total loans	$7,787	$3,774	$2,061	$13,622	$3,666,738	$3,680,360

Included in past due loans at both March 31, 2019 and December 31, 2018 were nonaccrual loans of $8.6 million.

All loans 90 days or more past due at March 31, 2019 and December 31, 2018 were classified as nonaccrual.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans include nonaccrual loans and loans restructured in a troubled debt restructuring. The Corporation identifies loss allocations for impaired loans on an individual loan basis.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
No Related Allowance Recorded
Commercial:
Commercial real estate	$926	$925	$926	$926	$—	$—
Commercial & industrial	4,645	4,681	4,633	4,732	—	—
Total commercial	5,571	5,606	5,559	5,658	—	—
Residential Real Estate:
Residential real estate	9,659	9,347	10,010	9,695	—	—
Consumer:
Home equity	1,297	1,360	1,297	1,360	—	—
Other	—	—	—	—	—	—
Total consumer	1,297	1,360	1,297	1,360	—	—
Subtotal	16,527	16,313	16,866	16,713	—	—
With Related Allowance Recorded
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial & industrial	—	52	—	73	—	—
Total commercial	—	52	—	73	—	—
Residential Real Estate:
Residential real estate	736	364	762	390	98	100
Consumer:
Home equity	111	85	111	85	111	24
Other	21	22	20	22	1	3
Total consumer	132	107	131	107	112	27
Subtotal	868	523	893	570	210	127
Total impaired loans	$17,395	$16,836	$17,759	$17,283	$210	$127
Total:
Commercial	$5,571	$5,658	$5,559	$5,731	$—	$—
Residential real estate	10,395	9,711	10,772	10,085	98	100
Consumer	1,429	1,467	1,428	1,467	112	27
Total impaired loans	$17,395	$16,836	$17,759	$17,283	$210	$127

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

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended March 31,	2019	2018	2019	2018
Commercial:
Commercial real estate	$976	$4,100	$1	$—
Commercial & industrial	4,689	5,492	54	66
Total commercial	5,665	9,592	55	66
Residential Real Estate:
Residential real estate	10,151	9,850	115	112
Consumer:
Home equity	1,480	667	14	9
Other	21	144	—	3
Total consumer	1,501	811	14	12
Totals	$17,317	$20,253	$184	$190

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

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018
Commercial:
Commercial real estate	$926	$925
Commercial & industrial	—	—
Total commercial	926	925
Residential Real Estate:
Residential real estate	10,032	9,346
Consumer:
Home equity	1,407	1,436
Other	—	—
Total consumer	1,407	1,436
Total nonaccrual loans	$12,365	$11,707
Accruing loans 90 days or more past due	$—	$—

As of March 31, 2019 and December 31, 2018, loans secured by one- to four-family residential property amounting to $1.7 million and $761 thousand, respectively, were in process of foreclosure.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Nonaccrual loans of $3.8 million and $3.1 million, respectively, were current as to the payment of principal and interest at March 31, 2019 and December 31, 2018.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2019.

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

The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest. The recorded investment in troubled debt restructurings was $5.5 million and $5.6 million, respectively, at March 31, 2019 and December 31, 2018. The allowance for loan losses included specific reserves for these troubled debt restructurings of $99 thousand and $103 thousand, respectively, at March 31, 2019 and December 31, 2018.

For the three months ended March 31, 2019, there were no loans modified as a troubled debt restructuring. For the three months ended March 31, 2018, there was one commercial and industrial loan modified as a troubled debt restructuring with a pre-modification and post-modification recorded investment of $608 thousand. This troubled debt restructuring included a combination of concessions pertaining to maturity and interest only payment terms.

For the three months ended March 31, 2019 and 2018, there were no payment defaults on troubled debt restructured loans modified within the previous 12 months.

As of March 31, 2019, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Commercial:
Commercial real estate	$1,441,182	$1,387,666	$17,778	$205	$4,722	$4,537
Commercial & industrial	571,489	559,019	27,073	50,426	12,046	11,259
Total commercial	$2,012,671	$1,946,685	$44,851	$50,631	$16,768	$15,796

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

The following table presents the residential and consumer loan portfolios, segregated by loan type and credit quality indicator:

(Dollars in thousands)	Current		Past Due
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Residential Real Estate:
Self-originated mortgages	$1,240,306	$1,238,402	$9,751	$9,079
Purchased mortgages	107,917	111,465	1,098	1,441
Total residential real estate	$1,348,223	$1,349,867	$10,849	$10,520
Consumer:
Home equity	$277,027	$278,637	$2,911	$1,989
Other	25,156	26,202	13	33
Total consumer	$302,183	$304,839	$2,924	$2,022

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

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2019:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$15,381	$5,847	$21,228	$3,987	$1,603	$254	$1,857	$27,072
Charge-offs	—	(14)	(14)	—	(61)	(28)	(89)	(103)
Recoveries	—	8	8	—	13	4	17	25
Provision	1,810	(1,343)	467	22	34	127	161	650
Ending Balance	$17,191	$4,498	$21,689	$4,009	$1,589	$357	$1,946	$27,644
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
(2) Commercial & industrial loans.

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology:

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment
Commercial:
Commercial real estate	$926	$—	$925	$—
Commercial & industrial	4,626	—	4,714	—
Total commercial	5,552	—	5,639	—
Residential Real Estate:
Residential real estate	10,394	98	9,710	100
Consumer:
Home equity	1,408	111	1,445	24
Other	20	1	22	3
Total consumer	1,428	112	1,467	27
Subtotal	17,374	210	16,816	127
Loans Collectively Evaluated for Impairment
Commercial:
Commercial real estate	1,462,756	17,191	1,391,483	15,381
Commercial & industrial	605,982	4,498	615,990	5,847
Total commercial	2,068,738	21,689	2,007,473	21,228
Residential Real Estate:
Residential real estate	1,348,678	3,911	1,350,677	3,887
Consumer:
Home equity	278,530	1,478	279,182	1,579
Other	25,149	356	26,212	251
Total consumer	303,679	1,834	305,394	1,830
Subtotal	3,721,095	27,434	3,663,544	26,945
Total	$3,738,469	$27,644	$3,680,360	$27,072

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 7 - Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $1.1 billion and $950.7 million, respectively, at March 31, 2019 and December 31, 2018.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of March 31, 2019:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2019 to December 31, 2019	$822,665	2.63%
2020	77,033	2.10
2021	86,222	2.73
2022	55,447	3.65
2023	9,428	4.01
2024 and thereafter	5,334	5.06
Balance at March 31, 2019	$1,056,129	2.68%

As of March 31, 2019 and December 31, 2018, the Bank had access to a $40.0 million unused line of credit with the FHLB and also had remaining available borrowing capacity of $575.7 million and $628.5 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 8 - Shareholders' Equity
Regulatory Capital Requirements
Capital levels at March 31, 2019 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$467,260	12.59%	$296,925	8.00%	N/A	N/A
Bank	463,549	12.49	296,892	8.00	$371,115	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	439,374	11.84	222,694	6.00	N/A	N/A
Bank	435,663	11.74	222,669	6.00	296,892	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	417,376	11.25	167,020	4.50	N/A	N/A
Bank	435,663	11.74	167,002	4.50	241,225	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	439,374	8.69	202,274	4.00	N/A	N/A
Bank	435,663	8.62	202,213	4.00	252,767	5.00

December 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	455,699	12.56	290,146	8.00	N/A	N/A
Bank	453,033	12.49	290,128	8.00	362,660	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	428,338	11.81	217,609	6.00	N/A	N/A
Bank	425,672	11.74	217,596	6.00	290,128	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	406,340	11.20	163,207	4.50	N/A	N/A
Bank	425,672	11.74	163,197	4.50	235,729	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	428,338	8.89	192,690	4.00	N/A	N/A
Bank	425,672	8.84	192,652	4.00	240,815	5.00

(1)	Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes included in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer was 1.875% on January 1, 2018. The capital conservation buffer increased another 0.625% on January 1, 2019, reaching the full requirement of 2.50%.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both March 31, 2019 and December 31, 2018, $22.0 million in trust preferred securities were included in the Tier 1 Capital of the Corporation for regulatory capital reporting purposes pursuant to the Federal Reserve’s capital adequacy guidelines.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 9 - Derivative Financial Instruments
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

Cash Flow Hedging Instruments
As of March 31, 2019 and December 31, 2018, the Bancorp had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

As of March 31, 2019 and December 31, 2018, the Bank had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of March 31, 2019 and December 31, 2018, the Bank had three interest rate floor contracts with a total notional amount of $300.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. The floors mature in 2020.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of March 31, 2019 and December 31, 2018, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $671.5 million and $648.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

risk participation-in agreement, a derivative liability, the Corporation assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower for a fee received from the other bank.

As of March 31, 2019, the notional amounts of risk participation-out agreements and risk participation-in agreements were $57.0 million and $46.4 million, respectively, compared to $57.3 million and $46.5 million, respectively, as of December 31, 2018.

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

As of March 31, 2019 and December 31, 2018, the notional amount of foreign exchange contracts was $2.7 million and $2.8 million, respectively.

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

As of March 31, 2019, the notional amounts of interest rate lock commitments and forward sale commitments were $64.1 million and $94.6 million, respectively, compared to $30.8 million and $62.0 million, respectively, as of December 31, 2018.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2019	Dec 31, 2018	Balance Sheet Location	Mar 31, 2019	Dec 31, 2018
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$3	$20	Other liabilities	$—	$—
Interest rate swaps	Other assets	291	903	Other liabilities	—	—
Interest rate floors	Other assets	16	37	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	11,176	5,340	Other liabilities	2,952	7,719
Mirror swaps with counterparties	Other assets	2,897	7,592	Other liabilities	11,236	5,392
Risk participation agreements	Other assets	—	—	Other liabilities	1	—
Foreign exchange contracts	Other assets	8	—	Other liabilities	—	7
Forward loan commitments:
Interest rate lock commitments	Other assets	1,491	806	Other liabilities	—	—
Forward sale commitments	Other assets	—	—	Other liabilities	818	816
Gross amounts		15,882	14,698		15,007	13,934
Less amounts offset in Consolidated Balance Sheets (1)		1,899	10,732		1,899	10,732
Net amounts presented in Consolidated Balance Sheets		13,983	3,966		13,108	3,202
Less collateral pledged (2)		—	—		9,569	1,460
Net amounts		$13,983	$3,966		$3,539	$1,742

(1)	Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.

(2)
Collateral pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The following tables present the effect of derivative instruments in the Corporation’s Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
Three months ended March 31,	2019	2018
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$—	$38
Interest rate swaps	(466)	839
Interest rate floors	24	12
Total	($442)	$889

See Note 15 for additional disclosure pertaining to the amounts reclassified from accumulated other comprehensive income into earnings for derivatives designated as cash flow hedging instruments.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31,	Statement of Income Location	2019	2018
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	$10,310	($9,195)
Mirror swaps with counterparties	Loan related derivative income	(9,604)	9,324
Risk participation agreements	Loan related derivative income	—	—
Foreign exchange contracts	Loan related derivative income	18	12
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	685	(14)
Forward sale commitments	Mortgage banking revenues	(429)	1,318
Total		$980	$1,445

Note 10 - Fair Value Measurements
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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Aggregate fair value	$14,608	$20,996
Aggregate principal balance	14,244	20,498
Difference between fair value and principal balance	$364	$498

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $135 thousand in the three months ended March 31, 2019, compared to a decrease of $329 thousand in the three months ended March 31, 2018. These amounts were partially offset in earnings by the changes in fair value of forward sale commitments

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

used to economically hedge them. The changes in fair value are reported as a component of mortgage banking revenues in the Unaudited Consolidated Statements of Income.

There were no mortgage loans held for sale 90 days or more past due as of March 31, 2019 and December 31, 2018.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at March 31, 2019 and December 31, 2018.

Level 2 debt securities are traded less frequently than exchange-traded instruments. The fair value of these securities is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category includes obligations of U.S. government-sponsored enterprises, including mortgage-backed securities, obligations of states and political subdivisions, individual name issuer trust preferred debt securities and corporate bonds.

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at March 31, 2019 and December 31, 2018.

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

Derivatives
Interest rate cap, swap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

The fair value measurement was based upon unobservable inputs; therefore, the contingent liability was classified within Level 3 of the fair value hierarchy. The unobservable inputs included probability estimates regarding the likelihood of achieving revenue growth targets and the discount rates utilized the discounted cash flow calculations applied to the estimated earn-outs to be paid. The contingent consideration liability was remeasured to fair value at each reporting period taking into consideration changes in those unobservable inputs. Changes in the fair value of the contingent consideration liability were included in noninterest expenses in the Consolidated Statements of Income.

One of the two earn-out periods associated with this contingent consideration liability ended December 31, 2017 and a payment of $1.2 million was made by the Corporation in the first quarter of 2018. The likelihood of payout on the remaining earn-out period had been deemed remote and as a result the fair value of the contingent consideration liability was reduced to zero in 2018. There have been no changes to the fair value of the contingent consideration liability for the three months ended March 31, 2019.

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$245,472	$—	$245,472	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	723,505	—	723,505	—
Obligations of states and political subdivisions	937	—	937	—
Individual name issuer trust preferred debt securities	12,370	—	12,370	—
Corporate bonds	12,597	—	12,597	—
Mortgage loans held for sale	14,608	—	14,608	—
Derivative assets	13,983	—	13,983	—
Total assets at fair value on a recurring basis	$1,023,472	$—	$1,023,472	$—
Liabilities:
Derivative liabilities	$13,108	$—	$13,108	$—
Total liabilities at fair value on a recurring basis	$13,108	$—	$13,108	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$242,683	$—	$242,683	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	660,793	—	660,793	—
Obligations of states and political subdivisions	937	—	937	—
Individual name issuer trust preferred debt securities	11,772	—	11,772	—
Corporate bonds	11,625	—	11,625	—
Mortgage loans held for sale	20,996	—	20,996	—
Derivative assets	3,966	—	3,966	—
Total assets at fair value on a recurring basis	$952,772	$—	$952,772	$—
Liabilities:
Derivative liabilities	$3,202	$—	$3,202	$—
Total liabilities at fair value on a recurring basis	$3,202	$—	$3,202	$—

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date. There were no transfers in and/or out of Level 1, 2 or 3 during the three months ended March 31, 2019 and 2018.

Items Recorded at Fair Value on a Nonrecurring Basis
During the three months ended March 31, 2019, one collateral dependent impaired loan with a carrying value of $103 thousand at December 31, 2018 was written down to a fair value of zero.

The allowance for loan losses on collateral dependent impaired loans amounted to $111 thousand at March 31, 2019.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
March 31, 2019
Collateral dependent impaired loans	$—	Appraisals of collateral	Appraisal adjustments (1)	100%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2018
Collateral dependent impaired loans	$883	Appraisals of collateral	Discount for costs to sell	0% - 10% (10%)
			Appraisal adjustments (1)	0% - 100% (2%)
Property acquired through foreclosure or repossession	$2,142	Appraisals of collateral	Discount for costs to sell	13%
			Appraisal adjustments (1)	12% - 28% (20%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
March 31, 2019	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for loan losses	$3,710,825	$3,664,361	$—	$—	$3,664,361

Financial Liabilities:
Time deposits	$1,276,464	$1,292,947	$—	$1,292,947	$—
FHLB advances	1,056,129	1,058,936	—	1,058,936	—
Junior subordinated debentures	22,681	19,363	—	19,363	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2018	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Held to maturity debt securities	$10,415	$10,316	$—	$10,316	$—
Loans, net of allowance for loan losses	3,653,288	3,598,025	—	—	3,598,025

Financial Liabilities:
Time deposits	$1,255,108	$1,269,433	$—	$1,269,433	$—
FHLB advances	950,722	950,691	—	950,691	—
Junior subordinated debentures	22,681	19,226	—	19,226	—

Note 11 - Revenue from Contracts with Customers
The following table summarizes total revenues as presented in the Unaudited Consolidated Statements of Income and the related amounts which are from contracts with customers within the scope of Topic 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of Topic 606.

For the three months ended March 31,	2019		2018
(Dollars in thousands)	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606
Net interest income	$34,584	$—	$31,852	$—
Noninterest income:
Asset-based wealth management revenues	8,921	8,921	9,955	9,955
Transaction-based wealth management revenues	331	331	318	318
Total wealth management revenues	9,252	9,252	10,273	10,273
Mortgage banking revenues	2,646	—	2,838	—
Card interchange fees	997	997	847	847
Service charges on deposit accounts	875	875	863	863
Loan related derivative income	724	—	141	—
Income from bank-owned life insurance	649	—	515	—
Other income	224	224	266	266
Total noninterest income	15,367	11,348	15,743	12,249
Total revenues	$49,951	$11,348	$47,595	$12,249

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Three months ended March 31,	2019	2018
Revenue recognized at a point in time:
Card interchange fees	$997	$847
Service charges on deposit accounts	662	672
Other income	179	226
Revenue recognized over time:
Wealth management revenues	9,252	10,273
Service charges on deposit accounts	213	191
Other income	45	40
Total revenues from contracts in scope of Topic 606	$11,348	$12,249

Receivables primarily consist of amounts due from customers for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.0 million at March 31, 2019, compared to $4.8 million at December 31, 2018 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under Topic 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both March 31, 2019 and December 31, 2018 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in-scope of Topic 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $483 thousand at March 31, 2019, compared to $458 thousand at December 31, 2018 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 12 - Defined Benefit Pension Plans
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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2019	2018	2019	2018
Net Periodic Benefit Cost:
Service cost (1)	$509	$561	$31	$27
Interest cost (2)	742	679	141	119
Expected return on plan assets (2)	(1,124)	(1,318)	—	—
Amortization of prior service credit (2)	(4)	(6)	—	—
Recognized net actuarial loss (2)	198	374	102	102
Net periodic benefit cost	$321	$290	$274	$248

(1)	Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

(2)	Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the three months ended March 31,	2019	2018	2019	2018
Measurement date	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
Equivalent single discount rate for benefit obligations	4.38%	3.69%	4.28%	3.58%
Equivalent single discount rate for service cost	4.44	3.76	4.48	3.79
Equivalent single discount rate for interest cost	4.12	3.42	3.98	3.22
Expected long-term return on plan assets	5.75	6.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 13 - Share-Based Compensation Arrangements
During the three months ended March 31, 2019, the Corporation granted performance share unit awards and nonvested share unit awards.

The performance share awards granted to certain executive officers provide them with the opportunity to earn shares of common stock of the Corporation. The performance share awards were valued at fair market value as of January 17, 2019 (the award date), or $52.87, and will be earned over a 3-year performance period. The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group. The current assumption based on the most recent peer group information available results in shares earned at 140% of the target, or 41,440 shares.

The Corporation granted to a non-executive officer 1,000 nonvested share units, with 3-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $51.31.

Note 14 - Business Segments
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$27,302	$25,976	($127)	($58)	$7,409	$5,934	$34,584	$31,852
Provision for loan losses	650	—	—	—	—	—	650	—
Net interest income (expense) after provision for loan losses	26,652	25,976	(127)	(58)	7,409	5,934	33,934	31,852
Noninterest income	5,455	4,936	9,252	10,273	660	534	15,367	15,743
Noninterest expenses:
Depreciation and amortization expense	672	637	365	396	40	42	1,077	1,075
Other noninterest expenses	15,758	15,466	6,478	7,199	3,651	3,390	25,887	26,055
Total noninterest expenses	16,430	16,103	6,843	7,595	3,691	3,432	26,964	27,130
Income before income taxes	15,677	14,809	2,282	2,620	4,378	3,036	22,337	20,465
Income tax expense	3,421	3,103	617	643	804	508	4,842	4,254
Net income	$12,256	$11,706	$1,665	$1,977	$3,574	$2,528	$17,495	$16,211

Total assets at period end	$3,884,052	$3,521,309	$76,657	$66,567	$1,194,020	$978,450	$5,154,729	$4,566,326
Expenditures for long-lived assets	1,300	598	292	154	63	59	1,655	811

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 15 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended March 31,	2019			2018
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$14,406	$3,385	$11,021	($13,613)	($3,199)	($10,414)
Net gains on debt securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of available for sale debt securities	14,406	3,385	11,021	(13,613)	(3,199)	(10,414)
Cash flow hedges:
Change in fair value of cash flow hedges	(546)	(128)	(418)	803	91	712
Net cash flow hedge losses reclassified into earnings (1)	(31)	(7)	(24)	231	54	177
Net change in fair value of cash flow hedges	(577)	(135)	(442)	1,034	145	889
Defined benefit plan obligations:
Amortization of net actuarial losses (2)	300	70	230	476	112	364
Amortization of net prior service credits (2)	(4)	(1)	(3)	(6)	(2)	(4)
Net change in defined benefit plan obligations	296	69	227	470	110	360
Total other comprehensive income (loss)	$14,125	$3,319	$10,806	($12,109)	($2,944)	($9,165)

(1)
The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(2)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
Balance at December 31, 2018	($16,762)	$191	($11,738)	($28,309)
Other comprehensive income (loss) before reclassifications	11,021	(418)	—	10,603
Amounts reclassified from accumulated other comprehensive income	—	(24)	227	203
Net other comprehensive income (loss)	11,021	(442)	227	10,806
Balance at March 31, 2019	($5,741)	($251)	($11,511)	($17,503)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
Balance at December 31, 2017	($7,534)	($428)	($15,548)	($23,510)
Other comprehensive (loss) income before reclassifications	(10,414)	712	—	(9,702)
Amounts reclassified from accumulated other comprehensive income	—	177	360	537
Net other comprehensive (loss) income	(10,414)	889	360	(9,165)
Balance at March 31, 2018	($17,948)	$461	($15,188)	($32,675)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 16 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2019	2018
Earnings per common share - basic:
Net income	$17,495	$16,211
Less dividends and undistributed earnings allocated to participating securities	(34)	(38)
Net income available to common shareholders	$17,461	$16,173
Weighted average common shares	17,304	17,234
Earnings per common share - basic	$1.01	$0.94
Earnings per common share - diluted:
Net income	$17,495	$16,211
Less dividends and undistributed earnings allocated to participating securities	(34)	(38)
Net income available to common shareholders	$17,461	$16,173
Weighted average common shares	17,304	17,234
Dilutive effect of common stock equivalents	97	111
Weighted average diluted common shares	17,401	17,345
Earnings per common share - diluted	$1.00	$0.93

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 87,775 and 45,832, respectively for the three months ended March 31, 2019 and 2018.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 17 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

The Corporation adopted the provisions of ASU 2016-02 (Topic 842) on January 1, 2019. Operating lease right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease. Upon adoption, operating lease ROU assets totaling $28.9 million and operating lease liabilities totaling $30.9 million were recognized in our Unaudited Consolidated Balance Sheets for leases that existed at the adoption date, based on the present value of lease payments over the remaining lease term. Operating leases entered into after the adoption date will be recognized as an operating lease ROU asset and operating lease liability at the commencement date of the new lease.

The Corporation’s leases do not provide an implicit interest rate, therefore the Corporation used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate used to discount operating lease liabilities at March 31, 2019 was 3.66%.

The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are included in ROU assets and operating lease liabilities recorded in our Unaudited Consolidated Balance Sheets. Operating lease terms include options to extend when it is reasonably certain that the Corporation will exercise such options, determined on a lease-by-lease basis. As of March 31, 2019, the Corporation does not have any leases that have not yet commenced. At March 31, 2019, lease expiration dates ranged from 2 months to 22 years, with additional renewal options on certain leases ranging from 1 to 5 years. At March 31, 2019, the weighted average remaining lease term for the Corporation’s operating leases was 14.4 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $939 thousand and $916 thousand, respectively, for the three months ended March 31, 2019 and 2018. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Corporation is reasonably certain to renew, at March 31, 2019:

(Dollars in thousands)
April 1, 2019 to December 31, 2019	$2,665
2020	3,433
2021	3,270
2022	3,123
2023	2,991
2024 and thereafter	24,318
Total operating lease payments (1)	39,800
Less interest	9,613
Present value of operating lease liabilities (2)	$30,187
(1) Includes $4.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(2) Includes short-term operating lease liabilities of $2.5 million.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Three months ended March 31,	2019
Lease Expense:
Operating lease expense	$928
Variable lease expense	11
Total lease expense (1)	$939
Cash Paid:
Cash paid reducing operating lease liabilities	$920
(1) Included in net occupancy expenses in the Unaudited Consolidated Income Statement.

The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions at December 31, 2018:

(Dollars in thousands)
Years ending December 31:	2019	$3,544
	2020	2,980
	2021	2,677
	2022	2,293
	2023	2,059
	2024 and thereafter	22,648
Total minimum lease payments		$36,201

At December 31, 2018, lease expiration dates ranged from 5 months to 22 years, with additional renewal options on certain leases ranging from 1 to 5 years.

Note 18 - Commitments and Contingencies
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$502,781	$533,884
Home equity lines	278,477	270,462
Other loans	48,750	46,698
Standby letters of credit	8,469	7,706
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	64,104	30,766
Forward sale commitments	94,640	61,993
Loan related derivative contracts:
Interest rate swaps with customers	671,492	648,050
Mirror swaps with counterparties	671,492	648,050
Risk participation-in agreements	46,357	46,510
Foreign exchange contracts	2,726	2,784
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $8.5 million and $7.7 million, respectively, as of March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three months ended March 31, 2019 and 2018.

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

Management's Discussion and Analysis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the full-year ended December 31, 2019 or any future period. Certain previously reported amounts have been reclassified to conform to current year’s presentation.

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

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value or outflows of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectability, default and charge-off rates; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; operational risks, including cyberattacks, hacking and identity theft and natural disasters; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the Corporation’s consolidated financial statements are considered critical accounting policies. Management considers the following to be its critical accounting policies: the determination of allowance for loan losses, the valuation of goodwill and identifiable intangible assets, the assessment of investment securities for impairment and accounting for defined benefit pension plans. There have been no significant changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)			Change
For the three months ended March 31,	2019	2018	$	%
Net interest income	$34,584	$31,852	$2,732	9%
Noninterest income	15,367	15,743	(376)	(2)
Total revenues	49,951	47,595	2,356	5
Provision for loan losses	650	—	650	—
Noninterest expense	26,964	27,130	(166)	(1)
Income before income taxes	22,337	20,465	1,872	9
Income tax expense	4,842	4,254	588	14
Net income	$17,495	$16,211	$1,284	8%

The following table presents a summary of performance metrics and ratios:

For the three months ended March 31,	2019	2018
Diluted earnings per common share	$1.00	$0.93
Return on average assets (net income divided by average assets)	1.39%	1.45%
Return on average equity (net income available for common shareholders divided by average equity)	15.52%	15.96%
Net interest income as a percentage of total revenues	69%	67%
Noninterest income as a percentage of total revenues	31%	33%

Net income totaled $17.5 million for the three months ended March 31, 2019, compared to $16.2 million for the same period in 2018. Income before income taxes for the three months ended March 31, 2019 increased by $1.9 million, compared to the same period a year ago, largely due to growth in net interest income. The increase in income tax expense for the three months ended March 31, 2019, compared to the same period a year ago, largely reflects a higher level of pretax income in 2019.

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

Three months ended March 31,	2019			2018			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$56,359	$340	2.45	$53,138	$205	1.56	$3,221	$135	0.89
Mortgage loans held for sale	16,587	180	4.40	24,424	226	3.75	(7,837)	(46)	0.65
Taxable debt securities	1,000,911	7,226	2.93	804,518	5,118	2.58	196,393	2,108	0.35
Nontaxable debt securities	935	10	4.34	2,355	29	4.99	(1,420)	(19)	(0.65)
Total securities	1,001,846	7,236	2.93	806,873	5,147	2.59	194,973	2,089	0.34
FHLB stock	46,988	695	6.00	40,888	516	5.12	6,100	179	0.88
Commercial real estate	1,425,225	16,879	4.80	1,218,702	12,346	4.11	206,523	4,533	0.69
Commercial & industrial	618,364	7,544	4.95	608,784	6,823	4.55	9,580	721	0.40
Total commercial	2,043,589	24,423	4.85	1,827,486	19,169	4.25	216,103	5,254	0.60
Residential real estate	1,357,835	13,765	4.11	1,228,379	11,929	3.94	129,456	1,836	0.17
Home equity	278,581	3,564	5.19	287,176	3,160	4.46	(8,595)	404	0.73
Other	25,629	316	5.00	30,706	370	4.89	(5,077)	(54)	0.11
Total consumer	304,210	3,880	5.17	317,882	3,530	4.50	(13,672)	350	0.67
Total loans	3,705,634	42,068	4.60	3,373,747	34,628	4.16	331,887	7,440	0.44
Total interest-earning assets	4,827,414	50,519	4.24	4,299,070	40,722	3.84	528,344	9,797	0.40
Noninterest-earning assets	268,689			230,638			38,051
Total assets	$5,096,103			$4,529,708			$566,395
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$165,911	$686	1.68	$80,502	$28	0.14	$85,409	$658	1.54
NOW accounts	454,868	84	0.07	449,298	54	0.05	5,570	30	0.02
Money market accounts	646,250	1,609	1.01	718,664	880	0.50	(72,414)	729	0.51
Savings accounts	369,219	61	0.07	368,012	57	0.06	1,207	4	0.01
Time deposits (in-market)	789,378	3,727	1.91	617,878	1,820	1.19	171,500	1,907	0.72
Total interest-bearing in-market deposits	2,425,626	6,167	1.03	2,234,354	2,839	0.51	191,272	3,328	0.52
Wholesale brokered time deposits	473,799	2,529	2.16	409,243	1,583	1.57	64,556	946	0.59
Total interest-bearing deposits	2,899,425	8,696	1.22	2,643,597	4,422	0.68	255,828	4,274	0.54
FHLB advances	1,027,285	6,661	2.63	810,967	3,983	1.99	216,318	2,678	0.64
Junior subordinated debentures	22,681	253	4.52	22,681	183	3.27	—	70	1.25
Total interest-bearing liabilities	3,949,391	15,610	1.60	3,477,245	8,588	1.00	472,146	7,022	0.60
Noninterest-bearing demand deposits	607,033			584,557			22,476
Other liabilities	83,438			56,951			26,487
Shareholders’ equity	456,241			410,955			45,286
Total liabilities and shareholders’ equity	$5,096,103			$4,529,708			$566,395
Net interest income (FTE)		$34,909			$32,134			$2,775
Interest rate spread			2.64			2.84			(0.20)
Net interest margin			2.93			3.03			(0.10)

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2019	2018	Change
Commercial loans	$324	$276	$48
Nontaxable debt securities	1	6	(5)
Total	$325	$282	$43

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three months ended March 31, 2019 totaled $34.6 million, compared to $31.9 million for the same period in 2018. Net interest income is affected by the level of, and changes, in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Income associated with loan payoffs and prepayment penalties is included in net interest income.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans may be impacted by the level of income associated with loan payoffs and prepayment penalties recognized in each period. For the three months ended March 31, 2019 and 2018, income associated with loan payoffs and prepayment penalties was insignificant.

FTE net interest income for the three months ended March 31, 2019 amounted to $34.9 million, up by $2.8 million, or 9%, from the same period in 2018. The net interest margin was 2.93% for the three months ended March 31, 2019, compared to 3.03% for the same period a year ago. While the net interest margin benefited from a rise in market interest rates on variable rate loans, it was also adversely impacted by a higher cost of funds.

Total average securities for the three months ended March 31, 2019 increased by $195.0 million, or 24%, from the average balances for the same period a year earlier. The FTE rate of return on the securities portfolio for the three months ended March 31, 2019 was 2.93%, compared to 2.59% for the same period in 2018, due primarily to purchases of relatively higher yielding debt securities.

Total average loan balances for the three months ended March 31, 2019 increased by $331.9 million, or 10%, from the average loan balances for the comparable 2018 period, primarily due to growth in average commercial real estate and residential real estate loan balances. The yield on total loans for the three months ended March 31, 2019 was 4.60%, compared to 4.16% for the same period in 2018. Yields on LIBOR-based and prime-based loans reflected increases in market interest rates.

The average balance of FHLB advances for the three months ended March 31, 2019 increased by $216.3 million, or 27%, compared to the average balances for the same period in 2018. The average rate paid on such advances for the three months ended March 31, 2019 was 2.63%, compared to 1.99% for the same period in 2018, due to higher rates on short-term advances.

Total average interest-bearing deposits for the three months ended March 31, 2019 increased by $255.8 million, or 10%, from the average balances for the same period in 2018. Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which increased by $64.6 million from the same period in 2018. Excluding wholesale brokered time deposits, average in-market interest-bearing deposits for the three months ended March 31, 2019 increased by $191.3 million, or 9%, from the average balances for the same period in 2018, with growth in time deposits and demand deposits, partially offset by a decline in money market accounts. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2019 increased by 52 basis points, compared to the same period in 2018, largely due to higher rates paid on promotional time deposits, as well as competitive pricing on money market accounts and interest-bearing demand deposits.

The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2019 increased by $22.5 million, or 4%, from the average balances for the same period in 2018.

Management's Discussion and Analysis

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended March 31, 2019 vs. 2018
	Change Due to
	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	$13	$122	$135
Mortgage loans held for sale	(81)	35	(46)
Taxable debt securities	1,355	753	2,108
Nontaxable debt securities	(16)	(3)	(19)
Total securities	1,339	750	2,089
FHLB stock	83	96	179
Commercial real estate	2,280	2,253	4,533
Commercial & industrial	103	618	721
Total commercial	2,383	2,871	5,254
Residential real estate	1,303	533	1,836
Home equity	(98)	502	404
Other	(62)	8	(54)
Total consumer	(160)	510	350
Total loans	3,526	3,914	7,440
Total interest income	4,880	4,917	9,797
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	58	600	658
NOW accounts	1	29	30
Money market accounts	(97)	826	729
Savings accounts	—	4	4
Time deposits (in-market)	600	1,307	1,907
Total interest-bearing in-market deposits	562	2,766	3,328
Wholesale brokered time deposits	280	666	946
Total interest-bearing deposits	842	3,432	4,274
FHLB advances	1,214	1,464	2,678
Junior subordinated debentures	—	70	70
Total interest expense	2,056	4,966	7,022
Net interest income (FTE)	$2,824	($49)	$2,775

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

A loan loss provision of $650 thousand was charged to earnings for the three months ended March 31, 2019. This provision was based on management’s assessment of asset quality and credit quality metrics, growth and changes in the loan portfolio, and loss exposure allocations. For three months ended March 31, 2018, management concluded that no loan loss provision was necessary. Net charge-offs totaled $78 thousand for the three months ended March 31, 2019, compared to $624 thousand for the same period in 2018.

Management's Discussion and Analysis

The allowance for loan losses was $27.6 million, or 0.74% of total loans, at March 31, 2019, compared to $27.1 million, or 0.74% of total loans, at December 31, 2018. See additional discussion under the caption “Asset Quality” for further information on the allowance for loan losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2019	2018	$	%
Noninterest income:
Wealth management revenues	$9,252	$10,273	($1,021)	(10%)
Mortgage banking revenues	2,646	2,838	(192)	(7)
Card interchange fees	997	847	150	18
Service charges on deposit accounts	875	863	12	1
Loan related derivative income	724	141	583	413
Income from bank-owned life insurance	649	515	134	26
Other income	224	266	(42)	(16)
Total noninterest income	$15,367	$15,743	($376)	(2)%

Noninterest Income Analysis
Revenue from wealth management services is our largest source of noninterest income, representing 60% of total noninterest income in 2019. A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2019	2018	$	%
Wealth management revenues:
Asset-based revenues	$8,921	$9,955	($1,034)	(10)%
Transaction-based revenues	331	318	13	4
Total wealth management revenues	$9,252	$10,273	($1,021)	(10)%

Wealth management revenues for the three months ended March 31, 2019 decreased by $1.0 million, or 10%, from the comparable period in 2018, reflecting a lower level of asset-based revenues.

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)
Three months ended March 31,	2019	2018
Wealth management assets under administration:
Balance at the beginning of period	$5,910,814	$6,714,637
Net investment appreciation (depreciation) & income	520,057	(32,024)
Net client asset flows	(80,743)	(338,893)
Balance at the end of period	$6,350,128	$6,343,720

Management's Discussion and Analysis

Assets under administration stood at $6.4 billion at March 31, 2019, a modest increase of $6.4 million from a year ago, and up by $439.3 million, or 7%, from December 31, 2018. The increase in the end of period balance of wealth management assets from December 31, 2018 was largely due to financial market appreciation.

While the March 31, 2019 end of period assets under administration balances were up from a year ago, the average balance of wealth management assets for the three months ended March 31, 2019 was down by $502.7 million, or 8%, compared to the average balance of wealth management assets for the same period in 2018. In 2018, the decline in wealth management assets reflected net client outflows largely associated with the loss of certain client-facing personnel in the first quarter of 2018, as well as financial market declines.

Mortgage banking revenues represented 17% of total noninterest income in 2019. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2019	2018	$	%
Mortgage banking revenues:
Gains and commissions on loan sales (1)	$2,474	$2,679	($205)	(8)%
Loan servicing fee income, net (2)	172	159	13	8
Total mortgage banking revenues	$2,646	$2,838	($192)	(7)%

Loans sold to the secondary market (3)	$92,079	$96,840	($4,761)	(5)%

(1)
Includes gains on loan sales, commissions on loans originated for others, servicing right gains, fair value adjustments on mortgage loans held for sale, and fair value adjustments and gains on forward loan commitments.

(2)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.

(3)	Includes brokered loans.

For the three months ended March 31, 2019, mortgage banking revenues were down by $192 thousand, or 7%, from the same period in 2018. The decline in mortgage banking revenues reflected lower sales volume, as well as a modest decline in the sale yield on loans sold to the secondary market.

Loan related derivative income for the three months ended March 31, 2019 increased by $583 thousand from the comparable period in 2018. The increase was largely due to a higher volume of commercial borrower interest rate swap transactions.

Income from bank-owned life insurance for the three months ended March 31, 2019 increased by $134 thousand from the same period in 2018. The increase was largely due to a $91 thousand gain that was recognized in the first quarter of 2019 resulting from the receipt of tax-exempt life insurance proceeds.

Management's Discussion and Analysis

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Three months ended March 31,	2019	2018	$	%
Noninterest expense:
Salaries and employee benefits	$17,619	$17,772	($153)	(1)%
Outsourced services	2,606	1,873	733	39
Net occupancy	1,998	2,002	(4)	—
Equipment	1,011	1,180	(169)	(14)
Legal, audit and professional fees	534	726	(192)	(26)
FDIC deposit insurance costs	429	404	25	6
Advertising and promotion	239	177	62	35
Amortization of intangibles	239	248	(9)	(4)
Other	2,289	2,748	(459)	(17)
Total noninterest expense	$26,964	$27,130	($166)	(1)%

Noninterest Expense Analysis
Outsourced services for the three months ended March 31, 2019 increased by $733 thousand, compared to the same period in 2018. The increase in outsourced services reflects the expansion of services, including software application processing and operational services, provided by third party vendors.

Other expenses for the three months ended March 31, 2019 decreased by $459 thousand, compared to the same period in 2018. The decrease was largely due to software system implementation costs recognized in the first quarter of 2018 associated with our wealth management and trust accounting system that was implemented in April 2018.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
Three months ended March 31,	2019	2018
Income tax expense	$4,842	$4,254
Effective income tax rate	21.7%	20.8%

The effective income tax rates for the three months ended March 31, 2019 and 2018 differed from the federal rate of 21%, primarily due to state income tax expense, offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax benefits associated with the settlement of share-based awards.

The increase in the effective tax rate for the three months ended March 31, 2019 compared to the same period in 2018 was largely due to a decrease in the amount of excess tax benefits recognized upon the settlement of share-based compensation awards.

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

Management's Discussion and Analysis

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2019	2018	$	%
Net interest income	$27,302	$25,976	$1,326	5%
Provision for loan losses	650	—	650	100
Net interest income after provision for loan losses	26,652	25,976	676	3
Noninterest income	5,455	4,936	519	11
Noninterest expense	16,430	16,103	327	2
Income before income taxes	15,677	14,809	868	6
Income tax expense	3,421	3,103	318	10
Net income	$12,256	$11,706	$550	5%

Net interest income for the Commercial Banking segment for the three months ended March 31, 2019, increased by $1.3 million, or 5%, from the same period in 2018, largely reflecting growth in loans, which was partially offset by a shift in the mix of deposits to higher cost categories and increases in rates paid on in-market deposits.

A loan loss provision of $650 thousand was charged to earnings for the three months ended March 31, 2019. This provision was based on management’s assessment of asset quality and credit quality metrics, growth and changes in the loan portfolio, and loss exposure allocations. For three months ended March 31, 2018, management concluded that no loan loss provision was necessary.

Noninterest income derived from the Commercial Banking segment for the three months ended March 31, 2019 was up by $519 thousand, or 11%, from the comparable period in 2018. The increase largely reflected higher loan related derivative income and lower mortgage banking revenues, both of which were volume driven. See additional discussion under the caption “Noninterest Income.”

Commercial Banking noninterest expenses for the three months ended March 31, 2019 were up by $327 thousand from the same period in 2018, reflecting higher outsourced services expense.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2019	2018	$	%
Net interest expense	($127)	($58)	($69)	119%
Noninterest income	9,252	10,273	(1,021)	(10)
Noninterest expense	6,843	7,595	(752)	(10)
Income before income taxes	2,282	2,620	(338)	(13)
Income tax expense	617	643	(26)	(4)
Net income	$1,665	$1,977	($312)	(16%)

For the three months ended March 31, 2019, noninterest income derived from the Wealth Management Services segment decreased by $1.0 million, or 10%, compared to the same period in 2018. reflecting a decline in asset-based revenues. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

For the three months ended March 31, 2019, noninterest expenses for the Wealth Management Services segment decreased by $752 thousand, or 10%, from the same period in 2018. Included in noninterest expenses for the three months ended March 31, 2018 were software system implementation costs of $663 thousand incurred in connection with our wealth management and

Management's Discussion and Analysis

trust accounting system that was implemented in April 2018. No such costs were recognized for the three months ended March 31, 2019.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)			Change
Three months ended March 31,	2019	2018	$	%
Net interest income	$7,409	$5,934	$1,475	25%
Noninterest income	660	534	126	24
Noninterest expense	3,691	3,432	259	8
Income before income taxes	4,378	3,036	1,342	44
Income tax expense	804	508	296	58
Net income	$3,574	$2,528	$1,046	41%

Net interest income for the Corporate unit for the three months ended March 31, 2019 was up by $1.5 million, or 25%, compared to the same period in 2018, reflecting increased investment income due to growth in the investment securities portfolio and higher dividend income on FHLB stock, partially offset by increased FHLB borrowing costs.

Noninterest income for the Corporate unit for for the three months ended March 31, 2019 was up by $126 thousand, or 24%, from the same period in 2018, largely due to higher income from BOLI. See further discussion of income from BOLI under the caption “Noninterest Income” above.

Noninterest expenses for the Corporate unit for the three months ended March 31, 2019 were up by $259 thousand from the same period in 2018, reflecting modest increases in a variety of expense categories.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	March 31, 2019	December 31, 2018	$	%
Total securities	$994,881	$938,225	$56,656	6%
Total loans	3,738,469	3,680,360	58,109	2
Allowance for loan losses	27,644	27,072	572	2
Total assets	5,154,729	5,010,766	143,963	3
Total deposits	3,504,260	3,524,048	(19,788)	(1)
FHLB advances	1,056,129	950,722	105,407	11
Total shareholders’ equity	469,843	448,184	21,659	5

Total assets stood at $5.2 billion at March 31, 2019, up by $144.0 million, or 3%, from the end of 2018, largely reflecting loan growth and purchases of securities. Also included in the increase in total assets was the recognition of operating lease right-of-use assets due to the adoption of ASU 2016-02 on January 1, 2019 as disclosed in Note 2 to the Unaudited Consolidated Financial Statements. Total deposits decreased by $19.8 million, or 1%, and FHLB advances increased by $105.4 million, or 11%, from the end of 2018. Shareholders’ equity amounted to $469.8 million at March 31, 2019, up by $21.7 million from the balance at the end of 2018. As of March 31, 2019, the Bancorp and the Bank were “well capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

Management's Discussion and Analysis

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2019 and December 31, 2018, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$245,472	25%	$242,683	26%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	723,505	73	660,793	72
Obligations of states and political subdivisions	937	—	937	—
Individual name issuer trust preferred debt securities	12,370	1	11,772	1
Corporate bonds	12,597	1	11,625	1
Total available for sale debt securities	$994,881	100%	$927,810	100%

Management's Discussion and Analysis

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
Held to Maturity Debt Securities:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$—	—%	$10,415	100%
Total held to maturity debt securities	$—	—%	$10,415	100%

As noted above, the securities portfolio is managed to generate interest income, for interest rate risk management purposes, and to provide an available source of liquidity for balance sheet management. Debt securities totaling $72.6 million and $41.7 million, respectively, were purchased during the three months ended March 31, 2019 and 2018. The 2019 purchases had a weighted average yield of 3.69%, while the 2018 purchases had a weighted average yield of 3.03%. These purchases were partially offset by routine principal pay-downs on mortgage-backed securities and a called debt security.

As disclosed in Note 2 to the Unaudited Consolidated Financial Statements, on January 1, 2019, the Corporation adopted the provisions of ASU 2017-12. As permitted by ASU 2017-12, debt securities classified as held-to-maturity with an amortized cost of $10.4 million and and a fair value of $10.3 million were reclassified to available for sale upon the adoption date.

The securities portfolio stood at $994.9 million as of March 31, 2019, or 19% of total assets, compared to $938.2 million as of December 31, 2018, or 19% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As of March 31, 2019 and December 31, 2018, the net unrealized loss position on securities available for sale and held to maturity amounted to $7.5 million and $22.0 million, respectively, and included gross unrealized losses of $12.5 million and $24.4 million, respectively.  As of March 31, 2019, the gross unrealized losses were concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and were primarily attributable to relative changes in interest rates since the time of purchase. Management evaluated the impairment status of these debt securities and does not consider these investments to be other-than-temporarily impaired at March 31, 2019. See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $3.7 billion at March 31, 2019, up by $58.1 million, or 2%, from the end of 2018, due to growth in commercial real estate loans.

Management's Discussion and Analysis

The following is a summary of loans:

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,463,682	39%	$1,392,408	38%
Commercial & industrial (2)	610,608	16	620,704	17
Total commercial	2,074,290	55	2,013,112	55
Residential Real Estate:
Residential real estate (3)	1,359,072	36	1,360,387	37
Consumer:
Home equity	279,938	7	280,626	8
Other (4)	25,169	1	26,235	—
Total consumer	305,107	8	306,861	8
Total loans	$3,738,469	100%	$3,680,360	100%

(1)
Consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.

(2)	Consists of loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)	Consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.

(4)	Consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

Commercial Loans
The commercial loan portfolio represented 55% of total loans at March 31, 2019.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $419.4 million and $406.4 million, respectively, at March 31, 2019 and December 31, 2018. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
Commercial real estate loans totaled $1.5 billion at March 31, 2019, up by $71.3 million, or 5%, from the balance at December 31, 2018. Included in commercial real estate loans were construction and development loans of $210.7 million and $190.9 million, respectively, as of March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019, commercial real estate loan originations and advances amounted to $93.5 million, which were partially offset by payoffs.

Commercial real estate loans are secured by a variety of property types, with approximately 90% of the total at March 31, 2019 composed of multi-family dwellings, retail facilities, office buildings, lodging, healthcare facilities, commercial mixed use and

Management's Discussion and Analysis

industrial and warehouse properties. The average commercial real estate loan size was $2.9 million and the largest individual commercial real estate loan outstanding was $25.9 million as of March 31, 2019.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Rhode Island	$386,990	26%	$377,249	27%
Connecticut	582,934	40	570,116	41
Massachusetts	402,276	28	356,615	26
Subtotal	1,372,200	94	1,303,980	94
All other states	91,482	6	88,428	6
Total	$1,463,682	100%	$1,392,408	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $610.6 million at March 31, 2019, down by $10.1 million, or 2%, from the balance at December 31, 2018. For the three months ended March 31, 2019, modest originations were offset by lower line utilization, payoffs and paydowns.

Shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $84.2 million at March 31, 2019. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at March 31, 2019.

The commercial and industrial loan portfolio includes loans to a variety of business types, with 90% of the total at March 31, 2019 composed of health care/social assistance, manufacturing, educational services, owner occupied and other real estate, retail trade, professional, scientific and technical, transportation and warehousing, entertainment and recreation, other services, finance and insurance services, public administration and accommodation and food services. The average commercial and industrial loan size was $621 thousand and the largest individual commercial and industrial loan outstanding was $19.4 million as of March 31, 2019.

Residential Real Estate Loans
The residential real estate loan portfolio represented 36% of total loans at March 31, 2019.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Three months ended March 31,	2019		2018
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio	$51,697	38%	$67,840	44%
Originations for sale to the secondary market (1)	85,826	62	87,720	56
Total	$137,523	100%	$155,560	100%

(1)	Includes brokered loans.

Management's Discussion and Analysis

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Three months ended March 31,	2019		2018
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$9,490	10%	$33,575	35%
Loans sold with servicing rights released (1)	82,589	90	63,265	65
Total	$92,079	100%	$96,840	100%

(1)	Includes brokered loans.

Loans are sold with servicing retained or released. Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.5 million and $3.7 million, respectively, as of March 31, 2019 and December 31, 2018. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $580.0 million and $588.5 million, respectively, as of March 31, 2019 and December 31, 2018.

Residential real estate loans held in portfolio amounted to $1.4 billion at March 31, 2019, down by $1.3 million from the balance at December 31, 2018. A lower percentage of residential real estate mortgage loans were originated for retention in portfolio during the three months ended March 31, 2019, compared to the same periods in 2018.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Rhode Island	$349,232	26%	$352,141	26%
Connecticut	142,472	10	141,775	10
Massachusetts	850,940	63	849,435	63
Subtotal	1,342,644	99	1,343,351	99
All other states	16,428	1	17,036	1
Total (1)	$1,359,072	100%	$1,360,387	100%

(1)	Includes residential real estate loans purchased from other financial institutions totaling $109.0 million and $112.9 million, respectively, as of March 31, 2019 and December 31, 2018.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. The Bank also purchases loans to individuals secured by general aviation aircraft.

The consumer loan portfolio totaled $305.1 million at March 31, 2019, down by $1.8 million, or 1%, from December 31, 2018. Home equity lines and home equity loans represented 92% of the total consumer portfolio at March 31, 2019. The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $16.4 million and $17.6 million, respectively, at March 31, 2019 and December 31, 2018.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

Management's Discussion and Analysis

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018
Commercial:
Commercial real estate	$926	$925
Commercial & industrial	—	—
Total commercial	926	925
Residential Real Estate:
Residential real estate	10,032	9,346
Consumer:
Home equity	1,407	1,436
Other	—	—
Total consumer	1,407	1,436
Total nonaccrual loans	12,365	11,707
Property acquired through foreclosure or repossession, net	2,142	2,142
Total nonperforming assets	$14,507	$13,849

Nonperforming assets to total assets	0.28%	0.28%
Nonperforming loans to total loans	0.33%	0.32%
Total past due loans to total loans	0.39%	0.37%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets increased by $658 thousand from the end of 2018, reflecting an increase in nonaccrual residential real estate loans. At March 31, 2019, property acquired through foreclosure consisted of one commercial property.

Nonaccrual Loans
During the three months ended March 31, 2019, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status. In addition, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2019.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
For the three months ended March 31,	2019	2018
Balance at beginning of period	$11,707	$15,211
Additions to nonaccrual status	1,924	1,210
Loans returned to accruing status	(855)	(344)
Loans charged-off	(103)	(690)
Loans transferred to other real estate owned	—	(3,074)
Payments, payoffs and other changes	(308)	(1,792)
Balance at end of period	$12,365	$10,521

Management's Discussion and Analysis

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2019				December 31, 2018
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$926	$—	$926	0.06%	$—	$925	$925	0.07%
Commercial & industrial	—	—	—	—	—	—	—	—
Total commercial	926	—	926	0.04	—	925	925	0.05
Residential Real Estate:
Residential real estate	2,232	7,800	10,032	0.74	1,509	7,837	9,346	0.69
Consumer:
Home equity	627	780	1,407	0.50	552	884	1,436	0.51
Other	—	—	—	—	—	—	—	—
Total consumer	627	780	1,407	0.46	552	884	1,436	0.47
Total nonaccrual loans	$3,785	$8,580	$12,365	0.33%	$2,061	$9,646	$11,707	0.32%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

As of March 31, 2019, the composition of nonaccrual loans was 93% residential and consumer and 7% commercial, compared to 92% and 8%, respectively, at December 31, 2018.

Nonaccrual residential real estate mortgage loans amounted to $10.0 million at March 31, 2019, up by $686 thousand from the end of 2018. As of March 31, 2019, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Rhode Island and Connecticut.  Included in total nonaccrual residential real estate loans at March 31, 2019 were five loans purchased for portfolio and serviced by others amounting to $1.5 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of March 31, 2019, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018
Accruing troubled debt restructured loans
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	4,627	4,714
Total commercial	4,627	4,714
Residential Real Estate:
Residential real estate	362	363
Consumer:
Home equity	—	10
Other	21	21
Total consumer	21	31
Total accruing troubled debt restructured loans	5,010	5,108

Nonaccrual troubled debt restructured loans
Commercial:
Commercial real estate	—	—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	506	510
Consumer:
Home equity	—	—
Other	—	—
Total consumer	—	—
Total nonaccrual troubled debt restructured loans	506	510
Total troubled debt restructured loans	$5,516	$5,618

The allowance for loans losses included specific reserves for troubled debt restructurings of $99 thousand and $103 thousand, respectively, at March 31, 2019 and December 31, 2018.

Management's Discussion and Analysis

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$926	0.06%	$1,080	0.08%
Commercial & industrial	1	—	—	—
Total commercial	927	0.04	1,080	0.05
Residential Real Estate:
Residential real estate	10,849	0.80	10,520	0.77
Consumer:
Home equity	2,911	1.04	1,989	0.71
Other	13	0.05	33	0.13
Total consumer	2,924	0.96	2,022	0.66
Total past due loans	$14,700	0.39%	$13,622	0.37%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2019, the composition of past due loans, loans past due 30 days or more, was 94% residential and consumer and 6% commercial, compared to 92% and 8%, respectively, at December 31, 2018.

Total past due loans increased by $1.1 million from the end of 2018, largely due to an increase in past due home equity lines and loans.

Total past due loans as of March 31, 2019 and December 31, 2018 included nonaccrual loans of $8.6 million and $8.6 million, respectively. All loans 90 days or more past due at March 31, 2019 and December 31, 2018 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2019 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Management has identified approximately $17.3 million in potential problem loans at March 31, 2019, compared to $14.9 million at December 31, 2018. As of March 31, 2019, approximately 85% of the balance of potential problem loans consisted of four commercial relationships, all of which were current with respect to payment terms. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in Note 6 to the Unaudited Consolidated Financial Statements.

The allowance for loan losses is management’s best estimate of incurred losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off,

Management's Discussion and Analysis

and is reduced by charge-offs on loans. The status of nonaccrual loans, past due loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at March 31, 2019 is adequate and consistent with asset quality and credit quality indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

(Dollars in thousands)	Mar 31, 2019	Dec 31, 2018
Collateral dependent impaired loans (1)	$11,565	$10,466
Impaired loans measured on discounted cash flow method (2)	5,809	6,350
Total impaired loans	$17,374	$16,816

(1)	Net of partial charge-offs of $289 thousand at both March 31, 2019 and December 31, 2018.

(2)	Net of partial charge-offs of $85 thousand at both March 31, 2019 and December 31, 2018.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	March 31, 2019			December 31, 2018
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$17,374	$210	1.21%	$16,816	$127	0.76%
Loans collectively evaluated for impairment	3,721,095	27,434	0.74	3,663,544	26,945	0.74
Total	$3,738,469	$27,644	0.74%	$3,680,360	$27,072	0.74%

Management's Discussion and Analysis

A loan loss provision of $650 thousand was charged to earnings for the three months ended March 31, 2019. This provision was based on management’s assessment of asset quality and credit quality metrics, growth and changes in the loan portfolio, and loss exposure allocations. For three months ended March 31, 2018, management concluded that no loan loss provision was necessary.

Net charge-offs totaled $78 thousand for the three months ended March 31, 2019, compared to $624 thousand for the same period in 2018.

As of March 31, 2019, the allowance for loan losses was $27.6 million, or 0.74% of total loans, compared to $27.1 million, or 0.74% of total loans, at December 31, 2018.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The total allowance is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$17,191	39%	$15,381	38%
Commercial & industrial	4,498	16	5,847	17
Total commercial	21,689	55	21,228	55
Residential Real Estate:
Residential real estate	4,009	36	3,987	37
Consumer:
Home equity	1,589	7	1,603	8
Other	357	2	254	—
Total consumer	1,946	9	1,857	8
Balance at end of period	$27,644	100%	$27,072	100%

(1)	Percentage of loans outstanding in respective category to total loans outstanding.

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

The Bank is a participant in the Demand Deposit Marketplace (“DDM”) program, Insured Cash Sweep (“ICS”) program and the Certificate of Deposit Account Registry Service (“CDARS”) program. The Bank uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or time deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market wholesale brokered deposits.

Management's Discussion and Analysis

The following table presents a summary of deposits:

(Dollars in thousands)			Change
	March 31, 2019	December 31, 2018	$	%
Noninterest-bearing demand deposits	$577,319	$603,216	($25,897)	(4%)
Interest-bearing demand deposits	162,598	178,733	(16,135)	(9)
NOW accounts	471,682	466,568	5,114	1
Money market accounts	644,949	646,878	(1,929)	—
Savings accounts	371,248	373,545	(2,297)	(1)
Time deposits (in-market)	792,470	778,105	14,365	2
Total in-market deposits	3,020,266	3,047,045	(26,779)	(1)
Wholesale brokered time deposits	483,994	477,003	6,991	1
Total deposits	$3,504,260	$3,524,048	($19,788)	(1)%

Total deposits amounted to $3.5 billion at March 31, 2019, down by $19.8 million, or 1%, from December 31, 2018. This included an increase of $7.0 million of out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were down by $26.8 million, or 1%, from the balance at December 31, 2018, reflecting a decline in demand account balances, partially offset by growth in promotional certificates of deposit.

FHLB Advances
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances totaled $1.1 billion at March 31, 2019, up by $105.4 million, or 11%, from the balance at the end of 2018.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 60% of total average assets in the three months ended March 31, 2019.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on the Corporation’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The Corporation has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity.  Management employs stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows.  In management’s estimation, risks are concentrated in two major categories: (1) runoff of in-market deposit balances; and (2) unexpected drawdown of loan commitments.  Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity.  Our stress test scenarios, therefore, emphasize attempts to quantify deposits at risk over selected time horizons.  In addition to these unexpected outflow risks, several other “business as usual” factors enter into the calculation of the adequacy of contingent liquidity including: (1) payment proceeds from loans and investment securities; (2) maturing debt obligations; and (3) maturing time deposits.  The Corporation has established collateralized borrowing capacity with the FRB and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business. Borrowing capacity is impacted by the amount and type of assets available to be pledged.

Management's Discussion and Analysis

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)
	March 31, 2019	December 31, 2018
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$575,675	$628,468
Federal Reserve Bank of Boston (2)	27,857	27,608
Unencumbered investment securities	491,653	493,623
Total	$1,095,185	$1,149,699

(1)
As of both March 31, 2019 and December 31, 2018, loans with a carrying value of $2.0 billion and securities available for sale with a carrying value of $286.1 million and $236.7 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.

(2)
As of March 31, 2019 and December 31, 2018, loans with a carrying value of $21.6 million and $22.9 million, respectively, and securities available for sale with a carrying value of $17.2 million and $16.4 million, respectively, were pledged to the FRB resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the three months ended March 31, 2019.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $21.0 million for the three months ended March 31, 2019, which was generated by net income of $17.5 million and adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $100.5 million for the three months ended March 31, 2019, reflecting outflows to purchase debt securities and fund loan growth. These outflows were partially offset by net inflows from maturities, calls and principal payments. For the three months ended March 31, 2019, net cash provided by financing activities amounted to $77.6 million, largely due to net increases in FHLB advances, partially offset a net decrease in deposits and the payment of dividends to shareholders. See the Corporation’s Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $469.8 million at March 31, 2019, up by $21.7 million from December 31, 2018, including net income of $17.5 million and an increase of $10.8 million in the accumulated comprehensive income component of shareholders’ equity, primarily resulting from an increase in the fair value of available for sale debt securities. These increases were partially offset by $8.2 million for dividend declarations.

The Corporation declared a quarterly dividend of 47 cents per share for the three months ended March 31, 2019, compared to 43 cents per share for the same period in 2018.

The ratio of total equity to total assets amounted to 9.11% at March 31, 2019 compared to a ratio of 8.94% at December 31, 2018.  Book value per share at March 31, 2019 and December 31, 2018 amounted to $27.15 and $25.90, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements. Total risk-based capital ratio amounted to 12.59% at March 31, 2019, compared to 12.56% at December 31, 2018. Capital levels exceeded the regulatory minimum levels to be considered “well capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Management's Discussion and Analysis

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2019 and December 31, 2018, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2019 and December 31, 2018.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are

Management's Discussion and Analysis

assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2019		December 31, 2018
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.34)%	(4.74)%	(3.60)%	(5.30)%
100 basis point rate increase	2.09	0.01	1.94	(0.46)
200 basis point rate increase	5.67	2.63	5.85	2.62
300 basis point rate increase	9.26	5.09	9.75	5.49

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

The banking industry attracted and retained low-cost core savings deposits during the low interest rate cycle that lasted several years.  The ALCO recognizes that a portion of these increased levels of low-cost balances could continue to shift into higher yielding alternatives in the future, particularly if interest rates continue to rise and as confidence in financial markets strengthens, and has modeled deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, which may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

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

Management's Discussion and Analysis

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2019 and December 31, 2018 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$4,294	($16,236)
Obligations of states and political subdivisions	1	(2)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	25,242	(74,855)
Trust preferred debt and other corporate debt securities	(99)	167
Total change in market value as of March 31, 2019	$29,438	($90,926)
Total change in market value as of December 31, 2018	$31,617	($85,191)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2019.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item IA to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Terms of Amended and Restated Change in Control with an executive officer, dated March 27, 2019 - Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 2, 2019	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 2, 2019	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	May 2, 2019	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller
(principal accounting officer)

Exhibit Index

Exhibit Number
10.1	Terms of Amended and Restated Change in Control with an executive officer, dated March 27, 2019 - Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (2)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

____________________

(1)	Management contract or compensatory plan or arrangement.

(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.