Form 10-Q
period 2019-06-30
WASHINGTON TRUST BANCORP INC
filed 2019-08-01
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	June 30, 2019	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

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
The number of shares of common stock of the registrant outstanding as of July 30, 2019 was 17,337,072.

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	June 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$115,904	$89,923
Short-term investments	3,910	3,552
Mortgage loans held for sale, at fair value	39,996	20,996
Securities:
Available for sale debt securities, at fair value	969,168	927,810
Held to maturity debt securities, at amortized cost (fair value $10,316 at December 31, 2018)	—	10,415
Total securities	969,168	938,225
Federal Home Loan Bank stock, at cost	49,759	46,068
Loans:
Total loans	3,730,339	3,680,360
Less allowance for loan losses	27,398	27,072
Net loans	3,702,941	3,653,288
Premises and equipment, net	29,302	29,005
Operating lease right-of-use assets	28,174	—
Investment in bank-owned life insurance	81,351	80,463
Goodwill	63,909	63,909
Identifiable intangible assets, net	7,684	8,162
Other assets	97,574	77,175
Total assets	$5,189,672	$5,010,766
Liabilities:
Deposits:
Noninterest-bearing deposits	$587,326	$603,216
Interest-bearing deposits	2,917,296	2,920,832
Total deposits	3,504,622	3,524,048
Federal Home Loan Bank advances	1,060,960	950,722
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	30,210	—
Other liabilities	86,994	65,131
Total liabilities	4,705,467	4,562,582
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,335,869 shares at June 30, 2019 and 17,302,037 at December 31, 2018	1,083	1,081
Paid-in capital	121,115	119,888
Retained earnings	373,873	355,524
Accumulated other comprehensive loss	(11,866)	(28,309)
Total shareholders’ equity	484,205	448,184
Total liabilities and shareholders’ equity	$5,189,672	$5,010,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2019	2018	2019	2018
	Interest income:
	Interest and fees on loans	$42,138	$36,788	$83,882	$71,140
	Interest on mortgage loans held for sale	288	313	468	539
	Taxable interest on debt securities	7,006	5,358	14,232	10,476
	Nontaxable interest on debt securities	8	20	17	43
	Dividends on Federal Home Loan Bank stock	720	550	1,415	1,066
	Other interest income	399	257	739	462
	Total interest and dividend income	50,559	43,286	100,753	83,726
	Interest expense:
	Deposits	9,469	5,254	18,165	9,676
	Federal Home Loan Bank advances	6,980	4,707	13,641	8,690
	Junior subordinated debentures	252	214	505	397
	Total interest expense	16,701	10,175	32,311	18,763
	Net interest income	33,858	33,111	68,442	64,963
	Provision for loan losses	525	400	1,175	400
	Net interest income after provision for loan losses	33,333	32,711	67,267	64,563
	Noninterest income:
	Wealth management revenues	9,549	9,602	18,801	19,875
	Mortgage banking revenues	3,640	2,941	6,286	5,779
	Card interchange fees	1,018	961	2,015	1,808
	Service charges on deposit accounts	929	903	1,804	1,766
	Loan related derivative income	746	668	1,470	809
	Income from bank-owned life insurance	566	537	1,215	1,052
	Net realized losses on securities	(80)	—	(80)	—
	Other income	385	381	609	647
	Total noninterest income	16,753	15,993	32,120	31,736
	Noninterest expense:
	Salaries and employee benefits	18,436	17,304	36,055	35,076
	Outsourced services	2,518	2,350	5,124	4,223
	Net occupancy	1,904	1,930	3,902	3,932
	Equipment	1,028	1,069	2,039	2,249
	Legal, audit and professional fees	664	555	1,198	1,281
	FDIC deposit insurance costs	540	422	969	826
	Advertising and promotion	525	329	764	506
	Amortization of intangibles	239	247	478	495
	Other expenses	2,297	2,082	4,586	4,830
	Total noninterest expense	28,151	26,288	55,115	53,418
	Income before income taxes	21,935	22,416	44,272	42,881
	Income tax expense	4,662	4,742	9,504	8,996
	Net income	$17,273	$17,674	$34,768	$33,885

	Net income available to common shareholders	$17,238	$17,636	$34,699	$33,809
	Weighted average common shares outstanding - basic	17,330	17,272	17,317	17,253
	Weighted average common shares outstanding - diluted	17,405	17,387	17,403	17,384
Per share information:	Basic earnings per common share	$0.99	$1.02	$2.00	$1.96
	Diluted earnings per common share	$0.99	$1.01	$1.99	$1.94
	Cash dividends declared per share	$0.51	$0.43	$0.98	$0.86

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2019	2018	2019	2018
Net income	$17,273	$17,674	$34,768	$33,885
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	6,033	(3,112)	17,054	(13,526)
Net change in fair value of cash flow hedges	(622)	365	(1,064)	1,254
Net change in defined benefit plan obligations	226	360	453	720
Total other comprehensive income (loss), net of tax	5,637	(2,387)	16,443	(11,552)
Total comprehensive income	$22,910	$15,287	$51,211	$22,333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended June 30, 2019	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at April 1, 2019	17,305	$1,082	$120,743	$365,521	($17,503)	$469,843
Net income	—	—	—	17,273	—	17,273
Total other comprehensive income, net of tax	—	—	—	—	5,637	5,637
Cash dividends declared ($0.51 per share)	—	—	—	(8,921)	—	(8,921)
Share-based compensation	—	—	764	—	—	764
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	31	1	(392)	—	—	(391)
Balance at June 30, 2019	17,336	$1,083	$121,115	$373,873	($11,866)	$484,205

For the six months ended June 30, 2019	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2019	17,302	$1,081	$119,888	$355,524	($28,309)	$448,184
Net income	—	—	—	34,768	—	34,768
Total other comprehensive income, net of tax	—	—	—	—	16,443	16,443
Cash dividends declared ($0.98 per share)	—	—	—	(17,141)	—	(17,141)
Share-based compensation	—	—	1,503	—	—	1,503
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	34	2	(276)	—	—	(274)
Cumulative effect of change in accounting principle	—	—	—	722	—	722
Balance at June 30, 2019	17,336	$1,083	$121,115	$373,873	($11,866)	$484,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended June 30, 2018	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2018	17,262	$1,079	$118,172	$326,505	($32,675)	$413,081
Net income	—	—	—	17,674	—	17,674
Total other comprehensive loss, net of tax	—	—	—	—	(2,387)	(2,387)
Cash dividends declared ($0.43 per share)	—	—	—	(7,509)	—	(7,509)
Share-based compensation	—	—	649	—	—	649
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	16	1	62	—	—	63
Balance at June 30, 2018	17,278	$1,080	$118,883	$336,670	($35,062)	$421,571

For the six months ended June 30, 2018	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	17,227	$1,077	$117,961	$317,756	($23,510)	$413,284
Net income	—	—	—	33,885	—	33,885
Total other comprehensive loss, net of tax	—	—	—	—	(11,552)	(11,552)
Cash dividends declared ($0.86 per share)	—	—	—	(14,971)	—	(14,971)
Share-based compensation	—	—	1,319	—	—	1,319
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	51	3	(397)	—	—	(394)
Balance at June 30, 2018	17,278	$1,080	$118,883	$336,670	($35,062)	$421,571

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Six months ended June 30,	2019	2018
	Cash flows from operating activities:
	Net income	$34,768	$33,885
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,175	400
	Depreciation of premises and equipment	1,672	1,630
	Net amortization of premiums and discounts on securities and loans	1,894	1,386
	Amortization of intangibles	478	495
	Share-based compensation	1,503	1,319
	Tax benefit from stock option exercises and other equity awards	172	352
	Income from bank-owned life insurance	(1,215)	(1,052)
	Net gains on loan sales and commissions on loans originated for others, including fair value adjustments	(5,998)	(5,465)
	Net realized losses on securities	80	—
	Proceeds from sales of loans	199,897	182,964
	Loans originated for sale	(213,247)	(188,185)
	Decrease in operating lease right-of-use assets	748	—
	Decrease in operating lease liabilities	(643)	—
	Increase in other assets	(26,368)	(16,777)
	Increase in other liabilities	23,781	11,815
	Net cash provided by operating activities	18,697	22,767
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(72,262)	(61,619)
	Available for sale debt securities: Other	(10,507)	(1,064)
Proceeds from sale of:	Other investment securities available for sale	9,920	—
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	51,590	41,270
	Available for sale debt securities: Other	11,045	6,795
	Held to maturity debt securities: Mortgage-backed	—	1,077
	Purchases of Federal Home Loan Bank stock	(3,691)	(5,764)
	Net increase in loans	(50,729)	(115,986)
	Purchases of loans	(161)	(1,676)
	Purchases of premises and equipment	(1,971)	(1,675)
	Purchases of bank-owned life insurance	—	(5,000)
	Proceeds from surrender of bank-owned life insurance	326	—
	Net cash used in investing activities	(66,440)	(143,642)
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(19,426)	78,904
	Proceeds from Federal Home Loan Bank advances	1,022,000	1,135,000
	Repayment of Federal Home Loan Bank advances	(911,762)	(1,025,303)
	Payment of contingent consideration liability	—	(1,217)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(274)	(394)
	Cash dividends paid	(16,456)	(14,346)
	Net cash provided by financing activities	74,082	172,644
	Net increase in cash and cash equivalents	26,339	51,769
	Cash and cash equivalents at beginning of period	93,475	82,923
	Cash and cash equivalents at end of period	$119,814	$134,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows – continued (unaudited)	(Dollars in thousands)

Six months ended June 30,	2019	2018
Noncash Activities:
Loans charged off	$922	$793
Loans transferred to property acquired through foreclosure or repossession	—	3,074
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
In conjunction with the adoption of ASU 2017-12 as detailed in Note 2 to the Unaudited Consolidated Financial Statements, the following qualifying debt securities classified as held-to-maturity were transferred to available for sale:

Fair value of debt securities transferred from held-to-maturity to available for sale	10,316	—
Supplemental Disclosures:
Interest payments	$30,341	$17,576
Income tax payments	9,786	8,570

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

In April 2019, Accounting Standards Update No. 2019-04, “Codification Improvements to Topic 326 Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) was issued to provide additional clarification on the scope and disclosure requirements of Topic 326. ASU 2019-04 includes provisions related to accounting policy elections that can be made by the entity related to accrued interest receivable and expected prepayments on financial assets, the inclusion of recoveries in estimating the allowance for credit losses and consideration of contract extension and renewals when determining the contractual term. This ASU also provides clarification on the tabular vintage disclosures related to line-of-credit arrangements that convert term loans. In May 2019, Accounting Standards Update No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief” (“ASU 2019-05”) was issued to allow an entity to make an irrevocable fair value option election on instruments within the scope of Topic 326 that are measured at amortized cost, except for held-to-maturity debt securities. This election can be applied on an instrument-by-instrument basis upon the adoption of Topic 326. The effective dates of ASU 2019-04 and ASU 2019-05 are the same as the effective date of ASU 2016-13.

To prepare for the adoption of ASU 2016-13 and related updates, the Corporation has assembled a cross-functional project team that meets regularly to address the additional data requirements necessary, to determine the approach for implementation and to identify new internal controls over enhanced accounting processes that will be put into place for estimating the allowance for credit losses. This has included assessing the adequacy of existing loan and loss data, as well as validating models for default and loss estimates. The new models will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include the impact of forecasted economic conditions. The Corporation will continue the validation of models, the development of accounting policies and internal controls and the execution of “trial” runs of its Topic 326 compliant methodology throughout 2019.

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

Note 3 - Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $25.5 million at June 30, 2019 and $21.6 million at December 31, 2018 and were included in cash and due from banks in the Unaudited Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of June 30, 2019 and December 31, 2018, cash and due from banks included interest-bearing deposits in other banks of $61.7 million and $33.7 million, respectively.

Note 4 - Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$236,726	$1,005	($304)	$237,427
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	704,940	6,722	(4,482)	707,180
Obligations of states and political subdivisions	90	—	—	90
Individual name issuer trust preferred debt securities	13,315	—	(1,014)	12,301
Corporate bonds	13,713	25	(1,568)	12,170
Total available for sale debt securities	$968,784	$7,752	($7,368)	$969,168
Total securities	$968,784	$7,752	($7,368)	$969,168

(Dollars in thousands)
December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$246,708	$442	($4,467)	$242,683
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	675,368	1,943	(16,518)	660,793
Obligations of states and political subdivisions	935	2	—	937
Individual name issuer trust preferred debt securities	13,307	—	(1,535)	11,772
Corporate bonds	13,402	—	(1,777)	11,625
Total available for sale debt securities	$949,720	$2,387	($24,297)	$927,810
Held to Maturity Debt Securities:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$10,415	$—	($99)	$10,316
Total held to maturity debt securities	$10,415	$—	($99)	$10,316
Total securities	$960,135	$2,387	($24,396)	$938,126

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

As of June 30, 2019 and December 31, 2018, debt securities with a fair value of $451.5 million and $439.7 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)	Available for Sale
June 30, 2019	Amortized Cost	Fair Value
Due in one year or less	$106,685	$106,963
Due after one year to five years	361,981	362,982
Due after five years to ten years	334,575	334,065
Due after ten years	165,543	165,158
Total debt securities	$968,784	$969,168

Included in the above table are debt securities with an amortized cost balance of $262.5 million and a fair value of $260.6 million at June 30, 2019 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 3 months to 18 years, with call features ranging from 1 month to 4 years.

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

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2019	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	—	$—	$—	5	$60,697	($304)	5	$60,697	($304)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	—	—	35	295,954	(4,482)	35	295,954	(4,482)
Individual name issuer trust preferred debt securities	—	—	—	5	12,301	(1,014)	5	12,301	(1,014)
Corporate bonds	—	—	—	4	10,432	(1,568)	4	10,432	(1,568)
Total temporarily impaired securities	—	$—	$—	49	$379,384	($7,368)	49	$379,384	($7,368)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2018	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	—	$—	$—	16	$157,032	($4,467)	16	$157,032	($4,467)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	10	47,060	(439)	51	438,701	(16,178)	61	485,761	(16,617)
Individual name issuer trust preferred debt securities	—	—	—	5	11,772	(1,535)	5	11,772	(1,535)
Corporate bonds	3	1,198	(9)	5	10,427	(1,768)	8	11,625	(1,777)
Total temporarily impaired securities	13	$48,258	($448)	77	$617,932	($23,948)	90	$666,190	($24,396)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at June 30, 2019 were five trust preferred securities issued by four individual companies in the banking sector.  Management believes the unrealized losses on these holdings were attributable to the general widening of spreads for this category of debt securities issued by financial services companies since the time these securities were purchased.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of June 30, 2019, individual name issuer trust preferred debt securities with an amortized cost of $6.1 million and unrealized losses of $518 thousand were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between June 30, 2019 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

Corporate Bonds
At June 30, 2019, the Corporation had four corporate bond holdings with unrealized losses totaling $1.6 million. These investment grade corporate bonds were issued by large corporations, primarily in the financial services industry. Management believes the unrealized losses on these bonds are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

The following table summarizes amounts relating to sales of securities:

(Dollars in thousands)	Three Months		Six Months
For the periods ended June 30,	2019	2018	2019	2018
Proceeds from sales	$9,920	$—	$9,920	$—

Gross realized gains	$—	$—	$—	$—
Gross realized losses	(80)	—	(80)	—
Net realized losses on securities	($80)	$—	($80)	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial:
Commercial real estate (1)	$1,482,836	$1,392,408
Commercial & industrial (2)	583,873	620,704
Total commercial	2,066,709	2,013,112
Residential Real Estate:
Residential real estate (3)	1,352,113	1,360,387
Consumer:
Home equity	288,078	280,626
Other (4)	23,439	26,235
Total consumer	311,517	306,861
Total loans (5)	$3,730,339	$3,680,360

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

(5)
Includes net unamortized loan origination costs of $5.3 million and $4.7 million, respectively, at June 30, 2019 and December 31, 2018 and net unamortized premiums on purchased loans of $609 thousand and $703 thousand, respectively, at June 30, 2019 and December 31, 2018.

As of both June 30, 2019 and December 31, 2018, loans amounting to $2.0 billion were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB for the discount window. See Note 7 for additional disclosure regarding borrowings.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
June 30, 2019	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$2,744	$—	$926	$3,670	$1,479,166	$1,482,836
Commercial & industrial	1	—	—	1	583,872	583,873
Total commercial	2,745	—	926	3,671	2,063,038	2,066,709
Residential Real Estate:
Residential real estate	4,006	2,758	4,473	11,237	1,340,876	1,352,113
Consumer:
Home equity	1,763	351	790	2,904	285,174	288,078
Other	13	1	88	102	23,337	23,439
Total consumer	1,776	352	878	3,006	308,511	311,517
Total loans	$8,527	$3,110	$6,277	$17,914	$3,712,425	$3,730,339

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2018	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$155	$925	$—	$1,080	$1,391,328	$1,392,408
Commercial & industrial	—	—	—	—	620,704	620,704
Total commercial	155	925	—	1,080	2,012,032	2,013,112
Residential Real Estate:
Residential real estate	6,318	2,693	1,509	10,520	1,349,867	1,360,387
Consumer:
Home equity	1,281	156	552	1,989	278,637	280,626
Other	33	—	—	33	26,202	26,235
Total consumer	1,314	156	552	2,022	304,839	306,861
Total loans	$7,787	$3,774	$2,061	$13,622	$3,666,738	$3,680,360

Included in past due loans at both June 30, 2019 and December 31, 2018 were nonaccrual loans of $8.6 million.

All loans 90 days or more past due at June 30, 2019 and December 31, 2018 were classified as nonaccrual.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Impaired Loans
Impaired loans include nonaccrual loans and loans restructured in a troubled debt restructuring. The Corporation identifies loss allocations for impaired loans on an individual loan basis.

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
No Related Allowance Recorded
Commercial:
Commercial real estate	$926	$925	$926	$926	$—	$—
Commercial & industrial	—	4,681	—	4,732	—	—
Total commercial	926	5,606	926	5,658	—	—
Residential Real Estate:
Residential real estate	9,825	9,347	10,662	9,695	—	—
Consumer:
Home equity	1,224	1,360	1,224	1,360	—	—
Other	88	—	88	—	—	—
Total consumer	1,312	1,360	1,312	1,360	—	—
Subtotal	12,063	16,313	12,900	16,713	—	—
With Related Allowance Recorded
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial & industrial	—	52	—	73	—	—
Total commercial	—	52	—	73	—	—
Residential Real Estate:
Residential real estate	1,145	364	1,171	390	97	100
Consumer:
Home equity	21	85	21	85	20	24
Other	19	22	19	22	2	3
Total consumer	40	107	40	107	22	27
Subtotal	1,185	523	1,211	570	119	127
Total impaired loans	$13,248	$16,836	$14,111	$17,283	$119	$127
Total:
Commercial	$926	$5,658	$926	$5,731	$—	$—
Residential real estate	10,970	9,711	11,833	10,085	97	100
Consumer	1,352	1,467	1,352	1,467	22	27
Total impaired loans	$13,248	$16,836	$14,111	$17,283	$119	$127

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

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended June 30,	2019	2018	2019	2018
Commercial:
Commercial real estate	$926	$—	$—	$—
Commercial & industrial	3,868	5,983	49	73
Total commercial	4,794	5,983	49	73
Residential Real Estate:
Residential real estate	10,728	10,017	107	85
Consumer:
Home equity	1,332	1,036	13	10
Other	35	88	—	2
Total consumer	1,367	1,124	13	12
Totals	$16,889	$17,124	$169	$170

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Six months ended June 30,	2019	2018	2019	2018
Commercial:
Commercial real estate	$951	$2,039	$1	$—
Commercial & industrial	4,276	5,738	103	139
Total commercial	5,227	7,777	104	139
Residential Real Estate:
Residential real estate	10,441	9,934	222	197
Consumer:
Home equity	1,406	853	27	19
Other	28	116	—	5
Total consumer	1,434	969	27	24
Totals	$17,102	$18,680	$353	$360

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Jun 30, 2019	Dec 31, 2018
Commercial:
Commercial real estate	$926	$925
Commercial & industrial	—	—
Total commercial	926	925
Residential Real Estate:
Residential real estate	10,610	9,346
Consumer:
Home equity	1,243	1,436
Other	88	—
Total consumer	1,331	1,436
Total nonaccrual loans	$12,867	$11,707
Accruing loans 90 days or more past due	$—	$—

As of June 30, 2019 and December 31, 2018, loans secured by one- to four-family residential property amounting to $3.5 million and $761 thousand, respectively, were in process of foreclosure.

Nonaccrual loans of $4.3 million and $3.1 million, respectively, were current as to the payment of principal and interest at June 30, 2019 and December 31, 2018.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2019.

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

The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest. The recorded investment in troubled debt restructurings was $882 thousand and $5.6 million, respectively, at June 30, 2019 and December 31, 2018. The allowance for loan losses included specific reserves for these troubled debt restructurings of $100 thousand and $103 thousand, respectively, at June 30, 2019 and December 31, 2018.

For the three and six months ended June 30, 2019, there were no loans modified as a troubled debt restructuring. For the three months ended June 30, 2018, there were no loans modified as a troubled debt restructuring. For the six months ended June 30,

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

2018, there was one loan modified as a troubled debt restructuring with a pre-modification and post-modification recorded investment of $608 thousand. This troubled debt restructuring included a combination of concessions pertaining to maturity and interest only payment terms.

For the three and six months ended June 30, 2019 and 2018, there were no payment defaults on troubled debt restructured loans modified within the previous 12 months.

As of June 30, 2019, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Commercial:
Commercial real estate	$1,460,537	$1,387,666	$17,587	$205	$4,712	$4,537
Commercial & industrial	546,188	559,019	22,234	50,426	15,451	11,259
Total commercial	$2,006,725	$1,946,685	$39,821	$50,631	$20,163	$15,796

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

The following table presents the residential and consumer loan portfolios, segregated by loan type and credit quality indicator:

(Dollars in thousands)	Current		Past Due
	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Residential Real Estate:
Self-originated mortgages	$1,239,272	$1,238,402	$10,141	$9,079
Purchased mortgages	101,604	111,465	1,096	1,441
Total residential real estate	$1,340,876	$1,349,867	$11,237	$10,520
Consumer:
Home equity	$285,174	$278,637	$2,904	$1,989
Other	23,337	26,202	102	33
Total consumer	$308,511	$304,839	$3,006	$2,022

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2019:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$17,191	$4,498	$21,689	$4,009	$1,589	$357	$1,946	$27,644
Charge-offs	—	(4)	(4)	(486)	(311)	(18)	(329)	(819)
Recoveries	—	20	20	—	22	6	28	48
Provision	(309)	(61)	(370)	1,334	(387)	(52)	(439)	525
Ending Balance	$16,882	$4,453	$21,335	$4,857	$913	$293	$1,206	$27,398

(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2019:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$15,381	$5,847	$21,228	$3,987	$1,603	$254	$1,857	$27,072
Charge-offs	—	(18)	(18)	(486)	(372)	(46)	(418)	(922)
Recoveries	—	28	28	—	35	10	45	73
Provision	1,501	(1,404)	97	1,356	(353)	75	(278)	1,175
Ending Balance	$16,882	$4,453	$21,335	$4,857	$913	$293	$1,206	$27,398
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$11,819	$5,871	$17,690	$5,494	$2,192	$488	$2,680	$25,864
Charge-offs	—	(1)	(1)	(5)	(76)	(21)	(97)	(103)
Recoveries	—	4	4	—	3	6	9	13
Provision	624	768	1,392	(175)	(744)	(73)	(817)	400
Ending Balance	$12,443	$6,642	$19,085	$5,314	$1,375	$400	$1,775	$26,174
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$12,729	$5,580	$18,309	$5,427	$2,412	$340	$2,752	$26,488
Charge-offs	(627)	(7)	(634)	(5)	(111)	(43)	(154)	(793)
Recoveries	25	33	58	—	10	11	21	79
Provision	316	1,036	1,352	(108)	(936)	92	(844)	400
Ending Balance	$12,443	$6,642	$19,085	$5,314	$1,375	$400	$1,775	$26,174

(1) Commercial real estate loans.
(2) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology:

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment
Commercial:
Commercial real estate	$926	$—	$925	$—
Commercial & industrial	—	—	4,714	—
Total commercial	926	—	5,639	—
Residential Real Estate:
Residential real estate	10,969	97	9,710	100
Consumer:
Home equity	1,245	20	1,445	24
Other	107	2	22	3
Total consumer	1,352	22	1,467	27
Subtotal	13,247	119	16,816	127
Loans Collectively Evaluated for Impairment
Commercial:
Commercial real estate	1,481,910	16,882	1,391,483	15,381
Commercial & industrial	583,873	4,453	615,990	5,847
Total commercial	2,065,783	21,335	2,007,473	21,228
Residential Real Estate:
Residential real estate	1,341,144	4,760	1,350,677	3,887
Consumer:
Home equity	286,833	893	279,182	1,579
Other	23,332	291	26,212	251
Total consumer	310,165	1,184	305,394	1,830
Subtotal	3,717,092	27,279	3,663,544	26,945
Total	$3,730,339	$27,398	$3,680,360	$27,072

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 7 - Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $1.1 billion and $950.7 million, respectively, at June 30, 2019 and December 31, 2018.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of June 30, 2019:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2019 to December 31, 2019	$534,996	2.58%
2020	369,533	2.39
2021	86,222	2.73
2022	55,447	3.65
2023	9,428	4.01
2024 and thereafter	5,334	5.06
Balance at June 30, 2019	$1,060,960	2.60%

As of June 30, 2019 and December 31, 2018, the Bank had access to a $40.0 million unused line of credit with the FHLB and also had remaining available borrowing capacity of $535.3 million and $628.5 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 8 - Shareholders' Equity
Regulatory Capital Requirements
Capital levels at June 30, 2019 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$475,982	12.80%	$297,470	8.00%	N/A	N/A
Bank	473,515	12.74	297,426	8.00	$371,783	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	448,282	12.06	223,102	6.00	N/A	N/A
Bank	445,815	11.99	223,070	6.00	297,426	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	426,284	11.46	167,327	4.50	N/A	N/A
Bank	445,815	11.99	167,302	4.50	241,659	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	448,282	8.76	204,811	4.00	N/A	N/A
Bank	445,815	8.71	204,724	4.00	255,906	5.00

December 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	455,699	12.56	290,146	8.00	N/A	N/A
Bank	453,033	12.49	290,128	8.00	362,660	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	428,338	11.81	217,609	6.00	N/A	N/A
Bank	425,672	11.74	217,596	6.00	290,128	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	406,340	11.20	163,207	4.50	N/A	N/A
Bank	425,672	11.74	163,197	4.50	235,729	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	428,338	8.89	192,690	4.00	N/A	N/A
Bank	425,672	8.84	192,652	4.00	240,815	5.00

(1)	Leverage ratio.

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

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both June 30, 2019 and December 31, 2018, $22.0 million in trust preferred securities were included in the Tier 1 Capital of the Corporation for regulatory capital reporting purposes pursuant to the Federal Reserve’s capital adequacy guidelines.

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

Cash Flow Hedging Instruments
As of June 30, 2019 and December 31, 2018, the Bancorp had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

As of June 30, 2019 and December 31, 2018, the Bank had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of June 30, 2019 and December 31, 2018, the Bank had three interest rate floor contracts with a total notional amount of $300.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. The floors mature in 2020.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of June 30, 2019 and December 31, 2018, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $678.9 million and $648.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of June 30, 2019, the notional amounts of risk participation-out agreements and risk participation-in agreements were $44.7 million and $46.2 million, respectively, compared to $57.3 million and $46.5 million, respectively, as of December 31, 2018.

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

The notional amount of foreign exchange contracts was $2.8 million as of both June 30, 2019 and December 31, 2018.

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

As of June 30, 2019, the notional amounts of interest rate lock commitments and forward sale commitments were $89.7 million and $149.4 million, respectively, compared to $30.8 million and $62.0 million, respectively, as of December 31, 2018.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2019	Dec 31, 2018	Balance Sheet Location	Jun 30, 2019	Dec 31, 2018
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$—	$20	Other liabilities	$—	$—
Interest rate swaps	Other assets	7	903	Other liabilities	724	—
Interest rate floors	Other assets	120	37	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	25,857	5,340	Other liabilities	429	7,719
Mirror swaps with counterparties	Other assets	420	7,592	Other liabilities	25,955	5,392
Risk participation agreements	Other assets	1	—	Other liabilities	1	—
Foreign exchange contracts	Other assets	4	—	Other liabilities	—	7
Forward loan commitments:
Interest rate lock commitments	Other assets	2,102	806	Other liabilities	—	—
Forward sale commitments	Other assets	23	—	Other liabilities	1,560	816
Gross amounts		28,534	14,698		28,669	13,934
Less amounts offset in Consolidated Balance Sheets (1)		551	10,732		551	10,732
Net amounts presented in Consolidated Balance Sheets		27,983	3,966		28,118	3,202
Less collateral pledged (2)		—	—		25,303	1,460
Net amounts		$27,983	$3,966		$2,815	$1,742

(1)	Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.

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

The following tables present the effect of derivative instruments in the Corporation’s Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
	Three Months		Six Months
Periods ended June 30,	2019	2018	2019	2018
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$14	$11	$14	$49
Interest rate swaps	(765)	294	(1,231)	1,133
Interest rate floors	129	60	153	72
Total	($622)	$365	($1,064)	$1,254

See Note 15 for additional disclosure pertaining to the amounts reclassified from accumulated other comprehensive income into earnings for derivatives designated as cash flow hedging instruments.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months		Six Months
Periods ended June 30,	Statement of Income Location	2019	2018	2019	2018
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	$16,974	($3,001)	27,284	(12,196)
Mirror swaps with counterparties	Loan related derivative income	(16,246)	3,645	(25,850)	12,969
Risk participation agreements	Loan related derivative income	—	—	—	—
Foreign exchange contracts	Loan related derivative income	18	24	36	36
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	610	191	$1,295	$177
Forward sale commitments	Mortgage banking revenues	(1,439)	(82)	(1,868)	1,236
Total		($83)	$777	$897	$2,222

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Aggregate fair value	$39,996	$20,996
Aggregate principal balance	38,953	20,498
Difference between fair value and principal balance	$1,043	$498

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $679 thousand and $544 thousand in the three and six months ended June 30, 2019, respectively, compared to an increase of

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

$441 thousand and $112 thousand in the three and six months ended June 30, 2018, respectively. These amounts were partially offset in earnings by the changes in fair value of forward sale commitments used to economically hedge them. The changes in fair value are reported as a component of mortgage banking revenues in the Unaudited Consolidated Statements of Income.

There were no mortgage loans held for sale 90 days or more past due as of June 30, 2019 and December 31, 2018.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at June 30, 2019 and December 31, 2018.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at June 30, 2019 and December 31, 2018.

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

Derivatives
Interest rate cap, swap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

One of the two earn-out periods associated with this contingent consideration liability ended December 31, 2017 and a payment of $1.2 million was made by the Corporation in the first quarter of 2018. The likelihood of payout on the remaining earn-out period had been deemed remote and as a result the fair value of the contingent consideration liability was reduced to zero in the fourth quarter of 2018. There have been no changes to the fair value of the contingent consideration liability for the three and six months ended June 30, 2019.

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$237,427	$—	$237,427	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	707,180	—	707,180	—
Obligations of states and political subdivisions	90	—	90	—
Individual name issuer trust preferred debt securities	12,301	—	12,301	—
Corporate bonds	12,170	—	12,170	—
Mortgage loans held for sale	39,996	—	39,996	—
Derivative assets	27,983	—	27,983	—
Total assets at fair value on a recurring basis	$1,037,147	$—	$1,037,147	$—
Liabilities:
Derivative liabilities	$28,118	$—	$28,118	$—
Total liabilities at fair value on a recurring basis	$28,118	$—	$28,118	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$242,683	$—	$242,683	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	660,793	—	660,793	—
Obligations of states and political subdivisions	937	—	937	—
Individual name issuer trust preferred debt securities	11,772	—	11,772	—
Corporate bonds	11,625	—	11,625	—
Mortgage loans held for sale	20,996	—	20,996	—
Derivative assets	3,966	—	3,966	—
Total assets at fair value on a recurring basis	$952,772	$—	$952,772	$—
Liabilities:
Derivative liabilities	$3,202	$—	$3,202	$—
Total liabilities at fair value on a recurring basis	$3,202	$—	$3,202	$—

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date. There were no transfers in and/or out of Level 1, 2 or 3 during the six months ended June 30, 2019 and 2018.

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at June 30, 2019, which were written down to fair value during the six months ended June 30, 2019:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$768	$—	$—	$768
Total assets at fair value on a nonrecurring basis	$768	$—	$—	$768

The allowance for loan losses on collateral dependent impaired loans amounted to $20 thousand at June 30, 2019.

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
June 30, 2019
Collateral dependent impaired loans	$768	Appraisals of collateral	Discount for costs to sell	0% - 12% (12%)
			Appraisal adjustments (1)	0% - 100% (16%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2018
Collateral dependent impaired loans	$883	Appraisals of collateral	Discount for costs to sell	0% - 10% (10%)
			Appraisal adjustments (1)	0% - 100% (2%)
Property acquired through foreclosure or repossession	$2,142	Appraisals of collateral	Discount for costs to sell	13%
			Appraisal adjustments (1)	12% - 28% (20%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
June 30, 2019	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for loan losses	$3,702,941	$3,693,614	$—	$—	$3,693,614

Financial Liabilities:
Time deposits	$1,284,538	$1,302,002	$—	$1,302,002	$—
FHLB advances	1,060,960	1,066,411	—	1,066,411	—
Junior subordinated debentures	22,681	19,457	—	19,457	—

(Dollars in thousands)
December 31, 2018	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Held to maturity debt securities	$10,415	$10,316	$—	$10,316	$—
Loans, net of allowance for loan losses	3,653,288	3,598,025	—	—	3,598,025

Financial Liabilities:
Time deposits	$1,255,108	$1,269,433	$—	$1,269,433	$—
FHLB advances	950,722	950,691	—	950,691	—
Junior subordinated debentures	22,681	19,226	—	19,226	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 11 - Revenue from Contracts with Customers
The following tables summarize total revenues as presented in the Unaudited Consolidated Statements of Income and the related amounts which are from contracts with customers within the scope of Topic 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of Topic 606.

For the three months ended June 30,	2019		2018
(Dollars in thousands)	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606
Net interest income	$33,858	$—	$33,111	$—
Noninterest income:
Asset-based wealth management revenues	9,141	9,141	9,136	9,136
Transaction-based wealth management revenues	408	408	466	466
Total wealth management revenues	9,549	9,549	9,602	9,602
Mortgage banking revenues	3,640	—	2,941	—
Card interchange fees	1,018	1,018	961	961
Service charges on deposit accounts	929	929	903	903
Loan related derivative income	746	—	668	—
Income from bank-owned life insurance	566	—	537	—
Net realized losses on securities	(80)	—	—	—
Other income	385	371	381	366
Total noninterest income	16,753	11,867	15,993	11,832
Total revenues	$50,611	$11,867	$49,104	$11,832

For the six months ended June 30,	2019		2018
(Dollars in thousands)	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606
Net interest income	$68,442	$—	$64,963	$—
Noninterest income:
Asset-based wealth management revenues	18,062	18,062	19,091	19,091
Transaction-based wealth management revenues	739	739	784	784
Total wealth management revenues	18,801	18,801	19,875	19,875
Mortgage banking revenues	6,286	—	5,779	—
Card interchange fees	2,015	2,015	1,808	1,808
Service charges on deposit accounts	1,804	1,804	1,766	1,766
Loan related derivative income	1,470	—	809	—
Income from bank-owned life insurance	1,215	—	1,052	—
Net realized losses on securities	(80)	—	—	—
Other income	609	595	647	632
Total noninterest income	32,120	23,215	31,736	24,081
Total revenues	$100,562	$23,215	$96,699	$24,081

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2019	2018	2019	2018
Revenue recognized at a point in time:
Card interchange fees	$1,018	$961	$2,015	$1,808
Service charges on deposit accounts	719	703	1,381	1,375
Other income	324	248	503	474
Revenue recognized over time:
Wealth management revenues	9,549	9,602	18,801	19,875
Service charges on deposit accounts	210	200	423	391
Other income	47	118	92	158
Total revenues from contracts in scope of Topic 606	$11,867	$11,832	$23,215	$24,081

Receivables primarily consist of amounts due from customers for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.0 million at June 30, 2019, compared to $4.8 million at December 31, 2018 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under Topic 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both June 30, 2019 and December 31, 2018 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in-scope of Topic 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $580 thousand at June 30, 2019, compared to $458 thousand at December 31, 2018 and were included in other assets in the Unaudited Consolidated Balance Sheets.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Six Months		Three Months		Six Months
Periods ended June 30,	2019	2018	2019	2018	2019	2018	2019	2018
Net Periodic Benefit Cost:
Service cost (1)	$509	$561	$1,018	$1,122	$32	$27	$63	$54
Interest cost (2)	742	678	1,484	1,357	141	118	282	237
Expected return on plan assets (2)	(1,123)	(1,318)	(2,247)	(2,636)	—	—	—	—
Amortization of prior service credit (2)	(4)	(5)	(8)	(11)	—	—	—	—
Recognized net actuarial loss (2)	198	374	396	748	101	103	203	205
Net periodic benefit cost	$322	$290	$643	$580	$274	$248	$548	$496

(1)	Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

(2)	Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the six months ended June 30,	2019	2018	2019	2018
Measurement date	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
Equivalent single discount rate for benefit obligations	4.38%	3.69%	4.28%	3.58%
Equivalent single discount rate for service cost	4.44	3.76	4.48	3.79
Equivalent single discount rate for interest cost	4.12	3.42	3.98	3.22
Expected long-term return on plan assets	5.75	6.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 13 - Share-Based Compensation Arrangements
During the six months ended June 30, 2019, the Corporation granted performance share unit awards and nonvested share unit awards.

Performance share awards were granted to certain executive and non-executive officers to provide them with the opportunity to earn shares of common stock of the Corporation. The performance share awards were valued at fair market value as determined by the closing price of the Corporation’s common stock on the award date. The weighted average fair value of the performance share awards was $52.83. The number of shares to be vested will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share award agreements. The performance share awards will earned over a 3-year performance period and the current performance assumption results in 43,360 shares being earned.

The Corporation granted to non-executive officers and directors 10,870 nonvested share units, with 3-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $51.43.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$27,867	$26,644	($120)	($77)	$6,111	$6,544	$33,858	$33,111
Provision for loan losses	525	400	—	—	—	—	525	400
Net interest income (expense) after provision for loan losses	27,342	26,244	(120)	(77)	6,111	6,544	33,333	32,711
Noninterest income	6,690	5,837	9,557	9,602	506	554	16,753	15,993
Noninterest expenses:
Depreciation and amortization expense	672	637	363	370	39	43	1,074	1,050
Other noninterest expenses	16,660	15,509	6,937	6,593	3,480	3,136	27,077	25,238
Total noninterest expenses	17,332	16,146	7,300	6,963	3,519	3,179	28,151	26,288
Income before income taxes	16,700	15,935	2,137	2,562	3,098	3,919	21,935	22,416
Income tax expense	3,603	3,387	582	655	477	700	4,662	4,742
Net income	$13,097	$12,548	$1,555	$1,907	$2,621	$3,219	$17,273	$17,674

Total assets at period end	$3,916,915	$3,647,649	$77,757	$68,009	$1,195,000	$1,021,584	$5,189,672	$4,737,242
Expenditures for long-lived assets	297	801	—	11	19	52	316	864

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$55,169	$52,620	($247)	($135)	$13,520	$12,478	$68,442	$64,963
Provision for loan losses	1,175	400	—	—	—	—	1,175	400
Net interest income (expense) after provision for loan losses	53,994	52,220	(247)	(135)	13,520	12,478	67,267	64,563
Noninterest income	12,146	10,773	18,808	19,875	1,166	1,088	32,120	31,736
Noninterest expenses:
Depreciation and amortization expense	1,342	1,274	729	766	79	85	2,150	2,125
Other noninterest expenses	32,421	30,975	13,414	13,792	7,130	6,526	52,965	51,293
Total noninterest expenses	33,763	32,249	14,143	14,558	7,209	6,611	55,115	53,418
Income before income taxes	32,377	30,744	4,418	5,182	7,477	6,955	44,272	42,881
Income tax expense	7,024	6,490	1,199	1,298	1,281	1,208	9,504	8,996
Net income	$25,353	$24,254	$3,219	$3,884	$6,196	$5,747	$34,768	$33,885

Total assets at period end	$3,916,915	$3,647,649	$77,757	$68,009	$1,195,000	$1,021,584	$5,189,672	$4,737,242
Expenditures for long-lived assets	1,597	1,252	292	313	82	110	1,971	1,675

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 15 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended June 30,	2019			2018
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$7,807	$1,835	$5,972	($4,068)	($956)	($3,112)
Net losses on debt securities reclassified into earnings (1)	80	19	61	—	—	—
Net change in fair value of available for sale debt securities	7,887	1,854	6,033	(4,068)	(956)	(3,112)
Cash flow hedges:
Change in fair value of cash flow hedges	(824)	(194)	(630)	455	107	348
Net cash flow hedge losses reclassified into earnings (2)	10	2	8	21	4	17
Net change in fair value of cash flow hedges	(814)	(192)	(622)	476	111	365
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	300	71	229	477	113	364
Amortization of net prior service credits (3)	(4)	(1)	(3)	(5)	(1)	(4)
Net change in defined benefit plan obligations	296	70	226	472	112	360
Total other comprehensive income (loss)	$7,369	$1,732	$5,637	($3,120)	($733)	($2,387)

(1)	The pre-tax amount is reported as net realized losses on securities in the Unaudited Consolidated Statements of Income.

(2)
The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(3)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Six months ended June 30,	2019			2018
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$22,213	$5,220	$16,993	($17,681)	($4,155)	($13,526)
Net losses on debt securities reclassified into earnings (1)	80	19	61	—	—	—
Net change in fair value of available for sale debt securities	22,293	5,239	17,054	(17,681)	(4,155)	(13,526)
Cash flow hedges:
Change in fair value of cash flow hedges	(1,370)	(322)	(1,048)	1,258	198	1,060
Net cash flow hedge losses reclassified into earnings (2)	(21)	(5)	(16)	252	58	194
Net change in fair value of cash flow hedges	(1,391)	(327)	(1,064)	1,510	256	1,254
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	600	141	459	953	225	728
Amortization of net prior service credits (3)	(8)	(2)	(6)	(11)	(3)	(8)
Net change in defined benefit plan obligations	592	139	453	942	222	720
Total other comprehensive (loss) income	$21,494	$5,051	$16,443	($15,229)	($3,677)	($11,552)

(1)	The pre-tax amount is reported as net realized losses on securities in the Unaudited Consolidated Statements of Income.

(2)
The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(3)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended June 30, 2019
Balance at April 1, 2019	($5,741)	($251)	($11,511)	($17,503)
Other comprehensive income (loss) before reclassifications	5,972	(630)	—	5,342
Amounts reclassified from accumulated other comprehensive income	61	8	226	295
Net other comprehensive income (loss)	6,033	(622)	226	5,637
Balance at June 30, 2019	$292	($873)	($11,285)	($11,866)

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the six months ended June 30, 2019
Balance at January 1, 2019	($16,762)	$191	($11,738)	($28,309)
Other comprehensive income (loss) before reclassifications	16,993	(1,048)	—	15,945
Amounts reclassified from accumulated other comprehensive income	61	(16)	453	498
Net other comprehensive income (loss)	17,054	(1,064)	453	16,443
Balance at June 30, 2019	$292	($873)	($11,285)	($11,866)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended June 30, 2018
Balance at April 1, 2018	($17,948)	$461	($15,188)	($32,675)
Other comprehensive (loss) income before reclassifications	(3,112)	348	—	(2,764)
Amounts reclassified from accumulated other comprehensive income	—	17	360	377
Net other comprehensive (loss) income	(3,112)	365	360	(2,387)
Balance at June 30, 2018	($21,060)	$826	($14,828)	($35,062)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the six months ended June 30, 2018
Balance at January 1, 2018	($7,534)	($428)	($15,548)	($23,510)
Other comprehensive (loss) income before reclassifications	(13,526)	1,060	—	(12,466)
Amounts reclassified from accumulated other comprehensive income	—	194	720	914
Net other comprehensive (loss) income	(13,526)	1,254	720	(11,552)
Balance at June 30, 2018	($21,060)	$826	($14,828)	($35,062)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 16 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2019	2018	2019	2018
Earnings per common share - basic:
Net income	$17,273	$17,674	$34,768	$33,885
Less dividends and undistributed earnings allocated to participating securities	(35)	(38)	(69)	(76)
Net income available to common shareholders	$17,238	$17,636	$34,699	$33,809
Weighted average common shares	17,330	17,272	17,317	17,253
Earnings per common share - basic	$0.99	$1.02	$2.00	$1.96
Earnings per common share - diluted:
Net income	$17,273	$17,674	$34,768	$33,885
Less dividends and undistributed earnings allocated to participating securities	(35)	(38)	(69)	(76)
Net income available to common shareholders	$17,238	$17,636	$34,699	$33,809
Weighted average common shares	17,330	17,272	17,317	17,253
Dilutive effect of common stock equivalents	75	115	86	131
Weighted average diluted common shares	17,405	17,387	17,403	17,384
Earnings per common share - diluted	$0.99	$1.01	$1.99	$1.94

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 87,950 and 87,863, respectively for the three and six months ended June 30, 2019, compared to 43,871 and 48,956, respectively, for the same periods in 2018.

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

The Corporation’s leases do not provide an implicit interest rate, therefore the Corporation used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate used to discount operating lease liabilities at June 30, 2019 was 3.66%.

The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are included in ROU assets and operating lease liabilities recorded in the Corporation’s Unaudited Consolidated Balance Sheets. Operating lease terms include options to extend when it is reasonably certain that the Corporation will exercise such options, determined on a lease-by-lease basis. As of June 30, 2019, the Corporation does not have any leases that have not yet commenced. At June 30, 2019, lease expiration dates ranged from 3 months to 22 years, with additional renewal options on certain leases ranging from 1 to 5 years. At June 30, 2019, the weighted average remaining lease term for the Corporation’s operating leases was 14.2 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $940 thousand and $1.9 million, respectively, for the three and six months ended June 30, 2019, compared to $938 thousand and $1.9 million, respectively, for the same periods in 2018. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at June 30, 2019, including a reconciliation to the present value of operating lease liabilities recognized in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)
July 1, 2019 to December 31, 2019	$1,856
2020	3,515
2021	3,312
2022	3,165
2023	3,090
2024 and thereafter	24,716
Total operating lease payments (1)	39,654
Less interest	9,444
Present value of operating lease liabilities (2)	$30,210

(1) Includes $4.2 million related to options to extend lease terms that are reasonably certain of being exercised.
(2) Includes short-term operating lease liabilities of $2.5 million.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Periods ended June 30, 2019	Three Months	Six Months
Lease Expense:
Operating lease expense	$928	$1,856
Variable lease expense	12	23
Total lease expense (1)	$940	$1,879
Cash Paid:
Cash paid reducing operating lease liabilities	$831	$1,751
(1) Included in net occupancy expenses in the Unaudited Consolidated Income Statement.

The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions at December 31, 2018:

(Dollars in thousands)
Years ending December 31:	2019	$3,544
	2020	2,980
	2021	2,677
	2022	2,293
	2023	2,059
	2024 and thereafter	22,648
Total minimum lease payments		$36,201

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Jun 30, 2019	Dec 31, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$480,851	$533,884
Home equity lines	285,601	270,462
Other loans	87,343	46,698
Standby letters of credit	9,189	7,706
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	89,682	30,766
Forward sale commitments	149,404	61,993
Loan related derivative contracts:
Interest rate swaps with customers	678,865	648,050
Mirror swaps with counterparties	678,865	648,050
Risk participation-in agreements	46,205	46,510
Foreign exchange contracts	2,763	2,784
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $9.2 million and $7.7 million, respectively, as of June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and six months ended June 30, 2019 and 2018.

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

Management's Discussion and Analysis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the full-year ended December 31, 2019 or any future period. Certain previously reported amounts have been reclassified to conform to current year’s presentation.

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

The Board of Directors is responsible for oversight of the ERM program. The ERM program enables the aggregation of risk across the Corporation and ensures the Corporation has the tools, programs and processes in place to support informed decision making, to anticipate risks before they materialize and to ensure the Corporation’s risk profile is consistent with its risk strategy.

The Board of Directors has approved an ERM Policy that addresses each category of risk. The risk categories include: credit risk, interest rate risk, liquidity risk, price and market risk, compliance risk, strategic and reputation risk, and operational risk. A description of each risk category is provided below.

Credit risk represents the possibility that borrowers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability and willingness of such borrowers or counterparties to meet their obligations. In some cases, the collateral securing payment of the loans may be sufficient to assure repayment, but in other cases the Corporation may experience significant credit losses which could have an adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. Credit risk also exists with respect to investment securities. For further discussion regarding the credit risk and the credit quality of the Corporation’s loan portfolio, see Note 5 and Note 6 to the Unaudited Consolidated Financial Statements. For further discussion regarding the Corporation’s securities portfolio, see Note 4 to the Unaudited Consolidated Financial Statements.

Interest rate risk is the risk of loss to future earnings due to changes in interest rates. It exists because the repricing frequency and magnitude of interest earning assets and interest bearing liabilities are not identical. Liquidity risk is the risk that the Corporation will not have the ability to generate adequate amounts of cash in the most economical way for it to meet its maturing liability obligations and customer loan demand. For detailed disclosure regarding liquidity management, asset/liability management and interest rate risk, see “Liquidity and Capital Resources” and Asset/Liability Management and Interest Rate Risk sections below.

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

Management's Discussion and Analysis

collaborate closely with business units on planning and resource allocation with respect to risk management. Internal Audit is a third line of defense. They provide independent assurance to the Board of Directors of the effectiveness of the first and second lines in fulfilling their risk management responsibilities.

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
For the periods ended June 30,	2019	2018	$	%	2019	2018	$	%
Net interest income	$33,858	$33,111	$747	2%	$68,442	$64,963	$3,479	5%
Noninterest income	16,753	15,993	760	5	32,120	31,736	384	1
Total revenues	50,611	49,104	1,507	3	100,562	96,699	3,863	4
Provision for loan losses	525	400	125	31	1,175	400	775	194
Noninterest expense	28,151	26,288	1,863	7	55,115	53,418	1,697	3
Income before income taxes	21,935	22,416	(481)	(2)	44,272	42,881	1,391	3
Income tax expense	4,662	4,742	(80)	(2)	9,504	8,996	508	6
Net income	$17,273	$17,674	($401)	(2%)	$34,768	$33,885	$883	3%

The following table presents a summary of performance metrics and ratios:

	Three Months		Six Months
For the periods ended June 30,	2019	2018	2019	2018
Diluted earnings per common share	$0.99	$1.01	$1.99	$1.94
Return on average assets (net income divided by average assets)	1.34%	1.53%	1.37%	1.49%
Return on average equity (net income available for common shareholders divided by average equity)	14.58%	16.99%	15.04%	16.48%
Net interest income as a percentage of total revenues	67%	67%	68%	67%
Noninterest income as a percentage of total revenues	33%	33%	32%	33%

Net income totaled $17.3 million and $34.8 million for the three and six months ended June 30, 2019, compared to $17.7 million and $33.9 million for the same periods in 2018. The increase in net interest income reflected loan growth, purchases of debt securities, the impact of market rate increases in 2018, which were partially offset by a higher cost of funds. Growth in noninterest income reflected increased mortgage loan sale activities. The year-to-date increase in noninterest income also reflected a lower level of wealth management revenues and a higher level of loan related derivative income. The comparison of noninterest expense was impacted by one-time incentive bonuses recognized in the first quarter of 2018. Excluding the one-time incentive bonuses, the increase in noninterest expense reflected increases in salaries and employee benefits, outsourced services and advertising and promotion.

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

Three months ended June 30,	2019			2018			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$72,976	$399	2.19	$56,142	$257	1.84	$16,834	$142	0.35
Mortgage loans held for sale	28,532	288	4.05	30,203	313	4.16	(1,671)	(25)	(0.11)
Taxable debt securities	996,590	7,006	2.82	821,772	5,358	2.62	174,818	1,648	0.20
Nontaxable debt securities	805	11	5.48	1,956	26	5.33	(1,151)	(15)	0.15
Total securities	997,395	7,017	2.82	823,728	5,384	2.62	173,667	1,633	0.20
FHLB stock	49,574	720	5.83	43,331	550	5.09	6,243	170	0.74
Commercial real estate	1,468,382	17,509	4.78	1,225,926	13,463	4.40	242,456	4,046	0.38
Commercial & industrial	606,835	7,482	4.95	622,141	7,569	4.88	(15,306)	(87)	0.07
Total commercial	2,075,217	24,991	4.83	1,848,067	21,032	4.56	227,150	3,959	0.27
Residential real estate	1,350,865	13,606	4.04	1,275,171	12,426	3.91	75,694	1,180	0.13
Home equity	284,195	3,579	5.05	284,188	3,278	4.63	7	301	0.42
Other	24,189	292	4.84	29,696	360	4.86	(5,507)	(68)	(0.02)
Total consumer	308,384	3,871	5.03	313,884	3,638	4.65	(5,500)	233	0.38
Total loans	3,734,466	42,468	4.56	3,437,122	37,096	4.33	297,344	5,372	0.23
Total interest-earning assets	4,882,943	50,892	4.18	4,390,526	43,600	3.98	492,417	7,292	0.20
Noninterest-earning assets	288,619			238,290			50,329
Total assets	$5,171,562			$4,628,816			$542,746
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$129,334	$624	1.94	$86,204	$101	0.47	$43,130	$523	1.47
NOW accounts	462,217	75	0.07	460,712	57	0.05	1,505	18	0.02
Money market accounts	659,021	1,831	1.11	664,127	960	0.58	(5,106)	871	0.53
Savings accounts	366,449	71	0.08	375,690	57	0.06	(9,241)	14	0.02
Time deposits (in-market)	796,606	3,992	2.01	662,969	2,265	1.37	133,637	1,727	0.64
Total interest-bearing in-market deposits	2,413,627	6,593	1.10	2,249,702	3,440	0.61	163,925	3,153	0.49
Wholesale brokered time deposits	507,376	2,876	2.27	430,118	1,814	1.69	77,258	1,062	0.58
Total interest-bearing deposits	2,921,003	9,469	1.30	2,679,820	5,254	0.79	241,183	4,215	0.51
FHLB advances	1,050,660	6,980	2.66	874,746	4,707	2.16	175,914	2,273	0.50
Junior subordinated debentures	22,681	252	4.46	22,681	214	3.78	—	38	0.68
Total interest-bearing liabilities	3,994,344	16,701	1.68	3,577,247	10,175	1.14	417,097	6,526	0.54
Noninterest-bearing demand deposits	608,099			574,258			33,841
Other liabilities	94,766			60,878			33,888
Shareholders’ equity	474,353			416,433			57,920
Total liabilities and shareholders’ equity	$5,171,562			$4,628,816			$542,746
Net interest income (FTE)		$34,191			$33,425			$766
Interest rate spread			2.50			2.84			(0.34)
Net interest margin			2.81			3.05			(0.24)

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2019	2018	Change
Commercial loans	$330	$308	$22
Nontaxable debt securities	3	6	(3)
Total	$333	$314	$19

Six months ended June 30,	2019			2018			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$64,713	$739	2.30	$54,649	$462	1.70	$10,064	$277	0.60
Mortgage loans held for sale	22,588	468	4.18	27,329	539	3.98	(4,741)	(71)	0.20
Taxable debt securities	998,738	14,232	2.87	813,193	10,476	2.60	185,545	3,756	0.27
Nontaxable debt securities	870	21	4.87	2,154	55	5.15	(1,284)	(34)	(0.28)
Total debt securities	999,608	14,253	2.88	815,347	10,531	2.60	184,261	3,722	0.28
FHLB stock	48,288	1,415	5.91	42,116	1,066	5.10	6,172	349	0.81
Commercial real estate	1,446,923	34,388	4.79	1,222,136	25,809	4.26	224,787	8,579	0.53
Commercial & industrial	612,568	15,026	4.95	615,698	14,392	4.71	(3,130)	634	0.24
Total commercial	2,059,491	49,414	4.84	1,837,834	40,201	4.41	221,657	9,213	0.43
Residential real estate	1,354,330	27,371	4.08	1,251,904	24,355	3.92	102,426	3,016	0.16
Home equity	281,404	7,142	5.12	285,684	6,439	4.55	(4,280)	703	0.57
Other	24,905	609	4.93	30,188	729	4.87	(5,283)	(120)	0.06
Total consumer	306,309	7,751	5.10	315,872	7,168	4.58	(9,563)	583	0.52
Total loans	3,720,130	84,536	4.58	3,405,610	71,724	4.25	314,520	12,812	0.33
Total interest-earning assets	4,855,327	101,411	4.21	4,345,051	84,322	3.91	510,276	17,089	0.30
Noninterest-earning assets	278,714			234,485			44,229
Total assets	$5,134,041			$4,579,536			$554,505
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$147,522	$1,311	1.79	$83,368	$129	0.31	$64,154	$1,182	1.48
NOW accounts	458,563	159	0.07	455,036	111	0.05	3,527	48	0.02
Money market accounts	652,671	3,440	1.06	691,245	1,840	0.54	(38,574)	1,600	0.52
Savings accounts	367,826	131	0.07	371,873	114	0.06	(4,047)	17	0.01
Time deposits (in-market)	793,012	7,719	1.96	640,548	4,085	1.29	152,464	3,634	0.67
Total interest-bearing in-market deposits	2,419,594	12,760	1.06	2,242,070	6,279	0.56	177,524	6,481	0.50
Wholesale brokered time deposits	490,680	5,405	2.22	419,738	3,397	1.63	70,942	2,008	0.59
Total interest-bearing deposits	2,910,274	18,165	1.26	2,661,808	9,676	0.73	248,466	8,489	0.53
FHLB advances	1,039,037	13,641	2.65	843,033	8,690	2.08	196,004	4,951	0.57
Junior subordinated debentures	22,681	505	4.49	22,681	397	3.53	—	108	0.96
Total interest-bearing liabilities	3,971,992	32,311	1.64	3,527,522	18,763	1.07	444,470	13,548	0.57
Noninterest-bearing demand deposits	607,569			579,379			28,190
Other liabilities	89,133			58,926			30,207
Shareholders’ equity	465,347			413,709			51,638
Total liabilities and shareholders’ equity	$5,134,041			$4,579,536			$554,505
Net interest income (FTE)		$69,100			$65,559			$3,541
Interest rate spread			2.57			2.84			(0.27)
Net interest margin			2.87			3.04			(0.17)

Management's Discussion and Analysis

(Dollars in thousands)
Six months ended June 30,	2019	2018	Change
Commercial loans	$654	$584	$70
Nontaxable debt securities	4	12	(8)
Total	$658	$596	$62

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three and six months ended June 30, 2019 totaled $33.9 million and $68.4 million, respectively, compared to $33.1 million and $65.0 million, respectively, for the same periods in 2018. Net interest income is affected by the level of, and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Income associated with loan payoffs and prepayment penalties is included in net interest income.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans may be impacted by the level of income associated with loan payoffs and prepayment penalties recognized in each period. For the three and six months ended June 30, 2019, income associated with loan payoffs and prepayment penalties amounted to $37 thousand and $86 thousand, respectively, compared to $483 thousand and $530 thousand, respectively, for the same periods in 2018.

FTE net interest income for the three and six months ended June 30, 2019 amounted to $34.2 million and $69.1 million, respectively, up by $766 thousand and $3.5 million, respectively, from the same periods in 2018. The net interest margin was 2.81% and 2.87%, respectively, for the three and six months ended June 30, 2019, compared to 3.05% and 3.04%, respectively, for the same periods a year ago. Excluding the impact of income associated with loan payoffs and prepayment penalties from each period, net interest income for the three and six months ended June 30, 2019 increased by $1.2 million and $4.0 million, respectively, from the same periods in 2018. Excluding the impact of income associated with loan payoffs and prepayment penalties from each period, the net interest margin was 2.81% and 2.87%, respectively, for the three and six months ended June 30, 2019, compared to 3.01% and 3.02%, respectively, for the same periods in 2018. The comparison of net interest margin reflected relatively higher market interest rates on variable rate loans, offset by a higher cost of funds.

Total average securities for the three and six months ended June 30, 2019 increased by $173.7 million and $184.3 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on the securities portfolio for the three and six months ended June 30, 2019 was 2.82% and 2.88%, respectively, compared to 2.62% and 2.60%, respectively, for the same periods in 2018, due primarily to purchases of relatively higher yielding debt securities in the latter portion of 2018.

Total average loan balances for the three and six months ended June 30, 2019 increased by $297.3 million and $314.5 million, respectively, from the average loan balances for the comparable 2018 periods, primarily due to growth in average commercial real estate and residential real estate loan balances. The yield on total loans for the three and six months ended June 30, 2019 was 4.56% and 4.58%, compared to 4.33% and 4.25%, respectively, for the same periods in 2018. In 2019, yields on LIBOR-based and prime-based loans reflected relatively higher market interest rates.

The average balance of FHLB advances for the three and six months ended June 30, 2019 increased by $175.9 million and $196.0 million, respectively, compared to the average balances for the same periods in 2018 to fund loan growth and purchases of securities. The average rate paid on such advances for the three and six months ended June 30, 2019 was 2.66% and 2.65%, respectively, compared to 2.16% and 2.08%, respectively, for the same periods in 2018, due to higher rates on short-term advances.

Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which increased by $77.3 million and $70.9 million, respectively, from the same periods in 2018. The average rate paid on wholesale brokered time deposits for the three and six months ended June 30, 2019 was 2.27% and 2.22%, respectively, compared to 1.69% and 1.63%, respectively, for the same periods in 2018, as maturities were replaced with wholesale brokered time deposits with higher rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, for the three and six months ended June 30, 2019 increased by $163.9 million and $177.5 million, respectively, from the average balances for the same

Management's Discussion and Analysis

periods in 2018, largely due to growth in time deposits and demand deposits, offset, in part, by a decline in money market accounts. The average rate paid on in-market interest-bearing deposits for the three and six months ended June 30, 2019 increased by 49 basis points and 50 basis points, respectively, compared to the same periods in 2018, largely due to higher rates paid on promotional time deposits, as well as competitive pricing on money market accounts and interest-bearing demand deposits.

The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2019 increased by $33.8 million and $28.2 million, respectively, from the average balances for the same periods in 2018.

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended June 30, 2019 vs. 2018			Six Months Ended June 30, 2019 vs. 2018
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	$87	$55	$142	$95	$182	$277
Mortgage loans held for sale	(17)	(8)	(25)	(97)	26	(71)
Taxable debt securities	1,213	435	1,648	2,581	1,175	3,756
Nontaxable debt securities	(16)	1	(15)	(31)	(3)	(34)
Total securities	1,197	436	1,633	2,550	1,172	3,722
FHLB stock	85	85	170	167	182	349
Commercial real estate	2,816	1,230	4,046	5,117	3,462	8,579
Commercial & industrial	(192)	105	(87)	(75)	709	634
Total commercial	2,624	1,335	3,959	5,042	4,171	9,213
Residential real estate	756	424	1,180	2,012	1,004	3,016
Home equity	—	301	301	(97)	800	703
Other	(67)	(1)	(68)	(129)	9	(120)
Total consumer	(67)	300	233	(226)	809	583
Total loans	3,313	2,059	5,372	6,828	5,984	12,812
Total interest income	4,665	2,627	7,292	9,543	7,546	17,089
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	72	451	523	164	1,018	1,182
NOW accounts	—	18	18	1	47	48
Money market accounts	(7)	878	871	(108)	1,708	1,600
Savings accounts	(2)	16	14	(1)	18	17
Time deposits (in-market)	521	1,206	1,727	1,142	2,492	3,634
Total interest-bearing in-market deposits	584	2,569	3,153	1,198	5,283	6,481
Wholesale brokered time deposits	365	697	1,062	639	1,369	2,008
Total interest-bearing deposits	949	3,266	4,215	1,837	6,652	8,489
FHLB advances	1,057	1,216	2,273	2,272	2,679	4,951
Junior subordinated debentures	—	38	38	—	108	108
Total interest expense	2,006	4,520	6,526	4,109	9,439	13,548
Net interest income (FTE)	$2,659	($1,893)	$766	$5,434	($1,893)	$3,541

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

Management's Discussion and Analysis

an allowance for loan losses that reflects management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

Loan loss provisions of $525 thousand and $1.2 million, respectively, were charged to earnings for the three and six months ended June 30, 2019, compared to $400 thousand for both the three and six months ended June 30, 2018. These provisions were based on management’s assessment of asset quality and credit quality metrics, growth and changes in the loan portfolio, and loss exposure allocations.

Net charge-offs totaled $771 thousand and $849 thousand, respectively, for the three and six months ended June 30, 2019 and were largely attributable to one residential real estate relationship. Net charge-offs were $90 thousand and $714 thousand, respectively, for the same periods in 2018.

The allowance for loan losses was $27.4 million, or 0.73% of total loans, at June 30, 2019, compared to $27.1 million, or 0.74% of total loans, at December 31, 2018. See additional discussion under the caption “Asset Quality” for further information on the allowance for loan losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2019	2018	$	%	2019	2018	$	%
Noninterest income:
Wealth management revenues	$9,549	$9,602	($53)	(1%)	$18,801	$19,875	($1,074)	(5)%
Mortgage banking revenues	3,640	2,941	699	24	6,286	5,779	507	9
Card interchange fees	1,018	961	57	6	2,015	1,808	207	11
Service charges on deposit accounts	929	903	26	3	1,804	1,766	38	2
Loan related derivative income	746	668	78	12	1,470	809	661	82
Income from bank-owned life insurance	566	537	29	5	1,215	1,052	163	15
Net realized gains on securities	(80)	—	(80)	100	(80)	—	(80)	100
Other income	385	381	4	1	609	647	(38)	(6)
Total noninterest income	$16,753	$15,993	$760	5%	$32,120	$31,736	$384	1%

Noninterest Income Analysis
Revenue from wealth management services is our largest source of noninterest income, representing 59% of total noninterest income for the six months ended June 30, 2019, compared to 63% for the same period in 2018. A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2019	2018	$	%	2019	2018	$	%
Wealth management revenues:
Asset-based revenues	$9,141	$9,136	$5	—%	18,062	19,091	(1,029)	(5)
Transaction-based revenues	408	466	(58)	(12)	739	784	(45)	(6)
Total wealth management revenues	$9,549	$9,602	($53)	(1)%	$18,801	$19,875	($1,074)	(5)%

Wealth management revenues for the three and six months ended June 30, 2019 decreased by $53 thousand and $1.1 million,

Management's Discussion and Analysis

respectively, from the comparable periods in 2018. The year-to-date decrease in 2019 was largely due to a decline in asset-based revenues.

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2019	2018	2019	2018
Wealth management assets under administration:
Balance at the beginning of period	$6,350,128	$6,343,720	$5,910,814	$6,714,637
Net investment appreciation & income	222,489	133,450	742,546	101,426
Net client asset flows	(93,727)	(257,015)	(174,470)	(595,908)
Balance at the end of period	$6,478,890	$6,220,155	$6,478,890	$6,220,155

While the June 30, 2019 end of period wealth management assets under administration balances were up by 4% from a year ago, the average balance of wealth management assets for the three and six months ended June 30, 2019 was up by $106.3 million, or 2%, and down by $227.4 million, or 3%, respectively, compared to the average balance of wealth management assets for the same periods in 2018. The year-over-year comparison in average wealth management assets was adversely impacted by net client outflows largely associated with the loss of certain client-facing personnel in the first quarter of 2018, and may be further adversely impacted by outflows associated with the loss of two additional senior counselors in the second quarter of 2019. These two senior counselors managed, or were associated with, approximately $1.0 billion of wealth management assets as of June 30, 2019.

Mortgage banking revenues represented 20% of total noninterest income for the six months ended June 30, 2019, compared to 18% for the same period in 2018. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2019	2018	$	%	2019	2018	$	%
Mortgage banking revenues:
Gains and commissions on loan sales (1)	$3,523	$2,786	$737	26%	$5,997	$5,465	$532	10%
Loan servicing fee income, net (2)	117	155	(38)	(25)	289	314	(25)	(8)
Total mortgage banking revenues	$3,640	$2,941	$699	24%	$6,286	$5,779	$507	9%

Loans sold to the secondary market (3)	$137,414	$105,421	$31,993	30%	$229,493	$202,261	$27,232	13%

(1)
Includes gains on loan sales, commissions on loans originated for others, servicing right gains, fair value adjustments on mortgage loans held for sale, and fair value adjustments and gains on forward loan commitments.

(2)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.

(3)	Includes brokered loans.

For the three and six months ended June 30, 2019, mortgage banking revenues were up by $699 thousand and $507 thousand, respectively, compared to the same periods in 2018. The increase in mortgage banking revenues largely reflected higher sales volume of loans sold in the secondary market. For the six months ended June 30, 2019 and 2018, loans originated for sale represented 67% and 52%, respectively, of total residential real estate loan originations. In 2019, a higher proportion of total residential real estate loan originations were originated for sale.

Loan related derivative income for the three and six months ended June 30, 2019 increased by $78 thousand and $661 thousand, respectively, from the comparable periods in 2018. The year-to-date increase was largely due to a higher volume of commercial borrower interest rate swap transactions.

Management's Discussion and Analysis

Income from bank-owned life insurance for the three and six months ended June 30, 2019 increased by $29 thousand and $163 thousand, respectively, from the same periods in 2018. The year-to-date increase was largely due to a $91 thousand gain that was recognized in the first quarter of 2019 resulting from the receipt of tax-exempt life insurance proceeds.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2019	2018	$	%	2019	2018	$	%
Noninterest expense:
Salaries and employee benefits	$18,436	$17,304	$1,132	7%	$36,055	$35,076	$979	3%
Outsourced services	2,518	2,350	168	7	5,124	4,223	901	21
Net occupancy	1,904	1,930	(26)	(1)	3,902	3,932	(30)	(1)
Equipment	1,028	1,069	(41)	(4)	2,039	2,249	(210)	(9)
Legal, audit and professional fees	664	555	109	20	1,198	1,281	(83)	(6)
FDIC deposit insurance costs	540	422	118	28	969	826	143	17
Advertising and promotion	525	329	196	60	764	506	258	51
Amortization of intangibles	239	247	(8)	(3)	478	495	(17)	(3)
Other	2,297	2,082	215	10	4,586	4,830	(244)	(5)
Total noninterest expense	$28,151	$26,288	$1,863	7%	$55,115	$53,418	$1,697	3%

Noninterest Expense Analysis
Salaries and employee benefits expense for the three and six months ended June 30, 2019 increased by $1.1 million and $979 thousand, respectively, compared to the same periods in 2018, reflecting an increase in salaries and wages costs and lower deferred labor costs. The increase in salaries and wages included annual merit increases, while the decrease in deferred labor associated with portfolio loan originations was due to a lower proportion of residential real estate loans originated for retention for portfolio in 2019 compared to 2018. Year-to-date salaries and employee benefits expense was also impacted by one-time incentive bonuses of approximately $450 thousand that were recognized in the first quarter of 2018. There were no such one-time bonuses recognized in 2019.

Outsourced services expense for the three and six months ended June 30, 2019 increased by $168 thousand and $901 thousand, respectively, compared to the same periods in 2018. Equipment expense for the three and six months ended June 30, 2019 decreased by $41 thousand and $210 thousand, respectively, from the same periods a year ago. Both the increase in outsourced services and decline in equipment expense reflected changes to and expansion of services provided by third party vendors, including software application processing and operational services.

Advertising and promotion expense for the three and six months ended June 30, 2019 increased by $196 thousand and $258 thousand, respectively, compared to the same periods in 2018, reflecting timing of promotional activities.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2019	2018	2019	2018
Income tax expense	$4,662	$4,742	$9,504	$8,996
Effective income tax rate	21.3%	21.2%	21.5%	21.0%

The effective income tax rates for the three and six months ended June 30, 2019 and 2018 differed from the federal rate of 21%, primarily due to state income tax expense, offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax benefits associated with the settlement of share-based awards.

Management's Discussion and Analysis

The increase in the effective tax rate for the six months ended June 30, 2019 compared to the same period in 2018 largely reflected a decrease in excess tax benefits recognized upon the settlement of share-based compensation awards.

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2019	2018	$	%	2019	2018	$	%
Net interest income	$27,867	$26,644	$1,223	5%	$55,169	$52,620	$2,549	5%
Provision for loan losses	525	400	125	31	1,175	400	775	194
Net interest income after provision for loan losses	27,342	26,244	1,098	4	53,994	52,220	1,774	3
Noninterest income	6,690	5,837	853	15	12,146	10,773	1,373	13
Noninterest expense	17,332	16,146	1,186	7	33,763	32,249	1,514	5
Income before income taxes	16,700	15,935	765	5	32,377	30,744	1,633	5
Income tax expense	3,603	3,387	216	6	7,024	6,490	534	8
Net income	$13,097	$12,548	$549	4%	$25,353	$24,254	$1,099	5%

Net interest income for the Commercial Banking segment for the three and six months ended June 30, 2019, increased by $1.2 million and $2.5 million, respectively, from the same periods in 2018, largely reflecting growth in loans, which was partially offset by a shift in the mix of deposits to higher cost categories and increases in rates paid on in-market deposits.

Loan loss provisions of $525 thousand and $1.2 million, respectively, were charged to earnings for the three and six months ended June 30, 2019, compared to $400 thousand for both the three and six months ended June 30, 2018. These provisions were based on management’s assessment of asset quality and credit quality metrics, growth and changes in the loan portfolio, and loss exposure allocations.

Noninterest income derived from the Commercial Banking segment for the three and six months ended June 30, 2019 was up by $853 thousand and $1.4 million, respectively, from the comparable periods in 2018. The increase largely reflected higher mortgage banking revenues and loan related derivative income. See additional discussion under the caption “Noninterest Income.”

Commercial Banking noninterest expenses for the three and six months ended June 30, 2019 were up by $1.2 million and $1.5 million, respectively, from the same periods in 2018, reflecting increased salaries and employee benefits expense and lower deferred labor. See further discussion of salaries and employee benefits expense under the caption “Noninterest Expense Analysis” above. The increase in Commercial Banking noninterest expenses also includes higher outsourced services expense associated with the expansion of services provided by third party vendors.

Management's Discussion and Analysis

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2019	2018	$	%	2019	2018	$	%
Net interest expense	($120)	($77)	($43)	56%	($247)	($135)	($112)	83%
Noninterest income	9,557	9,602	(45)	—	18,808	19,875	(1,067)	(5)
Noninterest expense	7,300	6,963	337	5	14,143	14,558	(415)	(3)
Income before income taxes	2,137	2,562	(425)	(17)	4,418	5,182	(764)	(15)
Income tax expense	582	655	(73)	(11)	1,199	1,298	(99)	(8)
Net income	$1,555	$1,907	($352)	(18%)	$3,219	$3,884	($665)	(17%)

For the three and six months ended June 30, 2019, noninterest income derived from the Wealth Management Services segment decreased by $45 thousand and $1.1 million, respectively, compared to the same periods in 2018. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

For the three months ended June 30, 2019, noninterest expenses for the Wealth Management Services segment increased by $337 thousand, largely reflecting increased salaries and employee benefits expense attributable to business development efforts, as well as increased legal costs. For the six months ended June 30, 2019, noninterest expenses for the Wealth Management Services segment decreased by $415 thousand, primarily due to software system implementation costs incurred in 2018 associated with an April 2018 system implementation. This decrease was partially offset by increased salaries and employee benefits expense, higher outsourced services expense and increased legal costs.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2019	2018	$	%	2019	2018	$	%
Net interest income	$6,111	$6,544	($433)	(7%)	$13,520	$12,478	$1,042	8%
Noninterest income	506	554	(48)	(9)	1,166	1,088	78	7
Noninterest expense	3,519	3,179	340	11	7,209	6,611	598	9
Income before income taxes	3,098	3,919	(821)	(21)	7,477	6,955	522	8
Income tax expense	477	700	(223)	(32)	1,281	1,208	73	6
Net income	$2,621	$3,219	($598)	(19%)	$6,196	$5,747	$449	8%

Net interest income for the Corporate unit for the three and six months ended June 30, 2019 was down by $433 thousand and up by $1.0 million, respectively, compared to the same periods in 2018. While the changes reflected increased investment income due to growth in the investment securities portfolio and higher dividend income on FHLB stock, they were also impacted by a decline in the interest rate spread due to higher wholesale funding costs.

Noninterest expense for the Corporate unit for the three and six months ended June 30, 2019 was up by $340 thousand and $598 thousand, respectively, from the same periods in 2018, reflecting increases in staffing levels and advertising and promotional activities.

Management's Discussion and Analysis

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	June 30, 2019	December 31, 2018	$	%
Cash and due from banks	$115,904	$89,923	$25,981	29%
Total securities	969,168	938,225	30,943	3
Total loans	3,730,339	3,680,360	49,979	1
Allowance for loan losses	27,398	27,072	326	1
Total assets	5,189,672	5,010,766	178,906	4
Total deposits	3,504,622	3,524,048	(19,426)	(1)
FHLB advances	1,060,960	950,722	110,238	12
Total shareholders’ equity	484,205	448,184	36,021	8

Total assets amounted to $5.2 billion at June 30, 2019, up by $178.9 million, or 4%, from the end of 2018. Included in the increase in total assets was the recognition of operating lease right-of-use assets totaling $28.9 million due to the adoption of ASU 2016-02 on January 1, 2019 as disclosed in Note 2 to the Unaudited Consolidated Financial Statements. The remaining increase in total assets reflected loan growth, purchases of securities and an increase in the balance of cash and due from banks. Total deposits decreased by $19.4 million, or 1%, and FHLB advances increased by $110.2 million, or 12%, from the end of 2018. Shareholders’ equity amounted to $484.2 million at June 30, 2019, up by $36.0 million from the balance at the end of 2018. As of June 30, 2019, the Bancorp and the Bank were “well capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

The Corporation’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase. The Corporation has not maintained a portfolio of trading securities. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Debt securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized. Debt securities held to maturity are reported at amortized cost.

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2019 and December 31, 2018, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$237,427	24%	$242,683	26%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	707,180	74	660,793	72
Obligations of states and political subdivisions	90	—	937	—
Individual name issuer trust preferred debt securities	12,301	1	11,772	1
Corporate bonds	12,170	1	11,625	1
Total available for sale debt securities	$969,168	100%	$927,810	100%

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Held to Maturity Debt Securities:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$—	—%	$10,415	100%
Total held to maturity debt securities	$—	—%	$10,415	100%

As noted above, the securities portfolio is managed to generate interest income, for interest rate risk management purposes, and to provide an available source of liquidity for balance sheet management. Debt securities totaling $82.8 million and $62.7 million, respectively, were purchased during the six months ended June 30, 2019 and 2018. The 2019 purchases had a weighted average yield of 3.61%, while the 2018 purchases had a weighted average yield of 3.21%. In 2019, the purchases were partially offset by routine principal pay-downs on mortgage-backed securities, calls, maturities and the sale of one debt security.

As disclosed in Note 2 to the Unaudited Consolidated Financial Statements, on January 1, 2019, the Corporation adopted the provisions of ASU 2017-12. As permitted by ASU 2017-12, debt securities classified as held-to-maturity with an amortized cost of $10.4 million and a fair value of $10.3 million were reclassified to available for sale upon the adoption date.

The securities portfolio stood at $969.2 million as of June 30, 2019, or 19% of total assets, compared to $938.2 million as of December 31, 2018, or 19% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As of June 30, 2019 the net unrealized gain position on securities available for sale amounted to $384 thousand compared to a net unrealized loss position of $22.0 million on securities available for sale and held to maturity as of December 31, 2018. These net positions included gross unrealized losses of $7.4 million and $24.4 million, respectively, of as June 30, 2019 and December 31, 2018. The decrease in gross unrealized losses in 2019 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and largely attributable to relative changes in interest rates since the time of purchase. See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

Management's Discussion and Analysis

Loans
Total loans amounted to $3.7 billion at June 30, 2019, up by $50.0 million, or 1%, from the end of 2018, due to growth in commercial loan portfolio.

The following is a summary of loans:

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,482,836	40%	$1,392,408	38%
Commercial & industrial (2)	583,873	15	620,704	17
Total commercial	2,066,709	55	2,013,112	55
Residential Real Estate:
Residential real estate (3)	1,352,113	36	1,360,387	37
Consumer:
Home equity	288,078	8	280,626	8
Other (4)	23,439	1	26,235	—
Total consumer	311,517	9	306,861	8
Total loans	$3,730,339	100%	$3,680,360	100%

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

Commercial Loans
The commercial loan portfolio represented 55% of total loans at June 30, 2019.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $386.5 million and $406.4 million, respectively, at June 30, 2019 and December 31, 2018. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
Commercial real estate loans totaled $1.5 billion at June 30, 2019, up by $90.4 million, or 6%, from the balance at December 31, 2018. Included in commercial real estate loans were construction and development loans of $227.1 million and $190.9 million, respectively, as of June 30, 2019 and December 31, 2018. For the six months ended June 30, 2019, commercial real estate loan originations and advances amounted to $178.9 million, which were partially offset by payoffs.

Management's Discussion and Analysis

Commercial real estate loans are secured by a variety of property types, with approximately 90% of the total at June 30, 2019 composed of multi-family dwellings, retail facilities, office buildings, lodging, healthcare facilities, industrial and warehouse properties and commercial mixed use properties. The average commercial real estate loan size was $2.9 million and the largest individual commercial real estate loan outstanding was $26.0 million as of June 30, 2019.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Rhode Island	$384,603	26%	$377,249	27%
Connecticut	603,036	41	570,116	41
Massachusetts	407,350	27	356,615	26
Subtotal	1,394,989	94	1,303,980	94
All other states	87,847	6	88,428	6
Total	$1,482,836	100%	$1,392,408	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $583.9 million at June 30, 2019, down by $36.8 million, or 6%, from the balance at December 31, 2018. For the six months ended June 30, 2019, originations amounted to $37.4 million and were offset by lower line utilization, payoffs and paydowns.

Shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $73.7 million at June 30, 2019. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at June 30, 2019.

The commercial and industrial loan portfolio includes loans to a variety of business types, with 90% of the total at June 30, 2019 composed of health care/social assistance, educational services, manufacturing, owner occupied and other real estate, professional, scientific and technical, retail trade, transportation and warehousing, entertainment and recreation, other services, finance and insurance services, public administration and construction businesses. The average commercial and industrial loan size was $608 thousand and the largest individual commercial and industrial loan outstanding was $19.3 million as of June 30, 2019.

Residential Real Estate Loans
The residential real estate loan portfolio represented 36% of total loans at June 30, 2019.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Six Months
Periods ended June 30,	2019		2018		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio	$69,736	30%	$128,479	51%	$121,433	33%	$196,319	48%
Originations for sale to the secondary market (1)	162,123	70	122,693	49	247,949	67	210,413	52
Total	$231,859	100%	$251,172	100%	$369,382	100%	$406,732	100%

(1)	Includes brokered loans.

Management's Discussion and Analysis

The table below presents residential real estate loan sales activity:

(Dollars in thousands)	Three Months				Six Months
Periods ended June 30,	2019		2018		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$18,292	13%	$24,367	23%	$27,782	12%	$57,942	29%
Loans sold with servicing rights released (1)	119,122	87	81,054	77	201,711	88	144,319	71
Total	$137,414	100%	$105,421	100%	$229,493	100%	$202,261	100%

(1)	Includes brokered loans.

Loans are sold with servicing retained or released. Loans sold with the retention of servicing result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.4 million and $3.7 million, respectively, as of June 30, 2019 and December 31, 2018. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $577.5 million and $588.5 million, respectively, as of June 30, 2019 and December 31, 2018.

Residential real estate loans held in portfolio amounted to $1.4 billion at June 30, 2019, down by $8.3 million from the balance at December 31, 2018. A lower percentage of residential real estate mortgage loans were originated for retention in portfolio during the three and six months ended June 30, 2019, compared to the same periods in 2018.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Rhode Island	$347,406	26%	$352,141	26%
Connecticut	144,664	11	141,775	10
Massachusetts	844,024	62	849,435	63
Subtotal	1,336,094	99	1,343,351	99
All other states	16,019	1	17,036	1
Total (1)	$1,352,113	100%	$1,360,387	100%

(1)	Includes residential real estate loans purchased from other financial institutions totaling $102.7 million and $112.9 million, respectively, as of June 30, 2019 and December 31, 2018.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. The Bank also purchases loans to individuals secured by general aviation aircraft.

The consumer loan portfolio totaled $311.5 million at June 30, 2019, up by $4.7 million, or 2%, from December 31, 2018. Home equity lines and home equity loans represented 92% of the total consumer portfolio at June 30, 2019. The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans amounted to $14.9 million and $17.6 million, respectively, at June 30, 2019 and December 31, 2018.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

Management's Discussion and Analysis

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Jun 30, 2019	Dec 31, 2018
Commercial:
Commercial real estate	$926	$925
Commercial & industrial	—	—
Total commercial	926	925
Residential Real Estate:
Residential real estate	10,610	9,346
Consumer:
Home equity	1,243	1,436
Other	88	—
Total consumer	1,331	1,436
Total nonaccrual loans	12,867	11,707
Property acquired through foreclosure or repossession, net	2,142	2,142
Total nonperforming assets	$15,009	$13,849

Nonperforming assets to total assets	0.29%	0.28%
Nonperforming loans to total loans	0.34%	0.32%
Total past due loans to total loans	0.48%	0.37%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets increased by $1.2 million from the end of 2018, reflecting a net increase in nonaccrual residential real estate loans.

At June 30, 2019, property acquired through foreclosure consisted of one commercial property.

Nonaccrual Loans
During the six months ended June 30, 2019, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
For the periods ended June 30,	2019	2018	2019	2018
Balance at beginning of period	$12,365	$10,521	$11,707	$15,211
Additions to nonaccrual status	1,620	2,457	3,544	3,667
Loans returned to accruing status	(118)	(475)	(973)	(819)
Loans charged-off	(819)	(103)	(922)	(793)
Loans transferred to other real estate owned	—	—	—	(3,074)
Payments, payoffs and other changes	(181)	(655)	(489)	(2,447)
Balance at end of period	$12,867	$11,745	$12,867	$11,745

Management's Discussion and Analysis

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2019				December 31, 2018
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$926	$—	$926	0.06%	$—	$925	$925	0.07%
Commercial & industrial	—	—	—	—	—	—	—	—
Total commercial	926	—	926	0.04	—	925	925	0.05
Residential Real Estate:
Residential real estate	4,473	6,137	10,610	0.78	1,509	7,837	9,346	0.69
Consumer:
Home equity	790	453	1,243	0.43	552	884	1,436	0.51
Other	88	—	88	0.38	—	—	—	—
Total consumer	878	453	1,331	0.43	552	884	1,436	0.47
Total nonaccrual loans	$6,277	$6,590	$12,867	0.34%	$2,061	$9,646	$11,707	0.32%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2019.

As of June 30, 2019, the composition of nonaccrual loans was 93% residential and consumer and 7% commercial, compared to 92% and 8%, respectively, at December 31, 2018.

Nonaccrual residential real estate mortgage loans amounted to $10.6 million at June 30, 2019, up by $1.3 million from the end of 2018. As of June 30, 2019, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Rhode Island and Connecticut.  Included in total nonaccrual residential real estate loans at June 30, 2019 were five loans purchased for portfolio and serviced by others amounting to $1.5 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

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

(Dollars in thousands)	Jun 30, 2019	Dec 31, 2018
Accruing troubled debt restructured loans
Commercial:
Commercial & industrial	$—	$4,714
Residential Real Estate:
Residential real estate	360	363
Consumer:
Home equity	—	10
Other	20	21
Total consumer	20	31
Total accruing troubled debt restructured loans	380	5,108

Nonaccrual troubled debt restructured loans
Residential Real Estate:
Residential real estate	$501	$510
Total nonaccrual troubled debt restructured loans	501	510
Total troubled debt restructured loans	$881	$5,618

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of June 30, 2019, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

Troubled debt restructured loans decreased by $4.7 million from the end of December 31, 2018 due to the payoff of one accruing commercial loan that occurred in the second quarter of 2019.

The allowance for loans losses included specific reserves for troubled debt restructurings of $100 thousand and $103 thousand, respectively, at June 30, 2019 and December 31, 2018.

Management's Discussion and Analysis

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$3,670	0.25%	$1,080	0.08%
Commercial & industrial	1	—	—	—
Total commercial	3,671	0.18	1,080	0.05
Residential Real Estate:
Residential real estate	11,237	0.83	10,520	0.77
Consumer:
Home equity	2,904	1.01	1,989	0.71
Other	102	0.44	33	0.13
Total consumer	3,006	0.96	2,022	0.66
Total past due loans	$17,914	0.48%	$13,622	0.37%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of June 30, 2019, the composition of past due loans (loans past due 30 days or more) was 80% residential and consumer and 20% commercial, compared to 92% and 8%, respectively, at December 31, 2018.

Total past due loans increased by $4.3 million from the end of 2018, largely due to one commercial real estate loan with a carrying value of $2.7 million that went delinquent in the second quarter of 2019. This loan returned to current status in early July 2019.

Total past due loans included $8.6 million of nonaccrual loans as of both June 30, 2019 and December 31, 2018. All loans 90 days or more past due at June 30, 2019 and December 31, 2018 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2019 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Management has identified approximately $19.2 million in potential problem loans at June 30, 2019, compared to $14.9 million at December 31, 2018. As of June 30, 2019, 94% of the balance of potential problem loans consisted of five commercial relationships. As of the filing date of this report, all of these commercial relationships were current with respect to payment terms. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

Management's Discussion and Analysis

The allowance for loan losses is management’s best estimate of incurred losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. The status of nonaccrual loans, past due loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at June 30, 2019 is adequate and consistent with asset quality and credit quality indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

(Dollars in thousands)	Jun 30, 2019	Dec 31, 2018
Collateral dependent impaired loans (1)	$11,603	$10,466
Impaired loans measured on discounted cash flow method (2)	1,644	6,350
Total impaired loans	$13,247	$16,816

(1)	Net of partial charge-offs of $775 thousand and $289 thousand, respectively, at June 30, 2019 and December 31, 2018.

(2)	Net of partial charge-offs of $85 thousand at both June 30, 2019 and December 31, 2018.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	June 30, 2019			December 31, 2018
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$13,247	$119	0.90%	$16,816	$127	0.76%
Loans collectively evaluated for impairment	3,717,092	27,279	0.73	3,663,544	26,945	0.74
Total	$3,730,339	$27,398	0.73%	$3,680,360	$27,072	0.74%

Management's Discussion and Analysis

Loan loss provisions of $525 thousand and $1.2 million, respectively, were charged to earnings for the three and six months ended June 30, 2019, compared to $400 thousand for both the three and six months ended June 30, 2018. These provisions were based on management’s assessment of asset quality and credit quality metrics, growth and changes in the loan portfolio, and loss exposure allocations.

Net charge-offs totaled $771 thousand and $849 thousand, respectively, for the three and six months ended June 30, 2019 and were largely attributable to one residential real estate relationship. Net charge-offs were $90 thousand and $714 thousand, respectively, for the same periods in 2018.

As of June 30, 2019, the allowance for loan losses was $27.4 million, or 0.73% of total loans, compared to $27.1 million, or 0.74% of total loans, at December 31, 2018.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The total allowance is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	% (1)	Amount	% (1)
Allocation of Allowance for Loan Losses
Commercial:
Commercial real estate	$16,882	40%	$15,381	38%
Commercial & industrial	4,453	15	5,847	17
Total commercial	21,335	55	21,228	55
Residential Real Estate:
Residential real estate	4,857	36	3,987	37
Consumer:
Home equity	913	8	1,603	8
Other	293	1	254	—
Total consumer	1,206	9	1,857	8
Total allowance for loan losses at end of period	$27,398	100%	$27,072	100%

(1)	Percentage of loans outstanding in respective category to total loans outstanding.

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

Management's Discussion and Analysis

The following table presents a summary of deposits:

(Dollars in thousands)			Change
	June 30, 2019	December 31, 2018	$	%
Noninterest-bearing demand deposits	$587,326	$603,216	($15,890)	(3%)
Interest-bearing demand deposits	128,355	178,733	(50,378)	(28)
NOW accounts	484,615	466,568	18,047	4
Money market accounts	654,719	646,878	7,841	1
Savings accounts	365,069	373,545	(8,476)	(2)
Time deposits (in-market)	801,501	778,105	23,396	3
Total in-market deposits	3,021,585	3,047,045	(25,460)	(1)
Wholesale brokered time deposits	483,037	477,003	6,034	1
Total deposits	$3,504,622	$3,524,048	($19,426)	(1)%

Total deposits amounted to $3.5 billion at June 30, 2019, down by $19.4 million, or 1%, from December 31, 2018. This included an increase of $6.0 million of out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were down by $25.5 million, or 1%, from the balance at December 31, 2018, reflecting a decline in demand account balances due to seasonal outflows of various institutional and governmental depositors based on their underlying business cycles. This decline was partially offset by growth in promotional certificates of deposit.

FHLB Advances
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances totaled $1.1 billion at June 30, 2019, up by $110.2 million, or 12%, from the balance at the end of 2018.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 59% of total average assets in the six months ended June 30, 2019.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on the Corporation’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Management's Discussion and Analysis

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)
	June 30, 2019	December 31, 2018
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$535,258	$628,468
Federal Reserve Bank of Boston (2)	26,670	27,608
Unencumbered investment securities	512,087	493,623
Total	$1,074,015	$1,149,699

(1)
As of June 30, 2019 and December 31, 2018, loans with a carrying value of $2.0 billion and $2.0 billion, respectively, and securities available for sale with carrying values of $283.9 million and $236.7 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.

(2)
As of June 30, 2019 and December 31, 2018, loans with a carrying value of $21.6 million and $22.9 million, respectively, and securities available for sale with a carrying value of $17.2 million and $16.4 million, respectively, were pledged to the FRB resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the six months ended June 30, 2019.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $18.7 million for the six months ended June 30, 2019, which was generated by net income of $34.8 million and adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $66.4 million for the six months ended June 30, 2019, reflecting outflows to purchase debt securities and fund loan growth. These outflows were partially offset by net inflows from maturities, calls, sales and principal payments of securities. For the six months ended June 30, 2019, net cash provided by financing activities amounted to $74.1 million, largely due to net increases in FHLB advances, partially offset by a net decrease in deposits and the payment of dividends to shareholders. See the Corporation’s Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $484.2 million at June 30, 2019, up by $36.0 million from December 31, 2018, including net income of $34.8 million and an increase of $16.4 million in the accumulated comprehensive income component of shareholders’ equity, primarily resulting from an increase in the fair value of available for sale debt securities. These increases were partially offset by $17.1 million for dividend declarations.

The Corporation declared a quarterly dividend of 51 cents per share for the three months ended June 30, 2019, compared to 43 cents per share for the same period in 2018.

The ratio of total equity to total assets amounted to 9.33% at June 30, 2019 compared to a ratio of 8.94% at December 31, 2018.  Book value per share at June 30, 2019 and December 31, 2018 amounted to $27.93 and $25.90, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements. Total risk-based capital ratio amounted to 12.80% at June 30, 2019, compared to 12.56% at December 31, 2018. Capital levels exceeded the regulatory minimum levels to be considered “well capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Management's Discussion and Analysis

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2019 and December 31, 2018, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2019 and December 31, 2018.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

Management's Discussion and Analysis

	June 30, 2019		December 31, 2018
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.60)%	(5.47)%	(3.60)%	(5.30)%
100 basis point rate increase	2.09	0.28	1.94	(0.46)
200 basis point rate increase	5.86	3.13	5.85	2.62
300 basis point rate increase	9.64	5.56	9.75	5.49

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

The banking industry attracted and retained low-cost core savings deposits during the low interest rate cycle that lasted several years.  The ALCO recognizes that a portion of these increased levels of low-cost balances could continue to shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, which may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

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

Management's Discussion and Analysis

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2019 and December 31, 2018 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$2,255	($11,245)
Obligations of states and political subdivisions	—	—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	16,972	(63,498)
Trust preferred debt and other corporate debt securities	(34)	53
Total change in market value as of June 30, 2019	$19,193	($74,690)
Total change in market value as of December 31, 2018	$31,617	($85,191)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2019.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 formatted in iXBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 1, 2019	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 1, 2019	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	August 1, 2019	By:	/s/ Maria N. Janes
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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 formatted in iXBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.

____________________

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.