Form 10-Q
period 2019-09-30
WASHINGTON TRUST BANCORP INC
filed 2019-11-04
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	September 30, 2019	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of October 31, 2019 was 17,350,703.

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	September 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$141,768	$89,923
Short-term investments	4,336	3,552
Mortgage loans held for sale, at fair value	44,657	20,996
Securities:
Available for sale debt securities, at fair value	887,020	927,810
Held to maturity debt securities, at amortized cost (fair value $10,316 at December 31, 2018)	—	10,415
Total securities	887,020	938,225
Federal Home Loan Bank stock, at cost	45,030	46,068
Loans:
Total loans	3,778,106	3,680,360
Less allowance for loan losses	26,997	27,072
Net loans	3,751,109	3,653,288
Premises and equipment, net	29,293	29,005
Operating lease right-of-use assets	27,500	—
Investment in bank-owned life insurance	81,920	80,463
Goodwill	63,909	63,909
Identifiable intangible assets, net	7,448	8,162
Other assets	114,888	77,175
Total assets	$5,198,878	$5,010,766
Liabilities:
Deposits:
Noninterest-bearing deposits	$619,839	$603,216
Interest-bearing deposits	2,966,314	2,920,832
Total deposits	3,586,153	3,524,048
Federal Home Loan Bank advances	956,786	950,722
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	29,541	—
Other liabilities	105,892	65,131
Total liabilities	4,701,053	4,562,582
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,338,348 shares at September 30, 2019 and 17,302,037 at December 31, 2018	1,084	1,081
Paid-in capital	121,900	119,888
Retained earnings	383,765	355,524
Accumulated other comprehensive loss	(8,924)	(28,309)
Total shareholders’ equity	497,825	448,184
Total liabilities and shareholders’ equity	$5,198,878	$5,010,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2019	2018	2019	2018
	Interest income:
	Interest and fees on loans	$41,558	$38,493	$125,440	$109,633
	Interest on mortgage loans held for sale	410	384	878	923
	Taxable interest on debt securities	6,318	5,383	20,550	15,859
	Nontaxable interest on debt securities	1	9	18	52
	Dividends on Federal Home Loan Bank stock	747	634	2,162	1,700
	Other interest income	493	261	1,232	723
	Total interest and dividend income	49,527	45,164	150,280	128,890
	Interest expense:
	Deposits	9,792	6,546	27,957	16,222
	Federal Home Loan Bank advances	6,512	4,937	20,153	13,627
	Junior subordinated debentures	245	232	750	629
	Total interest expense	16,549	11,715	48,860	30,478
	Net interest income	32,978	33,449	101,420	98,412
	Provision for loan losses	400	350	1,575	750
	Net interest income after provision for loan losses	32,578	33,099	99,845	97,662
	Noninterest income:
	Wealth management revenues	9,153	9,454	27,954	29,329
	Mortgage banking revenues	4,840	2,624	11,126	8,403
	Card interchange fees	1,099	983	3,114	2,791
	Service charges on deposit accounts	939	885	2,743	2,651
	Loan related derivative income	1,407	278	2,877	1,087
	Income from bank-owned life insurance	569	572	1,784	1,624
	Net realized losses on securities	—	—	(80)	—
	Other income	335	419	944	1,066
	Total noninterest income	18,342	15,215	50,462	46,951
	Noninterest expense:
	Salaries and employee benefits	18,332	17,283	54,387	52,359
	Outsourced services	2,722	1,951	7,846	6,174
	Net occupancy	1,933	2,013	5,835	5,945
	Equipment	1,046	1,080	3,085	3,329
	Legal, audit and professional fees	645	559	1,843	1,840
	FDIC deposit insurance costs	(460)	410	509	1,236
	Advertising and promotion	368	440	1,132	946
	Amortization of intangibles	236	245	714	740
	Other expenses	2,048	2,081	6,634	6,911
	Total noninterest expense	26,870	26,062	81,985	79,480
	Income before income taxes	24,050	22,252	68,322	65,133
	Income tax expense	5,236	4,741	14,740	13,737
	Net income	$18,814	$17,511	$53,582	$51,396

	Net income available to common shareholders	$18,778	$17,475	$53,477	$51,284
	Weighted average common shares outstanding - basic	17,338	17,283	17,324	17,263
	Weighted average common shares outstanding - diluted	17,414	17,382	17,406	17,392
Per share information:	Basic earnings per common share	$1.08	$1.01	$3.09	$2.97
	Diluted earnings per common share	$1.08	$1.01	$3.07	$2.95
	Cash dividends declared per share	$0.51	$0.43	$1.49	$1.29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2019	2018	2019	2018
Net income	$18,814	$17,511	$53,582	$51,396
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	2,886	(4,531)	19,940	(18,057)
Net change in fair value of cash flow hedges	(171)	155	(1,235)	1,409
Net change in defined benefit plan obligations	227	361	680	1,081
Total other comprehensive income (loss), net of tax	2,942	(4,015)	19,385	(15,567)
Total comprehensive income	$21,756	$13,496	$72,967	$35,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended September 30, 2019	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at July 1, 2019	17,336	$1,083	$121,115	$373,873	($11,866)	$484,205
Net income	—	—	—	18,814	—	18,814
Total other comprehensive income, net of tax	—	—	—	—	2,942	2,942
Cash dividends declared ($0.51 per share)	—	—	—	(8,922)	—	(8,922)
Share-based compensation	—	—	792	—	—	792
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	2	1	(7)	—	—	(6)
Balance at September 30, 2019	17,338	$1,084	$121,900	$383,765	($8,924)	$497,825

For the nine months ended September 30, 2019	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2019	17,302	$1,081	$119,888	$355,524	($28,309)	$448,184
Net income	—	—	—	53,582	—	53,582
Total other comprehensive income, net of tax	—	—	—	—	19,385	19,385
Cash dividends declared ($1.49 per share)	—	—	—	(26,063)	—	(26,063)
Share-based compensation	—	—	2,295	—	—	2,295
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	36	3	(283)	—	—	(280)
Cumulative effect of change in accounting principle	—	—	—	722	—	722
Balance at September 30, 2019	17,338	$1,084	$121,900	$383,765	($8,924)	$497,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended September 30, 2018	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2018	17,278	$1,080	$118,883	$336,670	($35,062)	$421,571
Net income	—	—	—	17,511	—	17,511
Total other comprehensive loss, net of tax	—	—	—	—	(4,015)	(4,015)
Cash dividends declared ($0.43 per share)	—	—	—	(7,496)	—	(7,496)
Share-based compensation	—	—	658	—	—	658
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	12	1	(321)	—	—	(320)
Balance at September 30, 2018	17,290	$1,081	$119,220	$346,685	($39,077)	$427,909

For the nine months ended September 30, 2018	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	17,227	$1,077	$117,961	$317,756	($23,510)	$413,284
Net income	—	—	—	51,396	—	51,396
Total other comprehensive loss, net of tax	—	—	—	—	(15,567)	(15,567)
Cash dividends declared ($1.29 per share)	—	—	—	(22,467)	—	(22,467)
Share-based compensation	—	—	1,977	—	—	1,977
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	63	4	(718)	—	—	(714)
Balance at September 30, 2018	17,290	$1,081	$119,220	$346,685	($39,077)	$427,909

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Nine months ended September 30,	2019	2018
	Cash flows from operating activities:
	Net income	$53,582	$51,396
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,575	750
	Depreciation of premises and equipment	2,478	2,454
	Net amortization of premiums and discounts on securities and loans	3,113	2,157
	Amortization of intangibles	714	740
	Share-based compensation	2,295	1,977
	Tax benefit from stock option exercises and other equity awards	202	454
	Income from bank-owned life insurance	(1,784)	(1,624)
	Net gains on loan sales, including fair value adjustments	(10,749)	(7,950)
	Net realized losses on securities	80	—
	Proceeds from sales of loans, net	365,057	306,095
	Loans originated for sale	(380,635)	(296,367)
	Decrease in operating lease right-of-use assets	1,422	—
	Decrease in operating lease liabilities	(1,312)	—
	Increase in other assets	(41,239)	(20,903)
	Increase in other liabilities	42,575	19,256
	Net cash provided by operating activities	37,374	58,435
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(72,262)	(96,867)
	Available for sale debt securities: Other	(10,507)	(30,964)
Proceeds from sale of:	Other investment securities available for sale	9,920	—
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	96,521	63,918
	Available for sale debt securities: Other	51,135	6,795
	Held to maturity debt securities: Mortgage-backed	—	1,603
	Remittance (purchases) of Federal Home Loan Bank stock	1,038	(4,008)
	Net increase in loans	(92,135)	(181,853)
	Purchases of loans	(7,324)	(1,750)
	Proceeds from the sale of property acquired through foreclosure or repossession	—	49
	Purchases of premises and equipment	(2,768)	(2,320)
	Purchases of bank-owned life insurance	—	(5,000)
	Proceeds from surrender of bank-owned life insurance	326	—
	Equity investment in real estate limited partnership	(1,256)	—
	Net cash used in investing activities	(27,312)	(250,397)
	Cash flows from financing activities:
	Net increase in deposits	62,105	171,641
	Proceeds from Federal Home Loan Bank advances	1,334,000	1,462,500
	Repayment of Federal Home Loan Bank advances	(1,327,936)	(1,425,464)
	Payment of contingent consideration liability	—	(1,217)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(280)	(714)
	Cash dividends paid	(25,322)	(21,856)
	Net cash provided by financing activities	42,567	184,890
	Net increase (decrease) in cash and cash equivalents	52,629	(7,072)
	Cash and cash equivalents at beginning of period	93,475	82,923
	Cash and cash equivalents at end of period	$146,104	$75,851

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows – continued (unaudited)	(Dollars in thousands)

Nine months ended September 30,	2019	2018
Noncash Activities:
Loans charged off	$1,888	$889
Loans transferred to property acquired through foreclosure or repossession	2,000	3,074
In conjunction with the adoption of ASU 2016-02 as detailed in Note 2 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	28,923	—
Operating lease liabilities	30,853	—
In conjunction with the adoption of ASU 2017-12 as detailed in Note 2 to the Unaudited Consolidated Financial Statements, the following qualifying debt securities classified as held to maturity were transferred to available for sale:

Fair value of debt securities transferred from held to maturity to available for sale	10,316	—
Supplemental Disclosures:
Interest payments	$47,168	$28,596
Income tax payments	14,531	12,585

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

Derivatives and Hedging - Topic 815
Accounting Standards Update No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), was issued in August 2017 to better align financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 was effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. In addition, ASU 2017-12 also permitted the reclassification of eligible securities from the held to maturity classification to the available for sale classification. The Corporation adopted the provisions of ASU 2017-12 on January 1, 2019 using a modified retrospective transition method. As permitted by ASU 2017-12, qualifying debt securities classified as held to maturity with an amortized cost of $10.4 million and a fair value of $10.3 million were reclassified to available for sale upon the adoption date. An unrealized loss of $75 thousand (net of taxes) was recognized in the accumulated other comprehensive income component of shareholders’ equity at the date of adoption. The adoption of ASU 2017-12 did not have a material impact on the Corporation’s consolidated financial statements.

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

Accounting Standards Pending Adoption
Financial Instruments - Credit Losses - Topic 326
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of all expected credit losses for financial assets measured at amortized cost, as well as off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition approach will be adopted in order to maintain the same amortized cost prior to and subsequent to the effective date of ASU 2016-13. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Corporation will adopt ASU 2016-13 on January 1, 2020 and continues to evaluate the effect that this ASU will have on the consolidated financial statements and disclosures.

In April 2019, Accounting Standards Update No. 2019-04, “Codification Improvements to Topic 326 Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) was issued to provide additional clarification on the scope and disclosure requirements of Topic 326. ASU 2019-04 includes provisions related to accounting policy elections that can be made by the entity related to accrued interest receivable and expected prepayments on financial assets, the inclusion of recoveries in estimating the allowance for credit losses (“ACL”) and consideration of contract extension and renewals when determining the contractual term. This ASU also provides clarification on the tabular vintage disclosures related to line-of-credit arrangements that convert term loans. In May 2019, Accounting Standards Update No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief” (“ASU 2019-05”) was issued to allow an entity to make an irrevocable fair value option election on instruments within the scope of Topic 326 that are measured at amortized cost, except for held to maturity debt securities. This election can be applied on an instrument-by-instrument basis upon the adoption of Topic 326. The effective dates of ASU 2019-04 and ASU 2019-05 are the same as the effective date of ASU 2016-13.

To prepare for the adoption of ASU 2016-13 and related updates, the Corporation assembled a cross-functional project team that meets regularly to address the additional data requirements necessary, to determine the approach for implementation and to identify new internal controls over enhanced accounting processes that will be put into place for estimating the ACL. This has included assessing the adequacy of existing loan and loss data, as well as validating models for default and loss estimates. The Corporation has substantially completed the development of its Topic 326 compliant methodology. The new methodology will include models that contain additional assumptions used to calculate credit losses over the estimated life of financial assets and off-balance sheet credit exposures and will include the impact of forecasted economic conditions. For available for sale debt securities with unrealized losses, credit losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses will be recognized immediately in earnings rather than as interest income over time. Based on the credit quality of our existing available for sale debt securities portfolio, the Corporation does not expect the adoption of ASU 2016-13, as it relates to debt securities, to be significant.

The project team continues to review the output from “trial” runs and is in the process of assessing qualitative factors. The Corporation is also updating its accounting processes and policies and internal controls associated with the Topic 326 compliant methodology.

The Corporation plans to finalize its Topic 326 compliant methodology, accounting policies and internal controls in the fourth quarter of 2019. Upon adoption, an increase to the ACL will be recorded with a corresponding one-time cumulative-effect adjustment to retained earnings. The FDIC approved a final rule that provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The Corporation is planning on adopting the capital transition relief over the permissible three-year period.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Note 3 - Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the Federal Reserve System (the “FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $27.6 million at September 30, 2019 and $21.6 million at December 31, 2018 and were included in cash and due from banks in the Unaudited Consolidated Balance Sheets.

As of September 30, 2019 and December 31, 2018, cash and due from banks included interest-bearing deposits in other banks of $81.9 million and $33.7 million, respectively.

Note 4 - Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$196,734	$927	($337)	$197,324
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	659,096	8,614	(2,805)	664,905
Individual name issuer trust preferred debt securities	13,320	—	(899)	12,421
Corporate bonds	13,715	32	(1,377)	12,370
Total available for sale debt securities	$882,865	$9,573	($5,418)	$887,020
Total securities	$882,865	$9,573	($5,418)	$887,020

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$246,708	$442	($4,467)	$242,683
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	675,368	1,943	(16,518)	660,793
Obligations of states and political subdivisions	935	2	—	937
Individual name issuer trust preferred debt securities	13,307	—	(1,535)	11,772
Corporate bonds	13,402	—	(1,777)	11,625
Total available for sale debt securities	$949,720	$2,387	($24,297)	$927,810
Held to Maturity Debt Securities:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$10,415	$—	($99)	$10,316
Total held to maturity debt securities	$10,415	$—	($99)	$10,316
Total securities	$960,135	$2,387	($24,396)	$938,126

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

As of September 30, 2019 and December 31, 2018, debt securities with a fair value of $435.3 million and $439.7 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)	Available for Sale
September 30, 2019	Amortized Cost	Fair Value
Due in one year or less	$105,671	$106,401
Due after one year to five years	340,179	342,582
Due after five years to ten years	289,520	290,083
Due after ten years	147,495	147,954
Total debt securities	$882,865	$887,020

Included in the above table are debt securities with an amortized cost balance of $222.5 million and a fair value of $220.8 million at September 30, 2019 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 3 months to 17 years, with call features ranging from 1 month to 3 years.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2019	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	3	$20,331	($169)	4	$50,832	($168)	7	$71,163	($337)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2	692	(1)	25	239,550	(2,804)	27	240,242	(2,805)
Individual name issuer trust preferred debt securities	—	—	—	5	12,421	(899)	5	12,421	(899)
Corporate bonds	—	—	—	3	10,425	(1,377)	3	10,425	(1,377)
Total temporarily impaired securities	5	$21,023	($170)	37	$313,228	($5,248)	42	$334,251	($5,418)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2018	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	—	$—	$—	16	$157,032	($4,467)	16	$157,032	($4,467)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	10	47,060	(439)	51	438,701	(16,178)	61	485,761	(16,617)
Individual name issuer trust preferred debt securities	—	—	—	5	11,772	(1,535)	5	11,772	(1,535)
Corporate bonds	3	1,198	(9)	5	10,427	(1,768)	8	11,625	(1,777)
Total temporarily impaired securities	13	$48,258	($448)	77	$617,932	($23,948)	90	$666,190	($24,396)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at September 30, 2019 were five trust preferred securities issued by four individual companies in the banking sector.  Management believes the unrealized losses on these debt security holdings are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of September 30, 2019, individual name issuer trust preferred debt securities with an amortized cost of $6.1 million and unrealized losses of $458 thousand were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between September 30, 2019 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

Corporate Bonds
At September 30, 2019, the Corporation had three corporate bond holdings with unrealized losses totaling $1.4 million. These investment grade corporate bonds were issued by large corporations, primarily in the financial services industry. Management believes the unrealized losses on these bonds are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

The following table summarizes amounts relating to sales of securities:

(Dollars in thousands)	Three Months		Nine Months
For the periods ended September 30,	2019	2018	2019	2018
Proceeds from sales	$—	$—	$9,920	$—

Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	(80)	—
Net realized losses on securities	$—	$—	($80)	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial:
Commercial real estate (1)	$1,517,320	$1,392,408
Commercial & industrial (2)	566,426	620,704
Total commercial	2,083,746	2,013,112
Residential Real Estate:
Residential real estate (3)	1,378,518	1,360,387
Consumer:
Home equity	294,250	280,626
Other (4)	21,592	26,235
Total consumer	315,842	306,861
Total loans (5)	$3,778,106	$3,680,360

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

(5)
Includes net unamortized loan origination costs of $5.7 million and $4.7 million, respectively, at September 30, 2019 and December 31, 2018 and net unamortized premiums on purchased loans of $575 thousand and $703 thousand, respectively, at September 30, 2019 and December 31, 2018.

As of both September 30, 2019 and December 31, 2018, loans amounting to $2.0 billion were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB for the discount window. See Note 7 for additional disclosure regarding borrowings.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
September 30, 2019	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$684	$684	$1,516,636	$1,517,320
Commercial & industrial	1	—	—	1	566,425	566,426
Total commercial	1	—	684	685	2,083,061	2,083,746
Residential Real Estate:
Residential real estate	4,333	2,506	4,760	11,599	1,366,919	1,378,518
Consumer:
Home equity	744	417	812	1,973	292,277	294,250
Other	11	—	88	99	21,493	21,592
Total consumer	755	417	900	2,072	313,770	315,842
Total loans	$5,089	$2,923	$6,344	$14,356	$3,763,750	$3,778,106

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2018	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$155	$925	$—	$1,080	$1,391,328	$1,392,408
Commercial & industrial	—	—	—	—	620,704	620,704
Total commercial	155	925	—	1,080	2,012,032	2,013,112
Residential Real Estate:
Residential real estate	6,318	2,693	1,509	10,520	1,349,867	1,360,387
Consumer:
Home equity	1,281	156	552	1,989	278,637	280,626
Other	33	—	—	33	26,202	26,235
Total consumer	1,314	156	552	2,022	304,839	306,861
Total loans	$7,787	$3,774	$2,061	$13,622	$3,666,738	$3,680,360

Included in past due loans as of September 30, 2019 and December 31, 2018, were nonaccrual loans of $9.8 million and $8.6 million, respectively.

All loans 90 days or more past due at September 30, 2019 and December 31, 2018 were classified as nonaccrual.

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

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
No Related Allowance Recorded
Commercial:
Commercial real estate	$684	$925	$926	$926	$—	$—
Commercial & industrial	—	4,681	—	4,732	—	—
Total commercial	684	5,606	926	5,658	—	—
Residential Real Estate:
Residential real estate	12,531	9,347	13,368	9,695	—	—
Consumer:
Home equity	1,379	1,360	1,379	1,360	—	—
Other	88	—	88	—	—	—
Total consumer	1,467	1,360	1,467	1,360	—	—
Subtotal	14,682	16,313	15,761	16,713	—	—
With Related Allowance Recorded
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial & industrial	—	52	—	73	—	—
Total commercial	—	52	—	73	—	—
Residential Real Estate:
Residential real estate	360	364	386	390	96	100
Consumer:
Home equity	220	85	220	85	220	24
Other	19	22	19	22	5	3
Total consumer	239	107	239	107	225	27
Subtotal	599	523	625	570	321	127
Total impaired loans	$15,281	$16,836	$16,386	$17,283	$321	$127
Total:
Commercial	$684	$5,658	$926	$5,731	$—	$—
Residential real estate	12,891	9,711	13,754	10,085	96	100
Consumer	1,706	1,467	1,706	1,467	225	27
Total impaired loans	$15,281	$16,836	$16,386	$17,283	$321	$127

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

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Three months ended September 30,	2019	2018	2019	2018
Commercial:
Commercial real estate	$886	$—	$—	$—
Commercial & industrial	—	5,324	—	62
Total commercial	886	5,324	—	62
Residential Real Estate:
Residential real estate	12,017	9,265	109	96
Consumer:
Home equity	1,414	1,424	16	22
Other	108	25	3	—
Total consumer	1,522	1,449	19	22
Totals	$14,425	$16,038	$128	$180

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Nine months ended September 30,	2019	2018	2019	2018
Commercial:
Commercial real estate	$929	$1,352	$1	$—
Commercial & industrial	2,835	5,599	103	201
Total commercial	3,764	6,951	104	201
Residential Real Estate:
Residential real estate	10,972	9,709	331	293
Consumer:
Home equity	1,409	1,045	43	41
Other	55	85	2	5
Total consumer	1,464	1,130	45	46
Totals	$16,200	$17,790	$480	$540

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Sep 30, 2019	Dec 31, 2018
Commercial:
Commercial real estate	$684	$925
Commercial & industrial	—	—
Total commercial	684	925
Residential Real Estate:
Residential real estate	12,531	9,346
Consumer:
Home equity	1,599	1,436
Other	88	—
Total consumer	1,687	1,436
Total nonaccrual loans	$14,902	$11,707
Accruing loans 90 days or more past due	$—	$—

As of September 30, 2019 and December 31, 2018, loans secured by one- to four-family residential property amounting to $5.9 million and $761 thousand, respectively, were in process of foreclosure.

Nonaccrual loans of $5.1 million and $3.1 million, respectively, were current as to the payment of principal and interest at September 30, 2019 and December 31, 2018.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2019.

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

The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest. The recorded investment in troubled debt restructurings was $876 thousand and $5.6 million, respectively, at September 30, 2019 and December 31, 2018. The allowance for loan losses included specific reserves for these troubled debt restructurings of $101 thousand and $103 thousand, respectively, at September 30, 2019 and December 31, 2018.

For the three and nine months ended September 30, 2019, there were no loans modified as a troubled debt restructuring. For the three months ended September 30, 2018, there were no loans modified as a troubled debt restructuring. For the nine months

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

ended September 30, 2018, there was one loan modified as a troubled debt restructuring with a pre-modification and post-modification recorded investment of $608 thousand. This troubled debt restructuring included a combination of concessions pertaining to maturity and interest only payment terms.

For the three and nine months ended September 30, 2019 there were no payment defaults on troubled debt restructured loans modified within the previous 12 months. For the three and nine months ended September 30, 2018, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on one loan with a carrying value of $608 thousand at the time of default.

As of September 30, 2019, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Commercial:
Commercial real estate	$1,498,212	$1,387,666	$18,224	$205	$884	$4,537
Commercial & industrial	529,219	559,019	25,679	50,426	11,528	11,259
Total commercial	$2,027,431	$1,946,685	$43,903	$50,631	$12,412	$15,796

Residential and Consumer
Management monitors the relatively homogeneous residential real estate and consumer loan portfolios on an ongoing basis using delinquency information by loan type. For non-impaired residential real estate and consumer loans, the Corporation assigns loss allocation factors to each respective loan type.

Other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and consumer loan portfolios. Among these techniques is the periodic tracking of loans with an updated Fair Isaac Corporation (“FICO”) score and an estimated loan to value (“LTV”) ratio. LTV ratio is determined via statistical modeling analyses. The indicated LTV levels are estimated based on such factors as the location, the original LTV ratio, and the date of origination of the loan and do not reflect actual appraisal amounts. The results of these analyses and other loan review procedures are taken into consideration in the determination of loss allocation factors for residential real estate and home equity consumer credits.

The following table presents the residential and consumer loan portfolios, segregated by loan type and credit quality indicator:

(Dollars in thousands)	Current		Past Due
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Residential Real Estate:
Self-originated mortgages	$1,261,364	$1,238,402	$10,503	$9,079
Purchased mortgages	105,555	111,465	1,096	1,441
Total residential real estate	$1,366,919	$1,349,867	$11,599	$10,520
Consumer:
Home equity	$292,277	$278,637	$1,973	$1,989
Other	21,493	26,202	99	33
Total consumer	$313,770	$304,839	$2,072	$2,022

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2019:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$16,882	$4,453	$21,335	$4,857	$913	$293	$1,206	$27,398
Charge-offs	(947)	(1)	(948)	—	—	(18)	(18)	(966)
Recoveries	—	123	123	—	36	6	42	165
Provision	866	(1,128)	(262)	554	64	44	108	400
Ending Balance	$16,801	$3,447	$20,248	$5,411	$1,013	$325	$1,338	$26,997

(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2019:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$15,381	$5,847	$21,228	$3,987	$1,603	$254	$1,857	$27,072
Charge-offs	(947)	(19)	(966)	(486)	(372)	(64)	(436)	(1,888)
Recoveries	—	151	151	—	71	16	87	238
Provision	2,367	(2,532)	(165)	1,910	(289)	119	(170)	1,575
Ending Balance	$16,801	$3,447	$20,248	$5,411	$1,013	$325	$1,338	$26,997
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$12,443	$6,642	$19,085	$5,314	$1,375	$400	$1,775	$26,174
Charge-offs	—	(1)	(1)	(68)	—	(27)	(27)	(96)
Recoveries	—	71	71	—	2	8	10	81
Provision	1,052	535	1,587	(1,131)	12	(118)	(106)	350
Ending Balance	$13,495	$7,247	$20,742	$4,115	$1,389	$263	$1,652	$26,509
(1) Commercial real estate loans.
(2) Commercial & industrial loans.

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I (2)	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$12,729	$5,580	$18,309	$5,427	$2,412	$340	$2,752	$26,488
Charge-offs	(627)	(8)	(635)	(73)	(111)	(70)	(181)	(889)
Recoveries	25	104	129	—	12	19	31	160
Provision	1,368	1,571	2,939	(1,239)	(924)	(26)	(950)	750
Ending Balance	$13,495	$7,247	$20,742	$4,115	$1,389	$263	$1,652	$26,509

(1) Commercial real estate loans.
(2) Commercial & industrial loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology:

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment
Commercial:
Commercial real estate	$684	$—	$925	$—
Commercial & industrial	—	—	4,714	—
Total commercial	684	—	5,639	—
Residential Real Estate:
Residential real estate	12,890	96	9,710	100
Consumer:
Home equity	1,599	220	1,445	24
Other	107	5	22	3
Total consumer	1,706	225	1,467	27
Subtotal	15,280	321	16,816	127
Loans Collectively Evaluated for Impairment
Commercial:
Commercial real estate	1,516,636	16,801	1,391,483	15,381
Commercial & industrial	566,426	3,447	615,990	5,847
Total commercial	2,083,062	20,248	2,007,473	21,228
Residential Real Estate:
Residential real estate	1,365,628	5,315	1,350,677	3,887
Consumer:
Home equity	292,651	793	279,182	1,579
Other	21,485	320	26,212	251
Total consumer	314,136	1,113	305,394	1,830
Subtotal	3,762,826	26,676	3,663,544	26,945
Total	$3,778,106	$26,997	$3,680,360	$27,072

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 7 - Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $956.8 million and $950.7 million, respectively, at September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, the Bank had access to a $40.0 million unused line of credit with the FHLB and also had remaining available borrowing capacity of $601.5 million and $628.5 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of September 30, 2019:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2019 to December 31, 2019	$355,822	2.56%
2020	444,533	2.34
2021	86,222	2.73
2022	55,447	3.65
2023	9,428	4.01
2024 and thereafter	5,334	5.06
Balance at September 30, 2019	$956,786	2.56%

In October 2019, FHLB advances totaling $78.8 million were modified to lower interest rates and the maturities of these advances were extended. Original maturity dates ranging from 2021 to 2023 were modified to 2024 to 2026. The original weighted average interest rate was 3.52% and was revised to 2.76%. The table below presents the original terms as of September 30, 2019, as well as the revised terms associated with these FHLB advances:

(Dollars in thousands)	Original Terms		Revised Terms
	Scheduled Maturity	Weighted Average Rate	Scheduled Maturity	Weighted Average Rate
2021	$20,000	3.07%	$—	—%
2022	54,634	3.63	—	—
2023	4,190	4.27	—	—
2024	—	—	40,000	2.45
2025	—	—	—	—
2026	—	—	38,824	3.09
Total	$78,824	3.52%	$78,824	2.76%

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 8 - Shareholders' Equity
Regulatory Capital Requirements
Capital levels at September 30, 2019 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$486,454	12.94%	$300,835	8.00%	N/A	N/A
Bank	483,783	12.87	300,790	8.00	$375,988	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	459,140	12.21	225,627	6.00	N/A	N/A
Bank	456,469	12.14	225,593	6.00	300,790	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	437,142	11.62	169,220	4.50	N/A	N/A
Bank	456,469	12.14	169,195	4.50	244,392	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	459,140	8.97	204,810	4.00	N/A	N/A
Bank	456,469	8.92	204,722	4.00	255,903	5.00

December 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	455,699	12.56	290,146	8.00	N/A	N/A
Bank	453,033	12.49	290,128	8.00	362,660	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	428,338	11.81	217,609	6.00	N/A	N/A
Bank	425,672	11.74	217,596	6.00	290,128	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	406,340	11.20	163,207	4.50	N/A	N/A
Bank	425,672	11.74	163,197	4.50	235,729	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	428,338	8.89	192,690	4.00	N/A	N/A
Bank	425,672	8.84	192,652	4.00	240,815	5.00

(1)	Leverage ratio.

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

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both September 30, 2019 and December 31, 2018, $22.0 million in trust preferred securities were included in the Tier 1 Capital of the Corporation for regulatory capital reporting purposes pursuant to the FRB’s capital adequacy guidelines.

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

Cash Flow Hedging Instruments
As of September 30, 2019 and December 31, 2018, the Bancorp had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

As of September 30, 2019 and December 31, 2018, the Bank had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of September 30, 2019 and December 31, 2018, the Bank had three interest rate floor contracts with a total notional amount of $300.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. The floors mature in 2020.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of September 30, 2019 and December 31, 2018, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $729.9 million and $648.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of September 30, 2019, the notional amounts of risk participation-out agreements and risk participation-in agreements were $44.5 million and $73.0 million, respectively, compared to $57.3 million and $46.5 million, respectively, as of December 31, 2018.

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

As of September 30, 2019 and December 31, 2018, the notional amount of foreign exchange contracts was $2.6 million and $2.8 million, respectively.

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

As of September 30, 2019, the notional amounts of interest rate lock commitments and forward sale commitments were $84.8 million and $156.6 million, respectively, compared to $30.8 million and $62.0 million, respectively, as of December 31, 2018.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2019	Dec 31, 2018	Balance Sheet Location	Sep 30, 2019	Dec 31, 2018
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$—	$20	Other liabilities	$—	$—
Interest rate swaps	Other assets	2	903	Other liabilities	1,000	—
Interest rate floors	Other assets	69	37	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	37,765	5,340	Other liabilities	80	7,719
Mirror swaps with counterparties	Other assets	80	7,592	Other liabilities	37,913	5,392
Risk participation agreements	Other assets	1	—	Other liabilities	3	—
Foreign exchange contracts	Other assets	6	—	Other liabilities	—	7
Forward loan commitments:
Interest rate lock commitments	Other assets	1,762	806	Other liabilities	1	—
Forward sale commitments	Other assets	393	—	Other liabilities	977	816
Gross amounts		40,078	14,698		39,974	13,934
Less amounts offset in Consolidated Balance Sheets (1)		157	10,732		157	10,732
Net amounts presented in Consolidated Balance Sheets		39,921	3,966		39,817	3,202
Less collateral pledged (2)		—	—		37,695	1,460
Net amounts		$39,921	$3,966		$2,122	$1,742

(1)	Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.

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

The following tables present the effect of derivative instruments in the Corporation’s Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
	Three Months		Nine Months
Periods ended September 30,	2019	2018	2019	2018
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$18	$17	$32	$66
Interest rate swaps	(211)	189	(1,442)	1,322
Interest rate floors	22	(51)	175	21
Total	($171)	$155	($1,235)	$1,409

For derivatives designated as cash flow hedging instruments, see Note 15 for additional disclosure pertaining to the amounts and location of reclassifications from accumulated other comprehensive income into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months		Nine Months
Periods ended September 30,	Statement of Income Location	2019	2018	2019	2018
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	$12,284	($3,178)	39,568	(15,374)
Mirror swaps with counterparties	Loan related derivative income	(11,108)	3,415	(36,958)	16,384
Risk participation agreements	Loan related derivative income	213	25	213	25
Foreign exchange contracts	Loan related derivative income	18	16	54	52
Forward loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(340)	(504)	$955	($327)
Forward sale commitments	Mortgage banking revenues	(101)	316	(1,969)	1,552
Total		$966	$90	$1,863	$2,312

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Aggregate fair value	$44,657	$20,996
Aggregate principal balance	43,696	20,498
Difference between fair value and principal balance	$961	$498

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $82 thousand and an increase of $462 thousand in the three and nine months ended September 30, 2019, respectively, compared

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

to decreases of $352 thousand and $240 thousand in the three and nine months ended September 30, 2018, respectively. These amounts were partially offset in earnings by the changes in fair value of forward sale commitments used to economically hedge them. The changes in fair value are reported as a component of mortgage banking revenues in the Unaudited Consolidated Statements of Income.

There were no mortgage loans held for sale 90 days or more past due as of September 30, 2019 and December 31, 2018.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at September 30, 2019 and December 31, 2018.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at September 30, 2019 and December 31, 2018.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

However, as of September 30, 2019 and December 31, 2018, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

One of the two earn-out periods associated with this contingent consideration liability ended December 31, 2017 and a payment of $1.2 million was made by the Corporation in the first quarter of 2018. The likelihood of payout on the remaining earn-out period had been deemed remote and as a result the fair value of the contingent consideration liability was reduced to zero in the fourth quarter of 2018. There have been no changes to the fair value of the contingent consideration liability for the three and nine months ended September 30, 2019.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$197,324	$—	$197,324	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	664,905	—	664,905	—
Individual name issuer trust preferred debt securities	12,421	—	12,421	—
Corporate bonds	12,370	—	12,370	—
Mortgage loans held for sale	44,657	—	44,657	—
Derivative assets	39,921	—	39,921	—
Total assets at fair value on a recurring basis	$971,598	$—	$971,598	$—
Liabilities:
Derivative liabilities	$39,817	$—	$39,817	$—
Total liabilities at fair value on a recurring basis	$39,817	$—	$39,817	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$242,683	$—	$242,683	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	660,793	—	660,793	—
Obligations of states and political subdivisions	937	—	937	—
Individual name issuer trust preferred debt securities	11,772	—	11,772	—
Corporate bonds	11,625	—	11,625	—
Mortgage loans held for sale	20,996	—	20,996	—
Derivative assets	3,966	—	3,966	—
Total assets at fair value on a recurring basis	$952,772	$—	$952,772	$—
Liabilities:
Derivative liabilities	$3,202	$—	$3,202	$—
Total liabilities at fair value on a recurring basis	$3,202	$—	$3,202	$—

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date. There were no transfers in and/or out of Level 1, 2 or 3 during the nine months ended September 30, 2019 and 2018.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at September 30, 2019, which were written down to fair value during the nine months ended September 30, 2019:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent impaired loans	$1,451	$—	$—	$1,451
Property acquired through foreclosure or repossession	2,000	—	—	2,000
Total assets at fair value on a nonrecurring basis	$3,451	$—	$—	$3,451

The allowance for loan losses on collateral dependent impaired loans amounted to $221 thousand at September 30, 2019.

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2019
Collateral dependent impaired loans	$1,451	Appraisals of collateral	Discount for costs to sell	0% - 18% (13%)
			Appraisal adjustments (1)	0% - 100% (19%)
Property acquired through foreclosure or repossession	$2,000	Appraisals of collateral	Discount for costs to sell	20%
			Appraisal adjustments (1)	13%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2018
Collateral dependent impaired loans	$883	Appraisals of collateral	Discount for costs to sell	0% - 10% (10%)
			Appraisal adjustments (1)	0% - 100% (2%)
Property acquired through foreclosure or repossession	$2,142	Appraisals of collateral	Discount for costs to sell	13%
			Appraisal adjustments (1)	12% - 28% (20%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
September 30, 2019	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for loan losses	$3,751,109	$3,749,391	$—	$—	$3,749,391

Financial Liabilities:
Time deposits	$1,223,662	$1,239,646	$—	$1,239,646	$—
FHLB advances	956,786	962,160	—	962,160	—
Junior subordinated debentures	22,681	19,265	—	19,265	—

(Dollars in thousands)
December 31, 2018	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Held to maturity debt securities	$10,415	$10,316	$—	$10,316	$—
Loans, net of allowance for loan losses	3,653,288	3,598,025	—	—	3,598,025

Financial Liabilities:
Time deposits	$1,255,108	$1,269,433	$—	$1,269,433	$—
FHLB advances	950,722	950,691	—	950,691	—
Junior subordinated debentures	22,681	19,226	—	19,226	—

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

For the three months ended September 30,	2019		2018
(Dollars in thousands)	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606
Net interest income	$32,978	$—	$33,449	$—
Noninterest income:
Asset-based wealth management revenues	9,013	9,013	9,322	9,322
Transaction-based wealth management revenues	140	140	132	132
Total wealth management revenues	9,153	9,153	9,454	9,454
Mortgage banking revenues	4,840	—	2,624	—
Card interchange fees	1,099	1,099	983	983
Service charges on deposit accounts	939	939	885	885
Loan related derivative income	1,407	—	278	—
Income from bank-owned life insurance	569	—	572	—
Net realized losses on securities	—	—	—	—
Other income	335	323	419	419
Total noninterest income	18,342	11,514	15,215	11,741
Total revenues	$51,320	$11,514	$48,664	$11,741

For the nine months ended September 30,	2019		2018
(Dollars in thousands)	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606	As reported in Consolidated Statements of Income	Revenue from contracts in scope of Topic 606
Net interest income	$101,420	$—	$98,412	$—
Noninterest income:
Asset-based wealth management revenues	27,075	27,075	28,413	28,413
Transaction-based wealth management revenues	879	879	916	916
Total wealth management revenues	27,954	27,954	29,329	29,329
Mortgage banking revenues	11,126	—	8,403	—
Card interchange fees	3,114	3,114	2,791	2,791
Service charges on deposit accounts	2,743	2,743	2,651	2,651
Loan related derivative income	2,877	—	1,087	—
Income from bank-owned life insurance	1,784	—	1,624	—
Net realized losses on securities	(80)	—	—	—
Other income	944	917	1,066	1,051
Total noninterest income	50,462	34,728	46,951	35,822
Total revenues	$151,882	$34,728	$145,363	$35,822

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2019	2018	2019	2018
Revenue recognized at a point in time:
Card interchange fees	$1,099	$983	$3,114	$2,791
Service charges on deposit accounts	728	670	2,109	2,045
Other income	268	258	771	732
Revenue recognized over time:
Wealth management revenues	9,153	9,454	27,954	29,329
Service charges on deposit accounts	211	215	634	606
Other income	55	161	146	319
Total revenues from contracts in scope of Topic 606	$11,514	$11,741	$34,728	$35,822

Receivables primarily consist of amounts due from customers for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $4.8 million at both September 30, 2019 and December 31, 2018 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under Topic 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both September 30, 2019 and December 31, 2018 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in-scope of Topic 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $683 thousand at September 30, 2019, compared to $458 thousand at December 31, 2018 and were included in other assets in the Unaudited Consolidated Balance Sheets.

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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Nine Months		Three Months		Nine Months
Periods ended September 30,	2019	2018	2019	2018	2019	2018	2019	2018
Net Periodic Benefit Cost:
Service cost (1)	$510	$561	$1,528	$1,683	$31	$27	$94	$81
Interest cost (2)	741	679	2,225	2,036	140	119	422	356
Expected return on plan assets (2)	(1,124)	(1,318)	(3,371)	(3,954)	—	—	—	—
Amortization of prior service credit (2)	(4)	(6)	(12)	(17)	—	—	—	—
Recognized net actuarial loss (2)	198	374	594	1,122	104	103	307	308
Net periodic benefit cost	$321	$290	$964	$870	$275	$249	$823	$745

(1)	Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

(2)	Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the nine months ended September 30,	2019	2018	2019	2018
Measurement date	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
Equivalent single discount rate for benefit obligations	4.38%	3.69%	4.28%	3.58%
Equivalent single discount rate for service cost	4.44	3.76	4.48	3.79
Equivalent single discount rate for interest cost	4.12	3.42	3.98	3.22
Expected long-term return on plan assets	5.75	6.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 13 - Share-Based Compensation Arrangements
During the nine months ended September 30, 2019, the Corporation granted performance share unit awards and nonvested share unit awards.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$28,515	$27,036	($114)	($90)	$4,577	$6,503	$32,978	$33,449
Provision for loan losses	400	350	—	—	—	—	400	350
Net interest income (expense) after provision for loan losses	28,115	26,686	(114)	(90)	4,577	6,503	32,578	33,099
Noninterest income	8,607	5,174	9,153	9,454	582	587	18,342	15,215
Noninterest expenses:
Depreciation and amortization expense	642	654	360	371	40	44	1,042	1,069
Other noninterest expenses	16,255	15,599	6,217	6,194	3,356	3,200	25,828	24,993
Total noninterest expenses	16,897	16,253	6,577	6,565	3,396	3,244	26,870	26,062
Income before income taxes	19,825	15,607	2,462	2,799	1,763	3,846	24,050	22,252
Income tax expense	4,347	3,344	646	710	243	687	5,236	4,741
Net income	$15,478	$12,263	$1,816	$2,089	$1,520	$3,159	$18,814	$17,511

Total assets at period end	$3,994,458	$3,694,991	$78,812	$69,494	$1,125,608	$1,006,187	$5,198,878	$4,770,672
Expenditures for long-lived assets	662	612	87	14	48	19	797	645

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income (expense)	$83,684	$79,656	($361)	($225)	$18,097	$18,981	$101,420	$98,412
Provision for loan losses	1,575	750	—	—	—	—	1,575	750
Net interest income (expense) after provision for loan losses	82,109	78,906	(361)	(225)	18,097	18,981	99,845	97,662
Noninterest income	20,753	15,947	27,961	29,329	1,748	1,675	50,462	46,951
Noninterest expenses:
Depreciation and amortization expense	1,985	1,928	1,089	1,137	118	129	3,192	3,194
Other noninterest expenses	48,676	46,574	19,631	19,986	10,486	9,726	78,793	76,286
Total noninterest expenses	50,661	48,502	20,720	21,123	10,604	9,855	81,985	79,480
Income before income taxes	52,201	46,351	6,880	7,981	9,241	10,801	68,322	65,133
Income tax expense	11,371	9,834	1,845	2,008	1,524	1,895	14,740	13,737
Net income	$40,830	$36,517	$5,035	$5,973	$7,717	$8,906	$53,582	$51,396

Total assets at period end	$3,994,458	$3,694,991	$78,812	$69,494	$1,125,608	$1,006,187	$5,198,878	$4,770,672
Expenditures for long-lived assets	2,259	1,864	379	327	130	129	2,768	2,320

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 15 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended September 30,	2019			2018
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$3,772	$886	$2,886	($5,924)	($1,393)	($4,531)
Net losses on debt securities reclassified into earnings (1)	—	—	—	—	—	—
Net change in fair value of available for sale debt securities	3,772	886	2,886	(5,924)	(1,393)	(4,531)
Cash flow hedges:
Change in fair value of cash flow hedges	(283)	(66)	(217)	(626)	(148)	(478)
Net cash flow hedge losses reclassified into earnings (2)	60	14	46	830	197	633
Net change in fair value of cash flow hedges	(223)	(52)	(171)	204	49	155
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	300	70	230	477	112	365
Amortization of net prior service credits (3)	(4)	(1)	(3)	(6)	(2)	(4)
Net change in defined benefit plan obligations	296	69	227	471	110	361
Total other comprehensive income (loss)	$3,845	$903	$2,942	($5,249)	($1,234)	($4,015)

(1)	The pre-tax amount is reported as net realized losses on securities in the Unaudited Consolidated Statements of Income.

(2)
The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(3)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Nine months ended September 30,	2019			2018
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$25,985	$6,106	$19,879	($23,605)	($5,548)	($18,057)
Net losses on debt securities reclassified into earnings (1)	80	19	61	—	—	—
Net change in fair value of available for sale debt securities	26,065	6,125	19,940	(23,605)	(5,548)	(18,057)
Cash flow hedges:
Change in fair value of cash flow hedges	(1,653)	(388)	(1,265)	632	50	582
Net cash flow hedge losses reclassified into earnings (2)	39	9	30	1,082	255	827
Net change in fair value of cash flow hedges	(1,614)	(379)	(1,235)	1,714	305	1,409
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	900	211	689	1,430	337	1,093
Amortization of net prior service credits (3)	(12)	(3)	(9)	(17)	(5)	(12)
Net change in defined benefit plan obligations	888	208	680	1,413	332	1,081
Total other comprehensive (loss) income	$25,339	$5,954	$19,385	($20,478)	($4,911)	($15,567)

(1)	The pre-tax amount is reported as net realized losses on securities in the Unaudited Consolidated Statements of Income.

(2)
The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(3)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended September 30, 2019
Balance at July 1, 2019	$292	($873)	($11,285)	($11,866)
Other comprehensive income (loss) before reclassifications	2,886	(217)	—	2,669
Amounts reclassified from accumulated other comprehensive income	—	46	227	273
Net other comprehensive income (loss)	2,886	(171)	227	2,942
Balance at September 30, 2019	$3,178	($1,044)	($11,058)	($8,924)

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the nine months ended September 30, 2019
Balance at January 1, 2019	($16,762)	$191	($11,738)	($28,309)
Other comprehensive income (loss) before reclassifications	19,879	(1,265)	—	18,614
Amounts reclassified from accumulated other comprehensive income	61	30	680	771
Net other comprehensive income (loss)	19,940	(1,235)	680	19,385
Balance at September 30, 2019	$3,178	($1,044)	($11,058)	($8,924)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended September 30, 2018
Balance at July 1, 2018	($21,060)	$826	($14,828)	($35,062)
Other comprehensive loss before reclassifications	(4,531)	(478)	—	(5,009)
Amounts reclassified from accumulated other comprehensive income	—	633	361	994
Net other comprehensive (loss) income	(4,531)	155	361	(4,015)
Balance at September 30, 2018	($25,591)	$981	($14,467)	($39,077)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the nine months ended September 30, 2018
Balance at January 1, 2018	($7,534)	($428)	($15,548)	($23,510)
Other comprehensive (loss) income before reclassifications	(18,057)	582	—	(17,475)
Amounts reclassified from accumulated other comprehensive income	—	827	1,081	1,908
Net other comprehensive (loss) income	(18,057)	1,409	1,081	(15,567)
Balance at September 30, 2018	($25,591)	$981	($14,467)	($39,077)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 16 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2019	2018	2019	2018
Earnings per common share - basic:
Net income	$18,814	$17,511	$53,582	$51,396
Less dividends and undistributed earnings allocated to participating securities	(36)	(36)	(105)	(112)
Net income available to common shareholders	$18,778	$17,475	$53,477	$51,284
Weighted average common shares	17,338	17,283	17,324	17,263
Earnings per common share - basic	$1.08	$1.01	$3.09	$2.97
Earnings per common share - diluted:
Net income	$18,814	$17,511	$53,582	$51,396
Less dividends and undistributed earnings allocated to participating securities	(36)	(36)	(105)	(112)
Net income available to common shareholders	$18,778	$17,475	$53,477	$51,284
Weighted average common shares	17,338	17,283	17,324	17,263
Dilutive effect of common stock equivalents	76	99	82	129
Weighted average diluted common shares	17,414	17,382	17,406	17,392
Earnings per common share - diluted	$1.08	$1.01	$3.07	$2.95

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 93,075 and 87,775, respectively for the three and nine months ended September 30, 2019, compared to 41,525 and 46,692, respectively, for the same periods in 2018.

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

The Corporation’s leases do not provide an implicit interest rate, therefore the Corporation used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate used to discount operating lease liabilities at September 30, 2019 was 3.66%.

The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are included in ROU assets and operating lease liabilities recorded in the Corporation’s Unaudited Consolidated Balance Sheets. Operating lease terms include options to extend when it is reasonably certain that the Corporation will exercise such options, determined on a lease-by-lease basis. As of September 30, 2019, the Corporation has one lease that has not yet commenced. At September 30, 2019, lease expiration dates ranged from 2 months to 21 years, with additional renewal options on certain leases ranging from 1 to 5 years. At September 30, 2019, the weighted average remaining lease term for the Corporation’s operating leases was 14.1 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $944 thousand and $2.8 million, respectively, for the three and nine months ended September 30, 2019, compared to $942 thousand and $2.8 million, respectively, for the same periods in 2018. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at September 30, 2019, including a reconciliation to the present value of operating lease liabilities recognized in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)
October 1, 2019 to December 31, 2019	$930
2020	3,515
2021	3,312
2022	3,165
2023	3,090
2024 and thereafter	24,716
Total operating lease payments (1)	38,728
Less interest	9,187
Present value of operating lease liabilities (2)	$29,541

(1) Includes $4.2 million related to options to extend lease terms that are reasonably certain of being exercised.
(2) Includes short-term operating lease liabilities of $2.3 million.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Periods ended September 30, 2019	Three Months	Nine Months
Lease Expense:
Operating lease expense	$931	$2,787
Variable lease expense	13	36
Total lease expense (1)	$944	$2,823
Cash Paid:
Cash paid reducing operating lease liabilities	$926	$2,677
(1) Included in net occupancy expenses in the Unaudited Consolidated Income Statement.

The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions at December 31, 2018:

(Dollars in thousands)
Years ending December 31:	2019	$3,544
	2020	2,980
	2021	2,677
	2022	2,293
	2023	2,059
	2024 and thereafter	22,648
Total minimum lease payments		$36,201

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Sep 30, 2019	Dec 31, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$481,350	$533,884
Home equity lines	290,442	270,462
Other loans	74,931	46,698
Standby letters of credit	9,343	7,706
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Interest rate lock commitments	84,820	30,766
Forward sale commitments	156,594	61,993
Loan related derivative contracts:
Interest rate swaps with customers	729,913	648,050
Mirror swaps with counterparties	729,913	648,050
Risk participation-in agreements	73,040	46,510
Foreign exchange contracts	2,648	2,784
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $9.3 million and $7.7 million, respectively, as of September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and nine months ended September 30, 2019 and 2018.

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

Management's Discussion and Analysis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the full-year ended December 31, 2019 or any future period. Certain previously reported amounts have been reclassified to conform to current year’s presentation.

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

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value or outflows of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectability, default and charge-off rates; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; operational risks, including, but not limited to cybersecurity breaches, fraud and natural disasters; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Compliance risk represents the risk of regulatory sanctions or financial loss resulting from the failure to comply with laws, rules and regulations and standards of good banking practice. Activities that may expose the Corporation to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, adherence to all applicable laws and regulations, and employment and tax matters.

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

ERM is an overarching program that includes all areas of the Corporation. A framework approach is utilized to assign responsibility and to ensure that the various business units and activities involved in the risk management life-cycle are effectively integrated. The Corporation has adopted the “three lines of defense” concept that is an industry best practice for ERM. Business units are the first line of defense in managing risk. They are responsible for identifying, measuring, monitoring, and controlling current and emerging risks. They must report on and escalate their concerns. Corporate functions such as Credit Risk Management, Financial Administration, Information Assurance and Compliance comprise the second line of defense. They are

Management's Discussion and Analysis

responsible for policy setting and for reviewing and challenging the risk management activities of the business units. They collaborate closely with business units on planning and resource allocation with respect to risk management. Internal Audit is a third line of defense. They provide independent assurance to the Board of Directors of the effectiveness of the first and second lines in fulfilling their risk management responsibilities.

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
For the periods ended September 30,	2019	2018	$	%	2019	2018	$	%
Net interest income	$32,978	$33,449	($471)	(1%)	$101,420	$98,412	$3,008	3%
Noninterest income	18,342	15,215	3,127	21	50,462	46,951	3,511	7
Total revenues	51,320	48,664	2,656	5	151,882	145,363	6,519	4
Provision for loan losses	400	350	50	14	1,575	750	825	110
Noninterest expense	26,870	26,062	808	3	81,985	79,480	2,505	3
Income before income taxes	24,050	22,252	1,798	8	68,322	65,133	3,189	5
Income tax expense	5,236	4,741	495	10	14,740	13,737	1,003	7
Net income	$18,814	$17,511	$1,303	7%	$53,582	$51,396	$2,186	4%

The following table presents a summary of performance metrics and ratios:

	Three Months		Nine Months
For the periods ended September 30,	2019	2018	2019	2018
Diluted earnings per common share	$1.08	$1.01	$3.07	$2.95
Return on average assets (net income divided by average assets)	1.44%	1.47%	1.39%	1.48%
Return on average equity (net income available for common shareholders divided by average equity)	15.20%	16.26%	15.09%	16.41%
Net interest income as a percentage of total revenues	64%	69%	67%	68%
Noninterest income as a percentage of total revenues	36%	31%	33%	32%

Net income totaled $18.8 million, for the three months ended September 30, 2019, up by $1.3 million, or 7%, over the same period in 2018. This increase was mainly driven by increased mortgage banking activities and loan related derivative transactions.

Net income totaled $53.6 million for the nine months ended September 30, 2019, up by $2.2 million, or 4%, over the same period in 2018. This largely reflected growth in net interest income, increased mortgage banking activities and loan related derivative transactions, partially offset by lower wealth management revenues and increased salaries and employee benefits expense.

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

Three months ended September 30,	2019			2018			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$96,231	$493	2.03	$52,218	$261	1.98	$44,013	$232	0.05
Mortgage loans held for sale	39,771	410	4.09	34,571	384	4.41	5,200	26	(0.32)
Taxable debt securities	920,910	6,318	2.72	825,302	5,383	2.59	95,608	935	0.13
Nontaxable debt securities	75	3	15.87	935	11	4.67	(860)	(8)	11.20
Total securities	920,985	6,321	2.72	826,237	5,394	2.59	94,748	927	0.13
FHLB stock	47,982	747	6.18	45,181	634	5.57	2,801	113	0.61
Commercial real estate	1,490,878	17,314	4.61	1,233,230	13,931	4.48	257,648	3,383	0.13
Commercial & industrial	584,601	6,946	4.71	642,005	7,720	4.77	(57,404)	(774)	(0.06)
Total commercial	2,075,479	24,260	4.64	1,875,235	21,651	4.58	200,244	2,609	0.06
Residential real estate	1,367,017	13,728	3.98	1,331,304	13,362	3.98	35,713	366	—
Home equity	291,058	3,615	4.93	284,080	3,469	4.84	6,978	146	0.09
Other	22,270	278	4.95	27,635	344	4.94	(5,365)	(66)	0.01
Total consumer	313,328	3,893	4.93	311,715	3,813	4.85	1,613	80	0.08
Total loans	3,755,824	41,881	4.42	3,518,254	38,826	4.38	237,570	3,055	0.04
Total interest-earning assets	4,860,793	49,852	4.07	4,476,461	45,499	4.03	384,332	4,353	0.04
Noninterest-earning assets	320,223			248,437			71,786
Total assets	$5,181,016			$4,724,898			$456,118
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$137,980	$649	1.87	$134,632	$465	1.37	$3,348	$184	0.50
NOW accounts	471,302	69	0.06	458,143	104	0.09	13,159	(35)	(0.03)
Money market accounts	699,138	2,094	1.19	631,570	1,104	0.69	67,568	990	0.50
Savings accounts	362,142	72	0.08	375,528	60	0.06	(13,386)	12	0.02
Time deposits (in-market)	800,571	4,181	2.07	706,726	2,806	1.58	93,845	1,375	0.49
Total interest-bearing in-market deposits	2,471,133	7,065	1.13	2,306,599	4,539	0.78	164,534	2,526	0.35
Wholesale brokered time deposits	475,026	2,727	2.28	438,604	2,007	1.82	36,422	720	0.46
Total interest-bearing deposits	2,946,159	9,792	1.32	2,745,203	6,546	0.95	200,956	3,246	0.37
FHLB advances	980,091	6,512	2.64	852,904	4,937	2.30	127,187	1,575	0.34
Junior subordinated debentures	22,681	245	4.29	22,681	232	4.06	—	13	0.23
Total interest-bearing liabilities	3,948,931	16,549	1.66	3,620,788	11,715	1.28	328,143	4,834	0.38
Noninterest-bearing demand deposits	626,408			612,597			13,811
Other liabilities	115,480			65,207			50,273
Shareholders’ equity	490,197			426,306			63,891
Total liabilities and shareholders’ equity	$5,181,016			$4,724,898			$456,118
Net interest income (FTE)		$33,303			$33,784			($481)
Interest rate spread			2.41			2.75			(0.34)
Net interest margin			2.72			2.99			(0.27)

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2019	2018	Change
Commercial loans	$323	$333	($10)
Nontaxable debt securities	2	2	—
Total	$325	$335	($10)

Nine months ended September 30,	2019			2018			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$75,333	$1,232	2.19	$53,828	$723	1.80	$21,505	$509	0.39
Mortgage loans held for sale	28,379	878	4.14	29,770	923	4.15	(1,391)	(45)	(0.01)
Taxable debt securities	972,511	20,550	2.83	817,274	15,859	2.59	155,237	4,691	0.24
Nontaxable debt securities	602	24	5.33	1,743	65	4.99	(1,141)	(41)	0.34
Total debt securities	973,113	20,574	2.83	819,017	15,924	2.60	154,096	4,650	0.23
FHLB stock	48,185	2,162	6.00	43,149	1,700	5.27	5,036	462	0.73
Commercial real estate	1,461,736	51,702	4.73	1,225,875	39,740	4.33	235,861	11,962	0.40
Commercial & industrial	603,143	21,972	4.87	624,563	22,113	4.73	(21,420)	(141)	0.14
Total commercial	2,064,879	73,674	4.77	1,850,438	61,853	4.47	214,441	11,821	0.30
Residential real estate	1,358,606	41,099	4.04	1,278,662	37,717	3.94	79,944	3,382	0.10
Home equity	284,657	10,757	5.05	285,143	9,908	4.65	(486)	849	0.40
Other	24,017	887	4.94	29,328	1,073	4.89	(5,311)	(186)	0.05
Total consumer	308,674	11,644	5.04	314,471	10,981	4.67	(5,797)	663	0.37
Total loans	3,732,159	126,417	4.53	3,443,571	110,551	4.29	288,588	15,866	0.24
Total interest-earning assets	4,857,169	151,263	4.16	4,389,335	129,821	3.95	467,834	21,442	0.21
Noninterest-earning assets	292,702			239,187			53,515
Total assets	$5,149,871			$4,628,522			$521,349
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$144,306	$1,959	1.82	$100,644	$595	0.79	$43,662	$1,364	1.03
NOW accounts	462,856	228	0.07	456,083	215	0.06	6,773	13	0.01
Money market accounts	668,330	5,534	1.11	671,135	2,944	0.59	(2,805)	2,590	0.52
Savings accounts	365,911	204	0.07	373,105	173	0.06	(7,194)	31	0.01
Time deposits (in-market)	795,559	11,900	2.00	662,850	6,890	1.39	132,709	5,010	0.61
Total interest-bearing in-market deposits	2,436,962	19,825	1.09	2,263,817	10,817	0.64	173,145	9,008	0.45
Wholesale brokered time deposits	485,405	8,132	2.24	426,096	5,405	1.70	59,309	2,727	0.54
Total interest-bearing deposits	2,922,367	27,957	1.28	2,689,913	16,222	0.81	232,454	11,735	0.47
FHLB advances	1,019,172	20,153	2.64	846,359	13,627	2.15	172,813	6,526	0.49
Junior subordinated debentures	22,681	750	4.42	22,681	629	3.71	—	121	0.71
Total interest-bearing liabilities	3,964,220	48,860	1.65	3,558,953	30,478	1.14	405,267	18,382	0.51
Noninterest-bearing demand deposits	613,917			590,573			23,344
Other liabilities	98,012			61,042			36,970
Shareholders’ equity	473,722			417,954			55,768
Total liabilities and shareholders’ equity	$5,149,871			$4,628,522			$521,349
Net interest income (FTE)		$102,403			$99,343			$3,060
Interest rate spread			2.51			2.81			(0.30)
Net interest margin			2.82			3.03			(0.21)

Management's Discussion and Analysis

(Dollars in thousands)
Nine months ended September 30,	2019	2018	Change
Commercial loans	$977	$918	$59
Nontaxable debt securities	6	13	(7)
Total	$983	$931	$52

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three and nine months ended September 30, 2019 totaled $33.0 million and $101.4 million, respectively, compared to $33.4 million and $98.4 million, respectively, for the same periods in 2018. Net interest income is affected by the level of, and changes in, interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans may be impacted by the amount of prepayment penalty income associated with loan payoffs recognized in each period. For the three and nine months ended September 30, 2019, prepayment penalty income associated with loan payoffs amounted to $130 thousand and $215 thousand, respectively, compared to $173 thousand and $703 thousand, respectively, for the same periods in 2018.

FTE net interest income for the three and nine months ended September 30, 2019 amounted to $33.3 million and $102.4 million, respectively, down by $481 thousand and up by $3.1 million, respectively, from the same periods in 2018. Excluding the impact of prepayment penalty income associated with loan payoffs from each period, net interest income for the three and nine months ended September 30, 2019 decreased by $438 thousand and increased by $3.5 million, respectively, from the same periods in 2018. The decline in third quarter net interest income reflected an increase in cost of funds, partially offset by growth in average loan balances. On a year-to-date basis, the increase in net interest income reflected growth in average loans and securities and relatively higher market interest rates on variable rate loans, partially offset by higher cost of funds and growth in higher cost time deposits.

The net interest margin was 2.72% and 2.82%, respectively, for the three and nine months ended September 30, 2019, compared to 2.99% and 3.03%, respectively, for the same periods a year ago. Excluding the impact of prepayment penalty income associated with loan payoffs from each period, the net interest margin was 2.71% and 2.81%, respectively, for the three and nine months ended September 30, 2019, compared to 2.98% and 3.00%, respectively, for the same periods in 2018. The decrease in the net interest margin was driven by higher cost of funds, partially offset by relatively higher market interest rates on variable rate loans.

Total average securities for the three and nine months ended September 30, 2019 increased by $94.7 million and $154.1 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on the securities portfolio for the three and nine months ended September 30, 2019 was 2.72% and 2.83%, respectively, compared to 2.59% and 2.60%, respectively, for the same periods in 2018, reflecting purchases of relatively higher yielding debt securities in the fourth quarter of 2018 and first half of 2019.

Total average loan balances for the three and nine months ended September 30, 2019 increased by $237.6 million and $288.6 million, respectively, from the average loan balances for the comparable 2018 periods, primarily due to growth in average commercial real estate and residential real estate loan balances. The yield on total loans for the three and nine months ended September 30, 2019 was 4.42% and 4.53%, compared to 4.38% and 4.29%, respectively, for the same periods in 2018. Yields on LIBOR-based and prime-based loans reflected relatively higher market interest rates.

The average balance of FHLB advances for the three and nine months ended September 30, 2019 increased by $127.2 million and $172.8 million, respectively, compared to the average balances for the same periods in 2018 to fund loan growth and purchases of securities. The average rate paid on such advances for both the three and nine months ended September 30, 2019 was 2.64%, compared to 2.30% and 2.15%, respectively, for the same periods in 2018, due to relatively higher rates on short-term advances.

Management's Discussion and Analysis

Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which increased by $36.4 million and $59.3 million, respectively, from the same periods in 2018. The average rate paid on wholesale brokered time deposits for the three and nine months ended September 30, 2019 was 2.28% and 2.24%, respectively, compared to 1.82% and 1.70%, respectively, for the same periods in 2018, as maturities were replaced with wholesale brokered time deposits with higher rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, for the three and nine months ended September 30, 2019 increased by $164.5 million and $173.1 million, respectively, from the average balances for the same periods in 2018. The year-over-year increase in average in-market interest bearing deposits was largely due to growth in time deposits. The average rate paid on in-market interest-bearing deposits for the three and nine months ended September 30, 2019 increased by 35 basis points and 45 basis points, respectively, compared to the same periods in 2018, largely due to higher rates paid on promotional time deposits, as well as competitive pricing on money market accounts and interest-bearing demand deposits.

The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2019 increased by $13.8 million and $23.3 million, respectively, from the average balances for the same periods in 2018.

Management's Discussion and Analysis

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended September 30, 2019 vs. 2018			Nine Months Ended September 30, 2019 vs. 2018
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	$225	$7	$232	$330	$179	$509
Mortgage loans held for sale	55	(29)	26	(43)	(2)	(45)
Taxable debt securities	652	283	935	3,153	1,538	4,691
Nontaxable debt securities	(17)	9	(8)	(45)	4	(41)
Total securities	635	292	927	3,108	1,542	4,650
FHLB stock	41	72	113	211	251	462
Commercial real estate	2,970	413	3,383	8,082	3,880	11,962
Commercial & industrial	(679)	(95)	(774)	(778)	637	(141)
Total commercial	2,291	318	2,609	7,304	4,517	11,821
Residential real estate	366	—	366	2,405	977	3,382
Home equity	83	63	146	(17)	866	849
Other	(67)	1	(66)	(197)	11	(186)
Total consumer	16	64	80	(214)	877	663
Total loans	2,673	382	3,055	9,495	6,371	15,866
Total interest income	3,629	724	4,353	13,101	8,341	21,442
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	12	172	184	341	1,023	1,364
NOW accounts	3	(38)	(35)	1	12	13
Money market accounts	127	863	990	(12)	2,602	2,590
Savings accounts	(2)	14	12	(3)	34	31
Time deposits (in-market)	412	963	1,375	1,570	3,440	5,010
Total interest-bearing in-market deposits	552	1,974	2,526	1,897	7,111	9,008
Wholesale brokered time deposits	178	542	720	831	1,896	2,727
Total interest-bearing deposits	730	2,516	3,246	2,728	9,007	11,735
FHLB advances	791	784	1,575	3,084	3,442	6,526
Junior subordinated debentures	—	13	13	—	121	121
Total interest expense	1,521	3,313	4,834	5,812	12,570	18,382
Net interest income (FTE)	$2,108	($2,589)	($481)	$7,289	($4,229)	$3,060

Provision and Allowance for Loan Losses
The provision for loan losses is based on management’s periodic assessment of the adequacy of the allowance for loan losses which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics; the levels of nonperforming loans, past due loans and net charge-offs, both current and historic; local economic and credit conditions; the direction of real estate values; and regulatory guidelines.  The provision for loan losses is charged against earnings in order to maintain an allowance for loan losses that reflects management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

Loan loss provisions of $400 thousand and $1.6 million, respectively, were charged to earnings for the three and nine months ended September 30, 2019, compared to $350 thousand and $750 thousand, respectively for the three and nine months ended September 30, 2018. These provisions were based on management’s assessment of loss exposure, as well as loss allocations commensurate with growth and changes in the loan portfolio, including changes in asset quality and credit quality metrics.

Management's Discussion and Analysis

Net charge-offs totaled $801 thousand and $1.7 million, respectively, for the three and nine months ended September 30, 2019. This compared to net charge-offs of $15 thousand and $729 thousand, respectively, for the same periods in 2018.

The allowance for loan losses was $27.0 million, or 0.71% of total loans, at September 30, 2019, compared to $27.1 million, or 0.74% of total loans, at December 31, 2018. See additional discussion under the caption “Asset Quality” for further information on the allowance for loan losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2019	2018	$	%	2019	2018	$	%
Noninterest income:
Wealth management revenues	$9,153	$9,454	($301)	(3%)	$27,954	$29,329	($1,375)	(5)%
Mortgage banking revenues	4,840	2,624	2,216	84	11,126	8,403	2,723	32
Card interchange fees	1,099	983	116	12	3,114	2,791	323	12
Service charges on deposit accounts	939	885	54	6	2,743	2,651	92	3
Loan related derivative income	1,407	278	1,129	406	2,877	1,087	1,790	165
Income from bank-owned life insurance	569	572	(3)	(1)	1,784	1,624	160	10
Net realized gains on securities	—	—	—	100	(80)	—	(80)	100
Other income	335	419	(84)	(20)	944	1,066	(122)	(11)
Total noninterest income	$18,342	$15,215	$3,127	21%	$50,462	$46,951	$3,511	7%

Noninterest Income Analysis
Revenue from wealth management services is our largest source of noninterest income, representing 55% of total noninterest income for the nine months ended September 30, 2019, compared to 62% for the same period in 2018. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2019	2018	$	%	2019	2018	$	%
Wealth management revenues:
Asset-based revenues	$9,013	$9,322	($309)	(3)%	27,075	28,413	(1,338)	(5)
Transaction-based revenues	140	132	8	6	879	916	(37)	(4)
Total wealth management revenues	$9,153	$9,454	($301)	(3)%	$27,954	$29,329	($1,375)	(5)%

Wealth management revenues for the three and nine months ended September 30, 2019 decreased by $301 thousand and $1.4 million, respectively, from the comparable periods in 2018, due to a decline in asset-based revenues.

Management's Discussion and Analysis

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2019	2018	2019	2018
Wealth management assets under administration:
Balance at the beginning of period	$6,478,890	$6,220,155	$5,910,814	$6,714,637
Net investment appreciation & income	66,514	232,245	809,060	333,671
Net client asset flows	(419,077)	9,940	(593,547)	(585,968)
Balance at the end of period	$6,126,327	$6,462,340	$6,126,327	$6,462,340

Wealth management assets under administration were $6.1 billion at September 30, 2019, down by $336.0 million, or 5%, from a year ago. Wealth management assets and related asset-based revenues were adversely impacted by net client outflows largely associated with the departures of certain client-facing personnel in the first quarter of 2018 and two senior counselors at the end of the second quarter of 2019.

Mortgage banking revenues represented 22% of total noninterest income for the nine months ended September 30, 2019, compared to 18% for the same period in 2018. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2019	2018	$	%	2019	2018	$	%
Mortgage banking revenues:
Gains on loan sales, net (1)	$4,752	$2,485	$2,267	91%	$10,749	$7,950	$2,799	35%
Loan servicing fee income, net (2)	88	139	(51)	(37)	377	453	(76)	(17)
Total mortgage banking revenues	$4,840	$2,624	$2,216	84%	$11,126	$8,403	$2,723	32%

Loans sold to the secondary market (3)	$184,976	$132,116	$52,860	40%	$414,469	$334,677	$79,792	24%

(1)
Includes gains on loan sales, commission income on loans originated for others, servicing right gains, fair value adjustments on mortgage loans held for sale, and fair value adjustments and gains on forward loan commitments.

(2)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.

(3)	Includes brokered loans (loans originated for others).

For the three and nine months ended September 30, 2019, mortgage banking revenues were up by $2.2 million and $2.7 million, respectively, compared to the same periods in 2018. The increase in mortgage banking revenues reflected higher sales volume and an increase in the sales yield on loans sold in the secondary market. Also included was an increase in fair value adjustments on mortgage loan commitments and loans held for sale, reflecting growth in the mortgage pipeline and corresponding loan commitment balances.

Loan related derivative income for the three and nine months ended September 30, 2019 increased by $1.1 million and $1.8 million, respectively, from the comparable periods in 2018, due to a higher volume of commercial borrower interest rate swap transactions.

Management's Discussion and Analysis

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2019	2018	$	%	2019	2018	$	%
Noninterest expense:
Salaries and employee benefits	$18,332	$17,283	$1,049	6%	$54,387	$52,359	$2,028	4%
Outsourced services	2,722	1,951	771	40	7,846	6,174	1,672	27
Net occupancy	1,933	2,013	(80)	(4)	5,835	5,945	(110)	(2)
Equipment	1,046	1,080	(34)	(3)	3,085	3,329	(244)	(7)
Legal, audit and professional fees	645	559	86	15	1,843	1,840	3	—
FDIC deposit insurance costs	(460)	410	(870)	(212)	509	1,236	(727)	(59)
Advertising and promotion	368	440	(72)	(16)	1,132	946	186	20
Amortization of intangibles	236	245	(9)	(4)	714	740	(26)	(4)
Other	2,048	2,081	(33)	(2)	6,634	6,911	(277)	(4)
Total noninterest expense	$26,870	$26,062	$808	3%	$81,985	$79,480	$2,505	3%

Noninterest Expense Analysis
Salaries and employee benefits expense for the three and nine months ended September 30, 2019 increased by $1.0 million and $2.0 million, respectively, compared to the same periods in 2018, largely reflecting annual merit increases and volume-related increases in mortgage banking commission expense, partially offset by lower wealth management compensation costs associated with the departure of personnel. Year-to-date salaries and employee benefits expense was also impacted by one-time incentive bonuses of approximately $450 thousand that were recognized in the first quarter of 2018. There were no such one-time bonuses recognized in 2019.

Outsourced services expense for the three and nine months ended September 30, 2019 increased by $771 thousand and $1.7 million, respectively, compared to the same periods in 2018. Equipment expense for the three and nine months ended September 30, 2019 decreased by $34 thousand and $244 thousand, respectively, from the same periods a year ago. Both the increase in outsourced services and decline in equipment expense reflected changes to and expansion of services provided by third party vendors, including software application processing and operational services, as well as volume-related increases in third party processing costs.

FDIC deposit insurance costs for the three and nine months ended September 30, 2019 decreased by $870 thousand and $727 thousand, respectively, compared to the same periods in 2018, largely due to approximately $900 thousand of FDIC assessment credits recognized in the third quarter of 2019.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2019	2018	2019	2018
Income tax expense	$5,236	$4,741	$14,740	$13,737
Effective income tax rate	21.8%	21.3%	21.6%	21.1%

The effective income tax rates for the three and nine months ended September 30, 2019 and 2018 differed from the federal rate of 21%, primarily due to state income tax expense, offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax benefits associated with the settlement of share-based awards.

Management's Discussion and Analysis

The increase in the effective tax rate for the three and nine months ended September 30, 2019 compared to the same periods in 2018 largely reflected a decrease in excess tax benefits recognized upon the settlement of share-based compensation awards, as well as an increase in state tax expense.

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2019	2018	$	%	2019	2018	$	%
Net interest income	$28,515	$27,036	$1,479	5%	$83,684	$79,656	$4,028	5%
Provision for loan losses	400	350	50	14	1,575	750	825	110
Net interest income after provision for loan losses	28,115	26,686	1,429	5	82,109	78,906	3,203	4
Noninterest income	8,607	5,174	3,433	66	20,753	15,947	4,806	30
Noninterest expense	16,897	16,253	644	4	50,661	48,502	2,159	4
Income before income taxes	19,825	15,607	4,218	27	52,201	46,351	5,850	13
Income tax expense	4,347	3,344	1,003	30	11,371	9,834	1,537	16
Net income	$15,478	$12,263	$3,215	26%	$40,830	$36,517	$4,313	12%

Net interest income for the Commercial Banking segment for the three and nine months ended September 30, 2019, increased by $1.5 million and $4.0 million, respectively, from the same periods in 2018, largely reflecting growth in loans, which was partially offset by a shift in the mix of deposits to higher cost categories and increases in rates paid on in-market deposits.

Loan loss provisions of $400 thousand and $1.6 million, respectively, were charged to earnings for the three and nine months ended September 30, 2019, compared to $350 thousand and $750 thousand, respectively, for the three and nine months ended September 30, 2018. These provisions were based on management’s assessment of loss exposure, as well as loss allocations commensurate with growth and changes in the loan portfolio, including changes in asset quality and credit quality metrics.

Noninterest income derived from the Commercial Banking segment for the three and nine months ended September 30, 2019 was up by $3.4 million and $4.8 million, respectively, from the comparable periods in 2018. The increase largely reflected higher mortgage banking revenues and loan related derivative income. See additional discussion under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three and nine months ended September 30, 2019 were up by $644 thousand and $2.2 million, respectively, from the same periods in 2018, reflecting increases in salaries and employee benefits and outsourced services expenses, partially offset by lower FDIC deposit insurance costs. See further discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2019	2018	$	%	2019	2018	$	%
Net interest expense	($114)	($90)	($24)	27%	($361)	($225)	($136)	60%
Noninterest income	9,153	9,454	(301)	(3)	27,961	29,329	(1,368)	(5)
Noninterest expense	6,577	6,565	12	—	20,720	21,123	(403)	(2)
Income before income taxes	2,462	2,799	(337)	(12)	6,880	7,981	(1,101)	(14)
Income tax expense	646	710	(64)	(9)	1,845	2,008	(163)	(8)
Net income	$1,816	$2,089	($273)	(13%)	$5,035	$5,973	($938)	(16%)

For the three and nine months ended September 30, 2019, noninterest income derived from the Wealth Management Services segment decreased by $301 thousand and $1.4 million, respectively, compared to the same periods in 2018. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

For the three and nine months ended September 30, 2019, noninterest expenses for the Wealth Management Services segment increased by $12 thousand and decreased by $403 thousand, respectively. The modest increase in third quarter noninterest expenses reflected higher outsourced services and legal expenses, offset by lower compensation costs. See further discussion under the caption “Noninterest Expense” above. The decrease in year-to-date noninterest expenses was attributable to software system implementation costs incurred in 2018 associated with an April 2018 system implementation.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2019	2018	$	%	2019	2018	$	%
Net interest income	$4,577	$6,503	($1,926)	(30%)	$18,097	$18,981	($884)	(5%)
Noninterest income	582	587	(5)	(1)	1,748	1,675	73	4
Noninterest expense	3,396	3,244	152	5	10,604	9,855	749	8
Income before income taxes	1,763	3,846	(2,083)	(54)	9,241	10,801	(1,560)	(14)
Income tax expense	243	687	(444)	(65)	1,524	1,895	(371)	(20)
Net income	$1,520	$3,159	($1,639)	(52%)	$7,717	$8,906	($1,189)	(13%)

Net interest income for the Corporate unit for the three and nine months ended September 30, 2019 was down by $1.9 million and $884 thousand, respectively, compared to the same periods in 2018. Higher wholesale funding costs were partially offset by increased investment income on debt securities resulting from growth in the investment securities portfolio and higher dividend income on FHLB stock.

Noninterest expense for the Corporate unit for the three and nine months ended September 30, 2019 was up by $152 thousand and $749 thousand, respectively, from the same periods in 2018, reflecting increases in staffing levels.

Management's Discussion and Analysis

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	September 30, 2019	December 31, 2018	$	%
Cash and due from banks	$141,768	$89,923	$51,845	58%
Total securities	887,020	938,225	(51,205)	(5)
Total loans	3,778,106	3,680,360	97,746	3
Allowance for loan losses	26,997	27,072	(75)	—
Total assets	5,198,878	5,010,766	188,112	4
Total deposits	3,586,153	3,524,048	62,105	2
FHLB advances	956,786	950,722	6,064	1
Total shareholders’ equity	497,825	448,184	49,641	11

Total assets amounted to $5.2 billion at September 30, 2019, up by $188.1 million, or 4%, from the end of 2018. Included in the increase in total assets was the recognition of operating lease right-of-use assets totaling $28.9 million due to the adoption of ASU 2016-02 on January 1, 2019 as disclosed in Note 2 to the Unaudited Consolidated Financial Statements. The remaining increase in total assets reflected increases in total loans and the balance of cash and due from banks, partially offset by a decrease in total securities. The increase in cash and due from banks was largely due to increased levels of cash collateral pledged to derivative counterparties. See Note 9 to the Unaudited Consolidated Financial Statements for additional disclosure regarding derivative financial instruments. Total deposits increased by $62.1 million, or 2%, and FHLB advances increased by $6.1 million, or 1%, from September 30, 2018. Shareholders’ equity amounted to $497.8 million at September 30, 2019, up by $49.6 million from the balance at December 31, 2018. As of September 30, 2019, the Bancorp and the Bank were “well capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

Securities
Investment security activity is monitored by the Investment Committee, the members of which also sit on the Asset/Liability Committee (“ALCO”).  Asset and liability management objectives are the primary influence on the Corporation’s investment activities.  However, the Corporation also recognizes that there are certain specific risks inherent in investment portfolio activity.  The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies that provide limitations on specific risk factors such as market risk, credit risk and concentration, liquidity risk and operational risk to help monitor risks associated with investing in securities.  Reports on the activities conducted by Investment Committee and the ALCO are presented to the Board of Directors on a regular basis.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. The Corporation reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. The Corporation also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, the Corporation periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2019 and December 31, 2018, the Corporation did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$197,324	22%	$242,683	26%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	664,905	76	660,793	72
Obligations of states and political subdivisions	—	—	937	—
Individual name issuer trust preferred debt securities	12,421	1	11,772	1
Corporate bonds	12,370	1	11,625	1
Total available for sale debt securities	$887,020	100%	$927,810	100%

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Held to Maturity Debt Securities:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$—	—%	$10,415	100%
Total held to maturity debt securities	$—	—%	$10,415	100%

As noted above, the securities portfolio is managed to generate interest income, for interest rate risk management purposes, and to provide an available source of liquidity for balance sheet management. Debt securities totaling $82.8 million and $127.8 million, respectively, were purchased during the nine months ended September 30, 2019 and 2018. The 2019 purchases had a weighted average yield of 3.61%, while the 2018 purchases had a weighted average yield of 3.34%. In 2019, the purchases were partially offset by routine principal pay-downs on mortgage-backed securities, calls, maturities and the sale of one debt security.

As disclosed in Note 2 to the Unaudited Consolidated Financial Statements, on January 1, 2019, the Corporation adopted the provisions of ASU 2017-12. As permitted by ASU 2017-12, debt securities classified as held to maturity with an amortized cost of $10.4 million and a fair value of $10.3 million were reclassified to available for sale upon the adoption date.

The securities portfolio stood at $887.0 million as of September 30, 2019, or 17% of total assets, compared to $938.2 million as of December 31, 2018, or 19% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As of September 30, 2019, the net unrealized gain position on securities available for sale amounted to $4.2 million compared to a net unrealized loss position of $22.0 million on securities available for sale and held to maturity as of December 31, 2018. These net positions included gross unrealized losses of $5.4 million and $24.4 million, respectively, of as September 30, 2019 and December 31, 2018. The decrease in gross unrealized losses in 2019 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and largely attributable to relative changes in interest rates since the time of purchase. See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

Management's Discussion and Analysis

Loans
Total loans amounted to $3.8 billion at September 30, 2019, up by $97.7 million, or 3%, from the end of 2018, largely due to growth in commercial real estate loans.

The following is a summary of loans:

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,517,320	40%	$1,392,408	38%
Commercial & industrial (2)	566,426	15	620,704	17
Total commercial	2,083,746	55	2,013,112	55
Residential Real Estate:
Residential real estate (3)	1,378,518	36	1,360,387	37
Consumer:
Home equity	294,250	8	280,626	8
Other (4)	21,592	1	26,235	—
Total consumer	315,842	9	306,861	8
Total loans	$3,778,106	100%	$3,680,360	100%

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

Commercial Loans
The commercial loan portfolio represented 55% of total loans at September 30, 2019.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $394.4 million and $406.4 million, respectively, at September 30, 2019 and December 31, 2018. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
Commercial real estate loans totaled $1.5 billion at September 30, 2019, up by $124.9 million, or 9%, from the balance at December 31, 2018. Included in commercial real estate loans were construction and development loans of $192.1 million and

Management's Discussion and Analysis

$190.9 million, respectively, as of September 30, 2019 and December 31, 2018. For the nine months ended September 30, 2019, commercial real estate loan originations and advances were approximately $265 million, which were partially offset by payoffs.

Commercial real estate loans are secured by a variety of property types, with approximately 90% of the total at September 30, 2019 composed of multi-family dwellings, retail facilities, office buildings, lodging, healthcare facilities, industrial and warehouse properties and commercial mixed use properties. The average commercial real estate loan size was $3.0 million and the largest individual commercial real estate loan outstanding was $26.0 million as of September 30, 2019.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location:

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Rhode Island	$378,337	25%	$377,249	27%
Connecticut	618,262	41	570,116	41
Massachusetts	432,424	28	356,615	26
Subtotal	1,429,023	94	1,303,980	94
All other states	88,297	6	88,428	6
Total	$1,517,320	100%	$1,392,408	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $566.4 million at September 30, 2019, down by $54.3 million, or 9%, from the balance at December 31, 2018. For the nine months ended September 30, 2019, originations were approximately $43 million and were offset by lower line utilization, payoffs and paydowns.

Shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $65.6 million at September 30, 2019. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at September 30, 2019.

The commercial and industrial loan portfolio includes loans to a variety of business types, with 90% of the total at September 30, 2019 composed of health care/social assistance, educational services, manufacturing, owner occupied and other real estate, professional, scientific and technical, retail trade, transportation and warehousing, entertainment and recreation, other services, finance and insurance services, public administration and construction businesses. The average commercial and industrial loan size was $618 thousand and the largest individual commercial and industrial loan outstanding was $19.1 million as of September 30, 2019.

Residential Real Estate Loans
The residential real estate loan portfolio represented 36% of total loans at September 30, 2019.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Management's Discussion and Analysis

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Nine Months
Periods ended September 30,	2019		2018		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio	$105,075	36%	$80,751	40%	$226,508	34%	$277,070	46%
Originations for sale to the secondary market (1)	189,979	64	119,832	60	437,928	66	330,245	54
Total	$295,054	100%	$200,583	100%	$664,436	100%	$607,315	100%

(1)	Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)	Three Months				Nine Months
Periods ended September 30,	2019		2018		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$25,766	14%	$24,422	18%	$53,548	13%	$82,634	25%
Loans sold with servicing rights released (1)	159,210	86	107,694	82	360,921	87	252,043	75
Total	$184,976	100%	$132,116	100%	$414,469	100%	$334,677	100%

(1)	Includes brokered loans (loans originated for others).

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.4 million and $3.7 million, respectively, as of September 30, 2019 and December 31, 2018. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $573.6 million and $588.5 million, respectively, as of September 30, 2019 and December 31, 2018.

Residential real estate loans held in portfolio amounted to $1.4 billion at September 30, 2019, up by $18.1 million from the balance at December 31, 2018. While year-over-year residential real estate mortgage loan origination volumes were higher, a lower percentage of residential real estate mortgage loans were originated for retention in portfolio during the three and nine months ended September 30, 2019, compared to the same periods in 2018.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Rhode Island	$347,847	25%	$352,141	26%
Connecticut	142,744	11	141,775	10
Massachusetts	871,309	63	849,435	63
Subtotal	1,361,900	99	1,343,351	99
All other states	16,618	1	17,036	1
Total (1)	$1,378,518	100%	$1,360,387	100%

(1)	Includes residential real estate loans purchased from other financial institutions totaling $106.7 million and $112.9 million, respectively, as of September 30, 2019 and December 31, 2018.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans.

Management's Discussion and Analysis

The consumer loan portfolio totaled $315.8 million at September 30, 2019, up by $9.0 million, or 3%, from December 31, 2018. Home equity lines of credit and home equity loans represented 93% of the total consumer portfolio at September 30, 2019. The Bank estimates that approximately 65% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $14.1 million and $17.6 million, respectively, at September 30, 2019 and December 31, 2018.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Sep 30, 2019	Dec 31, 2018
Commercial:
Commercial real estate	$684	$925
Commercial & industrial	—	—
Total commercial	684	925
Residential Real Estate:
Residential real estate	12,531	9,346
Consumer:
Home equity	1,599	1,436
Other	88	—
Total consumer	1,687	1,436
Total nonaccrual loans	14,902	11,707
Property acquired through foreclosure or repossession, net	4,142	2,142
Total nonperforming assets	$19,044	$13,849

Nonperforming assets to total assets	0.37%	0.28%
Nonperforming loans to total loans	0.39%	0.32%
Total past due loans to total loans	0.38%	0.37%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets increased by $5.2 million from December 31, 2018. This included a net increase of $3.2 million in nonaccrual residential real estate loans and an increase of $2.0 million in property acquired through foreclosure. At September 30, 2019, property acquired through foreclosure consisted of two commercial properties.

Nonaccrual Loans
During the nine months ended September 30, 2019, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Management's Discussion and Analysis

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
For the periods ended September 30,	2019	2018	2019	2018
Balance at beginning of period	$12,867	$11,745	$11,707	$15,211
Additions to nonaccrual status	5,672	2,179	9,216	5,846
Loans returned to accruing status	(597)	(361)	(1,570)	(1,180)
Loans charged-off	(966)	(96)	(1,888)	(889)
Loans transferred to other real estate owned	(2,000)	—	(2,000)	(3,074)
Payments, payoffs and other changes	(74)	(2,658)	(563)	(5,105)
Balance at end of period	$14,902	$10,809	$14,902	$10,809

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2019				December 31, 2018
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$684	$—	$684	0.05%	$—	$925	$925	0.07%
Commercial & industrial	—	—	—	—	—	—	—	—
Total commercial	684	—	684	0.03	—	925	925	0.05
Residential Real Estate:
Residential real estate	4,760	7,771	12,531	0.91	1,509	7,837	9,346	0.69
Consumer:
Home equity	812	787	1,599	0.54	552	884	1,436	0.51
Other	88	—	88	0.41	—	—	—	—
Total consumer	900	787	1,687	0.53	552	884	1,436	0.47
Total nonaccrual loans	$6,344	$8,558	$14,902	0.39%	$2,061	$9,646	$11,707	0.32%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2019.

As of September 30, 2019, the composition of nonaccrual loans was 95% residential and consumer and 5% commercial, compared to 92% and 8%, respectively, at December 31, 2018.

Nonaccrual residential real estate mortgage loans amounted to $12.5 million at September 30, 2019, up by $3.2 million from the end of 2018. As of September 30, 2019, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Rhode Island and Connecticut.  Included in total nonaccrual residential real estate loans at September 30, 2019 were five loans purchased for portfolio and serviced by others amounting to $1.5 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

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

(Dollars in thousands)	Sep 30, 2019	Dec 31, 2018
Accruing troubled debt restructured loans
Commercial:
Commercial & industrial	$—	$4,714
Residential Real Estate:
Residential real estate	359	363
Consumer:
Home equity	—	10
Other	19	21
Total consumer	19	31
Total accruing troubled debt restructured loans	378	5,108

Nonaccrual troubled debt restructured loans
Residential Real Estate:
Residential real estate	$497	$510
Total nonaccrual troubled debt restructured loans	497	510
Total troubled debt restructured loans	$875	$5,618

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

As of September 30, 2019, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

Troubled debt restructured loans decreased by $4.7 million from the end of December 31, 2018 due to the payoff of one accruing commercial and industrial loan that occurred in the second quarter of 2019.

The allowance for loans losses included specific reserves for troubled debt restructurings of $101 thousand and $103 thousand, respectively, at September 30, 2019 and December 31, 2018.

Management's Discussion and Analysis

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$684	0.05%	$1,080	0.08%
Commercial & industrial	1	—	—	—
Total commercial	685	0.03	1,080	0.05
Residential Real Estate:
Residential real estate	11,599	0.84	10,520	0.77
Consumer:
Home equity	1,973	0.67	1,989	0.71
Other	99	0.46	33	0.13
Total consumer	2,072	0.66	2,022	0.66
Total past due loans	$14,356	0.38%	$13,622	0.37%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of September 30, 2019, the composition of past due loans (loans past due 30 days or more) was 95% residential and consumer and 5% commercial, compared to 92% and 8%, respectively, at December 31, 2018. Total past due loans increased by $734 thousand from the end of 2018, as an increase in past due residential real estate loans was partially offset by a decline in past due commercial real estate loans.

Total past due loans included $9.8 million of nonaccrual loans as of September 30, 2019, compared to $8.6 million as of December 31, 2018. All loans 90 days or more past due at September 30, 2019 and December 31, 2018 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2019 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Management has identified approximately $11.7 million in potential problem loans at September 30, 2019, compared to $14.9 million at December 31, 2018. The decrease in potential problem loan from December 31, 2018 was largely due to one commercial real estate loan that was placed on nonaccrual status, partially charged-off and transferred to other real estate owned in 2019. As of September 30, 2019, 98% of the balance of potential problem loans consisted of three commercial relationships and all of these commercial relationships were current with respect to payment terms. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

Management's Discussion and Analysis

The allowance for loan losses is management’s best estimate of incurred losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. The status of nonaccrual loans, past due loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at September 30, 2019 is adequate and consistent with asset quality and credit quality indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

For residential real estate loans and real estate collateral dependent consumer loans that are in the process of collection, valuations are obtained from independent appraisal firms with values determined on an “as is” basis.

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

(Dollars in thousands)	Sep 30, 2019	Dec 31, 2018
Collateral dependent impaired loans (1)	$13,264	$10,466
Impaired loans measured on discounted cash flow method (2)	2,016	6,350
Total impaired loans	$15,280	$16,816

(1)	Net of partial charge-offs of $840 thousand and $289 thousand, respectively, at September 30, 2019 and December 31, 2018.

(2)	Net of partial charge-offs of $262 thousand and $85 thousand, respectively, at September 30, 2019 and December 31, 2018.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	September 30, 2019			December 31, 2018
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$15,280	$321	2.10%	$16,816	$127	0.76%
Loans collectively evaluated for impairment	3,762,826	26,676	0.71	3,663,544	26,945	0.74
Total	$3,778,106	$26,997	0.71%	$3,680,360	$27,072	0.74%

Management's Discussion and Analysis

Loan loss provisions of $400 thousand and $1.6 million, respectively, were charged to earnings for the three and nine months ended September 30, 2019, compared to $350 thousand and $750 thousand, respectively, for the three and nine months ended September 30, 2018. These provisions were based on management’s assessment of loss exposure, as well as loss allocations commensurate with growth and changes in the loan portfolio, including changes in asset quality and credit quality metrics.

Net charge-offs totaled $801 thousand and $1.7 million, respectively, for the three and nine months ended September 30, 2019. This compared to net charge-offs of $15 thousand and $729 thousand, respectively, for the same periods in 2018. The increase in year-to-date net charge-offs was concentrated in residential real estate and consumer home equity.

As of September 30, 2019, the allowance for loan losses was $27.0 million, or 0.71% of total loans, compared to $27.1 million, or 0.74% of total loans, at December 31, 2018.

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The total allowance is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	% (1)	Amount	% (1)
Allocation of Allowance for Loan Losses
Commercial:
Commercial real estate	$16,801	40%	$15,381	38%
Commercial & industrial	3,447	15	5,847	17
Total commercial	20,248	55	21,228	55
Residential Real Estate:
Residential real estate	5,411	36	3,987	37
Consumer:
Home equity	1,013	8	1,603	8
Other	325	1	254	—
Total consumer	1,338	9	1,857	8
Total allowance for loan losses at end of period	$26,997	100%	$27,072	100%

(1)	Percentage of loans outstanding in respective category to total loans outstanding.

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

Management's Discussion and Analysis

The following table presents a summary of deposits:

(Dollars in thousands)			Change
	September 30, 2019	December 31, 2018	$	%
Noninterest-bearing demand deposits	$619,839	$603,216	$16,623	3%
Interest-bearing demand deposits	152,200	178,733	(26,533)	(15)
NOW accounts	478,462	466,568	11,894	3
Money market accounts	749,122	646,878	102,244	16
Savings accounts	362,868	373,545	(10,677)	(3)
Time deposits (in-market)	792,941	778,105	14,836	2
Total in-market deposits	3,155,432	3,047,045	108,387	4
Wholesale brokered time deposits	430,721	477,003	(46,282)	(10)
Total deposits	$3,586,153	$3,524,048	$62,105	2%

Total deposits amounted to $3.6 billion at September 30, 2019, up by $62.1 million, or 2%, from December 31, 2018. This included a decrease of $46.3 million of out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $108.4 million, or 4%, from the balance at December 31, 2018, largely due to an increase of $102.2 million in money market accounts.

FHLB Advances
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances totaled $956.8 million at September 30, 2019, up by $6.1 million, or 1%, from the balance at the end of 2018.

See Note 7 to the Unaudited Consolidated Financial Statements for additional information regarding the October 2019 modification of certain FHLB advances.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 59% of total average assets in the nine months ended September 30, 2019.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

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

Management's Discussion and Analysis

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)
	September 30, 2019	December 31, 2018
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$601,520	$628,468
Federal Reserve Bank of Boston (2)	25,070	27,608
Unencumbered investment securities	445,994	493,623
Total	$1,072,584	$1,149,699

(1)
As of September 30, 2019 and December 31, 2018, loans with a carrying value of $2.0 billion and $2.0 billion, respectively, and securities available for sale with carrying values of $262.6 million and $236.7 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.

(2)
As of September 30, 2019 and December 31, 2018, loans with a carrying value of $17.4 million and $22.9 million, respectively, and securities available for sale with a carrying value of $17.2 million and $16.4 million, respectively, were pledged to the FRB resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the nine months ended September 30, 2019.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $37.4 million for the nine months ended September 30, 2019, which was generated by net income of $53.6 million and adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $27.3 million for the nine months ended September 30, 2019, reflecting outflows to fund growth and purchases of loans and purchases of debt securities. These outflows were partially offset by net inflows from maturities, calls, sales and principal payments of securities. For the nine months ended September 30, 2019, net cash provided by financing activities amounted to $42.6 million, with net increases in deposits and FHLB advances, partially offset by the payment of dividends to shareholders. See the Corporation’s Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $497.8 million at September 30, 2019, up by $49.6 million from December 31, 2018, including net income of $53.6 million and an increase of $19.4 million in the accumulated comprehensive income component of shareholders’ equity, reflecting an increase in the fair value of available for sale debt securities. These increases were partially offset by $26.1 million for dividend declarations.

The Corporation declared a quarterly dividend of 51 cents per share for the three months ended September 30, 2019, compared to 43 cents per share for the same period in 2018.

The ratio of total equity to total assets amounted to 9.58% at September 30, 2019 compared to a ratio of 8.94% at December 31, 2018.  Book value per share at September 30, 2019 and December 31, 2018 amounted to $28.71 and $25.90, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements. Total risk-based capital ratio amounted to 12.94% at September 30, 2019, compared to 12.56% at December 31, 2018. Capital levels exceeded the regulatory minimum levels to be considered “well capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2019 and December 31, 2018, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve of up to 500 basis points, as well as parallel changes in interest rates of up to 400 basis points.  Because income simulations assume that the Corporation’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2019 and December 31, 2018.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to

Management's Discussion and Analysis

have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2019		December 31, 2018
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.67)%	(5.57)%	(3.60)%	(5.30)%
100 basis point rate increase	2.72	0.77	1.94	(0.46)
200 basis point rate increase	6.53	3.52	5.85	2.62
300 basis point rate increase	10.35	5.99	9.75	5.49

The ALCO estimates that the negative exposure of net interest income to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid on deposits.  If market interest rates were to fall and remain lower for a sustained period, certain core savings and time deposit rates could decline more slowly and by a lesser amount than other market interest rates.  Asset yields would likely decline more rapidly than deposit costs as current asset holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market interest rates fall.

The overall positive exposure of net interest income to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles.

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

Mortgage-backed securities and residential real estate loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

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

Management's Discussion and Analysis

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2019 and December 31, 2018 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$1,222	($8,472)
Obligations of states and political subdivisions	—	—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	14,108	(63,966)
Trust preferred debt and other corporate debt securities	(107)	173
Total change in market value as of September 30, 2019	$15,223	($72,265)
Total change in market value as of December 31, 2018	$31,617	($85,191)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2019.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 4, 2019	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 4, 2019	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 4, 2019	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller
(principal accounting officer)