Form 10-K
period 2019-12-31
WASHINGTON TRUST BANCORP INC
filed 2020-02-25
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
	December 31, 2019	or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)
(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2019 was $777,287,665 based on a closing sales price of $52.18 per share as reported on the NASDAQ Stock Market, which includes $36,355,552 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of January 31, 2020 was 17,363,456.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 17, 2020 for the Annual Meeting of Shareholders to be held on April 28, 2020 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2019

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

Some of the factors that might cause these differences include the following: weakness in national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets; volatility in national and international financial markets; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value or outflows of wealth management assets under administration; changes in the value of securities and other assets; reductions in loan demand; changes in loan collectability, default and charge-off rates; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; operational risks, including, but not limited to cybersecurity breaches, fraud, natural disasters and pandemics; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The accounting and reporting policies of Washington Trust conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  At December 31, 2019, Washington Trust had total assets of $5.3 billion, total deposits of $3.5 billion and total shareholders’ equity of $503.5 million.

Lending Activities
Washington Trust’s total loan portfolio amounted to $3.9 billion, or 74% of total assets, at December 31, 2019. The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

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

Commercial Loans
The commercial loan portfolio represented 55% of total loans at December 31, 2019. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks. Washington Trust also participates from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits. Commercial loans fall into two major categories: commercial real estate and commercial and industrial loans.

Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial or residential buildings. Commercial real estate loans frequently involve larger loan balances to single borrowers or groups of related borrowers. The Bank’s commercial real estate loans are secured by a variety of property types, such as multi-family dwellings, retail facilities, office buildings, lodging, healthcare facilities, industrial and warehouse and commercial mixed use properties. At December 31, 2019, commercial real estate loans represented 73% of the total commercial loan portfolio and 40% of the total loan portfolio.

Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable and/or general business assets.  A significant portion of the Bank’s commercial and industrial loan portfolio is also collateralized by real estate.  Commercial and industrial loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. The Bank’s commercial and industrial loan portfolio includes loans to business sectors such as health care/social assistance, educational services, manufacturing, owner-occupied and other real estate, retail trade, professional, scientific and technical, entertainment and recreation, finance and insurance, other services, public administration, transportation and warehousing. At December 31, 2019, commercial and industrial loans represented 27% of the total commercial loan portfolio and 15% of the total loan portfolio.

Residential Real Estate Loans
Washington Trust originates residential real estate mortgages through our residential mortgage lending offices in Rhode Island, eastern Massachusetts and Connecticut. Our mortgage origination business reaches beyond our bank branch network, which is primarily located in Rhode Island.

The residential real estate loan portfolio consists of mortgage and homeowner construction loans secured by one- to four-family residential properties and represented 37% of total loans at December 31, 2019.  Residential real estate loans are primarily originated by commissioned mortgage originator employees. Residential real estate loans are originated both for sale to the secondary market, as well as for retention in the Bank’s loan portfolio.  Loan sales to the secondary market provide funds for additional lending and other banking activities.  Loans originated for sale to the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate loans are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In 2019, residential real estate loan originations for retention in portfolio amounted to $347.4 million, while loans originated for sale to the secondary market, including loans originated in a broker capacity, totaled $598.1 million.

Also included in the residential real estate loan portfolio are purchased mortgage loans secured by one- to four-family residential properties in southern New England and other states. These loans were purchased from other financial institutions and were individually evaluated to Washington Trust’s underwriting standards. As of December 31, 2019, purchased residential mortgages were largely secured by properties located in Massachusetts and represented 10% of the total residential real estate loan portfolio and 4% of the total loan portfolio.

Consumer Loans
The consumer loan portfolio represented 8% of total loans as of December 31, 2019.  Consumer loans include home equity loans and lines of credit and personal installment loans.  Home equity lines and home equity loans represent 94% of the total consumer portfolio at December 31, 2019.  Our home equity line and home equity loan origination activities are conducted primarily in southern New England.  The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

Also included in the consumer loan portfolio are purchased loans to individuals secured by general aviation aircraft. These loans were individually underwritten by us at the time of purchase using standards similar to those employed for self-originated consumer loans. At December 31, 2019, these purchased loans represented 4% of the total consumer loan portfolio and 0.3% of the total loan portfolio.

Deposit Activities
At December 31, 2019, total deposits amounted to $3.5 billion. Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of deposit products with a range of interest rates and terms to consumer, commercial, non-profit and municipal deposit customers.  Washington Trust’s deposit accounts consist of noninterest-bearing demand deposits, interest-bearing demand deposits, NOW accounts, savings accounts, money market accounts and time deposits.  A variety of retirement deposit accounts are offered to customers.  Additional deposit services provided to customers include debit cards, automated teller machines (“ATMs”), telephone banking, internet banking, mobile banking, remote deposit capture and other cash management services. Brokered time deposits from out-of-market institutional sources are also utilized as part of our overall funding strategy.

Washington Trust is a participant in the Demand Deposit Marketplace program, the Insured Cash Sweep program and the Certificate of Deposit Account Registry Service program. Washington Trust uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or certificates of deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of Federal Deposit Insurance Corporation (“FDIC”) insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.

Wealth Management Services
Washington Trust provides a broad range of wealth management services to personal and institutional clients.  These services include investment management; financial planning; personal trust and estate services, including services as trustee, personal representative, custodian and guardian; and settlement of decedents’ estates.  Institutional trust services are also provided, including custody and fiduciary services.  Wealth management services are primarily provided through the Bank and its registered investment adviser subsidiary. See additional information under the caption “Subsidiaries.”

At December 31, 2019, wealth management assets under administration totaled $6.2 billion. These assets are not included in the Consolidated Financial Statements. Washington Trust’s wealth management revenues represented 18% of total revenues in 2019.  A substantial portion of wealth management revenues is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

Investment Security Activities
Washington Trust’s investment securities portfolio amounted to $899.5 million, or 17% of total assets, at December 31, 2019 and is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  At December 31, 2019, the investment securities portfolio consisted of obligations of U.S. government agencies and government-sponsored enterprises, including mortgage-backed securities; individual name issuer trust preferred debt securities; and corporate bonds.

Wholesale Funding Activities
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank utilizes advances from the FHLB to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio.  As a member of the FHLB, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  At December 31, 2019, the Bank had advances payable to the FHLB of $1.1 billion. In addition, the Bank had borrowing capacity remaining of $535.0 million, as well as a $40.0 million unused line of credit with the FHLB at December 31, 2019.  The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

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

The Bank has a registered investment adviser subsidiary, Weston Financial Group, Inc. (“Weston Financial”) that is located in Wellesley, Massachusetts. Weston Financial and its broker-dealer and insurance agency subsidiaries were acquired by the Bancorp in August 2005. Halsey Associates, Inc. (“Halsey”), located in New Haven, Connecticut, operated as a wholly-owned registered investment adviser subsidiary of the Bank since August 2015, when it was acquired by the Bancorp. On October 1, 2019, Halsey was merged into the Bank as a separate department and ceased to be a separate registered investment adviser subsidiary of the Bank. The acquisitions of Weston Financial and Halsey expanded the geographic reach of Washington Trust’s wealth management business.

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

The Bank has other subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  In addition, the Bank has a subsidiary that was formed for the purpose of holding, monitoring and disposing of certain foreclosed properties. The Bank also has a limited liability company subsidiary that serves as a special limited partner responsible for certain administrative functions associated with the Bank’s investment in real estate limited partnerships.

Weston Securities Corporation
WSC is a licensed introducing broker-dealer that offers variable annuities and services 529 College Savings Plans, primarily to Weston Financial clients.

Market Area
Washington Trust’s headquarters and main office is located in Westerly in Washington County, Rhode Island.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2019, the Bank had 10 branch offices located in southern Rhode Island (Washington County), 12 branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut.

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

Washington Trust contends with strong competition both in generating loans and attracting deposits.  The primary factors in competing are interest rates, financing terms, fees charged, products offered, personalized customer service, online access to accounts and convenience of branch locations, ATMs and branch hours.  Competition comes from commercial banks, credit unions, savings institutions and internet banks, as well as other non-bank institutions.  Washington Trust faces strong competition from larger institutions with relatively greater resources, broader product lines and larger delivery systems. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank institutions and financial technology companies, greater technological developments in the industry and continued bank regulatory changes.

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

Employees
At December 31, 2019, Washington Trust had 619 employees consisting of 598 full-time and 21 part-time and other employees.  Management considers relations with its employees to be good.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance and a 401(k) plan. Washington Trust maintains a tax-qualified defined benefit pension plan (“qualified pension plan”) for the benefit of certain eligible employees who were hired prior to October 1, 2007. Washington Trust also has non-qualified defined benefit retirement plans to provide supplemental retirement benefits to certain employees, as described in these plans. The defined benefit pension plans were previously amended to freeze benefit accruals after a ten-year transition period ending in December 2023. See Note 16 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	36-38
II.	Investment Portfolio	45-47
III.	Loan Portfolio	47-51, 94
IV.	Summary of Loan Loss Experience	55-59, 102
V.	Deposits	36, 107
VI.	Return on Equity and Assets	28
VII.	Short-Term Borrowings	60, 108

Supervision and Regulation
The following discussion addresses elements of the regulatory framework applicable to Washington Trust.  This regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system and depositors, rather than the shareholders of a bank holding company such as the Bancorp.

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

The Federal Reserve has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.

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

The BHCA also generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks.  However, among other permitted activities, a bank holding company may engage directly or indirectly in, and acquire control of companies engaged in, activities that the Federal Reserve has determined to be closely related to banking or managing and controlling banks, subject to certain notification requirements. In 2005, the Bancorp elected financial holding company status pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”).  As a financial holding company, the Bancorp is authorized to engage in certain financial activities in which a bank holding company that has not elected to be a financial holding company may not engage.  “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  Currently, as a financial holding company, the Bancorp engages, through its subsidiary WSC, in broker-dealer activities pursuant to this authority.

If a financial holding company or any depository institution subsidiary of a financial holding company fails to remain well capitalized and well managed, the Federal Reserve may impose such limitations on the conduct or activities of the financial holding company as the Federal Reserve determines to be appropriate, and the company and its affiliates may not commence any new activity or acquire control of shares of any company engaged in any activity that is authorized particularly for financial holding companies without first obtaining the approval of the Federal Reserve.  The company must also enter into an agreement with the Federal Reserve to comply with all applicable requirements to qualify as a financial holding company. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its non-banking subsidiaries engaged in activities not permissible for a bank holding company.  If an insured depository institution subsidiary of a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act (“CRA”), the financial holding company will be prohibited, until the rating is raised to “satisfactory” or better, from engaging in new activities authorized particularly for financial holding companies or acquiring companies engaged in such activities.

Limitations on Acquisitions of Bancorp Common Stock.  The Change in Bank Control Act prohibits a person or group of persons acting in concert from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction.  Under rebuttable presumptions of control established by the Federal Reserve, the acquisition of control of more than 5% of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve, could constitute the acquisition of control of a bank holding company.

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

Regulation of the Bank
The Bank is subject to the regulation, supervision and examination by the FDIC, the RI Division of Banking and the Connecticut Department of Banking.  The Bank is also subject to various Rhode Island and Connecticut business and banking regulations and the regulations issued by the Consumer Financial Protection Bureau (“CFPB”) (as enforced by the FDIC).  The Federal Reserve may also directly examine the subsidiaries of the Bancorp, including the Bank.

The FDIC, the RI Division of Banking and the Connecticut Department of Banking have the authority to issue cease and desist orders; to terminate issuance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-related parties.

Deposit Insurance.  The deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per depositor.  In 2016, as mandated by the Federal Deposit Insurance Act (the “FDIA”), the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. On September 30, 2018, the DIF reserve ratio reached 1.36%. Small banks, which are generally banks with less than $10 billion in assets, were awarded assessment credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. In 2019, the Bank was awarded FDIC insurance assessment credits totaling approximately $1.1 million. The credits were fully utilized and recorded as a reduction to FDIC deposit insurance costs in the Consolidated Statement of Income for the year ended December 31, 2019.

Deposit premiums are based on assets. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.

The FDIC has the authority to adjust deposit insurance assessment rates at any time.  In addition, under the FDIA, the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2019, the FDIC insurance expense for the Bank was $618 thousand, net of assessment credits that were fully utilized in 2019.

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

Brokered Deposits.  The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amends the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

Community Reinvestment Act.  The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications.  The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  Failure of an institution to receive at least a “satisfactory” rating could inhibit the Bank or the Bancorp from undertaking certain activities, including engaging in activities permitted as a financial holding company under GLBA and acquisitions of other financial institutions.  The Bank has achieved a rating of “satisfactory” on its most recent examination dated July 29, 2019.  Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements.

Lending Restrictions.  Federal law limits a bank’s authority to extend credit to directors and executive officers of the bank or its affiliates and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons.  Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons.  Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

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

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Common equity Tier 1 generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.  Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations.  However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital.  The Bancorp’s currently outstanding trust preferred securities were grandfathered under this rule. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in Tier 1 capital; however, the Bancorp and the Bank were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Bancorp and the Bank made this election.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1 capital, Tier 1 capital and total capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned one of several categories of risk weights based primarily on relative risk.  Under the Federal Reserve’s rules applicable to the Bancorp and the FDIC’s capital rules applicable to the Bank, the Bancorp and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio requirement of 4%. Additionally, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

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

Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve Board’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10% or greater; (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure. The Bancorp is considered “well capitalized” under this definition. A banking organization that qualifies for and elects to use the community bank leverage framework described below will be considered well capitalized as long as it is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.

Section 201 of the Economic Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8% or more than 10%. In November 2019, the federal banking agencies published in the Federal Register a final rule to implement Section 201 of the Economic Growth Act. Under the final rule, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the community bank leverage ratio framework. A community banking organization that qualifies for and elects to use the community bank leverage ratio framework, and that maintains a leverage ratio of greater than 9%, will be considered to have satisfied the risk-based and leverage capital requirements in the capital rules and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9% leverage ratio requirement, generally would still be deemed well capitalized so long as the banking organization maintains a leverage ratio greater than 8%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. The final rule became effective on January 1, 2020.

Safety and Soundness Standard.   Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “-Regulatory Capital Requirements” above.  If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries.  An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of “covered transactions” outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of “covered transactions” of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate.  “Covered transactions” are also subject to certain collateral security requirements. “Covered transactions” as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. If a banking organization elects to use the community bank leverage ratio framework described in “Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above, the banking organization would be required to measure the amount of covered transactions as a percentage of Tier 1 capital, subject to certain adjustments. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.

Consumer Protection Regulation
The Bancorp and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services.  Further, the CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms.  Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.  The FDIC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan and allows borrowers to assert violations of certain provisions of the TILA as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, and in each billing statement, for negative amortization loans and hybrid adjustable rate mortgages. Additionally, CFPB’s qualified mortgage rule (the “QM Rule”), requires creditors, such as Washington Trust, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. The Economic Growth Act included provisions that ease certain requirements related to residential mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.

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

Anti-Money Laundering
The Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving at least $10,000.  In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis.  In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.  In addition, under the USA PATRIOT

Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

Office of Foreign Assets Control.  The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others.  These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms.  Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities.  Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal and reputational consequences for Washington Trust.

Regulation of Other Activities
Registered Investment Adviser and Broker-Dealer. WSC is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).  WSC is subject to extensive regulation, supervision, and examination by the U.S. Securities and Exchange Commission (“SEC”), FINRA and the Commonwealth of Massachusetts. WSC is a licensed introducing broker-dealer that offers variable annuities and services 529 College Savings Plans, primarily to Weston Financial clients.

Weston Financial is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on registered investment advisers, including compliance with the anti-fraud provisions of the Advisers Act and fiduciary duties arising out of those provisions. Weston Financial must maintain a compliance program reasonably designed to prevent violations of the Advisers Act and are also subject to recordkeeping, operational and disclosure obligations.

Employee Retirement Income Security Act of 1974.  The Bank and Weston Financial are each also subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, to the extent it is a “fiduciary” under ERISA with respect to some of its clients.  ERISA and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”) impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of the Bank or Weston Financial, as applicable, as well as certain transactions by the fiduciaries (and several other related parties) to such plans.

The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Weston Financial from conducting business in the event it fails to comply with such laws and regulations.  Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines.

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
A deterioration in the economy or increased levels of unemployment, downside economic shocks, or a return to recessionary economic conditions could lead to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price.
We primarily serve individuals and businesses located in southern New England, and a substantial portion of our loans are secured by properties in southern New England. The real estate collateral securing the Bank’s loans provides an alternate source of repayment in the event of default by the borrower. A weakening or deterioration in the economy of southern New England, including as a result of, among other things, real or threatened acts of war, natural disasters and adverse weather, could result in the following consequences:

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

Fluctuations in interest rates may impair the Bank’s business.
The Bank’s earnings and financial condition are largely dependent on net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities.
When interest rates increase, loan prepayments generally decline and depositors shift funds from accounts that have a comparatively lower cost, such as regular savings accounts, to accounts with a higher cost, such as certificates of deposit. When interest rates decrease, loan prepayments and the receipt of payments on mortgage-backed securities generally increase, and may result in the proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Changes in interest rates can also affect the value of loans and investment securities. Fixed-rate investment securities, mortgage-backed securities and mortgage loans typically decline in value as interest rates rise.

The Bank has adopted asset and liability management policies to mitigate the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments, funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.

Our loan portfolio includes commercial loans, which are generally riskier than other types of loans.
At December 31, 2019, commercial loans represented 55% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if our portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

We may experience losses and expenses if security interests granted for loans are not enforceable.
When Washington Trust makes loans it sometimes obtains liens, such as real estate mortgages or other asset pledges, to provide Washington Trust with a security interest in collateral. If there is a loan default, Washington Trust may seek to foreclose upon collateral and enforce the security interests to obtain repayment and eliminate or mitigate the Corporation's loss. Drafting errors, recording errors, other defects or imperfections in the security interests granted to Washington Trust and/or changes in law may render liens granted to the Washington Trust unenforceable. The Corporation may incur losses or expenses if security interests granted to Washington Trust are not enforceable.

Our allowance for loan losses may not be adequate to cover actual loan losses, and an increase in the allowance for loan losses will adversely affect our earnings.
We maintain an allowance for loan losses based on available information, including, but not limited to, the quality and collectability of the loan portfolio, the creditworthiness of borrowers, certain economic conditions, the value of the underlying collateral and the level of nonaccrual and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, changes to previous assumptions, or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional expense. A problem with one or more loans could require Washington Trust to significantly increase the level of its allowance for loan losses. Federal and state regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.

See Note 2 to the Consolidated Financial Statements for additional information regarding the January 1, 2020 adoption of a new accounting standard for determining the amount of the allowance for credit losses. Additionally, the new standard could produce higher volatility in future provisions for credit losses than our current process and could adversely impact our results of operations.

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

We are subject to liquidity risk, which could negatively affect our funding levels.
Market conditions or other events could negatively affect our access to or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences.
Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on higher cost borrowings as a source of funds in the future or otherwise reduce its loan growth or pursue loan sales. Higher funding costs reduce our net interest margin, net interest income and net income.

In addition, significant components of our liquidity needs are met through our access to funding pursuant to our membership in the FHLB. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB is to obtain funding. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. Any deterioration in the FHLB’s performance or financial condition may affect our ability to access funding and/or require Washington Trust to deem the required investment in FHLB stock to be impaired. If we are not able to access funding through the FHLB, we may not be able to meet our liquidity needs, which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in FHLB stock impaired, such action could have an adverse effect on our financial condition or results of operations.

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

Holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future. The Federal Reserve has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the FDIC has the authority to use its enforcement powers to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Item, “Business-Supervision and Regulation-Dividend Restrictions” and “Business-Supervision and Regulation-Capital Adequacy and Safety and Soundness-Regulatory Capital Requirements.”

We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have a material adverse effect on our operations.
We are subject to extensive federal and state regulation and supervision. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; the manner in which we conduct mortgage banking activities; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The FDIC and the banking divisions or departments of states in which we are licensed to do business have the power to issue consent orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. In addition, Weston Financial, a registered investment advisor subsidiary, is subject to regulation under federal and state securities laws and fiduciary laws. These and other restrictions limit the manner in which we may conduct business and obtain financing.

The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could adversely and materially impact us. Such changes could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter or registration as an investment adviser, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See “Business-Supervision and Regulation.”

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

We may become subject to enforcement actions even though noncompliance was inadvertent or unintentional.
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

We face significant legal risks, both from regulatory investigations and proceedings, and from private actions brought against us.
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
We became subject to new capital requirements in 2015. These new standards, which are now fully phased-in, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases.

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

Uncertainty about the replacement of LIBOR may adversely affect our business, financial condition, and results of operations.
LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including funding sources, adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks. These LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve. Other financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Some of the Corporation’s assets and liabilities are indexed to LIBOR. The Corporation is evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but is not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on the Corporation’s business, financial condition, or results of operations.

Market changes or economic downturns may adversely affect demand for our fee-based services and level of wealth management assets under administration.
Economic downturns could affect the volume of income earned from, and demand for, fee-based services. Revenues from wealth management services depend in large part on the level of assets under administration, which are primarily marketable securities. Market volatility that results in clients liquidating investments, as well as lower asset values, can reduce the level of assets under management and administration and decrease the Corporation's wealth management revenues, which could materially adversely affect the Corporation's results of operations.

In addition, revenues from mortgage banking activities are largely dependent on mortgage origination volume and sales volume. Changes in interest rates and the condition of housing markets could adversely impact the volume of residential mortgage originations, sales and related mortgage banking activities.

Our wealth management business is highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.
We offer wealth management services through the Bank and Weston Financial. Weston Financial is a registered investment adviser under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. We are also subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 to 60 days’ notice. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft or terrorist activity. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of third-party service providers to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. We also review and assess the cyber-security risk of our third-party service providers. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

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

Our business may be adversely affected if we fail to adapt our products and services to evolving industry standards and consumer preferences.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.

We may incur significant losses as a result of ineffective risk management processes and strategies.
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes.

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
We compete with financial and non-financial services firms, including traditional banks, online banks, financial technology companies, and investment management and wealth advisory firms, including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms. These companies compete on the basis of, among other factors, size, location, quality and type of products and services offered, price, technology, brand recognition and reputation. Emerging technologies have the potential to further intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow, save and invest money. Many of these non-financial services competitors have fewer regulatory constraints and may have lower cost structures than we do. Our long-term success depends on our ability to develop and execute strategic plans and initiatives; to develop competitive products and technologies; and to attract, retain and develop a highly skilled employee workforce. Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

We may be unable to attract and retain key personnel.
Our success depends, in large part, on our ability to attract and retain key personnel. Certain key personnel that have regular direct contact with customers and clients often build strong relationships that are important to our business. In addition, the Corporation relies on key personnel to manage and operate its business, including major revenue producing functions, such as loan and deposit generation and wealth management services. Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that we depend upon for success. Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation, including with respect to the structure of incentive compensation. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Also, the loss of key personnel could jeopardize our relationships with customers and clients and could lead to the loss of accounts. Losses of such accounts could have a material adverse impact on our business.

Natural disasters, acts of terrorism and other external events could harm our business.
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, or pandemics could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

The performance of our securities portfolio in difficult market conditions could have adverse effects on our results of operations.
Under GAAP, we are required to review our securities portfolio periodically for the presence of other-than-temporary impairment, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold securities until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to the results of operations in the period in which the impairment occurs. Market volatility may make it difficult to value certain securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

If we are required to write-down goodwill or other intangible assets recorded in connection with our acquisitions, our profitability would be negatively impacted.
Under GAAP, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill or other identifiable intangible assets. Goodwill must be evaluated for impairment at least annually.  Long-lived intangible assets are amortized and are tested for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset or asset group may not be recoverable. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. Write-downs of the amount of any impairment, if necessary, would be charged to the results of operations in the period in which the impairment occurs.  There can be no assurance that future evaluations of goodwill or intangible assets will not result in findings of impairment and related write-downs, which would have an adverse effect on our financial condition and results of operations.

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

In 2016, the FASB released a new accounting standard for determining the amount of the allowance for credit losses (“ACL”). The new accounting standard will be effective for reporting periods beginning January 1, 2020 and will be a significant change from the accounting standard in effect for prior reporting periods. The new accounting standard requires the ACL to be calculated based on current expected credit losses over the full remaining expected life of the financial assets rather than losses inherent in the portfolio as of a point in time. Upon adoption of this new accounting standard, we expect to recognize increases in the ACL on loans and in the ACL on off-balance sheet credit exposures, and a one-time net of tax cumulative-effect adjustment that decreases retained earnings. The Corporation also plans to elect the regulatory capital transition relief issued by the FDIC to provide banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital resulting from the adoption of this new accounting standard. See Note 2 to the Consolidated Financial Statements.

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
We are subject to tax law changes that could impact our effective income tax rate and our net deferred tax assets. Tax law changes may or may not be retroactive to previous periods and could negatively affect our current and future financial performance. Our net deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. The Corporation assesses the deferred tax assets periodically to determine the likelihood of the Corporation’s ability to realize the benefits. Management judgment is required in determining the appropriate recognition and valuation of deferred tax assets and liabilities, including projections of future taxable income, as well as the character of that income. A change in statutory tax rates may result in a decrease or increase to the Corporation’s deferred tax assets. A decrease in the Corporation’s deferred tax assets could have a material adverse effect on the Corporation’s results of operations or financial condition.

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
The price of our common stock can fluctuate widely in response to a variety of factors. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly. Some of the factors that could cause fluctuations or declines in the price of our common stock include, but are not limited to, actual or anticipated variations in reported operating results, recommendations by securities analysts, the level of trading activity in our common stock, new services or delivery systems offered by competitors, business combinations involving our competitors, operating and stock price performance of companies that investors deem to be comparable to Washington Trust, news reports relating to trends or developments in the financial, credit, mortgage and housing markets as well as the financial services industry, and changes in government regulations.

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
Provisions of Rhode Island law, our articles of incorporation and by-laws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 2.  Properties.
Washington Trust’s headquarters and main office is located at 23 Broad Street, in Westerly, in Washington County, Rhode Island.

As of December 31, 2019, Washington Trust conducts business from 10 branch offices located in southern Rhode Island (Washington County), 12 branch offices located in the greater Providence area in Rhode Island and one branch office located in southeastern Connecticut.

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

At December 31, 2019, nine of the Corporation’s facilities were owned, twenty-five were leased and one branch office was owned on leased land.  Lease expiration dates range from four months to twenty-one years, with additional renewal options on certain leases ranging from one to five years.  In addition, the Bank has one owned offsite-ATM in a leased space. All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bancorp’s common stock trades on the NASDAQ Stock Market under the symbol WASH. At January 31, 2020, there were 1,543 holders of record of the Bancorp’s common stock.

The Bancorp (including the Bank prior to 1984) has recorded consecutive quarterly dividends for over 100 years. Since the Bancorp’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable government policies and regulations, and other such matters the Board of Directors deems appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Bancorp did not repurchase any shares during the fourth quarter of 2019.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) from December 31, 2014 to December 31, 2019. The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2014.  The total return assumes reinvestment of dividends.

The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Corporation is not responsible for any errors or omissions in such information.

For the period ending December 31,	2014	2015	2016	2017	2018	2019
Washington Trust Bancorp, Inc.	$100.00	$101.85	$149.57	$146.27	$134.93	$158.81
NASDAQ Bank Stocks	$100.00	$106.63	$143.97	$149.03	$122.35	$148.32
NASDAQ Stock Market (U.S.)	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49

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

Selected Financial Data	(Dollars in thousands, except per share amounts)
At or for the years ended December 31,	2019	2018	2017	2016	2015
Financial Results:
Interest and dividend income	$197,663	$176,407	$149,586	$133,470	$125,750
Interest expense	64,249	44,117	30,055	22,992	21,768
Net interest income	133,414	132,290	119,531	110,478	103,982
Provision for loan losses	1,575	1,550	2,600	5,650	1,050
Net interest income after provision for loan losses	131,839	130,740	116,931	104,828	102,932
Noninterest income	67,080	62,114	64,809	65,129	58,340
Noninterest expense	110,740	106,162	104,100	101,103	96,929
Income before income taxes	88,179	86,692	77,640	68,854	64,343
Income tax expense	19,061	18,260	31,715	22,373	20,878
Net income	$69,118	$68,432	$45,925	$46,481	$43,465

Net income available to common shareholders	$68,979	$68,288	$45,817	$46,384	$43,339
Per Share Information ($):
Earnings per common share:
Basic	3.98	3.95	2.66	2.72	2.57
Diluted	3.96	3.93	2.64	2.70	2.54
Cash dividends declared (1)	2.00	1.76	1.54	1.46	1.36
Book value	29.00	25.90	23.99	22.76	22.06
Market value - closing stock price	53.79	47.53	53.25	56.05	39.52
Performance Ratios (%):
Return on average assets	1.34	1.46	1.04	1.16	1.19
Return on average equity (2)	14.34	16.20	11.23	11.94	11.97
Net interest margin (3)	2.77	3.01	2.93	3.02	3.12
Equity to assets	9.51	8.94	9.12	8.92	9.95
Dividend payout ratio (4)	50.51	44.78	58.33	54.07	53.54
Asset Quality Ratios (%):
Total past due loans to total loans	0.40	0.37	0.59	0.76	0.58
Nonaccrual loans to total loans	0.45	0.32	0.45	0.68	0.70
Nonperforming assets to total assets	0.35	0.28	0.34	0.53	0.58
Allowance for loan losses to nonaccrual loans	155.18	231.25	174.14	117.89	128.61
Allowance for loan losses to total loans	0.69	0.74	0.79	0.80	0.90
Net charge-offs to average loans	0.04	0.03	0.06	0.21	0.07
Capital Ratios (%):
Total risk-based capital ratio	12.94	12.56	12.45	12.26	12.58
Tier 1 risk-based capital ratio	12.23	11.81	11.65	11.44	11.64
Common equity Tier 1 capital ratio	11.65	11.20	10.99	10.75	10.89
Tier 1 leverage capital ratio	9.04	8.89	8.79	8.67	9.37

(1)	Represents historical per share dividends declared by the Bancorp.

(2)	Net income available to common shareholders divided by average equity.

(3)	Fully taxable equivalent net interest income as a percentage of average-earning assets.

(4)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Financial Data	(Dollars in thousands)
December 31,	2019	2018	2017	2016	2015
Assets:
Cash and cash equivalents	$138,455	$93,475	$82,923	$107,797	$97,631
Mortgage loans held for sale	27,833	20,996	26,943	29,434	38,554
Total securities	899,490	938,225	793,495	755,545	395,067
Federal Home Loan Bank stock, at cost	50,853	46,068	40,517	43,129	24,316
Loans:
Total loans	3,892,999	3,680,360	3,374,071	3,234,371	3,013,127
Less allowance for loan losses	27,014	27,072	26,488	26,004	27,069
Net loans	3,865,985	3,653,288	3,347,583	3,208,367	2,986,058
Investment in bank-owned life insurance	82,490	80,463	73,267	71,105	65,501
Goodwill and identifiable intangible assets	71,127	72,071	73,049	74,234	75,519
Other assets	156,426	106,180	92,073	91,504	88,958
Total assets	$5,292,659	$5,010,766	$4,529,850	$4,381,115	$3,771,604
Liabilities:
Deposits:
Noninterest-bearing deposits	$609,924	$603,216	$578,410	$521,165	$475,398
Interest-bearing deposits	2,888,958	2,920,832	2,664,297	2,542,587	2,458,857
Total deposits	3,498,882	3,524,048	3,242,707	3,063,752	2,934,255
FHLB advances	1,141,464	950,722	791,356	848,930	378,973
Junior subordinated debentures	22,681	22,681	22,681	22,681	22,681
Other liabilities	126,140	65,131	59,822	54,948	60,307
Total shareholders’ equity	503,492	448,184	413,284	390,804	375,388
Total liabilities and shareholders’ equity	$5,292,659	$5,010,766	$4,529,850	$4,381,115	$3,771,604

Asset Quality:
Nonaccrual loans	$17,408	$11,707	$15,211	$22,058	$21,047
Property acquired through foreclosure or repossession	1,109	2,142	131	1,075	716
Total nonperforming assets	$18,517	$13,849	$15,342	$23,133	$21,763

Wealth Management Assets:
Market value of assets under administration	$6,235,801	$5,910,814	$6,714,637	$6,063,293	$5,844,636

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

Information pertaining to 2017 was included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, starting on page 55 under Part II, Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which was filed with the SEC on February 26, 2019.

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

Management's Discussion and Analysis

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

As of December 31, 2019, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

Valuation of Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the purchase price over the net fair value of the acquired businesses. Goodwill is not amortized, but is tested for impairment at the reporting unit level, defined as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform an impairment test.

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

The annual quantitative assessment of goodwill for the two reporting units (Commercial Banking and Wealth Management Services) was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”).  The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value.  The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.  The results of the income approach and the market approach were weighted equally.  The results of the 2019 annual quantitative impairment analysis indicated that the remaining fair value significantly exceeded the carrying value for both reporting units.

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

Management's Discussion and Analysis

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

When there are events or circumstances that occur indicating that the carrying amount of the Corporation’s intangible assets may not be recoverable, the Corporation tests each of the intangibles by comparing the carrying value of the intangible asset to the sum of undiscounted cash flows expected to be generated by the asset. As of December 31, 2019, the carrying value of intangible assets was deemed to be recoverable.

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

Assessment of Investment Securities for Impairment
Securities available for sale are carried at fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity.  The fair values of securities may be based on either quoted market prices or third party pricing services. When the fair value of an investment security is less than its amortized cost basis, the Corporation assesses whether the decline in value is other-than-temporary.  The Corporation considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in the value subsequent to the reporting date, forecasted performance of the issuer, changes in the dividend or interest payment practices of the issuer, changes in the credit rating of the issuer or the specific security and the general market condition in the geographic area or industry in which the issuer operates.

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

There were no other-than-temporary impairment losses recognized for the year ended December 31, 2019.

Management's Discussion and Analysis

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

See Note 16 to the Consolidated Financial Statements for additional information.

Overview
The Corporation offers a comprehensive product line of banking and financial services to individuals and businesses, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut; its ATMs; telephone banking; mobile banking and its internet website (www.washtrust.com).

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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service.

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

Interest rate risk is the risk of loss to future earnings due to changes in interest rates. It exists because the repricing frequency and magnitude of interest-earning assets and interest-bearing liabilities are not identical. Liquidity risk is the risk that the Corporation will not have the ability to generate adequate amounts of cash in the most economical way for it to meet its maturing liability obligations and customer loan demand. For detailed disclosure regarding liquidity management, asset/liability management and interest rate risk, see “Liquidity and Capital Resources” and “Asset/Liability Management and Interest Rate Risk” sections below.

Management's Discussion and Analysis

Price and market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices, such as equity prices. Interest rate risk, discussed above, is the most significant market risk to which the Corporation is exposed. The Corporation is also exposed to financial market risk and housing market risk.

Compliance risk represents the risk of regulatory sanctions or financial loss resulting from the failure to comply with laws, rules and regulations and standards of good banking practice. Activities which may expose the Corporation to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, adherence to all applicable laws and regulations and employment and tax matters.

Strategic and reputation risk represent the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess existing and new opportunities and threats in business, markets and products.

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

Management's Discussion and Analysis

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)			Change
Years Ended December 31,	2019	2018	$	%
Net interest income	$133,414	$132,290	$1,124	1%
Noninterest income	67,080	62,114	4,966	8
Total revenues	200,494	194,404	6,090	3
Provision for loan losses	1,575	1,550	25	2
Noninterest expense	110,740	106,162	4,578	4
Income before income taxes	88,179	86,692	1,487	2
Income tax expense	19,061	18,260	801	4
Net income	$69,118	$68,432	$686	1%

The following table presents a summary of performance metrics and ratios:

Years Ended December 31,	2019	2018
Diluted earnings per common share	$3.96	$3.93
Return on average assets (net income divided by average assets)	1.34%	1.46%
Return on average equity (net income available for common shareholders divided by average equity)	14.34%	16.20%
Net interest income as a percentage of total revenues	67%	68%
Noninterest income as a percentage of total revenues	33%	32%

Net income totaled $69.1 million in 2019, compared to $68.4 million in 2018. Income before income taxes for 2019 increased by $1.5 million, or 2%, from 2018. This largely reflected increased mortgage banking activities and loan related derivative transactions, as well as growth in net interest income, partially offset by lower wealth management revenues and increased salaries and employee benefits expense and outsourced services expense.

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

Years ended December 31,	2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$85,447	$1,667	1.95%	$53,264	$1,017	1.91%
Mortgage loans held for sale	30,928	1,237	4.00	28,360	1,212	4.27
Taxable debt securities	947,875	26,367	2.78	832,374	21,816	2.62
Nontaxable debt securities	450	23	5.11	1,540	78	5.06
Total securities	948,325	26,390	2.78	833,914	21,894	2.63
FHLB stock	47,761	2,855	5.98	43,530	2,369	5.44
Commercial real estate	1,481,116	68,193	4.60	1,247,068	55,239	4.43
Commercial & industrial	596,451	28,545	4.79	627,485	29,845	4.76
Total commercial	2,077,567	96,738	4.66	1,874,553	85,084	4.54
Residential real estate	1,368,824	54,932	4.01	1,296,389	51,233	3.95
Home equity	286,767	14,011	4.89	283,868	13,461	4.74
Other	23,153	1,137	4.91	28,661	1,402	4.89
Total consumer	309,920	15,148	4.89	312,529	14,863	4.76
Total loans	3,756,311	166,818	4.44	3,483,471	151,180	4.34
Total interest-earning assets	4,868,772	198,967	4.09	4,442,539	177,672	4.00
Noninterest-earning assets	300,549			239,327
Total assets	$5,169,321			$4,681,866
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$144,836	$2,537	1.75%	$112,792	$1,231	1.09%
NOW accounts	469,540	310	0.07	455,823	422	0.09
Money market accounts	693,921	7,713	1.11	665,690	4,393	0.66
Savings accounts	365,927	272	0.07	372,269	233	0.06
Time deposits (in-market)	794,124	16,056	2.02	684,571	10,208	1.49
Total interest-bearing in-market deposits	2,468,348	26,888	1.09	2,291,145	16,487	0.72
Wholesale brokered time deposits	461,862	10,213	2.21	432,205	7,688	1.78
Total interest-bearing deposits	2,930,210	37,101	1.27	2,723,350	24,175	0.89
FHLB advances	1,015,914	26,168	2.58	854,398	19,073	2.23
Junior subordinated debentures	22,681	980	4.32	22,681	869	3.83
Total interest-bearing liabilities	3,968,805	64,249	1.62	3,600,429	44,117	1.23
Non-interest bearing demand deposits	615,049			596,829
Other liabilities	104,463			63,102
Shareholders’ equity	481,004			421,506
Total liabilities and shareholders’ equity	$5,169,321			$4,681,866
Net interest income (FTE)		$134,718			$133,555
Interest rate spread			2.47%			2.77%
Net interest margin			2.77%			3.01%

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2019	2018
Commercial loans	$1,299	$1,248
Nontaxable debt securities	5	17
Total	$1,304	$1,265

Net Interest Income
Net interest income, the primary source of our operating income, totaled $133.4 million and $132.3 million, respectively, for 2019 and 2018. Net interest income is affected by the level of, and changes in, interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on a FTE basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans may be impacted by the periodic recognition of prepayment penalty income associated with loan payoffs. For 2019 income associated with loan payoffs and prepayment penalties amounted to $405 thousand, compared to $847 thousand in 2018. The analysis of net interest income, net interest margin and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. As market interest rates decline (as they did in the latter portion of 2019), loan prepayments and the receipt of payments on mortgage-backed securities generally increase. This results in accelerated levels of amortization reducing net interest income and may also result in the proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. As noted in the Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans amounted to $4.5 million in 2019, up by $1.6 million from 2018.

FTE net interest income in 2019 amounted to $134.7 million, up by $1.2 million, or 1%, from 2018. Growth in average interest-earning assets, net of increased average interest-bearing liability balances, contributed approximately $9.3 million of additional net interest income in 2019. This was partially offset by higher funding costs out-pacing higher asset yields, which reduced net interest income by $8.1 million in 2019. Excluding the impact of prepayment penalty income associated with loans payoffs from each period, net interest income for 2019 increased by $1.6 million, or 1%, from 2018.

The net interest margin was 2.77% in 2019, down by 24 basis points from 3.01% in 2018. Compression in net interest margin resulted from the upward repricing of liabilities occurring at a faster pace than the increase in asset yields. Excluding the impact of income associated with loan payoffs and prepayment penalties from each period, the net interest margin was 2.76% in 2019, down by 23 basis points from 2.99% in 2018.

Total average securities for 2019 increased by $114.4 million, or 14%, from the average balance for 2018. Debt obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, totaling $206.3 million and $251.8 million, respectively, were purchased in 2019 and 2018. The 2019 purchases had a weighted average yield of 3.12%, while the 2018 purchases had a weighted average yield of 3.59%. The FTE rate of return on securities was 2.78% in 2019, up by 15 basis points from 2.63% in 2018, reflecting purchases of relatively higher yielding debt securities.

Total average loans increased by $272.8 million, or 8%, from the average balance for 2018, primarily due to growth in average commercial real estate and residential real estate loan balances. The yield on total loans in 2019 was 4.44%, up by 10 basis points from 4.34% in 2018. Excluding the impact of prepayment penalty income associated with loans payoffs from each period, the yield on total loans was 4.43% in 2019, up by 11 basis points from 4.32% in 2018. Yields on LIBOR-based and prime-based loans reflected higher market interest rates.

Management's Discussion and Analysis

The average balance of FHLB advances for 2019 increased by $161.5 million, or 19%, compared to the average balance for 2018. The average rate paid on such advances in 2019 was 2.58%, up by 35 basis points from 2.23% in 2018, due to relatively higher rates on short-term advances.

Included in total average interest-bearing deposits were out-of-market brokered time deposits, which increased by $29.7 million, or 7%, from 2018. The average rate paid on wholesale brokered time deposits in 2019 was 2.21%, up by 43 basis points from 1.78% in 2018, as maturities were replaced with wholesale brokered time deposits with relatively higher rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, increased by $177.2 million, or 8%, from the average balance in 2018, largely due to growth in time deposits. The average rate paid on in-market interest-bearing deposits in 2019 was 1.09%, up by 37 basis points from 0.72% in 2018, largely reflecting higher rates paid on promotional time deposits, as well as competitive pricing on money market accounts and interest-bearing demand deposits.

The average balance of noninterest-bearing demand deposits for 2019 increased by $18.2 million, or 3%, from the average balance for 2018.

Management's Discussion and Analysis

Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Changes Due To
Years Ended December 31, 2019 vs. 2018	Volume	Rate	Net Change
Interest on interest-earning assets:
Cash, federal funds sold and short-term investments	$628	$22	$650
Mortgage loans held for sale	105	(80)	25
Taxable debt securities	3,160	1,391	4,551
Nontaxable debt securities	(56)	1	(55)
Total securities	3,104	1,392	4,496
FHLB stock	240	246	486
Commercial real estate	10,755	2,199	12,954
Commercial & industrial	(1,487)	187	(1,300)
Total commercial	9,268	2,386	11,654
Residential real estate	2,908	791	3,699
Home equity	134	416	550
Other	(271)	6	(265)
Total consumer	(137)	422	285
Total loans	12,039	3,599	15,638
Total interest income	16,116	5,179	21,295
Interest on interest-bearing liabilities:
Interest-bearing demand deposits	417	889	1,306
NOW accounts	8	(120)	(112)
Money market accounts	194	3,126	3,320
Savings accounts	(3)	42	39
Time deposits (in-market)	1,815	4,033	5,848
Total interest-bearing in-market deposits	2,431	7,970	10,401
Wholesale brokered time deposits	559	1,966	2,525
Total interest-bearing deposits	2,990	9,936	12,926
FHLB advances	3,877	3,218	7,095
Junior subordinated debentures	—	111	111
Total interest expense	6,867	13,265	20,132
Net interest income (FTE)	$9,249	($8,086)	$1,163

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

Loan loss provisions charged to earnings in both 2019 and 2018 amounted to $1.6 million. These provisions were based on management’s assessment of loss exposure, as well as loan loss allocations commensurate with growth and changes in the loan portfolio and credit quality.

Management's Discussion and Analysis

Net charge-offs totaled $1.6 million, or 0.04% of average loans, in 2019, compared to net charge-offs of $966 thousand, or 0.03% of average loans, in 2018.

The allowance for loan losses was $27.0 million, or 0.69% of total loans, at December 31, 2019, compared to $27.1 million, or 0.74% of total loans, at December 31, 2018. See additional discussion under the caption “Asset Quality” for further information on the allowance for loan losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2019	2018	$	%
Noninterest income:
Wealth management revenues	$36,848	$38,341	($1,493)	(4)%
Mortgage banking revenues	14,795	10,381	4,414	43
Card interchange fees	4,214	3,768	446	12
Service charges on deposit accounts	3,684	3,628	56	2
Loan related derivative income	3,993	2,461	1,532	62
Income from bank-owned life insurance	2,354	2,196	158	7
Net realized losses on securities	(53)	—	(53)	100
Other income	1,245	1,339	(94)	(7)
Total noninterest income	$67,080	$62,114	$4,966	8%

Noninterest Income Analysis
Revenue from wealth management services is our largest source of noninterest income, representing 55% of total noninterest income in 2019, compared to 62% in 2018. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2019	2018	$	%
Wealth management revenues:
Asset-based revenues	$35,806	$37,343	($1,537)	(4)%
Transaction-based revenues	1,042	998	44	4
Total wealth management revenues	$36,848	$38,341	($1,493)	(4)%

Wealth management revenues for 2019 decreased by $1.5 million, or 4%, from 2018, due to a decline in asset-based revenues.

Management's Discussion and Analysis

The following table presents the changes in wealth management assets under administration:

(Dollars in thousands)	2019	2018
Wealth management assets under administration (AUA):
Balance at the beginning of period	$5,910,814	$6,714,637
Net investment (depreciation) appreciation & income	1,119,826	(201,176)
Net client asset flows	(836,722)	(602,647)
Other (1)	41,883	—
Balance at the end of period	$6,235,801	$5,910,814

(1)	Represents the classification of certain non-fee generating assets as AUA due to a reporting change in the fourth quarter of 2019.

Wealth management assets under administration (“AUA”) totaled $6.2 billion at December 31, 2019, up by $325.0 million, or 5%, from December 31, 2018, due to financial market appreciation and the addition of new accounts. The average balance of AUA for 2019 decreased by $135.2 million, or 2%, from the average balance for 2018.

Wealth management AUA and related asset-based revenues have been adversely impacted by client outflows largely associated with the departures of certain client-facing personnel in the first quarter of 2018 and two senior counselors at the end of the second quarter of 2019.

Mortgage banking revenues represented 22% of total noninterest income in 2019, compared to 17% for 2018. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2019	2018	$	%
Mortgage banking revenues:
Gains and commissions on loan sales, net (1)	$14,332	$9,748	$4,584	47%
Loan servicing fee income, net (2)	463	633	(170)	(27)
Total mortgage banking revenues	$14,795	$10,381	$4,414	43%

Loans sold to the secondary market (3)	$591,172	$432,939	$158,233	37%

(1)
Includes gains on loan sales, commission income on loans originated for others, servicing right gains, fair value adjustments on mortgage loans held for sale, and fair value adjustments and gains on forward loan commitments.

(2)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.

(3)	Includes brokered loans (loans originated for others).

Mortgage banking revenues in 2019 increased by $4.4 million, or 43%, from 2018, reflecting higher sales volume and an increase in the sales yield on loans sold to the secondary market. Mortgage origination and sales activity increased in 2019 in response to declines in market interest rates.

Loan related derivative income in 2019 increased by $1.5 million, or 62%, from 2018, reflecting higher transactional volume due to increased commercial loan borrower demand for interest rate swap transactions.

Management's Discussion and Analysis

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Years Ended December 31,	2019	2018	$	%
Noninterest expense:
Salaries and employee benefits	$72,761	$69,277	$3,484	5%
Outsourced services	10,598	8,684	1,914	22
Net occupancy	7,821	7,891	(70)	(1)
Equipment	4,081	4,312	(231)	(5)
Legal, audit and professional fees	2,535	2,427	108	4
FDIC deposit insurance costs	618	1,612	(994)	(62)
Advertising and promotion	1,534	1,406	128	9
Amortization of intangibles	943	979	(36)	(4)
Change in fair value of contingent consideration	—	(187)	187	100
Other	9,849	9,761	88	1
Total noninterest expense	$110,740	$106,162	$4,578	4%

Noninterest Expense Analysis
Salaries and employee benefits expense for 2019 increased by $3.5 million, or 5%, from 2018, largely reflecting annual merit increases and volume-related increases in mortgage banking commission expense, partially offset by lower wealth management compensation costs associated with the departure of personnel. Salaries and employee benefits expense was also impacted by one-time incentives bonuses of approximately $450 thousand that were recognized in the first quarter of 2018. There were no such one-time bonuses recognized in 2019.

Outsourced services for 2019 increased by $1.9 million, or 22%, from 2018. Equipment expense for 2019 decreased by $231 thousand, or 5%, from 2018. Both the increase in outsourced services and the decline in equipment expense reflects changes to, and the expansion of, services provided by third party vendors, including software application processing and operational services, as well as volume-related increases in third party processing costs. The year over year comparison of this expense category was also impacted by a one-time third party vendor credit of $300 thousand that was received and recognized as a reduction to outsourced services expense in 2018.

FDIC deposit insurance costs for 2019 decreased by $994 thousand, or 62%, from 2018, due to $1.1 million of FDIC assessment credits recognized in 2019. No additional FDIC assessment credits remain available to us, as the credits awarded were fully utilized in the fourth quarter of 2019.

Income Taxes
The following table presents the Corporation’s income tax expense and effective tax rate for the periods indicated:

(Dollars in thousands)
Years ended December 31,	2019	2018
Income tax expense	$19,061	$18,260
Effective income tax rate	21.6%	21.1%

The effective tax rates differed from the federal rate of 21.0%, primarily due to state income tax expense, partially offset by the benefits of tax-exempt income, income from bank-owned life insurance (“BOLI”), federal tax credits and the recognition of excess tax benefits associated with the settlement of share-based awards. The increase in the effective tax rate in 2019 reflected an increase in state income tax expense and a reduction in excess tax benefits on the settlement of share-based awards.

Management's Discussion and Analysis

The Corporation’s net deferred tax assets amounted to $8.3 million at December 31, 2019, compared to $12.3 million at December 31, 2018. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income. Net deferred tax assets decreased in 2019, reflecting an increase in the deferred tax liability associated with higher net unrealized gains on debt securities available for sale recorded as a component of other comprehensive income.

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2019	2018	$	%
Net interest income	$112,414	$106,668	$5,746	5%
Provision for loan losses	1,575	1,550	25	2
Net interest income after provision for loan losses	110,839	105,118	5,721	5
Noninterest income	27,857	21,509	6,348	30
Noninterest expense	69,147	65,262	3,885	6
Income before income taxes	69,549	61,365	8,184	13
Income tax expense	15,189	13,149	2,040	16
Net income	$54,360	$48,216	$6,144	13%

Net interest income for the Commercial Banking segment increased by $5.7 million, or 5%, from 2018, reflecting growth in and relatively higher yields on loans, partially offset by higher cost of funds on in-market deposits.

Noninterest income derived from the Commercial Banking segment increased by $6.3 million, or 30%, from 2018, largely reflecting higher mortgage banking revenues and loan related derivative income. See additional discussion under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses were up by $3.9 million, or 6%, from 2018, reflecting increases in salaries and employee benefits and outsourced services expenses, partially offset by lower FDIC deposit insurance costs. See additional discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2019	2018	$	%
Net interest expense	($438)	($334)	($104)	31%
Noninterest income	36,856	38,341	(1,485)	(4)
Noninterest expense	27,502	27,723	(221)	(1)
Income before income taxes	8,916	10,284	(1,368)	(13)
Income tax expense	2,308	2,577	(269)	(10)
Net income	$6,608	$7,707	($1,099)	(14%)

Noninterest income for the Wealth Management Services segment was down by $1.5 million, or 4%, compared to 2018, See further discussion of wealth management revenues under the caption “Noninterest Income” above.

Noninterest expenses for the Wealth Management Services segment decreased by $221 thousand, or 1%, compared to 2018, largely reflecting lower salaries and employee benefits expense, partially offset by higher outsourced services expenses.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)			Change
Years Ended December 31,	2019	2018	$	%
Net interest income	$21,438	$25,956	($4,518)	(17%)
Noninterest income	2,367	2,264	103	5
Noninterest expense	14,091	13,177	914	7
Income before income taxes	9,714	15,043	(5,329)	(35)
Income tax expense	1,564	2,534	(970)	(38)
Net income	$8,150	$12,509	($4,359)	(35%)

Net interest income for the Corporate unit was down by $4.5 million, or 17%, compared to 2018. Higher wholesale funding costs were partially offset by increased interest income on debt securities resulting from growth in and relatively higher yields on investment securities.

Noninterest expense for the Corporate unit increased by $914 thousand, or 7%, from 2018, reflecting increases in salaries and employee benefits expense.

Management's Discussion and Analysis

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
December 31,	2019	2018	$	%
Cash and due from banks	$132,193	$89,923	$42,270	47%
Total securities	899,490	938,225	(38,735)	(4)
Total loans	3,892,999	3,680,360	212,639	6
Allowance for loan losses	27,014	27,072	(58)	—
Total assets	5,292,659	5,010,766	281,893	6
Total deposits	3,498,882	3,524,048	(25,166)	(1)
FHLB advances	1,141,464	950,722	190,742	20
Total shareholders’ equity	503,492	448,184	55,308	12

Total assets amounted to $5.3 billion at December 31, 2019, up by $281.9 million, or 6%, from the end of 2018. Included in the increase in total assets was the recognition of operating lease right-of-use assets totaling $28.9 million due to the adoption of ASU 2016-02 on January 1, 2019 as disclosed in Note 2 to the Consolidated Financial Statements. The remaining increase in total assets reflected increases in total loans and the balance of cash and due from banks, partially offset by a decrease in total securities. The increase in cash and due from banks was largely due to increased levels of cash collateral pledged to derivative counterparties. See Note 13 to the Consolidated Financial Statements for additional disclosure regarding derivative financial instruments.

Total deposits decreased by $25.2 million, or 1%, and FHLB advances increased by $190.7 million, or 20%, from December 31, 2018. Shareholders’ equity amounted to $503.5 million at December 31, 2019, up by $55.3 million, or 12%, from the balance at the end of 2018. As of December 31, 2019, the Bancorp and the Bank were “well capitalized.” See Note 12 to the Consolidated Financial Statements for additional discussion on regulatory capital requirements.

Securities
Investment security activity is monitored by the Investment Committee, the members of which also sit on the Asset/Liability Committee (“ALCO”).  Asset and liability management objectives are the primary influence on the Corporation’s investment activities.  However, the Corporation also recognizes that there are certain specific risks inherent in investment activities.  The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies that provide limitations on specific risk factors such as market risk, credit risk and concentration, liquidity risk and operational risk to help monitor risks associated with investing in securities.  Reports on the activities conducted by Investment Committee and the ALCO are presented to the Board of Directors on a regular basis.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed

Management's Discussion and Analysis

or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2019 and 2018, the management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$157,648	18%	$242,683	26%	$157,604	20%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	719,080	80	660,793	72	590,882	76
Obligations of states and political subdivisions	—	—	937	—	2,359	—
Individual name issuer trust preferred debt securities	12,579	1	11,772	1	16,984	2
Corporate bonds	10,183	1	11,625	1	13,125	2
Total available for sale debt securities	$899,490	100%	$927,810	100%	$780,954	100%

(Dollars in thousands)
December 31,	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Held to Maturity Debt Securities:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$—	—%	$10,415	100%	$12,541	100%
Total held to maturity debt securities	$—	—%	$10,415	100%	$12,541	100%
The decline in total securities was due to a higher level of principal pay-downs on mortgage-backed securities, and calls and maturities of debt securities in 2019 in response to the decline in market interest rates in the latter half of 2019.

As disclosed in Note 2 to the Consolidated Financial Statements, on January 1, 2019, the Corporation adopted the provisions of ASU 2017-12. As permitted by ASU 2017-12, debt securities classified as held to maturity with an amortized cost of $10.4 million and a fair value of $10.3 million were reclassified to available for sale upon the adoption date.

The securities portfolio stood at $899.5 million as of December 31, 2019, or 17% of total assets, compared to $938.2 million as of December 31, 2018, or 19% or total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As of December 31, 2019 the net unrealized gain position on securities available for sale amounted to $4.2 million compared to a net unrealized loss position of $22.0 million on securities available for sale and held to maturity as of December 31, 2018. These net positions included gross unrealized losses of $4.9 million and $24.4 million, respectively, as of December 31, 2019 and December 31, 2018. The decrease in gross unrealized losses in 2019 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-

Management's Discussion and Analysis

backed securities, and largely attributable to relative changes in interest rates since the time of purchase. See Note 4 to the Consolidated Financial Statements for additional information.

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

(Dollars in thousands)	December 31, 2019
	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$14,994	$87,281	$54,980	$—	$157,255
Weighted average yield	1.30%	2.05%	3.01%	—%	2.32%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
Amortized cost	88,247	262,009	192,775	170,522	713,553
Weighted average yield	3.08	2.97	2.77	2.49	2.81
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	13,324	—	13,324
Weighted average yield	—	—	2.53	—	2.53
Corporate bonds:
Amortized cost	—	—	3,275	7,866	11,141
Weighted average yield	—	—	2.55	3.04	2.89
Total available for sale debt securities:
Amortized cost	$103,241	$349,290	$264,354	$178,388	$895,273
Weighted average yield	2.82%	2.74%	2.81%	2.51%	2.72%
Fair value	$103,962	$351,538	$264,958	$179,032	$899,490

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

The Bank’s investment in FHLB stock totaled $50.9 million at December 31, 2019, compared to $46.1 million at December 31, 2018. No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Bank currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  Management monitors the investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of its FHLB stock as of December 31, 2019.

Loans
Total loans amounted to $3.9 billion at December 31, 2019, up by $212.6 million, or 6%, from the end of 2018, largely due to increases in the commercial and residential real estate loan portfolios.

Management's Discussion and Analysis

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,547,572	40%	$1,392,408	38%	$1,210,495	36%	$1,195,557	37%	$1,054,250	35%
Commercial & industrial (2)	585,289	15	620,704	17	612,334	18	576,109	18	600,297	20
Total commercial	2,132,861	55	2,013,112	55	1,822,829	54	1,771,666	55	1,654,547	55
Residential real estate:
Residential real estate (3)	1,449,090	37	1,360,387	37	1,227,248	36	1,122,748	35	1,013,555	34
Consumer:
Home equity	290,874	7	280,626	8	292,467	9	301,472	9	302,214	10
Other (4)	20,174	1	26,235	—	31,527	1	38,485	1	42,811	1
Total consumer	311,048	8	306,861	8	323,994	10	339,957	10	345,025	11
Total loans	$3,892,999	100%	$3,680,360	100%	$3,374,071	100%	$3,234,371	100%	$3,013,127	100%

(1)
Commercial real estate (“CRE”) consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.

(2)	Commercial and industrial (“C&I”) consists of loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)	Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.

(4)	Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2019 follows:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I	Total Commercial	Residential Real Estate (2)	Home Equity	Other	Total Consumer	Total
Amounts due in:
One year or less	$195,592	$120,849	$316,441	$38,159	$4,011	$2,917	$6,928	$361,528
After one year to five years	765,610	257,424	1,023,034	166,249	14,326	8,037	22,363	1,211,646
After five years	586,370	207,016	793,386	1,244,682	272,537	9,220	281,757	2,319,825
Total	$1,547,572	$585,289	$2,132,861	$1,449,090	$290,874	$20,174	$311,048	$3,892,999

Interest rate terms on amounts due after one year:
Predetermined rates	$155,092	$161,802	$316,894	$357,663	$27,119	$15,486	$42,605	$717,162
Variable or adjustable rates	1,196,888	302,638	1,499,526	1,053,268	259,744	1,771	261,515	2,814,309

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

Generally, the actual maturity of loans is substantially shorter than their contractual maturity due to prepayments and, in the case of loans secured by real estate, due to payoff of loans upon the sale of the property by the borrower. The average life of loans secured by real estate tends to increase when market loan rates are higher than rates on existing portfolio loans and, conversely, tends to decrease when rates on existing portfolio loans are higher than market loan rates. Under the latter scenario, the average yield on portfolio loans tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank may, consistent with industry practice, renew a significant portion of commercial loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts

Management's Discussion and Analysis

contractually due in any particular period. In other circumstances, a loan, or a portion of a loan, may not be repaid due to the borrower’s inability to satisfy the contractual terms of the loan.

Commercial Loans
The commercial loan portfolio represented 55% of total loans at December 31, 2019.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $399.7 million at December 31, 2019, compared to $406.4 million at December 31, 2018. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
Commercial real estate loans totaled $1.5 billion at December 31, 2019, up by $155.2 million, or 11%, from the balance at December 31, 2018. Included in commercial real estate loans were construction and development loans of $211.5 million and $190.9 million, respectively, as of December 31, 2019 and 2018. In 2019, commercial real estate loan originations and advances totaled approximately $355 million, which were partially offset by payoffs and paydowns.

Commercial real estate loans are secured by a variety of property types, with approximately 90% of the total at December 31, 2019 composed of multi-family dwellings, retail facilities, office buildings, lodging, healthcare facilities, industrial and warehouse and commercial mixed use properties. The average loan balance outstanding in this portfolio was $3.1 million and the largest individual commercial real estate loan outstanding was $26.0 million as of December 31, 2019.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Rhode Island	$394,929	25%	$377,249	27%
Connecticut	616,484	40	570,116	41
Massachusetts	458,029	30	356,615	26
Subtotal	1,469,442	95	1,303,980	94
All other states	78,130	5	88,428	6
Total	$1,547,572	100%	$1,392,408	100%

Commercial and Industrial Loans
Commercial and industrial loans amounted to $585.3 million at December 31, 2019, down by $35.4 million, or 6%, from the balance at December 31, 2018. In 2019, payoffs, paydowns and lower line utilization were partially offset by approximately $64 million of loan originations and advances.

Management's Discussion and Analysis

Shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $52.3 million at December 31, 2019. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at December 31, 2019.

The commercial and industrial portfolio includes loans to a variety of business types, with approximately 90% of the total at December 31, 2019 composed of loans to business sectors such as health care/social assistance, educational services, manufacturing, owner-occupied and other real estate, retail trade, professional, scientific and technical, entertainment and recreation, finance and insurance, other services, public administration, transportation and warehousing. The average loan balance outstanding in this portfolio was $636 thousand and the largest individual commercial and industrial loan outstanding was $19.0 million as of December 31, 2019.

Residential Real Estate Loans
The residential real estate loan portfolio represented 37% of total loans at December 31, 2019.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Years ended December 31,	2019		2018
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio	$347,390	37%	$335,585	44%
Originations for sale to the secondary market (1)	598,103	63	427,037	56
Total	$945,493	100%	$762,622	100%

(1)	Includes brokered loan (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Years ended December 31,	2019		2018
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$96,160	16%	$98,941	23%
Loans sold with servicing rights released (1)	495,012	84	333,998	77
Total	$591,172	100%	$432,939	100%

(1)	Includes brokered loan (loans originated for others).

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.5 million and $3.7 million, respectively, as of December 31, 2019 and 2018. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $587.0 million and $588.5 million, respectively, as of December 31, 2019 and 2018.

Residential real estate loans held in portfolio amounted to $1.4 billion at December 31, 2019, up by $88.7 million, or 7%, from the balance at December 31, 2018. During 2019, the Corporation purchased $60.6 million of residential real estate mortgage loans from other financial institutions. These purchases were concentrated in the fourth quarter of 2019 and the loans were individually evaluated to Washington Trust’s underwriting standards and are predominantly secured by

Management's Discussion and Analysis

properties located in Massachusetts. While year over year total residential loan origination volumes were higher, a lower percentage of them were originated for retention in portfolio during 2019, compared to 2018.

The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Rhode Island	$356,392	25%	$352,141	26%
Connecticut	140,574	10	141,775	10
Massachusetts	932,726	64	849,435	63
Subtotal	1,429,692	99	1,343,351	99
All other states	19,398	1	17,036	1
Total (1)	$1,449,090	100%	$1,360,387	100%

(1)	Includes residential mortgage loans purchased from other financial institutions totaling $151.8 million and $112.9 million, respectively, as of December 31, 2019 and 2018.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans.

The consumer loan portfolio totaled $311.0 million at December 31, 2019, up by $4.2 million, or 1%, from December 31, 2018.  Home equity lines and home equity loans represented 94% of the total consumer portfolio at December 31, 2019.  The Bank estimates that approximately 65% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $12.8 million and $17.6 million, respectively, at December 31, 2019 and 2018.

Investment in Bank-Owned Life Insurance
BOLI amounted to $82.5 million and $80.5 million, respectively, at December 31, 2019 and 2018. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A2” or better by Moody’s at December 31, 2019.  BOLI is included in the Consolidated Balance Sheet at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Asset Quality
Management continually monitors the asset quality of the loan portfolio using all available information. The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function, including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees various systems and procedures performed by management for monitoring the credit quality of the loan portfolio, conducting a loan review program, maintaining the integrity of the loan rating system and determining the adequacy of the allowance for loan losses. The Audit Committee also approves the policy and methodology for establishing the allowance for loan losses. These committees report the results of their respective oversight functions to the Board of Directors.  In addition, the Board of Directors receives information concerning asset quality measurements and trends on a regular basis.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

Management's Discussion and Analysis

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)
December 31,	2019	2018	2017	2016	2015
Commercial:
Commercial real estate	$603	$925	$4,954	$7,811	$5,711
Commercial & industrial	657	—	283	1,337	3,018
Total commercial	1,260	925	5,237	9,148	8,729
Residential Real Estate:
Residential real estate	14,297	9,346	9,414	11,736	10,666
Consumer:
Home equity	1,763	1,436	544	1,058	1,652
Other	88	—	16	116	—
Total consumer	1,851	1,436	560	1,174	1,652
Total nonaccrual loans	17,408	11,707	15,211	22,058	21,047
Property acquired through foreclosure or repossession, net	1,109	2,142	131	1,075	716
Total nonperforming assets	$18,517	$13,849	$15,342	$23,133	$21,763

Nonperforming assets to total assets	0.35%	0.28%	0.34%	0.53%	0.58%
Nonperforming loans to total loans	0.45%	0.32%	0.45%	0.68%	0.70%
Total past due loans to total loans	0.40%	0.37%	0.59%	0.76%	0.58%
Accruing loans 90 days or more past due	$—	$—	$—	$—	$—

Total nonperforming assets increased by $4.7 million from December 31, 2018. This included a net increase of $5.0 million in nonaccrual residential real estate loans and a decrease of $1.0 million in property acquired through foreclosure. At December 31, 2019, property acquired through foreclosure consisted of one commercial property.

Nonaccrual Loans
During 2019, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status. In addition, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2019. Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more past due with respect to principal and/or interest, or sooner, if considered appropriate by management.  Well-secured loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  When loans are placed on nonaccrual status, interest previously accrued but not collected is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income, depending on management’s assessment of the ultimate collectability of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1.2 million in 2019, compared to $759 thousand in 2018.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $516 thousand and $588 thousand, respectively, in 2019 and 2018.

Management's Discussion and Analysis

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
Years ended December 31,	2019	2018
Balance at beginning of period	$11,707	$15,211
Additions to nonaccrual status	11,982	8,764
Loans returned to accruing status	(1,570)	(2,680)
Loans charged-off	(2,020)	(1,187)
Loans transferred to other real estate owned	(2,000)	(3,074)
Payments, payoffs and other changes	(691)	(5,327)
Balance at end of period	$17,408	$11,707

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	December 31, 2019				December 31, 2018
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$603	$—	$603	0.04%	$—	$925	$925	0.07%
Commercial & industrial	—	657	657	0.11	—	—	—	—
Total commercial	603	657	1,260	0.06	—	925	925	0.05
Residential Real Estate:
Residential real estate	4,700	9,597	14,297	0.99	1,509	7,837	9,346	0.69
Consumer:
Home equity	996	767	1,763	0.61	552	884	1,436	0.51
Other	88	—	88	0.44	—	—	—	—
Total consumer	1,084	767	1,851	0.60	552	884	1,436	0.47
Total nonaccrual loans	$6,387	$11,021	$17,408	0.45%	$2,061	$9,646	$11,707	0.32%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2019.

As of December 31, 2019, the composition of nonaccrual loans was 93% residential and consumer and 7% commercial, compared to 92% and 8%, respectively, as of December 31, 2018.

Total nonaccrual loans increased by $5.7 million from the end of 2018, largely due to an increase in nonaccrual residential real estate mortgage loans. Nonaccrual residential real estate mortgage loans amounted to $14.3 million at December 31, 2019, up by $5.0 million from the end of 2018. As of December 31, 2019, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Rhode Island and Connecticut.  Included in total nonaccrual residential real estate loans at December 31, 2019 were five loans purchased for portfolio and serviced by others amounting to $1.5 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectability of nonperforming loans.

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

Management's Discussion and Analysis

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

As of December 31, 2019, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)
December 31,	2019	2018
Accruing troubled debt restructured loans	$376	$5,108
Nonaccrual troubled debt restructured loans	492	510
Total troubled debt restructured loans	$868	$5,618

Total troubled debt restructured loans decreased by $4.8 million from the end of 2018, due to the payoff of one accruing commercial and industrial loan that occurred in the second quarter of 2019.

The allowance for loan losses included specific reserves for troubled debt restructurings of $97 thousand and $103 thousand, respectively, at December 31, 2019 and 2018.

Management's Discussion and Analysis

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)
December 31,	2019		2018
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$1,433	0.09%	$1,080	0.08%
Commercial & industrial	1	—	—	—
Total commercial	1,434	0.07	1,080	0.05
Residential Real Estate:
Residential real estate	11,429	0.79	10,520	0.77
Consumer:
Home equity	2,696	0.93	1,989	0.71
Other	130	0.64	33	0.13
Total consumer	2,826	0.91	2,022	0.66
Total past due loans	$15,689	0.40%	$13,622	0.37%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2019, the composition of past due loans (loans past due 30 days or more) was 91% residential and consumer and 9% commercial, compared to 92% and 8%, respectively, at December 31, 2018. Total past due loans increased by $2.1 million from the end of 2018, with increases of $909 thousand in residential real estate loans, $804 thousand in consumer loans and $354 thousand in commercial loans.

Total past due loans included $11.5 million of nonaccrual loans as of December 31, 2019, compared to $8.6 million of as of December 31, 2018.  All loans 90 days or more past due at December 31, 2019 and 2018 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2019 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Management has identified approximately $10.3 million in potential problem loans at December 31, 2019, compared to $14.9 million at December 31, 2018. As of December 31, 2019, substantially all of the balance of potential problem loans consisted of three commercial relationships. At December 31, 2019, these three commercial relationships were all current with respect to payment terms. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

Management's Discussion and Analysis

The allowance for loan losses is management’s best estimate of probable incurred losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged-off, and is reduced by charge-offs on loans. The status of nonaccrual loans, past due loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses. In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure. See Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators” for additional information. Management believes that the level of allowance for loan losses at December 31, 2019 is adequate and consistent with asset quality and credit quality indicators. Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

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

(Dollars in thousands)
December 31,	2019	2018
Collateral dependent impaired loans (1)	$15,364	$10,466
Impaired loans measured on discounted cash flow method (2)	2,419	6,350
Total impaired loans	$17,783	$16,816

(1)	Net of partial charge-offs of $911 thousand and $289 thousand, respectively, at December 31, 2019 and 2018.

(2)	Net of partial charge-offs of $285 thousand and $85 thousand, respectively, at December 31, 2019 and 2018.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans, the Bank generally recognizes a partial charge-off equal to the identified loss exposure; therefore, the remaining allocation of loss is minimal.

Management's Discussion and Analysis

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance for loan losses:

(Dollars in thousands)	December 31, 2019			December 31, 2018
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Impaired loans individually evaluated for impairment	$17,783	$968	5.44%	$16,816	$127	0.76%
Loans collectively evaluated for impairment	3,875,216	26,046	0.67	3,663,544	26,945	0.74
Total	$3,892,999	$27,014	0.69%	$3,680,360	$27,072	0.74%

A loan loss provision totaling $1.6 million was charged to earnings in both 2019 and 2018. These provisions were based on management's assessment of loss exposure, as well as loan loss allocations commensurate with growth and changes in the loan portfolio, including changes in asset quality and credit quality metrics.

Net charge-offs were $1.6 million, or 0.04% of average loans in 2019, compared to $966 thousand, or 0.03%, of average loans in 2018.

As of December 31, 2019, the allowance for loan losses was $27.0 million, or 0.69% of total loans, compared to $27.1 million, or 0.74% of total loans, at December 31, 2018. The reduction in the overall ratio of the allowance for loan losses to total loans largely reflects a decrease in estimated loss exposure on loans collectively evaluated for impairment, as evidenced by improvement in commercial loan portfolio credit quality indicators. See Note 5 the Consolidated Financial Statements.

Management's Discussion and Analysis

The following table reflects the activity in the allowance for loan losses during the years presented:

(Dollars in thousands)
December 31,	2019	2018	2017	2016	2015
Balance at beginning of period	$27,072	$26,488	$26,004	$27,069	$28,023
Charge-offs:
Commercial:
Commercial real estate	1,028	627	1,867	5,816	809
Commercial & industrial	21	10	336	759	671
Total commercial	1,049	637	2,203	6,575	1,480
Residential real estate:
Residential real estate	486	250	74	200	207
Consumer:
Home equity	390	193	79	147	485
Other	95	107	106	90	133
Total consumer	485	300	185	237	618
Total charge-offs	2,020	1,187	2,462	7,012	2,305
Recoveries:
Commercial:
Commercial real estate	125	25	82	56	92
Commercial & industrial	168	119	169	156	87
Total commercial	293	144	251	212	179
Residential real estate:
Residential real estate	—	21	39	11	28
Consumer:
Home equity	72	29	33	37	65
Other	22	27	23	37	29
Total consumer	94	56	56	74	94
Total recoveries	387	221	346	297	301
Net charge-offs	1,633	966	2,116	6,715	2,004
Provision charged to earnings	1,575	1,550	2,600	5,650	1,050
Balance at end of period	$27,014	$27,072	$26,488	$26,004	$27,069

Net charge-offs to average loans	0.04%	0.03%	0.06%	0.21%	0.07%

Management's Discussion and Analysis

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The total allowance is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)
December 31,	2019		2018		2017		2016		2015
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$14,741	40%	$15,381	38%	$12,729	36%	$11,166	37%	$10,898	35%
Commercial & industrial	3,921	15	5,847	17	5,580	18	6,992	18	8,202	20
Total commercial	18,662	55	21,228	55	18,309	54	18,158	55	19,100	55
Residential Real Estate:
Residential real estate	6,615	37	3,987	37	5,427	36	5,252	35	5,460	34
Consumer:
Home Equity	1,390	7	1,603	8	2,412	9	1,889	9	1,915	10
Other	347	1	254	—	340	1	705	1	594	1
Total Consumer	1,737	8	1,857	8	2,752	10	2,594	10	2,509	11
Balance at end of period	$27,014	100%	$27,072	100%	$26,488	100%	$26,004	100%	$27,069	100%

(1)	Percentage of loans outstanding in respective category to the total loans outstanding.

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

The Bank is a participant in the Demand Deposit Marketplace program, Insured Cash Sweep program and the Certificate of Deposit Account Registry Service program. The Bank uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or time deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market wholesale brokered deposits.

Management's Discussion and Analysis

The following table presents a summary of deposits:

(Dollars in thousands)			Change
December 31,	2019	2018	$	%
Noninterest-bearing demand deposits	$609,924	$603,216	$6,708	1%
Interest-bearing demand deposits	159,938	178,733	(18,795)	(11)
NOW accounts	520,295	466,568	53,727	12
Money market accounts	765,899	646,878	119,021	18
Savings accounts	373,503	373,545	(42)	—
Time deposits (in-market)	784,481	778,105	6,376	1
Total in-market deposits	3,214,040	3,047,045	166,995	5
Wholesale brokered time deposits	284,842	477,003	(192,161)	(40)
Total deposits	$3,498,882	$3,524,048	($25,166)	(1)%

Total deposits amounted to $3.5 billion at December 31, 2019, down by $25.2 million, or 1%, in 2019. This included a decrease of $192.2 million in out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $167.0 million, or 5%, from the balance at December 31, 2018. Growth in in-market deposits was largely due to increases in money market and NOW account balances.

FHLB Advances
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances totaled $1.1 billion at December 31, 2019, up by $190.7 million from the balance at the end of 2018, largely due to a shift in the use of wholesale funding sources from brokered time deposits to FHLB advances during 2019.

In October 2019, FHLB advances totaling $78.8 million were modified to lower interest rates and the maturities of these advances were extended. Original maturity dates ranging from 2021 to 2023 were modified to 2024 to 2026. The original weighted average interest rate was 3.52% and was revised to 2.76%.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 60% of total average assets in 2019.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

Management's Discussion and Analysis

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)
December 31,	2019	2018
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$534,990	$628,468
Federal Reserve Bank of Boston (2)	24,686	27,608
Unencumbered investment securities	461,850	493,623
Total	$1,021,526	$1,149,699

(1)
As of December 31, 2019 and 2018, loans with a carrying value of $2.1 billion and $2.0 billion, respectively. and securities available for sale with a carrying value of $271.4 million and $236.7 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.

(2)
As of December 31, 2019 and 2018, loans with a carrying value of $16.6 million and $22.9 million, respectively. and securities available for sale with a carrying value of $17.0 million and $16.4 million, respectively, were pledged to the FRB resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained within target ranges established by the ALCO during 2019.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $73.4 million in 2019, which was generated by net income of $69.1 million and adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $160.1 million in 2019, reflecting outflows to fund loan growth and purchases of loans and purchases of debt securities. These outflows were partially offset by net inflows from maturities, calls, sales and principal payments of securities. For 2019, net cash provided by financing activities amounted to $131.7 million, largely due to net increases in FHLB advances, partially offset by the payment of dividends to shareholders and a net decrease in total deposits. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $503.5 million at December 31, 2019, up by $55.3 million from December 31, 2018. This increase included net income of $69.1 million and an increase of $17.1 million in the accumulated comprehensive income component of shareholders’ equity (“AOCI”), partially offset by $35.0 million for dividend declarations. The increase in AOCI was primarily due to an increase in the fair value of available for sale debt securities.

The Corporation declared dividends of $2.00 per share in 2019, representing an increase of 24 cents per share, or 14%, over last year.

The ratio of total equity to total assets amounted to 9.51% at December 31, 2019, compared to a ratio of 8.94% at December 31, 2018.  Book value per share at December 31, 2019 and 2018 amounted to $29.00 and $25.90, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 12.94% at December 31, 2019, compared to 12.56% at December 31, 2018. See Note 12 to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Management's Discussion and Analysis

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at December 31, 2019:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (2)	$1,141,464	$974,033	$78,035	$46,138	$43,258
Junior subordinated debentures	22,681	—	—	—	22,681
Operating leases	37,768	3,493	6,456	6,001	21,818
Third party application processing	23,224	5,310	8,547	7,255	2,112
Total contractual obligations	$1,225,137	$982,836	$93,038	$59,394	$89,869

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)	All FHLB advances are shown in the period corresponding to their scheduled maturity. See Note 11 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commitments to extend credit	$855,638	$265,442	$96,706	$111,906	$381,584
Standby letters of credit	13,710	8,564	146	5,000	—
Mortgage loan commitments (1):
Interest rate lock commitments	51,439	51,439	—	—	—
Forward sale commitments	94,829	94,829	—	—	—
Loan related derivative contracts (1):
Interest rate swaps with customers	813,458	15,780	83,935	211,066	502,677
Mirror swaps with counterparties	813,458	15,780	83,935	211,066	502,677
Risk participation-in agreements	72,866	—	—	16,995	55,871
Interest rate risk management contracts (1):
Interest rate swaps	60,000	—	40,000	20,000	—
Total commitments	$2,775,398	$451,834	$304,722	$576,033	$1,442,809

(1)	Amounts presented represent notional amounts.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2019 and 2018, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

Management's Discussion and Analysis

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2019 and 2018.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	December 31, 2019		December 31, 2018
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.71)%	(5.57)%	(3.60)%	(5.30)%
100 basis point rate increase	2.88	1.02	1.94	(0.46)
200 basis point rate increase	6.60	3.37	5.85	2.62
300 basis point rate increase	10.35	5.53	9.75	5.49

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

The relative changes in interest rate sensitivity from December 31, 2018 to December 31, 2019 as shown in the above table, were attributable to several factors, including a higher absolute level of market interest rates and a relative increase in the proportion of wholesale funding and promotional time deposit balances.  Interest rate risk modeling assumes that wholesale funding sources are more sensitive to changes in market interest rates than core deposits.  Furthermore, the amount of time deposits scheduled to mature during the 13-24 month time period has increased, as compared to the prior period, as a result of our recent deposit promotions. Our modeling assumption is that these time deposit maturities will reprice at higher rates during rising rate scenarios.

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

The banking industry attracted and retained low-cost core savings deposits during the low interest rate cycle that lasted several years. The ALCO recognizes that a portion of these increased levels of low-cost balances could continue to shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, which may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-

Management's Discussion and Analysis

term interest rates. The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2019 and 2018 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$1,095	($7,835)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	16,886	(74,043)
Trust preferred debt and other corporate debt securities	(240)	173
Total change in market value as of December 31, 2019	$17,741	($81,705)
Total change in market value as of December 31, 2018	$31,617	($85,191)

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

As of December 31, 2019, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2019 was effective.

The Corporation’s internal control over financial reporting as of December 31, 2019 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019.

Edward O. Handy III Chairman and Chief Executive Officer	Ronald S. Ohsberg Senior Executive Vice President, Chief Financial Officer and Treasurer

February 25, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”) and our report dated February 25, 2020 expressed an unqualified opinion.
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
Definition and Limitations of Internal Control Over Financial Reporting
A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Livingston, New Jersey
February 25, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2020 expressed an unqualified opinion.
Basis for Opinion
These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses - Allowance for Loans Collectively Evaluated for Impairment.

As described in Notes 1 and 6 to the consolidated financial statements, the Corporation’s allowance for loan losses is management’s best estimate of probable incurred losses inherent in the loan portfolio as of the balance sheet date.  The allowance for loan losses was $27.0 million at December 31, 2019, which consists of two components: the allowance related to loans individually evaluated for impairment, representing $968 thousand and the allowance related to loans collectively evaluated for impairment, representing $26.0 million.

For loans that are collectively evaluated for impairment, loss allocation factors are derived by management’s analysis of historical loss experience by loan segment over an established look-back period deemed to be relevant to the inherent risk of loss in the portfolios. Loans are segmented by loan type, collateral type, delinquency status and loan risk rating, where applicable. These loss allocation factors are adjusted to reflect the loss emergence period. These amounts are

Report of Independent Registered Public Accounting Firm

supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by historical loss rates. These qualitative risk factors include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s loan review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

We identified the allowance for loans collectively evaluated for impairment as a critical audit matter because of the necessary judgment applied by us to evaluate management’s significant estimates and subjective assumptions relating to 1) the determination of the historical loss rates and loss emergence period by segment, 2) the determination of aggregate qualitative adjustments. Changes in these assumptions could have a material effect on the Corporation’s financial results.

The primary procedures we performed to address this critical audit matter included:

•	Testing the effectiveness of controls over the evaluation of the allowance related to loans collectively evaluated for impairment, including controls addressing:

◦	Data inputs, judgments and calculations used to determine the historical loss rates and loss emergence period.

◦	Problem loan identification and delinquency monitoring.

◦	Management’s review of the qualitative and quantitative analysis related to the qualitative risk factors.

•	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the allowance for loans collectively evaluated for impairment, which included:

◦	Testing the mathematical accuracy of the calculation.

◦
Evaluation of the reasonableness of management’s judgments related to the historical loss experience, and estimated loss emergence period, including the evaluation of triggering events related to default and actual losses. The evaluation of triggering events included evaluation of management's assessment of problem loan identification and delinquencies.

◦
Evaluation of reasonableness of management’s judgments related to qualitative adjustments to determine if they are calculated to conform with management’s policies and were consistently applied period over period. Our evaluation considered the weight of evidence from internal and external sources and loan portfolio performance.

◦	Analytically evaluating the allowance related to loans collectively evaluated for impairment by loan segment year over year for reasonableness.

We have served as the Corporation’s auditor since 2019.

Livingston, New Jersey
February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Washington Trust Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the Corporation) as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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

We have served as the Corporation’s auditor from 1973 to 2019.
Providence, Rhode Island
February 26, 2019

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2019	2018
Assets:
Cash and due from banks	$132,193	$89,923
Short-term investments	6,262	3,552
Mortgage loans held for sale, at fair value	27,833	20,996
Securities:
Available for sale debt securities, at fair value	899,490	927,810
Held to maturity debt securities, at amortized cost (fair value $10,316 at December 31, 2018)	—	10,415
Total securities	899,490	938,225
Federal Home Loan Bank stock, at cost	50,853	46,068
Loans:
Total loans	3,892,999	3,680,360
Less allowance for loan losses	27,014	27,072
Net loans	3,865,985	3,653,288
Premises and equipment, net	28,700	29,005
Operating lease right-of-use assets	26,792	—
Investment in bank-owned life insurance	82,490	80,463
Goodwill	63,909	63,909
Identifiable intangible assets, net	7,218	8,162
Other assets	100,934	77,175
Total assets	$5,292,659	$5,010,766
Liabilities:
Deposits:
Noninterest-bearing deposits	$609,924	$603,216
Interest-bearing deposits	2,888,958	2,920,832
Total deposits	3,498,882	3,524,048
Federal Home Loan Bank advances	1,141,464	950,722
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	28,861	—
Other liabilities	97,279	65,131
Total liabilities	4,789,167	4,562,582
Commitments and contingencies (Note 22)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,363,455 shares in 2019 and 17,302,037 in 2018	1,085	1,081
Paid-in capital	123,281	119,888
Retained earnings	390,363	355,524
Accumulated other comprehensive loss	(11,237)	(28,309)
Total shareholders’ equity	503,492	448,184
Total liabilities and shareholders’ equity	$5,292,659	$5,010,766

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2019	2018	2017
	Interest income:
	Interest and fees on loans	$165,519	$149,932	$126,940
	Interest on mortgage loans held for sale	1,237	1,212	1,022
	Taxable interest on debt securities	26,367	21,816	18,927
	Nontaxable interest on debt securities	18	61	249
	Dividends on Federal Home Loan Bank stock	2,855	2,369	1,774
	Other interest income	1,667	1,017	674
	Total interest and dividend income	197,663	176,407	149,586
	Interest expense:
	Deposits	37,101	24,175	15,064
	Federal Home Loan Bank advances	26,168	19,073	14,377
	Junior subordinated debentures	980	869	613
	Other interest expense	—	—	1
	Total interest expense	64,249	44,117	30,055
	Net interest income	133,414	132,290	119,531
	Provision for loan losses	1,575	1,550	2,600
	Net interest income after provision for loan losses	131,839	130,740	116,931
	Noninterest income:
	Wealth management revenues	36,848	38,341	39,346
	Mortgage banking revenues	14,795	10,381	11,392
	Card interchange fees	4,214	3,768	3,502
	Service charges on deposit accounts	3,684	3,628	3,672
	Loan related derivative income	3,993	2,461	3,214
	Income from bank-owned life insurance	2,354	2,196	2,161
	Net realized losses on securities	(53)	—	—
	Other income	1,245	1,339	1,522
	Total noninterest income	67,080	62,114	64,809
	Noninterest expense:
	Salaries and employee benefits	72,761	69,277	68,891
	Outsourced services	10,598	8,684	6,920
	Net occupancy	7,821	7,891	7,521
	Equipment	4,081	4,312	5,358
	Legal, audit and professional fees	2,535	2,427	2,294
	FDIC deposit insurance costs	618	1,612	1,647
	Advertising and promotion	1,534	1,406	1,481
	Amortization of intangibles	943	979	1,035
	Change in fair value of contingent consideration	—	(187)	(643)
	Other expenses	9,849	9,761	9,596
	Total noninterest expense	110,740	106,162	104,100
	Income before income taxes	88,179	86,692	77,640
	Income tax expense	19,061	18,260	31,715
	Net income	$69,118	$68,432	$45,925

	Net income available to common shareholders	$68,979	$68,288	$45,817
	Weighted average common shares outstanding - basic	17,331	17,272	17,207
	Weighted average common shares outstanding - diluted	17,414	17,391	17,338
Per share information:	Basic earnings per common share	$3.98	$3.95	$2.66
	Diluted earnings per common share	$3.96	$3.93	$2.64

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income	(Dollars in thousands)

Years ended December 31,	2019	2018	2017
Net income	$69,118	$68,432	$45,925
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	19,988	(9,228)	621
Net change in fair value of cash flow hedges	(984)	619	(52)
Net change in defined benefit plan obligations	(1,932)	3,810	(97)
Total other comprehensive income (loss), net of tax	17,072	(4,799)	472
Total comprehensive income	$86,190	$63,633	$46,397

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2017	17,171	$1,073	$115,123	$294,365	($19,757)	$390,804
Net income				45,925		45,925
Total other comprehensive income, net of tax					472	472
Cash dividends declared ($1.54 per share)				(26,759)		(26,759)
Share-based compensation			2,577			2,577
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	56	4	261			265
Reclassification of income tax effects due to the adoption of ASU 2018-02				4,225	(4,225)	—
Balance at December 31, 2017	17,227	$1,077	$117,961	$317,756	($23,510)	$413,284

Net income				68,432		68,432
Total other comprehensive loss, net of tax					(4,799)	(4,799)
Cash dividends declared ($1.76 per share)				(30,664)		(30,664)
Share-based compensation			2,602			2,602
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	75	4	(675)			(671)
Balance at December 31, 2018	17,302	$1,081	$119,888	$355,524	($28,309)	$448,184

Cumulative effect of change in accounting principle				722		722
Net income				69,118		69,118
Total other comprehensive income, net of tax					17,072	17,072
Cash dividends declared ($2.00 per share)				(35,001)		(35,001)
Share-based compensation			3,124			3,124
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	61	4	269			273
Balance at December 31, 2019	17,363	$1,085	$123,281	$390,363	($11,237)	$503,492
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2019	2018	2017
	Cash flows from operating activities:
	Net income	$69,118	$68,432	$45,925
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,575	1,550	2,600
	Depreciation of premises and equipment	3,291	3,282	3,454
	Net amortization of premiums and discounts on securities and loans	4,492	2,865	3,426
	Amortization of intangibles	943	979	1,035
	Goodwill impairment	—	—	150
	Share–based compensation	3,124	2,602	2,577
	Tax benefit from stock option exercises and other equity awards	248	496	508
	Deferred income tax (benefit) expense	(1,491)	(63)	5,687
	Income from bank-owned life insurance	(2,354)	(2,196)	(2,161)
	Net gains on loan sales, including fair value adjustments	(14,332)	(9,749)	(10,991)
	Net realized losses on securities	53	—	—
	Proceeds from sales of loans, net	530,713	391,960	472,556
	Loans originated for sale	(525,675)	(378,896)	(461,262)
	Change in fair value of contingent consideration liability	—	(187)	(643)
	Decrease in operating lease right-of-use assets	2,131	—	—
	Decrease in operating lease liabilities	(1,992)	—	—
	Increase in other assets	(27,961)	(7,456)	(8,794)
	Increase in other liabilities	31,552	9,257	5,318
	Net cash provided by operating activities	73,435	82,876	59,385
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(178,797)	(175,539)	(89,194)
	Available for sale debt securities: Other	(27,520)	(76,264)	(59,940)
Proceeds from sales of:	Available for sale debt securities: Other	11,877	—	—
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	147,620	83,197	84,381
	Available for sale debt securities: Other	108,306	7,301	22,071
	Held to maturity debt securities: Mortgage-backed	—	2,029	2,950
	(Purchases) remittance of Federal Home Loan Bank stock	(4,785)	(5,551)	2,612
	Net increase in loans	(154,502)	(306,299)	(120,582)
	Purchases of loans	(60,465)	(1,780)	(20,278)
	Proceeds from the sale of property acquired through foreclosure or repossession	2,000	49	1,053
	Purchases of premises and equipment	(3,132)	(3,974)	(2,779)
	Proceeds from the sale of premises	213	—	—
	Purchases of bank-owned life insurance	—	(5,000)	—
	Proceeds from surrender of bank-owned life insurance	326	—	—
	Equity investment in real estate limited partnership	(1,256)	—	—
	Net cash used in investing activities	(160,115)	(481,831)	(179,706)

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2019	2018	2017
Cash flows from financing activities:
Net (decrease) increase in deposits	(25,166)	281,341	178,955
Proceeds from Federal Home Loan Bank advances	1,982,000	2,040,000	1,352,501
Repayment of Federal Home Loan Bank advances	(1,791,258)	(1,880,634)	(1,410,075)
Payment of contingent consideration liability	—	(1,217)	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	273	(671)	366
Cash dividends paid	(34,189)	(29,312)	(26,300)
Net cash provided by financing activities	131,660	409,507	95,447
Net increase (decrease) in cash and cash equivalents	44,980	10,552	(24,874)
Cash and cash equivalents at beginning of year	93,475	82,923	107,797
Cash and cash equivalents at end of year	$138,455	$93,475	$82,923

Noncash Activities:
Loans charged-off	$2,020	$1,187	$2,462
Loans transferred to property acquired through foreclosure or repossession	2,000	3,074	576
In conjunction with the adoption of ASU 2016-02 as detailed in Note 2 to the Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	28,923	—	—
Operating lease liabilities	30,853	—	—
In conjunction with the adoption of ASU 2017-12 as detailed in Note 2 to the Consolidated Financial Statements, the following qualifying debt securities classified as held to maturity were transferred to available for sale:

Fair value of debt securities transferred from held to maturity to available for sale	10,316	—	—
Supplemental Disclosures:
Interest payments	$64,496	$41,285	$29,687
Income tax payments	19,759	17,148	25,988

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

Short-term Investments
Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased and are considered to be cash equivalents.  The Corporation’s short-term investments may be composed of overnight federal funds sold, securities purchased under resale agreements, money market mutual funds and U.S. Treasury bills.

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

Federal Home Loan Bank Stock
The Bank is a member of the FHLB.  The FHLB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Bank currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  The Bank monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of FHLB stock included in the Consolidated Balance Sheet as of December 31, 2019.

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

Notes to Consolidated Financial Statements – (continued)

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

Notes to Consolidated Financial Statements – (continued)

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

Prior to January 1, 2019, operating leases were accounted for under ASC 840, Leases, and were considered off-balance sheet commitments as neither an asset or liability was recognized in the Consolidated Balance Sheets. Effective January 1, 2019, the Corporation adopted the provisions of ASC 842, Leases, as further disclosed in Note 2. ASC 842 requires operating leases to be recorded on the balance sheet, through the recognition of an operating lease right-of-use asset (“ROU”) and an operating lease liability at the commencement date of the new lease. ROU assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease.

The Corporation’s leases do not provide an implicit interest rate, therefore the Corporation uses its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities.

The Corporation’s operating lease agreements contain both lease and non-lease components, which are generally accounted for separately. The Corporation’s lease agreements do not contain any residual value guarantees.

Operating leases with terms of 12 months or less are included in ROU assets and operating lease liabilities recorded in the Corporation’s Consolidated Balance Sheets. Operating lease terms include options to extend when it is reasonably certain that the Corporation will exercise such options, determined on a lease-by-lease basis.

Under both ASC 840 and ASC 842, rental expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

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

Notes to Consolidated Financial Statements – (continued)

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

Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets, including premises and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount may not be fully recoverable.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Property Acquired through Foreclosure or Repossession
Property acquired through foreclosure or repossession is carried at the lower of cost or fair value less estimated costs to sell.  Fair value of such assets is determined based on independent appraisals and other relevant factors.  Any write-down to fair value at the time of foreclosure or repossession is charged to the allowance for loan losses.  Subsequent to foreclosure or repossession, a valuation allowance is maintained for declines in market value and for estimated selling expenses.  Upon sale of foreclosed property, any excess of the carrying value over the sales proceeds is recognized as a loss on sale. Any excess of sales proceeds over the carrying value of the foreclosed property is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Changes to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in foreclosed property costs.

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

Investment in Real Estate Limited Partnerships
The Bank has a 99.9% ownership interest in three real estate limited partnerships that renovate, own and operate three low-income housing complexes.  The Bank neither actively participates nor has a controlling interest in these limited partnerships. The carrying value of these investments is recorded in other assets on the Consolidated Balance Sheets.

Investments made prior to January 1, 2015 are accounted for under the equity method of accounting.  Net losses generated by the partnership are recorded as a reduction to the Bank’s investment and as a reduction of other noninterest income in the Consolidated Statements of Income.  Tax credits generated by the partnerships are recorded as a reduction in the income tax provision in the year they are allowed for tax reporting purposes. The results of operations of the real estate limited partnerships are periodically reviewed to determine if the partnership generates sufficient operating cash flow to fund its current obligations.  In addition, the current value of the underlying properties is compared to the outstanding debt obligations.  If it is determined that the investment is permanently impaired, the carrying value would be written down to the estimated realizable value.

Investments made after January 1, 2015 are accounted for using the proportional amortization method. Unfunded commitments for future capital contributions are recognized and recorded in other liabilities on the Consolidated Balance Sheets. Under the proportional amortization method, the investment is amortized over the same tax period and in proportion to the total tax benefits expected to be allocated to the Bank. The amortization is recognized as a component of income tax expense in the Consolidated Statements of Income. In addition, operating losses and tax credits generated by the partnership are also recorded as a reduction to income tax expense.

Notes to Consolidated Financial Statements – (continued)

Transfers and Servicing of Assets and Extinguishments of Liabilities
The accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on consistent application of a financial components approach that focuses on control.  This approach distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right to pledge or exchange the transferred assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Corporation, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral.

Wealth Management Assets Under Administration
Assets under administration represent assets held in a fiduciary or agency capacity for wealth management clients and are not included in the Consolidated Balance Sheets, as these are not assets of the Corporation.

Revenue from Contracts with Customers
Prior to January 1, 2018, fee revenue such as wealth management revenues and service charges on deposit accounts were recognized when earned or to the extent services were completed. Effective January 1, 2018, the Corporation adopted the provisions of ASC 606, Revenue from Contracts with Customers. ASC 606 provides a revenue recognition framework for contracts with customers unless those contracts are within the scope of other accounting standards.

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

The Corporation recognizes revenue over a period of time, generally monthly, as services are performed and performance obligations are satisfied. Such revenue includes wealth management revenues and service charges on deposit accounts. Wealth management revenues are categorized as either asset-based revenues or transaction-based revenues. Asset-based revenues include trust and investment management fees that are earned based upon a percentage of asset values under administration. Transaction-based revenues include financial planning fees, tax preparation fees, commissions and other service fees. Fee revenue from service charges on deposit accounts represent the service charges assessed to customers who hold deposit accounts at the Bank.

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

For certain commissions and incentives, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. Contract cost assets are included in other assets in the Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Consolidated Statements of Income.

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

Management uses certain methodologies to allocate income and expenses to the business lines.  A funds transfer pricing (“FTP”) methodology is used to assign interest income and interest expense to each interest-earning asset and interest-bearing liability on a matched maturity funding basis.  The matched maturity funding concept considers the origination

Notes to Consolidated Financial Statements – (continued)

date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated. Loans are assigned a FTP rate for funds used and deposits are assigned a FTP rate for funds provided. Certain indirect expenses are allocated to segments.  These include indirect expenses such as technology, operations and other support functions.

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

Notes to Consolidated Financial Statements – (continued)

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The required disclosures about fair value measurements have been included in Note 14.

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

The project team that was assembled to address the changes pursuant to Topic 842 identified and reviewed all in scope lease agreements. The Corporation rents premises used in business operations under non-cancelable operating leases, which as of December 31, 2018 were not reflected in its Consolidated Balance Sheets. The Corporation has no finance leases.

The Corporation adopted Topic 842 “Leases” effective January 1, 2019 and has applied the guidance to all operating leases within the scope of Topic 842 at that date. The Corporation elected to adopt the package of practical expedients, which among other things, does not require reassessment of lease classification. Upon adoption, the Corporation recognized $28.9 million in operating lease right-of-use-assets, $30.9 million in operating lease liabilities, a reduction in rent-related liabilities of $2.9 million, a reduction of net deferred tax assets of $222 thousand and a cumulative effect adjustment (net of taxes) that increased beginning retained earnings by $722 thousand in the Consolidated Balance Sheets. The cumulative effect adjustment represented the recognition of unamortized deferred gains associated with two leases. There was no change to the timing in recognition of operating lease rent expense in the Corporation’s consolidated financial statements associated with leases.

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

Notes to Consolidated Financial Statements – (continued)

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

Accounting Standards Pending Adoption
Financial Instruments - Credit Losses - Topic 326
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, as well as off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition approach will be adopted in order to maintain the same amortized cost prior to and subsequent to the effective date of ASU 2016-13. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Corporation will adopt ASU 2016-13, including the subsequent ASUs issued to clarify Topic 326 (“Topic 326”), on January 1, 2020.

In April 2019, Accounting Standards Update No. 2019-04, “Codification Improvements to Topic 326 Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” was issued to provide additional clarification on the scope and disclosure requirements of Topic 326. This ASU includes provisions related to accounting policy elections that can be made by the entity related to accrued interest receivable and expected prepayments on financial assets, the inclusion of recoveries in estimating the allowance for credit losses (“ACL”) and consideration of contract extension and renewals when determining the contractual term. This ASU also provides clarification on the tabular vintage disclosures related to line-of-credit arrangements that convert term loans. In November 2019, Accounting Standards Update No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” was issued to further additional clarification on the adoption of Topic 326. The effective dates of these ASUs are the same as the effective date of ASU 2016-13.

The Corporation assembled a cross-functional project team that met regularly to address the additional data requirements, to determine the approach for implementation and to identify new internal controls over enhanced accounting processes for estimating the ACL. This included assessing the adequacy of existing loan and loss data, as well as assessing models for default and loss estimates.

The Corporation has completed the development of its ACL methodology. To estimate the ACL for loans and off-balance sheet credit exposures, such as unfunded loan commitments, the Corporation will utilize a discounted cash flow model that contains additional assumptions to calculate credit losses over the estimated life of financial assets and off-balance sheet credit exposures and will include the impact of forecasted economic conditions. The estimate is expected to include

Notes to Consolidated Financial Statements – (continued)

a one-year reasonable and supportable forecast period and thereafter a one-year reversion period to the historical mean of its macroeconomic assumption. The estimate will also include qualitative factors that may not be reflected in quantitatively derived results to ensure that the ACL reflects a reasonable estimate of current expected credit losses.

Based on the credit quality of our existing available for sale debt securities portfolio, which primarily consists of obligations of U.S. government agency and U.S. government-sponsored enterprise securities, including mortgage-backed securities, the Corporation does not expect the adoption of ASU 2016-13, as it relates to debt securities, to be significant. For available for sale debt securities with unrealized losses, credit losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses will be recognized immediately in earnings rather than as interest income over time.

The project team completed limited “trial” runs and analytical reviews through the year ended December 31, 2019. The Corporation expects to complete independent model validation and to finalize its documentation of ACL processes and controls in the first quarter of 2020.

Upon adoption of Topic 326 on January 1, 2020, the Corporation currently expects to recognize a total increase in the ACL for loans (a contra-asset) and in the ACL for off-balance sheet credit exposures (a liability) in the range of $5.5 million to $8.5 million, an increase in its net deferred tax assets in the range of $1.3 million to $2.0 million, and a one-time cumulative-effect adjustment that decreases retained earnings in the range of $4.2 million to $6.5 million (net of tax). The Corporation also plans to elect the regulatory capital transition relief issued by the FDIC to provide banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital resulting from the adoption of Topic 326. The adoption of Topic 326 is not expected to have a material impact on the Corporation’s and the Bank’s regulatory capital.

Fair Value Measurement - Topic 820
Accounting Standards Update No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), was issued in August 2018 to modify the disclosure requirements related to fair value. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including adoption in an interim period. Certain provisions under ASU 2018-13 require prospective application, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The Corporation will adopt ASU 2018-13 on January 1, 2020 and this ASU is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

Intangibles - Goodwill and Other - Internal-Use Software - Topic 350
Accounting Standards Update No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018-15”), was issued in August 2018 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those requirements that currently exist in GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. Implementation costs would either be capitalized or expensed as incurred depending on the project stage. All costs in the preliminary and post-implementation project stages are expensed as incurred, while certain costs within the application development stage are capitalized. The provisions under ASU 2018-15 can either be applied retrospectively or prospectively. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including adoption in an interim period. The Corporation will adopt ASU 2018-15 on January 1, 2020 on a prospective basis. ASU 2018-15 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Notes to Consolidated Financial Statements – (continued)

Income Taxes - Topic 745
Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), was issued in December 2019 to simplify the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective application through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The Corporation is currently evaluating the effect that this ASU will have on the Corporation’s consolidated financial statements.

Note 3 - Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Board of Governors of the FRB.  Some or all of these reserve requirements may be satisfied with vault cash. Reserve balances amounted to $27.9 million and $21.6 million, respectively, at December 31, 2019 and 2018 and were included in cash and due from banks in the Consolidated Balance Sheets.

As of December 31, 2019 and 2018, cash and due from banks includes interest-bearing deposits in other banks of $83.4 million and $33.7 million, respectively. See Note 13 for additional disclosure regarding cash collateral pledged to derivative counterparties.

Note 4 - Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$157,255	$626	($233)	$157,648
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	713,553	8,491	(2,964)	719,080
Individual name issuer trust preferred debt securities	13,324	—	(745)	12,579
Corporate bonds	11,141	—	(958)	10,183
Total available for sale debt securities	$895,273	$9,117	($4,900)	$899,490
Total securities	$895,273	$9,117	($4,900)	$899,490

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$246,708	$442	($4,467)	$242,683
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	675,368	1,943	(16,518)	660,793
Obligations of states and political subdivisions	935	2	—	937
Individual name issuer trust preferred debt securities	13,307	—	(1,535)	11,772
Corporate bonds	13,402	—	(1,777)	11,625
Total available for sale debt securities	$949,720	$2,387	($24,297)	$927,810
Held to Maturity Debt Securities:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$10,415	$—	($99)	$10,316
Total held to maturity debt securities	10,415	—	(99)	10,316
Total securities	$960,135	$2,387	($24,396)	$938,126

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

At December 31, 2019 and 2018, securities with a fair value of $431.9 million and $439.7 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRB, certain public deposits and for other purposes.  See Note 11 for additional discussion of FHLB borrowings.

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

(Dollars in thousands)
December 31, 2019	Amortized Cost	Fair Value
Due in one year or less	$103,241	$103,962
Due after one year to five years	349,290	351,538
Due after five years to ten years	264,354	264,958
Due after ten years	178,388	179,032
Total securities	$895,273	$899,490

Included in the above table are available for sale debt securities with an amortized cost balance of $180.4 million and a fair value of $179.1 million at December 31, 2019 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 4 months to 17 years, with call features ranging from 1 month to 2 years.

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

Notes to Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2019	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	3	$20,364	($136)	3	$49,902	($97)	6	$70,266	($233)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	4	41,150	(56)	23	216,804	(2,908)	27	257,954	(2,964)
Individual name issuer trust preferred debt securities	—	—	—	5	12,579	(745)	5	12,579	(745)
Corporate bonds	—	—	—	3	10,183	(958)	3	10,183	(958)
Total temporarily impaired securities	7	$61,514	($192)	34	$289,468	($4,708)	41	$350,982	($4,900)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2018	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	—	$—	$—	16	$157,032	($4,467)	16	$157,032	($4,467)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	10	47,060	(439)	51	438,701	(16,178)	61	485,761	(16,617)
Individual name issuer trust preferred debt securities	—	—	—	5	11,772	(1,535)	5	11,772	(1,535)
Corporate bonds	3	1,198	(9)	5	10,427	(1,768)	8	11,625	(1,777)
Total temporarily impaired securities	13	$48,258	($448)	77	$617,932	($23,948)	90	$666,190	($24,396)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at December 31, 2019 were five trust preferred securities issued by four individual companies in the banking sector. Management believes the unrealized losses on these holdings are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of December 31, 2019, individual name issuer trust preferred

Notes to Consolidated Financial Statements – (continued)

debt securities with an amortized cost of $2.0 million and unrealized losses of $161 thousand were rated below investment grade by Standard & Poors, Inc.  Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between December 31, 2019 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Corporate Bonds
At December 31, 2019, the Corporation had three corporate bond holdings with unrealized losses totaling $958 thousand. These investment grade corporate bonds were issued by large corporations in the financial services industry. Management believes the unrealized losses on these bonds are a function of the changes in the investment spreads and interest rate movements and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

The following table summarizes amounts relating to sales of securities:

(Dollars in thousands)
For the periods ended December 31,	2019	2018	2017
Proceeds from sales	$11,877	$—	$—

Gross realized gains	$—	$—	$—
Gross realized losses	(53)	—	—
Net realized losses on securities	($53)	$—	$—

Notes to Consolidated Financial Statements – (continued)

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,547,572	40%	$1,392,408	38%
Commercial & industrial (2)	585,289	15	620,704	17
Total commercial	2,132,861	55	2,013,112	55
Residential Real Estate:
Residential real estate (3)	1,449,090	37	1,360,387	37
Consumer:
Home equity	290,874	7	280,626	8
Other (4)	20,174	1	26,235	—
Total consumer	311,048	8	306,861	8
Total loans (5)	$3,892,999	100%	$3,680,360	100%

(1)
Commercial real estate (“CRE”) consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.

(2)	Commercial and industrial (“C&I”) consists of loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)	Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.

(4)	Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination costs of $5.3 million and $4.7 million, respectively, at December 31, 2019 and 2018 and net unamortized premiums on purchased loans of $995 thousand and $703 thousand, respectively, at December 31, 2019 and 2018.

As of December 31, 2019 and 2018, loans amounting to $2.1 billion and $2.0 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB for the discount window. See Note 11 for additional disclosure regarding borrowings.

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

Notes to Consolidated Financial Statements – (continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
December 31, 2019	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$830	$—	$603	$1,433	$1,546,139	$1,547,572
Commercial & industrial	1	—	—	1	585,288	585,289
Total commercial	831	—	603	1,434	2,131,427	2,132,861
Residential Real Estate:
Residential real estate	4,574	2,155	4,700	11,429	1,437,661	1,449,090
Consumer:
Home equity	971	729	996	2,696	288,178	290,874
Other	42	—	88	130	20,044	20,174
Total consumer	1,013	729	1,084	2,826	308,222	311,048
Total loans	$6,418	$2,884	$6,387	$15,689	$3,877,310	$3,892,999

(Dollars in thousands)	Days Past Due
December 31, 2018	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$155	$925	$—	$1,080	$1,391,328	$1,392,408
Commercial & industrial	—	—	—	—	620,704	620,704
Total commercial	155	925	—	1,080	2,012,032	2,013,112
Residential Real Estate:
Residential real estate	6,318	2,693	1,509	10,520	1,349,867	1,360,387
Consumer:
Home equity	1,281	156	552	1,989	278,637	280,626
Other	33	—	—	33	26,202	26,235
Total consumer	1,314	156	552	2,022	304,839	306,861
Total loans	$7,787	$3,774	$2,061	$13,622	$3,666,738	$3,680,360

Included in past due loans as of December 31, 2019 and 2018, were nonaccrual loans of $11.5 million and $8.6 million, respectively.

All loans 90 days or more past due at December 31, 2019 and 2018 were classified as nonaccrual.

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

The following is a summary of impaired loans:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
December 31,	2019	2018	2019	2018	2019	2018
No Related Allowance Recorded
Commercial:
Commercial real estate	$—	$925	$—	$926	$—	$—
Commercial & industrial	—	4,681	—	4,732	—	—
Total commercial	—	5,606	—	5,658	—	—
Residential Real Estate:
Residential real estate	13,968	9,347	14,803	9,695	—	—
Consumer:
Home equity	1,471	1,360	1,472	1,360	—	—
Other	88	—	88	—	—	—
Total consumer	1,559	1,360	1,560	1,360	—	—
Subtotal	15,527	16,313	16,363	16,713	—	—
With Related Allowance Recorded
Commercial:
Commercial real estate	603	—	926	—	—	—
Commercial & industrial	657	52	657	73	580	—
Total commercial	1,260	52	1,583	73	580	—
Residential Real Estate:
Residential real estate	687	364	714	390	95	100
Consumer:
Home equity	292	85	291	85	291	24
Other	18	22	18	22	2	3
Total consumer	310	107	309	107	293	27
Subtotal	2,257	523	2,606	570	968	127
Total impaired loans	$17,784	$16,836	$18,969	$17,283	$968	$127
Total:
Commercial	$1,260	$5,658	$1,583	$5,731	$580	$—
Residential real estate	14,655	9,711	15,517	10,085	95	100
Consumer	1,869	1,467	1,869	1,467	293	27
Total impaired loans	$17,784	$16,836	$18,969	$17,283	$968	$127

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

Notes to Consolidated Financial Statements – (continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class:

(Dollars in thousands)	Average Recorded Investment			Interest Income Recognized
Years ended December 31,	2019	2018	2017	2019	2018	2017
Commercial:
Commercial real estate	$864	$1,050	$8,425	$1	$—	$79
Commercial & industrial	2,149	5,403	6,445	106	259	281
Total commercial	3,013	6,453	14,870	107	259	360
Residential real estate:
Residential real estate	11,575	9,645	14,571	473	393	444
Consumer:
Home equity	1,466	1,182	685	58	52	31
Other	68	69	143	2	5	10
Total consumer	1,534	1,251	828	60	57	41
Totals	$16,122	$17,349	$30,269	$640	$709	$845

Nonaccrual Loans
The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2019	2018
Commercial:
Commercial real estate	$603	$925
Commercial & industrial	657	—
Total commercial	1,260	925
Residential Real Estate:
Residential real estate	14,297	9,346
Consumer:
Home equity	1,763	1,436
Other	88	—
Total consumer	1,851	1,436
Total nonaccrual loans	$17,408	$11,707
Accruing loans 90 days or more past due	$—	$—

As of December 31, 2019 and 2018, loans secured by one- to four-family residential property amounting to $5.8 million and $761 thousand, respectively, were in process of foreclosure.

Nonaccrual loans of $5.9 million and $3.1 million, respectively, were current as to the payment of principal and interest as of December 31, 2019 and 2018.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2019.

Troubled Debt Restructurings
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest. The recorded investment in troubled debt

Notes to Consolidated Financial Statements – (continued)

restructurings was $869 thousand and $5.6 million, respectively, at December 31, 2019 and 2018. The allowance for loan losses included specific reserves for these troubled debt restructurings of $97 thousand and $103 thousand, respectively, at December 31, 2019 and 2018.

In 2019, there were no loans modified as a troubled debt restructuring. In 2018, there was one commercial and industrial loan modified as a troubled debt restructuring with a pre-modification and post-modification recorded investment of $608 thousand. This troubled debt restructuring included a combination of concessions pertaining to maturity and interest only payment terms.

In 2019, there were no payment defaults on troubled debt restructured loans modified within the previous 12 months. In 2018, payment defaults on troubled debt restructured loans modified within the previous 12 months occurred on one loan with a carrying value of $608 thousand at the time of default.

As of December 31, 2019, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

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

Notes to Consolidated Financial Statements – (continued)

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
December 31,	2019	2018	2019	2018	2019	2018
Commercial:
Commercial real estate	$1,546,139	$1,387,666	$830	$205	$603	$4,537
Commercial & industrial	549,416	559,019	24,961	50,426	10,912	11,259
Total commercial	$2,095,555	$1,946,685	$25,791	$50,631	$11,515	$15,796

Residential and Consumer
Management monitors the relatively homogeneous residential real estate and consumer loan portfolios on an ongoing basis using delinquency information by loan type. For non-impaired residential real estate and consumer loans, the Corporation assigns loss allocation factors to each respective loan type.

Other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and consumer loan portfolios. Among these techniques is the periodic tracking of loans with an updated Fair Isaac Corporation (“FICO”) score and an estimated loan to value (“LTV”) ratio. LTV ratio is determined via statistical modeling analyses. The indicated LTV levels are estimated based on such factors as the location, the original LTV ratio, and the date of origination of the loan and do not reflect actual appraisal amounts. The results of these analyses and other loan review procedures, including selected targeted internal reviews, are taken into consideration in the determination of loss allocation factors for residential real estate and home equity consumer credits.

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Current		Past Due
December 31,	2019	2018	2019	2018
Residential Real Estate:
Residential real estate	$1,437,661	$1,349,867	$11,429	$10,520
Consumer:
Home equity	$288,178	$278,637	$2,696	$1,989
Other	20,044	26,202	130	33
Total consumer	$308,222	$304,839	$2,826	$2,022

Notes to Consolidated Financial Statements – (continued)

Loan Servicing Activities
Loans sold with servicing retained result in the capitalization of loan servicing rights. The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2016	$3,493	$—	$3,493
Loan servicing rights capitalized	1,104	—	1,104
Amortization	(984)	—	(984)
Balance at December 31, 2017	3,613	—	3,613
Loan servicing rights capitalized	905	—	905
Amortization	(867)	—	(867)
Balance at December 31, 2018	3,651	—	3,651
Loan servicing rights capitalized	902	—	902
Amortization	(1,027)	—	(1,027)
Balance at December 31, 2019	$3,526	$—	$3,526

The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2020	$825
	2021	632
	2022	484
	2023	371
	2024	284
	2025 and thereafter	930
Total estimated amortization expense		$3,526

Loans sold to others are serviced by the Corporation on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others by type of loan:

(Dollars in thousands)
December 31,	2019	2018
Residential mortgages	$586,996	$588,534
Commercial loans	159,948	142,218
Total	$746,944	$730,752

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

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2019:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$15,381	$5,847	$21,228	$3,987	$1,603	$254	$1,857	$27,072
Charge-offs	(1,028)	(21)	(1,049)	(486)	(390)	(95)	(485)	(2,020)
Recoveries	125	168	293	—	72	22	94	387
Provision	263	(2,073)	(1,810)	3,114	105	166	271	1,575
Ending Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$12,729	$5,580	$18,309	$5,427	$2,412	$340	$2,752	$26,488
Charge-offs	(627)	(10)	(637)	(250)	(193)	(107)	(300)	(1,187)
Recoveries	25	119	144	21	29	27	56	221
Provision	3,254	158	3,412	(1,211)	(645)	(6)	(651)	1,550
Ending Balance	$15,381	$5,847	$21,228	$3,987	$1,603	$254	$1,857	$27,072

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2017:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$11,166	$6,992	$18,158	$5,252	$1,889	$705	$2,594	$26,004
Charge-offs	(1,867)	(336)	(2,203)	(74)	(79)	(106)	(185)	(2,462)
Recoveries	82	169	251	39	33	23	56	346
Provision	3,348	(1,245)	2,103	210	569	(282)	287	2,600
Ending Balance	$12,729	$5,580	$18,309	$5,427	$2,412	$340	$2,752	$26,488

Notes to Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology:

(Dollars in thousands)	December 31, 2019		December 31, 2018
		Related Allowance		Related Allowance
	Loans		Loans
Loans Individually Evaluated For Impairment
Commercial:
Commercial real estate	$603	$—	$925	$—
Commercial & industrial	657	580	4,714	—
Total commercial	1,260	580	5,639	—
Residential Real Estate:
Residential real estate	14,654	95	9,710	100
Consumer:
Home equity	1,763	291	1,445	24
Other	106	2	22	3
Total consumer	1,869	293	1,467	27
Subtotal	17,783	968	16,816	127
Loans Collectively Evaluated For Impairment
Commercial:
Commercial real estate	1,546,969	14,741	1,391,483	15,381
Commercial & industrial	584,632	3,341	615,990	5,847
Total commercial	2,131,601	18,082	2,007,473	21,228
Residential Real Estate:
Residential real estate	1,434,436	6,520	1,350,677	3,887
Consumer:
Home equity	289,111	1,099	279,182	1,579
Other	20,068	345	26,212	251
Total consumer	309,179	1,444	305,394	1,830
Subtotal	3,875,216	26,046	3,663,544	26,945
Total	$3,892,999	$27,014	$3,680,360	$27,072

Notes to Consolidated Financial Statements – (continued)

Note 7 - Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2019	2018
Land	$5,921	$6,020
Premises and improvements	40,982	40,210
Furniture, fixtures and equipment	24,760	24,798
Total premises and equipment	71,663	71,028
Less accumulated depreciation	42,963	42,023
Total premises and equipment, net	$28,700	$29,005

Depreciation of premises and equipment amounted to $3.3 million, $3.3 million and $3.5 million, respectively, for the years ended December 31, 2019, 2018, and 2017.

Note 8 - Goodwill and Intangible Assets
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)
December 31,	2019	2018
Commercial Banking Segment	$22,591	$22,591
Wealth Management Services Segment	41,318	41,318
Balance at December 31, 2018	$63,909	$63,909

The balance of goodwill in the Commercial Banking segment arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment arose from the 2005 acquisition of Weston Financial and the 2015 acquisition of Halsey.

The following table presents the components of intangible assets:

(Dollars in thousands)
December 31,	2019	2018
Gross carrying amount	$20,803	$20,803
Accumulated amortization	13,585	12,641
Net amount	$7,218	$8,162

The balance of intangible assets at December 31, 2019 includes wealth management advisory contracts resulting from the 2005 acquisition of Weston Financial and the 2015 acquisition of Halsey.

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

Amortization expense for the years ended December 31, 2019, 2018, and 2017, amounted to $943 thousand, $979 thousand and $1.0 million, respectively.

Notes to Consolidated Financial Statements – (continued)

The following table presents estimated annual amortization expense for intangible assets at December 31, 2019:

(Dollars in thousands)
Years ending December 31,	2020	$914
	2021	890
	2022	860
	2023	843
	2024	826
	2025 and thereafter	2,885

Note 9 - Income Taxes
The following table presents the components of income tax expense:

(Dollars in thousands)
Years ended December 31,	2019	2018	2017
Current tax expense:
Federal	$17,298	$15,460	$23,827
State	3,254	2,863	2,201
Total current tax expense	20,552	18,323	26,028
Deferred tax (benefit) expense:
Federal	(1,294)	63	5,717
State	(197)	(126)	(30)
Total deferred (benefit) tax expense	(1,491)	(63)	5,687
Total income tax expense	$19,061	$18,260	$31,715

Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

Years ended December 31,	2019		2018		2017
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at Federal statutory rate	$18,518	21.0%	$18,205	21.0%	$27,174	35.0%
(Decrease) increase in taxes resulting from:
Tax-exempt income, net	(814)	(0.9)	(809)	(0.9)	(1,313)	(1.7)
Dividends received deduction	(36)	—	(45)	(0.1)	(55)	(0.1)
BOLI	(494)	(0.6)	(461)	(0.5)	(757)	(0.9)
Share-based compensation	(221)	(0.3)	(444)	(0.5)	(481)	(0.6)
Federal tax credits	(364)	(0.4)	(364)	(0.4)	(364)	(0.5)
Change in fair value of contingent consideration	—	—	(39)	(0.1)	(225)	(0.3)
State income tax expense, net of federal tax benefit	2,417	2.7	2,162	2.5	1,411	1.8
Adjustment to net deferred tax assets for enacted changes in federal tax law	—	—	—	—	6,170	7.9
Other	55	0.1	55	0.1	155	0.2
Total income tax expense	$19,061	21.6%	$18,260	21.1%	$31,715	40.8%

The Tax Act was signed into law in 2017. The enactment of the Tax Act required companies to revalue deferred tax assets and liabilities in light of the new federal income tax rate. As a result, in 2017 the Corporation’s net deferred tax assets were written down by $6.2 million, with a corresponding increase to income tax expense. The majority of the provisions of the Tax Act became effective on January 1, 2018. The provisions that impacted the Corporation included the reduction

Notes to Consolidated Financial Statements – (continued)

of the corporate income tax rate from 35% to 21%, changes to the deductibility of certain meals and entertainment expenses, and changes to the deductibility of executive compensation. The Tax Act also accelerated expensing of certain depreciable property for assets placed in service after September 27, 2017 and before January 1, 2023.

The following table presents the approximate tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities:

(Dollars in thousands)
December 31,	2019	2018
Deferred tax assets:
Allowance for loan losses	$6,348	$6,362
Operating lease liabilities	6,782	—
Defined benefit pension obligations	1,361	420
Deferred compensation	4,200	3,688
Deferred loan origination fees	1,505	1,410
Share-based compensation	1,358	1,124
Net unrealized losses on available for sale debt securities	—	5,149
Other	2,031	1,917
Deferred tax assets	23,585	20,070
Deferred tax liabilities:
Net unrealized gains on available for sale debt securities	(991)	—
Amortization of intangibles	(1,696)	(1,918)
Operating lease right-of-use assets	(6,296)	—
Deferred loan origination costs	(4,084)	(3,897)
Loan servicing rights	(829)	(858)
Other	(1,388)	(1,120)
Deferred tax liabilities	(15,284)	(7,793)
Net deferred tax asset	$8,301	$12,277

Effective January 1, 2019 the Corporation adopted ASC 842. As a result, the Corporation recognized a deferred tax asset related to operating lease liabilities and a corresponding deferred tax liability related to operating lease right-of-use assets. Prior to adoption, the tax effect of the temporary difference related to operating lease rent expense was presented net within other deferred tax assets.

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

The Corporation had no unrecognized tax benefits as of December 31, 2019 and 2018.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Corporation is no longer subject to U.S. federal income and state tax examinations by tax authorities for years before 2016.

Notes to Consolidated Financial Statements – (continued)

Note 10 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)
December 31,	2019	2018
Noninterest-bearing demand deposits	$609,924	$603,216
Interest-bearing demand deposits	159,938	178,733
NOW accounts	520,295	466,568
Money market accounts	765,899	646,878
Savings accounts	373,503	373,545
Time deposits (1)	1,069,323	1,255,108
Total deposits	$3,498,882	$3,524,048

(1)	Includes wholesale brokered time deposits.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2020	$751,525	1.95%
	2021	161,034	2.27
	2022	105,846	2.42
	2023	32,462	2.04
	2024	18,326	1.58
	2025 and thereafter	130	2.26
Balance at December 31, 2019		$1,069,323	2.04%

The following table presents the amount of time certificates of deposit in denominations of $100 thousand or more at December 31, 2019, maturing during the periods indicated:

(Dollars in thousands)
January 1, 2020 to March 31, 2020	$57,864
April 1, 2020 to June 30, 2020	106,574
July 1, 2020 to December 31, 2020	115,505
January 1, 2021 and beyond	175,831
Balance at December 31, 2019	$455,774

Time certificates of deposit in denominations of $250 thousand or more totaled $147.3 million and $129.3 million, respectively, at December 31, 2019 and 2018.

Notes to Consolidated Financial Statements – (continued)

Note 11 - Borrowings
Federal Home Loan Bank Advances
Advances payable to FHLB amounted to $1.1 billion and $950.7 million, respectively, at December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Bank had access to a $40.0 million unused line of credit with the FHLB and also had remaining available borrowing capacity of $535.0 million and $628.5 million, respectively. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of December 31, 2019:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2020	$974,033	2.07%
2021	77,222	2.52
2022	813	5.12
2023	5,238	3.80
2024	40,900	2.51
2025 and thereafter	43,258	3.29
Total	$1,141,464	2.17%

Advances payable to FHLB include short-term advances with original maturity due dates of one year or less. The following table presents certain information concerning short-term FHLB advances:

(Dollars in thousands)
As of and for the years ended December 31,	2019	2018	2017
Average amount outstanding during the period	$718,722	$484,090	$351,692
Amount outstanding at end of period	897,000	630,000	367,500
Highest month end balance during period	897,000	630,000	417,500
Weighted-average interest rate at end of period	2.06%	2.67%	1.57%
Weighted-average interest rate during the period	2.59	2.23	1.20

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2019 and 2018.

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

Notes to Consolidated Financial Statements – (continued)

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

Note 12 - Shareholders' Equity
2019 Stock Repurchase Program
On December 2, 2019, the Bancorp’s Board of Directors adopted a new Stock Repurchase Program. The Stock Repurchase Program, which replaces the Corporation’s 2006 stock repurchase plan, authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Stock Repurchase Program expires on October 31, 2020 and may be modified, suspended, or discontinued at any time.  As of December 31, 2019, no shares have been repurchased under the 2019 Stock Repurchase Program.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $257.1 million as of December 31, 2019.

Reserved Shares
As of December 31, 2019, a total of 1,696,991 common stock shares were reserved for issuance under the 2003 Stock Incentive Plan and the 2013 Stock Option and Incentive Plan.

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

Capital levels at December 31, 2019 exceeded the regulatory minimum levels to be considered “well capitalized.”

Notes to Consolidated Financial Statements – (continued)

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	$494,603	12.94%	$305,728	8.00%	N/A	N/A
Bank	490,993	12.85	305,693	8.00	$382,116	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	467,296	12.23	229,296	6.00	N/A	N/A
Bank	463,686	12.13	229,270	6.00	305,693	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	445,298	11.65	171,972	4.50	N/A	N/A
Bank	463,686	12.13	171,952	4.50	248,375	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	467,296	9.04	206,682	4.00	N/A	N/A
Bank	463,686	8.98	206,596	4.00	258,245	5.00

December 31, 2018
Total Capital (to Risk-Weighted Assets):
Corporation	455,699	12.56	290,146	8.00	N/A	N/A
Bank	453,033	12.49	290,128	8.00	362,660	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	428,338	11.81	217,609	6.00	N/A	N/A
Bank	425,672	11.74	217,596	6.00	290,128	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	406,340	11.20	163,207	4.50	N/A	N/A
Bank	425,672	11.74	163,197	4.50	235,729	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	428,338	8.89	192,690	4.00	N/A	N/A
Bank	425,672	8.84	192,652	4.00	240,815	5.00

(1)	Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer was 1.875% on January 1, 2018. The capital conservation buffer increased another 0.625% on January 1, 2019, reaching the full requirement of 2.50%. The Corporation’s capital levels exceeded the minimum regulatory capital requirement plus the capital conversation buffer as of December 31, 2019.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both December 31, 2019 and 2018, $22.0 million in trust preferred securities were included in the Tier 1 Capital of the Corporation for regulatory capital reporting purposes pursuant to the Federal Reserve’s capital adequacy guidelines.

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

Cash Flow Hedging Instruments
As of December 31, 2019 and 2018, the Bancorp had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in 2020.

As of December 31, 2019 and 2018, the Bank had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of December 31, 2019 and 2018, the Bank had three interest rate floor contracts with a total notional amount of $300.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. The floors mature in 2020.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of December 31, 2019 and 2018, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $813.5 million and $648.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of December 31, 2019, the notional amounts of the risk participation-out agreements and risk participation-in agreements were $61.2 million and $72.9 million, respectively, compared to $57.3 million and $46.5 million, respectively, as of December 31, 2018.

Foreign Exchange Contracts
Foreign exchange contracts represent contractual commitments to buy or sell a foreign currency on a future date at a specified price. As of December 31, 2019, the Corporation did not have any foreign exchange contracts. As of December 31, 2018, the notional amount of foreign exchange contracts was $2.8 million. The Corporation used foreign exchange contracts on a limited basis to reduce its exposure to fluctuations in currency exchange rates associated with a commercial loan denominated in a foreign currency. Foreign exchange contracts are not designated as hedges and therefore changes in fair value are recognized in earnings. The changes in fair value on the foreign exchange contracts substantially offset the foreign currency translation gains and losses on the related commercial loan.

Mortgage Loan Commitments
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

As of December 31, 2019, the notional amounts of interest rate lock commitments and forward sale commitments were $51.4 million and $94.8 million, respectively, compared to $30.8 million and $62.0 million, respectively, as of December 31, 2018.

Notes to Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Dec 31, 2019	Dec 31, 2018	Balance Sheet Location	Dec 31, 2019	Dec 31, 2018
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$—	$20	Other liabilities	$—	$—
Interest rate swaps	Other assets	—	903	Other liabilities	730	—
Interest rate floors	Other assets	3	37	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	27,736	5,340	Other liabilities	358	7,719
Mirror swaps with counterparties	Other assets	351	7,592	Other liabilities	27,819	5,392
Risk participation agreements	Other assets	1	—	Other liabilities	1	—
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	7
Mortgage loan commitments:
Interest rate lock commitments	Other assets	1,097	806	Other liabilities	—	—
Forward sale commitments	Other assets	30	—	Other liabilities	827	816
Gross amounts		29,218	14,698		29,735	13,934
Less amounts offset in Consolidated Balance Sheets (1)		354	10,732		354	10,732
Net amounts presented in Consolidated Balance Sheets		28,864	3,966		29,381	3,202
Less collateral pledged (2)		—	—		27,105	1,460
Net amounts		$28,864	$3,966		$2,276	$1,742

(1)	Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.

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

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
Years ended December 31,	2019	2018	2017
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$52	$30	($64)
Interest rate swaps	(1,232)	515	358
Interest rate floors	196	74	(346)
Total	($984)	$619	($52)

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
Years ended December 31,	Statement of Income Location	2019	2018	2017
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	$29,910	($290)	$2,243
Mirror swaps with counterparties	Loan related derivative income	(26,043)	2,709	1,198
Risk participation agreements	Loan related derivative income	97	(27)	(233)
Foreign exchange contracts	Loan related derivative income	28	69	6
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	290	(139)	(100)
Forward sale commitments	Mortgage banking revenues	(1,818)	997	(328)
Total		$2,464	$3,319	$2,786

Note 14 - Fair Value Measurements
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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)
December 31,	2019	2018
Aggregate fair value	$27,833	$20,996
Aggregate principal balance	27,168	20,498
Difference between fair value and principal balance	$665	$498

Notes to Consolidated Financial Statements – (continued)

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to a decrease of $167 thousand in 2019, compared to a decrease of $45 thousand for 2018. These amounts were partially offset in earnings by the changes in fair value of forward sale commitments used to economically hedge them. The changes in fair value are reported as a component of mortgage banking revenues in the Consolidated Statements of Income.

There were no mortgage loans held for sale 90 days or more past due as of December 31, 2019 and 2018.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2019 and 2018.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2019 and 2018.

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

Derivatives
Interest rate cap, swap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood

Notes to Consolidated Financial Statements – (continued)

of default by the Corporation and its counterparties. However, as of December 31, 2019 and 2018, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Contingent Consideration Liability
A contingent consideration liability was recognized upon the completion of the Halsey Associates, Inc. acquisition on August 1, 2015 representing the estimated present value of future earn-outs to be paid based on the future revenue growth of the acquired business during the five-year period following the acquisition. As of December 31, 2019, earn-out periods associated with this contingent consideration liability have ended.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$157,648	$—	$157,648	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	719,080	—	719,080	—
Individual name issuer trust preferred debt securities	12,579	—	12,579	—
Corporate bonds	10,183	—	10,183	—
Mortgage loans held for sale	27,833	—	27,833	—
Derivative assets	28,864	—	28,864	—
Total assets at fair value on a recurring basis	$956,187	$—	$956,187	$—
Liabilities:
Derivative liabilities	$29,381	$—	$29,381	$—
Total liabilities at fair value on a recurring basis	$29,381	$—	$29,381	$—

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$242,683	$—	$242,683	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	660,793	—	660,793	—
Obligations of states and political subdivisions	937	—	937	—
Individual name issuer trust preferred debt securities	11,772	—	11,772	—
Corporate bonds	11,625	—	11,625	—
Mortgage loans held for sale	20,996	—	20,996	—
Derivative assets	3,966	—	3,966	—
Total assets at fair value on a recurring basis	$952,772	$—	$952,772	$—
Liabilities:
Derivative liabilities	$3,202	$—	$3,202	$—
Total liabilities at fair value on a recurring basis	$3,202	$—	$3,202	$—

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, 2 or 3 during the years ended December 31, 2019 and 2018.

The contingent consideration liability is a Level 3 liability remeasured at fair value on a recurring basis. The following table presents the change in the contingent consideration liability, which is included in other liabilities in the Consolidated Balance Sheets.

(Dollars in thousands)
Years ended December 31,	2019	2018
Beginning Balance	$—	$1,404
Change in fair value	—	(187)
Payments	—	(1,217)
Ending Balance	$—	$—

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at December 31, 2019, which were written down to fair value during the year ended December 31, 2019:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent impaired loans	$1,448	$—	$—	$1,448
Property acquired through foreclosure or repossession	1,109	—	—	1,109
Total assets at fair value on a nonrecurring basis	$2,557	$—	$—	$2,557

Notes to Consolidated Financial Statements – (continued)

The allowance for loan losses on collateral dependent impaired loans amounted to $871 thousand at December 31, 2019. In 2019, a write-down valuation adjustment of $1.0 million on property acquired through foreclosure or repossession was recognized and included in other noninterest expenses in the Consolidated Statements of Income.

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

The allowance for loan losses on collateral dependent impaired loans amounted to $24 thousand at December 31, 2018. In 2018, a write-down valuation adjustment of $1.0 million on property acquired through foreclosure or repossession was recognized and included in other noninterest expenses in the Consolidated Statements of Income.

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2019
Collateral dependent impaired loans	$1,448	Appraisals of collateral	Discount for costs to sell	0% - 20% (5%)
			Appraisal adjustments (1)	0% - 100% (67%)
Property acquired through foreclosure or repossession	1,109	Appraisals of collateral	Discount for costs to sell	12%
			Appraisal adjustments (1)	22%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2018
Collateral dependent impaired loans	$883	Appraisals of collateral	Discount for costs to sell	0% - 10% (10%)
			Appraisal adjustments (1)	0% - 100% (2%)
Property acquired through foreclosure or repossession	2,142	Appraisals of collateral	Discount for costs to sell	13%
			Appraisal adjustments (1)	12% - 28% (20%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Financial Assets:
Loans, net of allowance for loan losses	$3,865,985	$3,869,192	$—	$—	$3,869,192

Financial Liabilities:
Time deposits	$1,069,323	$1,082,830	$—	$1,082,830	$—
FHLB advances	1,141,464	1,145,242	—	1,145,242	—
Junior subordinated debentures	22,681	19,628	—	19,628	—

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Financial Assets:
Held to maturity debt securities	$10,415	$10,316	$—	$10,316	$—
Loans, net of allowance for loan losses	3,653,288	3,598,025	—	—	3,598,025

Financial Liabilities:
Time deposits	$1,255,108	$1,269,433	$—	$1,269,433	$—
FHLB advances	950,722	950,691	—	950,691	—
Junior subordinated debentures	22,681	19,226	—	19,226	—

Notes to Consolidated Financial Statements – (continued)

Note 15 - Revenue from Contracts with Customers
The following table summarizes total revenues as presented in the Consolidated Statements of Income and the related amounts which are from contracts with customers within the scope of ASC 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of ASC 606.

Years ended December 31,	2019		2018		2017
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$133,414	$—	$132,290	$—	$119,531	$—
Noninterest income:
Asset-based wealth management revenues	35,806	35,806	37,343	37,343	38,125	38,125
Transaction-based wealth management revenues	1,042	1,042	998	998	1,221	1,221
Total wealth management revenues	36,848	36,848	38,341	38,341	39,346	39,346
Mortgage banking revenues	14,795	—	10,381	—	11,392	—
Card interchange fees	4,214	4,214	3,768	3,768	3,502	3,502
Service charges on deposit accounts	3,684	3,684	3,628	3,628	3,672	3,672
Loan related derivative income	3,993	—	2,461	—	3,214	—
Income from bank-owned life insurance	2,354	—	2,196	—	2,161	—
Net realized losses on securities	(53)	—	—	—	—	—
Other income	1,245	1,184	1,339	1,329	1,522	1,469
Total noninterest income	67,080	45,930	62,114	47,066	64,809	47,989
Total revenues	$200,494	$45,930	$194,404	$47,066	$184,340	$47,989

(1)	As reported in the Consolidated Statements of Income.

(2)	Revenue from contracts with customers in scope of ASC 606.

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Years ended December 31,	2019	2018	2017
Revenue recognized at a point in time:
Card interchange fees	$4,214	$3,768	$3,502
Service charges on deposit accounts	2,850	2,802	2,899
Other income	989	958	1,122
Revenue recognized over time:
Wealth management revenues	36,848	38,341	39,346
Service charges on deposit accounts	834	826	773
Other income	195	371	347
Total revenues from contracts in scope of ASC 606	$45,930	$47,066	$47,989

Receivables primarily consist of amounts due from customers for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $4.5 million and $4.8 million, respectively, at December 31, 2019 and 2018 and were included in other assets in the Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract

Notes to Consolidated Financial Statements – (continued)

liabilities were insignificant at both December 31, 2019 and 2018 and were included in other liabilities in the Consolidated Balance Sheets.

For commissions and incentives that are in-scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $905 thousand at December 31, 2019, compared to $458 thousand at December 31, 2018 and were included in other assets in the Consolidated Balance Sheets.

Note 16 - Employee Benefits
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

The following table presents the plans’ projected benefit obligations, fair value of plan assets and funded (unfunded) status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2019	2018	2019	2018
Change in Benefit Obligation:
Benefit obligation at beginning of period	$73,380	$80,723	$14,626	$15,203
Service cost	2,037	2,244	126	108
Interest cost	2,967	2,715	563	475
Actuarial loss (gain)	10,453	(7,830)	2,028	(252)
Benefits paid	(5,546)	(4,344)	(905)	(908)
Administrative expenses	(150)	(128)	—	—
Benefit obligation at end of period	83,141	73,380	16,438	14,626
Change in Plan Assets:
Fair value of plan assets at beginning of period	86,180	87,364	—	—
Actual return on plan assets	13,265	288	—	—
Employer contributions	—	3,000	905	908
Benefits paid	(5,546)	(4,344)	(905)	(908)
Administrative expenses	(150)	(128)	—	—
Fair value of plan assets at end of period	93,749	86,180	—	—
Funded (unfunded) status at end of period	$10,608	$12,800	($16,438)	($14,626)

As of December 31, 2019 and 2018, the funded status of the qualified defined benefit pension plan amounted to $10.6 million and $12.8 million, respectively, and was included in other assets in the Consolidated Balance Sheets. The unfunded status of the non-qualified defined benefit retirement plans was $16.4 million and $14.6 million, respectively, at December 31, 2019 and December 31, 2018 and was included in other liabilities in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (continued)

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $14.3 million and $14.6 million are included in the Consolidated Balance Sheets at December 31, 2019 and 2018, respectively.

The following table presents components of accumulated other comprehensive income related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2019	2018	2019	2018
Net actuarial loss	$10,343	$9,453	$7,405	$5,785
Prior service credit	—	(16)	—	—
Total pre-tax amounts recognized in accumulated other comprehensive income	$10,343	$9,437	$7,405	$5,785

The accumulated benefit obligation for the qualified pension plan was $76.6 million and $67.4 million at December 31, 2019 and 2018, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $14.9 million and $13.2 million at December 31, 2019 and 2018, respectively.

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2019	2018	2017	2019	2018	2017
Net Periodic Benefit Cost:
Service cost (1)	$2,037	$2,244	$2,149	$126	$108	$129
Interest cost (2)	2,967	2,715	2,673	563	475	428
Expected return on plan assets (2)	(4,495)	(5,272)	(4,942)	—	—	—
Amortization of prior service credit (2)	(16)	(23)	(23)	—	(1)	(1)
Recognized net actuarial loss (2)	792	1,496	1,114	408	411	347
Net periodic benefit cost	1,285	1,160	971	1,097	993	903
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net loss (gain)	890	(4,342)	(1,798)	1,620	(663)	1,928
Prior service credit	16	23	23	—	1	1
Recognized in other comprehensive income (loss)	906	(4,319)	(1,775)	1,620	(662)	1,929
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,191	($3,159)	($804)	$2,717	$331	$2,832

(1)	Included in salaries and employee benefits expense in the Consolidated Statements of Income.

(2)	Included in other expenses in the Consolidated Statements of Income.

For the qualified pension plan, net losses of $1.6 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year 2020.  There are no estimated prior service credits to be amortized in 2020 for the qualified pension plan. For the non-qualified retirement plans, net losses of $559 thousand will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year 2020. There are no estimated prior service credits to be amortized in 2020 for the non-qualified retirement plans.

Notes to Consolidated Financial Statements – (continued)

Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2019 and 2018:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2019	2018	2019	2018
Measurement date	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018
Discount rate	3.42%	4.38%	3.30%	4.30%
Rate of compensation increase	3.75	3.75	3.75	3.75

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2019	2018	2017	2019	2018	2017
Measurement date	Dec 31, 2018	Dec 31, 2017	Dec 31, 2016	Dec 31, 2018	Dec 31, 2017	Dec 31, 2016
Equivalent single discount rate for benefit obligations	4.38%	3.69%	4.18%	4.28%	3.58%	3.96%
Equivalent single discount rate for service cost	4.44	3.76	4.29	4.48	3.79	4.25
Equivalent single discount rate for interest cost	4.12	3.42	3.73	3.98	3.22	3.36
Expected long-term return on plan assets	5.75	6.75	6.75	N/A	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75

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

Notes to Consolidated Financial Statements – (continued)

Plan Assets
The following tables present the fair values of the qualified pension plan’s assets:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,902	$—	$—	$9,902
Obligations of U.S. government-sponsored enterprises	—	28,615	—	28,615
Obligations of states and political subdivisions	—	2,998	—	2,998
Corporate bonds	—	10,033	—	10,033
Common stocks	14,593	—	—	14,593
Mutual funds	27,608	—	—	27,608
Total plan assets	$52,103	$41,646	$—	$93,749

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2018	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,986	$—	$—	$25,986
Obligations of U.S. government-sponsored enterprises	—	21,787	—	21,787
Obligations of states and political subdivisions	—	2,597	—	2,597
Corporate bonds	—	10,361	—	10,361
Common stocks	9,957	—	—	9,957
Mutual funds	15,492	—	—	15,492
Total plan assets	$51,435	$34,745	$—	$86,180

The qualified pension plan uses fair value measurements to record fair value adjustments to the securities held in its investment portfolio.

When available, the qualified pension plan uses quoted market prices to determine the fair value of securities; such items are classified as Level 1.  This category includes cash and cash equivalents, as well as common stocks and mutual funds which are exchange-traded.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2019 and 2018, the qualified pension plan did not have any securities in the Level 3 category.

Notes to Consolidated Financial Statements – (continued)

The following table presents the asset allocations of the qualified pension plan, by asset category:

December 31,	2019	2018
Asset Category:
Cash and cash equivalents	10.6%	30.2%
Fixed income securities	44.4	40.3
Equity securities	45.0	29.5
Total	100.0%	100.0%

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

Fixed income bond investments will typically be limited to investment grade securities in the top four categories used by the major credit rating agencies.  High yield bond funds may be used to provide exposure to this asset class as a diversification tool.  In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts.  The assets of the Pension Trust will typically have a laddered maturity structure, avoiding large concentrations in any single year.  Equity holdings provide opportunities for dividend and capital appreciation returns.  Holdings will be appropriately diversified by maintaining broad exposure to large-, mid- and small-cap stocks as well as international equities.  Investment selection and mix of equity holdings should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy while ensuring efficient diversification.  The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity holdings of the Pension Trust.

Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation does not expect to make a contribution to the qualified pension plan in 2020.  In addition, the Corporation expects to contribute $898 thousand in benefit payments to the non-qualified retirement plans in 2020.

Notes to Consolidated Financial Statements – (continued)

Estimated Future Benefit Payments
The following table presents the benefit payments, which reflect expected future service, as appropriate, expected to be paid:

	(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Retirement Plans
Years ending December 31,	2020	$4,748	$898
	2021	3,803	887
	2022	4,083	878
	2023	4,574	876
	2024	4,588	871
	2025 and thereafter	27,957	4,343

401(k) Plan
The Corporation’s 401(k) Plan provides a match up to a maximum of 3% of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, receive a non-elective employer contribution of 4% of compensation.  Total employer matching contributions under this plan amounted to $2.7 million, $2.5 million and $2.3 million in 2019, 2018 and 2017, respectively.

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on individual, business line and/or corporate performance targets. Total incentive based compensation in 2019, 2018 and 2017 amounted to $16.7 million, $16.1 million and $16.9 million, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Compensation Committee of the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $17.9 million and $15.7 million, respectively, at December 31, 2019 and 2018, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (continued)

Note 17 - Share-Based Compensation Arrangements
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

The 2003 Stock Incentive Plan (the “2003 Plan”) was amended and restated and approved by shareholders in April 2009.  Under the 2003 Plan, as amended and restated, the maximum number of shares of Bancorp’s common stock to be issued was 1,200,000 shares and the number of shares that could be issued in the form of awards other than stock options or stock appreciation rights was 400,000.  The 2003 Plan permitted the granting of stock options and other equity incentives to officers, employees, directors and other key persons until the 2003 Plan’s expiration on April 28, 2019.

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

Performance share awards are granted in order to provide certain key employees of the Corporation the opportunity to earn shares of common stock, the number of which is determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The number of shares vested and earned will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share award agreements.

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

The following table presents share-based compensation expense and the related income tax benefits recognized in the Consolidated Statements of Income for stock options, nonvested share units and nonvested performance share units:

(Dollars in thousands)
Years ended December 31,	2019	2018	2017
Share-based compensation expense	$3,124	$2,602	$2,577
Related income tax benefits (1)	$982	$1,108	$1,114

(1)	Includes $248 thousand, $496 thousand, and $508 thousand, respectively, of excess tax benefits recognized upon the settlement of share-based compensation awards in 2019, 2018 and 2017.

As of December 31, 2019, there was $5.0 million of total unrecognized compensation cost related to share-based compensation arrangements, including stock options, nonvested share units and performance share units granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.01 years.

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

Notes to Consolidated Financial Statements – (continued)

The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2019	2018	2017
Options granted	61,800	47,950	47,725
Cliff vesting period (years)	3	3	3
Expected term (years)	6.5	6.5	7.0
Expected dividend yield	3.40%	3.39%	3.57%
Weighted average expected volatility	23.05%	22.73%	27.10%
Weighted average risk-free interest rate	1.71%	3.14%	1.70%
Weighted average grant-date fair value	$7.44	$9.74	$10.60

The following table presents a summary of the status of Washington Trust’s stock options outstanding as of and for the year ended December 31, 2019:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Beginning of period	222,615	$42.92
Granted	61,800	48.65
Exercised	(35,600)	35.70
Forfeited or expired	—	—
End of period	248,815	$45.38	7.27	$2,308
At end of period:
Options exercisable	95,240	$33.57	4.71	$1,926
Options expected to vest in future periods	153,575	$52.70	8.85	$382

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2019:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$15.01 to $20.00	4,100	0.42	$17.52	4,100	$17.52
$20.01 to $25.00	22,015	2.14	22.89	22,015	22.89
$25.01 to $30.00	—	—	—	—	—
$30.01 to $35.00	19,775	4.16	32.76	19,775	32.76
$35.01 to $40.00	22,100	5.72	39.22	18,100	39.55
$40.01 to $45.00	31,250	6.80	40.25	31,250	40.25
$45.01 to $50.00	61,800	9.80	48.65	—	—
$50.01 to $55.00	47,950	8.80	54.74	—	—
$55.01 to $60.00	39,825	7.80	58.05	—	—
	248,815	7.27	$45.38	95,240	$33.57

Notes to Consolidated Financial Statements – (continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $580 thousand, $833 thousand and $1.0 million, respectively.

Nonvested Share Units
In 2019, 2018 and 2017, the Corporation granted to directors and certain key employees 26,070, 13,430 and 15,900 nonvested share units, respectively, with 3- to 5-year cliff vesting.

The following table presents a summary of the status of Washington Trust’s nonvested share units as of and for the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	45,350	$48.73
Granted	26,070	49.81
Vested	(17,530)	40.26
Forfeited	—	—
End of period	53,890	$52.01

Nonvested Performance Share Units
The Corporation granted performance share units to certain key employees providing the opportunity to earn shares of common stock over a 3- to 5-year performance period.

The following table presents a summary of the performance share unit awards as of December 31, 2019:

		Grant Date Fair Value per Share	Weighted Average Current Performance Assumption	Expected Number of Shares
Performance share units awarded in:	2019	$52.84	138%	43,360
	2018	54.25	140%	41,454
	2017	51.85	150%	24,150
Total				108,964

The following table presents a summary of the status of Washington Trust’s performance share units as of and for the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	93,604	$48.20
Granted	43,360	52.84
Vested	(28,239)	36.11
Forfeited	239	36.11
End of period	108,964	$53.16

Notes to Consolidated Financial Statements – (continued)

Note 18 - Business Segments
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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)
Year ended December 31, 2019	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$112,414	($438)	$21,438	$133,414
Provision for loan losses	1,575	—	—	1,575
Net interest income (expense) after provision for loan losses	110,839	(438)	21,438	131,839
Noninterest income	27,857	36,856	2,367	67,080
Noninterest expenses:
Depreciation and amortization expense	2,630	1,445	159	4,234
Other noninterest expenses	66,517	26,057	13,932	106,506
Total noninterest expenses	69,147	27,502	14,091	110,740
Income before income taxes	69,549	8,916	9,714	88,179
Income tax expense	15,189	2,308	1,564	19,061
Net income	$54,360	$6,608	$8,150	$69,118

Total assets at period end	$4,070,594	$74,990	$1,147,075	$5,292,659
Expenditures for long-lived assets	2,521	445	166	3,132

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2018	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$106,668	($334)	$25,956	$132,290
Provision for loan losses	1,550	—	—	1,550
Net interest income (expense) after provision for loan losses	105,118	(334)	25,956	130,740
Noninterest income	21,509	38,341	2,264	62,114
Noninterest expenses:
Depreciation and amortization expense	2,589	1,501	171	4,261
Other noninterest expenses	62,673	26,222	13,006	101,901
Total noninterest expenses	65,262	27,723	13,177	106,162
Income before income taxes	61,365	10,284	15,043	86,692
Income tax expense	13,149	2,577	2,534	18,260
Net income	$48,216	$7,707	$12,509	$68,432

Total assets at period end	$3,804,021	$71,254	$1,135,491	$5,010,766
Expenditures for long-lived assets	3,415	407	152	3,974

(Dollars in thousands)
Year ended December 31, 2017	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$98,736	($167)	$20,962	$119,531
Provision for loan losses	2,600	—	—	2,600
Net interest income (expense) after provision for loan losses	96,136	(167)	20,962	116,931
Noninterest income	23,244	39,346	2,219	64,809
Noninterest expenses:
Depreciation and amortization expense	2,604	1,689	196	4,489
Other noninterest expenses	60,828	26,718	12,065	99,611
Total noninterest expenses	63,432	28,407	12,261	104,100
Income before income taxes	55,948	10,772	10,920	77,640
Income tax expense	23,876	3,795	4,044	31,715
Net income	$32,072	$6,977	$6,876	$45,925

Total assets at period end	$3,491,845	$66,083	$971,922	$4,529,850
Expenditures for long-lived assets	2,224	360	195	2,779

Notes to Consolidated Financial Statements – (continued)

Note 19 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2019	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$26,074	$6,127	$19,947
Net losses on securities reclassified into earnings (1)	53	12	41
Net change in fair value of available for sale debt securities	26,127	6,139	19,988
Cash flow hedges:
Changes in fair value of cash flow hedges	(1,444)	(339)	(1,105)
Net cash flow hedge losses reclassified into earnings (2)	159	38	121
Net change in the fair value of cash flow hedges	(1,285)	(301)	(984)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	(3,710)	(872)	(2,838)
Amortization of net actuarial losses (3)	1,200	282	918
Amortization of net prior service credits (3)	(16)	(4)	(12)
Net change in defined benefit plan obligations	(2,526)	(594)	(1,932)
Total other comprehensive income	$22,316	$5,244	$17,072

(1)	The pre-tax amount is reported as net realized losses on securities in the Consolidated Statements of Income.

(2)	The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Consolidated Statements of Income.

(3)	The pre-tax amounts are included in other expenses in the Consolidated Statements of Income.

(Dollars in thousands)
Year ended December 31, 2018	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	($12,063)	($2,835)	($9,228)
Net (gains) losses on securities reclassified into earnings	—	—	—
Net change in fair value of available for sale debt securities	(12,063)	(2,835)	(9,228)
Cash flow hedges:
Changes in fair value of cash flow hedges	639	151	488
Net cash flow hedge losses reclassified into earnings (1)	170	39	131
Net change in the fair value of cash flow hedges	809	190	619
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	3,098	729	2,369
Amortization of net actuarial losses (2)	1,907	448	1,459
Amortization of net prior service credits (2)	(24)	(6)	(18)
Net change in defined benefit plan obligations	4,981	1,171	3,810
Total other comprehensive loss	($6,273)	($1,474)	($4,799)

(1)	The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Consolidated Statements of Income.

(2)	The pre-tax amounts are included in other expenses in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2017	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$986	$365	$621
Net (gains) losses on securities reclassified into earnings	—	—	—
Net change in fair value of available for sale debt securities	986	365	621
Cash flow hedges:
Changes in fair value of cash flow hedges	(774)	(223)	(551)
Net cash flow hedge losses reclassified into earnings (1)	792	293	499
Net change in the fair value of cash flow hedges	18	70	(52)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	(1,591)	(594)	(997)
Amortization of net actuarial losses (2)	1,461	546	915
Amortization of net prior service credits (2)	(24)	(9)	(15)
Net change in defined benefit plan obligations	(154)	(57)	(97)
Total other comprehensive income	$850	$378	$472

(1)	The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Consolidated Statements of Income.

(2)	The pre-tax amounts are included in other expenses in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
Balance at December 31, 2018	($16,762)	$191	($11,738)	($28,309)
Other comprehensive income (loss) before reclassifications	19,947	(1,105)	(2,838)	16,004
Amounts reclassified from accumulated other comprehensive income	41	121	906	1,068
Net other comprehensive income (loss)	19,988	(984)	(1,932)	17,072
Balance at December 31, 2019	$3,226	($793)	($13,670)	($11,237)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
Balance at December 31, 2017	($7,534)	($428)	($15,548)	($23,510)
Other comprehensive (loss) income before reclassifications	(9,228)	488	2,369	(6,371)
Amounts reclassified from accumulated other comprehensive income	—	131	1,441	1,572
Net other comprehensive (loss) income	(9,228)	619	3,810	(4,799)
Balance at December 31, 2018	($16,762)	$191	($11,738)	($28,309)

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
Balance at December 31, 2016	($6,825)	($300)	($12,632)	($19,757)
Other comprehensive income (loss) before reclassifications	621	(551)	(741)	(671)
Amounts reclassified from accumulated other comprehensive income	—	499	644	1,143
Net other comprehensive income (loss)	621	(52)	(97)	472
Reclassification of income tax effects due to the adoption of ASU 2018-02	(1,330)	(76)	(2,819)	(4,225)
Balance at December 31, 2017	($7,534)	($428)	($15,548)	($23,510)

Notes to Consolidated Financial Statements – (continued)

Note 20 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2019	2018	2017
Earnings per common share - basic:
Net income	$69,118	$68,432	$45,925
Less dividends and undistributed earnings allocated to participating securities	(139)	(144)	(108)
Net income available to common shareholders	$68,979	$68,288	$45,817
Weighted average common shares	17,331	17,272	17,207
Earnings per common share - basic	$3.98	$3.95	$2.66
Earnings per common share - diluted:
Net income	$69,118	$68,432	$45,925
Less dividends and undistributed earnings allocated to participating securities	(139)	(144)	(108)
Net income available to common shareholders	$68,979	$68,288	$45,817
Weighted average common shares	17,331	17,272	17,207
Dilutive effect of common stock equivalents	83	119	131
Weighted average diluted common shares	17,414	17,391	17,338
Earnings per common share - diluted	$3.96	$3.93	$2.64

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 100,643, 55,821 and 11,572, respectively, for the years ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements – (continued)

Note 21 - Leases
The Corporation adopted the provisions of ASC 842 on January 1, 2019. Upon adoption, operating lease ROU assets totaling $28.9 million and operating lease liabilities totaling $30.9 million were recognized in our Consolidated Balance Sheets for leases that existed at the adoption date, based on the present value of lease payments over the remaining lease term.

The weighted average discount rate used to discount operating lease liabilities at December 31, 2019 was 3.67%.

As of December 31, 2019, the Corporation has one lease that has not yet commenced. At December 31, 2019, lease expiration dates ranged from 4 months to 21 years, with additional renewal options on certain leases ranging from 1 to 5 years. At December 31, 2019, the weighted average remaining lease term for the Corporation’s operating leases was 14.0 years.

Rental expense for operating leases amounted to $3.8 million for 2019, compared to $3.7 million for 2018.

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at December 31, 2019, including a reconciliation to the present value of operating lease liabilities recognized in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)
Years ending December 31:	2020	$3,493
	2021	3,291
	2022	3,165
	2023	3,097
	2024	2,904
	2025 and thereafter	21,818
Total operating lease payments (1)		37,768
Less interest		8,907
Present value of operating lease liabilities (2)		$28,861

(1)	Includes $2.4 million related to options to extend lease terms that are reasonably certain of being exercised.

(2)	Includes short-term operating lease liabilities of $2.5 million.

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Year ended December 31,	2019
Lease Expense:
Operating lease expense	$3,724
Variable lease expense	49
Total lease expense (1)	$3,773
Cash Paid:
Cash paid reducing operating lease liabilities	$3,586

(1)	Included in net occupancy expenses in the Consolidated Income Statement.

Notes to Consolidated Financial Statements – (continued)

The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions at December 31, 2018:

(Dollars in thousands)
Years ending December 31:	2019	$3,544
	2020	2,980
	2021	2,677
	2022	2,293
	2023	2,059
	2024 and thereafter	22,648
Total minimum lease payments		$36,201

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)
December 31,	2019	2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$471,338	$533,884
Home equity lines	295,687	270,462
Other loans	88,613	46,698
Standby letters of credit	13,710	7,706
Financial instruments whose notional amounts exceed the amount of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	51,439	30,766
Forward sale commitments	94,829	61,993
Loan related derivative contracts:
Interest rate swaps with customers	813,458	648,050
Mirror swaps with counterparties	813,458	648,050
Risk participation-in agreements	72,866	46,510
Foreign exchange contracts	—	2,784
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

See Note 13 for additional disclosure pertaining to derivative financial instruments.

Notes to Consolidated Financial Statements – (continued)

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $13.7 million and $7.7 million, as of December 31, 2019 and 2018, respectively.  At December 31, 2019 and 2018, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the years ended December 31, 2019, 2018 and 2017.

At December 31, 2019 and 2018, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Mortgage Loan Commitments
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

In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of December 31, 2019 and 2018, the carrying value of loans repurchased due to representation and warranty claims was $1.7 million and $1.2 million, respectively. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $170 thousand and $140 thousand at December 31, 2019 and 2018, respectively, and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in mortgage banking revenues in the Consolidated Statements of Income.

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

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2019	2018
Assets:
Cash on deposit with bank subsidiary	$1,838	$1,912
Investment in subsidiaries at equity value:
Bank	521,969	467,657
Non-bank	1,882	1,869
Dividends receivable from bank subsidiary	9,575	7,762
Other assets	232	190
Total assets	$535,496	$479,390
Liabilities:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	9,252	8,439
Other liabilities	71	86
Total liabilities	32,004	31,206
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; issued and outstanding 17,363,455 shares in 2019 and 17,302,037 in 2018	1,085	1,081
Paid-in capital	123,281	119,888
Retained earnings	390,363	355,524
Accumulated other comprehensive loss	(11,237)	(28,309)
Total shareholders’ equity	503,492	448,184
Total liabilities and shareholders’ equity	$535,496	$479,390

Notes to Consolidated Financial Statements – (continued)

Statements of Income	(Dollars in thousands)
Years ended December 31,	2019	2018	2017
Income:
Dividends from subsidiaries:
Bank	$36,796	$32,394	$27,900
Non-bank	27	24	18
Total income	36,823	32,418	27,918
Expenses:
Interest on junior subordinated debentures	980	869	613
Legal and professional fees	147	187	169
Change in fair value of contingent consideration	—	(187)	(643)
Other	337	324	298
Total expenses	1,464	1,193	437
Income before income taxes	35,359	31,225	27,481
Income tax benefit	301	284	340
Income before equity in undistributed earnings (losses) of subsidiaries	35,660	31,509	27,821
Equity in undistributed earnings (losses) of subsidiaries:
Bank	33,445	36,876	18,193
Non-bank	13	47	(89)
Net income	$69,118	$68,432	$45,925

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2019	2018	2017
Cash flow from operating activities:
Net income	$69,118	$68,432	$45,925
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries:
Bank	(33,445)	(36,876)	(18,193)
Non-bank	(13)	(47)	89
(Increase) decrease in dividend receivable	(1,813)	8	(1,252)
(Increase) decrease in other assets	(43)	70	72
(Decrease) increase in accrued expenses and other liabilities	(15)	17	22
Change in fair value of contingent consideration liability	—	(187)	(643)
Tax benefit from stock option exercises and other equity awards	248	496	508
Other, net	(195)	(465)	(673)
Net cash provided by operating activities	33,842	31,448	25,855
Cash flows from financing activities:
Payment of contingent consideration liability	—	(1,217)	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	273	(671)	366
Cash dividends paid	(34,189)	(29,312)	(26,300)
Net cash used in financing activities	(33,916)	(31,200)	(25,934)
Net (decrease) increase in cash	(74)	248	(79)
Cash at beginning of year	1,912	1,664	1,743
Cash at end of year	$1,838	$1,912	$1,664

Notes to Consolidated Financial Statements – (continued)

Note 24 - Selected Quarterly Consolidated Financial Data (Unaudited)

	(Dollars and shares in thousands, except per share amounts)
	2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Interest and dividend income	$50,194	$50,559	$49,527	$47,383
	Interest expense	15,610	16,701	16,549	15,389
	Net interest income	34,584	33,858	32,978	31,994
	Provision for loan losses	650	525	400	—
	Net interest income after provision for loan losses	33,934	33,333	32,578	31,994
	Noninterest income	15,367	16,753	18,342	16,618
	Noninterest expense	26,964	28,151	26,870	28,755
	Income before income taxes	22,337	21,935	24,050	19,857
	Income tax expense	4,842	4,662	5,236	4,321
	Net income	$17,495	$17,273	$18,814	$15,536

	Net income available to common shareholders	$17,461	$17,238	$18,778	$15,502

	Weighted average common shares outstanding - basic	17,304	17,330	17,338	17,351
	Weighted average common shares outstanding - diluted	17,401	17,405	17,414	17,436
Per share information:	Basic earnings per common share	$1.01	$0.99	$1.08	$0.89
	Diluted earnings per common share	$1.00	$0.99	$1.08	$0.89
	Cash dividends declared per share	$0.47	$0.51	$0.51	$0.51

	(Dollars and shares in thousands, except per share amounts)
	2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Interest and dividend income	$40,440	$43,286	$45,164	$47,517
	Interest expense	8,588	10,175	11,715	13,639
	Net interest income	31,852	33,111	33,449	33,878
	Provision for loan losses	—	400	350	800
	Net interest income after provision for loan losses	31,852	32,711	33,099	33,078
	Noninterest income	15,743	15,993	15,215	15,163
	Noninterest expense	27,130	26,288	26,062	26,682
	Income before income taxes	20,465	22,416	22,252	21,559
	Income tax expense	4,254	4,742	4,741	4,523
	Net income	$16,211	$17,674	$17,511	$17,036

	Net income available to common shareholders	$16,173	$17,636	$17,475	$17,004

	Weighted average common shares outstanding - basic	17,234	17,272	17,283	17,297
	Weighted average common shares outstanding - diluted	17,345	17,387	17,382	17,385
Per share information:	Basic earnings per common share	$0.94	$1.02	$1.01	$0.98
	Diluted earnings per common share	$0.93	$1.01	$1.01	$0.98
	Cash dividends declared per share	$0.43	$0.43	$0.43	$0.47

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2019.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Corporation's internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Corporation's management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In addition, the effectiveness of the Corporation's internal control over financial reporting as of the end of the period covered by this report has been audited by Crowe LLP, an independent registered public accounting firm.

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in the Bancorp’s Proxy Statement (the “Proxy Statement”) prepared for the Annual Meeting of Shareholders to be held April 28, 2020, and is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.

ITEM 11.  Executive Compensation.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Required information regarding security ownership of certain beneficial owners and management will be included in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2019 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 2003 Plan and the 2013 Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	621,972 (3)	$45.38 (4)	1,075,019
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	621,972	$45.38	1,075,019

(1)	Does not include any shares already reflected in the Bancorp’s outstanding shares.

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

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

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

	3.	Exhibits. The following exhibits are included as part of this Form 10-K.
(b)	See (a) 3. above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Exhibit Index

Exhibit Number
3.1	Restated Articles of Incorporation of the Registrant – Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
3.2	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
3.3	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2016. (1)
3.4	Amended and Restated By-Laws of the Registrant – Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2017. (1)
4.1	Description of Equity Securities Registered Under Section 12 of the Exchange Act - Filed herewith.
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

10.55
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

10.58	Form of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.59	Terms of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.60
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. (1) (2)

10.61
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.62
Form and terms of Split-Dollar Agreement with certain executive officers – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. (1) (2)

10.63
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2016 – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. (1) (2)

10.64
Terms of Amended and Restated Change in Control with certain executive officers, dated September 22, 2016 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (1) (2)

10.65
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 19, 2017 – Filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.66
Terms of Restricted Stock Unit Certificate with an executive officer, dated June 1, 2017 – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.67
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2017 – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.68
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 18, 2018 – Filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.69
Terms of Amended and Restated Change in Control with an executive officer, dated February 27, 2018 – Filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.70
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 17, 2019 - Filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. (1) (2)

21.1	Subsidiaries of the Registrant – Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (1)
23.1	Consent of Crowe LLP – Filed herewith.
23.2	Consent of KPMG LLP – Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)

101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	February 25, 2020	By	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer (principal executive officer)

Date:	February 25, 2020	By	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	February 25, 2020	By	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2020	/s/ John J. Bowen
John J. Bowen, Director

Date:	February 25, 2020	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	February 25, 2020	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	February 25, 2020	/s/ Edward O. Handy III
Edward O. Handy III, Director

Date:	February 25, 2020	/s/ Constance A. Howes
Constance A. Howes, Director

Date:	February 25, 2020	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date:	February 25, 2020	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	February 25, 2020	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	February 25, 2020	/s/ H. Douglas Randall III
H. Douglas Randall III, Director

Date:	February 25, 2020	/s/ John T. Ruggieri
John T. Ruggieri, Director

Date:	February 25, 2020	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	February 25, 2020	/s/ John F. Treanor
John F. Treanor, Director