Form 10-Q
period 2020-03-31
WASHINGTON TRUST BANCORP INC
filed 2020-05-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	March 31, 2020	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of April 30, 2020 was 17,258,482.

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	March 31, 2020	December 31, 2019
Assets:
Cash and due from banks	$178,678	$132,193
Short-term investments	6,591	6,262
Mortgage loans held for sale, at fair value	49,751	27,833
Available for sale debt securities, at fair value (amortized cost $896,435; net of allowance for credit losses on securities of $0 at March 31, 2020)	917,392	899,490
Federal Home Loan Bank stock, at cost	53,576	50,853
Loans:
Total loans	4,090,396	3,892,999
Less: allowance for credit losses on loans	39,665	27,014
Net loans	4,050,731	3,865,985
Premises and equipment, net	28,543	28,700
Operating lease right-of-use assets	26,098	26,792
Investment in bank-owned life insurance	83,053	82,490
Goodwill	63,909	63,909
Identifiable intangible assets, net	6,988	7,218
Other assets	155,669	100,934
Total assets	$5,620,979	$5,292,659
Liabilities:
Deposits:
Noninterest-bearing deposits	$622,893	$609,924
Interest-bearing deposits	3,083,421	2,888,958
Total deposits	3,706,314	3,498,882
Federal Home Loan Bank advances	1,198,534	1,141,464
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	28,184	28,861
Other liabilities	156,669	97,279
Total liabilities	5,112,382	4,789,167
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,251,532 shares outstanding at March 31, 2020 and 17,363,455 shares issued and outstanding at December 31, 2019	1,085	1,085
Paid-in capital	123,167	123,281
Retained earnings	387,243	390,363
Accumulated other comprehensive income (loss)	929	(11,237)
Treasury stock, at cost; 111,925 shares at March 31, 2020	(3,827)	—
Total shareholders’ equity	508,597	503,492
Total liabilities and shareholders’ equity	$5,620,979	$5,292,659

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2020	2019
	Interest income:
	Interest and fees on loans	$40,008	$41,744
	Interest on mortgage loans held for sale	285	180
	Taxable interest on debt securities	5,834	7,226
	Nontaxable interest on debt securities	—	9
	Dividends on Federal Home Loan Bank stock	640	695
	Other interest income	349	340
	Total interest and dividend income	47,116	50,194
	Interest expense:
	Deposits	8,536	8,696
	Federal Home Loan Bank advances	5,765	6,661
	Junior subordinated debentures	213	253
	Total interest expense	14,514	15,610
	Net interest income	32,602	34,584
	Provision for credit losses	7,036	650
	Net interest income after provision for credit losses	25,566	33,934
	Noninterest income:
	Wealth management revenues	8,689	9,252
	Mortgage banking revenues	6,096	2,646
	Card interchange fees	947	997
	Service charges on deposit accounts	860	875
	Loan related derivative income	2,455	724
	Income from bank-owned life insurance	564	649
	Other income	316	224
	Total noninterest income	19,927	15,367
	Noninterest expense:
	Salaries and employee benefits	19,468	17,619
	Outsourced services	3,000	2,606
	Net occupancy	2,019	1,998
	Equipment	977	1,011
	Legal, audit and professional fees	822	534
	FDIC deposit insurance costs	422	429
	Advertising and promotion	259	239
	Amortization of intangibles	230	239
	Other expenses	3,256	2,289
	Total noninterest expense	30,453	26,964
	Income before income taxes	15,040	22,337
	Income tax expense	3,139	4,842
	Net income	$11,901	$17,495

	Net income available to common shareholders	$11,869	$17,461
	Weighted average common shares outstanding - basic	17,345	17,304
	Weighted average common shares outstanding - diluted	17,441	17,401
Per share information:	Basic earnings per common share	$0.68	$1.01
	Diluted earnings per common share	$0.68	$1.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

Three months ended March 31,	2020	2019
Net income	$11,901	$17,495
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	12,806	11,021
Net change in fair value of cash flow hedges	(1,050)	(442)
Net change in defined benefit plan obligations	410	227
Total other comprehensive income, net of tax	12,166	10,806
Total comprehensive income	$24,067	$28,301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended March 31, 2020	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2020	17,363	$1,085	$123,281	$390,363	($11,237)	$—	$503,492
Cumulative effect of change in accounting principle - Topic 326	—	—	—	(6,108)	—	—	(6,108)
Net income	—	—	—	11,901	—	—	11,901
Total other comprehensive income	—	—	—	—	12,166	—	12,166
Cash dividends declared ($0.51 per share)	—	—	—	(8,913)	—	—	(8,913)
Share-based compensation	—	—	758	—	—	—	758
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	14	—	(872)	—	—	495	(377)
Treasury stock purchased under 2019 Stock Repurchase Program	(125)	—	—	—	—	(4,322)	(4,322)
Balance at March 31, 2020	17,252	$1,085	$123,167	$387,243	$929	($3,827)	$508,597

For the three months ended March 31, 2019	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2019	17,302	$1,081	$119,888	$355,524	($28,309)	$—	$448,184
Cumulative effect of change in accounting principle - Topic 842	—	—	—	722	—	—	722
Net income	—	—	—	17,495	—	—	17,495
Total other comprehensive income	—	—	—	—	10,806	—	10,806
Cash dividends declared ($0.47 per share)	—	—	—	(8,220)	—	—	(8,220)
Share-based compensation	—	—	740	—	—	—	740
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	3	1	115	—	—	—	116
Balance at March 31, 2019	17,305	$1,082	$120,743	$365,521	($17,503)	$—	$469,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Three months ended March 31,	2020	2019
	Cash flows from operating activities:
	Net income	$11,901	$17,495
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	7,036	650
	Depreciation of premises and equipment	783	838
	Net amortization of premiums and discounts on debt securities and loans	1,519	822
	Amortization of intangibles	230	239
	Share-based compensation	758	740
	Tax benefit from stock option exercises and other equity awards	(85)	7
	Income from bank-owned life insurance	(564)	(649)
	Net gains on loan sales, including fair value adjustments	(6,013)	(2,474)
	Proceeds from sales of loans, net	148,768	51,673
	Loans originated for sale	(166,408)	(46,864)
	Decrease in operating lease right-of-use assets	694	673
	Decrease in operating lease liabilities	(677)	(666)
	Increase in other assets	(57,060)	(11,022)
	Increase in other liabilities	56,292	9,532
	Net cash (used in) provided by operating activities	(2,826)	20,994
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(70,924)	(62,109)
	Available for sale debt securities: Other	(45,000)	(10,507)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	43,750	19,718
	Available for sale debt securities: Other	70,000	10,000
	Purchases of Federal Home Loan Bank stock	(2,723)	(1,957)
	Net increase in loans	(145,740)	(54,147)
	Purchases of loans	(51,081)	(161)
	Proceeds from the sale of property acquired through foreclosure or repossession	1,066	—
	Purchases of premises and equipment	(628)	(1,655)
	Proceeds from surrender of bank-owned life insurance	—	326
	Net cash used in investing activities	(201,280)	(100,492)
	Cash flows from financing activities:
	Net increase (decrease) in deposits	207,432	(19,788)
	Proceeds from Federal Home Loan Bank advances	879,000	532,000
	Repayment of Federal Home Loan Bank advances	(821,930)	(426,593)
	Treasury stock purchased	(4,322)	—
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(377)	116
	Cash dividends paid	(8,883)	(8,153)
	Net cash provided by financing activities	250,920	77,582
	Net increase (decrease) in cash and cash equivalents	46,814	(1,916)
	Cash and cash equivalents at beginning of period	138,455	93,475
	Cash and cash equivalents at end of period	$185,269	$91,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows – continued (unaudited)	(Dollars in thousands)

Three months ended March 31,	2020	2019
Noncash Activities:
Loans charged off	$635	$103
Loans transferred to property acquired through foreclosure or repossession	28	—
In conjunction with the adoption of ASU 2016-02 as detailed in Note 2 to the Unaudited Consolidated Financial Statements, the following assets and liabilities were recognized:
Operating lease right-of-use assets	—	28,923
Operating lease liabilities	—	30,853
In conjunction with the adoption of ASU 2017-12 as detailed in Note 2 to the Unaudited Consolidated Financial Statements, the following qualifying debt securities classified as held to maturity were transferred to available for sale:

Fair value of debt securities transferred from held to maturity to available for sale	—	10,316
Supplemental Disclosures:
Interest payments	$14,479	$14,082
Income tax payments	1,036	1,136

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

The Unaudited Consolidated Financial Statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included. Interim results are not necessarily indicative of the results of the entire year. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Risks and Uncertainties
The COVID-19 pandemic has caused an unprecedented disruption to the economy and the communities we serve. In response, we are committed to working with and supporting our customers experiencing financial difficulty due to the COVID-19 pandemic, including loan payment deferrals and participation in the Small Business Administration's (“SBA’s”) Paycheck Protection Program (“PPP”). In addition, we implemented our business continuity and pandemic plans, which include remote working arrangements for the majority of our workforce, closing our branches and offering drive-through banking or special banking services by appointment only, and promoting social distancing.

The U.S. government and regulatory agencies have taken several actions to provide support to the U.S. economy. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion stimulus bill, was signed into law on March 27, 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also includes extensive emergency funding for hospitals and providers. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act, as well as other recent legislative and regulatory relief efforts, are expected to have a material impact on the Corporation’s operations. Also, the actions of the Board of Governors of the Federal Reserve System (the “FRB”) to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect the Corporation’s net interest income and margins, and profitability. While it is not possible to know the full extent of these impacts as of the date of this filing, detailed below are potentially material items of which we are aware.

•
As noted above, net interest income could be reduced. Also, in accordance with regulatory guidance, Washington Trust is actively working with borrowers impacted by the COVID-19 pandemic to defer payments. While interest will

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

continue to be recognized in accordance with GAAP, should eventual credit losses on these deferments emerge, interest income would be negatively impacted.

•
The provision for credit losses could increase. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for credit losses. It also is possible that asset quality could worsen, expenses associated with collection efforts could increase and loan charge-offs could increase. Washington Trust is actively participating in the SBA’s PPP, providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government, if that should change, Washington Trust could be required to increase its allowance for credit losses through an additional provision for credit losses charged to earnings.

•
Noninterest income could be reduced. Uncertainty regarding COVID-19 could cause further volatility in the financial markets. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. COVID-19 could also cause disruption in the loan origination process. Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

•
As noted above, the Corporation implemented its business continuity and pandemic plans, which include remote working arrangements for the majority of its workforce. While there has been no material impact to the Corporation’s employees as of this report date, if COVID-19 escalates further it could also potentially create business continuity issues. The Corporation does not currently anticipate significant challenges to its ability to maintain systems and controls in light of the measures the Corporation has taken to prevent the spread of COVID-19.

•
Valuation and fair value measurement challenges may occur. Management performed an interim impairment assessment on goodwill as a result of changes in the macroeconomic environment resulting from the COVID-19 pandemic in the three month period ended March 31, 2020. Goodwill represents the excess of the purchase price over the net fair value of the acquired businesses.  As of March 31, 2020, the Corporation had $63.9 million in goodwill, of which $41.3 million was allocated to the Wealth Management Services reporting unit and $22.6 million was allocated to the Commercial Banking reporting unit.  The results of the interim impairment assessment indicated that the remaining fair value significantly exceeded the carrying value for both reporting units. The COVID-19 pandemic could cause further and sustained decline in the Corporation’s stock price or the occurrence of additional valuation triggering events that could result in an impairment charge to earnings.

The extent to which the COVID-19 pandemic will continue to impact the Corporation’s business, results of operations, and financial condition, as well as regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions the Corporation may take as may be required by government authorities or that the Corporation determines is in the best interests of its employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2020
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. For available for sale debt securities with unrealized losses, Topic 326 requires credit losses to be recognized as an allowance rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses are recognized immediately in earnings rather than as interest income over time. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective. This ASU was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Corporation adopted ASU 2016-13, including the subsequent ASUs issued to clarify Topic 326 (“Topic 326”), on January 1, 2020.

The Corporation assembled a cross-functional project team that met regularly to address the additional data requirements, to determine the approach for implementation and to identify new internal controls over enhanced accounting processes for

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

estimating the allowance for credit losses (“ACL”). This included assessing the adequacy of existing loan and loss data, assessing models for default and loss estimates, conducting limited “trial” runs and analytical reviews through December 31, 2019, and completing independent model validation and documentation of ACL processes and controls in the first quarter of 2020.

In accordance with Topic 326, the Corporation has updated its ACL accounting policies. Required policy disclosures are provided in Notes 4, 5, 6 and 18.

Upon adoption of Topic 326 on January 1, 2020, the ACL for loans (a contra-asset) increased by $6.5 million and the ACL for unfunded commitments (a liability) increased by $1.5 million, as compared to December 31, 2019. The increases in the ACL on loans and unfunded commitments upon adoption resulted in a one-time cumulative-effect adjustment that decreased retained earnings by $6.1 million, net of deferred tax balances of $1.9 million.

The Corporation has elected the five-year phase-in option, provided by regulatory guidance issued by the Federal Deposit Insurance Corporation (“FDIC”) in March 2020, which delays the estimated impact of Topic 326 on regulatory capital for the first two years and then phases it in over a three-year period beginning in 2022. See Note 8 for additional disclosure on regulatory capital.

Fair Value Measurement - Topic 820
Accounting Standards Update No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), was issued in August 2018 to modify the disclosure requirements related to fair value. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019. Certain provisions under ASU 2018-13 required prospective application, while other provisions required retrospective application to all periods presented in the consolidated financial statements upon adoption. The Corporation adopted the provisions of ASU 2018-13 effective January 1, 2020 and the adoption did not have a material impact on the Corporation’s consolidated financial statements.

Intangibles - Goodwill and Other - Internal-Use Software - Topic 350
Accounting Standards Update No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018-15”), was issued in August 2018 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those requirements that currently exist in GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. Implementation costs would either be capitalized or expensed as incurred depending on the project stage. All costs in the preliminary and post-implementation project stages are expensed as incurred, while certain costs within the application development stage are capitalized. ASU 2018-15 was effective for fiscal years beginning after December 15, 2019. Effective January 1, 2020, the Corporation adopted the provision of ASU 2018-15 prospectively, as permitted, and the adoption did not have a material impact on the Corporation’s consolidated financial statements.

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

Income Taxes - Topic 745
Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), was issued in December 2019 to simplify the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective application through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The adoption of ASU 2019-12 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Reference Rate Reform - Topic 848
Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), was issued in March 2020 to ease the potential burden in accounting for recognizing the effects of reference rate reform on financial reporting. Such challenges include the accounting and operational implications for contract modifications and hedge accounting. The provisions in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to loan and lease agreements, contracts, hedging relationships, and other transactions affected by reference rate reform. These provisions apply to contract modifications that reference LIBOR or another reference rate expected to be discounted because of reference rate reform. Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification would be considered "minor" so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. Qualifying modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for hedge accounting.

ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Corporation is currently evaluating the effect that this ASU will have on the Corporation’s consolidated financial statements.

Note 3 - Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the FRB.  Some or all of these reserve requirements may be satisfied with vault cash. Effective March 26, 2020, the FRB reduced the reserve requirement ratios to zero percent to eliminate the need for depository institutions, such as the Bank, to maintain balances in accounts at the FRB to satisfy reserve requirements. At December 31, 2019, the reserve balance was $27.9 million and was included in cash and due from banks in the Unaudited Consolidated Balance Sheets.

As of March 31, 2020 and December 31, 2019, cash and due from banks includes interest-bearing deposits in other banks of $136.8 million and $83.4 million, respectively. See Note 9 for additional disclosure regarding cash collateral pledged to derivative counterparties.

Note 4 - Securities
Adoption of Topic 326
Effective January 1, 2020, the Corporation adopted the provisions of Topic 326 using the modified retrospective method. Therefore, prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 326. There was no ACL on available for sale debt securities recognized upon the adoption of Topic 326.

Accounting Policy Updates
Effective January 1, 2020, the Corporation has modified its accounting policy for the assessment of available for sale debt securities for impairment. The updated policy is detailed below.

The Corporation has made an accounting policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in other assets in the Unaudited Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate of credit losses. Accrued interest receivable on available for sale debt securities totaled $2.8 million and $2.9 million, respectively, as of March 31, 2020 and December 31, 2019.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2020 and 2019.

For available for sale debt securities in an unrealized loss position, management first assesses whether the Corporation intends to sell, or if it is likely that the Corporation will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charge to earnings. For debt securities available for sale that do not meet either these criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

assessment, management considers both quantitative and qualitative factors.

A substantial portion of available for sale debt securities held by the Corporation are obligations issued by U.S. government agency and U.S. government-sponsored enterprises, including mortgage-backed securities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. For these securities, management takes into consideration the long history of no credit losses and other factors to assess the risk of nonpayment even if the U.S. government were to default. As such, the Corporation has elected the practical expedient of a zero loss estimate due to credit for these securities. For available for sale debt securities that are not guaranteed by U.S. government agencies and U.S. government-sponsored enterprises, such as individual name issuer trust preferred debt securities and corporate bonds, management utilizes a third party credit modeling tool based on observable market data, which assists management in identifying any potential credit risk associated with its available for sale debt securities. This model estimates probability of default, loss given default and exposure at default for each security. In addition, qualitative factors are also considered, including the extent to which fair value is less than amortized cost, changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If a credit loss exists based on the results of this assessment, an ACL (contra asset) is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is considered market-related and is recognized in other comprehensive income, net of taxes.

Changes in the ACL on available for sale debt securities are recorded as provision for (or reversal of) credit losses. Losses are charged against the ACL when management believes the uncollectibility of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Available for Sale Debt Securities
The following table presents the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$132,262	$1,408	($169)	$—	$133,501
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	739,701	24,689	(46)	—	764,344
Individual name issuer trust preferred debt securities	13,328	—	(2,232)	—	11,096
Corporate bonds	11,144	—	(2,693)	—	8,451
Total available for sale debt securities	$896,435	$26,097	($5,140)	$—	$917,392
Total securities	$896,435	$26,097	($5,140)	$—	$917,392

The following table presents the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of securities by major security type and class of security:

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of March 31, 2020 and December 31, 2019, debt securities with a fair value of $400.0 million and $431.9 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)	Available for Sale
March 31, 2020	Amortized Cost	Fair Value
Due in one year or less	$110,903	$114,238
Due after one year to five years	339,369	349,303
Due after five years to ten years	269,847	273,824
Due after ten years	176,316	180,027
Total debt securities	$896,435	$917,392

Included in the above table are debt securities with an amortized cost balance of $155.4 million and a fair value of $151.7 million at March 31, 2020 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 1 month to 17 years, with call features ranging from 1 month to 2 years.

Assessment of Available for Sale Debt Securities for Impairment
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer.  Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. For the accounting policy on the assessment of available for sale debt securities for impairment that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses on securities has not been recorded at March 31, 2020, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2020	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	1	$24,831	($169)	—	$—	$—	1	$24,831	($169)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	4	12,178	(46)	—	—	—	4	12,178	(46)
Individual name issuer trust preferred debt securities	—	—	—	5	11,096	(2,232)	5	11,096	(2,232)
Corporate bonds	—	—	—	3	8,451	(2,693)	3	8,451	(2,693)
Total	5	$37,009	($215)	8	$19,547	($4,925)	13	$56,556	($5,140)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2019	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	3	$20,364	($136)	3	$49,902	($97)	6	$70,266	($233)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	4	41,150	(56)	23	216,804	(2,908)	27	257,954	(2,964)
Individual name issuer trust preferred debt securities	—	—	—	5	12,579	(745)	5	12,579	(745)
Corporate bonds	—	—	—	3	10,183	(958)	3	10,183	(958)
Total	7	$61,514	($192)	34	$289,468	($4,708)	41	$350,982	($4,900)

Further deterioration in credit quality of the underlying issuers of the securities, deterioration in the condition of the financial services industry, worsening of the current economic environment, or additional declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as credit losses, and the Corporation may incur write-downs.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at March 31, 2020. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no allowance for credits losses on securities was recorded at March 31, 2020.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at March 31, 2020 were five trust preferred securities issued by four individual companies in the banking sector.  Management believes the unrealized losses on these debt security holdings are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of March 31, 2020, individual name issuer trust preferred debt securities with an amortized cost of $2.0 million and unrealized losses of $421 thousand were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  We noted no additional downgrades to below investment grade between March 31, 2020 and the filing date of this report.  Based on this review, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses on securities was recorded at March 31, 2020.

Corporate Bonds
At March 31, 2020, the Corporation had three corporate bond holdings with unrealized losses totaling $2.7 million. These investment grade corporate bonds were issued by large corporations in the financial services industry. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at March 31, 2020.
Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

date as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on these bonds are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses was recorded at March 31, 2020.

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial:
Commercial real estate (1)	$1,618,020	$1,547,572
Commercial & industrial (2)	655,157	585,289
Total commercial	2,273,177	2,132,861
Residential Real Estate:
Residential real estate (3)	1,510,472	1,449,090
Consumer:
Home equity	287,134	290,874
Other (4)	19,613	20,174
Total consumer	306,747	311,048
Total loans (5)	$4,090,396	$3,892,999

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

(5)
Includes net unamortized loan origination costs of $5.2 million and $5.3 million, respectively, at March 31, 2020 and December 31, 2019 and net unamortized premiums on purchased loans of $724 thousand and $995 thousand, respectively, at March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, loans amounting to $2.2 billion and $2.1 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB for the discount window. See Note 7 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
March 31, 2020	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$825	$—	$450	$1,275	$1,616,745	$1,618,020
Commercial & industrial	20	—	290	310	654,847	655,157
Total commercial	845	—	740	1,585	2,271,592	2,273,177
Residential Real Estate:
Residential real estate	5,410	1,197	5,686	12,293	1,498,179	1,510,472
Consumer:
Home equity	1,596	103	783	2,482	284,652	287,134
Other	26	1	88	115	19,498	19,613
Total consumer	1,622	104	871	2,597	304,150	306,747
Total loans	$7,877	$1,301	$7,297	$16,475	$4,073,921	$4,090,396

(Dollars in thousands)	Days Past Due
December 31, 2019	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$830	$—	$603	$1,433	$1,546,139	$1,547,572
Commercial & industrial	1	—	—	1	585,288	585,289
Total commercial	831	—	603	1,434	2,131,427	2,132,861
Residential Real Estate:
Residential real estate	4,574	2,155	4,700	11,429	1,437,661	1,449,090
Consumer:
Home equity	971	729	996	2,696	288,178	290,874
Other	42	—	88	130	20,044	20,174
Total consumer	1,013	729	1,084	2,826	308,222	311,048
Total loans	$6,418	$2,884	$6,387	$15,689	$3,877,310	$3,892,999

Included in past due loans as of March 31, 2020 and December 31, 2019, were nonaccrual loans of $11.4 million and $11.5 million, respectively.

All loans 90 days or more past due at March 31, 2020 and December 31, 2019 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019
Commercial:
Commercial real estate	$450	$603
Commercial & industrial	290	657
Total commercial	740	1,260
Residential Real Estate:
Residential real estate	15,423	14,297
Consumer:
Home equity	1,667	1,763
Other	88	88
Total consumer	1,755	1,851
Total nonaccrual loans	$17,918	$17,408
Accruing loans 90 days or more past due	$—	$—

For nonaccrual loans with a carrying value of $490 thousand as of March 31, 2020, no ACL was deemed necessary.

As of March 31, 2020 and December 31, 2019, loans secured by one- to four-family residential property amounting to $3.8 million and $5.8 million, respectively, were in process of foreclosure.

Nonaccrual loans of $6.5 million and $5.9 million, respectively, were current as to the payment of principal and interest at March 31, 2020 and December 31, 2019.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2020.

The following table presents interest income recognized on nonaccrual loans segregated by loan class:

(Dollars in thousands)
Three months ended March 31, 2020	Interest Income Recognized
Commercial:
Commercial real estate	$—
Commercial & industrial	—
Total commercial	—
Residential Real Estate:
Residential real estate	168
Consumer:
Home equity	23
Other	—
Total consumer	23
Total	$191

Troubled Debt Restructurings
A loan that has been modified or renewed is considered to be a troubled debt restructuring when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower’s benefit that would not otherwise be considered for a borrower or a transaction with similar credit risk characteristics. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

with separate terms for each tranche of the restructured debt. Restructuring of a loan in lieu of aggressively enforcing the collection of the loan may benefit the Corporation by increasing the ultimate probability of collection.

The Corporation's ACL reflects the effects of a troubled debt restructuring when management reasonably expects at the reporting date that a troubled debt restructuring will be executed with an individual borrower. A troubled debt restructuring is considered reasonably expected no later than the point when management concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession to avoid a default. Reasonably expected troubled debt restructurings and executed troubled debt restructurings are evaluated individually to determine the required ACL. Troubled debt restructurings that did not involve a below-market rate concession and perform in accordance with their modified contractual terms for a reasonable period of time may be included in the Corporation’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan.  Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term and full collection of principal and interest is in doubt.

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is performing in accordance with their modified contractual terms for a reasonable period of time.

The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructured loans, the recorded investment also includes accrued interest.

The recorded investment in troubled debt restructurings was $864 thousand and $869 thousand, respectively, at March 31, 2020 and December 31, 2019. The ACL on loans included specific reserves for these troubled debt restructurings of $95 thousand and $97 thousand, respectively, at March 31, 2020 and December 31, 2019.

For the three months ended March 31, 2020 and 2019, there were no loans modified as a troubled debt restructuring.

For the three months ended March 31, 2020 and 2019, there were no payment defaults on troubled debt restructured loans modified within the previous 12 months.

As of March 31, 2020, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a troubled debt restructuring.

The Corporation elected to account for eligible loan modifications under Section 4013 of the CARES Act. To be an eligible loan under Section 4013 of the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) December 31, 2020. Eligible loan modifications are not required to be classified as troubled debt restructured loans and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status in accordance with the nonaccrual loans accounting policy described above.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Individually Analyzed Loans
Effective January 1, 2020, individually analyzed loans include nonaccrual commercial loans, loans classified as troubled debt restructured loans, and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. As of March 31, 2020, the carrying value of individually analyzed loans amounted to $1.8 million, of which $1.4 million were considered collateral dependent.

For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 10 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)
As of March 31, 2020	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$450	$6
Commercial & industrial (2)	290	290
Total commercial	740	296
Residential Real Estate:
Residential real estate (3)	418	—
Consumer:
Home equity (3)	233	233
Other	—	—
Total consumer	233	233
Total	$1,391	$529

(1)	Secured by income-producing property.

(2)	Secured by business assets.

(3)	Secured by one- to four-family residential properties.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Prior to January 1, 2020, a loan was considered impaired when, based on current information and events, it was probable that the Corporation would not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans included nonaccrual loans and loans restructured in a troubled debt restructuring. The Corporation identified loss allocations for impaired loans on an individual loan basis. The following is a summary of impaired loans:

(Dollars in thousands)
As of December 31, 2019	Recorded Investment (1)	Unpaid Principal	Related Allowance
No Related Allowance Recorded
Commercial:
Commercial real estate	$—	$—	$—
Commercial & industrial	—	—	—
Total commercial	—	—	—
Residential Real Estate:
Residential real estate	13,968	14,803	—
Consumer:
Home equity	1,471	1,472	—
Other	88	88	—
Total consumer	1,559	1,560	—
Subtotal	15,527	16,363	—
With Related Allowance Recorded
Commercial:
Commercial real estate	$603	$926	$—
Commercial & industrial	657	657	580
Total commercial	1,260	1,583	580
Residential Real Estate:
Residential real estate	687	714	95
Consumer:
Home equity	292	291	291
Other	18	18	2
Total consumer	310	309	293
Subtotal	2,257	2,606	968
Total impaired loans	$17,784	$18,969	$968
Total:
Commercial	$1,260	$1,583	$580
Residential real estate	14,655	15,517	95
Consumer	1,869	1,869	293
Total impaired loans	$17,784	$18,969	$968

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

(Dollars in thousands)
Three months ended March 31, 2019	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$976	$1
Commercial & industrial	4,689	54
Total commercial	5,665	55
Residential Real Estate:
Residential real estate	10,151	115
Consumer:
Home equity	1,480	14
Other	21	—
Total consumer	1,501	14
Total	$17,317	$184

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for credit losses on loans. See Note 6 for additional information.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The Corporation’s procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. On a quarterly basis, management reviews the watched asset list, which generally consists of commercial loans that are risk-rated 6 or worse, highly leverages transaction loans, high-volatility commercial real estate and other selected loans. Management’s review focuses on the current status of the loans and strategies to improve the credit. An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

Residential and Consumer
Management monitors the relatively homogeneous residential real estate and consumer loan portfolios on an ongoing basis using delinquency information by loan type.

The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$55,517	$235,636	$340,015	$277,871	$157,491	$530,953	$7,445	$2,517	$1,607,445
Special Mention	—	—	—	9,300	—	825	—	—	10,125
Classified	—	—	—	—	—	450	—	—	450
Total CRE	55,517	235,636	340,015	287,171	157,491	532,228	7,445	2,517	1,618,020
C&I:
Pass	43,850	80,561	59,753	70,374	43,616	189,242	130,463	1,599	619,458
Special Mention	—	—	—	1,866	3,625	17,229	2,128	66	24,914
Classified	—	—	—	—	—	8,346	2,439	—	10,785
Total C&I	43,850	80,561	59,753	72,240	47,241	214,817	135,030	1,665	655,157
Residential Real Estate:
Residential real estate:
Current	100,890	339,675	241,997	225,108	177,100	413,409	—	—	1,498,179
Past Due	—	278	633	3,109	516	7,757	—	—	12,293
Total residential real estate	100,890	339,953	242,630	228,217	177,616	421,166	—	—	1,510,472
Consumer:
Home equity:
Current	2,947	9,308	5,510	2,528	1,601	5,473	243,986	13,299	284,652
Past Due	—	—	—	50	—	93	761	1,578	2,482
Total home equity	2,947	9,308	5,510	2,578	1,601	5,566	244,747	14,877	287,134
Other:
Current	605	2,975	2,025	2,321	822	10,334	414	2	19,498
Past Due	9	—	—	—	88	17	—	1	115
Total other	614	2,975	2,025	2,321	910	10,351	414	3	19,613
Total Loans	$203,818	$668,433	$649,933	$592,527	$384,859	$1,184,128	$387,636	$19,062	$4,090,396

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)
As of December 31, 2019	Pass	Special Mention	Classified
Commercial:
Commercial real estate	$1,546,139	$830	$603
Commercial & industrial	549,416	24,961	10,912
Total commercial	$2,095,555	$25,791	$11,515

The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)
As of December 31, 2019	Current	Past Due
Residential Real Estate:
Residential real estate	$1,437,661	$11,429
Consumer:
Home equity	$288,178	$2,696
Other	20,044	130
Total consumer	$308,222	$2,826

Note 6 - Allowance for Credit Losses on Loans
Adoption of Topic 326
Effective January 1, 2020, the Corporation adopted the provisions of Topic 326 using the modified retrospective method. Therefore, prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 326. As a result of adopting Topic 326, the Corporation increased the ACL on loans by $6.5 million on January 1, 2020.

Accounting Policy Updates
Effective January 1, 2020, the Corporation has modified its accounting policy for the ACL on loans. The updated policy is detailed below.

The Corporation has made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately in other assets in the Unaudited Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate of credit losses. Accrued interest receivable on loans totaled $11.2 million and $11.0 million, respectively, as of March 31, 2020 and December 31, 2019.

The ACL on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date.  The ACL on loans is increased through a provision for credit losses recognized in the Unaudited Consolidated Statements of Income and by recoveries of amounts previously charged-off. The ACL on loans is reduced by charge-offs on loans.  Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely.  Full or partial charge-offs on collateral dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. As discussed further below, adjustments to historical information are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate (including commercial construction), commercial and industrial, residential real estate (including homeowner construction), home equity and other consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, loans classified as troubled debt restructured loans and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

For loans that are individually analyzed, the ACL is measured using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is to be provided substantially through the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

For pooled loans, the Corporation utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewal and modifications, unless 1) the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Corporation, or 2) management reasonably expects at the reporting date that a troubled debt restructuring will be executed with an individual borrower. The methodology incorporates the probability of default and loss given default, which are identified by default triggers such as past due by 90 or more days, whether a charge-off has occurred, the loan is nonaccrual, the loan has been modified in a troubled debt restructuring or the loan is risk-rated as special mention or classified. The probability of default for the life of the loan is determined by the use of an econometric factor. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. Utilizing a third party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s loan review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks.

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. While significant deterioration in the economic forecast due to the COVID-19 pandemic was estimated in the ACL on loans as of March 31, 2020, continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the ACL. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the ACL on loans for the three months ended March 31, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014
Adoption of Topic 326 (1)	3,405	3,029	6,434	221	(106)	(48)	(154)	6,501
Charge-offs	(153)	(294)	(447)	—	(173)	(15)	(188)	(635)
Recoveries	—	4	4	—	1	7	8	12
Provision	1,743	3,671	5,414	893	323	143	466	6,773
Ending Balance	$19,736	$10,331	$30,067	$7,729	$1,435	$434	$1,869	$39,665

(1)	Adoption of the CECL accounting standard effective January 1, 2020.

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology:

(Dollars in thousands)	December 31, 2019
	Loans	Related Allowance
Loans Individually Analyzed for Credit Losses
Commercial:
Commercial real estate	$603	$—
Commercial & industrial	657	580
Total commercial	1,260	580
Residential Real Estate:
Residential real estate	14,654	95
Consumer:
Home equity	1,763	291
Other	106	2
Total consumer	1,869	293
Subtotal	17,783	968
Loans Collectively Evaluated for Credit Losses
Commercial:
Commercial real estate	1,546,969	14,741
Commercial & industrial	584,632	3,341
Total commercial	2,131,601	18,082
Residential Real Estate:
Residential real estate	1,434,436	6,520
Consumer:
Home equity	289,111	1,099
Other	20,068	345
Total consumer	309,179	1,444
Subtotal	3,875,216	26,046
Total	$3,892,999	$27,014

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 7 - Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $1.2 billion and $1.1 billion, respectively, at March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Bank had access to a $40.0 million unused line of credit and also had remaining available borrowing capacity of $469.5 million and $535.0 million, respectively, with the FHLB. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of March 31, 2020:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2020 to December 31, 2020	$1,031,103	1.46%
2021	77,222	2.52
2022	813	5.12
2023	5,238	3.80
2024	40,900	2.51
2025 and thereafter	43,258	3.29
Balance at March 31, 2020	$1,198,534	1.64%

Note 8 - Shareholders' Equity
2019 Stock Repurchase Program
The Corporation’s 2019 Stock Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2019 Stock Repurchase Program expires on October 31, 2020 and may be modified, suspended, or discontinued at any time.  As of March 31, 2020, 124,863 shares have been repurchased under the 2019 Stock Repurchase Program, totaling $4.3 million, at an average price of $34.61. Due to the economic uncertainty resulting from the COVID-19 pandemic, Washington Trust suspended its 2019 Stock Repurchase Program effective March 25, 2020.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Regulatory Capital Requirements
Capital levels at March 31, 2020 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$500,239	12.42%	$322,246	8.00%	N/A	N/A
Bank	480,463	11.93	322,210	8.00	$402,763	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	468,122	11.62	241,685	6.00	N/A	N/A
Bank	448,346	11.13	241,658	6.00	322,210	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	446,124	11.08	181,264	4.50	N/A	N/A
Bank	448,346	11.13	181,243	4.50	261,796	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	468,122	8.77	213,488	4.00	N/A	N/A
Bank	448,346	8.40	213,403	4.00	266,754	5.00

December 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	494,603	12.94	305,728	8.00	N/A	N/A
Bank	490,993	12.85	305,693	8.00	382,116	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	467,296	12.23	229,296	6.00	N/A	N/A
Bank	463,686	12.13	229,270	6.00	305,693	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	445,298	11.65	171,972	4.50	N/A	N/A
Bank	463,686	12.13	171,952	4.50	248,375	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	467,296	9.04	206,682	4.00	N/A	N/A
Bank	463,686	8.98	206,596	4.00	258,245	5.00

(1)	Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at March 31, 2020 and December 31, 2019.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both March 31, 2020 and December 31, 2019, $22.0 million in trust preferred securities were included in the Tier 1 Capital of the Corporation for regulatory capital reporting purposes pursuant to the FRB’s capital adequacy guidelines.

In response to the recent disruptions in economic conditions caused by the COVID-19 pandemic and the uncertainty of its overall effects on the economy, the FDIC issued an interim final rule (“IFR”) on March 27, 2020 that delays the estimated impact on regulatory capital stemming from the adoption of Topic 326, often referred to as CECL. The amount of capital relief provided in the CECL IFR is an estimate of the approximate difference in ACL under the CECL accounting methodology relative to the

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

previously used incurred loss accounting methodology for the first two years of the five-year transition period. The cumulative difference at the end of the second year of the transition period will then be phased-in to regulatory capital over a three-year transition period beginning in 2022. As discussed in Note 2, the Corporation has elected this five-year phase-in option.

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

Interest Rate Risk Management Agreements
Interest rate risk management agreements, such as caps, swaps and floors, are used from time to time as part of the Corporation’s interest rate risk management strategy. Interest rate swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount. Interest rate caps and floors represent options purchased by the Corporation to manage the interest rate paid throughout the term of the option contract. The credit risk associated with these transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

Cash Flow Hedging Instruments
As of March 31, 2020 and December 31, 2019, the Corporation had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Corporation obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in November and December of 2020.

As of March 31, 2020 and December 31, 2019, the Corporation had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of March 31, 2020, the Corporation had two interest rate floor contracts, compared to three interest rate floor contracts as of December 31, 2019. The total notional amount of the interest rate floor contracts were $200.0 million and $300.0 million, respectively, as of March 31, 2020 and December 31, 2019. These contracts were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Corporation obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. During the three months ended March 31, 2020, one interest rate floor contact matured. The remaining two floors mature in June and September of 2020.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When the Corporation enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  The Corporation retains the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of March 31, 2020 and December 31, 2019, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $960.5 million and $813.5 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of March 31, 2020, the notional amounts of risk participation-out agreements and risk participation-in agreements were $61.0 million and $88.6 million, respectively, compared to $61.2 million and $72.9 million, respectively, as of December 31, 2019.

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

As of March 31, 2020, the notional amounts of interest rate lock commitments and forward sale commitments were $161.7 million and $220.3 million, respectively, compared to $51.4 million and $94.8 million, respectively, as of December 31, 2019.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2020	Dec 31, 2019	Balance Sheet Location	Mar 31, 2020	Dec 31, 2019
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swaps	Other assets	—	—	Other liabilities	2,489	730
Interest rate floors	Other assets	236	3	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	84,833	27,736	Other liabilities	9	358
Mirror swaps with counterparties	Other assets	8	351	Other liabilities	85,108	27,819
Risk participation agreements	Other assets	11	1	Other liabilities	3	1
Mortgage loan commitments:
Interest rate lock commitments	Other assets	4,937	1,097	Other liabilities	105	—
Forward sale commitments	Other assets	128	30	Other liabilities	3,676	827
Gross amounts		90,153	29,218		91,390	29,735
Less amounts offset in Consolidated Balance Sheets (1)		244	354		244	354
Net amounts presented in Consolidated Balance Sheets		89,909	28,864		91,146	29,381
Less collateral pledged (2)		—	—		30,051	27,105
Net amounts		$89,909	$28,864		$61,095	$2,276

(1)	Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.

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

The following tables present the effect of derivative instruments in the Corporation’s Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
Three months ended March 31,	2020	2019
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$22	$—
Interest rate swaps	(1,325)	(466)
Interest rate floors	253	24
Total	($1,050)	($442)

For derivatives designated as cash flow hedging instruments, see Note 15 for additional disclosure pertaining to the amounts and location of reclassifications from accumulated other comprehensive income into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31,	Statement of Income Location	2020	2019
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	$58,531	$10,310
Mirror swaps with counterparties	Loan related derivative income	(56,190)	(9,604)
Risk participation agreements	Loan related derivative income	114	—
Foreign exchange contracts	Loan related derivative income	—	18
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	3,736	685
Forward sale commitments	Mortgage banking revenues	(3,634)	(429)
Total		$2,557	$980

Note 10 - Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  Items recorded at fair value on a recurring basis include securities available for sale, mortgage loans held for sale and derivatives.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent individually analyzed / impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Aggregate fair value	$49,751	$27,833
Aggregate principal balance	48,199	27,168
Difference between fair value and principal balance	$1,552	$665

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to an increase of $887 thousand in the three months ended March 31, 2020, compared to a decrease of $135 thousand in the three months ended March 31, 2019. These amounts were partially offset in earnings by the changes in fair value of forward sale commitments

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

used to economically hedge them. The changes in fair value are reported as a component of mortgage banking revenues in the Unaudited Consolidated Statements of Income.

There were no mortgage loans held for sale 90 days or more past due as of March 31, 2020 and December 31, 2019.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at March 31, 2020 and December 31, 2019.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at March 31, 2020 and December 31, 2019.

Mortgage Loans Held for Sale
The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Collateral Dependent Individually Analyzed / Impaired Loans
The fair value of collateral dependent loans that are individually analyzed or were previously deemed impaired is determined based upon the appraised fair value of the underlying collateral. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. For collateral dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is to be provided substantially through the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the collateral. Internal valuations may be utilized to determine the fair value of other business assets. Collateral dependent individually analyzed / impaired loans are categorized as Level 3.

Property Acquired Through Foreclosure or Repossession
Property acquired through foreclosure or repossession included in other assets in the Unaudited Consolidated Balance Sheets is adjusted to fair value less costs to sell upon transfer out of loans through a charge to allowance for credit losses on loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Such subsequent valuation charges are charged through earnings. Fair value is generally based upon appraised values of the collateral. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Derivatives
Interest rate cap, swap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$133,501	$—	$133,501	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	764,344	—	764,344	—
Individual name issuer trust preferred debt securities	11,096	—	11,096	—
Corporate bonds	8,451	—	8,451	—
Mortgage loans held for sale	49,751	—	49,751	—
Derivative assets	89,909	—	89,909	—
Total assets at fair value on a recurring basis	$1,057,052	$—	$1,057,052	$—
Liabilities:
Derivative liabilities	$91,146	$—	$91,146	$—
Total liabilities at fair value on a recurring basis	$91,146	$—	$91,146	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$157,648	$—	$157,648	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	719,080	—	719,080	—
Individual name issuer trust preferred debt securities	12,579	—	12,579	—
Corporate bonds	10,183	—	10,183	—
Mortgage loans held for sale	27,833	—	27,833	—
Derivative assets	28,864	—	28,864	—
Total assets at fair value on a recurring basis	$956,187	$—	$956,187	$—
Liabilities:
Derivative liabilities	$29,381	$—	$29,381	$—
Total liabilities at fair value on a recurring basis	$29,381	$—	$29,381	$—

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at March 31, 2020, which were written down to fair value during the three months ended March 31, 2020:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed CRE loan	$444	$—	$—	$444
Total assets at fair value on a nonrecurring basis	$444	$—	$—	$444

The ACL on all collateral dependent individually analyzed loans amounted to $529 thousand at March 31, 2020.

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

The allowance for loan losses on all collateral dependent impaired loans amounted to $871 thousand at December 31, 2019.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
March 31, 2020
Collateral dependent individually analyzed loans	$444	Appraisals of collateral	Discount for costs to sell	10% - 100% (42%)
			Appraisal adjustments (1)	0% - 23% (15%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2019
Collateral dependent impaired loans	$1,448	Appraisals of collateral	Discount for costs to sell	0% - 20% (5%)
			Appraisal adjustments (1)	0% - 100% (67%)
Property acquired through foreclosure or repossession	$1,109	Appraisals of collateral	Discount for costs to sell	12%
			Appraisal adjustments (1)	22%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
March 31, 2020	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,050,731	$4,013,945	$—	$—	$4,013,945

Financial Liabilities:
Time deposits	$1,208,978	$1,220,528	$—	$1,220,528	$—
FHLB advances	1,198,534	1,211,630	—	1,211,630	—
Junior subordinated debentures	22,681	17,714	—	17,714	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2019	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for loan losses	$3,865,985	$3,869,192	$—	$—	$3,869,192

Financial Liabilities:
Time deposits	$1,069,323	$1,082,830	$—	$1,082,830	$—
FHLB advances	1,141,464	1,145,242	—	1,145,242	—
Junior subordinated debentures	22,681	19,628	—	19,628	—

Note 11 - Revenue from Contracts with Customers
The following tables summarize total revenues as presented in the Unaudited Consolidated Statements of Income and the related amounts that are from contracts with customers within the scope of Topic 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of Topic 606.

For the three months ended March 31,	2020		2019
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$32,602	$—	$34,584	$—
Noninterest income:
Asset-based wealth management revenues	8,355	8,355	8,921	8,921
Transaction-based wealth management revenues	334	334	331	331
Total wealth management revenues	8,689	8,689	9,252	9,252
Mortgage banking revenues	6,096	—	2,646	—
Card interchange fees	947	947	997	997
Service charges on deposit accounts	860	860	875	875
Loan related derivative income	2,455	—	724	—
Income from bank-owned life insurance	564	—	649	—
Other income	316	247	224	224
Total noninterest income	19,927	10,743	15,367	11,348
Total revenues	$52,529	$10,743	$49,951	$11,348

(1)	As reported in the Consolidated Statements of Income.

(2)	Revenue from contracts with customers in scope of ASC 606.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Three months ended March 31,	2020	2019
Revenue recognized at a point in time:
Card interchange fees	$947	$997
Service charges on deposit accounts	667	662
Other income	200	179
Revenue recognized over time:
Wealth management revenues	8,689	9,252
Service charges on deposit accounts	193	213
Other income	47	45
Total revenues from contracts in scope of Topic 606	$10,743	$11,348

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $4.0 million at March 31, 2020, compared to $4.5 million at December 31, 2019 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under Topic 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both March 31, 2020 and December 31, 2019 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in-scope of Topic 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $905 thousand at both March 31, 2020 and December 31, 2019 and were included in other assets in the Unaudited Consolidated Balance Sheets.

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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2020	2019	2020	2019
Net Periodic Benefit Cost:
Service cost (1)	$541	$509	$43	$31
Interest cost (2)	626	742	116	141
Expected return on plan assets (2)	(1,135)	(1,124)	—	—
Amortization of prior service credit (2)	—	(4)	—	—
Recognized net actuarial loss (2)	396	198	140	102
Net periodic benefit cost	$428	$321	$299	$274

(1)	Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

(2)	Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the three months ended March 31,	2020	2019	2020	2019
Measurement date	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018
Equivalent single discount rate for benefit obligations	3.42%	4.38%	3.30%	4.28%
Equivalent single discount rate for service cost	3.54	4.44	3.62	4.48
Equivalent single discount rate for interest cost	3.07	4.12	2.93	3.98
Expected long-term return on plan assets	5.75	5.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 13 - Share-Based Compensation Arrangements
During the three months ended March 31, 2020, the Corporation granted performance share unit awards and nonvested share unit awards.

Performance share awards were granted to certain key employees of the Corporation to provide them with the opportunity to earn shares of common stock of the Corporation. The performance share awards were valued at fair market value as determined by the closing price of the Corporation’s common stock on the award date. The weighted average fair value of the performance share awards was $34.22. The number of shares to be vested will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share award agreements. The performance share awards will be earned over a 3-year performance period and the current performance assumption estimates that 65,632 shares will be earned.

The Corporation granted to certain key employees 3,165 nonvested share units, with 3-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $51.28.

Note 14 - Business Segments
Washington Trust segregates financial information in assessing its results among its Commercial Banking and Wealth Management Services operating segments.  The amounts in the Corporate unit include activity not related to the segments.

Management uses certain methodologies to allocate income and expenses to the business lines.  The methodologies are periodically reviewed and revised. Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. A funds transfer pricing (“FTP”) methodology is used to assign interest income and interest expense to each interest-earning asset and interest-bearing liability on a matched maturity funding basis.  The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated. Loans are assigned a FTP rate for funds used and deposits are assigned a FTP rate for funds provided. Certain indirect expenses are allocated to segments.  These include indirect expenses such as technology, operations and other support functions.

Commercial Banking
The Commercial Banking segment includes commercial, residential and consumer lending activities; mortgage banking activities; deposit generation; cash management activities; and direct banking activities, which include the operation of automated teller machines (“ATMs”), telephone and internet banking services and customer support and sales.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (expense)	$29,009	$27,302	($67)	($127)	$3,660	$7,409	$32,602	$34,584
Provision for credit losses	7,036	650	—	—	—	—	7,036	650
Net interest income (expense) after provision for credit losses	21,973	26,652	(67)	(127)	3,660	7,409	25,566	33,934
Noninterest income	10,665	5,455	8,689	9,252	573	660	19,927	15,367
Noninterest expenses:
Depreciation and amortization expense	619	672	354	365	40	40	1,013	1,077
Other noninterest expenses	18,842	15,758	6,846	6,478	3,752	3,651	29,440	25,887
Total noninterest expenses	19,461	16,430	7,200	6,843	3,792	3,691	30,453	26,964
Income before income taxes	13,177	15,677	1,422	2,282	441	4,378	15,040	22,337
Income tax expense	2,764	3,421	356	617	19	804	3,139	4,842
Net income	$10,413	$12,256	$1,066	$1,665	$422	$3,574	$11,901	$17,495

Total assets at period end	$4,367,469	$3,884,052	$74,283	$76,657	$1,179,227	$1,194,020	$5,620,979	$5,154,729
Expenditures for long-lived assets	526	1,300	53	292	49	63	628	1,655

Note 15 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended March 31,	2020			2019
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$16,740	$3,934	$12,806	$14,406	$3,385	$11,021
Net (gains) losses on debt securities reclassified into earnings	—	—	—	—	—	—
Net change in fair value of available for sale debt securities	16,740	3,934	12,806	14,406	3,385	11,021
Cash flow hedges:
Change in fair value of cash flow hedges	(1,402)	(330)	(1,072)	(546)	(128)	(418)
Net cash flow hedge gains (losses) reclassified into earnings (1)	29	7	22	(31)	(7)	(24)
Net change in fair value of cash flow hedges	(1,373)	(323)	(1,050)	(577)	(135)	(442)
Defined benefit plan obligations:
Amortization of net actuarial losses (2)	536	126	410	300	70	230
Amortization of net prior service credits (2)	—	—	—	(4)	(1)	(3)
Net change in defined benefit plan obligations	536	126	410	296	69	227
Total other comprehensive income	$15,903	$3,737	$12,166	$14,125	$3,319	$10,806

(1)
The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(2)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended March 31, 2020
Balance at January 1, 2020	$3,226	($793)	($13,670)	($11,237)
Other comprehensive income (loss) before reclassifications	12,806	(1,072)	—	11,734
Amounts reclassified from accumulated other comprehensive income	—	22	410	432
Net other comprehensive income (loss)	12,806	(1,050)	410	12,166
Balance at March 31, 2020	$16,032	($1,843)	($13,260)	$929

(Dollars in thousands)	Net Unrealized Losses (Gains) on Available For Sale Debt Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended March 31, 2019
Balance at January 1, 2019	($16,762)	$191	($11,738)	($28,309)
Other comprehensive income (loss) before reclassifications	11,021	(418)	—	10,603
Amounts reclassified from accumulated other comprehensive income	—	(24)	227	203
Net other comprehensive income (loss)	11,021	(442)	227	10,806
Balance at March 31, 2019	($5,741)	($251)	($11,511)	($17,503)

Note 16 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

Three months ended March 31,	2020	2019
Earnings per common share - basic:
Net income	$11,901	$17,495
Less dividends and undistributed earnings allocated to participating securities	(32)	(34)
Net income available to common shareholders	$11,869	$17,461
Weighted average common shares	17,345	17,304
Earnings per common share - basic	$0.68	$1.01
Earnings per common share - diluted:
Net income	$11,901	$17,495
Less dividends and undistributed earnings allocated to participating securities	(32)	(34)
Net income available to common shareholders	$11,869	$17,461
Weighted average common shares	17,345	17,304
Dilutive effect of common stock equivalents	96	97
Weighted average diluted common shares	17,441	17,401
Earnings per common share - diluted	$0.68	$1.00

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 152,010 and 87,775, respectively, for the three months ended March 31, 2020 and 2019.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 17 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $964 thousand and $939 thousand, respectively, for the three months ended March 31, 2020 and 2019. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents information regarding Corporation’s operating leases:

	Mar 31, 2020	Dec 31, 2019
Weighted average discount rate	3.68%	3.67%
Operating leases not yet commenced	1	1
Range of lease expiration dates	1 month - 21 years	4 months - 21 years
Range of lease renewal options	1 year - 5 years	1 year - 5 years
Weighted average remaining lease term	13.9 years	14.0 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at March 31, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the Corporation’s Unaudited Consolidated Balance Sheets:

(Dollars in thousands)
April 1, 2020 to December 31, 2020	$2,560
2021	3,290
2022	3,165
2023	3,097
2024	2,904
2025 and thereafter	21,818
Total operating lease payments (1)	36,834
Less interest	8,650
Present value of operating lease liabilities (2)	$28,184

(1) Includes $2.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(2) Includes short-term operating lease liabilities of $2.4 million.

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Three months ended March 31, 2020	2020	2019
Lease Expense:
Operating lease expense	$951	$928
Variable lease expense	13	11
Total lease expense (1)	$964	$939
Cash Paid:
Cash paid reducing operating lease liabilities	$934	$920
(1) Included in net occupancy expenses in the Unaudited Consolidated Income Statement.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 18 - Commitments and Contingencies
Adoption of Topic 326
As disclosed in Note 2, Topic 326 requires the measurement of expected lifetime credit losses for unfunded commitments that are considered off-balance sheet credit exposures. The Corporation adopted the provisions of Topic 326 effective January 1, 2020 using the modified retrospective method. Therefore, the prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 326. As a result of adopting Topic 326, the Corporation recognized an increase in the ACL on unfunded commitments of $1.5 million on January 1, 2020.

Accounting Policy Updates
Effective January 1, 2020, the Corporation has modified its accounting policy for the ACL on unfunded commitments. The updated policy is detailed below.

The ACL on unfunded commitments is management’s estimate of expected credit losses over the expected contractual term (or life) in which the Corporation is exposed to credit risk via the a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. Unfunded commitments for home equity lines of credit and commercial demand loans are considered unconditionally cancellable for regulatory capital purposes and, therefore, are excluded from the calculation to estimate the ACL on unfunded commitments. For each portfolio, estimated loss rates and funding factors are applied to the corresponding balance of unfunded commitments. For each portfolio, the estimated loss rates applied to unfunded commitments are the same quantitative and qualitative loss rates applied to the corresponding on-balance sheet amounts in determining the ACL on loans. The estimated funding factor applied to unfunded commitments represents the likelihood that the funding will occur and is based upon the Corporation’s average historical utilization rate for each portfolio.

The ACL on unfunded commitments is included in other liabilities in the Unaudited Consolidated Balance Sheets. The ACL on unfunded commitments is adjusted through a provision for credit losses recognized in the Unaudited Consolidated Statements of Income.

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

Financial Instruments Whose Contract Amounts Represent Credit Risk (Unfunded Commitments)
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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $9.4 million and $13.7 million, respectively, as of March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three months ended March 31, 2020 and 2019.

A substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Financial Instruments Whose Notional Amounts Exceed the Amount of Credit Risk
Mortgage Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of mortgage loans held for sale. To mitigate the interest rate risk and pricing risk associated with these rate locks and mortgage loans held for sale, the Corporation enters into forward sale commitments.  Both interest rate lock commitments and forward sale commitments are derivative financial instruments.

Loan Related Derivative Contracts
The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$437,120	$471,338
Home equity lines	300,122	295,687
Other loans	85,174	88,613
Standby letters of credit	9,431	13,710
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	161,720	51,439
Forward sale commitments	220,284	94,829
Loan related derivative contracts:
Interest rate swaps with customers	960,481	813,458
Mirror swaps with counterparties	960,481	813,458
Risk participation-in agreements	88,623	72,866
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

See Note 9 for additional disclosure pertaining to derivative financial instruments.

The ACL on funded commitments amounted to $2.0 million at March 31, 2020, compared to $293 thousand at December 31, 2019. The activity in the ACL on unfunded commitments for the three months ended March 31, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$136	$144	$280	$6	$—	$7	$7	$293
Adoption of Topic 326 (1)	817	626	1,443	34	—	6	6	1,483
Provision	179	77	256	2	—	5	5	263
Ending Balance	$1,132	$847	$1,979	$42	$—	$18	$18	$2,039

(1)	Adoption of the CECL accounting standard effective January 1, 2020.

Other Contingencies
Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated balance sheets or statements of income of the Corporation.

Management's Discussion and Analysis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for the full-year ended December 31, 2020 or any future period. Certain previously reported amounts have been reclassified to conform to current year’s presentation.

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

Some of the factors that might cause these differences include the following: the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in local, regional, national or international economic conditions or conditions affecting the banking or financial services industries, financial capital markets and the customers and communities we serve; changes in consumer behavior due to changing business and economic conditions or legislative or regulatory initiatives; continued volatility in national and international financial markets; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value or outflows of wealth management assets under administration; decreases in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, increases in defaults and charge-off rates; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; reputational risk relating to our participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the Corporation’s consolidated financial statements are considered critical accounting policies. As of March 31, 2020, management considers the following to be its critical accounting policies: the determination of allowance for credit losses on loans, the valuation of goodwill and identifiable intangible assets, and accounting for defined benefit pension plans.

See our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a description of the Corporation’s critical accounting policies for the valuation of goodwill and identifiable intangible assets and accounting for defined benefit pension plans. Given the composition and nature of the Corporation’s investment security portfolio, management no longer considers the assessment of investment securities for impairment as a critical accounting policy as of March 31, 2020.

As a result of the adoption of Topic 326 effective January 1, 2020, Washington Trust updated its critical accounting policy for the Allowance of Credit Losses on Loans. The updated policy is described in detail below.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date.

Management's Discussion and Analysis

The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. As discussed further below, adjustments to historical information are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate (including commercial construction), commercial and industrial, residential real estate (including homeowner construction), home equity and other consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, loans classified as troubled debt restructured loans and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

For loans that are individually analyzed, the ACL is measured using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is to be provided substantially through the operation of the collateral, such as accruing troubled debt restructured loans, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

For pooled loans, the Corporation utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewal and modifications, unless 1) the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Corporation, or 2) management reasonably expects at the reporting date that a troubled debt restructuring will be executed with an individual borrower. The methodology incorporates the probability of default and loss given default, which are identified by default triggers such as past due by 90 or more days, whether a charge-off has occurred, the loan is nonaccrual, the loan has been modified in a troubled debt restructuring or the loan is risk-rated as special mention or classified. The probability of default for the life of the loan is determined by the use of an econometric factor. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. Utilizing a third party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s loan review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks.

Management's Discussion and Analysis

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. While significant deterioration in the economic forecast due to the COVID-19 pandemic was estimated in the ACL on loans as of March 31, 2020, continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the ACL. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

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

Regulatory Developments - The CARES Act
On March 27, 2020, Congress passed, and the President signed, the CARES Act to address the economic effects of the COVID-19 pandemic.

•
Paycheck Protection Program. The CARES Act appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. As of May 1, 2020, Washington Trust has obtained SBA approval for 1,345 PPP loans totaling $211 million. PPP loans are fully guaranteed by the U.S. government, have a two-year term and earn interest at a rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In conjunction with the PPP, the FRB has created a lending facility for qualified financial institutions. The Paycheck Protection Program Liquidity Facility (the “PPPLF”) will extend credit to depository institutions with a term of up to two years at an interest rate of 0.35%. Only loans issued under the PPP can be pledged as collateral to access the facility.

•
Troubled Debt Restructuring Relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the National Emergency, a financial institution may elect to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructuring, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which troubled debt restructuring relief is applicable. As of May 1, 2020, we have executed 396 short-term deferments on loan balances of $406 million, which represented 10% of total loan balances as of March 31, 2020. Eligible short-term deferments are not classified as troubled debt restructured loans and will not be reported as past due provided that they are performing in accordance with the modified terms.

•
CECL Delay. Banks, savings associations, credit unions, bank holding companies and their affiliates are not required to comply with Topic 326, commonly referred to as CECL, from the date of the law’s enactment until the earlier of the end of the National Emergency or December 31, 2020. On March 27, 2020, the FRB, the FDIC and the Office of the Comptroller of the Currency issued an IFR that allows banking organizations that are required to adopt CECL this year

Management's Discussion and Analysis

to mitigate the estimated cumulative regulatory capital effects for up to two years. The relief afforded by the CARES Act and IFR is in addition to the three-year transition period already in place. The Corporation adopted CECL effective January 1, 2020 and elected to apply the IFR.

•
Reduction of the Community Bank Leverage Ratio. The CARES Act reduced the community bank leverage ratio from 9% to 8% until the earlier of the end of the national emergency or December 31, 2020. In response to the CARES Act, federal banking regulators set the community bank leverage ratio at 8% for the remainder of 2020, 8.5% for 2021 and 9% thereafter. The Bancorp and the Bank did not elect to use the community bank leverage framework.

•
Revival of Bank Debt Guarantee Program. The CARES Act amends the Dodd-Frank Act to provide the FDIC with the authority to guarantee bank-issued debt and noninterest-bearing transaction accounts that exceed the FDIC's $250,000 limit through December 31, 2020. The FDIC has discretion to determine whether and how to exercise this authority.

•
Forbearance. The CARES Act codifies in part guidance from state and federal regulators and government-sponsored enterprises, including the 60-day suspension of foreclosures on federally-backed mortgages and requirements that servicers grant forbearance to borrowers affected by COVID-19.

•
Moratorium on Negative Credit Reporting. Any furnisher of credit information that agrees to defer payments, forbear on any delinquent credit or account, or provide any other relief to consumers affected by the COVID-19 pandemic must report the credit obligation or account as current if the credit obligation or account was current before the accommodation.

Massachusetts COVID-19 Emergency Legislation
On April 20, 2020, legislation enacted in Massachusetts in response to the COVID-19 emergency declared by Governor Baker was signed into law by the Governor. The legislation establishes a temporary moratorium on foreclosures on one- to four-family, owner occupied residential real estate in Massachusetts. The legislation also requires a creditor to grant to a borrower of a mortgage loan secured by one- to four-family, owner occupied residential real estate in Massachusetts a forbearance of up to 180 days, if requested by the borrower, who must affirm that the borrower has experienced a financial impact from the COVID-19 pandemic. A borrower is entitled to request a forbearance while the legislation is in effect even if the borrower is already in default. In connection with a forbearance, a creditor may not charge fees, penalties or interest beyond the amounts scheduled and calculated as if the borrower made all contractual payments on time and in full under the terms of the relevant loan agreement. The legislation specifies that a payment subject to forbearance shall be added to the end of the term of the loan unless otherwise agreed by the parties. The legislation also prohibits a creditor from furnishing negative information to a consumer reporting agency related to mortgage payments subject to forbearance. Because the legislation was enacted on an emergency basis, it went into effect immediately upon being signed into law. The legislation provides that the temporary moratorium on foreclosures expires 120 days after the effective date of the legislation, which is August 18, 2020, or 45 days after the COVID-19 emergency declaration has been lifted, whichever is sooner, but the Governor may extend the moratorium in increments of up 90 days as long as the moratorium ends not later than 45 days after the COVID-19 emergency declaration has been lifted. A borrower may request a forbearance under the legislation at any time while the foreclosure moratorium is in effect.

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

The Board of Directors has approved an enterprise risk management policy that addresses each category of risk. The risk categories include: credit risk, interest rate risk, liquidity risk, price and market risk, compliance risk, strategic and reputation risk, and operational risk. A description of each risk category is provided below.

Credit risk represents the possibility that borrowers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability and willingness of such borrowers or counterparties to meet their obligations. In some cases, the collateral securing payment of the loans may be sufficient to assure repayment, but in other cases the Corporation may experience significant credit losses which could have an adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the

Management's Discussion and Analysis

repayment of loans. Credit risk also exists with respect to investment securities. For further discussion regarding the credit risk and the credit quality of the Corporation’s loan portfolio, see Note 5 and Note 6 to the Unaudited Consolidated Financial Statements. For further discussion regarding credit risk associated with unfunded commitments, see Note 18 to the Unaudited Consolidated Financial Statements. For further discussion regarding the Corporation’s securities portfolio, see Note 4 to the Unaudited Consolidated Financial Statements.

Interest rate risk is the risk of loss to future earnings due to changes in interest rates. It exists because the repricing frequency and magnitude of interest-earning assets and interest-bearing liabilities are not identical. Liquidity risk is the risk that the Corporation will not have the ability to generate adequate amounts of cash for it to meet its maturing liability obligations and customer loan demand. For detailed disclosure regarding liquidity management, asset/liability management and interest rate risk, see “Liquidity and Capital Resources” and “Asset/Liability Management and Interest Rate Risk” sections below.

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

ERM is an overarching program that includes all areas of the Corporation. A framework approach is utilized to assign responsibility and to ensure that the various business units and activities involved in the risk management life-cycle are effectively integrated. The Corporation has adopted the “three lines of defense” concept that is an industry best practice for ERM. Business units are the first line of defense in managing risk. They are responsible for identifying, measuring, monitoring, and controlling current and emerging risks. They must report on and escalate their concerns. Corporate functions such as Credit Risk Management, Financial Administration, Information Assurance and Compliance, comprise the second line of defense. They are responsible for policy setting and for reviewing and challenging the risk management activities of the business units. They collaborate closely with business units on planning and resource allocation with respect to risk management. Internal Audit is the third line of defense. They provide independent assurance to the Board of Directors of the effectiveness of the first and second lines in fulfilling their risk management responsibilities.

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II. Item 1A of this Form 10-Q.

Management's Discussion and Analysis

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)			Change
For the three months ended March 31,	2020	2019	$	%
Net interest income	$32,602	$34,584	($1,982)	(6%)
Noninterest income	19,927	15,367	4,560	30
Total revenues	52,529	49,951	2,578	5
Provision for credit losses	7,036	650	6,386	982
Noninterest expense	30,453	26,964	3,489	13
Income before income taxes	15,040	22,337	(7,297)	(33)
Income tax expense	3,139	4,842	(1,703)	(35)
Net income	$11,901	$17,495	($5,594)	(32%)

The following table presents a summary of performance metrics and ratios:

For the three months ended March 31,	2020	2019
Diluted earnings per common share	$0.68	$1.00
Return on average assets (net income divided by average assets)	0.89%	1.39%
Return on average equity (net income available for common shareholders divided by average equity)	9.49%	15.52%
Net interest income as a percentage of total revenues	62%	69%
Noninterest income as a percentage of total revenues	38%	31%

Net income totaled $11.9 million for the three months ended March 31, 2020, compared to $17.5 million for the same period in 2019. Income before taxes for the three months ended decreased by $7.3 million, or 33%, from the same period in 2019. Our results for the first quarter of 2020 reflect the adoption of the CECL accounting methodology and the impacts of the COVID-19 pandemic and lower market interest rates.

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

Three months ended March 31,	2020			2019			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$113,344	$349	1.24	$56,359	$340	2.45	$56,985	$9	(1.21)
Mortgage loans held for sale	31,087	285	3.69	16,587	180	4.40	14,500	105	(0.71)
Taxable debt securities	905,293	5,833	2.59	1,000,911	7,226	2.93	(95,618)	(1,393)	(0.34)
Nontaxable debt securities	—	—	—	935	10	4.34	(935)	(10)	(4.34)
Total securities	905,293	5,833	2.59	1,001,846	7,236	2.93	(96,553)	(1,403)	(0.34)
FHLB stock	51,962	640	4.95	46,988	695	6.00	4,974	(55)	(1.05)
Commercial real estate	1,582,956	16,097	4.09	1,425,225	16,879	4.80	157,731	(782)	(0.71)
Commercial & industrial	607,499	6,556	4.34	618,364	7,544	4.95	(10,865)	(988)	(0.61)
Total commercial	2,190,455	22,653	4.16	2,043,589	24,423	4.85	146,866	(1,770)	(0.69)
Residential real estate	1,469,282	14,283	3.91	1,357,835	13,765	4.11	111,447	518	(0.20)
Home equity	285,832	3,101	4.36	278,581	3,564	5.19	7,251	(463)	(0.83)
Other	19,855	249	5.04	25,629	316	5.00	(5,774)	(67)	0.04
Total consumer	305,687	3,350	4.41	304,210	3,880	5.17	1,477	(530)	(0.76)
Total loans	3,965,424	40,286	4.09	3,705,634	42,068	4.60	259,790	(1,782)	(0.51)
Total interest-earning assets	5,067,110	47,393	3.76	4,827,414	50,519	4.24	239,696	(3,126)	(0.48)
Noninterest-earning assets	327,838			268,689			59,149
Total assets	$5,394,948			$5,096,103			$298,845
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$155,416	$500	1.29	$165,911	$686	1.68	($10,495)	($186)	(0.39)
NOW accounts	505,282	69	0.05	454,868	84	0.07	50,414	(15)	(0.02)
Money market accounts	795,268	2,092	1.06	646,250	1,609	1.01	149,018	483	0.05
Savings accounts	374,374	62	0.07	369,219	61	0.07	5,155	1	—
Time deposits (in-market)	780,355	4,049	2.09	789,378	3,727	1.91	(9,023)	322	0.18
Total interest-bearing in-market deposits	2,610,695	6,772	1.04	2,425,626	6,167	1.03	185,069	605	0.01
Wholesale brokered time deposits	391,822	1,764	1.81	473,799	2,529	2.16	(81,977)	(765)	(0.35)
Total interest-bearing deposits	3,002,517	8,536	1.14	2,899,425	8,696	1.22	103,092	(160)	(0.08)
FHLB advances	1,123,754	5,765	2.06	1,027,285	6,661	2.63	96,469	(896)	(0.57)
Junior subordinated debentures	22,681	213	3.78	22,681	253	4.52	—	(40)	(0.74)
Total interest-bearing liabilities	4,148,952	14,514	1.41	3,949,391	15,610	1.60	199,561	(1,096)	(0.19)
Noninterest-bearing demand deposits	610,872			607,033			3,839
Other liabilities	132,000			83,438			48,562
Shareholders’ equity	503,124			456,241			46,883
Total liabilities and shareholders’ equity	$5,394,948			$5,096,103			$298,845
Net interest income (FTE)		$32,879			$34,909			($2,030)
Interest rate spread			2.35			2.64			(0.29)
Net interest margin			2.61			2.93			(0.32)

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2020	2019	Change
Commercial loans	$278	$324	($46)
Nontaxable debt securities	—	1	(1)
Total	$278	$325	($47)

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three months ended March 31, 2020 totaled $32.6 million, compared to $34.6 million for the same period in 2019. Net interest income is affected by the level of, and changes in, interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans may be impacted by the periodic recognition of prepayment penalty income associated with loan payoffs. Prepayment penalty income associated with loan payoffs for both the three months ended March 31, 2020 and 2019 was not material. The analysis of net interest income, net interest margin and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. As market interest rates decline, as they did in the latter portion of 2019 and first quarter of 2020, loan prepayments and the receipt of payments on mortgage-backed securities generally increase. This results in accelerated levels of amortization reducing net interest income and may also result in the proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans amounted to $1.5 million for the three months ended March 31, 2020, up by $697 thousand from the same period in 2019.

FTE net interest income for the three months ended March 31, 2020 amounted to $32.9 million, down by $2.0 million, or 6%, from the same period in 2019. Growth in average interest-earning assets, net of increased average interest-bearing liability balances, contributed approximately $2.0 million of additional net interest income; however, this was offset by lower asset yields out-pacing declines in funding costs, which reduced net interest income by $4.0 million.

The net interest margin was 2.61% for the three months ended March 31, 2020, compared to 2.93% for the same period a year ago. Compression in net interest margin resulted from the downward repricing of assets, which occurred at a faster pace than the repricing of liabilities.

Total average securities for the three months ended March 31, 2020 decreased by $96.6 million, or 10%, from the average balances for the same period a year earlier. The decline in the average balance of securities was due to timing of reinvestment of security portfolio cash flows. The FTE rate of return on the securities portfolio for the three months ended March 31, 2020 was 2.59%, compared to 2.93% for the same period in 2019, reflecting purchases of relatively lower yielding debt securities, as well as lower market rates.

Total average loan balances for the three months ended March 31, 2020 increased by $259.8 million, or 7%, from the average loan balances for the comparable 2019 period, primarily due to growth in average commercial real estate and residential real estate loan balances, including purchases of residential mortgage loans in the latter portion of 2019 and first quarter of 2020. The yield on total loans for the three months ended March 31, 2020 was 4.09% compared to 4.60% for the same period in 2019. Yields on LIBOR-based and prime-based loans reflected lower market interest rates.

The average balance of FHLB advances for the three months ended March 31, 2020 increased by $96.5 million, or 9%, compared to the average balances for the same period in 2019. The average rate paid on such advances for the three months ended March 31, 2020 was 2.06%, compared to 2.63% for the same period in 2019, due to lower rates on short-term advances.

Management's Discussion and Analysis

Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which decreased by $82.0 million, or 17%, from the same period in 2019. The average rate paid on wholesale brokered time deposits for the three months ended March 31, 2020 was 1.81%, compared to 2.16% for the same period in 2019, as maturities were replaced with wholesale brokered time deposits with lower rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, for the three months ended March 31, 2020 increased by $185.1 million, or 8%, from the average balances for the same period in 2019. The year-over-year increase in average in-market interest bearing deposits largely reflected growth in money market accounts. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2020 increased by 1 basis point, compared to the same period in 2019.

The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2020 increased by $3.8 million, or 1%, from the average balances for the same period in 2019.

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Change Due to
Three Months Ended March 31, 2020 vs. 2019	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	$231	($222)	$9
Mortgage loans held for sale	136	(31)	105
Taxable debt securities	(652)	(741)	(1,393)
Nontaxable debt securities	(5)	(5)	(10)
Total securities	(657)	(746)	(1,403)
FHLB stock	69	(124)	(55)
Commercial real estate	1,746	(2,528)	(782)
Commercial & industrial	(130)	(858)	(988)
Total commercial	1,616	(3,386)	(1,770)
Residential real estate	1,095	(577)	518
Home equity	91	(554)	(463)
Other	(72)	5	(67)
Total consumer	19	(549)	(530)
Total loans	2,730	(4,512)	(1,782)
Total interest income	2,509	(5,635)	(3,126)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	(41)	(145)	(186)
NOW accounts	8	(23)	(15)
Money market accounts	386	97	483
Savings accounts	1	—	1
Time deposits (in-market)	(44)	366	322
Total interest-bearing in-market deposits	310	295	605
Wholesale brokered time deposits	(403)	(362)	(765)
Total interest-bearing deposits	(93)	(67)	(160)
FHLB advances	588	(1,484)	(896)
Junior subordinated debentures	—	(40)	(40)
Total interest expense	495	(1,591)	(1,096)
Net interest income (FTE)	$2,014	($4,044)	($2,030)

Management's Discussion and Analysis

Provision for Credit Losses
Effective January 1, 2020, Washington Trust adopted Topic 326, often referred to as CECL, which requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures. CECL requires that the allowance for credit losses, or ACL, be calculated based on current expected credit losses over the full remaining expected life of the financial assets and also consider expected future changes in macroeconomic conditions. See Note 2 to the Unaudited Consolidated Financial Statements for additional disclosure on the impact of adopting Topic 326.

Prior to January 1, 2020, the provision for loan losses was based on an incurred loss model. The incurred loss model was based on management’s periodic assessment of the adequacy of the allowance for credit losses on loans which, in turn, was based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics; the levels of nonperforming loans, past due loans and net charge-offs, both current and historic; local economic and credit conditions; the direction of real estate values; and regulatory guidelines.  The provision for loan losses was charged against earnings in order to maintain an allowance that reflected management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

For the three months ended March 31, 2020, a provision for credit losses of $7.0 million was charged to earnings, compared to $650 thousand for the same period in 2019. The year-over-year increase was mainly attributable to the significant deterioration in the economic forecast due to the COVID-19 pandemic and also reflected loan growth and changes in the underlying portfolio. Estimating an appropriate level of ACL in loans necessarily involves a high degree of judgment and continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the ACL.

Net charge-offs totaled $623 thousand for the three months ended March 31, 2020. This compared to net charge-offs of $78 thousand for the same period in 2019.

The allowance for credit losses on loans was $39.7 million, or 0.97% of total loans, at March 31, 2020, compared to an allowance for loan losses of $27.0 million, or 0.69% of total loans, at December 31, 2019. See additional discussion under the caption “Asset Quality” for further information on the allowance for credit losses on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2020	2019	$	%
Noninterest income:
Wealth management revenues	$8,689	$9,252	($563)	(6%)
Mortgage banking revenues	6,096	2,646	3,450	130
Card interchange fees	947	997	(50)	(5)
Service charges on deposit accounts	860	875	(15)	(2)
Loan related derivative income	2,455	724	1,731	239
Income from bank-owned life insurance	564	649	(85)	(13)
Other income	316	224	92	41
Total noninterest income	$19,927	$15,367	$4,560	30%

Noninterest Income Analysis
Revenue from wealth management services is our largest source of noninterest income, representing 44% of total noninterest income for the three months ended March 31, 2020, compared to 60% for the same period in 2019. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

Management's Discussion and Analysis

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2020	2019	$	%
Wealth management revenues:
Asset-based revenues	$8,355	$8,921	($566)	(6)%
Transaction-based revenues	334	331	3	1
Total wealth management revenues	$8,689	$9,252	($563)	(6)%

Wealth management revenues for the three months ended March 31, 2020 decreased by $563 thousand, or 6%, from the comparable period in 2019, due to a decline in asset-based revenues.

The following table presents the changes in wealth management assets under administration (“AUA”):

(Dollars in thousands)
Three months ended March 31,	2020	2019
Wealth management assets under administration:
Balance at the beginning of period	$6,235,801	$5,910,814
Net investment appreciation & income	(772,735)	520,057
Net client asset flows	(125,333)	(80,743)
Balance at the end of period	$5,337,733	$6,350,128

Wealth management AUA amounted to $5.3 billion at March 31, 2020, down by $1.0 billion, or 16%, from the balance at March 31, 2019. AUA and related asset-based revenues have been adversely impacted by net client outflows concentrated in the second half of 2019 and largely associated with the departures of two senior counselors in June 2019. Also, the $898 million decline in AUA from the balance at December 31, 2019 was largely attributable to declines in financial markets in March 2020.

Mortgage banking revenues represented 31% of total noninterest income for the three months ended March 31, 2020, compared to 17% for the same period in 2019. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2020	2019	$	%
Mortgage banking revenues:
Gains on loan sales, net (1)	$6,013	$2,474	$3,539	143%
Loan servicing fee income, net (2)	83	172	(89)	(52)
Total mortgage banking revenues	$6,096	$2,646	$3,450	130%

Loans sold to the secondary market (3)	$162,191	$92,079	$70,112	76%

(1)
Includes gains on loan sales, commission income on loans originated for others, servicing right gains, fair value adjustments on mortgage loans held for sale, and fair value adjustments and gains (losses) on forward loan commitments.

(2)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.

(3)	Includes brokered loans (loans originated for others).

For the three months ended March 31, 2020, mortgage banking revenues were up by $3.5 million, or 130%, compared to the same period in 2019. The increase in mortgage banking revenues reflected a higher sales volume and sales yield on loans sold to the secondary market, as well as an increase in the mortgage pipeline and a corresponding increase in the fair value of mortgage loan commitments and loans held for sale. For the three months ended March 31, 2020, mortgage loans sold to the secondary

Management's Discussion and Analysis

market totaled $162.2 million, compared to $92.1 million for the same period in 2019. Mortgage origination and sales activity increased year over year in response to declines in market interest rates.

Loan related derivative income for the three months ended March 31, 2020 increased by $1.7 million, or 239%, from the comparable period in 2019, reflecting higher gains on commercial borrower interest rate swap transactions.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Three months ended March 31,	2020	2019	$	%
Noninterest expense:
Salaries and employee benefits	$19,468	$17,619	$1,849	10%
Outsourced services	3,000	2,606	394	15
Net occupancy	2,019	1,998	21	1
Equipment	977	1,011	(34)	(3)
Legal, audit and professional fees	822	534	288	54
FDIC deposit insurance costs	422	429	(7)	(2)
Advertising and promotion	259	239	20	8
Amortization of intangibles	230	239	(9)	(4)
Other	3,256	2,289	967	42
Total noninterest expense	$30,453	$26,964	$3,489	13%

Noninterest Expense Analysis
Salaries and employee benefits expense for the three months ended March 31, 2020 increased by $1.8 million, or 10%, compared to the same period in 2019, largely reflecting annual merit and staffing increases, as well as volume-related increases in mortgage banking commission expense.

Outsourced services expense for the three months ended March 31, 2020 increased by $394 thousand, or 15%, compared to the same period in 2019, reflects volume-related increase in third party processing costs and the expansion of services provided by third party vendors.

Other expenses for the three months ended March 31, 2020 increased by $967 thousand, or 42%, compared to the same period in 2019. In the first quarter of 2020, we established a contingency reserve of approximately $800 thousand largely due to a potential loss associated with counterfeit checks drawn on a commercial customer's account, which arose at the end of March 2020 and remains under investigation.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
Three months ended March 31,	2020	2019
Income tax expense	$3,139	$4,842
Effective income tax rate	20.9%	21.7%

The effective income tax rates for the three months ended March 31, 2020 and 2019 differed from the federal rate of 21%, primarily due to state income tax expense, offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax benefits (expense) associated with the settlement of share-based awards.

The decrease in the effective tax rate for the three months ended March 31, 2020 compared to the same period in 2019 largely reflected a decrease in state tax expense and an increase in the proportion of tax-exempt income to pre-tax income.

Management's Discussion and Analysis

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2020	2019	$	%
Net interest income	$29,009	$27,302	$1,707	6%
Provision for credit losses	7,036	650	6,386	982
Net interest income after provision for credit losses	21,973	26,652	(4,679)	(18)
Noninterest income	10,665	5,455	5,210	96
Noninterest expense	19,461	16,430	3,031	18
Income before income taxes	13,177	15,677	(2,500)	(16)
Income tax expense	2,764	3,421	(657)	(19)
Net income	$10,413	$12,256	($1,843)	(15%)

Net interest income for the Commercial Banking segment for the three months ended March 31, 2020, increased by $1.7 million, or 6%, from the same period in 2019, reflecting growth in loans, which was partially offset by lower yields on loans due to declines in market interest rates.

For the three months ended March 31, 2020, a provision for credit losses of $7.0 million was charged to earnings, compared to $650 thousand for the same period in 2019. The year-over-year increase was mainly attributable to the significant deterioration in the economic forecast due to the COVID-19 pandemic.

Noninterest income derived from the Commercial Banking segment for the three months ended March 31, 2020 was up by $5.2 million, or 96%, from the comparable period in 2019. The increase largely reflected higher mortgage banking revenues and loan related derivative income. See additional discussion under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three months ended March 31, 2020 were up by $3.0 million, or 18%, from the same period in 2019, reflecting increases in salaries and employee benefits and outsourced services expenses. See further discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2020	2019	$	%
Net interest expense	($67)	($127)	$60	(47%)
Noninterest income	8,689	9,252	(563)	(6)
Noninterest expense	7,200	6,843	357	5
Income before income taxes	1,422	2,282	(860)	(38)
Income tax expense	356	617	(261)	(42)
Net income	$1,066	$1,665	($599)	(36%)

Management's Discussion and Analysis

For the three months ended March 31, 2020, noninterest income derived from the Wealth Management Services segment decreased by $563 thousand, or 6%, compared to the same period in 2019. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

For the three months ended March 31, 2020, noninterest expenses for the Wealth Management Services segment increased by $357 thousand. The increase reflects higher legal expenses, as well as modest increases across a variety of noninterest expense categories. See further discussion under the caption “Noninterest Expense” above.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)			Change
Three months ended March 31,	2020	2019	$	%
Net interest income	$3,660	$7,409	($3,749)	(51%)
Noninterest income	573	660	(87)	(13)
Noninterest expense	3,792	3,691	101	3
Income before income taxes	441	4,378	(3,937)	(90)
Income tax expense	19	804	(785)	(98)
Net income	$422	$3,574	($3,152)	(88%)

Net interest income for the Corporate unit for the three months ended March 31, 2020 was down by $3.7 million, or 51%, compared to the same period in 2019. This decline reflected lower interest income on securities due to a decline in average balances of securities and lower yields, which was partially offset by lower wholesale funding costs.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	March 31, 2020	December 31, 2019	$	%
Cash and due from banks	$178,678	$132,193	$46,485	35%
Total securities	917,392	899,490	17,902	2
Total loans	4,090,396	3,892,999	197,397	5
Allowance for credit losses on loans	39,665	27,014	12,651	47
Total assets	5,620,979	5,292,659	328,320	6
Total deposits	3,706,314	3,498,882	207,432	6
FHLB advances	1,198,534	1,141,464	57,070	5
Total shareholders’ equity	508,597	503,492	5,105	1

Total assets amounted to $5.6 billion at March 31, 2020, up by $328.3 million, or 6%, from the end of 2019. The increase in total assets reflected increases in total loans, the balance of cash and due from banks and total securities. The increase in cash and due from banks was largely due to increased levels of cash collateral pledged to derivative counterparties. See Note 9 to the Unaudited Consolidated Financial Statements for additional disclosure regarding derivative financial instruments.

The allowance for credit losses on loans increased by $12.7 million, or 47%, from the end of 2019. The increase reflects the adoption of the CECL accounting methodology, as well as the impact of the COVID-19 pandemic. See additional disclosure in the Asset Quality section under the caption “Allowance for credit losses on loans.”

Total deposits increased by $207.4 million, or 6%, and FHLB advances increased by $57.1 million, or 5%, from December 31, 2019. Shareholders’ equity amounted to $508.6 million at March 31, 2020, up by $5.1 million, or 1%, from the balance at December 31, 2019. As of March 31, 2020, the Bancorp and the Bank were “well capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2020 and December 31, 2019, management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$133,501	15%	$157,648	18%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	764,344	83	719,080	80
Individual name issuer trust preferred debt securities	11,096	1	12,579	1
Corporate bonds	8,451	1	10,183	1
Total available for sale debt securities	$917,392	100%	$899,490	100%

The securities portfolio stood at $917.4 million as of March 31, 2020, or 16% of total assets, compared to $899.5 million as of December 31, 2019, or 17% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Management's Discussion and Analysis

The securities portfolio increased by $17.9 million, or 2%, from the end of 2019, reflecting purchases of debt securities totaling $116.1 million, with a weighted average yield of 2.35%, as well as an increase in the fair value of available for sale securities. These increases were partially offset by routine pay-downs on mortgage-backed securities and calls of debt securities.

As of March 31, 2020, the net unrealized gain position on available for sale debt securities amounted to $21.0 million, compared to $4.2 million as of December 31, 2019. These net positions included gross unrealized losses of $5.1 million and $4.9 million, respectively, of as March 31, 2020 and December 31, 2019. The increase in gross unrealized losses in 2020 was primarily concentrated in trust preferred debt securities and corporate bonds, and primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Therefore, no ACL on securities was established in the first quarter of 2020.

See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $4.1 billion at March 31, 2020, up by $197.4 million, or 5%, from the end of 2019, largely due to commercial loan growth and purchases of residential real estate mortgage loans in the first quarter 2020.

The following is a summary of loans:

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,618,020	40%	$1,547,572	40%
Commercial & industrial (2)	655,157	16	585,289	15
Total commercial	2,273,177	56	2,132,861	55
Residential Real Estate:
Residential real estate (3)	1,510,472	37	1,449,090	37
Consumer:
Home equity	287,134	7	290,874	7
Other (4)	19,613	—	20,174	1
Total consumer	306,747	7	311,048	8
Total loans	$4,090,396	100%	$3,892,999	100%

(1)
CRE consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.

(2)	C&I consists of loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)	Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.

(4)	Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

Washington Trust is working with and supporting our customers experiencing financial difficulty due to the COVID-19 pandemic. Depending on the demonstrated need of the borrower, Washington Trust is deferring principal and interest payments for up to six months. Generally, the deferred interest is capitalized when deemed fully collectible and the modified balance is then re-amortized over the remaining term or amortization period. As of May 1, 2020, we have executed 396 short-term deferments on loan balances of $406 million, which represented 10% of total loan balances as of March 31, 2020. In accordance with regulatory guidance and GAAP, these short-term deferments are not required to be classified as troubled debt restructured loans and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP, unless the loan is placed on nonaccrual status in accordance with the nonaccrual loans accounting policy described in Note 5 to the Unaudited Consolidated Financial Statements.

Commercial Loans
The commercial loan portfolio represented 56% of total loans at March 31, 2020.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $455.5 million and $399.7 million, respectively, at March 31, 2020 and December 31, 2019. Our participation in commercial

Management's Discussion and Analysis

loans originated by other banks also includes shared national credits. Shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
Commercial real estate loans totaled $1.6 billion at March 31, 2020, up by $70.4 million, or 5%, from the balance at December 31, 2019. Included in commercial real estate loans were construction and development loans of $175.4 million and $211.5 million, respectively, as of March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020, commercial real estate loan originations and advances totaled approximately $118 million, which were partially offset by payoffs.

The following table presents a summary of commercial real estate loans by property type:

	March 31, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
Commercial Real Estate Loans by Property Type:
Multi-family dwelling	$475,934	29%	$430,502	28%
Retail	310,652	19	314,661	20
Office	293,964	18	294,910	19
Hospitality	136,818	8	128,867	8
Healthcare	114,597	7	110,409	7
Industrial and warehouse	86,418	5	82,432	5
Commercial mixed use	74,834	5	73,895	5
Other	124,803	9	111,896	8
Total commercial real estate loans	$1,618,020	100%	$1,547,572	100%

The average commercial real estate loan size was $3.2 million and the largest individual commercial real estate loan outstanding was $32.2 million as of March 31, 2020.

The following table presents a geographic summary of commercial real estate loans by property location:

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Rhode Island	$423,884	26%	$394,929	25%
Connecticut	634,498	39	616,484	40
Massachusetts	482,037	30	458,029	30
Subtotal	1,540,419	95	1,469,442	95
All other states	77,601	5	78,130	5
Total	$1,618,020	100%	$1,547,572	100%

As of May 1, 2020, we have executed 88 short-term deferments on commercial real estate balances of $273 million, which represented 17% of total commercial real estate portfolio balances as of March 31, 2020.

Management's Discussion and Analysis

Office and multi-family dwelling property types totaled $770 million as of March 31, 2020 and together represented 48% of the total commercial real estate portfolio. Our office properties tend to be for smaller-footprint suburban tenants. Our multi-family properties are located primarily in southern New England. As of May 1, 2020, we have executed 22 short-term deferments on loan balances of $56 million, which represented 7% of these segments’ aggregate balances as of March 31, 2020.

While all industries have and will continue to experience adverse effects as a result of the COVID-19 pandemic, management currently considers the following commercial real estate segments to be “at-risk” of significant impact.

•
Retail totaled $311 million as of March 31, 2020, or 19% of the total commercial real estate portfolio. Our retail properties generally have single tenant drugstores or strong anchor tenants, often national grocery store chains. As of May 1, 2020, we have executed 29 short-term deferments on loan balances of $95 million, which represented 31% of this segment’s balances as of March 31, 2020.

•
Hospitality totaled $137 million, or 8% of the total commercial real estate portfolio. We generally underwrite this portfolio at an LTV of 65% or less. As of May 1, 2020, we have executed 18 short-term deferments on loan balances of $81 million, which represented 59% of this segment’s balances as of March 31, 2020.

•
Healthcare totaled $115 million, or 7% of the total commercial real estate portfolio. This segment is composed of senior housing and nursing homes. As of May 1, 2020, we have executed 1 short-term deferment on a loan balance of $9 million, which represented 8% of this segment’s balances as of March 31, 2020. We expect that there will be further short-term disruption in this segment.

Commercial and Industrial Loans (“C&I”)
Commercial and industrial loans amounted to $655.2 million at March 31, 2020, up by $69.9 million, or 12%, from the balance at December 31, 2019. For the three months ended March 31, 2020, originations and advances of $51 million and increased line utilization of $25 million, were partially offset by payoffs and paydowns.

Shared national credit balances outstanding included in the commercial and industrial loan portfolio totaled $79.4 million at March 31, 2020. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at March 31, 2020.

The following table presents a summary of commercial and industrial loan by industry segmentation:

	March 31, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
Commercial & Industrial Loans by Industry Segmentation:
Healthcare and social assistance	$137,832	21%	$138,857	24%
Manufacturing	65,753	10	53,561	9
Retail	58,899	9	43,386	7
Educational services	56,303	9	56,556	10
Owner occupied and other real estate	51,261	8	46,033	8
Accommodation and food services	44,244	7	16,562	3
Finance and insurance	36,941	6	28,501	5
Entertainment and recreation	32,120	5	30,807	5
Professional, scientific and technical	30,776	5	37,599	6
Information	25,420	4	22,162	4
Public administration	23,597	4	25,107	4
Transportation and warehousing	23,159	4	20,960	4
Other	68,852	8	65,198	11
Total commercial & industrial loans	$655,157	100%	$585,289	100%

The average C&I loan size was $716 thousand and the largest individual C&I outstanding was $25.0 million as of March 31, 2020.

Management's Discussion and Analysis

As of May 1, 2020, we have executed 70 short-term deferments on C&I loan balances of $45 million, which represented 7% of total C&I portfolio balances as of March 31, 2020.

Healthcare and social assistance totaled $138 million as of March 31, 2020 and is our largest single C&I industry segment, representing 21% of the total C&I portfolio. This segment includes specialty medical practices, elder services and community and mental health centers. As of May 1, 2020, we have executed 5 short-term deferments on loan balances of $1 million, which represented 1% of this industry segment’s balances as of March 31, 2020. We expect that there will be further short-term disruption in this industry segment.

While all industries have and will continue to experience adverse effects as a result of the COVID-19 pandemic, management currently considers the following C&I industry segments to be “at-risk” of significant impact.

•
Retail totaled $59 million as of March 31, 2020, or 9% of the total C&I portfolio. As of May 1, 2020, we have executed 6 short-term deferments on loan balances of $3 million, which represented 5% of this industry segment’s balances as of March 31, 2020.

•
Educational services totaled $56 million as of March 31, 2020, or 9% of the total C&I portfolio. As of May 1, 2020, we have executed 4 short-term deferments on loan balances of $7 million, which represented 13% of this industry segment’s balances as of March 31, 2020.

•
Accommodation and food services amounted to $44 million as of March 31, 2020, or 7% of the total C&I portfolio. A single credit relationship in the gaming industry sector represents over 50% of the accommodation and food services segment. As of May 1, 2020, we have executed 13 short-term deferments on loan balances of $11 million, which represented 24% of this industry segment’s balances as of March 31, 2020. The deferments have been executed for a variety of restaurant and food establishments.

•
Entertainment and recreation totaled $32 million, or 5% of the total C&I portfolio. This industry segment consists largely of golf courses and marinas. As of May 1, 2020, we have executed 2 short-term deferments on loan balances of $2 million, which represented 8% of this industry segment’s balances as of March 31, 2020. The deferments have been executed for golf courses.

Residential Real Estate Loans
The residential real estate loan portfolio represented 37% of total loans at March 31, 2020.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Three months ended March 31,	2020		2019
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio	$108,498	37%	$51,697	38%
Originations for sale to the secondary market (1)	183,222	63	85,826	62
Total	$291,720	100%	$137,523	100%

(1)	Includes brokered loans (loans originated for others).

Management's Discussion and Analysis

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Three months ended March 31,	2020		2019
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$44,498	27%	$9,490	10%
Loans sold with servicing rights released (1)	117,693	73	82,589	90
Total	$162,191	100%	$92,079	100%

(1)	Includes brokered loans (loans originated for others).

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $3.6 million and $3.5 million, respectively, as of March 31, 2020 and December 31, 2019. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $607.5 million and $587.0 million, respectively, as of March 31, 2020 and December 31, 2019.

Residential real estate loans held in portfolio amounted to $1.5 billion at March 31, 2020, up by $61.4 million, or 4%, from the balance at December 31, 2019. During the three months ended March 31, 2020, Washington Trust purchased $51.2 million of residential real estate mortgage loans with a weighted average yield of 3.38% from another financial institution. These loans were individually evaluated to Washington Trust’s underwriting standards and predominantly secured by properties in Massachusetts.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Rhode Island	$355,916	24%	$356,392	25%
Connecticut	138,988	9	140,574	10
Massachusetts	995,594	66	932,726	64
Subtotal	1,490,498	99	1,429,692	99
All other states	19,974	1	19,398	1
Total (1)	$1,510,472	100%	$1,449,090	100%

(1)	Includes residential real estate loans purchased from other financial institutions totaling $187.9 million and $151.8 million, respectively, as of March 31, 2020 and December 31, 2019.

As of May 1, 2020, we executed 175 short-term deferments on residential real estate loan balances of $83 million, which represented 6% of total residential real estate portfolio balances as of March 31, 2020. The average size of the loans with deferments was approximately $474 thousand and these loans have an estimated loan-to-value ratio of 63%.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans.

The consumer loan portfolio totaled $306.7 million at March 31, 2020, down by $4.3 million, or 1%, from December 31, 2019. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at March 31, 2020. The Bank estimates that approximately 65% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $12.2 million and $12.8 million, respectively, at March 31, 2020 and December 31, 2019.

As of May 1, 2020, we executed 63 short-term deferments on consumer loan balances of $5 million, which represented 2% of total consumer portfolio balances as of March 31, 2020.

Management's Discussion and Analysis

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019
Commercial:
Commercial real estate	$450	$603
Commercial & industrial	290	657
Total commercial	740	1,260
Residential Real Estate:
Residential real estate	15,423	14,297
Consumer:
Home equity	1,667	1,763
Other	88	88
Total consumer	1,755	1,851
Total nonaccrual loans	17,918	17,408
Property acquired through foreclosure or repossession, net	28	1,109
Total nonperforming assets	$17,946	$18,517

Nonperforming assets to total assets	0.32%	0.35%
Nonperforming loans to total loans	0.44%	0.45%
Total past due loans to total loans	0.40%	0.40%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets decreased by $571 thousand from December 31, 2019. This included a $1.1 million decrease in property acquired through foreclosure, which resulted from the first quarter sale of a commercial property essentially at its carrying value, and was partially offset by a $510 thousand increase in nonaccrual loans. At March 31, 2020, property acquired through foreclosure consisted of one residential property.

Nonaccrual Loans
During the three months ended March 31, 2020, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
For the three months ended March 31,	2020	2019
Balance at beginning of period	$17,408	$11,707
Additions to nonaccrual status	1,729	1,924
Loans returned to accruing status	(393)	(855)
Loans charged-off	(635)	(103)
Loans transferred to other real estate owned	(28)	—
Payments, payoffs and other changes	(163)	(308)
Balance at end of period	$17,918	$12,365

Management's Discussion and Analysis

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2020				December 31, 2019
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$450	$—	$450	0.03%	$603	$—	$603	0.04%
Commercial & industrial	290	—	290	0.04	—	657	657	0.11
Total commercial	740	—	740	0.03	603	657	1,260	0.06
Residential Real Estate:
Residential real estate	5,686	9,737	15,423	1.02	4,700	9,597	14,297	0.99
Consumer:
Home equity	783	884	1,667	0.58	996	767	1,763	0.61
Other	88	—	88	0.45	88	—	88	0.44
Total consumer	871	884	1,755	0.57	1,084	767	1,851	0.60
Total nonaccrual loans	$7,297	$10,621	$17,918	0.44%	$6,387	$11,021	$17,408	0.45%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2020.

As of March 31, 2020, the composition of nonaccrual loans was 96% residential and consumer and 4% commercial, compared to 93% and 7%, respectively, at December 31, 2019.

Nonaccrual residential real estate mortgage loans amounted to $15.4 million at March 31, 2020, up by $1.1 million from the end of 2019. As of March 31, 2020, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Rhode Island and Connecticut.  Included in total nonaccrual residential real estate loans at March 31, 2020 were four loans purchased for portfolio and serviced by others amounting to $1.4 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

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

(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019
Accruing troubled debt restructured loans	373	376
Nonaccrual troubled debt restructured loans	490	492
Total troubled debt restructured loans	$863	$868

Troubled Debt Restructurings
A loan that has been modified or renewed is considered to be a troubled debt restructuring when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower’s benefit that would not otherwise be considered for a borrower or a transaction with similar credit risk characteristics.  These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest.  The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection.

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan.  Loans that are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems

Management's Discussion and Analysis

it unlikely that the borrower will return to a status of compliance in the near term and full collection of principal and interest is in doubt.

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is performing in accordance with their modified contractual terms for a reasonable period of time.

As of March 31, 2020, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a troubled debt restructuring.

The allowance for credit losses on loans losses included specific reserves for troubled debt restructurings of $95 thousand and $97 thousand, respectively, at March 31, 2020 and December 31, 2019.

See Note 4 for disclosure regarding the Corporation’s election to account for eligible loan modifications under Section 4013 of the CARES Act.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$1,275	0.08%	$1,433	0.09%
Commercial & industrial	310	0.05	1	—
Total commercial	1,585	0.07	1,434	0.07
Residential Real Estate:
Residential real estate	12,293	0.81	11,429	0.79
Consumer:
Home equity	2,482	0.86	2,696	0.93
Other	115	0.59	130	0.64
Total consumer	2,597	0.85	2,826	0.91
Total past due loans	$16,475	0.40%	$15,689	0.40%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2020, the composition of past due loans (loans past due 30 days or more) was 90% residential and consumer and 10% commercial, compared to 91% and 9%, respectively, at December 31, 2019. Total past due loans increased by $786 thousand from the end of 2019, as an increase in past due residential real estate loans was partially offset by a decline in past due commercial real estate loans.

Total past due loans included $11.4 million of nonaccrual loans as of March 31, 2020, compared to $11.5 million as of December 31, 2019. All loans 90 days or more past due at March 31, 2020 and December 31, 2019 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2020 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Management's Discussion and Analysis

Management has identified approximately $10.1 million in potential problem loans at March 31, 2020, compared to $10.3 million at December 31, 2019. As of March 31, 2020, the balance of potential problem loans consisted of four commercial relationships, which were all current with respect to payment terms. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”
Allowance for Credit Losses on Loans
The ACL on loans is management’s estimated valuation allowance at each reporting date in accordance with GAAP.  The ACL on loans is increased through a provision for credit losses recognized in the Unaudited Consolidated Statements of Income and by recoveries of amounts previously charged-off. The ACL on loans is reduced by charge-offs on loans.  Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely.  Full or partial charge-offs on collateral dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	March 31, 2020			December 31, 2019
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$1,835	$624	34.01%	$17,783	$968	5.44%
Pooled (collectively evaluated) loans	4,088,561	39,041	0.95	3,875,216	26,046	0.67
Total	$4,090,396	$39,665	0.97%	$3,892,999	$27,014	0.69%

In 2020, Washington Trust utilizes a DCF methodology to estimate credit losses for each pooled portfolio segment. The methodology incorporates the probability of default and loss given default. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to its historical mean in order to estimate the probability of default for each loan portfolio segment. Utilizing a third party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived. Quantitative loss factors for pooled loans are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates.

In 2020, for loans that are individually analyzed, the ACL is measured using a DCF method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. With the adoption of CECL on January 1, 2020, management reassessed the underlying risk characteristics of individually analyzed loans and concluded that certain nonaccrual residential and consumer loans previously classified as impaired individually evaluated for impairment shared similar risk characteristics as their pooled loan segment. The decline in individually analyzed loans from December 31, 2019 was a result of this reassessment.

See Note 6 to the Unaudited Consolidated Financial Statements for additional disclosure regarding the process and methodology to estimate the ACL on loans.

Management's Discussion and Analysis

The following table presents the allocation of the ACL on loans by portfolio segment. The total ACL on loans is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	March 31, 2020			December 31, 2019
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$19,736	1.22%	40%	$14,741	0.95%	40%
Commercial & industrial	10,331	1.58%	16	3,921	0.67%	15
Total commercial	30,067	1.32%	56	18,662	0.87%	55
Residential Real Estate:
Residential real estate	7,729	0.51%	37	6,615	0.46%	37
Consumer:
Home equity	1,435	0.50%	7	1,390	0.48%	7
Other	434	2.21%	—	347	1.72%	1
Total consumer	1,869	0.61%	7	1,737	0.56%	8
Total allowance for credit losses on loans at end of period	$39,665	0.97%	100%	$27,014	0.69%	100%

(1)	Percentage of loans outstanding in respective category to total loans outstanding.

The ACL on loans amounted to $39.7 million at March 31, 2020, up by $12.7 million from the balance at December 31, 2019. Upon adoption of CECL on January 1, 2020, Washington Trust's ACL on loans increased by $6.5 million, or 24%, See Note 2 to the Unaudited Consolidated Financial Statements for additional disclosure on the impact of adopting Topic 326.

In the first quarter of 2020, a provision for credit losses on loans of $6.8 million was charged to earnings and was mainly attributable to the significant deterioration in the economic forecast due to the COVID-19 pandemic. The provision also reflected loan growth and changes in the underlying portfolio.

Net charge-offs totaled $623 thousand for the three months ended March 31, 2020, compared to $78 thousand for the same period in 2019.

The Corporation’s general practice is to identify problem credits early and recognize full or partial charge-offs as promptly as practicable when it is determined that the collection of loan principal is unlikely. Full or partial charge-offs on collateral dependent individually analyzed loans are recognized when the collateral is deemed to be insufficient to support the carrying value of the loan. The Corporation does not recognize a recovery when an updated appraisal indicates a subsequent increase in value.

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

Estimating an appropriate level of ACL in loans necessarily involves a high degree of judgment. While significant deterioration in the economic forecast due to the COVID-19 pandemic was estimated in the ACL on loans as of March 31, 2020, continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the ACL. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

Management's Discussion and Analysis

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

The following table presents a summary of deposits:

(Dollars in thousands)			Change
	March 31, 2020	December 31, 2019	$	%
Noninterest-bearing demand deposits	$622,893	$609,924	$12,969	2%
Interest-bearing demand deposits	178,391	159,938	18,453	12
NOW accounts	528,650	520,295	8,355	2
Money market accounts	784,893	765,899	18,994	2
Savings accounts	382,509	373,503	9,006	2
Time deposits (in-market)	776,992	784,481	(7,489)	(1)
Total in-market deposits	3,274,328	3,214,040	60,288	2
Wholesale brokered time deposits	431,986	284,842	147,144	52
Total deposits	$3,706,314	$3,498,882	$207,432	6%

Total deposits amounted to $3.7 billion at March 31, 2020, up by $207.4 million, or 6%, from December 31, 2019. This included an increase of $147.1 million, or 52%, in out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $60.3 million, or 2%, from the balance at December 31, 2019, reflecting growth across all non-time deposit categories.

FHLB Advances
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances totaled $1.2 billion at March 31, 2020, up by $57.1 million, or 5%, from the balance at the end of 2019.

See Note 7 to the Unaudited Consolidated Financial Statements for additional information regarding FHLB advances.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 60% of total average assets in the three months ended March 31, 2020.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

Management's Discussion and Analysis

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

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$469,543	$534,990
Federal Reserve Bank of Boston (2)	22,147	24,686
Unencumbered investment securities	512,386	461,850
Total	$1,004,076	$1,021,526

(1)
As of March 31, 2020 and December 31, 2019, loans with a carrying value of $2.1 billion and $2.1 billion, respectively, and securities available for sale with carrying values of $241.7 million and $271.4 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.

(2)
As of March 31, 2020 and December 31, 2019, loans with a carrying value of $16.2 million and $16.6 million, respectively, and securities available for sale with a carrying value of $14.5 million and $17.0 million, respectively, were pledged to the FRB resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the three months ended March 31, 2020.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash used in operating activities amounted to $2.8 million for the three months ended March 31, 2020. Net income of $11.9 million was offset by mortgage banking related adjustments to reconcile net income to net cash used in operating activities. Net cash used in investing activities totaled $201.3 million for the three months ended March 31, 2020, reflecting outflows to fund loan growth and purchases as well as purchases of debt securities. These outflows were partially offset by net inflows from maturities, calls and principal payments of securities. For the three months ended March 31, 2020, net cash provided by financing activities amounted to $250.9 million, with net increases in deposits and FHLB advances, partially offset by the payment of dividends to shareholders and treasury stock purchases. See the Corporation’s Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $508.6 million at March 31, 2020, up by $5.1 million from December 31, 2019. This included net income of $11.9 million and an increase of $12.2 million in the accumulated comprehensive income component of shareholders’ equity, largely reflecting an increase in the fair value of available for sale debt securities. These increases were partially offset by $8.9 million in dividend declarations, a $6.1 million decrease to retained earnings due to the adoption of CECL, and a net increase in treasury stock of $3.8 million.

The Corporation declared a quarterly dividend of 51 cents per share for the three months ended March 31, 2020, compared to 47 cents per share for the same period in 2019.

The ratio of total equity to total assets amounted to 9.05% at March 31, 2020 compared to a ratio of 9.51% at December 31, 2019.  Book value per share at March 31, 2020 and December 31, 2019 amounted to $29.48 and $29.00, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with a total risk-based capital ratio of 12.42% at March 31, 2020, compared to 12.94% at December 31, 2019. See Note 8 to the

Management's Discussion and Analysis

Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements and the election of the CECL phase-in option provided by regulatory guidance, which delays the estimated impact of CECL on regulatory capital and phases it in over a three-year period beginning in 2022.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2020 and December 31, 2019, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve of up to 500 basis points, as well as parallel changes in interest rates of up to 400 basis points.  Because income simulations assume that the Corporation’s balance sheet

Management's Discussion and Analysis

will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2020 and December 31, 2019.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2020		December 31, 2019
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.78)%	(5.49)%	(3.71)%	(5.57)%
100 basis point rate increase	3.64	2.35	2.88	1.02
200 basis point rate increase	7.45	4.42	6.60	3.37
300 basis point rate increase	11.18	5.93	10.35	5.53

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

Management's Discussion and Analysis

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2020 and December 31, 2019 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$1,601	($7,193)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	7,774	(44,911)
Trust preferred debt and other corporate debt securities	(269)	473
Total change in market value as of March 31, 2020	$9,106	($51,631)
Total change in market value as of December 31, 2019	$17,741	($81,705)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

For factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II. Item 1A of this Form 10-Q.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2020.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
Effective January 1, 2020, the Corporation adopted Topic 326 “Financial Instrument - Credit Losses.” The Corporation implemented changes to its policies, processes, and controls over the allowance for credit losses methodology to support the adoption of Topic 326. Many controls over this new accounting methodology mirror controls under the prior GAAP methodology. New controls were established, such as model validation done by an independent third-party and input review of econometric and other factors utilized in estimating the allowance. Except as related to the adoption of Topic 326, there were no changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020 (“Annual Report”), based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we and our third party service providers have put in place for employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses. Pandemic-related delays in our ability to execute appraisals of collateral securing loans may cause disruption in the loan origination process and add uncertainty about the adequacy of our allowance for credit losses. Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Further deterioration in economic and financial market conditions affecting issuers may increase our allowance for credit losses on investment securities, as well as reduce other comprehensive income. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. The increase in financial market volatility and a corresponding increase in trading frequency also means that our Wealth Management Services business is subject to an increased risk of trading errors, and the risk that any trading errors are of an increased magnitude. Further deterioration in economic and financial market conditions could also result in the impairment of goodwill, intangible assets and right-of-use assets.

While the COVID-19 pandemic negatively impacted our results of operations for the first quarter of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.
As of May 1, 2020, we have obtained SBA approval for 1,345 loans aggregating $211 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency or the processing fee from us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of the Corporation’s outstanding shares of common stock in the first quarter of 2020:

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under plans
January 1 - 31, 2020	—	$—	—	850,000
February 1 - 29, 2020	—	—	—	850,000
March 1 - 31, 2020	124,863	$34.61	124,863	725,137
Total	124,863	$34.61	124,863	725,137
On December 2, 2019, the Corporation announced that its Board of Directors adopted a stock repurchase program, authorizing the repurchase of up to 850,000 shares of the Corporation’s common stock, or approximately 5% of its then current outstanding shares. Due to the economic uncertainty resulting from the COVID-19 pandemic, effective March 25, 2020, the Corporation suspended the program, which is set to expire on October 31, 2020.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Terms of Performance Share Unit Award Agreement with certain executive officers, dated March 16, 2020– Filed herewith.
10.2	Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees - Filed herewith.
10.3	Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees - Filed herewith.
10.4	Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (1)
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 7, 2020	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 7, 2020	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	May 7, 2020	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller
(principal accounting officer)