Form 10-Q
period 2020-06-30
WASHINGTON TRUST BANCORP INC
filed 2020-08-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	June 30, 2020	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of July 31, 2020 was 17,260,217.

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	June 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$215,601	$132,193
Short-term investments	7,739	6,262
Mortgage loans held for sale, at fair value	43,997	27,833
Available for sale debt securities, at fair value (amortized cost $919,853; net of allowance for credit losses on securities of $0 at June 30, 2020)	938,446	899,490
Federal Home Loan Bank stock, at cost	50,017	50,853
Loans:
Total loans	4,287,641	3,892,999
Less: allowance for credit losses on loans	41,441	27,014
Net loans	4,246,200	3,865,985
Premises and equipment, net	28,067	28,700
Operating lease right-of-use assets	27,022	26,792
Investment in bank-owned life insurance	83,056	82,490
Goodwill	63,909	63,909
Identifiable intangible assets, net	6,759	7,218
Other assets	166,147	100,934
Total assets	$5,876,960	$5,292,659
Liabilities:
Deposits:
Noninterest-bearing deposits	$815,770	$609,924
Interest-bearing deposits	3,285,666	2,888,958
Total deposits	4,101,436	3,498,882
Federal Home Loan Bank advances	1,005,051	1,141,464
Payment Protection Program Lending Facility	38,900	—
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	29,125	28,861
Other liabilities	159,604	97,279
Total liabilities	5,356,797	4,789,167
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,260,217 shares outstanding at June 30, 2020 and 17,363,455 shares issued and outstanding at December 31, 2019	1,085	1,085
Paid-in capital	123,684	123,281
Retained earnings	399,386	390,363
Accumulated other comprehensive income (loss)	(462)	(11,237)
Treasury stock, at cost; 103,240 shares at June 30, 2020	(3,530)	—
Total shareholders’ equity	520,163	503,492
Total liabilities and shareholders’ equity	$5,876,960	$5,292,659

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2020	2019	2020	2019
	Interest income:
	Interest and fees on loans	$36,005	$42,138	$76,013	$83,882
	Interest on mortgage loans held for sale	440	288	725	468
	Taxable interest on debt securities	5,477	7,006	11,311	14,232
	Nontaxable interest on debt securities	—	8	—	17
	Dividends on Federal Home Loan Bank stock	654	720	1,294	1,415
	Other interest income	36	399	385	739
	Total interest and dividend income	42,612	50,559	89,728	100,753
	Interest expense:
	Deposits	7,112	9,469	15,648	18,165
	Federal Home Loan Bank advances	4,382	6,980	10,147	13,641
	Junior subordinated debentures	171	252	384	505
	Other interest expense	2	—	2	—
	Total interest expense	11,667	16,701	26,181	32,311
	Net interest income	30,945	33,858	63,547	68,442
	Provision for credit losses	2,200	525	9,236	1,175
	Net interest income after provision for credit losses	28,745	33,333	54,311	67,267
	Noninterest income:
	Wealth management revenues	8,605	9,549	17,294	18,801
	Mortgage banking revenues	14,851	3,640	20,947	6,286
	Card interchange fees	1,031	1,018	1,978	2,015
	Service charges on deposit accounts	517	929	1,377	1,804
	Loan related derivative income	99	746	2,554	1,470
	Income from bank-owned life insurance	791	566	1,355	1,215
	Net realized losses on securities	—	(80)	—	(80)
	Other income	426	385	742	609
	Total noninterest income	26,320	16,753	46,247	32,120
	Noninterest expense:
	Salaries and employee benefits	19,464	18,436	38,932	36,055
	Outsourced services	2,784	2,518	5,784	5,124
	Net occupancy	1,909	1,904	3,928	3,902
	Equipment	895	1,028	1,872	2,039
	Legal, audit and professional fees	659	664	1,481	1,198
	FDIC deposit insurance costs	674	540	1,096	969
	Advertising and promotion	186	525	445	764
	Amortization of intangibles	230	239	460	478
	Other expenses	1,677	2,297	4,933	4,586
	Total noninterest expense	28,478	28,151	58,931	55,115
	Income before income taxes	26,587	21,935	41,627	44,272
	Income tax expense	5,547	4,662	8,686	9,504
	Net income	$21,040	$17,273	$32,941	$34,768

	Net income available to common shareholders	$21,000	$17,238	$32,869	$34,699
	Weighted average common shares outstanding - basic	17,257	17,330	17,301	17,317
	Weighted average common shares outstanding - diluted	17,292	17,405	17,377	17,403
Per share information:	Basic earnings per common share	$1.22	$0.99	$1.90	$2.00
	Diluted earnings per common share	$1.21	$0.99	$1.89	$1.99

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2020	2019	2020	2019
Net income	$21,040	$17,273	$32,941	$34,768
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	(1,808)	6,033	10,998	17,054
Net change in fair value of cash flow hedges	8	(622)	(1,042)	(1,064)
Net change in defined benefit plan obligations	409	226	819	453
Total other comprehensive (loss) income, net of tax	(1,391)	5,637	10,775	16,443
Total comprehensive income	$19,649	$22,910	$43,716	$51,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended June 30, 2020	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at March 31, 2020	17,252	$1,085	$123,167	$387,243	$929	($3,827)	$508,597
Net income	—	—	—	21,040	—	—	21,040
Total other comprehensive loss	—	—	—	—	(1,391)	—	(1,391)
Cash dividends declared ($0.51 per share)	—	—	—	(8,897)	—	—	(8,897)
Share-based compensation	—	—	855	—	—	—	855
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	8	—	(338)	—	—	297	(41)
Balance at June 30, 2020	17,260	$1,085	$123,684	$399,386	($462)	($3,530)	$520,163

For the six months ended June 30, 2020	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2019	17,363	$1,085	$123,281	$390,363	($11,237)	$—	$503,492
Cumulative effect of change in accounting principle - Topic 326	—	—	—	(6,108)	—	—	(6,108)
Net income	—	—	—	32,941	—	—	32,941
Total other comprehensive income	—	—	—	—	10,775	—	10,775
Cash dividends declared ($1.02 per share)	—	—	—	(17,810)	—	—	(17,810)
Share-based compensation	—	—	1,613	—	—	—	1,613
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	22	—	(1,210)	—	—	792	(418)
Treasury stock purchased under 2019 Stock Repurchase Program	(125)	—	—	—	—	(4,322)	(4,322)
Balance at June 30, 2020	17,260	$1,085	$123,684	$399,386	($462)	($3,530)	$520,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended June 30, 2019	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at March 31, 2019	17,305	$1,082	$120,743	$365,521	($17,503)	$—	$469,843
Net income	—	—	—	17,273	—	—	17,273
Total other comprehensive income	—	—	—	—	5,637	—	5,637
Cash dividends declared ($0.51 per share)	—	—	—	(8,921)	—	—	(8,921)
Share-based compensation	—	—	764	—	—	—	764
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	31	1	(392)	—	—	—	(391)
Balance at June 30, 2019	17,336	$1,083	$121,115	$373,873	($11,866)	$—	$484,205

For the six months ended June 30, 2019	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2018	17,302	$1,081	$119,888	$355,524	($28,309)	$—	$448,184
Cumulative effect of change in accounting principle - Topic 842	—	—	—	722	—	—	722
Net income	—	—	—	34,768	—	—	34,768
Total other comprehensive income	—	—	—	—	16,443	—	16,443
Cash dividends declared ($0.98 per share)	—	—	—	(17,141)	—	—	(17,141)
Share-based compensation	—	—	1,503	—	—	—	1,503
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	34	2	(276)	—	—	—	(274)
Balance at June 30, 2019	17,336	$1,083	$121,115	$373,873	($11,866)	$—	$484,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Six months ended June 30,	2020	2019
	Cash flows from operating activities:
	Net income	$32,941	$34,768
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	9,236	1,175
	Depreciation of premises and equipment	1,557	1,672
	Net amortization of premiums and discounts on debt securities and loans	2,716	1,894
	Amortization of intangibles	460	478
	Share-based compensation	1,613	1,503
	Tax (expense) benefit from stock option exercises and other equity awards	(77)	172
	Income from bank-owned life insurance	(1,355)	(1,215)
	Net gains on loan sales, including fair value adjustments	(21,074)	(5,998)
	Net realized losses on securities	—	80
	Proceeds from sales of loans, net	447,859	199,897
	Loans originated for sale	(451,539)	(213,247)
	(Increase) decrease in operating lease right-of-use assets	(230)	748
	Increase (decrease) in operating lease liabilities	264	(643)
	Increase in other assets	(67,028)	(26,368)
	Increase in other liabilities	59,577	23,781
	Net cash provided by operating activities	14,920	18,697
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(149,481)	(72,262)
	Available for sale debt securities: Other	(98,500)	(10,507)
Proceeds from sale of:	Other investment securities available for sale	—	9,920
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	120,745	51,590
	Available for sale debt securities: Other	100,500	11,045
	Net redemption (purchases) of Federal Home Loan Bank stock	836	(3,691)
	Net increase in loans	(336,489)	(50,729)
	Purchases of loans	(51,081)	(161)
	Proceeds from the sale of property acquired through foreclosure or repossession	1,107	—
	Purchases of premises and equipment	(925)	(1,971)
	Proceeds from surrender of bank-owned life insurance	787	326
	Net cash used in investing activities	(412,501)	(66,440)
	Cash flows from financing activities:
	Net increase (decrease) in deposits	602,554	(19,426)
	Proceeds from Federal Home Loan Bank advances	1,346,999	1,022,000
	Repayment of Federal Home Loan Bank advances	(1,483,412)	(911,762)
	Proceeds from Payment Protection Program Lending Facility	38,900	—
	Treasury stock purchased	(4,322)	—
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(418)	(274)
	Cash dividends paid	(17,835)	(16,456)
	Net cash provided by financing activities	482,466	74,082
	Net increase in cash and cash equivalents	84,885	26,339
	Cash and cash equivalents at beginning of period	138,455	93,475
	Cash and cash equivalents at end of period	$223,340	$119,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows – continued (unaudited)	(Dollars in thousands)

Six months ended June 30,	2020	2019
Noncash Activities:
Loans charged off	$961	$922
Loans transferred to property acquired through foreclosure or repossession	28	—
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
In conjunction with the adoption of ASU 2017-12 as detailed in Note 2 to the Unaudited Consolidated Financial Statements, the following qualifying debt securities classified as held to maturity were transferred to available for sale:

Fair value of debt securities transferred from held to maturity to available for sale	—	10,316
Supplemental Disclosures:
Interest payments	$27,257	$30,341
Income tax payments	8,234	9,786

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

•
As noted above, net interest income could be reduced. In accordance with regulatory guidance, Washington Trust is actively working with borrowers impacted by the COVID-19 pandemic to defer payments. While interest will continue to be recognized in accordance with GAAP, should eventual credit losses on these deferments emerge, interest income would be negatively impacted.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

•
The provision for credit losses could increase. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for credit losses. It also is possible that asset quality could worsen, expenses associated with collection efforts could increase and loan charge-offs could increase. Washington Trust is actively participating in the SBA’s PPP, providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government, if that should change, Washington Trust could be required to increase its allowance for credit losses through an additional provision for credit losses charged to earnings. PPP loans amounted to $212.2 million as of June 30, 2020.

•
Valuation and fair value measurement challenges may occur. As of June 30, 2020, the Corporation had $63.9 million in goodwill, of which $41.3 million was allocated to the Wealth Management Services reporting unit and $22.6 million was allocated to the Commercial Banking reporting unit.  Goodwill represents the excess of the purchase price over the net fair value of the acquired businesses.  In the first quarter of 2020, management performed an interim impairment assessment on goodwill as a result of changes in the macroeconomic environment resulting from the COVID-19 pandemic. The results of that interim impairment assessment indicated that the remaining fair value significantly exceeded the carrying value for both reporting units. Management has also taken into consideration events and circumstances that arose since the interim assessment and has concluded that it is more-likely-than-not that the fair value of both reporting units continue to exceed their carrying value. The COVID-19 pandemic could cause a further or sustained decline in the Corporation’s stock price or the occurrence of additional valuation triggering events that could result in an impairment charge to earnings.

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

The Corporation assembled a cross-functional project team that met regularly to address the additional data requirements, to determine the approach for implementation and to identify new internal controls over enhanced accounting processes for estimating the allowance for credit losses (“ACL”). This included assessing the adequacy of existing loan and loss data, assessing models for default and loss estimates, conducting limited “trial” runs and analytical reviews through December 31, 2019, and completing independent model validation and documentation of ACL processes and controls in the first quarter of 2020.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The Corporation has assembled a cross-functional project team that meets periodically to discuss the approach for implementing ASU 2020-04. The Corporation has completed an inventory of contracts that reference LIBOR and is currently reviewing underlying documents and contracts, as well as assessing the risks with the transition to a new reference rate.

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

As of June 30, 2020 and December 31, 2019, cash and due from banks includes interest-bearing deposits in other banks of $161.7 million and $83.4 million, respectively. See Note 9 for additional disclosure regarding cash collateral pledged to derivative counterparties.

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

The Corporation has made an accounting policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in other assets in the Unaudited Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate of credit losses. Accrued interest receivable on available for sale debt securities totaled $2.7 million and $2.9 million, respectively, as of June 30, 2020 and December 31, 2019.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2020 and 2019.

For available for sale debt securities in an unrealized loss position, management first assesses whether the Corporation intends to sell, or if it is likely that the Corporation will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charge to earnings. For debt securities available for sale that do not meet either these criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers both quantitative and qualitative factors.

A substantial portion of available for sale debt securities held by the Corporation are obligations issued by U.S. government agency and U.S. government-sponsored enterprises, including mortgage-backed securities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. For these securities, management takes into consideration the long history of no credit losses and other factors to assess the risk of nonpayment even if the U.S. government were to default. As such, the Corporation utilized a zero credit loss estimate for these securities. For available for sale debt securities that are not guaranteed by U.S. government agencies and U.S. government-sponsored enterprises, such as individual name issuer trust preferred debt securities and corporate bonds, management utilizes a third party credit modeling tool based on observable market data, which assists management in identifying

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

any potential credit risk associated with its available for sale debt securities. This model estimates probability of default, loss given default and exposure at default for each security. In addition, qualitative factors are also considered, including the extent to which fair value is less than amortized cost, changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If a credit loss exists based on the results of this assessment, an ACL (contra asset) is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is considered market-related and is recognized in other comprehensive income, net of taxes.

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

Available for Sale Debt Securities
The following table presents the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$155,270	$1,368	$—	$—	$156,638
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	740,104	20,985	(33)	—	761,056
Individual name issuer trust preferred debt securities	13,332	—	(1,603)	—	11,729
Corporate bonds	11,147	—	(2,124)	—	9,023
Total available for sale debt securities	$919,853	$22,353	($3,760)	$—	$938,446

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

As of June 30, 2020 and December 31, 2019, debt securities with a fair value of $353.1 million and $431.9 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRB’s discount window, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)	Available for Sale
June 30, 2020	Amortized Cost	Fair Value
Due in one year or less	$108,361	$111,419
Due after one year to five years	320,989	329,271
Due after five years to ten years	315,206	319,219
Due after ten years	175,297	178,537
Total debt securities	$919,853	$938,446

Included in the above table are debt securities with an amortized cost balance of $178.4 million and a fair value of $176.0 million at June 30, 2020 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 3 years to 17 years, with call features ranging from 1 month to 1 year.

The following table summarizes amounts relating to sales of securities:

(Dollars in thousands)	Three Months		Six Months
For the periods ended June 30,	2020	2019	2020	2019
Proceeds from sales	$—	$9,920	$—	$9,920

Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	(80)	—	(80)
Net realized losses on securities	$—	($80)	$—	($80)

Assessment of Available for Sale Debt Securities for Impairment
Management assesses the decline in fair value of investment securities on a regular basis. Unrealized losses on debt securities may occur from current market conditions, increases in interest rates since the time of purchase, a structural change in an investment, volatility of earnings of a specific issuer, or deterioration in credit quality of the issuer.  Management evaluates both qualitative and quantitative factors to assess whether an impairment exists. For the accounting policy on the assessment of available for sale debt securities for impairment that was in effect prior to the adoption of Topic 326 on January 1, 2020, see Note 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses on securities has not been recorded at June 30, 2020, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2020	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2	$10,612	($33)	—	$—	$—	2	$10,612	($33)
Individual name issuer trust preferred debt securities	—	—	—	5	11,729	(1,603)	5	11,729	(1,603)
Corporate bonds	—	—	—	3	9,023	(2,124)	3	9,023	(2,124)
Total	2	$10,612	($33)	8	$20,752	($3,727)	10	$31,364	($3,760)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at June 30, 2020. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no allowance for credits losses on securities was recorded at June 30, 2020.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at June 30, 2020 were five trust preferred securities issued by four individual companies in the banking sector.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of June 30, 2020, individual name issuer trust preferred debt securities with an amortized cost of $2.0 million and unrealized losses of $254 thousand were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Another individual name issuer trust preferred security with an amortized cost of $2.0 million and an unrealized loss of $245 thousand as of June 30, 2020 was downgraded by S&P to a rating of BB+ (below investment grade) on July  22, 2020. We noted no additional downgrades to below investment grade between June 30, 2020 and the filing date of this report.  Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not material changes in the credit quality of the issuers of the debt securities.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses on securities was recorded at June 30, 2020.

Corporate Bonds
At June 30, 2020, the Corporation had three corporate bond holdings with unrealized losses totaling $2.1 million. These investment grade corporate bonds were issued by large corporations in the financial services industry. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at June 30, 2020.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses was recorded at June 30, 2020.

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commercial:
Commercial real estate (1)	$1,630,998	$1,547,572
Commercial & industrial (2)	852,445	585,289
Total commercial	2,483,443	2,132,861
Residential Real Estate:
Residential real estate (3)	1,508,223	1,449,090
Consumer:
Home equity	277,632	290,874
Other (4)	18,343	20,174
Total consumer	295,975	311,048
Total loans (5)	$4,287,641	$3,892,999

(1)
Commercial real estate (“CRE”) consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.

(2)
Commercial and industrial (“C&I”) consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $212.2 million of PPP loans as of June 30, 2020.

(3)	Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.

(4)	Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

(5)
Includes net unamortized loan origination fees of $453 thousand at June 30, 2020 and net unamortized loan origination costs of $5.3 million, at December 31, 2019 and net unamortized premiums on purchased loans of $1.1 million and $995 thousand, respectively, at June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, loans amounting to $2.2 billion and $2.1 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB. See Note 7 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
June 30, 2020	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$431	$431	$1,630,567	$1,630,998
Commercial & industrial	2	1	—	3	852,442	852,445
Total commercial	2	1	431	434	2,483,009	2,483,443
Residential Real Estate:
Residential real estate	3,858	3,545	5,096	12,499	1,495,724	1,508,223
Consumer:
Home equity	829	16	788	1,633	275,999	277,632
Other	16	2	88	106	18,237	18,343
Total consumer	845	18	876	1,739	294,236	295,975
Total loans	$4,705	$3,564	$6,403	$14,672	$4,272,969	$4,287,641

(Dollars in thousands)	Days Past Due
December 31, 2019	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$830	$—	$603	$1,433	$1,546,139	$1,547,572
Commercial & industrial	1	—	—	1	585,288	585,289
Total commercial	831	—	603	1,434	2,131,427	2,132,861
Residential Real Estate:
Residential real estate	4,574	2,155	4,700	11,429	1,437,661	1,449,090
Consumer:
Home equity	971	729	996	2,696	288,178	290,874
Other	42	—	88	130	20,044	20,174
Total consumer	1,013	729	1,084	2,826	308,222	311,048
Total loans	$6,418	$2,884	$6,387	$15,689	$3,877,310	$3,892,999

Included in past due loans as of June 30, 2020 and December 31, 2019, were nonaccrual loans of $10.6 million and $11.5 million, respectively.

All loans 90 days or more past due at June 30, 2020 and December 31, 2019 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Jun 30, 2020	Dec 31, 2019
Commercial:
Commercial real estate	$431	$603
Commercial & industrial	—	657
Total commercial	431	1,260
Residential Real Estate:
Residential real estate	13,850	14,297
Consumer:
Home equity	1,648	1,763
Other	88	88
Total consumer	1,736	1,851
Total nonaccrual loans	$16,017	$17,408
Accruing loans 90 days or more past due	$—	$—

For nonaccrual loans with a carrying value of $1.4 million as of June 30, 2020, no ACL was deemed necessary.

As of June 30, 2020 and December 31, 2019, loans secured by one- to four-family residential property amounting to $3.4 million and $5.8 million, respectively, were in process of foreclosure.

Nonaccrual loans of $5.5 million and $5.9 million, respectively, were current as to the payment of principal and interest at June 30, 2020 and December 31, 2019.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2020.

The following table presents interest income recognized on nonaccrual loans segregated by loan class:

(Dollars in thousands)	Interest Income Recognized
Periods ended June 30, 2020	Three Months	Six Months
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	103	271
Consumer:
Home equity	17	40
Other	—	—
Total consumer	17	40
Total	$120	$311

Troubled Debt Restructurings
A loan that has been modified or renewed is considered to be a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower’s benefit that would not otherwise be considered for a borrower or a transaction with similar credit risk characteristics. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

be bifurcated with separate terms for each tranche of the restructured debt. Restructuring of a loan in lieu of aggressively enforcing the collection of the loan may benefit the Corporation by increasing the ultimate probability of collection.

The Corporation's ACL reflects the effects of a TDR when management reasonably expects at the reporting date that a TDR will be executed with an individual borrower. A TDR is considered reasonably expected no later than the point when management concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession to avoid a default. Reasonably expected TDRs and executed TDRs are evaluated individually to determine the required ACL. Troubled debt restructurings that did not involve a below-market rate concession and perform in accordance with their modified contractual terms for a reasonable period of time may be included in the Corporation’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

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

TDRs are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, TDRs are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is performing in accordance with their modified contractual terms for a reasonable period of time.

The recorded investment in TDRs consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing TDRs, the recorded investment also includes accrued interest.

The recorded investment in TDRs was $6.5 million and $869 thousand, respectively, at June 30, 2020 and December 31, 2019. The ACL on loans included specific reserves for these TDRs of $137 thousand and $97 thousand, respectively, at June 30, 2020 and December 31, 2019.

As of June 30, 2020, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

The Corporation has elected to account for eligible loan modifications under Section 4013 of the CARES Act. To be eligible under Section 4013 of the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) December 31, 2020. Eligible loan modifications are not required to be classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status in accordance with the nonaccrual loans accounting policy described above. As of June 30, 2020, Washington Trust has executed 583 modifications on loan balances of $652.2 million. The majority of these modifications qualified as eligible loan modifications under Section 4013 of the CARES Act and therefore, were not required to be classified as TDRs and were not reported as past due. Twelve of these modifications on loan balances of $5.6 million were past due before the COVID-19 pandemic and therefore, were classified as TDRs and were included in past due loans as of June 30, 2020.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present loans modified as a TDR:

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended June 30,	2020	2019	2020	2019	2020	2019
Commercial:
Commercial real estate	1	—	$841	$—	$841	$—
Commercial & industrial	2	—	460	—	460	—
Total commercial	3	—	1,301	—	1,301	—
Residential Real Estate:
Residential real estate	6	—	3,512	—	3,512	—
Consumer:
Home equity	3	—	802	—	802	—
Other	—	—	—	—	—	—
Total consumer	3	—	$802	$—	$802	$—
Total	12	—	$5,615	$—	$5,615	$—

(1)
The recorded investment in TDRs consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing TDRs, the recorded investment also includes accrued interest.

(Dollars in thousands)			Outstanding Recorded Investment (1)
	# of Loans		Pre-Modifications		Post-Modifications
Six months ended June 30,	2020	2019	2020	2019	2020	2019
Commercial:
Commercial real estate	1	—	$841	$—	$841	$—
Commercial & industrial	2	—	460	—	460	—
Total commercial	3	—	1,301	—	1,301	—
Residential Real Estate:
Residential real estate	6	—	3,512	—	3,512	—
Consumer:
Home equity	3	—	802	—	802	—
Other	—	—	—	—	—	—
Total consumer	3	—	$802	$—	$802	$—
Total	12	—	$5,615	$—	$5,615	$—

(1)
The recorded investment in TDRs consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing TDRs, the recorded investment also includes accrued interest.

The following table presents information on how loans were modified as a TDR:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2020	2019	2020	2019
Below-market interest rate concession	$—	$—	$—	$—
Payment deferral	5,202	—	5,202	—
Maturity / amortization concession	—	—	—	—
Interest only payments	—	—	—	—
Combination (1)	413	—	413	—
Total	$5,615	$—	$5,615	$—

(1)	Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

For the three and six months ended June 30, 2020, payment defaults on TDRs modified within the previous 12 months occurred on one loan with a carrying value of $47 thousand at the time of the default. For the three and six months ended June 30, 2019, there were no payment defaults on TDRs modified within the previous 12 months.

Individually Analyzed Loans
Effective January 1, 2020, individually analyzed loans include nonaccrual commercial loans, loans classified as TDRs, and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. As of June 30, 2020, the carrying value of individually analyzed loans amounted to $7.1 million, of which $4.3 million were considered collateral dependent.

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

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)
As of June 30, 2020	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$431	$—
Commercial & industrial (2)	414	—
Total commercial	845	—
Residential Real Estate:
Residential real estate (3)	2,664	—
Consumer:
Home equity (3)	754	233
Other	—	—
Total consumer	754	233
Total	$4,263	$233

(1)	Secured by income-producing property.

(2)	Secured by business assets.

(3)	Secured by one- to four-family residential properties.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Prior to January 1, 2020, impaired loans included nonaccrual loans and loans restructured in a TDR. The Corporation identified loss allocations for impaired loans on an individual loan basis. The following is a summary of impaired loans:

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

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs. For accruing impaired loans (TDRs for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class.

(Dollars in thousands)	Three Months		Six Months
For the periods ended June 30, 2019	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$926	$—	$951	$1
Commercial & industrial	3,868	49	4,276	103
Total commercial	4,794	49	5,227	104
Residential Real Estate:
Residential real estate	10,728	107	10,441	222
Consumer:
Home equity	1,332	13	1,406	27
Other	35	—	28	—
Total consumer	1,367	13	1,434	27
Total	$16,889	$169	$17,102	$353

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

A description of the commercial loan categories is as follows:

Pass - Loans with acceptable credit quality, defined as ranging from superior or very strong to a status of lesser stature. Superior or very strong credit quality is characterized by a high degree of cash collateralization or strong balance sheet liquidity. Lesser stature loans have an acceptable level of credit quality, but may exhibit some weakness in various credit metrics such as collateral adequacy, cash flow, performance or may be in an industry or of a loan type known to have a higher degree of risk. These weaknesses may be mitigated by secondary sources of repayment, including SBA guarantees.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The Corporation’s procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. On a quarterly basis, management reviews the watched asset list, which generally consists of commercial loans that are risk-rated 6 or worse, highly leveraged transaction loans, high-volatility commercial real estate and other selected loans. Management’s review focuses on the current status of the loans and strategies to improve the credit. An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

Residential and Consumer
Management monitors the relatively homogeneous residential real estate and consumer loan portfolios on an ongoing basis using delinquency information by loan type.

The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$204,928	$376,942	$338,798	$249,371	$150,315	$285,727	$11,917	$2,422	$1,620,420
Special Mention	—	—	—	9,301	—	846	—	—	10,147
Classified	—	—	—	—	—	431	—	—	431
Total CRE	204,928	376,942	338,798	258,672	150,315	287,004	11,917	2,422	1,630,998
C&I:
Pass	286,230	103,671	84,136	63,842	68,551	112,282	100,844	1,462	821,018
Special Mention	271	—	—	2,434	—	16,897	1,630	68	21,300
Classified	414	—	—	—	—	7,592	2,121	—	10,127
Total C&I	286,915	103,671	84,136	66,276	68,551	136,771	104,595	1,530	852,445
Residential Real Estate:
Residential real estate:
Current	227,967	321,681	205,996	201,423	160,586	378,071	—	—	1,495,724
Past Due	—	510	631	2,139	111	9,108	—	—	12,499
Total residential real estate	227,967	322,191	206,627	203,562	160,697	387,179	—	—	1,508,223
Consumer:
Home equity:
Current	6,958	8,591	5,204	2,108	1,375	5,026	234,470	12,267	275,999
Past Due	—	—	—	176	—	13	497	947	1,633
Total home equity	6,958	8,591	5,204	2,284	1,375	5,039	234,967	13,214	277,632
Other:
Current	1,132	2,645	1,842	2,113	742	9,434	327	2	18,237
Past Due	8	—	—	11	87	—	—	—	106
Total other	1,140	2,645	1,842	2,124	829	9,434	327	2	18,343
Total Loans	$727,908	$814,040	$636,607	$532,918	$381,767	$825,427	$351,806	$17,168	$4,287,641

Consistent with industry practice, Washington Trust may renew commercial loans at or immediately prior to their maturity. Renewals subject to full credit evaluation before being granted are reported as current period originations in the table above.

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

The Corporation has made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately in other assets in the Unaudited Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate of credit losses. Accrued interest receivable on loans totaled $9.2 million and $11.0 million, respectively, as of June 30, 2020 and December 31, 2019.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate (including commercial construction), commercial and industrial (including PPP loans), residential real estate (including homeowner construction), home equity and other consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, loans classified as TDRs and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

For loans that are individually analyzed, the ACL is measured using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is to be provided substantially through the operation of the collateral, such as accruing TDRs, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

For pooled loans, the Corporation utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewal and modifications, unless 1) the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Corporation, or 2) management reasonably expects at the reporting date that a TDR will be executed with an individual borrower. The methodology incorporates the probability of default and loss given default, which are identified by default triggers such as past due by 90 or more days, whether a charge-off has occurred, the loan has been placed on nonaccrual status, the loan has been modified in a TDR or the loan is risk-rated as special mention or classified. The probability of default for the life of the loan is determined by the use of an econometric factor. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. Utilizing a third party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s loan review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks.

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. While significant deterioration in the economic forecast due to the COVID-19 pandemic was estimated in the ACL on loans, continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the ACL. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the ACL on loans for the three months ended June 30, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$19,736	$10,331	$30,067	$7,729	$1,435	$434	$1,869	$39,665
Charge-offs	(19)	(289)	(308)	—	(1)	(17)	(18)	(326)
Recoveries	—	5	5	—	6	7	13	18
Provision	566	1,231	1,797	324	(46)	9	(37)	2,084
Ending Balance	$20,283	$11,278	$31,561	$8,053	$1,394	$433	$1,827	$41,441

The following table presents the activity in the ACL on loans for the six months ended June 30, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014
Adoption of Topic 326 (1)	3,405	3,029	6,434	221	(106)	(48)	(154)	6,501
Charge-offs	(172)	(583)	(755)	—	(174)	(32)	(206)	(961)
Recoveries	—	9	9	—	7	14	21	30
Provision	2,309	4,902	7,211	1,217	277	152	429	8,857
Ending Balance	$20,283	$11,278	$31,561	$8,053	$1,394	$433	$1,827	$41,441

(1)	Adoption of the CECL accounting standard effective January 1, 2020.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology as of December 31, 2019:

(Dollars in thousands)	Loans	Related Allowance
Loans Individually Analyzed for Credit Losses
Commercial:
Commercial real estate	$603	$—
Commercial & industrial	657	580
Total commercial	1,260	580
Residential Real Estate:
Residential real estate	14,654	95
Consumer:
Home equity	1,763	291
Other	106	2
Total consumer	1,869	293
Subtotal	17,783	968
Loans Collectively Evaluated for Credit Losses
Commercial:
Commercial real estate	1,546,969	14,741
Commercial & industrial	584,632	3,341
Total commercial	2,131,601	18,082
Residential Real Estate:
Residential real estate	1,434,436	6,520
Consumer:
Home equity	289,111	1,099
Other	20,068	345
Total consumer	309,179	1,444
Subtotal	3,875,216	26,046
Total	$3,892,999	$27,014

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 7 - Borrowings
Advances payable to the FHLB amounted to $1.0 billion and $1.1 billion, respectively, at June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Bank had access to a $40.0 million unused line of credit and also had remaining available borrowing capacity of $647.9 million and $535.0 million, respectively, with the FHLB. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of June 30, 2020:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2020 to December 31, 2020	$759,621	1.17%
2021	155,222	1.48
2022	813	5.12
2023	5,238	3.80
2024	40,900	2.51
2025 and thereafter	43,257	3.29
Balance at June 30, 2020	$1,005,051	1.38%

In June 2020, Washington Trust began participating in the FRB’s Paycheck Protection Program Liquidity Facility ("PPPLF"). PPPLF extends credit to depository institutions at a fixed interest rate of 0.35%. Only PPP loans can be pledged as collateral to access the facility. The maturity date of the PPPLF borrowings matches the maturity date of the pledged PPP loans. As of June 30, 2020, PPPLF borrowings amounted to $38.9 million and have a scheduled maturity in April 2022. PPP loans totaling $38.9 million were pledged as collateral to the FRB as of June 30, 2020.

Note 8 - Shareholders' Equity
2019 Stock Repurchase Program
The Corporation’s 2019 Stock Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2019 Stock Repurchase Program expires on October 31, 2020 and may be modified, suspended, or discontinued at any time.  As of June 30, 2020, 124,863 shares have been repurchased under the 2019 Stock Repurchase Program, totaling $4.3 million, at an average price of $34.61. Due to the economic uncertainty resulting from the COVID-19 pandemic, Washington Trust suspended its 2019 Stock Repurchase Program effective March 25, 2020.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Regulatory Capital Requirements
Capital levels at June 30, 2020 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$515,264	12.78%	$322,590	8.00%	N/A	N/A
Bank	504,621	12.52	322,556	8.00	$403,195	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	481,728	11.95	241,942	6.00	N/A	N/A
Bank	471,085	11.68	241,917	6.00	322,556	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	459,729	11.40	181,457	4.50	N/A	N/A
Bank	471,085	11.68	181,438	4.50	262,076	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	481,728	8.42	228,756	4.00	N/A	N/A
Bank	471,085	8.24	228,672	4.00	285,839	5.00

December 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	494,603	12.94	305,728	8.00	N/A	N/A
Bank	490,993	12.85	305,693	8.00	382,116	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	467,296	12.23	229,296	6.00	N/A	N/A
Bank	463,686	12.13	229,270	6.00	305,693	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	445,298	11.65	171,972	4.50	N/A	N/A
Bank	463,686	12.13	171,952	4.50	248,375	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	467,296	9.04	206,682	4.00	N/A	N/A
Bank	463,686	8.98	206,596	4.00	258,245	5.00

(1)	Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at June 30, 2020 and December 31, 2019.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both June 30, 2020 and December 31, 2019, $22.0 million in trust preferred securities were included in the Tier 1 Capital of the Corporation for regulatory capital reporting purposes pursuant to the FRB’s capital adequacy guidelines.

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

Cash Flow Hedging Instruments
As of June 30, 2020 and December 31, 2019, the Corporation had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Corporation obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in November and December of 2020.

As of June 30, 2020 and December 31, 2019, the Corporation had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of June 30, 2020, the Corporation had one interest rate floor contract, compared to three interest rate floor contracts as of December 31, 2019. The total notional amount of the interest rate floor contracts were $100.0 million and $300.0 million, respectively, as of June 30, 2020 and December 31, 2019. These contracts were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Corporation obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. During the six months ended June 30, 2020, two interest rate floor contracts matured. The remaining floor matures in September of 2020.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When the Corporation enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  The Corporation retains the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of June 30, 2020 and December 31, 2019, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $958.6 million and $813.5 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of June 30, 2020, the notional amounts of risk participation-out agreements and risk participation-in agreements were $60.7 million and $93.1 million, respectively, compared to $61.2 million and $72.9 million, respectively, as of December 31, 2019.

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

As of June 30, 2020, the notional amounts of interest rate lock commitments and forward sale commitments were $203.5 million and $291.7 million, respectively, compared to $51.4 million and $94.8 million, respectively, as of December 31, 2019.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2020	Dec 31, 2019	Balance Sheet Location	Jun 30, 2020	Dec 31, 2019
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swaps	Other assets	—	—	Other liabilities	2,503	730
Interest rate floors	Other assets	212	3	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	90,122	27,736	Other liabilities	1	358
Mirror swaps with counterparties	Other assets	—	351	Other liabilities	90,534	27,819
Risk participation agreements	Other assets	27	1	Other liabilities	3	1
Mortgage loan commitments:
Interest rate lock commitments	Other assets	8,381	1,097	Other liabilities	—	—
Forward sale commitments	Other assets	9	30	Other liabilities	2,545	827
Gross amounts		98,751	29,218		95,586	29,735
Less amounts offset in Consolidated Balance Sheets (1)		212	354		212	354
Net amounts presented in Consolidated Balance Sheets		98,539	28,864		95,374	29,381
Less collateral pledged (2)		—	—		54,041	27,105
Net amounts		$98,539	$28,864		$41,333	$2,276

(1)	Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.

(2)
Collateral pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The following tables present the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
	Three Months		Six Months
Periods ended June 30,	2020	2019	2020	2019
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$24	$14	$46	$14
Interest rate swaps	1	(765)	(1,323)	(1,231)
Interest rate floors	(17)	129	235	153
Total	$8	($622)	($1,042)	($1,064)

For derivatives designated as cash flow hedging instruments, see Note 15 for additional disclosure pertaining to the amounts and location of reclassifications from accumulated other comprehensive income into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months		Six Months
Periods ended June 30,	Statement of Income Location	2020	2019	2020	2019
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	$7,960	$16,974	$66,491	$27,284
Mirror swaps with counterparties	Loan related derivative income	(7,964)	(16,246)	(64,154)	(25,850)
Risk participation agreements	Loan related derivative income	103	—	217	—
Foreign exchange contracts	Loan related derivative income	—	18	—	36
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	3,548	610	7,284	1,295
Forward sale commitments	Mortgage banking revenues	(2,356)	(1,439)	(5,990)	(1,868)
Total		$1,291	($83)	$3,848	$897

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Aggregate fair value	$43,997	$27,833
Aggregate principal balance	42,296	27,168
Difference between fair value and principal balance	$1,701	$665

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to increases of $149 thousand and $1.0 million, respectively, in the three and six months ended June 30, 2020, compared to increases of

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

$679 thousand and $544 thousand, respectively, in the three and six months ended June 30, 2019. These amounts were partially offset in earnings by the changes in fair value of forward sale commitments used to economically hedge them. The changes in fair value are reported as a component of mortgage banking revenues in the Unaudited Consolidated Statements of Income.

There were no mortgage loans held for sale 90 days or more past due as of June 30, 2020 and December 31, 2019.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at June 30, 2020 and December 31, 2019.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at June 30, 2020 and December 31, 2019.

Mortgage Loans Held for Sale
The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Collateral Dependent Individually Analyzed / Impaired Loans
The fair value of collateral dependent loans that are individually analyzed or were previously deemed impaired is determined based upon the appraised fair value of the underlying collateral. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. For collateral dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is to be provided substantially through the operation of the collateral, such as accruing TDRs, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the collateral. Internal valuations may be utilized to determine the fair value of other business assets. Collateral dependent individually analyzed / impaired loans are categorized as Level 3.

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

Derivatives
Interest rate cap, swap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Corporation has assessed the significance of the impact of the credit

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$156,638	$—	$156,638	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	761,056	—	761,056	—
Individual name issuer trust preferred debt securities	11,729	—	11,729	—
Corporate bonds	9,023	—	9,023	—
Mortgage loans held for sale	43,997	—	43,997	—
Derivative assets	98,539	—	98,539	—
Total assets at fair value on a recurring basis	$1,080,982	$—	$1,080,982	$—
Liabilities:
Derivative liabilities	$95,374	$—	$95,374	$—
Total liabilities at fair value on a recurring basis	$95,374	$—	$95,374	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$157,648	$—	$157,648	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	719,080	—	719,080	—
Individual name issuer trust preferred debt securities	12,579	—	12,579	—
Corporate bonds	10,183	—	10,183	—
Mortgage loans held for sale	27,833	—	27,833	—
Derivative assets	28,864	—	28,864	—
Total assets at fair value on a recurring basis	$956,187	$—	$956,187	$—
Liabilities:
Derivative liabilities	$29,381	$—	$29,381	$—
Total liabilities at fair value on a recurring basis	$29,381	$—	$29,381	$—

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at June 30, 2020, which were written down to fair value during the six months ended June 30, 2020:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed CRE loan	$431	$—	$—	$431
Total assets at fair value on a nonrecurring basis	$431	$—	$—	$431

The ACL on all collateral dependent individually analyzed loans amounted to $233 thousand at June 30, 2020.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
June 30, 2020
Collateral dependent individually analyzed CRE loan	$431	Appraisals of collateral	Discount for costs to sell	0% - 20% (12%)
			Appraisal adjustments (1)	0% - 100% (43%)

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2019
Collateral dependent impaired loans	$1,448	Appraisals of collateral	Discount for costs to sell	0% - 20% (5%)
			Appraisal adjustments (1)	0% - 100% (67%)
Property acquired through foreclosure or repossession	$1,109	Appraisals of collateral	Discount for costs to sell	12%
			Appraisal adjustments (1)	22%

(1)	Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

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

(Dollars in thousands)
June 30, 2020	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,246,200	$4,249,310	$—	$—	$4,249,310

Financial Liabilities:
Time deposits	$1,257,382	$1,267,644	$—	$1,267,644	$—
FHLB advances	1,005,051	1,017,218	—	1,017,218	—
Junior subordinated debentures	22,681	18,077	—	18,077	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2019	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for loan losses	$3,865,985	$3,869,192	$—	$—	$3,869,192

Financial Liabilities:
Time deposits	$1,069,323	$1,082,830	$—	$1,082,830	$—
FHLB advances	1,141,464	1,145,242	—	1,145,242	—
Junior subordinated debentures	22,681	19,628	—	19,628	—

Note 11 - Revenue from Contracts with Customers
The following tables summarize total revenues as presented in the Unaudited Consolidated Statements of Income and the related amounts that are from contracts with customers within the scope of Topic 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of Topic 606.

For the three months ended June 30,	2020		2019
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$30,945	$—	$33,858	$—
Noninterest income:
Asset-based wealth management revenues	8,156	8,156	9,141	9,141
Transaction-based wealth management revenues	449	449	408	408
Total wealth management revenues	8,605	8,605	9,549	9,549
Mortgage banking revenues	14,851	—	3,640	—
Card interchange fees	1,031	1,031	1,018	1,018
Service charges on deposit accounts	517	517	929	929
Loan related derivative income	99	—	746	—
Income from bank-owned life insurance	791	—	566	—
Net realized losses on securities	—	—	(80)	—
Other income	426	288	385	371
Total noninterest income	26,320	10,441	16,753	11,867
Total revenues	$57,265	$10,441	$50,611	$11,867

(1)	As reported in the Consolidated Statements of Income.

(2)	Revenue from contracts with customers in scope of ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

For the six months ended June 30,	2020		2019
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$63,547	$—	$68,442	$—
Noninterest income:
Asset-based wealth management revenues	16,511	16,511	18,062	18,062
Transaction-based wealth management revenues	783	783	739	739
Total wealth management revenues	17,294	17,294	18,801	18,801
Mortgage banking revenues	20,947	—	6,286	—
Card interchange fees	1,978	1,978	2,015	2,015
Service charges on deposit accounts	1,377	1,377	1,804	1,804
Loan related derivative income	2,554	—	1,470	—
Income from bank-owned life insurance	1,355	—	1,215	—
Net realized losses on securities	—	—	(80)	—
Other income	742	535	609	595
Total noninterest income	46,247	21,184	32,120	23,215
Total revenues	$109,794	$21,184	$100,562	$23,215

(1)	As reported in the Consolidated Statements of Income.

(2)	Revenue from contracts with customers in scope of ASC 606.

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

The Corporation recognizes revenue over a period of time, generally monthly, as services are performed and performance obligations are satisfied. Such revenue includes wealth management revenues and service charges on deposit accounts. Wealth management revenues are categorized as either asset-based revenues or transaction-based revenues. Asset-based revenues include trust and investment management fees that are earned based upon a percentage of asset values under administration. Transaction-based revenues include financial planning fees, tax preparation fees, commissions and other service fees. Fee revenue from service charges on deposit accounts represent service charges assessed to customers who hold deposit accounts at the Bank.

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2020	2019	2020	2019
Revenue recognized at a point in time:
Card interchange fees	$1,031	$1,018	$1,978	$2,015
Service charges on deposit accounts	374	719	1,041	1,381
Other income	254	324	454	503
Revenue recognized over time:
Wealth management revenues	8,605	9,549	17,294	18,801
Service charges on deposit accounts	143	210	336	423
Other income	34	47	81	92
Total revenues from contracts in scope of Topic 606	$10,441	$11,867	$21,184	$23,215

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $4.2 million at June 30, 2020, compared to $4.5 million at December 31, 2019 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under Topic 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both June 30, 2020 and December 31, 2019 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in-scope of Topic 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $1.0 million at June 30, 2020, compared to $905 thousand at December 31, 2019 and were included in other assets in the Unaudited Consolidated Balance Sheets.

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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Six Months		Three Months		Six Months
Periods ended June 30,	2020	2019	2020	2019	2020	2019	2020	2019
Net Periodic Benefit Cost:
Service cost (1)	$541	$509	$1,082	$1,018	$42	$32	$85	$63
Interest cost (2)	627	742	1,253	1,484	117	141	233	282
Expected return on plan assets (2)	(1,134)	(1,123)	(2,269)	(2,247)	—	—	—	—
Amortization of prior service credit (2)	—	(4)	—	(8)	—	—	—	—
Recognized net actuarial loss (2)	395	198	791	396	140	101	280	203
Net periodic benefit cost	$429	$322	$857	$643	$299	$274	$598	$548

(1)	Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

(2)	Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the six months ended June 30,	2020	2019	2020	2019
Measurement date	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018
Equivalent single discount rate for benefit obligations	3.42%	4.38%	3.30%	4.28%
Equivalent single discount rate for service cost	3.54	4.44	3.62	4.48
Equivalent single discount rate for interest cost	3.07	4.12	2.93	3.98
Expected long-term return on plan assets	5.75	5.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 13 - Share-Based Compensation Arrangements
During the six months ended June 30, 2020, the Corporation granted performance share unit awards and nonvested share unit awards.

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

The Corporation granted to certain key employees and non-executive directors 11,765 nonvested share units, with 3-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $39.56.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (expense)	$32,580	$27,867	($26)	($120)	($1,609)	$6,111	$30,945	$33,858
Provision for credit losses	2,200	525	—	—	—	—	2,200	525
Net interest income (expense) after provision for credit losses	30,380	27,342	(26)	(120)	(1,609)	6,111	28,745	33,333
Noninterest income	16,910	6,690	8,605	9,557	805	506	26,320	16,753
Noninterest expenses:
Depreciation and amortization expense	611	672	354	363	39	39	1,004	1,074
Other noninterest expenses	17,615	16,660	6,225	6,937	3,634	3,480	27,474	27,077
Total noninterest expenses	18,226	17,332	6,579	7,300	3,673	3,519	28,478	28,151
Income (loss) before income taxes	29,064	16,700	2,000	2,137	(4,477)	3,098	26,587	21,935
Income tax expense (benefit)	6,177	3,603	457	582	(1,087)	477	5,547	4,662
Net income (loss)	$22,887	$13,097	$1,543	$1,555	($3,390)	$2,621	$21,040	$17,273

Total assets at period end	$4,579,720	$3,916,915	$74,803	$77,757	$1,222,437	$1,195,000	$5,876,960	$5,189,672
Expenditures for long-lived assets	261	297	13	—	23	19	297	316

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (expense)	$61,590	$55,169	($93)	($247)	$2,050	$13,520	$63,547	$68,442
Provision for credit losses	9,236	1,175	—	—	—	—	9,236	1,175
Net interest income (expense) after provision for loan losses	52,354	53,994	(93)	(247)	2,050	13,520	54,311	67,267
Noninterest income	27,575	12,146	17,294	18,808	1,378	1,166	46,247	32,120
Noninterest expenses:
Depreciation and amortization expense	1,231	1,342	708	729	78	79	2,017	2,150
Other noninterest expenses	36,298	32,421	13,230	13,414	7,386	7,130	56,914	52,965
Total noninterest expenses	37,529	33,763	13,938	14,143	7,464	7,209	58,931	55,115
Income (loss) before income taxes	42,400	32,377	3,263	4,418	(4,036)	7,477	41,627	44,272
Income tax expense (benefit)	8,941	7,024	813	1,199	(1,068)	1,281	8,686	9,504
Net income (loss)	$33,459	$25,353	$2,450	$3,219	($2,968)	$6,196	$32,941	$34,768

Total assets at period end	$4,579,720	$3,916,915	$74,803	$77,757	$1,222,437	$1,195,000	$5,876,960	$5,189,672
Expenditures for long-lived assets	787	1,597	66	292	72	82	925	1,971

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 15 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended June 30,	2020			2019
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	($2,364)	($556)	($1,808)	$7,807	$1,835	$5,972
Net losses on debt securities reclassified into earnings (1)	—	—	—	80	19	61
Net change in fair value of available for sale debt securities	(2,364)	(556)	(1,808)	7,887	1,854	6,033
Cash flow hedges:
Change in fair value of cash flow hedges	(293)	(69)	(224)	(824)	(194)	(630)
Net cash flow hedge gains reclassified into earnings (2)	305	73	232	10	2	8
Net change in fair value of cash flow hedges	12	4	8	(814)	(192)	(622)
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	535	126	409	300	71	229
Amortization of net prior service credits (3)	—	—	—	(4)	(1)	(3)
Net change in defined benefit plan obligations	535	126	409	296	70	226
Total other comprehensive (loss) income	($1,817)	($426)	($1,391)	$7,369	$1,732	$5,637

(1)	The pre-tax amount is reported in net realized losses on securities in the Unaudited Consolidated Statements of Income.

(2)
The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(3)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Six months ended June 30,	2020			2019
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$14,376	$3,378	$10,998	$22,213	$5,220	$16,993
Net losses on debt securities reclassified into earnings (1)	—	—	—	80	19	61
Net change in fair value of available for sale debt securities	14,376	3,378	10,998	22,293	5,239	17,054
Cash flow hedges:
Change in fair value of cash flow hedges	(1,848)	(434)	(1,414)	(1,370)	(322)	(1,048)
Net cash flow hedge gains (losses) reclassified into earnings (2)	485	113	372	(21)	(5)	(16)
Net change in fair value of cash flow hedges	(1,363)	(321)	(1,042)	(1,391)	(327)	(1,064)
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	1,071	252	819	600	141	459
Amortization of net prior service credits (3)	—	—	—	(8)	(2)	(6)
Net change in defined benefit plan obligations	1,071	252	819	592	139	453
Total other comprehensive income	$14,084	$3,309	$10,775	$21,494	$5,051	$16,443

(1)	The pre-tax amount is reported in net realized losses on securities in the Unaudited Consolidated Statements of Income.

(2)
The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.

(3)	The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended June 30, 2020
Balance at March 31, 2020	$16,032	($1,843)	($13,260)	$929
Other comprehensive loss before reclassifications	(1,808)	(224)	—	(2,032)
Amounts reclassified from accumulated other comprehensive income	—	232	409	641
Net other comprehensive (loss) income	(1,808)	8	409	(1,391)
Balance at June 30, 2020	$14,224	($1,835)	($12,851)	($462)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the six months ended June 30, 2020
Balance at December 31, 2019	$3,226	($793)	($13,670)	($11,237)
Other comprehensive income (loss) before reclassifications	10,998	(1,414)	—	9,584
Amounts reclassified from accumulated other comprehensive income	—	372	819	1,191
Net other comprehensive income (loss)	10,998	(1,042)	819	10,775
Balance at June 30, 2020	$14,224	($1,835)	($12,851)	($462)

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended June 30, 2019
Balance at March 31, 2019	($5,741)	($251)	($11,511)	($17,503)
Other comprehensive income (loss) before reclassifications	5,972	(630)	—	5,342
Amounts reclassified from accumulated other comprehensive income	61	8	226	295
Net other comprehensive income (loss)	6,033	(622)	226	5,637
Balance at June 30, 2019	$292	($873)	($11,285)	($11,866)

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the six months ended June 30, 2019
Balance at December 31, 2018	($16,762)	$191	($11,738)	($28,309)
Other comprehensive income (loss) before reclassifications	16,993	(1,048)	—	15,945
Amounts reclassified from accumulated other comprehensive income	61	(16)	453	498
Net other comprehensive income (loss)	17,054	(1,064)	453	16,443
Balance at June 30, 2019	$292	($873)	($11,285)	($11,866)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 16 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2020	2019	2020	2019
Earnings per common share - basic:
Net income	$21,040	$17,273	$32,941	$34,768
Less dividends and undistributed earnings allocated to participating securities	(40)	(35)	(72)	(69)
Net income available to common shareholders	$21,000	$17,238	$32,869	$34,699
Weighted average common shares	17,257	17,330	17,301	17,317
Earnings per common share - basic	$1.22	$0.99	$1.90	$2.00
Earnings per common share - diluted:
Net income	$21,040	$17,273	$32,941	$34,768
Less dividends and undistributed earnings allocated to participating securities	(40)	(35)	(72)	(69)
Net income available to common shareholders	$21,000	$17,238	$32,869	$34,699
Weighted average common shares	17,257	17,330	17,301	17,317
Dilutive effect of common stock equivalents	35	75	76	86
Weighted average diluted common shares	17,292	17,405	17,377	17,403
Earnings per common share - diluted	$1.21	$0.99	$1.89	$1.99

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 256,721 and 220,305, respectively for the three and six months ended June 30, 2020, compared to 87,950 and 87,863, respectively, for the same periods in 2019.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Note 17 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $973 thousand and $1.9 million respectively, for the three and six months ended June 30, 2020, compared to $940 thousand and $1.9 million, respectively, for the same periods in 2019. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents information regarding Corporation’s operating leases:

	Jun 30, 2020	Dec 31, 2019
Weighted average discount rate	3.56%	3.67%
Operating leases not yet commenced	—	1
Range of lease expiration dates	1 year - 21 years	4 months - 21 years
Range of lease renewal options	1 year - 5 years	1 year - 5 years
Weighted average remaining lease term	13.3 years	14.0 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at June 30, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)
July 1, 2020 to December 31, 2020	$3,718
2021	3,499
2022	3,493
2023	3,356
2024	2,921
2025 and thereafter	20,567
Total operating lease payments (1)	37,554
Less interest	8,429
Present value of operating lease liabilities (2)	$29,125

(1)	Includes $2.6 million related to options to extend lease terms that are reasonably certain of being exercised.

(2)	Includes short-term operating lease liabilities of $2.7 million.

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2020	2019	2020	2019
Lease Expense:
Operating lease expense	$959	$928	$1,909	$1,856
Variable lease expense	14	12	28	23
Total lease expense (1)	$973	$940	$1,937	$1,879
Cash Paid:
Cash paid reducing operating lease liabilities	$942	$831	$1,875	$1,751

(1)	Included in net occupancy expenses in the Unaudited Consolidated Income Statement.

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

The ACL on unfunded commitments is management’s estimate of expected credit losses over the expected contractual term (or life) in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. Unfunded commitments for home equity lines of credit and commercial demand loans are considered unconditionally cancellable for regulatory capital purposes and, therefore, are excluded from the calculation to estimate the ACL on unfunded commitments. For each portfolio, estimated loss rates and funding factors are applied to the corresponding balance of unfunded commitments. For each portfolio, the estimated loss rates applied to unfunded commitments are the same quantitative and qualitative loss rates applied to the corresponding on-balance sheet amounts in determining the ACL on loans. The estimated funding factor applied to unfunded commitments represents the likelihood that the funding will occur and is based upon the Corporation’s average historical utilization rate for each portfolio.

The ACL on unfunded commitments is included in other liabilities in the Unaudited Consolidated Balance Sheets. The ACL on unfunded commitments is adjusted through a provision for credit losses recognized in the Unaudited Consolidated Statements of Income.

Financial Instruments with Off-Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, forward loan commitments, loan related derivative contracts and interest rate risk management contracts.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Unaudited Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $10.1 million and $13.7 million, respectively, as of June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and six months ended June 30, 2020 and 2019.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Jun 30, 2020	Dec 31, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$457,035	$471,338
Home equity lines	311,474	295,687
Other loans	100,549	88,613
Standby letters of credit	10,101	13,710
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	203,522	51,439
Forward sale commitments	291,690	94,829
Loan related derivative contracts:
Interest rate swaps with customers	958,628	813,458
Mirror swaps with counterparties	958,628	813,458
Risk participation-in agreements	93,146	72,866
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

See Note 9 for additional disclosure pertaining to derivative financial instruments.

The ACL on unfunded commitments amounted to $2.2 million at June 30, 2020, compared to $293 thousand at December 31, 2019.

The activity in the ACL on unfunded commitments for the three months ended June 30, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,132	$847	$1,979	$42	$—	$18	$18	$2,039
Provision	(245)	360	115	—	—	1	1	116
Ending Balance	$887	$1,207	$2,094	$42	$—	$19	$19	$2,155

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The activity in the ACL on unfunded commitments for the six months ended June 30, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$136	$144	$280	$6	$—	$7	$7	$293
Adoption of Topic 326 (1)	817	626	1,443	34	—	6	6	1,483
Provision	(66)	437	371	2	—	6	6	379
Ending Balance	$887	$1,207	$2,094	$42	$—	$19	$19	$2,155

(1)	Adoption of the CECL accounting standard effective January 1, 2020.

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

Management's Discussion and Analysis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the full-year ended December 31, 2020 or any future period.

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

Some of the factors that might cause these differences include the following: the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in local, regional, national or international economic conditions or conditions affecting the banking or financial services industries, financial capital markets and the customers and communities we serve; changes in consumer behavior due to changing political, business and economic conditions, including increased unemployment, or legislative or regulatory initiatives; the possibility that future credits losses are higher than currently expected due to changes in economic assumptions or adverse economic developments; volatility in national and international financial markets; reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value or outflows of wealth management assets under administration; decreases in the value of securities and other assets; reductions in loan demand; changes in loan collectibility, increases in defaults and charge-off rates; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; reputational risk relating to our participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the Corporation’s consolidated financial statements are considered critical accounting policies. As of June 30, 2020 management considers the following to be its critical accounting policies: the determination of allowance for credit losses on loans, the valuation of goodwill and identifiable intangible assets, and accounting for defined benefit pension plans.

See our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a description of the Corporation’s critical accounting policies for the valuation of goodwill and identifiable intangible assets and accounting for defined benefit pension plans. Given the composition and nature of the Corporation’s investment security portfolio, management no longer considers the assessment of investment securities for impairment as a critical accounting policy.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate (including commercial construction), commercial and industrial (including PPP loans), residential real estate (including homeowner construction), home equity and other consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, loans classified as TDRs and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

For loans that are individually analyzed, the ACL is measured using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is to be provided substantially through the operation of the collateral, such as accruing TDRs, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

For pooled loans, the Corporation utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewal and modifications, unless 1) the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Corporation, or 2) management reasonably expects at the reporting date that a TDR will be executed with an individual borrower. The methodology incorporates the probability of default and loss given default, which are identified by default triggers such as past due by 90 or more days, whether a charge-off has occurred, the loan has been placed on nonaccrual status, the loan has been modified in a TDR or the loan is risk-rated as special mention or classified. The probability of default for the life of the loan is determined by the use of an econometric factor. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. Utilizing a third party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s loan review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks.

Management's Discussion and Analysis

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. While significant deterioration in the economic forecast due to the COVID-19 pandemic was estimated in the ACL on loans, continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the ACL. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

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

The COVID-19 pandemic has caused an unprecedented disruption to the economy and the communities we serve. In response, we are committed to working with and supporting our customers experiencing financial difficulty due to the COVID-19 pandemic, including loan payment deferrals and participation in the SBA’s PPP. In addition, in the first quarter of 2020, we implemented our business continuity and pandemic plans, which included remote working arrangements for the majority of our workforce, closing our branches and offering drive-through banking or special banking services by appointment only, and promoting social distancing. In July 2020, we reopened our branch lobbies to customers while adhering to social distancing guidelines. Remote working arrangements continue for a significant portion of our workforce.

On March 27, 2020, the CARES Act was enacted to address the economic effects of the COVID-19 pandemic. The CARES Act initially appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. As of June 30, 2020, there were 1,690 PPP loans totaling $212.2 million included in the commercial and industrial loan portfolio. PPP loans are fully guaranteed by the U.S. government, have either a two-year or five-year term and earn interest at a rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In conjunction with the PPP, the FRB has created the PPPLF, a lending facility for qualified financial institutions. Only loans issued under the PPP can be pledged as collateral to access the facility. The PPPLF extends credit to depository institutions at a fixed interest rate of 0.35% with maturity terms matching the maturity date of the pledged PPP loans. In June 2020, Washington Trust began participating in PPPLF and as of June 30, 2020, PPPLF borrowings amounted to $38.9 million.

The CARES Act also provided TDR accounting relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the National Emergency, a financial institution may elect to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, including impairment accounting. This TDR relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable. Washington Trust has made this election. As of June 30, 2020, we have executed 583 short-term deferments on loan balances of $652 million, which represented

Management's Discussion and Analysis

15% of total loan balances as of June 30, 2020. Eligible short-term deferments are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

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

Credit risk represents the possibility that borrowers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability and willingness of such borrowers or counterparties to meet their obligations. In some cases, the collateral securing payment of the loans may be sufficient to assure repayment, but in other cases the Corporation may experience significant credit losses which could have an adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. Credit risk also exists with respect to investment securities. For further discussion regarding the credit risk and the credit quality of the Corporation’s loan portfolio, see Note 5 and Note 6 to the Unaudited Consolidated Financial Statements. For further discussion regarding credit risk associated with unfunded commitments, see Note 18 to the Unaudited Consolidated Financial Statements. For further discussion regarding the Corporation’s securities portfolio, see Note 4 to the Unaudited Consolidated Financial Statements.

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

Management's Discussion and Analysis

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

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
For the periods ended June 30,	2020	2019	$	%	2020	2019	$	%
Net interest income	$30,945	$33,858	($2,913)	(9%)	$63,547	$68,442	($4,895)	(7%)
Noninterest income	26,320	16,753	9,567	57	46,247	32,120	14,127	44
Total revenues	57,265	50,611	6,654	13	109,794	100,562	9,232	9
Provision for credit losses	2,200	525	1,675	319	9,236	1,175	8,061	686
Noninterest expense	28,478	28,151	327	1	58,931	55,115	3,816	7
Income before income taxes	26,587	21,935	4,652	21	41,627	44,272	(2,645)	(6)
Income tax expense	5,547	4,662	885	19	8,686	9,504	(818)	(9)
Net income	$21,040	$17,273	$3,767	22%	$32,941	$34,768	($1,827)	(5%)

The following table presents a summary of performance metrics and ratios:

	Three Months		Six Months
For the periods ended June 30,	2020	2019	2020	2019
Diluted earnings per common share	$1.21	$0.99	$1.89	$1.99
Return on average assets (net income divided by average assets)	1.46%	1.34%	1.18%	1.37%
Return on average equity (net income available for common shareholders divided by average equity)	16.51%	14.58%	13.03%	15.04%
Net interest income as a percentage of total revenues	54%	67%	58%	68%
Noninterest income as a percentage of total revenues	46%	33%	42%	32%

Net income totaled $21.0 million and $32.9 million, respectively, for the three and six months ended June 30, 2020, compared to $17.3 million and $34.8 million, respectively, for the same periods in 2019.

Net interest income in 2020 was negatively impacted by the decline in market interest rates, as interest-earning asset yields declined faster than the downward repricing of interest-bearing liabilities. However, the decline in market interest rates also spurred mortgage origination and sales activity, resulting in strong mortgage banking results in 2020. Our 2020 results also reflected an increase in provision for credit losses due to the impact of the COVID-19 pandemic under the CECL accounting methodology.

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

Three months ended June 30,	2020			2019			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$187,306	$36	0.08	$72,976	$399	2.19	$114,330	($363)	(2.11)
Mortgage loans held for sale	53,443	440	3.31	28,532	288	4.05	24,911	152	(0.74)
Taxable debt securities	904,792	5,477	2.43	996,590	7,006	2.82	(91,798)	(1,529)	(0.39)
Nontaxable debt securities	—	—	—	805	11	5.48	(805)	(11)	(5.48)
Total securities	904,792	5,477	2.43	997,395	7,017	2.82	(92,603)	(1,540)	(0.39)
FHLB stock	51,967	654	5.06	49,574	720	5.83	2,393	(66)	(0.77)
Commercial real estate	1,635,431	12,580	3.09	1,468,382	17,509	4.78	167,049	(4,929)	(1.69)
Commercial & industrial	791,672	6,739	3.42	606,835	7,482	4.95	184,837	(743)	(1.53)
Total commercial	2,427,103	19,319	3.20	2,075,217	24,991	4.83	351,886	(5,672)	(1.63)
Residential real estate	1,497,665	14,330	3.85	1,350,865	13,606	4.04	146,800	724	(0.19)
Home equity	282,470	2,382	3.39	284,195	3,579	5.05	(1,725)	(1,197)	(1.66)
Other	18,956	229	4.86	24,189	292	4.84	(5,233)	(63)	0.02
Total consumer	301,426	2,611	3.48	308,384	3,871	5.03	(6,958)	(1,260)	(1.55)
Total loans	4,226,194	36,260	3.45	3,734,466	42,468	4.56	491,728	(6,208)	(1.11)
Total interest-earning assets	5,423,702	42,867	3.18	4,882,943	50,892	4.18	540,759	(8,025)	(1.00)
Noninterest-earning assets	365,990			288,619			77,371
Total assets	$5,789,692			$5,171,562			$618,130
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$162,388	$142	0.35	$129,334	$624	1.94	$33,054	($482)	(1.59)
NOW accounts	570,739	84	0.06	462,217	75	0.07	108,522	9	(0.01)
Money market accounts	821,063	1,370	0.67	659,021	1,831	1.11	162,042	(461)	(0.44)
Savings accounts	403,286	67	0.07	366,449	71	0.08	36,837	(4)	(0.01)
Time deposits (in-market)	746,750	3,507	1.89	796,606	3,992	2.01	(49,856)	(485)	(0.12)
Total interest-bearing in-market deposits	2,704,226	5,170	0.77	2,413,627	6,593	1.10	290,599	(1,423)	(0.33)
Wholesale brokered time deposits	559,822	1,942	1.40	507,376	2,876	2.27	52,446	(934)	(0.87)
Total interest-bearing deposits	3,264,048	7,112	0.88	2,921,003	9,469	1.30	343,045	(2,357)	(0.42)
FHLB advances	1,068,034	4,382	1.65	1,050,660	6,980	2.66	17,374	(2,598)	(1.01)
Junior subordinated debentures	22,681	171	3.03	22,681	252	4.46	—	(81)	(1.43)
Other borrowings	2,565	2	0.31	—	—	—	2,565	2	0.31
Total interest-bearing liabilities	4,357,328	11,667	1.08	3,994,344	16,701	1.68	362,984	(5,034)	(0.60)
Noninterest-bearing demand deposits	745,050			608,099			136,951
Other liabilities	175,563			94,766			80,797
Shareholders’ equity	511,751			474,353			37,398
Total liabilities and shareholders’ equity	$5,789,692			$5,171,562			$618,130
Net interest income (FTE)		$31,200			$34,191			($2,991)
Interest rate spread			2.10			2.50			(0.40)
Net interest margin			2.31			2.81			(0.50)

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2020	2019	Change
Commercial loans	$254	$330	($76)
Nontaxable debt securities	—	3	(3)
Total	$254	$333	($79)

Six months ended June 30,	2020			2019			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$150,325	$385	0.52	$64,713	$739	2.30	$85,612	($354)	(1.78)
Mortgage loans held for sale	42,265	725	3.45	22,588	468	4.18	19,677	257	(0.73)
Taxable debt securities	905,043	11,311	2.51	998,738	14,232	2.87	(93,695)	(2,921)	(0.36)
Nontaxable debt securities	—	—	—	870	21	4.87	(870)	(21)	(4.87)
Total debt securities	905,043	11,311	2.51	999,608	14,253	2.88	(94,565)	(2,942)	(0.37)
FHLB stock	51,964	1,294	5.01	48,288	1,415	5.91	3,676	(121)	(0.90)
Commercial real estate	1,609,193	28,677	3.58	1,446,923	34,388	4.79	162,270	(5,711)	(1.21)
Commercial & industrial	699,586	13,294	3.82	612,568	15,026	4.95	87,018	(1,732)	(1.13)
Total commercial	2,308,779	41,971	3.66	2,059,491	49,414	4.84	249,288	(7,443)	(1.18)
Residential real estate	1,483,473	28,613	3.88	1,354,330	27,371	4.08	129,143	1,242	(0.20)
Home equity	284,151	5,483	3.88	281,404	7,142	5.12	2,747	(1,659)	(1.24)
Other	19,406	478	4.95	24,905	609	4.93	(5,499)	(131)	0.02
Total consumer	303,557	5,961	3.95	306,309	7,751	5.10	(2,752)	(1,790)	(1.15)
Total loans	4,095,809	76,545	3.76	3,720,130	84,536	4.58	375,679	(7,991)	(0.82)
Total interest-earning assets	5,245,406	90,260	3.46	4,855,327	101,411	4.21	390,079	(11,151)	(0.75)
Noninterest-earning assets	346,914			278,714			68,200
Total assets	$5,592,320			$5,134,041			$458,279
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$158,902	$642	0.81	$147,522	$1,311	1.79	$11,380	($669)	(0.98)
NOW accounts	538,010	154	0.06	458,563	159	0.07	79,447	(5)	(0.01)
Money market accounts	808,166	3,462	0.86	652,671	3,440	1.06	155,495	22	(0.20)
Savings accounts	388,831	128	0.07	367,826	131	0.07	21,005	(3)	—
Time deposits (in-market)	763,552	7,556	1.99	793,012	7,719	1.96	(29,460)	(163)	0.03
Total interest-bearing in-market deposits	2,657,461	11,942	0.90	2,419,594	12,760	1.06	237,867	(818)	(0.16)
Wholesale brokered time deposits	475,822	3,706	1.57	490,680	5,405	2.22	(14,858)	(1,699)	(0.65)
Total interest-bearing deposits	3,133,283	15,648	1.00	2,910,274	18,165	1.26	223,009	(2,517)	(0.26)
FHLB advances	1,095,894	10,147	1.86	1,039,037	13,641	2.65	56,857	(3,494)	(0.79)
Junior subordinated debentures	22,681	384	3.40	22,681	505	4.49	—	(121)	(1.09)
Other borrowings	1,282	2	0.31	—	—	—	1,282	2	0.31
Total interest-bearing liabilities	4,253,140	26,181	1.24	3,971,992	32,311	1.64	281,148	(6,130)	(0.40)
Noninterest-bearing demand deposits	677,961			607,569			70,392
Other liabilities	153,781			89,133			64,648
Shareholders’ equity	507,438			465,347			42,091
Total liabilities and shareholders’ equity	$5,592,320			$5,134,041			$458,279
Net interest income (FTE)		$64,079			$69,100			($5,021)
Interest rate spread			2.22			2.57			(0.35)
Net interest margin			2.46			2.87			(0.41)

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2020	2019	Change
Commercial loans	$532	$654	($122)
Nontaxable debt securities	—	4	(4)
Total	$532	$658	($126)

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three and six months ended June 30, 2020 totaled $30.9 million, and $63.5 million, respectively, compared to $33.9 million and $68.4 million, respectively, for the same periods in 2019. Net interest income is affected by the level of, and changes in, interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans may be impacted by the periodic recognition of prepayment penalty income associated with loan payoffs. Prepayment penalty income associated with loan payoffs for both the three and six months ended June 30, 2020 and 2019 was not material. The analysis of net interest income, net interest margin and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. As market interest rates decline, loan prepayments and the receipt of payments on mortgage-backed securities generally increase. This results in accelerated levels of amortization reducing net interest income and may also result in the proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans amounted to $2.7 million for the six months ended June 30, 2020, up by $822 thousand from the same period in 2019.

FTE net interest income for the three and six months ended June 30, 2020 amounted to $31.2 million and $64.1 million, respectively, down by $3.0 million and $5.0 million, respectively, from the same periods in 2019. Growth in average interest-earning assets, net of increased average interest-bearing liability balances, contributed approximately $4.3 million and $6.6 million, respectively, of additional net interest income for the three and six months ended June 30, 2020, however, this was offset by declines in asset yields out-pacing declines in funding costs, which reduced net interest income by $7.3 million and $11.6 million, respectively.

The net interest margin was 2.31% and 2.46%, respectively, for the three and six months ended June 30, 2020, compared to 2.81% and 2.87%, respectively, for the same periods a year ago. Compression in net interest margin resulted from the downward repricing of assets, which occurred at a faster pace than the repricing of liabilities.

Total average securities for the three and six months ended June 30, 2020 decreased by $92.6 million and $94.6 million, respectively, from the average balances for the same periods a year earlier. The decline in the average balance of securities was due to timing of reinvestment of security portfolio cash flows. The FTE rate of return on the securities portfolio for the three and six months ended June 30, 2020 was 2.43% and 2.51%, respectively, compared to 2.82% and 2.88%, respectively, for the same periods in 2019, reflecting purchases of relatively lower yielding debt securities and lower market interest rates.

Total average loan balances for the three and six months ended June 30, 2020 increased by $491.7 million and $375.7 million, respectively, from the average loan balances for the comparable 2019 period. This reflected growth in average commercial loan balances, which included the origination of PPP loans in the second quarter of 2020, and growth in average residential real estate loan balances, which included purchases of residential mortgage loans in the latter portion of 2019 and first quarter of 2020. The yield on total loans for the three and six months ended June 30, 2020 was 3.45% and 3.76%, respectively, compared to 4.56% and 4.58%, respectively, for the same periods in 2019. Yields on LIBOR-based and prime-based loans reflected lower market interest rates.

Management's Discussion and Analysis

The average balance of FHLB advances for the three and six months ended June 30, 2020 increased by $17.4 million and $56.9 million, respectively, compared to the average balances for the same periods in 2019. The average rate paid on such advances for the three and six months ended June 30, 2020 was 1.65% and 1.86%, respectively, compared to 2.66% and 2.65%, respectively, for the same periods in 2019, due to lower rates on short-term advances.

Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which increased by $52.4 million and decreased by $14.9 million, respectively, from the same periods in 2019. The average rate paid on wholesale brokered time deposits for the three and six months ended June 30, 2020 was 1.40% and 1.57%, respectively, compared to 2.27% and 2.22%, respectively, for the same periods in 2019. The decline in the yield on average wholesale brokered time deposits reflected lower market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, for the three and six months ended June 30, 2020 increased by $290.6 million and $237.9 million, respectively, from the average balances for the same periods in 2019. The increases largely reflected growth in average money market account balances, partially offset by maturities of higher-cost promotional time deposits. The average rate paid on in-market interest-bearing deposits for the three and six months ended June 30, 2020 decreased by 33 basis points and 16 basis points, respectively, compared to the same periods in 2019, largely due to downward repricing of interest-bearing demand deposit and money market accounts as market interest rates have declined from the prior periods.

The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2020 increased by $137.0 million and $70.4 million, respectively, from the average balances for the same periods in 2019. See additional disclosure regarding PPP loan funding deposits under the caption “Sources of Funds.”

Management's Discussion and Analysis

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended June 30, 2020 vs. 2019			Six Months Ended June 30, 2020 vs. 2019
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	$251	($614)	($363)	$497	($851)	($354)
Mortgage loans held for sale	213	(61)	152	349	(92)	257
Taxable debt securities	(605)	(924)	(1,529)	(1,264)	(1,657)	(2,921)
Nontaxable debt securities	(6)	(5)	(11)	(11)	(10)	(21)
Total securities	(611)	(929)	(1,540)	(1,275)	(1,667)	(2,942)
FHLB stock	34	(100)	(66)	102	(223)	(121)
Commercial real estate	1,821	(6,750)	(4,929)	3,559	(9,270)	(5,711)
Commercial & industrial	1,937	(2,680)	(743)	1,956	(3,688)	(1,732)
Total commercial	3,758	(9,430)	(5,672)	5,515	(12,958)	(7,443)
Residential real estate	1,424	(700)	724	2,546	(1,304)	1,242
Home equity	(22)	(1,175)	(1,197)	69	(1,728)	(1,659)
Other	(63)	—	(63)	(135)	4	(131)
Total consumer	(85)	(1,175)	(1,260)	(66)	(1,724)	(1,790)
Total loans	5,097	(11,305)	(6,208)	7,995	(15,986)	(7,991)
Total interest income	4,984	(13,009)	(8,025)	7,668	(18,819)	(11,151)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	129	(611)	(482)	94	(763)	(669)
NOW accounts	20	(11)	9	22	(27)	(5)
Money market accounts	378	(839)	(461)	730	(708)	22
Savings accounts	6	(10)	(4)	(3)	—	(3)
Time deposits (in-market)	(243)	(242)	(485)	(297)	134	(163)
Total interest-bearing in-market deposits	290	(1,713)	(1,423)	546	(1,364)	(818)
Wholesale brokered time deposits	270	(1,204)	(934)	(160)	(1,539)	(1,699)
Total interest-bearing deposits	560	(2,917)	(2,357)	386	(2,903)	(2,517)
FHLB advances	113	(2,711)	(2,598)	716	(4,210)	(3,494)
Junior subordinated debentures	—	(81)	(81)	—	(121)	(121)
Other borrowings	2	—	2	2	—	2
Total interest expense	675	(5,709)	(5,034)	1,104	(7,234)	(6,130)
Net interest income (FTE)	$4,309	($7,300)	($2,991)	$6,564	($11,585)	($5,021)

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

Management's Discussion and Analysis

loans, past due loans and net charge-offs, both current and historic; local economic and credit conditions; the direction of real estate values; and regulatory guidelines.  The provision for loan losses was charged against earnings in order to maintain an allowance that reflected management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

Provisions for credit losses of $2.2 million and $9.2 million, respectively, were charged to earnings for the three and six months ended June 30, 2020, compared to $525 thousand and $1.2 million, respectively, for the same periods in 2019. In addition to the change in accounting methodologies described above, the year-over-year increase in the provision was attributable to the significant deterioration in the economic forecast due to the COVID-19 pandemic and also reflected loan growth and changes in the underlying portfolio. Estimating an appropriate level of ACL in loans necessarily involves a high degree of judgment and continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the ACL.

Net charge-offs totaled $308 thousand and $931 thousand, respectively, for the three and six months ended June 30, 2020, compared to $771 thousand and $849 thousand, respectively, for the same periods in 2019.

The allowance for credit losses on loans was $41.4 million, or 0.97% of total loans, at June 30, 2020, compared to an allowance for loan losses of $27.0 million, or 0.69% of total loans, at December 31, 2019. See additional discussion under the caption “Asset Quality” for further information on the allowance for credit losses on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2020	2019	$	%	2020	2019	$	%
Noninterest income:
Wealth management revenues	$8,605	$9,549	($944)	(10%)	$17,294	$18,801	($1,507)	(8%)
Mortgage banking revenues	14,851	3,640	11,211	308	20,947	6,286	14,661	233
Card interchange fees	1,031	1,018	13	1	1,978	2,015	(37)	(2)
Service charges on deposit accounts	517	929	(412)	(44)	1,377	1,804	(427)	(24)
Loan related derivative income	99	746	(647)	(87)	2,554	1,470	1,084	74
Income from bank-owned life insurance	791	566	225	40	1,355	1,215	140	12
Net realized gains on securities	—	(80)	80	100	—	(80)	80	100
Other income	426	385	41	11	742	609	133	22
Total noninterest income	$26,320	$16,753	$9,567	57%	$46,247	$32,120	$14,127	44%

Noninterest Income Analysis
Revenue from wealth management services represented 37% of total noninterest income for the six months ended June 30, 2020, compared to 59% for the same period in 2019. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

Management's Discussion and Analysis

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2020	2019	$	%	2020	2019	$	%
Wealth management revenues:
Asset-based revenues	$8,156	$9,141	($985)	(11%)	$16,511	$18,062	($1,551)	(9%)
Transaction-based revenues	449	408	41	10	783	739	44	6
Total wealth management revenues	$8,605	$9,549	($944)	(10%)	$17,294	$18,801	($1,507)	(8%)

Wealth management revenues for the three and six months ended June 30, 2020 decreased by $944 thousand and $1.5 million, respectively, from the comparable periods in 2019, due to a decline in asset-based revenues. The decrease in asset-based revenues correlated to declines in the average balances of assets under administration (“AUA”) for the comparable periods in 2019.

The following table presents the changes in wealth management AUA:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2020	2019	2020	2019
Wealth management assets under administration:
Balance at the beginning of period	$5,337,733	$6,350,128	$6,235,801	$5,910,814
Net investment appreciation (depreciation) & income	671,602	222,489	(101,133)	742,546
Net client asset inflows (outflows)	129,510	(93,727)	4,177	(174,470)
Balance at the end of period	$6,138,845	$6,478,890	$6,138,845	$6,478,890

Wealth management AUA amounted to $6.1 billion at June 30, 2020, down by $340.0 million, or 5%, from the balance at June 30, 2019. AUA was adversely impacted by net client outflows in the second half of 2019, which was largely associated with the departures of two senior counselors in June 2019. AUA was also adversely impacted by the volatility in financial markets in 2020. The average balance of AUA for the three and six months ended June 30, 2020 decreased by approximately 10% and 6%, respectively, from the average balances for the same periods in 2019.

Mortgage banking revenues represented 45% of total noninterest income for the six months ended June 30, 2020, compared to 20% for the same period in 2019. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2020	2019	$	%	2020	2019	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$10,646	$2,924	$7,722	264%	$14,334	$4,861	$9,473	195%
Unrealized gains (losses), net (2)	4,415	599	3,816	637	6,740	1,136	5,604	493
Loan servicing fee income, net (3)	(210)	117	(327)	(279)	(127)	289	(416)	(144)
Total mortgage banking revenues	$14,851	$3,640	$11,211	308%	$20,947	$6,286	$14,661	233%

Loans sold to the secondary market (4)	$305,224	$137,414	$167,810	122%	$467,415	$229,493	$237,922	104%

(1)	Includes gains on loan sales, commission income on loans originated for others, servicing right gains, and gains (losses) on forward loan commitments.

(2)	Represents fair value adjustments on mortgage loans held for sale and forward loan commitments.

(3)	Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.

(4)	Includes brokered loans (loans originated for others).

Management's Discussion and Analysis

For the three and six months ended June 30, 2020, mortgage banking revenues were up by $11.2 million and $14.7 million, respectively, compared to the same periods in 2019, reflecting increases in both realized and unrealized gains associated with mortgage banking activities. Net realized gains rose due to increases in both sales volume and sales yield on loans sold to the secondary market. For the three and six months ended June 30, 2020, mortgage loans sold to the secondary market totaled $305.2 million and $467.4 million, respectively, compared to $137.4 million and $229.5 million, respectively, for the same periods in 2019. Net unrealized gains also increased, reflecting growth in the mortgage pipeline and a corresponding increase in the fair value of mortgage loan commitments. Mortgage origination and sales activity increased year-over-year in response to declines in market interest rates.

Loan related derivative income for the three months ended June 30, 2020 decreased by $647 thousand from the same period in 2019, reflecting a lower volume of commercial borrower interest rate swap transactions. Loan-related derivative income for the six months ended June 30, 2020 increased by $1.1 million from the comparable period in 2019, reflecting higher gains on commercial borrower interest rate swap transactions.

For the three and six months ended June 30, 2020, service charges on deposit accounts decreased by $412 thousand and $427 thousand, respectively, compared to the same periods in 2019, primarily due to lower overdraft fee income.

Income from BOLI for the three and six months ended June 30, 2020 was up by $225 thousand and $140 thousand, respectively, from the same periods in 2019. Included in income from BOLI for the three and six months ended June 30, 2020 was a $229 thousand non-taxable gain due to the receipt of life insurance proceeds.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2020	2019	$	%	2020	2019	$	%
Noninterest expense:
Salaries and employee benefits	$19,464	$18,436	$1,028	6%	$38,932	$36,055	$2,877	8%
Outsourced services	2,784	2,518	266	11	5,784	5,124	660	13
Net occupancy	1,909	1,904	5	—	3,928	3,902	26	1
Equipment	895	1,028	(133)	(13)	1,872	2,039	(167)	(8)
Legal, audit and professional fees	659	664	(5)	(1)	1,481	1,198	283	24
FDIC deposit insurance costs	674	540	134	25	1,096	969	127	13
Advertising and promotion	186	525	(339)	(65)	445	764	(319)	(42)
Amortization of intangibles	230	239	(9)	(4)	460	478	(18)	(4)
Other	1,677	2,297	(620)	(27)	4,933	4,586	347	8
Total noninterest expense	$28,478	$28,151	$327	1%	$58,931	$55,115	$3,816	7%

Noninterest Expense Analysis
Salaries and employee benefits expense for the three and six months ended June 30, 2020 increased by $1.0 million and $2.9 million, respectively, compared to the same periods in 2019, largely reflecting volume-related increases in mortgage banking commission expense and annual merit increases. These increases were partially offset by an increase in deferred labor costs (a contra expense) associated with PPP loan originations in the second quarter of 2020, as well as lower wealth management compensation costs associated with the departure of personnel.

Outsourced services expense for the three and six months ended June 30, 2020 increased by $266 thousand and $660 thousand, respectively, compared to the same periods in 2019, reflecting volume-related increases in third party processing costs and the expansion of services provided by third party vendors.

Advertising and promotion expense for the three and six months ended June 30, 2020 decreased by $339 thousand and $319 thousand, respectively, compared to the same periods in 2019, reflecting timing of promotional activities.

Management's Discussion and Analysis

Other expenses for the three and six months ended June 30, 2020 decreased by $620 thousand and increased by $347 thousand, respectively, compared to the same periods in 2019. Included in other expenses in the first quarter of 2020, was a contingency reserve of approximately $800 thousand that was established largely due to a potential loss associated with counterfeit checks drawn on a commercial customer’s account. This matter was resolved in the second quarter of 2020 and resulted in a reduction of $170 thousand from the previously established reserve, which was recognized as a reduction of other expenses in the second quarter of 2020. Excluding the impact of the aforementioned item, other expenses for the three and six months ended June 30, 2020 decreased by $450 thousand and $283 thousand, respectively, from the same periods in 2019, reflecting lower levels of business travel and entertainment expenses and modest declines in a variety of other expense categories.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2020	2019	2020	2019
Income tax expense	$5,547	$4,662	$8,686	$9,504
Effective income tax rate	20.9%	21.3%	20.9%	21.5%

The effective income tax rates for the three and six months ended June 30, 2020 and 2019 differed from the federal rate of 21%, primarily due to state income tax expense, offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax benefits (expense) associated with the settlement of share-based awards.

The decrease in the effective tax rate for the three and six months ended June 30, 2020 compared to the same periods in 2019 largely reflected lower state tax exposure.

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2020	2019	$	%	2020	2019	$	%
Net interest income	$32,580	$27,867	$4,713	17%	$61,590	$55,169	$6,421	12%
Provision for credit losses	2,200	525	1,675	319	9,236	1,175	8,061	686
Net interest income after provision for credit losses	30,380	27,342	3,038	11	52,354	53,994	(1,640)	(3)
Noninterest income	16,910	6,690	10,220	153	27,575	12,146	15,429	127
Noninterest expense	18,226	17,332	894	5	37,529	33,763	3,766	11
Income before income taxes	29,064	16,700	12,364	74	42,400	32,377	10,023	31
Income tax expense	6,177	3,603	2,574	71	8,941	7,024	1,917	27
Net income	$22,887	$13,097	$9,790	75%	$33,459	$25,353	$8,106	32%

Net interest income for the Commercial Banking segment for the three and six months ended June 30, 2020, increased by $4.7 million and $6.4 million, respectively, from the same periods in 2019, reflecting growth in loans partially offset by lower yields on loans due to declines in market interest rates.

Management's Discussion and Analysis

Provisions for credit losses of $2.2 million and $9.2 million, respectively, were charged to earnings for the three and six months ended June 30, 2020, compared to $525 thousand and $1.2 million, respectively, for the same periods in 2019. In addition to the change in accounting methodologies described above under the caption “Provision for Credit Losses,” the year-over-year increase in the provision was attributable to the significant deterioration in the economic forecast due to the COVID-19 pandemic and also reflected loan growth and changes in the underlying portfolio.

Noninterest income derived from the Commercial Banking segment for the three and six months ended June 30, 2020 was up by $10.2 million and $15.4 million, respectively, from the comparable periods in 2019 largely due to higher mortgage banking revenues. See additional discussion regarding mortgage banking revenues, loan related derivative income and service charges on deposits under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three and six months ended June 30, 2020 were up by $894 thousand and $3.8 million, respectively, from the same periods in 2019, reflecting increases in salaries and employee benefits and outsourced services expenses. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2020	2019	$	%	2020	2019	$	%
Net interest expense	($26)	($120)	$94	78%	($93)	($247)	$154	62%
Noninterest income	8,605	9,557	(952)	(10)	17,294	18,808	(1,514)	(8)
Noninterest expense	6,579	7,300	(721)	(10)	13,938	14,143	(205)	(1)
Income before income taxes	2,000	2,137	(137)	(6)	3,263	4,418	(1,155)	(26)
Income tax expense	457	582	(125)	(21)	813	1,199	(386)	(32)
Net income	$1,543	$1,555	($12)	(1%)	$2,450	$3,219	($769)	(24%)

For the three and six months ended June 30, 2020, noninterest income derived from the Wealth Management Services segment decreased by $952 thousand and $1.5 million, respectively, compared to the same periods in 2019, due to a decline in asset-based revenues. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

For the three and six months ended June 30, 2020, noninterest expenses for the Wealth Management Services segment decreased by $721 thousand and $205 thousand, respectively, from the same periods in 2019, largely reflecting lower salaries and employee benefits expense. The decline in year-over-year second quarter noninterest expenses also included modest decreases across a variety of noninterest expense categories. See further discussion under the caption “Noninterest Expense” above.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2020	2019	$	%	2020	2019	$	%
Net interest (expense) income	($1,609)	$6,111	($7,720)	(126%)	$2,050	$13,520	($11,470)	(85%)
Noninterest income	805	506	299	59	1,378	1,166	212	18
Noninterest expense	3,673	3,519	154	4	7,464	7,209	255	4
(Loss) income before income taxes	(4,477)	3,098	(7,575)	(245)	(4,036)	7,477	(11,513)	(154)
Income tax (benefit) expense	(1,087)	477	(1,564)	(328)	(1,068)	1,281	(2,349)	(183)
Net (loss) income	($3,390)	$2,621	($6,011)	(229%)	($2,968)	$6,196	($9,164)	(148%)

Net interest income for the Corporate unit for the three and six months ended June 30, 2020 was down by $7.7 million and $11.5 million, respectively, compared to the same periods in 2019. Lower interest income on securities resulting from a decline

Management's Discussion and Analysis

in average balances of securities and lower yields was partially offset by lower wholesale funding costs. The decline in net interest income for the Corporate unit also reflected unfavorable net funds transfer pricing allocations with the Commercial Banking segment as the downward repricing of assets occurred at a faster pace than the repricing of liabilities.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	June 30, 2020	December 31, 2019	$	%
Cash and due from banks	$215,601	$132,193	$83,408	63%
Total securities	938,446	899,490	38,956	4
Total loans	4,287,641	3,892,999	394,642	10
Allowance for credit losses on loans	41,441	27,014	14,427	53
Total assets	5,876,960	5,292,659	584,301	11
Total deposits	4,101,436	3,498,882	602,554	17
FHLB advances	1,005,051	1,141,464	(136,413)	(12)
Total shareholders’ equity	520,163	503,492	16,671	3

Total assets amounted to $5.9 billion at June 30, 2020, up by $584.3 million, or 11%, from the end of 2019. This growth in total assets reflected increases in total loans, the balance of cash and due from banks and total securities. Cash and due from banks balances rose largely due to increased levels of cash collateral pledged to derivative counterparties. See Note 9 to the Unaudited Consolidated Financial Statements for additional disclosure regarding derivative financial instruments.

The allowance for credit losses on loans increased by $14.4 million, or 53%, from the end of 2019. The increase reflects the adoption of the CECL accounting methodology, as well as the impact of the COVID-19 pandemic. See additional disclosure in the Asset Quality section under the caption “Allowance for credit losses on loans.”

Total deposits increased by $602.6 million, or 17%, reflecting increases in both in-market deposits and wholesale brokered time deposits. FHLB advances decreased by $136.4 million, or 12%, from December 31, 2019. Shareholders’ equity amounted to $520.2 million at June 30, 2020, up by $16.7 million, or 3%, from the balance at December 31, 2019. As of June 30, 2020, the Bancorp and the Bank were “well capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or

Management's Discussion and Analysis

inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2020 and December 31, 2019, management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$156,638	17%	$157,648	18%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	761,056	81	719,080	80
Individual name issuer trust preferred debt securities	11,729	1	12,579	1
Corporate bonds	9,023	1	10,183	1
Total available for sale debt securities	$938,446	100%	$899,490	100%

The securities portfolio stood at $938.4 million as of June 30, 2020, or 16% of total assets, compared to $899.5 million as of December 31, 2019, or 17% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $39.0 million, or 4%, from the end of 2019, reflecting purchases of debt securities totaling $248.2 million, with a weighted average yield of 2.10%, as well as an increase in the fair value of available for sale securities. These increases were partially offset by routine pay-downs on mortgage-backed securities, calls and maturities of debt securities.

As of June 30, 2020, the net unrealized gain position on available for sale debt securities amounted to $18.6 million, compared to $4.2 million as of December 31, 2019. These net positions included gross unrealized losses of $3.8 million and $4.9 million, respectively, of as June 30, 2020 and December 31, 2019.

See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $4.3 billion at June 30, 2020, up by $394.6 million, or 10%, from the end of 2019, largely due to commercial loan growth and purchases of residential real estate mortgage loans in the first quarter 2020. Growth in commercial loans was largely concentrated in the commercial and industrial portfolio, reflecting originations of PPP loans in the second quarter of 2020.

Management's Discussion and Analysis

The following is a summary of loans:

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,630,998	38%	$1,547,572	40%
Commercial & industrial (2)	852,445	20	585,289	15
Total commercial	2,483,443	58	2,132,861	55
Residential Real Estate:
Residential real estate (3)	1,508,223	35	1,449,090	37
Consumer:
Home equity	277,632	7	290,874	7
Other (4)	18,343	—	20,174	1
Total consumer	295,975	7	311,048	8
Total loans	$4,287,641	100%	$3,892,999	100%

(1)
CRE consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.

(2)	C&I consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes PPP loans.

(3)	Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.

(4)	Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

Washington Trust continues to work with and support our customers experiencing financial difficulty due to the COVID-19 pandemic. As of June 30, 2020, we have executed 583 short-term loan payment deferments on loan balances of $652.2 million, which represented 15% of total loan balances as of June 30, 2020. The majority of these deferments qualified as eligible loan modifications under Section 4013 of the CARES Act and therefore, were not required to be classified as TDRs and were not reported as past due. Twelve of these short-term deferments executed on loan balances of $5.6 million were past due before the COVID-19 pandemic and therefore, were classified as TDRs and were included in past due loans as of June 30, 2020.

Management is actively monitoring the short-term deferments and a significant portion will reach their initial expiration date in the third quarter of 2020. We expect that some borrowers will seek extensions and it is also possible that asset quality metrics could worsen. Interest income will continue to be recognized on loans with short-term deferments, unless the loan is placed on nonaccrual status in accordance with the nonaccrual loans accounting policy described in Note 5 to the Unaudited Consolidated Financial Statements.

Commercial Loans
The commercial loan portfolio represented 58% of total loans at June 30, 2020.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $439.5 million and $399.7 million, respectively, at June 30, 2020 and December 31, 2019. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

Commercial loans fall into two major categories, commercial real estate and commercial and industrial loans. Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A portion of the Bank’s commercial and industrial loans is also collateralized by real estate.  Commercial and industrial loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Management's Discussion and Analysis

Commercial Real Estate Loans
Commercial real estate loans totaled $1.6 billion at June 30, 2020, up by $83.4 million, or 5%, from the balance at December 31, 2019. Included in commercial real estate loans were construction and development loans of $138.7 million and $211.5 million, respectively, as of June 30, 2020 and December 31, 2019. For the six months ended June 30, 2020, commercial real estate loan originations and advances totaled approximately $167 million, which were partially offset by payoffs.

The following table presents a geographic summary of commercial real estate loans by property location:

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Rhode Island	$420,197	26%	$394,929	25%
Connecticut	639,961	39	616,484	40
Massachusetts	492,703	30	458,029	30
Subtotal	1,552,861	95	1,469,442	95
All other states	78,137	5	78,130	5
Total	$1,630,998	100%	$1,547,572	100%

The following table presents a summary of commercial real estate loans by property type segmentation:

(Dollars in thousands)	June 30, 2020			December 31, 2019
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	141	$526,009	32%	123	$430,502	28%
Retail	133	327,139	20	110	314,661	20
Office	76	288,671	18	78	294,910	19
Hospitality	40	144,988	9	32	128,867	8
Healthcare	16	120,181	7	16	110,409	7
Industrial and warehouse	26	96,549	6	25	82,432	5
Commercial mixed use	21	41,892	3	48	73,895	5
Other	44	85,569	5	70	111,896	8
Total commercial real estate loans	497	$1,630,998	100%	502	$1,547,572	100%

Average CRE loan size		$3,282			$3,083
Largest individual CRE loan outstanding		$32,200			$25,962

Management's Discussion and Analysis

The following table presents a summary of commercial real estate loan deferments by industry segmentation:

(Dollars in thousands)	June 30, 2020
	Count	Deferment Balance	% of Outstanding Balance
CRE Portfolio Segmentation:
Multi-family dwelling	20	$34,318	7%
Retail	43	124,071	38
Office	15	74,099	26
Hospitality	31	117,665	81
Healthcare	5	64,326	54
Industrial and warehouse	—	—	—
Commercial mixed use	6	3,089	7
Other	12	29,838	35
Total commercial real estate loans	132	$447,406	27%

As of June 30, 2020, we have executed 132 short-term deferments on commercial real estate loan balances totaling $447.4 million, which represented 27% of the total commercial real estate loan portfolio at June 30, 2020.

Office and multi-family dwelling property types consisted of 217 loans totaling $814.7 million as of June 30, 2020 and together represented 50% of the total commercial real estate portfolio. Our office properties tend to be for smaller-footprint suburban tenants. Our multi-family properties are located primarily in southern New England. As of June 30, 2020, we have executed 35 short-term deferments on loan balances of $108.4 million, which represented 13% of these segments’ aggregate balances as of June 30, 2020.

While all industries have and will continue to experience adverse effects as a result of the COVID-19 pandemic, management currently considers the following commercial real estate industry segments to be “at-risk” of significant impact:

•
Retail consisted of 133 loans with balances totaling $327.1 million at June 30, 2020, representing 20% of the total commercial real estate portfolio. Our retail properties generally have single tenant drugstores or strong anchor tenants, often national grocery store chains. As of June 30, 2020, we have executed 43 short-term deferments on loan balances totaling $124.1 million, which represented 38% of this segment’s balance at June 30, 2020.

•
Hospitality consisted of 40 loans with balances totaling $145.0 million at June 30, 2020, representing 9% of the total commercial real estate portfolio. We generally underwrite this portfolio at an LTV of 65% or less. As of June 30, 2020, about 65% of the hospitality portfolio balances were with limited service properties with no restaurants and limited meeting space and 35% was with leisure travel properties that are located on the New England coastline. As of June 30, 2020, we have executed 31 short-term deferments on loan balances totaling $117.7 million, which represented 81% of this segment’s balance at June 30, 2020.

•
Healthcare consisted of 16 loans with balances totaling $120.2 million at June 30, 2020, representing 7% of the total commercial real estate portfolio. This segment is composed of assisted living, nursing homes and continuing care retirement communities. As of June 30, 2020, we have executed 5 short-term deferments on loan balances totaling $64.3 million, which represented 54% of this segment’s balance at June 30, 2020.

Commercial and Industrial Loans
C&I loans amounted to $852.4 million at June 30, 2020, up by $267.2 million, or 46%, from the balance at December 31, 2019. For the six months ended June 30, 2020, C&I loan originations amounted to $284 million and were partially offset by payoffs, paydowns and a modest decline in line utilization. C&I originations were concentrated in PPP loans.

As of June 30, 2020, there were 1,690 PPP loans with a carrying value of $212.2 million included in the C&I portfolio.

Management's Discussion and Analysis

Shared national credit balances outstanding included in the C&I loan portfolio totaled $55.0 million at June 30, 2020. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at June 30, 2020.

The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	June 30, 2020			December 31, 2019
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	262	$188,725	22%	86	$138,857	24%
Manufacturing	152	91,364	11	65	53,561	9
Educational services	59	73,172	9	22	56,556	10
Owner occupied and other real estate	278	71,516	8	157	46,033	8
Retail	206	67,461	8	75	43,386	7
Professional, scientific and technical	270	48,452	6	66	37,599	6
Accommodation and food services	278	45,257	5	64	16,562	3
Finance and insurance	106	38,213	4	57	28,501	5
Entertainment and recreation	94	35,626	4	35	30,807	5
Transportation and warehousing	46	30,208	4	23	20,960	4
Information	34	29,575	3	11	22,162	4
Public administration	25	23,534	3	23	25,107	4
Other	764	109,342	13	225	65,198	11
Total commercial & industrial loans	2,574	$852,445	100%	909	$585,289	100%

Average C&I loan size		$331			$644
Largest individual C&I loan outstanding		$18,701			$19,001

The following table presents a summary of C&I loan deferments by industry segmentation:

(Dollars in thousands)	June 30, 2020
	Count	Deferment Balance	% of Outstanding Balance
C&I Portfolio Segmentation:
Healthcare and social assistance	6	$15,384	8%
Manufacturing	4	2,505	3
Educational services	4	7,329	10
Owner occupied and other real estate	21	5,128	7
Retail	5	2,693	4
Professional, scientific and technical	1	41	—
Accommodation and food services	18	12,252	27
Finance and insurance	—	—	—
Entertainment and recreation	11	13,045	37
Transportation and warehousing	5	1,414	5
Information	—	—	—
Public administration	1	98	—
Other	24	14,533	13
Total commercial & industrial loans	100	$74,422	9%

Management's Discussion and Analysis

As of June 30, 2020, we have executed 100 short-term deferments on C&I loan balances totaling $74.4 million, which represented 9% of the total commercial and industrial loan portfolio at June 30, 2020.
Healthcare and social assistance totaled $189 million as of June 30, 2020 and is our largest single C&I industry segment, representing 22% of the total C&I portfolio. This segment includes specialty medical practices, elder services and community and mental health centers. As of June 30, 2020, we have executed 6 short-term deferments on loan balances of $15.4 million, which represented 8% of this industry segment’s balances as of June 30, 2020. It is possible that there will be further short-term disruption in this industry segment.

While all industries have and will continue to experience adverse effects as a result of the COVID-19 pandemic, management currently considers the following C&I industry segments to be “at-risk” of significant impact:

•
Retail consisted of 206 loans with balances totaling $67.5 million as of June 30, 2020, representing 8% of the total C&I portfolio. As of June 30, 2020, we have executed 5 short-term deferments on loan balances totaling $2.7 million, which represented 4% of this industry segment’s balance at June 30, 2020. The deferments were executed primarily for small retail stores and a gas station.

•
Educational services consisted of 59 loans with balances totaling $73.2 million as of June 30, 2020, representing 9% of the total C&I portfolio. As of June 30, 2020, we have executed 4 short-term deferments on loan balances totaling $7.3 million, which represented 10% of this industry segment’s balance at June 30, 2020. The deferments were executed for a trade school for which remote learning was not an option.

•
Accommodation and food services consisted of 278 loans with balances totaling $45.3 million as of June 30, 2020, representing 5% of the total C&I portfolio. As of June 30, 2020, we have executed 18 short-term deferments on loan balances totaling $12.3 million, which represented 27% of this industry segment’s balance at June 30, 2020. The deferments have been executed for a variety of restaurant and food establishments.

•
Entertainment and recreation consisted of 94 loans with balances totaling $35.6 million as of June 30, 2020, representing 4% of the total C&I portfolio. This industry segment consists largely of golf courses and marinas. As of June 30, 2020, we have executed 11 short-term deferments on loan balances totaling $13.0 million, which represented 37% of this industry segment’s balance at June 30, 2020. The deferments have been executed primarily for golf courses.

Residential Real Estate Loans
The residential real estate loan portfolio represented 35% of total loans at June 30, 2020.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Six Months
Periods ended June 30,	2020		2019		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$126,894	30%	$69,736	30%	$235,392	33%	$121,433	33%
Originations for sale to the secondary market (2)	299,321	70	162,123	70	482,543	67	247,949	67
Total	$426,215	100%	$231,859	100%	$717,935	100%	$369,382	100%

(1)	Includes the full commitment amount of homeowner construction loans.

(2)	Includes brokered loans (loans originated for others).

Management's Discussion and Analysis

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Six Months
Periods ended June 30,	2020		2019		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$246,945	81%	$18,292	13%	$291,443	62%	$27,782	12%
Loans sold with servicing rights released (1)	58,279	19	119,122	87	175,972	38	201,711	88
Total	$305,224	100%	$137,414	100%	$467,415	100%	$229,493	100%

(1)	Includes brokered loans (loans originated for others).

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $5.0 million and $3.5 million, respectively, as of June 30, 2020 and December 31, 2019. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $797.8 million and $587.0 million, respectively, as of June 30, 2020 and December 31, 2019.

Residential real estate loans held in portfolio amounted to $1.5 billion at June 30, 2020, up by $59.1 million, or 4%, from the balance at December 31, 2019. During the six months ended June 30, 2020, Washington Trust purchased $51.2 million of residential real estate mortgage loans with a weighted average yield of 3.38% from another financial institution. These loans were individually evaluated to Washington Trust’s underwriting standards and predominantly secured by properties in Massachusetts.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Rhode Island	$349,143	23%	$356,392	25%
Connecticut	131,856	9	140,574	10
Massachusetts	1,006,616	67	932,726	64
Subtotal	1,487,615	99	1,429,692	99
All other states	20,608	1	19,398	1
Total (1)	$1,508,223	100%	$1,449,090	100%

(1)	Includes residential real estate loans purchased from other financial institutions totaling $171.0 million and $151.8 million, respectively, as of June 30, 2020 and December 31, 2019.

As of June 30, 2020, we executed 265 short-term deferments on residential real estate loan balances of $121.8 million, which represented 8% of total residential real estate portfolio balances as of June 30, 2020. The average size of the loans with deferments was approximately $460 thousand and these loans have an estimated loan-to-value ratio of 60%.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans.

The consumer loan portfolio totaled $296.0 million at June 30, 2020, down by $15.1 million, or 5%, from December 31, 2019. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at June 30, 2020. The Bank estimates that approximately 60% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $11.3 million and $12.8 million, respectively, at June 30, 2020 and December 31, 2019.

Management's Discussion and Analysis

As of June 30, 2020, we executed 86 short-term deferments on consumer loan balances of $8.6 million, which represented 3% of total consumer portfolio balances as of June 30, 2020.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Jun 30, 2020	Dec 31, 2019
Commercial:
Commercial real estate	$431	$603
Commercial & industrial	—	657
Total commercial	431	1,260
Residential Real Estate:
Residential real estate	13,850	14,297
Consumer:
Home equity	1,648	1,763
Other	88	88
Total consumer	1,736	1,851
Total nonaccrual loans	16,017	17,408
Property acquired through foreclosure or repossession, net	—	1,109
Total nonperforming assets	$16,017	$18,517

Nonperforming assets to total assets	0.27%	0.35%
Nonperforming loans to total loans	0.37%	0.45%
Total past due loans to total loans	0.34%	0.40%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets decreased by $2.5 million from December 31, 2019. This included a $1.4 million decrease in nonaccrual loans and a $1.1 million decrease in property acquired through foreclosure (“OREO”). The decrease in OREO reflected sales of two properties essentially at their carrying value during the six months ended June 30, 2020. At June 30, 2020, there were no properties held in OREO.

Nonaccrual Loans
During the six months ended June 30, 2020, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
For the periods ended June 30,	2020	2019	2020	2019
Balance at beginning of period	$17,918	$12,365	$17,408	$11,707
Additions to nonaccrual status	237	1,620	1,966	3,544
Loans returned to accruing status	(154)	(118)	(547)	(973)
Loans charged-off	(325)	(819)	(960)	(922)
Loans transferred to other real estate owned	—	—	(28)	—
Payments, payoffs and other changes	(1,659)	(181)	(1,822)	(489)
Balance at end of period	$16,017	$12,867	$16,017	$12,867

Management's Discussion and Analysis

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2020				December 31, 2019
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$431	$—	$431	0.03%	$603	$—	$603	0.04%
Commercial & industrial	—	—	—	—	—	657	657	0.11
Total commercial	431	—	431	0.02	603	657	1,260	0.06
Residential Real Estate:
Residential real estate	5,096	8,754	13,850	0.92	4,700	9,597	14,297	0.99
Consumer:
Home equity	788	860	1,648	0.59	996	767	1,763	0.61
Other	88	—	88	0.48	88	—	88	0.44
Total consumer	876	860	1,736	0.59	1,084	767	1,851	0.60
Total nonaccrual loans	$6,403	$9,614	$16,017	0.37%	$6,387	$11,021	$17,408	0.45%

(1)	Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2020.

As of June 30, 2020, the composition of nonaccrual loans was 97% residential and consumer and 3% commercial, compared to 93% and 7%, respectively, at December 31, 2019.

Nonaccrual residential real estate mortgage loans amounted to $13.9 million at June 30, 2020, up by $447 thousand from the end of 2019. As of June 30, 2020, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Rhode Island and Connecticut.  Included in total nonaccrual residential real estate loans at June 30, 2020 were four loans purchased for portfolio and serviced by others amounting to$1.4 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Troubled Debt Restructurings
A loan that has been modified or renewed is considered to be a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower’s benefit that would not otherwise be considered for a borrower or a transaction with similar credit risk characteristics.  These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest.  The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection.

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

TDRs are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, TDRs are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is performing in accordance with their modified contractual terms for a reasonable period of time.

As of June 30, 2020, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

Management's Discussion and Analysis

See Note 5 for disclosure regarding the Corporation’s election to account for eligible loan modifications under Section 4013 of the CARES Act.

The following table sets forth information on TDRs as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Jun 30, 2020	Dec 31, 2019
Accruing TDRs
Commercial:
Commercial real estate	$846	$—
Commercial & industrial	462	—
Total commercial	1,308	—
Residential Real Estate:
Residential real estate	3,345	358
Consumer:
Home equity	804	—
Other	16	18
Total consumer	820	18
Accruing TDRs	5,473	376
Nonaccrual TDRs
Residential Real Estate:
Residential real estate	998	492
Nonaccrual TDRs	998	492
Total TDRs	$6,471	$868

TDRs amounted to $6.5 million at June 30, 2020, up by $5.6 million from the end of 2019, due to twelve short-term deferments executed on loans that were past due before the COVID-19 pandemic and, therefore, were not eligible for TDR accounting relief provided under the CARES Act.

The allowance for credit losses on loans included specific reserves for TDRs of $137 thousand and $97 thousand, respectively, at June 30, 2020 and December 31, 2019.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$431	0.03%	$1,433	0.09%
Commercial & industrial	3	—	1	—
Total commercial	434	0.02	1,434	0.07
Residential Real Estate:
Residential real estate	12,499	0.83	11,429	0.79
Consumer:
Home equity	1,633	0.59	2,696	0.93
Other	106	0.58	130	0.64
Total consumer	1,739	0.59	2,826	0.91
Total past due loans	$14,672	0.34%	$15,689	0.40%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

Management's Discussion and Analysis

As of June 30, 2020, the composition of past due loans (loans past due 30 days or more) was 97% residential and consumer and 3% commercial, compared to 91% and 9%, respectively, at December 31, 2019. Total past due loans decreased by $1.0 million from the end of 2019, as decreases in past due commercial and consumer loans were partially offset by an increase in residential real estate loans.

Total past due loans included $10.6 million of nonaccrual loans as of June 30, 2020, compared to $11.5 million as of December 31, 2019. All loans 90 days or more past due at June 30, 2020 and December 31, 2019 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2020 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Management has identified approximately $9.7 million in potential problem loans at June 30, 2020, compared to $10.3 million at December 31, 2019. As of June 30, 2020, the balance of potential problem loans consisted of three commercial relationships, which were all current with respect to payment terms. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

In addition, see discussion of commercial industry segments that management considers to be "at-risk" of significant impact from the COVID-19 pandemic under the caption "Commercial Loans" within the Financial Condition section.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	June 30, 2020			December 31, 2019
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$7,134	$370	5.19%	$17,783	$968	5.44%
Pooled (collectively evaluated) loans	4,280,507	41,071	0.96	3,875,216	26,046	0.67
Total	$4,287,641	$41,441	0.97%	$3,892,999	$27,014	0.69%

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

Management's Discussion and Analysis

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

In 2020, for loans that are individually analyzed, the ACL is measured using a DCF method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. With the adoption of CECL on January 1, 2020, management reassessed the underlying risk characteristics of individually analyzed loans and concluded that certain nonaccrual residential and consumer loans previously classified as impaired individually evaluated for impairment shared similar risk characteristics as their pooled loan segment. The decline in individually analyzed loans from December 31, 2019 was a result of this reassessment, partially offset by an increase in TDRs in the second quarter 2020.

See Note 6 to the Unaudited Consolidated Financial Statements for additional disclosure regarding the process and methodology to estimate the ACL on loans.

The following table presents the allocation of the ACL on loans by portfolio segment. The total ACL on loans is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	June 30, 2020			December 31, 2019
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$20,283	1.24%	38%	$14,741	0.95%	40%
Commercial & industrial	11,278	1.32%	20	3,921	0.67%	15
Total commercial	31,561	1.27%	58	18,662	0.87%	55
Residential Real Estate:
Residential real estate	8,053	0.53%	35	6,615	0.46%	37
Consumer:
Home equity	1,394	0.50%	6	1,390	0.48%	7
Other	433	2.36%	1	347	1.72%	1
Total consumer	1,827	0.62%	7	1,737	0.56%	8
Total allowance for credit losses on loans at end of period	$41,441	0.97%	100%	$27,014	0.69%	100%

(1)	Percentage of loans outstanding in respective category to total loans outstanding.

The ACL on loans amounted to $41.4 million at June 30, 2020, up by $14.4 million from the balance at December 31, 2019. Upon adoption of CECL on January 1, 2020, Washington Trust's ACL on loans increased by $6.5 million, or 24%. See Note 2 to the Unaudited Consolidated Financial Statements for additional disclosure on the impact of adopting Topic 326.

Provisions for credit losses of $2.2 million and $9.2 million, respectively, were charged to earnings for the three and six months ended June 30, 2020, compared to $525 thousand and $1.2 million, respectively, for the same periods in 2019. In addition to the change in accounting methodologies described above, the year-over-year increase in the provision was attributable to the significant deterioration in the economic forecast due to the COVID-19 pandemic and also reflected loan growth and changes in the underlying portfolio.

Net charge-offs totaled $308 thousand and $931 thousand, respectively, for the three and six months ended June 30, 2020, compared to $771 thousand and $849 thousand, respectively, for the same periods in 2019.

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

Management's Discussion and Analysis

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

Estimating an appropriate level of ACL in loans necessarily involves a high degree of judgment. While significant deterioration in the economic forecast due to the COVID-19 pandemic was estimated in the ACL on loans, continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the ACL. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

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

The following table presents a summary of deposits:

(Dollars in thousands)			Change
	June 30, 2020	December 31, 2019	$	%
Noninterest-bearing demand deposits	$815,770	$609,924	$205,846	34%
Interest-bearing demand deposits	158,343	159,938	(1,595)	(1)
NOW accounts	617,792	520,295	97,497	19
Money market accounts	834,954	765,899	69,055	9
Savings accounts	417,195	373,503	43,692	12
Time deposits (in-market)	728,801	784,481	(55,680)	(7)
Total in-market deposits	3,572,855	3,214,040	358,815	11
Wholesale brokered time deposits	528,581	284,842	243,739	86
Total deposits	$4,101,436	$3,498,882	$602,554	17%

Total deposits amounted to $4.1 billion at June 30, 2020, up by $602.6 million, or 17%, from December 31, 2019. This included an increase of $243.7 million, or 86%, in out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $358.8 million, or 11%, from the balance at December 31, 2019. In-market deposit growth included PPP loan fundings deposited into customer accounts at Washington Trust. These funds are expected to decrease as customers use them for business needs.

Management's Discussion and Analysis

Borrowings
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances totaled $1.0 billion at June 30, 2020, down by $136.4 million, or 12%, from the balance at the end of 2019.

In June 2020, Washington Trust began participating in the FRB’s PPPLF, which extends credit to depository institutions at a fixed interest rate of 0.35%. Only PPP loans can be pledged as collateral to access the facility. The maturity date of the PPPLF borrowings matches the maturity date of the pledged PPP loans. As of June 30, 2020, PPPLF borrowings amounted to $38.9 million, with a corresponding amount of PPP loans pledged as collateral. As of July 31, 2020, PPPLF borrowings totaled $200.6 million, with a corresponding amount of PPP loans pledged as collateral.

See Note 7 to the Unaudited Consolidated Financial Statements for additional information regarding Borrowings.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 60% of total average assets in the six months ended June 30, 2020.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

See additional disclosure regarding Washington Trust’s participation in the FRB’s PPPLF under the caption “Borrowings” in the section “Sources of Funds.”

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$647,911	$534,990
Federal Reserve Bank of Boston (2)	21,699	24,686
Unencumbered investment securities	580,016	461,850
Total	$1,249,626	$1,021,526

(1)
As of June 30, 2020 and December 31, 2019, loans with a carrying value of $2.2 billion and $2.1 billion, respectively, and securities available for sale with carrying values of $205.4 million and $271.4 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.

(2)
As of June 30, 2020 and December 31, 2019, loans with a carrying value of $14.7 million and $16.6 million, respectively, and securities available for sale with a carrying value of $15.4 million and $17.0 million, respectively, were pledged to the FRB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

Management's Discussion and Analysis

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the six months ended June 30, 2020.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $14.9 million for the six months ended June 30, 2020. Net income of $32.9 million was offset by mortgage banking related adjustments to reconcile net income to net cash used in operating activities. Net cash used in investing activities totaled $412.5 million for the six months ended June 30, 2020, reflecting outflows to fund the increase in and purchases of loans, as well as purchases of debt securities. These outflows were partially offset by net inflows from maturities, calls and principal payments of securities. For the six months ended June 30, 2020, net cash provided by financing activities amounted to $482.5 million, with net increases in deposits, FHLB advances and PPPLF borrowings, partially offset by the payment of dividends to shareholders and treasury stock purchases. See the Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $520.2 million at June 30, 2020, up by $16.7 million from December 31, 2019. This included net income of $32.9 million and an increase of $10.8 million in the accumulated comprehensive income component of shareholders’ equity, largely reflecting an increase in the fair value of available for sale debt securities. These increases were partially offset by $17.8 million in dividend declarations, a $6.1 million decrease to retained earnings due to the adoption of CECL, and a net increase in treasury stock of $3.5 million.

The Corporation declared a quarterly dividend of 51 cents per share for the three months ended June 30, 2020, unchanged from the 51 cents per share declared for the same period in 2019.

The ratio of total equity to total assets amounted to 8.85% at June 30, 2020 compared to a ratio of 9.51% at December 31, 2019.  Book value per share at June 30, 2020 and December 31, 2019 amounted to $30.14 and $29.00, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with a total risk-based capital ratio of 12.78% at June 30, 2020, compared to 12.94% at December 31, 2019. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements and the election of the CECL phase-in option provided by regulatory guidance, which delays the estimated impact of CECL on regulatory capital and phases it in over a three-year period beginning in 2022.

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

Management's Discussion and Analysis

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2020 and December 31, 2019, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2020 and December 31, 2019.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2020		December 31, 2019
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.10)%	(0.98)%	(3.71)%	(5.57)%
100 basis point rate increase	4.08	4.45	2.88	1.02
200 basis point rate increase	8.46	8.74	6.60	3.37
300 basis point rate increase	12.74	12.13	10.35	5.53

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

Management's Discussion and Analysis

of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles.

The relative change in interest rate sensitivity for declining rates from December 31, 2019 as shown in the above table was attributable to a lower absolute level of market interest rates with certain rates and yields reaching floors or zero in declining rate scenarios. The relative increase in interest rate sensitivity for rising rates from December 31, 2019 was attributable to a relative increase in the proportion of low-cost core deposits to total sources of funds. Interest rate risk modeling assumes that core deposits reprice more slowly and by a lesser amount than the repricing of wholesale funding in response to changes in market interest rates.

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

As market interest rates have declined, the banking industry has attracted low-cost core savings deposits. The ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, which may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2020 and December 31, 2019 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$988	($8,115)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	7,830	(50,495)
Trust preferred debt and other corporate debt securities	(261)	436
Total change in market value as of June 30, 2020	$8,557	($58,174)
Total change in market value as of December 31, 2019	$17,741	($81,705)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2020.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020 (“Annual Report”) and Part II. Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 7, 2020 (the “First Quarter 10-Q”), based on information currently known to us and recent developments since the date of the First Quarter 10-Q filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report and Part II. Item 1A. “Risk Factors” of our First Quarter 10-Q. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report and First Quarter 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we and our third party service providers have put in place for employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of social distancing, shelter in place and stay home orders in the states and communities we serve, have reduced business activity and financial transactions. While certain of these restrictions have been eased and workplaces in the communities we serve are beginning to reopen, the pace of reopening is measured and these government policies and directives are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue. Pandemic-related delays in our ability to execute appraisals of collateral securing loans may cause disruption in the loan origination process and add uncertainty about the adequacy of our allowance for credit losses. The measures we have taken to aid our customers, including short-term loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Further deterioration in economic and financial market conditions may require us to increase our provision for credit losses or recognize impairments on investment securities we hold, goodwill, intangible assets and right-of-use-assets. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. The increase in financial market volatility and a corresponding increase in trading frequency also means that our Wealth Management Services business is subject to an increased risk of trading errors, and the risk that any trading errors are of an increased magnitude.

While the COVID-19 pandemic negatively impacted our results of operations for the first half of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.
As of June 30, 2020, there were 1,690 PPP loans with a carrying value of $212.2 million included in our commercial and industrial loan portfolio. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency or the processing fee from us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

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
101
The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.

104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 6, 2020	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 6, 2020	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	August 6, 2020	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller
(principal accounting officer)