Form 10-Q
period 2020-09-30
WASHINGTON TRUST BANCORP INC
filed 2020-11-04
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	September 30, 2020	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of October 31, 2020 was 17,264,769.

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	September 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$204,113	$132,193
Short-term investments	7,902	6,262
Mortgage loans held for sale, at fair value	68,095	27,833
Available for sale debt securities, at fair value (amortized cost $899,839; net of allowance for credit losses on securities of $0 at September 30, 2020)	913,850	899,490
Federal Home Loan Bank stock, at cost	37,469	50,853
Loans:
Total loans	4,282,047	3,892,999
Less: allowance for credit losses on loans	42,645	27,014
Net loans	4,239,402	3,865,985
Premises and equipment, net	27,711	28,700
Operating lease right-of-use assets	29,861	26,792
Investment in bank-owned life insurance	83,623	82,490
Goodwill	63,909	63,909
Identifiable intangible assets, net	6,530	7,218
Other assets	167,327	100,934
Total assets	$5,849,792	$5,292,659
Liabilities:
Deposits:
Noninterest-bearing deposits	$840,444	$609,924
Interest-bearing deposits	3,445,249	2,888,958
Total deposits	4,285,693	3,498,882
Federal Home Loan Bank advances	713,868	1,141,464
Payment Protection Program Lending Facility	105,746	—
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	32,012	28,861
Other liabilities	162,099	97,279
Total liabilities	5,322,099	4,789,167
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,260,219 shares outstanding at September 30, 2020 and 17,363,455 shares issued and outstanding at December 31, 2019	1,085	1,085
Paid-in capital	124,768	123,281
Retained earnings	408,773	390,363
Accumulated other comprehensive income (loss)	(3,403)	(11,237)
Treasury stock, at cost; 103,238 shares at September 30, 2020	(3,530)	—
Total shareholders’ equity	527,693	503,492
Total liabilities and shareholders’ equity	$5,849,792	$5,292,659
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2020	2019	2020	2019
	Interest income:
	Interest and fees on loans	$34,925	$41,558	$110,938	$125,440
	Interest on mortgage loans held for sale	468	410	1,193	878
	Taxable interest on debt securities	4,870	6,318	16,181	20,550
	Nontaxable interest on debt securities	—	1	—	18
	Dividends on Federal Home Loan Bank stock	532	747	1,826	2,162
	Other interest income	39	493	424	1,232
	Total interest and dividend income	40,834	49,527	130,562	150,280
	Interest expense:
	Deposits	5,532	9,792	21,180	27,957
	Federal Home Loan Bank advances	3,354	6,512	13,501	20,153
	Junior subordinated debentures	135	245	519	750
	Other interest expense	159	—	161	—
	Total interest expense	9,180	16,549	35,361	48,860
	Net interest income	31,654	32,978	95,201	101,420
	Provision for credit losses	1,325	400	10,561	1,575
	Net interest income after provision for credit losses	30,329	32,578	84,640	99,845
	Noninterest income:
	Wealth management revenues	8,954	9,153	26,248	27,954
	Mortgage banking revenues	12,353	4,840	33,300	11,126
	Card interchange fees	1,161	1,099	3,139	3,114
	Service charges on deposit accounts	598	939	1,975	2,743
	Loan related derivative income	1,264	1,407	3,818	2,877
	Income from bank-owned life insurance	567	569	1,922	1,784
	Net realized losses on securities	—	—	—	(80)
	Other income	571	335	1,313	944
	Total noninterest income	25,468	18,342	71,715	50,462
	Noninterest expense:
	Salaries and employee benefits	21,892	18,332	60,824	54,387
	Outsourced services	3,160	2,722	8,944	7,846
	Net occupancy	2,012	1,933	5,940	5,835
	Equipment	934	1,046	2,806	3,085
	Legal, audit and professional fees	1,252	645	2,733	1,843
	FDIC deposit insurance costs	392	(460)	1,488	509
	Advertising and promotion	384	368	829	1,132
	Amortization of intangibles	228	236	688	714
	Other expenses	2,090	2,048	7,023	6,634
	Total noninterest expense	32,344	26,870	91,275	81,985
	Income before income taxes	23,453	24,050	65,080	68,322
	Income tax expense	5,131	5,236	13,817	14,740
	Net income	$18,322	$18,814	$51,263	$53,582

	Net income available to common shareholders	$18,285	$18,778	$51,154	$53,477
	Weighted average common shares outstanding - basic	17,260	17,338	17,287	17,324
	Weighted average common shares outstanding - diluted	17,317	17,414	17,369	17,406
Per share information:	Basic earnings per common share	$1.06	$1.08	$2.96	$3.09
	Diluted earnings per common share	$1.06	$1.08	$2.95	$3.07
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2020	2019	2020	2019
Net income	$18,322	$18,814	$51,263	$53,582
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	(3,505)	2,886	7,493	19,940
Net change in fair value of cash flow hedges	154	(171)	(888)	(1,235)
Net change in defined benefit plan obligations	410	227	1,229	680
Total other comprehensive (loss) income, net of tax	(2,941)	2,942	7,834	19,385
Total comprehensive income	$15,381	$21,756	$59,097	$72,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended September 30, 2020	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2020	17,260	$1,085	$123,684	$399,386	($462)	($3,530)	$520,163
Net income	—	—	—	18,322	—	—	18,322
Total other comprehensive loss	—	—	—	—	(2,941)	—	(2,941)
Cash dividends declared ($0.51 per share)	—	—	—	(8,935)	—	—	(8,935)
Share-based compensation	—	—	1,083	—	—	—	1,083
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	—	—	1	—	—	—	1
Balance at September 30, 2020	17,260	$1,085	$124,768	$408,773	($3,403)	($3,530)	$527,693

For the nine months ended September 30, 2020	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2019	17,363	$1,085	$123,281	$390,363	($11,237)	$—	$503,492
Cumulative effect of change in accounting principle - Topic 326	—	—	—	(6,108)	—	—	(6,108)
Net income	—	—	—	51,263	—	—	51,263
Total other comprehensive income	—	—	—	—	7,834	—	7,834
Cash dividends declared ($1.53 per share)	—	—	—	(26,745)	—	—	(26,745)
Share-based compensation	—	—	2,696	—	—	—	2,696
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	22	—	(1,209)	—	—	792	(417)
Treasury stock purchased under 2019 Stock Repurchase Program	(125)	—	—	—	—	(4,322)	(4,322)
Balance at September 30, 2020	17,260	$1,085	$124,768	$408,773	($3,403)	($3,530)	$527,693
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended September 30, 2019	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at June 30, 2019	17,336	$1,083	$121,115	$373,873	($11,866)	$—	$484,205
Net income	—	—	—	18,814	—	—	18,814
Total other comprehensive income	—	—	—	—	2,942	—	2,942
Cash dividends declared ($0.51 per share)	—	—	—	(8,922)	—	—	(8,922)
Share-based compensation	—	—	792	—	—	—	792
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	2	1	(7)	—	—	—	(6)
Balance at September 30, 2019	17,338	$1,084	$121,900	$383,765	($8,924)	$—	$497,825

For the nine months ended September 30, 2019	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2018	17,302	$1,081	$119,888	$355,524	($28,309)	$—	$448,184
Cumulative effect of change in accounting principle - Topic 842	—	—	—	722	—	—	722
Net income	—	—	—	53,582	—	—	53,582
Total other comprehensive income	—	—	—	—	19,385	—	19,385
Cash dividends declared ($1.49 per share)	—	—	—	(26,063)	—	—	(26,063)
Share-based compensation	—	—	2,295	—	—	—	2,295
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	36	3	(283)	—	—	—	(280)
Balance at September 30, 2019	17,338	$1,084	$121,900	$383,765	($8,924)	$—	$497,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Nine months ended September 30,	2020	2019
	Cash flows from operating activities:
	Net income	$51,263	$53,582
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	10,561	1,575
	Depreciation of premises and equipment	2,318	2,478
	Net amortization of premiums and discounts on debt securities and loans	4,101	3,113
	Amortization of intangibles	688	714
	Share-based compensation	2,696	2,295
	Tax (expense) benefit from stock option exercises and other equity awards	(70)	202
	Income from bank-owned life insurance	(1,922)	(1,784)
	Net gains on loan sales, including fair value adjustments	(33,799)	(10,749)
	Net realized losses on securities	—	80
	Proceeds from sales of loans, net	586,677	365,057
	Loans originated for sale	(599,789)	(380,635)
	(Increase) decrease in operating lease right-of-use assets	(3,069)	1,422
	Increase (decrease) in operating lease liabilities	3,151	(1,312)
	Increase in other assets	(67,262)	(41,239)
	Increase in other liabilities	62,634	42,575
	Net cash provided by operating activities	18,178	37,374
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(247,957)	(72,262)
	Available for sale debt securities: Other	(129,000)	(10,507)
Proceeds from sale of:	Other investment securities available for sale	—	9,920
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	228,268	96,521
	Available for sale debt securities: Other	140,500	51,135
	Net redemption (purchases) of Federal Home Loan Bank stock	13,384	1,038
	Net increase in loans	(332,850)	(92,135)
	Purchases of loans	(51,081)	(7,324)
	Proceeds from the sale of property acquired through foreclosure or repossession	1,107	—
	Purchases of premises and equipment	(1,331)	(2,768)
	Proceeds from surrender of bank-owned life insurance	787	326
	Equity investment in real estate limited partnership	—	(1,256)
	Net cash used in investing activities	(378,173)	(27,312)
	Cash flows from financing activities:
	Net increase in deposits	786,811	62,105
	Proceeds from Federal Home Loan Bank advances	1,592,500	1,334,000
	Repayment of Federal Home Loan Bank advances	(2,020,096)	(1,327,936)
	Proceeds from Payment Protection Program Lending Facility	200,628	—
	Repayment of Payment Protection Program Lending Facility	(94,882)	—
	Treasury stock purchased	(4,322)	—
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(417)	(280)
	Cash dividends paid	(26,667)	(25,322)
	Net cash provided by financing activities	433,555	42,567
	Net increase in cash and cash equivalents	73,560	52,629
	Cash and cash equivalents at beginning of period	138,455	93,475
	Cash and cash equivalents at end of period	$212,015	$146,104
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows – continued (unaudited)	(Dollars in thousands)

Nine months ended September 30,	2020	2019
Noncash Activities:
Loans charged off	$1,072	$1,888
Loans transferred to property acquired through foreclosure or repossession	28	2,000
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
In conjunction with the adoption of ASU 2017-12 as detailed in Note 2 to the Unaudited Consolidated Financial Statements, the following qualifying debt securities classified as held to maturity were transferred to available for sale:

Fair value of debt securities transferred from held to maturity to available for sale	—	10,316
Supplemental Disclosures:
Interest payments	$36,868	$47,168
Income tax payments	15,039	14,531
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

Risks and Uncertainties
The COVID-19 pandemic has caused an unprecedented disruption to the economy and the communities we serve. The U.S. government and regulatory agencies have taken several actions to provide support to the U.S. economy. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion stimulus bill, was signed into law on March 27, 2020. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also included extensive emergency funding for hospitals and providers. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act, as well as other recent legislative and regulatory relief efforts, could have a material impact on the Corporation’s operations. Also, the actions of the Board of Governors of the Federal Reserve System (the “FRB”) to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect the Corporation’s net interest income and margins, and profitability.

Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for credit losses. It also is possible that asset quality could worsen, expenses associated with collection efforts could increase and loan charge-offs could increase.

Washington Trust is participating in the Small Business Administration's (“SBA’s”) Paycheck Protection Program (“PPP”), providing loans to small businesses negatively impacted by the COVID-19 pandemic. PPP loans are fully guaranteed by the U.S. government, if that should change, Washington Trust could be required to increase its allowance for credit losses through an additional provision for credit losses charged to earnings. PPP loans amounted to $216.8 million as of September 30, 2020.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2020
Financial Instruments - Credit Losses - Topic 326
Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), was issued in June 2016. ASU 2016-13 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. For available for sale debt securities with unrealized losses, Topic 326 requires credit losses to be recognized as an allowance rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses are recognized immediately in earnings rather than as interest income over time. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective. This ASU was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Corporation adopted ASU 2016-13, including the subsequent ASUs issued to clarify Topic 326, on January 1, 2020.

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

The Corporation elected the five-year phase-in option, provided by regulatory guidance issued by the Federal Deposit Insurance Corporation (“FDIC”) in March 2020, which delays the estimated impact of Topic 326 on regulatory capital for the first two years and then phases it in over a three-year period beginning in 2022. See Note 8 for additional disclosure on regulatory capital.

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

The Corporation has assembled a cross-functional project team that meets periodically to discuss the implementation of ASU 2020-04. The Corporation has completed an inventory of contracts that reference LIBOR and is currently reviewing underlying documents and contracts, as well as assessing the risks with the transition to a new reference rate.

ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Corporation has not yet adopted ASU 2020-04 and is currently evaluating the effect that this ASU will have on the Corporation’s consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Receivables - Topic 310
Accounting Standards Update No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”), was issued in October 2020 to provide further clarification and update the previously issued guidance in ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20: Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 shortened the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The Corporation early adopted the provisions of ASU 2017-08, effective January 1, 2017. ASU 2020-08 requires that at each reporting period, to the extent that the amortized cost of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess premium shall be amortized to the next call date. ASU 2020-08 is effective for fiscal years ending after December 15, 2020 and early adoption is not permitted. The provisions under ASU 2020-08 are required to be applied prospectively. The adoption of ASU 2020-08 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

As of September 30, 2020 and December 31, 2019, cash and due from banks includes interest-bearing deposits in other banks of $162.8 million and $83.4 million, respectively. See Note 9 for additional disclosure regarding cash collateral pledged to derivative counterparties.

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

The Corporation has made an accounting policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in other assets in the Unaudited Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate of credit losses. Accrued interest receivable on available for sale debt securities totaled $2.5 million and $2.9 million, respectively, as of September 30, 2020 and December 31, 2019.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2020 and 2019.

For available for sale debt securities in an unrealized loss position, management first assesses whether the Corporation intends to sell, or if it is likely that the Corporation will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charge to earnings. For debt securities available for sale that do not meet either of these criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers both quantitative and qualitative factors.

A substantial portion of available for sale debt securities held by the Corporation are obligations issued by U.S. government agency and U.S. government-sponsored enterprises, including mortgage-backed securities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
history of no credit losses. For these securities, management takes into consideration the long history of no credit losses and other factors to assess the risk of nonpayment even if the U.S. government were to default. As such, the Corporation utilized a zero credit loss estimate for these securities. For available for sale debt securities that are not guaranteed by U.S. government agencies and U.S. government-sponsored enterprises, such as individual name issuer trust preferred debt securities and corporate bonds, management utilizes a third party credit modeling tool based on observable market data, which assists management in identifying any potential credit risk associated with these available for sale debt securities. This model estimates probability of default, loss given default and exposure at default for each security. In addition, qualitative factors are also considered, including the extent to which fair value is less than amortized cost, changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If a credit loss exists based on the results of this assessment, an ACL (contra asset) is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is considered market-related and is recognized in other comprehensive income, net of taxes.

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

Available for Sale Debt Securities
The following table presents the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$145,778	$1,058	($296)	$—	$146,540
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	729,575	16,239	(743)	—	745,071
Individual name issuer trust preferred debt securities	13,336	—	(973)	—	12,363
Corporate bonds	11,150	—	(1,274)	—	9,876
Total available for sale debt securities	$899,839	$17,297	($3,286)	$—	$913,850

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

As of September 30, 2020 and December 31, 2019, debt securities with a fair value of $312.2 million and $431.9 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRB’s discount window, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)	Available for Sale
September 30, 2020	Amortized Cost	Fair Value
Due in one year or less	$103,108	$105,289
Due after one year to five years	314,187	320,191
Due after five years to ten years	304,576	307,688
Due after ten years	177,968	180,682
Total debt securities	$899,839	$913,850

Included in the above table are debt securities with an amortized cost balance of $169.0 million and a fair value of $167.4 million at September 30, 2020 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 4 years to 16 years, with call features ranging from 1 month to 2 years.

The following table summarizes amounts relating to sales of securities:

(Dollars in thousands)	Three Months		Nine Months
For the periods ended September 30,	2020	2019	2020	2019
Proceeds from sales	$—	$—	$—	$9,920

Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	(80)
Net realized losses on securities	$—	$—	$—	($80)

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

The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses on securities has not been recorded at September 30, 2020, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2020	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$43,704	($296)	—	$—	$—	4	$43,704	($296)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	16	148,609	(743)	—	—	—	16	148,609	(743)
Individual name issuer trust preferred debt securities	—	—	—	5	12,363	(973)	5	12,363	(973)
Corporate bonds	—	—	—	3	9,876	(1,274)	3	9,876	(1,274)
Total	20	$192,313	($1,039)	8	$22,239	($2,247)	28	$214,552	($3,286)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at September 30, 2020. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no allowance for credits losses on securities was recorded at September 30, 2020.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at September 30, 2020 were five trust preferred securities issued by four individual companies in the banking sector.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of September 30, 2020, there were two individual name issuer trust preferred debt securities with an amortized cost of $4.0 million and unrealized losses of $358 thousand that were rated below investment grade by Standard & Poors, Inc. (“S&P”). We noted no additional downgrades to below investment grade between September 30, 2020 and the filing date of this report.  Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not material changes in the credit quality of the issuers of the debt securities.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses on securities was recorded at September 30, 2020.

Corporate Bonds
At September 30, 2020, the Corporation had three corporate bond holdings with unrealized losses totaling $1.3 million. These investment grade corporate bonds were issued by large corporations in the financial services industry. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at September 30, 2020. Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses was recorded at September 30, 2020.

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commercial:
Commercial real estate (1)	$1,665,745	$1,547,572
Commercial & industrial (2)	822,269	585,289
Total commercial	2,488,014	2,132,861
Residential Real Estate:
Residential real estate (3)	1,506,726	1,449,090
Consumer:
Home equity	268,551	290,874
Other (4)	18,756	20,174
Total consumer	287,307	311,048
Total loans (5)	$4,282,047	$3,892,999
(1)Commercial real estate (“CRE”) consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)Commercial and industrial (“C&I”) consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $216.8 million of PPP loans as of September 30, 2020.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination fees of $670 thousand at September 30, 2020 and net unamortized loan origination costs of $5.3 million, at December 31, 2019 and net unamortized premiums on purchased loans of $919 thousand and $995 thousand, respectively, at September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, loans amounting to $2.2 billion and $2.1 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB. See Note 7 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
September 30, 2020	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$431	$431	$1,665,314	$1,665,745
Commercial & industrial	21	—	—	21	822,248	822,269
Total commercial	21	—	431	452	2,487,562	2,488,014
Residential Real Estate:
Residential real estate	2,689	890	4,502	8,081	1,498,645	1,506,726
Consumer:
Home equity	969	166	618	1,753	266,798	268,551
Other	18	2	88	108	18,648	18,756
Total consumer	987	168	706	1,861	285,446	287,307
Total loans	$3,697	$1,058	$5,639	$10,394	$4,271,653	$4,282,047

(Dollars in thousands)	Days Past Due
December 31, 2019	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$830	$—	$603	$1,433	$1,546,139	$1,547,572
Commercial & industrial	1	—	—	1	585,288	585,289
Total commercial	831	—	603	1,434	2,131,427	2,132,861
Residential Real Estate:
Residential real estate	4,574	2,155	4,700	11,429	1,437,661	1,449,090
Consumer:
Home equity	971	729	996	2,696	288,178	290,874
Other	42	—	88	130	20,044	20,174
Total consumer	1,013	729	1,084	2,826	308,222	311,048
Total loans	$6,418	$2,884	$6,387	$15,689	$3,877,310	$3,892,999

Included in past due loans as of September 30, 2020 and December 31, 2019, were nonaccrual loans of $8.8 million and $11.5 million, respectively.

All loans 90 days or more past due at September 30, 2020 and December 31, 2019 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Sep 30, 2020	Dec 31, 2019
Commercial:
Commercial real estate	$431	$603
Commercial & industrial	—	657
Total commercial	431	1,260
Residential Real Estate:
Residential real estate	12,792	14,297
Consumer:
Home equity	1,429	1,763
Other	88	88
Total consumer	1,517	1,851
Total nonaccrual loans	$14,740	$17,408
Accruing loans 90 days or more past due	$—	$—

For nonaccrual loans with a carrying value of $2.9 million as of September 30, 2020, no ACL was deemed necessary.

As of September 30, 2020 and December 31, 2019, nonaccrual loans secured by one- to four-family residential property amounting to $2.9 million and $5.8 million, respectively, were in process of foreclosure.

Nonaccrual loans of $5.9 million were current as to the payment of principal and interest at both September 30, 2020 and December 31, 2019.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2020.

The following table presents interest income recognized on nonaccrual loans segregated by loan class:

(Dollars in thousands)	Interest Income Recognized
Periods ended September 30, 2020	Three Months	Nine Months
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	70	341
Consumer:
Home equity	11	51
Other	—	—
Total consumer	11	51
Total	$81	$392

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

TDRs are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan.  Loans that are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term and full collection of principal and interest is in doubt.

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

The following table presents the recorded investment in TDRs and certain other information related to TDRs:

(Dollars in thousands)	Sep 30, 2020	Dec 31, 2019
Accruing TDRs	$5,756	$377
Nonaccrual TDRs	2,894	492
Total TDRs	$8,650	$869

Specific reserves on TDRs included in the ACL on loans	$101	$97
Additional commitments to lend to borrowers with TDRs	$—	$—

The Corporation has elected to account for eligible loan modifications under Section 4013 of the CARES Act. To be eligible, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) December 31, 2020. Eligible loan modifications are not required to be classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status in accordance with the nonaccrual loans accounting policy described above. Through September 30, 2020, we have executed loan payment deferment modifications on 617 loans totaling $685.4 million. The majority of these modifications qualified as eligible loan modifications under Section 4013 of the CARES Act and therefore, were not required to be classified as TDRs and were not reported as past due. Seventeen of these modifications on loan balances of $7.8 million were past due before the COVID-19 pandemic and therefore, were classified as TDRs and were included in past due loans as of September 30, 2020. Washington Trust has active deferrals on 253 loans totaling $418.2 million as of September 30, 2020.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present loans modified as a TDR:

(Dollars in thousands)			Outstanding Recorded Investment
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended September 30,	2020	2019	2020	2019	2020	2019
Commercial:
Commercial real estate	—	—	$—	$—	$—	$—
Commercial & industrial	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Residential Real Estate:
Residential real estate	4	—	2,092	—	2,092	—
Consumer:
Home equity	1	—	71	—	71	—
Other	—	—	—	—	—	—
Total consumer	1	—	$71	$—	$71	$—
Total	5	—	$2,163	$—	$2,163	$—

(Dollars in thousands)			Outstanding Recorded Investment
	# of Loans		Pre-Modifications		Post-Modifications
Nine months ended September 30,	2020	2019	2020	2019	2020	2019
Commercial:
Commercial real estate	1	—	$841	$—	$841	$—
Commercial & industrial	2	—	460	—	460	—
Total commercial	3	—	1,301	—	1,301	—
Residential Real Estate:
Residential real estate	10	—	5,604	—	5,604	—
Consumer:
Home equity	4	—	873	—	873	—
Other	—	—	—	—	—	—
Total consumer	4	—	$873	$—	$873	$—
Total	17	—	$7,778	$—	$7,778	$—

The following table presents information on how loans were modified as a TDR:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2020	2019	2020	2019
Below-market interest rate concession	$—	$—	$—	$—
Payment deferral	2,163	—	7,365	—
Maturity / amortization concession	—	—	—	—
Interest only payments	—	—	—	—
Combination (1)	—	—	413	—
Total	$2,163	$—	$7,778	$—
(1)    Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present payment defaults on TDRs modified within the previous 12 months:

(Dollars in thousands)	# of Loans		Recorded Investment
Three months ended September 30,	2020	2019	2020	2019
Residential real estate:
Residential real estate	1	—	$903	$—
Consumer:
Home equity	1	—	47	—
Other	—	—	—	—
Totals	2	—	$950	$—

(Dollars in thousands)	# of Loans		Recorded Investment
Nine months ended September 30,	2020	2019	2020	2019
Residential real estate:
Residential real estate	1	—	$903	$—
Consumer:
Home equity	1	—	47	—
Other	—	—	—	—
Totals	2	—	$950	$—

Individually Analyzed Loans
Effective January 1, 2020, individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. As of September 30, 2020, the carrying value of individually analyzed loans amounted to $15.7 million, of which $7.5 million were considered collateral dependent.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)
As of September 30, 2020	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$431	$146
Commercial & industrial (2)	409	—
Total commercial	840	146
Residential Real Estate:
Residential real estate (3)	5,845	—
Consumer:
Home equity (3)	825	232
Other	—	—
Total consumer	825	232
Total	$7,510	$378
(1)    Secured by income-producing property.
(2)    Secured by business assets.
(3)     Secured by one- to four-family residential properties.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Prior to January 1, 2020, impaired loans included nonaccrual loans and executed TDRs. The Corporation identified loss allocations for impaired loans on an individual loan basis. The following is a summary of impaired loans:

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
(1)The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs. For accruing impaired loans (TDRs for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class.

(Dollars in thousands)	Three Months		Nine Months
For the periods ended September 30, 2019	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$886	$—	$929	$1
Commercial & industrial	—	—	2,835	103
Total commercial	886	—	3,764	104
Residential Real Estate:
Residential real estate	12,017	109	10,972	331
Consumer:
Home equity	1,414	16	1,409	43
Other	108	3	55	2
Total consumer	1,522	19	1,464	45
Total	$14,425	$128	$16,200	$480

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

In addition, other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and home equity consumer loans. Among these techniques is the periodic tracking of loans with an updated Fair Isaac Corporation (“FICO”) score and an estimated loan to value (“LTV”) ratio. LTV is estimated based on such factors as the location, the original LTV ratio, and the date of origination of the loan and do not reflect actual appraisal amounts. The results of these analyses and other loan review procedures, including selected targeted internal reviews, are taken into consideration in the determination of qualitative loss factors for residential real estate and home equity consumer credits.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$231,992	$387,398	$317,206	$253,085	$158,862	$270,453	$14,778	$2,406	$1,636,180
Special Mention	649	—	18,104	9,537	—	844	—	—	29,134
Classified	—	—	—	—	—	431	—	—	431
Total CRE	232,641	387,398	335,310	262,622	158,862	271,728	14,778	2,406	1,665,745
C&I:
Pass	284,453	96,228	83,099	62,716	67,899	98,371	98,285	1,380	792,431
Special Mention	1,398	573	—	2,429	293	15,007	3,273	68	23,041
Classified	409	—	—	—	—	6,388	—	—	6,797
Total C&I	286,260	96,801	83,099	65,145	68,192	119,766	101,558	1,448	822,269
Residential Real Estate:
Residential real estate:
Current	351,153	300,217	176,465	179,310	145,739	345,761	—	—	1,498,645
Past Due	—	238	627	768	401	6,047	—	—	8,081
Total residential real estate	351,153	300,455	177,092	180,078	146,140	351,808	—	—	1,506,726
Consumer:
Home equity:
Current	8,821	8,247	4,425	1,858	1,379	4,432	225,650	11,986	266,798
Past Due	—	—	—	50	—	63	489	1,151	1,753
Total home equity	8,821	8,247	4,425	1,908	1,379	4,495	226,139	13,137	268,551
Other:
Current	2,801	2,437	1,713	1,992	628	8,746	330	1	18,648
Past Due	9	11	—	—	88	—	—	—	108
Total other	2,810	2,448	1,713	1,992	716	8,746	330	1	18,756
Total Loans	$881,685	$795,349	$601,639	$511,745	$375,289	$756,543	$342,805	$16,992	$4,282,047

Consistent with industry practice, Washington Trust may renew commercial loans at or immediately prior to their maturity. In the table above, renewals subject to full credit evaluation before being granted are reported as originations in the period renewed.

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

The Corporation has made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately in other assets in the Unaudited Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate of credit losses. Accrued interest receivable on loans totaled $10.9 million and $11.0 million, respectively, as of September 30, 2020 and December 31, 2019.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate (including commercial construction loans), commercial and industrial (including PPP loans), residential real estate (including homeowner construction), home equity and other consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

For loans that are individually analyzed, the ACL is measured using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the activity in the ACL on loans for the three months ended September 30, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$20,283	$11,278	$31,561	$8,053	$1,394	$433	$1,827	$41,441
Charge-offs	—	(2)	(2)	(99)	—	(10)	(10)	(111)
Recoveries	—	2	2	—	4	9	13	15
Provision	1,474	(93)	1,381	(35)	(51)	5	(46)	1,300
Ending Balance	$21,757	$11,185	$32,942	$7,919	$1,347	$437	$1,784	$42,645

The following table presents the activity in the ACL on loans for the nine months ended September 30, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014
Adoption of Topic 326 (1)	3,405	3,029	6,434	221	(106)	(48)	(154)	6,501
Charge-offs	(172)	(585)	(757)	(99)	(174)	(42)	(216)	(1,072)
Recoveries	—	11	11	—	11	23	34	45
Provision	3,783	4,809	8,592	1,182	226	157	383	10,157
Ending Balance	$21,757	$11,185	$32,942	$7,919	$1,347	$437	$1,784	$42,645
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 7 - Borrowings
Advances payable to the FHLB amounted to $713.9 million and $1.1 billion, respectively, at September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Bank had access to a $40.0 million unused line of credit and also had remaining available borrowing capacity of $828.4 million and $535.0 million, respectively, with the FHLB. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of September 30, 2020:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2020 to December 31, 2020	$365,437	1.33%
2021	258,222	1.04
2022	813	5.12
2023	5,238	3.80
2024	40,900	2.51
2025 and thereafter	43,258	3.29
Balance at September 30, 2020	$713,868	1.44%

In the second quarter of 2020, Washington Trust began participating in the FRB’s Paycheck Protection Program Liquidity Facility ("PPPLF"). PPPLF extends credit to depository institutions at a fixed interest rate of 0.35%. Only PPP loans can be pledged as collateral to access the facility. The maturity date of the PPPLF borrowings matches the maturity date of the pledged PPP loans. As of September 30, 2020, PPPLF borrowings amounted to $105.7 million and have scheduled maturities in the second quarter of 2022. PPP loans totaling $105.7 million were pledged as collateral to the FRB as of September 30, 2020.

Note 8 - Shareholders' Equity
2019 Stock Repurchase Program
The Corporation’s 2019 Stock Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2019 Stock Repurchase Program expired October 31, 2020.  As of September 30, 2020, 124,863 shares had been repurchased under the 2019 Stock Repurchase Program, totaling $4.3 million, at an average price of $34.61. All of the shares were repurchased prior to the suspension of the 2019 Stock Repurchase Program effective March 25, 2020.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at September 30, 2020 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$527,140	13.09%	$322,243	8.00%	N/A	N/A
Bank	524,468	13.02	322,164	8.00	$402,705	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	492,683	12.23	241,682	6.00	N/A	N/A
Bank	490,011	12.17	241,623	6.00	322,164	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	470,684	11.69	181,262	4.50	N/A	N/A
Bank	490,011	12.17	181,217	4.50	261,758	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	492,683	8.77	224,714	4.00	N/A	N/A
Bank	490,011	8.73	224,625	4.00	280,782	5.00

December 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	494,603	12.94	305,728	8.00	N/A	N/A
Bank	490,993	12.85	305,693	8.00	382,116	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	467,296	12.23	229,296	6.00	N/A	N/A
Bank	463,686	12.13	229,270	6.00	305,693	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	445,298	11.65	171,972	4.50	N/A	N/A
Bank	463,686	12.13	171,952	4.50	248,375	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	467,296	9.04	206,682	4.00	N/A	N/A
Bank	463,686	8.98	206,596	4.00	258,245	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at September 30, 2020 and December 31, 2019.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both September 30, 2020 and December 31, 2019, $22.0 million in trust preferred securities were included in the Tier 1 Capital of the Corporation for regulatory capital reporting purposes pursuant to the FRB’s capital adequacy guidelines.

In response to the recent disruptions in economic conditions caused by the COVID-19 pandemic and the uncertainty of its overall effects on the economy, the FDIC issued an interim final rule (“IFR”) on March 27, 2020 that delays the estimated impact on regulatory capital stemming from the adoption of Topic 326, often referred to as CECL. The amount of capital relief provided in the CECL IFR is an estimate of the approximate difference in ACL under the CECL accounting methodology relative to the previously used incurred loss accounting methodology for the first two years of the five-year

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
transition period. The cumulative difference at the end of the second year of the transition period will then be phased-in to regulatory capital over a three-year transition period beginning in 2022. As discussed in Note 2, the Corporation has elected this five-year phase-in option.

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

Cash Flow Hedging Instruments
As of September 30, 2020 and December 31, 2019, the Corporation had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Corporation obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. The caps mature in November and December of 2020.

As of September 30, 2020 and December 31, 2019, the Corporation had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of September 30, 2020, the Corporation had no interest rate floor contracts. As of December 31, 2019, the Corporation had three interest rate floor contracts with a total notional amount of $300.0 million. These contracts were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Corporation obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. During the nine months ended September 30, 2020, the three interest rate floor contracts matured.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When the Corporation enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  The Corporation retains the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of September 30, 2020 and December 31, 2019, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $995.7 million and $813.5 million, respectively, and equal amounts of “mirror” swap contracts with third party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of September 30, 2020, the notional amounts of risk participation-out agreements and risk participation-in agreements were $60.4 million and $92.9 million, respectively, compared to $61.2 million and $72.9 million, respectively, as of December 31, 2019.

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

As of September 30, 2020, the notional amounts of interest rate lock commitments and forward sale commitments were $180.1 million and $312.1 million, respectively, compared to $51.4 million and $94.8 million, respectively, as of December 31, 2019.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2020	Dec 31, 2019	Balance Sheet Location	Sep 30, 2020	Dec 31, 2019
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swaps	Other assets	—	—	Other liabilities	2,224	730
Interest rate floors	Other assets	—	3	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	86,500	27,736	Other liabilities	—	358
Mirror swaps with counterparties	Other assets	—	351	Other liabilities	86,955	27,819
Risk participation agreements	Other assets	25	1	Other liabilities	3	1
Mortgage loan commitments:
Interest rate lock commitments	Other assets	6,882	1,097	Other liabilities	—	—
Forward sale commitments	Other assets	111	30	Other liabilities	3,726	827
Gross amounts		93,518	29,218		92,908	29,735
Less amounts offset in Consolidated Balance Sheets (1)		—	354		—	354
Net amounts presented in Consolidated Balance Sheets		93,518	28,864		92,908	29,381
Less collateral pledged (2)		—	—		85,516	27,105
Net amounts		$93,518	$28,864		$7,392	$2,276
(1)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(2)Collateral pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The following tables present the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
	Three Months		Nine Months
Periods ended September 30,	2020	2019	2020	2019
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$25	$18	$71	$32
Interest rate swaps	214	(211)	(1,109)	(1,442)
Interest rate floors	(85)	22	150	175
Total	$154	($171)	($888)	($1,235)

For derivatives designated as cash flow hedging instruments, see Note 15 for additional disclosure pertaining to the amounts and location of reclassifications from accumulated other comprehensive income into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months		Nine Months
Periods ended September 30,	Statement of Income Location	2020	2019	2020	2019
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	$767	$12,284	$67,258	$39,568
Mirror swaps with counterparties	Loan related derivative income	499	(11,108)	(63,655)	(36,958)
Risk participation agreements	Loan related derivative income	(2)	213	215	213
Foreign exchange contracts	Loan related derivative income	—	18	—	54
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(1,499)	(340)	5,785	955
Forward sale commitments	Mortgage banking revenues	(4,743)	(101)	(10,733)	(1,969)
Total		($4,978)	$966	($1,130)	$1,863

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

Fair value is a market-based measurement, not an entity-specific measurement.  Fair value measurements are determined based on the assumptions the market participants would use in pricing the asset or liability.  In addition, GAAP specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Corporation’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•Level 1 – Quoted prices for identical assets or liabilities in active markets.
•Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in the markets and which reflect the Corporation’s market assumptions.

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Aggregate fair value	$68,095	$27,833
Aggregate principal balance	65,263	27,168
Difference between fair value and principal balance	$2,832	$665

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election amounted to increases of $1.1 million and $2.2 million, respectively, in the three and nine months ended September 30, 2020, compared to increases

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
of $82 thousand and $462 thousand, respectively, in the three and nine months ended September 30, 2019. These amounts were partially offset in earnings by the changes in fair value of forward sale commitments used to economically hedge them. The changes in fair value are reported as a component of mortgage banking revenues in the Unaudited Consolidated Statements of Income.

There were no mortgage loans held for sale 90 days or more past due as of September 30, 2020 and December 31, 2019.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at September 30, 2020 and December 31, 2019.

Level 2 debt securities are traded less frequently than exchange-traded instruments. The fair value of these securities is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category includes obligations of U.S. government-sponsored enterprises, including mortgage-backed securities, individual name issuer trust preferred debt securities and corporate bonds.

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at September 30, 2020 and December 31, 2019.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Derivatives
Interest rate cap, swap and floor contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation also evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. Although the Corporation has determined that the majority of the inputs used to value its interest rate swap, cap and floor contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with interest rate contracts and risk participation agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Corporation and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$146,540	$—	$146,540	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	745,071	—	745,071	—
Individual name issuer trust preferred debt securities	12,363	—	12,363	—
Corporate bonds	9,876	—	9,876	—
Mortgage loans held for sale	68,095	—	68,095	—
Derivative assets	93,518	—	93,518	—
Total assets at fair value on a recurring basis	$1,075,463	$—	$1,075,463	$—
Liabilities:
Derivative liabilities	$92,908	$—	$92,908	$—
Total liabilities at fair value on a recurring basis	$92,908	$—	$92,908	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$157,648	$—	$157,648	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	719,080	—	719,080	—
Individual name issuer trust preferred debt securities	12,579	—	12,579	—
Corporate bonds	10,183	—	10,183	—
Mortgage loans held for sale	27,833	—	27,833	—
Derivative assets	28,864	—	28,864	—
Total assets at fair value on a recurring basis	$956,187	$—	$956,187	$—
Liabilities:
Derivative liabilities	$29,381	$—	$29,381	$—
Total liabilities at fair value on a recurring basis	$29,381	$—	$29,381	$—

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at September 30, 2020, which were written down to fair value during the nine months ended September 30, 2020:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed CRE loan	$285	$—	$—	$285
Loan servicing rights	6,584	—	—	6,584
Total assets at fair value on a nonrecurring basis	$6,869	$—	$—	$6,869

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2020
Collateral dependent individually analyzed CRE loan	$285	Appraisals of collateral	Discount for costs to sell	0% - 25% (14%)
			Appraisal adjustments (1)	0% - 100% (43%)

Loan servicing rights	$6,584	Discounted Cash Flow	Discount rates	10% - 14% (10%)
			Prepayment rates	18% - 39% (20%)
(1)Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2019
Collateral dependent impaired loans	$1,448	Appraisals of collateral	Discount for costs to sell	0% - 20% (5%)
			Appraisal adjustments (1)	0% - 100% (67%)

Property acquired through foreclosure or repossession	$1,109	Appraisals of collateral	Discount for costs to sell	12%
			Appraisal adjustments (1)	22%
(1)Management may adjust appraisal values to reflect market value declines or other discounts resulting from its knowledge of the property.

Valuation of Financial Instruments
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented below as of the periods indicated. The tables exclude financial instruments for which the carrying value approximates fair value such as cash and cash equivalents, FHLB stock, accrued interest receivable, bank-owned life insurance, non-maturity deposits, PPPLF borrowings and accrued interest payable.

(Dollars in thousands)
September 30, 2020	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,239,402	$4,236,032	$—	$—	$4,236,032

Financial Liabilities:
Time deposits	$1,313,223	$1,320,698	$—	$1,320,698	$—
FHLB advances	713,868	724,614	—	724,614	—
Junior subordinated debentures	22,681	18,578	—	18,578	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2019	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for loan losses	$3,865,985	$3,869,192	$—	$—	$3,869,192

Financial Liabilities:
Time deposits	$1,069,323	$1,082,830	$—	$1,082,830	$—
FHLB advances	1,141,464	1,145,242	—	1,145,242	—
Junior subordinated debentures	22,681	19,628	—	19,628	—

Note 11 - Revenue from Contracts with Customers
The following tables summarize total revenues as presented in the Unaudited Consolidated Statements of Income and the related amounts that are from contracts with customers within the scope of Topic 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of Topic 606.

For the three months ended September 30,	2020		2019
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$31,654	$—	$32,978	$—
Noninterest income:
Asset-based wealth management revenues	8,786	8,786	9,013	9,013
Transaction-based wealth management revenues	168	168	140	140
Total wealth management revenues	8,954	8,954	9,153	9,153
Mortgage banking revenues	12,353	—	4,840	—
Card interchange fees	1,161	1,161	1,099	1,099
Service charges on deposit accounts	598	598	939	939
Loan related derivative income	1,264	—	1,407	—
Income from bank-owned life insurance	567	—	569	—
Net realized losses on securities	—	—	—	—
Other income	571	491	335	323
Total noninterest income	25,468	11,204	18,342	11,514
Total revenues	$57,122	$11,204	$51,320	$11,514
(1)As reported in the Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

For the nine months ended September 30,	2020		2019
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$95,201	$—	$101,420	$—
Noninterest income:
Asset-based wealth management revenues	25,297	25,297	27,075	27,075
Transaction-based wealth management revenues	951	951	879	879
Total wealth management revenues	26,248	26,248	27,954	27,954
Mortgage banking revenues	33,300	—	11,126	—
Card interchange fees	3,139	3,139	3,114	3,114
Service charges on deposit accounts	1,975	1,975	2,743	2,743
Loan related derivative income	3,818	—	2,877	—
Income from bank-owned life insurance	1,922	—	1,784	—
Net realized losses on securities	—	—	(80)	—
Other income	1,313	1,026	944	917
Total noninterest income	71,715	32,388	50,462	34,728
Total revenues	$166,916	$32,388	$151,882	$34,728
(1)As reported in the Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

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

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2020	2019	2020	2019
Revenue recognized at a point in time:
Card interchange fees	$1,161	$1,099	$3,139	$3,114
Service charges on deposit accounts	447	728	1,488	2,109
Other income	441	268	895	771
Revenue recognized over time:
Wealth management revenues	8,954	9,153	26,248	27,954
Service charges on deposit accounts	151	211	487	634
Other income	50	55	131	146
Total revenues from contracts in scope of Topic 606	$11,204	$11,514	$32,388	$34,728

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $4.3 million at September 30, 2020, compared to $4.5 million at December 31, 2019 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under Topic 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both September 30, 2020 and December 31, 2019 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in-scope of Topic 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $1.2 million at September 30, 2020, compared to $905 thousand at December 31, 2019 and were included in other assets in the Unaudited Consolidated Balance Sheets.

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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Nine Months		Three Months		Nine Months
Periods ended September 30,	2020	2019	2020	2019	2020	2019	2020	2019
Net Periodic Benefit Cost:
Service cost (1)	$541	$510	$1,623	$1,528	$43	$31	$128	$94
Interest cost (2)	626	741	1,879	2,225	116	140	349	422
Expected return on plan assets (2)	(1,135)	(1,124)	(3,404)	(3,371)	—	—	—	—
Amortization of prior service credit (2)	—	(4)	—	(12)	—	—	—	—
Recognized net actuarial loss (2)	396	198	1,187	594	139	104	419	307
Net periodic benefit cost	$428	$321	$1,285	$964	$298	$275	$896	$823
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the nine months ended September 30,	2020	2019	2020	2019
Measurement date	Dec 31, 2019	Dec 31, 2018	Dec 31, 2019	Dec 31, 2018
Equivalent single discount rate for benefit obligations	3.42%	4.38%	3.30%	4.28%
Equivalent single discount rate for service cost	3.54	4.44	3.62	4.48
Equivalent single discount rate for interest cost	3.07	4.12	2.93	3.98
Expected long-term return on plan assets	5.75	5.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Note 13 - Share-Based Compensation Arrangements
During the nine months ended September 30, 2020, the Corporation granted performance share unit awards and nonvested share unit awards.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (expense)	$33,103	$28,515	($24)	($114)	($1,425)	$4,577	$31,654	$32,978
Provision for credit losses	1,325	400	—	—	—	—	1,325	400
Net interest income (expense) after provision for credit losses	31,778	28,115	(24)	(114)	(1,425)	4,577	30,329	32,578
Noninterest income	15,940	8,607	8,954	9,153	574	582	25,468	18,342
Noninterest expenses:
Depreciation and amortization expense	601	642	350	360	38	40	989	1,042
Other noninterest expenses	20,273	16,255	7,178	6,217	3,904	3,356	31,355	25,828
Total noninterest expenses	20,874	16,897	7,528	6,577	3,942	3,396	32,344	26,870
Income (loss) before income taxes	26,844	19,825	1,402	2,462	(4,793)	1,763	23,453	24,050
Income tax expense (benefit)	5,828	4,347	403	646	(1,100)	243	5,131	5,236
Net income (loss)	$21,016	$15,478	$999	$1,816	($3,693)	$1,520	$18,322	$18,814

Total assets at period end	$4,588,419	$3,994,458	$74,942	$78,812	$1,186,431	$1,125,608	$5,849,792	$5,198,878
Expenditures for long-lived assets	360	662	20	87	26	48	406	797

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income (expense)	$94,692	$83,684	($117)	($361)	$626	$18,097	$95,201	$101,420
Provision for credit losses	10,561	1,575	—	—	—	—	10,561	1,575
Net interest income (expense) after provision for loan losses	84,131	82,109	(117)	(361)	626	18,097	84,640	99,845
Noninterest income	43,515	20,753	26,248	27,961	1,952	1,748	71,715	50,462
Noninterest expenses:
Depreciation and amortization expense	1,832	1,985	1,058	1,089	116	118	3,006	3,192
Other noninterest expenses	56,571	48,676	20,408	19,631	11,290	10,486	88,269	78,793
Total noninterest expenses	58,403	50,661	21,466	20,720	11,406	10,604	91,275	81,985
Income (loss) before income taxes	69,243	52,201	4,665	6,880	(8,828)	9,241	65,080	68,322
Income tax expense (benefit)	14,769	11,371	1,216	1,845	(2,168)	1,524	13,817	14,740
Net income (loss)	$54,474	$40,830	$3,449	$5,035	($6,660)	$7,717	$51,263	$53,582

Total assets at period end	$4,588,419	$3,994,458	$74,942	$78,812	$1,186,431	$1,125,608	$5,849,792	$5,198,878
Expenditures for long-lived assets	1,147	2,259	86	379	98	130	1,331	2,768

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 15 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended September 30,	2020			2019
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	($4,582)	($1,077)	($3,505)	$3,772	$886	$2,886
Net losses on debt securities reclassified into earnings (1)	—	—	—	—	—	—
Net change in fair value of available for sale debt securities	(4,582)	(1,077)	(3,505)	3,772	886	2,886
Cash flow hedges:
Change in fair value of cash flow hedges	(146)	(39)	(107)	(283)	(66)	(217)
Net cash flow hedge gains reclassified into earnings (2)	344	83	261	60	14	46
Net change in fair value of cash flow hedges	198	44	154	(223)	(52)	(171)
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	535	125	410	300	70	230
Amortization of net prior service credits (3)	—	—	—	(4)	(1)	(3)
Net change in defined benefit plan obligations	535	125	410	296	69	227
Total other comprehensive (loss) income	($3,849)	($908)	($2,941)	$3,845	$903	$2,942
(1)The pre-tax amount is reported in net realized losses on securities in the Unaudited Consolidated Statements of Income.
(2)The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(3)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Nine months ended September 30,	2020			2019
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$9,794	$2,301	$7,493	$25,985	$6,106	$19,879
Net losses on debt securities reclassified into earnings (1)	—	—	—	80	19	61
Net change in fair value of available for sale debt securities	9,794	2,301	7,493	26,065	6,125	19,940
Cash flow hedges:
Change in fair value of cash flow hedges	(1,994)	(473)	(1,521)	(1,653)	(388)	(1,265)
Net cash flow hedge gains (losses) reclassified into earnings (2)	829	196	633	39	9	30
Net change in fair value of cash flow hedges	(1,165)	(277)	(888)	(1,614)	(379)	(1,235)
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	1,606	377	1,229	900	211	689
Amortization of net prior service credits (3)	—	—	—	(12)	(3)	(9)
Net change in defined benefit plan obligations	1,606	377	1,229	888	208	680
Total other comprehensive income	$10,235	$2,401	$7,834	$25,339	$5,954	$19,385
(1)The pre-tax amount is reported in net realized losses on securities in the Unaudited Consolidated Statements of Income.
(2)The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(3)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended September 30, 2020
Balance at June 30, 2020	$14,224	($1,835)	($12,851)	($462)
Other comprehensive loss before reclassifications	(3,505)	(107)	—	(3,612)
Amounts reclassified from accumulated other comprehensive income	—	261	410	671
Net other comprehensive (loss) income	(3,505)	154	410	(2,941)
Balance at September 30, 2020	$10,719	($1,681)	($12,441)	($3,403)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the nine months ended September 30, 2020
Balance at December 31, 2019	$3,226	($793)	($13,670)	($11,237)
Other comprehensive income (loss) before reclassifications	7,493	(1,521)	—	5,972
Amounts reclassified from accumulated other comprehensive income	—	633	1,229	1,862
Net other comprehensive income (loss)	7,493	(888)	1,229	7,834
Balance at September 30, 2020	$10,719	($1,681)	($12,441)	($3,403)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended September 30, 2019
Balance at June 30, 2019	$292	($873)	($11,285)	($11,866)
Other comprehensive income (loss) before reclassifications	2,886	(217)	—	2,669
Amounts reclassified from accumulated other comprehensive income	—	46	227	273
Net other comprehensive income (loss)	2,886	(171)	227	2,942
Balance at September 30, 2019	$3,178	($1,044)	($11,058)	($8,924)

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the nine months ended September 30, 2019
Balance at December 31, 2018	($16,762)	$191	($11,738)	($28,309)
Other comprehensive income (loss) before reclassifications	19,879	(1,265)	—	18,614
Amounts reclassified from accumulated other comprehensive income	61	30	680	771
Net other comprehensive income (loss)	19,940	(1,235)	680	19,385
Balance at September 30, 2019	$3,178	($1,044)	($11,058)	($8,924)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 16 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2020	2019	2020	2019
Earnings per common share - basic:
Net income	$18,322	$18,814	$51,263	$53,582
Less dividends and undistributed earnings allocated to participating securities	(37)	(36)	(109)	(105)
Net income available to common shareholders	$18,285	$18,778	$51,154	$53,477
Weighted average common shares	17,260	17,338	17,287	17,324
Earnings per common share - basic	$1.06	$1.08	$2.96	$3.09
Earnings per common share - diluted:
Net income	$18,322	$18,814	$51,263	$53,582
Less dividends and undistributed earnings allocated to participating securities	(37)	(36)	(109)	(105)
Net income available to common shareholders	$18,285	$18,778	$51,154	$53,477
Weighted average common shares	17,260	17,338	17,287	17,324
Dilutive effect of common stock equivalents	57	76	82	82
Weighted average diluted common shares	17,317	17,414	17,369	17,406
Earnings per common share - diluted	$1.06	$1.08	$2.95	$3.07

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 223,210 and 221,047, respectively for the three and nine months ended September 30, 2020, compared to 93,075 and 87,775, respectively, for the same periods in 2019.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 17 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. As of September 30, 2020, there were no operating leases that had not yet commenced, compared to one operating lease that had not yet commenced as of December 31, 2019.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.0 million and $3.0 million respectively, for the three and nine months ended September 30, 2020, compared to $944 thousand and $2.8 million, respectively, for the same periods in 2019. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents information regarding Corporation’s operating leases:

	Sep 30, 2020	Dec 31, 2019
Weighted average discount rate	3.36%	3.67%
Range of lease expiration dates	10 months - 20 years	4 months - 21 years
Range of lease renewal options	1 year - 5 years	1 year - 5 years
Weighted average remaining lease term	13.6 years	14.0 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at September 30, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)
October 1, 2020 to December 31, 2020	$3,905
2021	3,801
2022	3,775
2023	3,625
2024	3,061
2025 and thereafter	22,566
Total operating lease payments (1)	40,733
Less interest	8,721
Present value of operating lease liabilities (2)	$32,012
(1)    Includes $2.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)    Includes short-term operating lease liabilities of $2.9 million.

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2020	2019	2020	2019
Lease Expense:
Operating lease expense	$1,005	$931	$2,915	$2,787
Variable lease expense	14	13	41	36
Total lease expense (1)	$1,019	$944	$2,956	$2,823
Cash Paid:
Cash paid reducing operating lease liabilities	$956	$926	$2,831	$2,677
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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $10.3 million and $13.7 million, respectively, as of September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and nine months ended September 30, 2020 and 2019.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Sep 30, 2020	Dec 31, 2019
Financial instruments whose contract amounts represent credit risk (unfunded commitments):
Commitments to extend credit:
Commercial loans	$448,803	$471,338
Home equity lines	311,603	295,687
Other loans	79,706	88,613
Standby letters of credit	10,331	13,710
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	180,095	51,439
Forward sale commitments	312,074	94,829
Loan related derivative contracts:
Interest rate swaps with customers	995,661	813,458
Mirror swaps with counterparties	995,661	813,458
Risk participation-in agreements	92,937	72,866
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

See Note 9 for additional disclosure pertaining to derivative financial instruments.

The ACL on unfunded commitments amounted to $2.2 million at September 30, 2020, compared to $293 thousand at December 31, 2019.

The activity in the ACL on unfunded commitments for the three months ended September 30, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$887	$1,207	$2,094	$42	$—	$19	$19	$2,155
Provision	(30)	60	30	(5)	—	—	—	25
Ending Balance	$857	$1,267	$2,124	$37	$—	$19	$19	$2,180

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the nine months ended September 30, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$136	$144	$280	$6	$—	$7	$7	$293
Adoption of Topic 326 (1)	817	626	1,443	34	—	6	6	1,483
Provision	(96)	497	401	(3)	—	6	6	404
Ending Balance	$857	$1,267	$2,124	$37	$—	$19	$19	$2,180
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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the full-year ended December 31, 2020 or any future period.

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

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the Corporation’s consolidated financial statements are considered critical accounting policies. As of September 30, 2020, management considers the following to be its critical accounting policies: the determination of allowance for credit losses on loans, the valuation of goodwill and identifiable intangible assets, and accounting for defined benefit pension plans.

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

Management's Discussion and Analysis
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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate (including commercial construction loans), commercial and industrial (including PPP loans), residential real estate (including homeowner construction), home equity and other consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

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

Management's Discussion and Analysis
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

Our largest source of operating income is net interest income, which is the difference between interest earned on loans and securities and interest paid on deposits and borrowings.  In addition, we generate noninterest income from a number of sources, including wealth management services, mortgage banking activities and deposit services.  Our principal noninterest expenses include salaries and employee benefit costs, outsourced services provided by third party vendors, occupancy and facility-related costs and other administrative expenses.

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

On March 27, 2020, the CARES Act was enacted to address the economic effects of the COVID-19 pandemic. The CARES Act initially appropriated $349 billion for “paycheck protection loans” through the PPP. The amount appropriated was subsequently increased to $659 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. As of September 30, 2020, there were 1,770 PPP loans totaling $216.8 million included in our commercial and industrial loan portfolio. PPP loans are fully guaranteed by the U.S. government, have either a two-year or five-year term and earn interest at a rate of 1%. We currently expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In conjunction with the PPP, the FRB has created the PPPLF, a lending facility for qualified financial institutions. Only loans issued under the PPP can be pledged as collateral to access the facility. The PPPLF extends credit to depository institutions at a fixed interest rate of 0.35% with maturity terms matching the maturity date of the pledged PPP loans. In the second quarter of 2020, Washington Trust began participating in PPPLF and as of September 30, 2020, PPPLF borrowings amounted to $105.7 million.

The CARES Act also provided TDR accounting relief. From March 1, 2020 through the earlier of December 31, 2020 or 60 days after the termination date of the National Emergency, a financial institution may elect to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, including impairment accounting. This TDR relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain

Management's Discussion and Analysis
records of the volume of loans involved in modifications to which TDR relief is applicable. Washington Trust has made this election. Through September 30, 2020, we have executed loan payment deferment modifications on 617 loans totaling $685.4 million. Eligible deferment modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms. As of September 30, 2020, we have active deferrals on 253 loans totaling $418.2 million, or 10% of total loans excluding PPP loans. As of November 2, 2020, we have active deferrals on 146 loans totaling $252.9 million, or 6% of total loans excluding PPP loans.

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

Management's Discussion and Analysis
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

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
For the periods ended September 30,	2020	2019	$	%	2020	2019	$	%
Net interest income	$31,654	$32,978	($1,324)	(4%)	$95,201	$101,420	($6,219)	(6%)
Noninterest income	25,468	18,342	7,126	39	71,715	50,462	21,253	42
Total revenues	57,122	51,320	5,802	11	166,916	151,882	15,034	10
Provision for credit losses	1,325	400	925	231	10,561	1,575	8,986	571
Noninterest expense	32,344	26,870	5,474	20	91,275	81,985	9,290	11
Income before income taxes	23,453	24,050	(597)	(2)	65,080	68,322	(3,242)	(5)
Income tax expense	5,131	5,236	(105)	(2)	13,817	14,740	(923)	(6)
Net income	$18,322	$18,814	($492)	(3%)	$51,263	$53,582	($2,319)	(4%)

The following table presents a summary of performance metrics and ratios:

	Three Months		Nine Months
For the periods ended September 30,	2020	2019	2020	2019
Diluted earnings per common share	$1.06	$1.08	$2.95	$3.07
Return on average assets (net income divided by average assets)	1.24%	1.44%	1.20%	1.39%
Return on average equity (net income available for common shareholders divided by average equity)	13.99%	15.20%	13.36%	15.09%
Net interest income as a percentage of total revenues	55%	64%	57%	67%
Noninterest income as a percentage of total revenues	45%	36%	43%	33%

Net income totaled $18.3 million and $51.3 million, respectively, for the three and nine months ended September 30, 2020, compared to $18.8 million and $53.6 million, respectively, for the same periods in 2019.

Net interest income in 2020 was negatively impacted by the decline in market interest rates, as interest-earning asset yields declined faster than the downward repricing of interest-bearing liabilities. However, the decline in market interest rates also spurred mortgage origination, refinancing and sales activity, resulting in strong mortgage banking results in 2020. Our 2020 results also reflected an increase in provision for credit losses due to the anticipated impact of the COVID-19 pandemic under the CECL accounting methodology. Noninterest expenses increased in 2020, largely due to increases in salaries and employee benefits expense, which included volume-related increases in mortgage banking commissions expense.

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

Three months ended September 30,	2020			2019			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$168,106	$39	0.09	$96,231	$493	2.03	$71,875	($454)	(1.94)
Mortgage loans held for sale	61,043	468	3.05	39,771	410	4.09	21,272	58	(1.04)
Taxable debt securities	906,977	4,870	2.14	920,910	6,318	2.72	(13,933)	(1,448)	(0.58)
Nontaxable debt securities	—	—	—	75	3	15.87	(75)	(3)	(15.87)
Total securities	906,977	4,870	2.14	920,985	6,321	2.72	(14,008)	(1,451)	(0.58)
FHLB stock	43,839	532	4.83	47,982	747	6.18	(4,143)	(215)	(1.35)
Commercial real estate	1,652,136	11,649	2.81	1,490,878	17,314	4.61	161,258	(5,665)	(1.80)
Commercial & industrial	849,452	6,920	3.24	584,601	6,946	4.71	264,851	(26)	(1.47)
Total commercial	2,501,588	18,569	2.95	2,075,479	24,260	4.64	426,109	(5,691)	(1.69)
Residential real estate	1,510,621	14,047	3.70	1,367,017	13,728	3.98	143,604	319	(0.28)
Home equity	276,221	2,320	3.34	291,058	3,615	4.93	(14,837)	(1,295)	(1.59)
Other	18,706	237	5.04	22,270	278	4.95	(3,564)	(41)	0.09
Total consumer	294,927	2,557	3.45	313,328	3,893	4.93	(18,401)	(1,336)	(1.48)
Total loans	4,307,136	35,173	3.25	3,755,824	41,881	4.42	551,312	(6,708)	(1.17)
Total interest-earning assets	5,487,101	41,082	2.98	4,860,793	49,852	4.07	626,308	(8,770)	(1.09)
Noninterest-earning assets	377,348			320,223			57,125
Total assets	$5,864,449			$5,181,016			$683,433
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$157,986	$83	0.21	$137,980	$649	1.87	$20,006	($566)	(1.66)
NOW accounts	631,148	99	0.06	471,302	69	0.06	159,846	30	—
Money market accounts	839,032	977	0.46	699,138	2,094	1.19	139,894	(1,117)	(0.73)
Savings accounts	428,781	67	0.06	362,142	72	0.08	66,639	(5)	(0.02)
Time deposits (in-market)	730,464	3,015	1.64	800,571	4,181	2.07	(70,107)	(1,166)	(0.43)
Total interest-bearing in-market deposits	2,787,411	4,241	0.61	2,471,133	7,065	1.13	316,278	(2,824)	(0.52)
Wholesale brokered time deposits	463,756	1,291	1.11	475,026	2,727	2.28	(11,270)	(1,436)	(1.17)
Total interest-bearing deposits	3,251,167	5,532	0.68	2,946,159	9,792	1.32	305,008	(4,260)	(0.64)
FHLB advances	860,758	3,354	1.55	980,091	6,512	2.64	(119,333)	(3,158)	(1.09)
Junior subordinated debentures	22,681	135	2.37	22,681	245	4.29	—	(110)	(1.92)
PPPLF borrowings	180,128	159	0.35	—	—	—	180,128	159	0.35
Total interest-bearing liabilities	4,314,734	9,180	0.85	3,948,931	16,549	1.66	365,803	(7,369)	(0.81)
Noninterest-bearing demand deposits	842,949			626,408			216,541
Other liabilities	186,981			115,480			71,501
Shareholders’ equity	519,785			490,197			29,588
Total liabilities and shareholders’ equity	$5,864,449			$5,181,016			$683,433
Net interest income (FTE)		$31,902			$33,303			($1,401)
Interest rate spread			2.13			2.41			(0.28)
Net interest margin			2.31			2.72			(0.41)

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2020	2019	Change
Commercial loans	$248	$323	($75)
Nontaxable debt securities	—	2	(2)
Total	$248	$325	($77)

Nine months ended September 30,	2020			2019			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$156,296	$424	0.36	$75,333	$1,232	2.19	$80,963	($808)	(1.83)
Mortgage loans held for sale	48,570	1,193	3.28	28,379	878	4.14	20,191	315	(0.86)
Taxable debt securities	905,692	16,181	2.39	972,511	20,550	2.83	(66,819)	(4,369)	(0.44)
Nontaxable debt securities	—	—	—	602	24	5.33	(602)	(24)	(5.33)
Total debt securities	905,692	16,181	2.39	973,113	20,574	2.83	(67,421)	(4,393)	(0.44)
FHLB stock	49,236	1,826	4.95	48,185	2,162	6.00	1,051	(336)	(1.05)
Commercial real estate	1,623,612	40,326	3.32	1,461,736	51,702	4.73	161,876	(11,376)	(1.41)
Commercial & industrial	749,905	20,214	3.60	603,143	21,972	4.87	146,762	(1,758)	(1.27)
Total commercial	2,373,517	60,540	3.41	2,064,879	73,674	4.77	308,638	(13,134)	(1.36)
Residential real estate	1,492,589	42,660	3.82	1,358,606	41,099	4.04	133,983	1,561	(0.22)
Home equity	281,488	7,802	3.70	284,657	10,757	5.05	(3,169)	(2,955)	(1.35)
Other	19,171	716	4.99	24,017	887	4.94	(4,846)	(171)	0.05
Total consumer	300,659	8,518	3.78	308,674	11,644	5.04	(8,015)	(3,126)	(1.26)
Total loans	4,166,765	111,718	3.58	3,732,159	126,417	4.53	434,606	(14,699)	(0.95)
Total interest-earning assets	5,326,559	131,342	3.29	4,857,169	151,263	4.16	469,390	(19,921)	(0.87)
Noninterest-earning assets	357,133			292,702			64,431
Total assets	$5,683,692			$5,149,871			$533,821
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$158,594	$725	0.61	$144,306	$1,959	1.82	$14,288	($1,234)	(1.21)
NOW accounts	569,283	253	0.06	462,856	228	0.07	106,427	25	(0.01)
Money market accounts	818,530	4,439	0.72	668,330	5,534	1.11	150,200	(1,095)	(0.39)
Savings accounts	402,243	195	0.06	365,911	204	0.07	36,332	(9)	(0.01)
Time deposits (in-market)	752,443	10,571	1.88	795,559	11,900	2.00	(43,116)	(1,329)	(0.12)
Total interest-bearing in-market deposits	2,701,093	16,183	0.80	2,436,962	19,825	1.09	264,131	(3,642)	(0.29)
Wholesale brokered time deposits	471,771	4,997	1.41	485,405	8,132	2.24	(13,634)	(3,135)	(0.83)
Total interest-bearing deposits	3,172,864	21,180	0.89	2,922,367	27,957	1.28	250,497	(6,777)	(0.39)
FHLB advances	1,016,943	13,501	1.77	1,019,172	20,153	2.64	(2,229)	(6,652)	(0.87)
Junior subordinated debentures	22,681	519	3.06	22,681	750	4.42	—	(231)	(1.36)
PPPLF borrowings	61,333	161	0.35	—	—	—	61,333	161	0.35
Total interest-bearing liabilities	4,273,821	35,361	1.11	3,964,220	48,860	1.65	309,601	(13,499)	(0.54)
Noninterest-bearing demand deposits	733,359			613,917			119,442
Other liabilities	164,928			98,012			66,916
Shareholders’ equity	511,584			473,722			37,862
Total liabilities and shareholders’ equity	$5,683,692			$5,149,871			$533,821
Net interest income (FTE)		$95,981			$102,403			($6,422)
Interest rate spread			2.18			2.51			(0.33)
Net interest margin			2.41			2.82			(0.41)

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2020	2019	Change
Commercial loans	$780	$977	($197)
Nontaxable debt securities	—	6	(6)
Total	$780	$983	($203)

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three and nine months ended September 30, 2020 totaled $31.7 million, and $95.2 million, respectively, compared to $33.0 million and $101.4 million, respectively, for the same periods in 2019. Net interest income is affected by the level of, and changes in, interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans may be impacted by the periodic recognition of prepayment penalty income associated with loan payoffs. Prepayment penalty income associated with loan payoffs for both the three and nine months ended September 30, 2020 and 2019 was immaterial. The analysis of net interest income, net interest margin and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. As market interest rates decline, loan prepayments and the receipt of payments on mortgage-backed securities generally increase. This results in accelerated levels of amortization reducing net interest income and may also result in the proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans amounted to $4.1 million for the nine months ended September 30, 2020, up by $988 thousand from the same period in 2019.

FTE net interest income for the three and nine months ended September 30, 2020 amounted to $31.9 million and $96.0 million, respectively, down by $1.4 million and $6.4 million, respectively, from the same periods in 2019. Growth in average interest-earning assets, net of increased average interest-bearing liability balances, contributed approximately $6.1 million and $12.8 million, respectively, of additional net interest income for the three and nine months ended September 30, 2020, however, this was offset by declines in asset yields out-pacing declines in funding costs, which reduced net interest income by $7.5 million and $19.2 million, respectively.

The net interest margin was 2.31% and 2.41%, respectively, for the three and nine months ended September 30, 2020, compared to 2.72% and 2.82%, respectively, for the same periods a year ago. Compression in net interest margin resulted from the downward repricing of assets, which occurred at a faster pace than the downward repricing of liabilities.

Total average securities for the three and nine months ended September 30, 2020 decreased by $14.0 million and $67.4 million, respectively, from the average balances for the same periods a year earlier. The decline in the average balance of securities was due to timing of reinvestment of security portfolio cash flows. The FTE rate of return on the securities portfolio for the three and nine months ended September 30, 2020 was 2.14% and 2.39%, respectively, compared to 2.72% and 2.83%, respectively, for the same periods in 2019, reflecting purchases of relatively lower yielding debt securities and lower market interest rates.

Total average loan balances for the three and nine months ended September 30, 2020 increased by $551.3 million and $434.6 million, respectively, from the average loan balances for the comparable 2019 period. This reflected growth in average commercial loan balances, which included the origination of PPP loans in 2020, as well as growth in average residential real estate loan balances, which included purchases of residential mortgage loans in the latter portion of 2019 and first quarter of 2020. The yield on total loans for the three and nine months ended September 30, 2020 was 3.25% and 3.58%, respectively, compared to 4.42% and 4.53%, respectively, for the same periods in 2019. Yields on LIBOR-based and prime-based loans reflected lower market interest rates.

Management's Discussion and Analysis

The average balance of FHLB advances for the three and nine months ended September 30, 2020 decreased by $119.3 million and $2.2 million, respectively, compared to the average balances for the same periods in 2019. The average rate paid on such advances for the three and nine months ended September 30, 2020 was 1.55% and 1.77%, respectively, compared to 2.64% and 2.64%, respectively, for the same periods in 2019, due to lower rates on short-term advances.

Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which decreased by $11.3 million and $13.6 million, respectively, from the same periods in 2019. The average rate paid on wholesale brokered time deposits for the three and nine months ended September 30, 2020 was 1.11% and 1.41%, respectively, compared to 2.28% and 2.24%, respectively, for the same periods in 2019. The decline in the yield on average wholesale brokered time deposits reflected lower market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, for the three and nine months ended September 30, 2020 increased by $316.3 million and $264.1 million, respectively, from the average balances for the same periods in 2019. The increases largely reflected growth in average lower-cost deposit categories, partially offset by maturities of higher-cost promotional time deposits. The average rate paid on in-market interest-bearing deposits for the three and nine months ended September 30, 2020 decreased by 52 basis points and 29 basis points, respectively, compared to the same periods in 2019, largely due to downward repricing of interest-bearing in-market deposits reflecting lower market interest rates.

The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2020 increased by $216.5 million and $119.4 million, respectively, from the average balances for the same periods in 2019. See additional disclosure regarding PPP loan funding deposits under the caption “Sources of Funds.”

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended September 30, 2020 vs. 2019			Nine Months Ended September 30, 2020 vs. 2019
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	$214	($668)	($454)	$705	($1,513)	($808)
Mortgage loans held for sale	181	(123)	58	526	(211)	315
Taxable debt securities	(95)	(1,353)	(1,448)	(1,344)	(3,025)	(4,369)
Nontaxable debt securities	(2)	(1)	(3)	(12)	(12)	(24)
Total securities	(97)	(1,354)	(1,451)	(1,356)	(3,037)	(4,393)
FHLB stock	(60)	(155)	(215)	46	(382)	(336)
Commercial real estate	1,713	(7,378)	(5,665)	5,260	(16,636)	(11,376)
Commercial & industrial	2,559	(2,585)	(26)	4,674	(6,432)	(1,758)
Total commercial	4,272	(9,963)	(5,691)	9,934	(23,068)	(13,134)
Residential real estate	1,369	(1,050)	319	3,862	(2,301)	1,561
Home equity	(176)	(1,119)	(1,295)	(118)	(2,837)	(2,955)
Other	(45)	4	(41)	(181)	10	(171)
Total consumer	(221)	(1,115)	(1,336)	(299)	(2,827)	(3,126)
Total loans	5,420	(12,128)	(6,708)	13,497	(28,196)	(14,699)
Total interest income	5,658	(14,428)	(8,770)	13,418	(33,339)	(19,921)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	83	(649)	(566)	179	(1,413)	(1,234)
NOW accounts	30	—	30	58	(33)	25
Money market accounts	359	(1,476)	(1,117)	1,092	(2,187)	(1,095)
Savings accounts	13	(18)	(5)	19	(28)	(9)
Time deposits (in-market)	(343)	(823)	(1,166)	(636)	(693)	(1,329)
Total interest-bearing in-market deposits	142	(2,966)	(2,824)	712	(4,354)	(3,642)
Wholesale brokered time deposits	(63)	(1,373)	(1,436)	(221)	(2,914)	(3,135)
Total interest-bearing deposits	79	(4,339)	(4,260)	491	(7,268)	(6,777)
FHLB advances	(717)	(2,441)	(3,158)	(44)	(6,608)	(6,652)
Junior subordinated debentures	—	(110)	(110)	—	(231)	(231)
Other borrowings	159	—	159	161	—	161
Total interest expense	(479)	(6,890)	(7,369)	608	(14,107)	(13,499)
Net interest income (FTE)	$6,137	($7,538)	($1,401)	$12,810	($19,232)	($6,422)

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

Management's Discussion and Analysis
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

Provisions for credit losses of $1.3 million and $10.6 million, respectively, were charged to earnings for the three and nine months ended September 30, 2020, compared to $400 thousand and $1.6 million, respectively, for the same periods in 2019. In addition to the change in accounting methodology described above, the year-over-year increase in the year-to-date provision was attributable to anticipated losses related the COVID-19 pandemic and also reflected loan growth and changes in the underlying portfolio. Estimating an appropriate level of ACL in loans necessarily involves a high degree of judgment and continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the ACL.

Net charge-offs totaled $96 thousand and $1.0 million, respectively, for the three and nine months ended September 30, 2020, compared to $801 thousand and $1.7 million, respectively, for the same periods in 2019.

The allowance for credit losses on loans was $42.6 million, or 1.00% of total loans, at September 30, 2020, compared to an allowance for loan losses of $27.0 million, or 0.69% of total loans, at December 31, 2019. See additional discussion under the caption “Asset Quality” for further information on the allowance for credit losses on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2020	2019	$	%	2020	2019	$	%
Noninterest income:
Wealth management revenues	$8,954	$9,153	($199)	(2%)	$26,248	$27,954	($1,706)	(6%)
Mortgage banking revenues	12,353	4,840	7,513	155	33,300	11,126	22,174	199
Card interchange fees	1,161	1,099	62	6	3,139	3,114	25	1
Service charges on deposit accounts	598	939	(341)	(36)	1,975	2,743	(768)	(28)
Loan related derivative income	1,264	1,407	(143)	(10)	3,818	2,877	941	33
Income from bank-owned life insurance	567	569	(2)	—	1,922	1,784	138	8
Net realized gains on securities	—	—	—	—	—	(80)	80	100
Other income	571	335	236	70	1,313	944	369	39
Total noninterest income	$25,468	$18,342	$7,126	39%	$71,715	$50,462	$21,253	42%

Noninterest Income Analysis
Revenue from wealth management services represented 37% of total noninterest income for the nine months ended September 30, 2020, compared to 55% for the same period in 2019. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as financial planning, commissions and other service fees that are not primarily derived from the value of assets.

Management's Discussion and Analysis
The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2020	2019	$	%	2020	2019	$	%
Wealth management revenues:
Asset-based revenues	$8,786	$9,013	($227)	(3%)	$25,297	$27,075	($1,778)	(7%)
Transaction-based revenues	168	140	28	20	951	879	72	8
Total wealth management revenues	$8,954	$9,153	($199)	(2%)	$26,248	$27,954	($1,706)	(6%)

Wealth management revenues for the three and nine months ended September 30, 2020 decreased by $199 thousand and $1.7 million, respectively, from the comparable periods in 2019, due to a decline in asset-based revenues. The decrease in asset-based revenues correlated to declines in the average balances of assets under administration (“AUA”) for the comparable periods in 2019.

The following table presents the changes in wealth management AUA:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2020	2019	2020	2019
Wealth management assets under administration:
Balance at the beginning of period	$6,138,845	$6,478,890	$6,235,801	$5,910,814
Net investment appreciation & income	335,209	66,514	234,076	809,060
Net client asset outflows	(78,402)	(419,077)	(74,225)	(593,547)
Balance at the end of period	$6,395,652	$6,126,327	$6,395,652	$6,126,327

Wealth management AUA amounted to $6.4 billion at September 30, 2020, up by $269.3 million, or 4%, from the balance at September 30, 2019, reflecting net investment appreciation offset, in part, by net client asset outflows. AUA and related asset-based revenues were adversely impacted by client outflows in the second half of 2019, which was largely associated with the departures of two senior counselors in June 2019. The average balance of AUA for the three and nine months ended September 30, 2020 decreased by approximately 0.2% and 4%, respectively, from the average balances for the same periods in 2019.

Mortgage banking revenues represented 46% of total noninterest income for the nine months ended September 30, 2020, compared to 22% for the same period in 2019. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets.

Management's Discussion and Analysis
The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2020	2019	$	%	2020	2019	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$14,280	$4,509	$9,771	217%	$28,614	$9,370	$19,244	205%
Unrealized (losses) gains, net (2)	(1,555)	243	(1,798)	(740)	5,185	1,379	3,806	276
Loan servicing fee income, net (3)	(372)	88	(460)	(523)	(499)	377	(876)	(232)
Total mortgage banking revenues	$12,353	$4,840	$7,513	155%	$33,300	$11,126	$22,174	199%

Loans sold to the secondary market (4)	$354,170	$184,976	$169,194	91%	$821,585	$414,469	$407,116	98%
(1)Includes gains on loan sales, commission income on loans originated for others, servicing right gains, and gains (losses) on forward loan commitments.
(2)Represents fair value adjustments on mortgage loans held for sale and forward loan commitments.
(3)Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.
(4)Includes brokered loans (loans originated for others).

For the three and nine months ended September 30, 2020, mortgage banking revenues were up by $7.5 million and $22.2 million, respectively, compared to the same periods in 2019, primarily due to an increase in net realized gains associated with mortgage banking activities. Net realized gains rose due to increases in both sales volume and sales yield on loans sold to the secondary market. For the three and nine months ended September 30, 2020, mortgage loans sold to the secondary market totaled $354.2 million and $821.6 million, respectively, compared to $185.0 million and $414.5 million, respectively, for the same periods in 2019. As noted in the above table, mortgage banking revenues also include net unrealized gains and losses and net loan servicing fee income. Net unrealized gains and losses correlate to changes in the mortgage pipeline and corresponding changes in the fair value of mortgage loan commitments. Net loan servicing fee income associated with loans sold with servicing retained, declined in 2020, largely due to increased amortization of servicing rights resulting from higher prepayment speeds on the serviced mortgage portfolio. Mortgage origination, refinancing and sales activity increased year-over-year in response to declines in market interest rates.

For the three and nine months ended September 30, 2020, service charges on deposit accounts decreased by $341 thousand and $768 thousand, respectively, compared to the same periods in 2019, primarily due to lower overdraft activity and related fee income.

Loan related derivative income for the three months ended September 30, 2020 decreased by $143 thousand from the same period in 2019. Loan-related derivative income for the nine months ended September 30, 2020 increased by $941 thousand from the comparable period in 2019, reflecting higher gains on commercial borrower interest rate swap transactions.

Management's Discussion and Analysis
Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2020	2019	$	%	2020	2019	$	%
Noninterest expense:
Salaries and employee benefits	$21,892	$18,332	$3,560	19%	$60,824	$54,387	$6,437	12%
Outsourced services	3,160	2,722	438	16	8,944	7,846	1,098	14
Net occupancy	2,012	1,933	79	4	5,940	5,835	105	2
Equipment	934	1,046	(112)	(11)	2,806	3,085	(279)	(9)
Legal, audit and professional fees	1,252	645	607	94	2,733	1,843	890	48
FDIC deposit insurance costs	392	(460)	852	185	1,488	509	979	192
Advertising and promotion	384	368	16	4	829	1,132	(303)	(27)
Amortization of intangibles	228	236	(8)	(3)	688	714	(26)	(4)
Other	2,090	2,048	42	2	7,023	6,634	389	6
Total noninterest expense	$32,344	$26,870	$5,474	20%	$91,275	$81,985	$9,290	11%

Noninterest Expense Analysis
Salaries and employee benefits expense for the three and nine months ended September 30, 2020 increased by $3.6 million and $6.4 million, respectively, compared to the same periods in 2019, largely reflecting volume-related increases in mortgage banking commissions expense, higher staffing levels, annual merit increases, and increases in performance-based compensation expense. These were partially offset by increases in deferred labor costs (a contra expense) associated with loan originations in 2020.

Outsourced services expense for the three and nine months ended September 30, 2020 increased by $438 thousand and $1.1 million, respectively, compared to the same periods in 2019, reflecting volume-related increases in third party processing costs and the expansion of services provided by third party vendors.

Legal, audit and professional fees for the three and nine months ended September 30, 2020 increased by $607 thousand and $890 thousand, respectively, compared to the same periods in 2019, reflecting increased costs associated with various legal and consulting matters.

FDIC deposit insurance costs for the three and nine months ended September 30, 2020 increased by $852 thousand and $979 thousand, respectively, compared to the same periods in 2019, largely due to approximately $900 thousand of FDIC assessment credits recognized in the third quarter of 2019.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2020	2019	2020	2019
Income tax expense	$5,131	$5,236	$13,817	$14,740
Effective income tax rate	21.9%	21.8%	21.2%	21.6%

The effective income tax rates for the three and nine months ended September 30, 2020 and 2019 differed from the federal rate of 21%, primarily due to state income tax expense, offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax benefits (expense) associated with the settlement of share-based awards.

The modest decrease in the effective tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 largely reflected lower state tax exposure.

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2020	2019	$	%	2020	2019	$	%
Net interest income	$33,103	$28,515	$4,588	16%	$94,692	$83,684	$11,008	13%
Provision for credit losses	1,325	400	925	231	10,561	1,575	8,986	571
Net interest income after provision for credit losses	31,778	28,115	3,663	13	84,131	82,109	2,022	2
Noninterest income	15,940	8,607	7,333	85	43,515	20,753	22,762	110
Noninterest expense	20,874	16,897	3,977	24	58,403	50,661	7,742	15
Income before income taxes	26,844	19,825	7,019	35	69,243	52,201	17,042	33
Income tax expense	5,828	4,347	1,481	34	14,769	11,371	3,398	30
Net income	$21,016	$15,478	$5,538	36%	$54,474	$40,830	$13,644	33%
Net interest income for the Commercial Banking segment for the three and nine months ended September 30, 2020, increased by $4.6 million and $11.0 million, respectively, from the same periods in 2019, reflecting growth in loans partially offset by lower yields on loans due to declines in market interest rates.

Provisions for credit losses of $1.3 million and $10.6 million, respectively, were charged to earnings for the three and nine months ended September 30, 2020, compared to $400 thousand and $1.6 million, respectively, for the same periods in 2019. In addition to the change in accounting methodology described above under the caption “Provision for Credit Losses,” anticipated losses related the COVID-19 pandemic and also reflected loan growth and changes in the underlying portfolio.

Noninterest income derived from the Commercial Banking segment for the three and nine months ended September 30, 2020 was up by $7.3 million and $22.8 million, respectively, from the comparable periods in 2019 largely due to higher mortgage banking revenues. See additional discussion regarding mortgage banking revenues, loan related derivative income and service charges on deposits under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three and nine months ended September 30, 2020 were up by $4.0 million and $7.7 million, respectively, from the same periods in 2019, reflecting increases in salaries and employee benefits, FDIC deposit insurance costs, outsourced services and legal expenses. See additional discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis
Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2020	2019	$	%	2020	2019	$	%
Net interest expense	($24)	($114)	$90	79%	($117)	($361)	$244	68%
Noninterest income	8,954	9,153	(199)	(2)	26,248	27,961	(1,713)	(6)
Noninterest expense	7,528	6,577	951	14	21,466	20,720	746	4
Income before income taxes	1,402	2,462	(1,060)	(43)	4,665	6,880	(2,215)	(32)
Income tax expense	403	646	(243)	(38)	1,216	1,845	(629)	(34)
Net income	$999	$1,816	($817)	(45%)	$3,449	$5,035	($1,586)	(31%)

For the three and nine months ended September 30, 2020, noninterest income derived from the Wealth Management Services segment decreased by $199 thousand and $1.7 million, respectively, compared to the same periods in 2019, due to a decline in asset-based revenues. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

For the three and nine months ended September 30, 2020, noninterest expenses for the Wealth Management Services segment increased by $951 thousand and $746 thousand, respectively, from the same periods in 2019, including increases salaries and employee benefits, legal and outsourced services expenses. See further discussion under the caption “Noninterest Expense” above.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2020	2019	$	%	2020	2019	$	%
Net interest (expense) income	($1,425)	$4,577	($6,002)	(131%)	$626	$18,097	($17,471)	(97%)
Noninterest income	574	582	(8)	(1)	1,952	1,748	204	12
Noninterest expense	3,942	3,396	546	16	11,406	10,604	802	8
(Loss) income before income taxes	(4,793)	1,763	(6,556)	(372)	(8,828)	9,241	(18,069)	(196)
Income tax (benefit) expense	(1,100)	243	(1,343)	(553)	(2,168)	1,524	(3,692)	(242)
Net (loss) income	($3,693)	$1,520	($5,213)	(343%)	($6,660)	$7,717	($14,377)	(186%)

Net interest income for the Corporate unit for the three and nine months ended September 30, 2020 was down by $6.0 million and $17.5 million, respectively, compared to the same periods in 2019. Lower interest income on securities, resulting from a decline in average balances of securities and lower yields on securities, was partially offset by lower wholesale funding costs. The decline in net interest income for the Corporate unit also reflected unfavorable net funds transfer pricing allocations with the Commercial Banking segment as the downward repricing of assets occurred at a faster pace than the repricing of liabilities.

For the three and nine months ended September 30, 2020, noninterest expenses for the Corporate unit increased by $546 thousand and $802 thousand, respectively from the same periods in 2019, including increases in salaries and benefits, legal and other professional fees and outsourced services.

Management's Discussion and Analysis
Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	September 30, 2020	December 31, 2019	$	%
Cash and due from banks	$204,113	$132,193	$71,920	54%
Total securities	913,850	899,490	14,360	2
Total loans	4,282,047	3,892,999	389,048	10
Allowance for credit losses on loans	42,645	27,014	15,631	58
Total assets	5,849,792	5,292,659	557,133	11
Total deposits	4,285,693	3,498,882	786,811	22
FHLB advances	713,868	1,141,464	(427,596)	(37)
Total shareholders’ equity	527,693	503,492	24,201	5

Total assets amounted to $5.8 billion at September 30, 2020, up by $557.1 million, or 11%, from the end of 2019. This reflected growth in total loans and an increase in the balance of cash and due from banks. The cash and due from banks balance rose largely due to increased levels of cash collateral pledged to derivative counterparties. See Note 9 to the Unaudited Consolidated Financial Statements for additional disclosure regarding derivative financial instruments.

The allowance for credit losses on loans increased by $15.6 million, or 58%, from the end of 2019. This reflected the adoption of the CECL accounting methodology effective January 1, 2020, as well as the estimated impact of the COVID-19 pandemic. See additional disclosure in the Asset Quality section under the caption “Allowance for credit losses on loans.”

Total deposits increased by $786.8 million, or 22%, reflecting increases in both in-market deposits and wholesale brokered time deposits. FHLB advances decreased by $427.6 million, or 37%, from December 31, 2019. Shareholders’ equity amounted to $527.7 million at September 30, 2020, up by $24.2 million, or 5%, from the balance at December 31, 2019. As of September 30, 2020, the Bancorp and the Bank were “well capitalized.” See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion on regulatory capital requirements.

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

The Corporation’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase. The Corporation does not maintain a portfolio of trading securities. As of September 30, 2020 and December 31, 2019, the Corporation did not have securities designated as held to maturity. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Debt securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management

Management's Discussion and Analysis
also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2020 and December 31, 2019, management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$146,540	16%	$157,648	18%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	745,071	82	719,080	80
Individual name issuer trust preferred debt securities	12,363	1	12,579	1
Corporate bonds	9,876	1	10,183	1
Total available for sale debt securities	$913,850	100%	$899,490	100%

The securities portfolio stood at $913.9 million as of September 30, 2020, or 16% of total assets, compared to $899.5 million as of December 31, 2019, or 17% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $14.4 million, or 2%, from the end of 2019, reflecting purchases of debt securities totaling $377.0 million, with a weighted average yield of 1.96%, as well as an increase in the fair value of available for sale securities. These were partially offset by routine paydowns on mortgage-backed securities, calls and maturities of debt securities.

As of September 30, 2020, the net unrealized gain position on available for sale debt securities amounted to $14.0 million, compared to $4.2 million as of December 31, 2019. These net positions included gross unrealized losses of $3.3 million and $4.9 million, respectively, of as September 30, 2020 and December 31, 2019.

See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $4.3 billion at September 30, 2020, up by $389.0 million, or 10%, from the end of 2019, largely due to commercial loan growth and first quarter 2020 purchases of residential real estate mortgage loans. Growth in commercial loans was largely due to second quarter 2020 originations of PPP loans within the commercial and industrial portfolio.

Management's Discussion and Analysis

The following is a summary of loans:

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,665,745	39%	$1,547,572	40%
Commercial & industrial (2)	822,269	19	585,289	15
Total commercial	2,488,014	58	2,132,861	55
Residential Real Estate:
Residential real estate (3)	1,506,726	35	1,449,090	37
Consumer:
Home equity	268,551	6	290,874	7
Other (4)	18,756	1	20,174	1
Total consumer	287,307	7	311,048	8
Total loans	$4,282,047	100%	$3,892,999	100%
(1)CRE consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)C&I consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes PPP loans.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

Washington Trust continues to work with and support our customers experiencing financial difficulty due to the COVID-19 pandemic. Through September 30, 2020, we have executed loan payment deferral modifications on 617 loans totaling $685.4 million. The majority of these deferments qualified as eligible loan modifications under Section 4013 of the CARES Act and therefore, were not required to be classified as TDRs and were not reported as past due. Seventeen of these deferments executed on loan balances of $7.8 million were past due before the COVID-19 pandemic and therefore, were classified as TDRs and were included in past due loans as of September 30, 2020.

As of September 30, 2020, we had active deferrals on 253 loans totaling $418.2 million, or 10% of total loans excluding PPP loans. As of November 2, 2020, we have active deferrals on 146 loans totaling $252.9 million, or 6% of total loans excluding PPP loans.

Management continues to actively monitor the deferments and loan portfolios in certain industry segments that it considers “at risk” of significant impact. Deferment extensions are prudently underwritten and have resulted in loan risk rating downgrades when warranted. Management considers deferments when estimating the allowance for credit losses. Loss exposure within these industries is mitigated by a number of factors such as collateral values, LTV ratios, and other key indicators, however, some degree of credit loss is expected and has been incorporated into the allowance for credit loss recognition under the CECL methodology.

Commercial Loans
The commercial loan portfolio represented 58% of total loans at September 30, 2020.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $430.6 million and $399.7 million, respectively, at September 30, 2020 and December 31, 2019. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

Commercial loans fall into two major categories, commercial real estate and commercial and industrial loans. Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-

Management's Discussion and Analysis
site construction of industrial, commercial, or residential buildings. Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A portion of the Bank’s commercial and industrial loans is also collateralized by real estate.  Commercial and industrial loans also include tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans (“CRE”)
CRE loans totaled $1.7 billion at September 30, 2020, up by $118.2 million, or 8%, from the balance at December 31, 2019. Included in CRE loans were construction and development loans of $101.4 million and $211.5 million, respectively, as of September 30, 2020 and December 31, 2019. For the nine months ended September 30, 2020, CRE loan originations and advances totaled approximately $211 million, which were partially offset by payoffs and paydowns.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$653,853	39%	$616,484	40%
Massachusetts	501,243	30	458,029	30
Rhode Island	432,252	26	394,929	25
Subtotal	1,587,348	95	1,469,442	95
All other states	78,397	5	78,130	5
Total	$1,665,745	100%	$1,547,572	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	September 30, 2020			December 31, 2019
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	137	$542,971	33%	123	$430,502	28%
Retail	134	336,071	20	110	314,661	20
Office	75	292,154	18	78	294,910	19
Hospitality	39	148,164	9	32	128,867	8
Healthcare	16	120,429	7	16	110,409	7
Industrial and warehouse	26	96,819	6	25	82,432	5
Commercial mixed use	21	42,908	3	48	73,895	5
Other	42	86,229	4	70	111,896	8
Total CRE loans	490	$1,665,745	100%	502	$1,547,572	100%

Average CRE loan size		$3,399			$3,083
Largest individual CRE loan outstanding		$32,200			$25,962

Management's Discussion and Analysis
The following table presents a summary of CRE loan deferments by industry segmentation:

(Dollars in thousands)	November 2, 2020			September 30, 2020			June 30, 2020
	Count	Balance	% of Outstanding Balance (1)	Count	Balance	% of Outstanding Balance (1)	Count	Balance	% of Outstanding Balance (2)
CRE Deferments by Segment:
Hospitality	18	$78,602	53%	21	$89,049	60%	31	$117,665	81%
Retail	12	68,763	20	32	122,596	36	43	124,071	38
Healthcare	2	22,161	18	4	46,084	38	5	64,326	54
Office	3	9,248	3	4	17,679	6	15	74,099	26
Commercial mixed use	1	637	1	—	—	—	6	3,089	7
Multi-family dwelling	3	633	—	9	10,732	2	20	34,318	7
Other	7	27,785	32	11	28,635	33	12	29,838	35
Total CRE deferments	46	$207,829	12%	81	$314,775	19%	132	$447,406	27%
(1)Percent of respective outstanding portfolio segment balance as of September 30, 2020.
(2)Percent of respective outstanding portfolio segment balance as of June 30, 2020.

As of November 2, 2020, we have active deferrals on 46 CRE loans totaling $207.8 million, which represented 12% of the total CRE portfolio at September 30, 2020.

While various industries have and will continue to experience adverse effects as a result of the COVID-19 pandemic, management currently considers the following CRE industry segments to be “at-risk” of significant impact:

•The retail segment consisted of 134 loans with balances totaling $336.1 million at September 30, 2020, representing 20% of the total CRE portfolio. Our retail properties generally have single tenant drugstores or strong anchor tenants, often national grocery store chains. At November 2, 2020, we have active deferrals on 12 retail loans totaling $68.8 million, which represented 20% of this segment’s balance at September 30, 2020.
•The hospitality segment consisted of 39 loans with balances totaling $148.2 million at September 30, 2020, representing 9% of the total CRE portfolio. We generally underwrite this segment at an LTV of 65% or less. Our hospitality properties are largely limited service properties with no restaurants and limited meeting space. This segment also includes leisure travel properties that are located on the New England coastline. At November 2, 2020, we have active deferrals on 18 hospitality loans totaling $78.6 million, which represented 53% of this segment’s balance at September 30, 2020.
•The healthcare segment consisted of 16 loans with balances totaling $120.4 million at September 30, 2020, representing 7% of the total CRE portfolio. This segment is composed of assisted living, nursing homes and continuing care retirement communities. At November 2, 2020, we have active deferrals on 2 healthcare loans totaling $22.2 million, which represented 18% of this segment’s balance at September 30, 2020.

Commercial and Industrial Loans (“C&I”)
C&I loans amounted to $822.3 million at September 30, 2020, up by $237.0 million, or 40%, from the balance at December 31, 2019. For the nine months ended September 30, 2020, C&I loan originations amounted to $284 million and were partially offset by paydowns, payoffs and a modest decline in line utilization. C&I originations were concentrated in PPP loans. As of September 30, 2020, there were 1,770 PPP loans with a carrying value of $216.8 million included in the C&I portfolio. The average PPP loan size was $122 thousand. Net unamortized loan origination fees on PPP loans amounted to $5.1 million at September 30, 2020.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $49.4 million at September 30, 2020. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at September 30, 2020.

Management's Discussion and Analysis
The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	September 30, 2020			December 31, 2019
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	263	$185,628	23%	86	$138,857	24%
Manufacturing	150	90,981	11	65	53,561	9
Retail	201	67,851	8	75	43,386	7
Educational services	60	67,357	8	22	56,556	10
Owner occupied and other real estate	279	65,949	8	157	46,033	8
Professional, scientific and technical	268	44,703	5	66	37,599	6
Accommodation and food services	276	43,525	5	64	16,562	3
Entertainment and recreation	93	34,537	4	35	30,807	5
Information	36	30,071	4	11	22,162	4
Transportation and warehousing	44	27,459	3	23	20,960	4
Finance and insurance	107	26,213	3	57	28,501	5
Public administration	26	23,845	3	23	25,107	4
Other	799	114,150	15	225	65,198	11
Total C&I loans	2,602	$822,269	100%	909	$585,289	100%

Average C&I loan size		$316			$644
Largest individual C&I loan outstanding		$18,551			$19,001

PPP loans were included in the C&I portfolio. The following table presents a summary of PPP loans by industry segmentation:

	September 30, 2020
	Count	Outstanding Balance	% of Total
PPP Loans by Segment:
Healthcare and social assistance	183	$49,331	23%
Accommodation and food services	217	25,410	12
Manufacturing	94	25,395	12
Professional, scientific and technical	223	20,848	10
Retail	138	12,731	6
Educational services	36	11,490	5
Owner occupied and other real estate	117	9,268	4
Entertainment and recreation	65	4,293	2
Information	24	3,914	2
Finance and insurance	56	2,423	1
Transportation and warehousing	21	2,050	1
Public administration	4	482	—
Other	592	49,149	22
Total PPP loans (included in the C&I loan portfolio)	1,770	$216,784	100%

Management's Discussion and Analysis
The following table presents a summary of C&I loan deferments by industry segmentation:

(Dollars in thousands)	November 2, 2020			September 30, 2020			June 30, 2020
	Count	Balance	% of Outstanding Balance, excl PPP loans (1)	Count	Balance	% of Outstanding Balance, excl PPP loans (1)	Count	Balance	% of Outstanding Balance, excl PPP loans (2)
C&I Deferments by Segment:
Accommodation and food services	3	$3,201	18%	4	$3,480	19%	18	$12,252	61%
Healthcare and social assistance	2	1,613	1	4	14,947	11	6	15,384	11
Owner occupied and other real estate	4	1,382	2	5	2,243	4	21	5,128	8
Transportation and warehousing	4	1,120	4	5	1,408	6	5	1,414	5
Manufacturing	2	940	1	1	1,538	2	4	2,505	4
Entertainment and recreation	2	418	1	5	2,970	10	11	13,045	42
Educational services	—	—	—	4	7,400	13	4	7,329	12
Retail	—	—	—	1	1,068	2	5	2,693	5
Professional, scientific and technical	—	—	—	—	—	—	1	41	—
Public administration	—	—	—	—	—	—	1	98	—
Other	2	170	—	7	10,221	16	24	14,533	23
Total C&I deferments	19	$8,844	1%	36	$45,275	8%	100	$74,422	12%
(1)Percent of respective outstanding portfolio segment balance, excluding PPP loans, as of September 30, 2020.
(2)Percent of respective outstanding portfolio segment balance, excluding PPP loans, as of June 30, 2020.

As of November 2, 2020, we have active deferrals on 19 C&I loans totaling $8.8 million, which represented 1% of the total C&I portfolio (excluding PPP loans) at September 30, 2020.

Healthcare and social assistance totaled $185.6 million as of September 30, 2020 and is our largest single C&I industry segment, representing 23% of the total C&I portfolio. This segment includes specialty medical practices, elder services and community and mental health centers. At November 2, 2020, we have active deferrals on 2 healthcare and social assistance loans of $1.6 million, which represented 1% of this industry segment’s balances (excluding PPP loans) as of September 30, 2020. It is possible that there will be further disruption in this industry segment.

While various industries have and will continue to experience adverse effects as a result of the COVID-19 pandemic, management currently considers the following C&I industry segments to be “at-risk” of significant impact:

•The accommodation and food services industry segment consisted of 276 loans with balances totaling $43.5 million as of September 30, 2020, representing 5% of the total C&I portfolio. At November 2, 2020, we have active deferrals on 3 accommodation and food services loans totaling $3.2 million, which represented 18% of this industry segment’s balance (excluding PPP loans) at September 30, 2020. The deferrals were executed for restaurant and food establishments.
•The entertainment and recreation industry segment consisted of 93 loans with balances totaling $34.5 million as of September 30, 2020, representing 4% of the total C&I portfolio. This industry segment consists largely of golf courses and marinas. At November 2, 2020, we have active deferrals on 2 entertainment and recreation industry loans totaling $418 thousand, which represented 1% of this industry segment’s balance (excluding PPP loans) at September 30, 2020. The deferments were executed for a gym.

Residential Real Estate Loans
The residential real estate loan portfolio represented 35% of total loans at September 30, 2020.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Management's Discussion and Analysis
The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Nine Months
Periods ended September 30,	2020		2019		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$132,726	26%	$105,075	36%	$368,118	30%	$226,508	34%
Originations for sale to the secondary market (2)	377,137	74	189,979	64	859,680	70	437,928	66
Total	$509,863	100%	$295,054	100%	$1,227,798	100%	$664,436	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Nine Months
Periods ended September 30,	2020		2019		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$317,920	90%	$25,766	14%	$609,363	74%	$53,548	13%
Loans sold with servicing rights released (1)	36,250	10	159,210	86	212,222	26	360,921	87
Total	$354,170	100%	$184,976	100%	$821,585	100%	$414,469	100%
(1)Includes brokered loans (loans originated for others).

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $6.6 million and $3.5 million, respectively, as of September 30, 2020 and December 31, 2019. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.1 billion and $587.0 million, respectively, as of September 30, 2020 and December 31, 2019.

Residential real estate loans held in portfolio amounted to $1.5 billion at September 30, 2020, up by $57.6 million, or 4%, from the balance at December 31, 2019. During the nine months ended September 30, 2020, Washington Trust purchased $51.2 million of residential real estate mortgage loans with a weighted average yield of 3.38% from another financial institution. These loans were individually evaluated to Washington Trust’s underwriting standards and predominantly secured by properties in Massachusetts.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,017,659	68%	$932,726	64%
Rhode Island	342,344	23	356,392	25
Connecticut	125,568	8	140,574	10
Subtotal	1,485,571	99	1,429,692	99
All other states	21,155	1	19,398	1
Total (1)	$1,506,726	100%	$1,449,090	100%
(1)Includes residential real estate loans purchased from other financial institutions totaling $149.4 million and $151.8 million, respectively, as of September 30, 2020 and December 31, 2019.

As of November 2, 2020, we have active deferrals on 69 residential real estate loans totaling $35.1 million, which represented 2% of the total residential real estate portfolio balance as of September 30, 2020. The average size of residential real estate

Management's Discussion and Analysis
loans with active deferrals as of November 2, 2020 was approximately $509 thousand and these loans have an estimated LTV ratio of 57%.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans.

The consumer loan portfolio totaled $287.3 million at September 30, 2020, down by $23.7 million, or 8%, from December 31, 2019. Home equity lines of credit and home equity loans represented 93% of the total consumer portfolio at September 30, 2020. The Bank estimates that approximately 60% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $10.6 million and $12.8 million, respectively, at September 30, 2020 and December 31, 2019.

As of November 2, 2020, we have active deferrals on 12 consumer loans totaling $1.1 million, which represented 0.4% of the total consumer portfolio balance as of September 30, 2020.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Sep 30, 2020	Dec 31, 2019
Commercial:
Commercial real estate	$431	$603
Commercial & industrial	—	657
Total commercial	431	1,260
Residential Real Estate:
Residential real estate	12,792	14,297
Consumer:
Home equity	1,429	1,763
Other	88	88
Total consumer	1,517	1,851
Total nonaccrual loans	14,740	17,408
Property acquired through foreclosure or repossession, net	—	1,109
Total nonperforming assets	$14,740	$18,517

Nonperforming assets to total assets	0.25%	0.35%
Nonperforming loans to total loans	0.34%	0.45%
Total past due loans to total loans	0.24%	0.40%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets decreased by $3.8 million from December 31, 2019. This included a $2.7 million decrease in nonaccrual loans and a $1.1 million decrease in property acquired through foreclosure (“OREO”). The decrease in OREO reflected sales of two properties essentially at their carrying value during the nine months ended September 30, 2020. At September 30, 2020, there were no properties held in OREO.

Nonaccrual Loans
During the nine months ended September 30, 2020, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
For the periods ended September 30,	2020	2019	2020	2019
Balance at beginning of period	$16,017	$12,867	$17,408	$11,707
Additions to nonaccrual status	971	5,672	2,937	9,216
Loans returned to accruing status	(1,623)	(597)	(2,170)	(1,570)
Loans charged-off	(111)	(966)	(1,071)	(1,888)
Loans transferred to other real estate owned	—	(2,000)	(28)	(2,000)
Payments, payoffs and other changes	(514)	(74)	(2,336)	(563)
Balance at end of period	$14,740	$14,902	$14,740	$14,902

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2020				December 31, 2019
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$431	$—	$431	0.03%	$603	$—	$603	0.04%
Commercial & industrial	—	—	—	—	—	657	657	0.11
Total commercial	431	—	431	0.02	603	657	1,260	0.06
Residential Real Estate:
Residential real estate	4,502	8,290	12,792	0.85	4,700	9,597	14,297	0.99
Consumer:
Home equity	618	811	1,429	0.53	996	767	1,763	0.61
Other	88	—	88	0.47	88	—	88	0.44
Total consumer	706	811	1,517	0.53	1,084	767	1,851	0.60
Total nonaccrual loans	$5,639	$9,101	$14,740	0.34%	$6,387	$11,021	$17,408	0.45%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2020.

As of September 30, 2020, the composition of nonaccrual loans was 97% residential and consumer and 3% commercial, compared to 93% and 7%, respectively, at December 31, 2019.

Nonaccrual residential real estate mortgage loans amounted to $12.8 million at September 30, 2020, down by $1.5 million from the end of 2019. As of September 30, 2020, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Rhode Island and Connecticut.  Included in total nonaccrual residential real estate loans at September 30, 2020 were five loans purchased for portfolio and serviced by others amounting to $1.6 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

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

Management's Discussion and Analysis
TDRs are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan.  Loans that are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term and full collection of principal and interest is in doubt.

TDRs are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, TDRs are removed from this classification if the restructuring did not involve a below-market rate concession and the loan is performing in accordance with their modified contractual terms for a reasonable period of time.

As of September 30, 2020, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

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

(Dollars in thousands)	Sep 30, 2020	Dec 31, 2019
Accruing TDRs
Commercial:
Commercial real estate	$844	$—
Commercial & industrial	457	—
Total commercial	1,301	—
Residential Real Estate:
Residential real estate	3,589	358
Consumer:
Home equity	804	—
Other	15	18
Total consumer	819	18
Accruing TDRs	5,709	376
Nonaccrual TDRs
Residential Real Estate:
Residential real estate	2,823	492
Consumer:
Home equity	71	—
Other	—	—
Total consumer	71	—
Nonaccrual TDRs	2,894	492
Total TDRs	$8,603	$868

TDRs amounted to $8.6 million at September 30, 2020, up by $7.7 million from the end of 2019, due to loan payment deferrals executed on 17 loans that were not eligible for TDR accounting relief provided under the CARES Act.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$431	0.03%	$1,433	0.09%
Commercial & industrial	21	—	1	—
Total commercial	452	0.02	1,434	0.07
Residential Real Estate:
Residential real estate	8,081	0.54	11,429	0.79
Consumer:
Home equity	1,753	0.65	2,696	0.93
Other	108	0.58	130	0.64
Total consumer	1,861	0.65	2,826	0.91
Total past due loans	$10,394	0.24%	$15,689	0.40%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of September 30, 2020, the composition of past due loans (loans past due 30 days or more) was 96% residential and consumer and 4% commercial, compared to 91% and 9%, respectively, at December 31, 2019. Total past due loans decreased by $5.3 million from the end of 2019.

Total past due loans included $8.8 million of nonaccrual loans as of September 30, 2020, compared to $11.5 million as of December 31, 2019. All loans 90 days or more past due at September 30, 2020 and December 31, 2019 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2020 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Management has identified approximately $6.4 million in potential problem loans at September 30, 2020, compared to $10.3 million at December 31, 2019. As of September 30, 2020, the balance of potential problem loans consisted of two commercial relationships, which were both current with respect to payment terms. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.”

In addition, see discussion regarding certain commercial industry segments that management considers to be "at-risk" of significant impact from the COVID-19 pandemic under the caption "Commercial Loans" within the Financial Condition section.

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

Management's Discussion and Analysis

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	September 30, 2020			December 31, 2019
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$15,654	$523	3.34%	$17,783	$968	5.44%
Pooled (collectively evaluated) loans	4,266,393	42,122	0.99	3,875,216	26,046	0.67
Total	$4,282,047	$42,645	1.00%	$3,892,999	$27,014	0.69%

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

(Dollars in thousands)	September 30, 2020			December 31, 2019
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$21,757	1.31%	39%	$14,741	0.95%	40%
Commercial & industrial	11,185	1.36%	19	3,921	0.67%	15
Total commercial	32,942	1.32%	58	18,662	0.87%	55
Residential Real Estate:
Residential real estate	7,919	0.53%	35	6,615	0.46%	37
Consumer:
Home equity	1,347	0.50%	6	1,390	0.48%	7
Other	437	2.33%	1	347	1.72%	1
Total consumer	1,784	0.62%	7	1,737	0.56%	8
Total allowance for credit losses on loans at end of period	$42,645	1.00%	100%	$27,014	0.69%	100%
(1)Percentage of loans outstanding in respective category to total loans outstanding.

Management's Discussion and Analysis
The ACL on loans amounted to $42.6 million at September 30, 2020, up by $15.6 million from the balance at December 31, 2019. Upon adoption of CECL on January 1, 2020, Washington Trust's ACL on loans increased by $6.5 million, or 24%. See Note 2 to the Unaudited Consolidated Financial Statements for additional disclosure on the impact of adopting Topic 326.

Provisions for credit losses of $1.3 million and $10.6 million, respectively, were charged to earnings for the three and nine months ended September 30, 2020, compared to $400 thousand and $1.6 million, respectively, for the same periods in 2019. In addition to the change in accounting methodology described above, the year-over-year increase in the year-to-date provision was attributable to anticipated losses related the COVID-19 pandemic and also reflected loan growth and changes in the underlying portfolio.

Net charge-offs totaled $96 thousand and $1.0 million, respectively, for the three and nine months ended September 30, 2020, compared to $801 thousand and $1.7 million, respectively, for the same periods in 2019.

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

Management's Discussion and Analysis
The following table presents a summary of deposits:

(Dollars in thousands)			Change
	September 30, 2020	December 31, 2019	$	%
Noninterest-bearing demand deposits	$840,444	$609,924	$230,520	38%
Interest-bearing demand deposits	170,198	159,938	10,260	6
NOW accounts	644,909	520,295	124,614	24
Money market accounts	877,536	765,899	111,637	15
Savings accounts	439,383	373,503	65,880	18
Time deposits (in-market)	729,058	784,481	(55,423)	(7)
Total in-market deposits	3,701,528	3,214,040	487,488	15
Wholesale brokered time deposits	584,165	284,842	299,323	105
Total deposits	$4,285,693	$3,498,882	$786,811	22%

Total deposits amounted to $4.3 billion at September 30, 2020, up by $786.8 million, or 22%, from December 31, 2019. This included an increase of $299.3 million, or 105%, in out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $487.5 million, or 15%, from the balance at December 31, 2019. In-market deposit growth included temporary PPP loan fundings deposited into customer accounts at Washington Trust.

Borrowings
FHLB advances are used to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio. FHLB advances totaled $713.9 million at September 30, 2020, down by $427.6 million, or 37%, from the balance at the end of 2019.

In June 2020, Washington Trust began participating in the FRB’s PPPLF, which extends credit to depository institutions at a fixed interest rate of 0.35%. Only PPP loans can be pledged as collateral to access the facility. The maturity date of the PPPLF borrowings matches the maturity date of the pledged PPP loans. As of September 30, 2020, PPPLF borrowings amounted to $105.7 million, with a corresponding amount of PPP loans pledged as collateral.

See Note 7 to the Unaudited Consolidated Financial Statements for additional information regarding Borrowings.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 60% of total average assets in the nine months ended September 30, 2020.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$828,386	$534,990
Federal Reserve Bank of Boston (2)	20,718	24,686
Unencumbered investment securities	593,439	461,850
Total	$1,442,543	$1,021,526
(1)As of September 30, 2020 and December 31, 2019, loans with a carrying value of $2.1 billion and $2.1 billion, respectively, and securities available for sale with carrying values of $164.7 million and $271.4 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of September 30, 2020 and December 31, 2019, loans with a carrying value of $13.5 million and $16.6 million, respectively, and securities available for sale with a carrying value of $14.7 million and $17.0 million, respectively, were pledged to the FRB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the nine months ended September 30, 2020.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $18.2 million for the nine months ended September 30, 2020. Net income of $51.3 million was offset by mortgage banking related adjustments to reconcile net income to net cash used in operating activities. Net cash used in investing activities totaled $378.2 million for the nine months ended September 30, 2020, reflecting outflows to fund the increase in and purchases of loans, as well as purchases of debt securities. These outflows were partially offset by net inflows from maturities, calls and principal payments of securities. For the nine months ended September 30, 2020, net cash provided by financing activities amounted to $433.6 million, with net increases in deposits, FHLB advances and PPPLF borrowings, partially offset by the payment of dividends to shareholders and treasury stock purchases. See the Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $527.7 million at September 30, 2020, up by $24.2 million from December 31, 2019. This included net income of $51.3 million and an increase of $7.8 million in the accumulated comprehensive income component of shareholders’ equity, largely reflecting an increase in the fair value of available for sale debt securities. These increases were partially offset by $26.7 million in dividend declarations, a $6.1 million decrease to retained earnings due to the adoption of CECL, and a net increase in treasury stock of $3.5 million.

The Corporation declared a quarterly dividend of 51 cents per share for the three months ended September 30, 2020, unchanged from the 51 cents per share declared for the same period in 2019. On a year-to-date basis, dividend declarations totaled $1.53 per share in 2020, compared to $1.49 per share in 2019.

The ratio of total equity to total assets amounted to 9.02% at September 30, 2020 compared to a ratio of 9.51% at December 31, 2019.  Book value per share at September 30, 2020 and December 31, 2019 amounted to $30.57 and $29.00, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with a total risk-based capital ratio of 13.09% at September 30, 2020, compared to 12.94% at December 31, 2019. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements and the election of the CECL phase-in option provided by regulatory guidance, which delays the estimated impact of CECL on regulatory capital and phases it in over a three-year period beginning in 2022.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2020 and December 31, 2019, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

Management's Discussion and Analysis
The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2020 and December 31, 2019.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2020		December 31, 2019
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.69)%	(2.78)%	(3.71)%	(5.57)%
100 basis point rate increase	5.00	6.24	2.88	1.02
200 basis point rate increase	10.28	11.96	6.60	3.37
300 basis point rate increase	15.26	16.86	10.35	5.53

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

Management's Discussion and Analysis

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2020 and December 31, 2019 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$1,259	($9,359)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	9,418	(54,363)
Trust preferred debt and other corporate debt securities	(175)	242
Total change in market value as of September 30, 2020	$10,502	($63,480)
Total change in market value as of December 31, 2019	$17,741	($81,705)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2020.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020 (“Annual Report”) and Part II. Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, as filed with the SEC on May 7, 2020, and June 30, 2020, as filed with the SEC on August 6, 2020 (collectively, the “10-Qs”), based on information currently known to us and recent developments since the date of the 10-Qs. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report and Part II. Item 1A. “Risk Factors” of our 10-Qs. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report and 10-Qs. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we and our third party service providers have put in place for employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of pandemic-related orders and directives in the states and communities we serve have reduced business activity and financial transactions. Government policies and directives relating to the pandemic response are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue. Pandemic-related delays in our ability to execute appraisals of collateral securing loans may cause disruption in the loan origination process and add uncertainty about the adequacy of our allowance for credit losses. The measures we have taken to aid our customers, including loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. Mortgage banking revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Further deterioration in economic and financial market conditions may require us to increase our provision for credit losses or recognize impairments on investment securities we hold, goodwill, intangible assets and right-of-use-assets. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. The increase in financial market volatility and a corresponding increase in trading frequency also means that our Wealth Management Services business is subject to an increased risk of trading errors, and the risk that any trading errors are of an increased magnitude.

While the COVID-19 pandemic negatively impacted our results of operations for the first three calendar quarters of 2020, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.
As of September 30, 2020, there were 1,770 PPP loans with a carrying value of $216.8 million included in our commercial and industrial loan portfolio. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency or the processing fee from us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 has been formatted in Inline XBRL and contained in Exhibit 101.
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 4, 2020	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 4, 2020	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 4, 2020	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President and Controller
(principal accounting officer)