Form 10-K
period 2020-12-31
WASHINGTON TRUST BANCORP INC
filed 2021-02-25
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
	December 31, 2020	or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)
(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2020 was $553,933,925 based on a closing sales price of $32.75 per share as reported on the NASDAQ Stock Market, which includes $22,716,579 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of January 31, 2021 was 17,265,339.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 16, 2021 for the Annual Meeting of Shareholders to be held on April 27, 2021 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2020

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

Some of the factors that might cause these differences include the following: the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; the length and extent of the economic contraction as a result of the COVID-19 pandemic; continued deterioration in local, regional, national or international economic conditions, the local and regional real estate markets, or conditions affecting the banking or financial services industries, financial capital markets and the customers and communities we serve; changes in consumer behavior due to changing political, business and economic conditions, including increased unemployment, or legislative or regulatory initiatives; the possibility that future credits losses are higher than currently expected due to changes in economic assumptions or adverse economic developments; volatility in national and international financial markets; reductions in net interest income resulting from interest rate changes or volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value or outflows of wealth management assets under administration; decreases in the value of securities and other assets; reductions in loan demand; changes in loan collectability, increases in defaults and charge-off rates; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; reputational risk relating to our participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

The accounting and reporting policies of Washington Trust conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  At December 31, 2020,

Washington Trust had total assets of $5.7 billion, total deposits of $4.4 billion and total shareholders’ equity of $534.2 million.

Lending Activities
Washington Trust’s total loan portfolio amounted to $4.2 billion, or 73% of total assets, at December 31, 2020. The Corporation classifies loans as commercial, residential real estate or consumer. The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

Management evaluates the appropriateness of underwriting standards in response to changes in national and regional economic conditions, including such matters as market interest rates, energy prices, trends in real estate values and employment levels.  Based on management’s assessment of these matters, underwriting standards and credit monitoring activities are enhanced from time to time in response to changes in these conditions.  These assessments may result in clarification of debt service ratio calculations, changes in geographic and loan type concentrations, modifications to loan to value (“LTV”) standards for real estate collateral, changes in credit monitoring criteria and enhancements to monitoring of construction loans.

Commercial Loans
The commercial loan portfolio represented 58% of total loans at December 31, 2020. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks. Washington Trust also participates from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits. Commercial loans fall into two major categories: commercial real estate (“CRE”) and commercial and industrial (“C&I”) loans.

Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial or residential buildings. Commercial real estate loans frequently involve larger loan balances to single borrowers or groups of related borrowers. The Bank’s commercial real estate loans are secured by a variety of property types, such as multi-family dwellings, retail facilities, office buildings, hospitality properties, healthcare facilities, industrial and warehouse and commercial mixed use properties. At December 31, 2020, commercial real estate loans represented 67% of the total commercial loan portfolio and 39% of the total loan portfolio.

Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable and/or general business assets.  A portion of the Bank’s commercial and industrial loan portfolio is also collateralized by real estate.  Commercial and industrial loans also include Paycheck Protection Program loans that are fully guaranteed by the U.S. government, tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. The Bank’s commercial and industrial loan portfolio includes loans to business sectors such as healthcare and social assistance, manufacturing, owner-occupied and other real estate, educational services, retail, accommodation and food services, professional, scientific and technical services, entertainment and recreation, information sector, finance and insurance, transportation and warehousing, and public administration. At December 31, 2020, commercial and industrial loans represented 33% of the total commercial loan portfolio and 19% of the total loan portfolio.

Residential Real Estate Loans
The residential real estate loan portfolio consists of mortgage and homeowner construction loans secured by one- to four-family residential properties and represented 35% of total loans at December 31, 2020.  Residential real estate loans are primarily originated by commissioned mortgage originator employees. Residential real estate loans are originated both for sale to the secondary market, as well as for retention in the Bank’s loan portfolio.  Loan sales to the secondary market provide funds for additional lending and other banking activities.  Loans originated for sale to the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate loans are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In 2020, residential real estate loan originations for retention in portfolio amounted to $502.1 million, while loans originated for sale to the secondary market, including loans originated in a broker capacity, totaled $1.2 billion.

Also included in the residential real estate loan portfolio are mortgage loans purchased from and serviced by other financial institutions. These loans are individually evaluated at time of purchase to Washington Trust’s underwriting standards and are secured by one- to four-family residential properties in southern New England and other states. As of December 31, 2020, purchased residential mortgages serviced by others were largely secured by properties located in Massachusetts and represented 9% of the total residential real estate loan portfolio and 3% of the total loan portfolio.

Consumer Loans
The consumer loan portfolio represented 7% of total loans as of December 31, 2020.  Consumer loans include home equity loans and lines of credit and personal installment loans.  Home equity lines and home equity loans represent 93% of the total consumer portfolio at December 31, 2020.  Our home equity line and home equity loan origination activities are conducted primarily in southern New England.  The Bank estimates that approximately 60% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

Also included in the consumer loan portfolio are purchased loans to individuals secured by general aviation aircraft. These loans were individually underwritten by us at the time of purchase using standards similar to those employed for self-originated consumer loans. At December 31, 2020, these purchased loans represented 4% of the total consumer loan portfolio and 0.2% of the total loan portfolio.

Deposit Activities
At December 31, 2020, total deposits amounted to $4.4 billion. Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of deposit products with a range of interest rates and terms to consumer, commercial, non-profit and municipal deposit customers.  Washington Trust’s deposit accounts consist of noninterest-bearing demand deposits, interest-bearing demand deposits, NOW accounts, money market accounts, savings accounts and time deposits.  A variety of retirement deposit accounts are offered to customers.  Additional deposit services provided to customers include debit cards, automated teller machines (“ATMs”), telephone banking, internet banking, mobile banking, remote deposit capture and other cash management services. Brokered time deposits from out-of-market institutional sources are also utilized as part of our overall funding strategy.

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

Wealth Management Services
Washington Trust provides a broad range of wealth management services to personal and institutional clients.  These services include investment management; holistic financial planning services; personal trust and estate services, including services as trustee, personal representative, custodian and guardian; settlement of decedents’ estates; and

institutional trust services, including custody and fiduciary services.  Wealth management services are primarily provided through the Bank and its registered investment adviser subsidiary. See additional information under the caption “Subsidiaries.”

At December 31, 2020, wealth management assets under administration (“AUA”) totaled $6.9 billion. These assets are not included in the Consolidated Financial Statements. Washington Trust’s wealth management revenues represented 16% of total revenues in December 31, 2020.  A substantial portion of wealth management revenues is largely dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

Investment Security Activities
Washington Trust’s investment securities portfolio amounted to $894.6 million, or 16% of total assets, at December 31, 2020 and is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  At December 31, 2020, the investment securities portfolio consisted of obligations of U.S. government agencies and government-sponsored enterprises, including mortgage-backed securities; individual name issuer trust preferred debt securities; and corporate bonds.

Wholesale Funding Activities
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank utilizes advances from the FHLB to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio.  As a member of the FHLB, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  At December 31, 2020, the Bank had advances payable to the FHLB of $0.6 billion. In addition, the Bank had borrowing capacity remaining of $969.7 million, as well as a $40.0 million unused line of credit with the FHLB at December 31, 2020.  The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

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

The Bank provides a broad range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services.  The deposits of the Bank are insured by the FDIC, subject to regulatory limits.

The Bank has a registered investment adviser subsidiary, Weston Financial Group, Inc. (“Weston Financial”) that is located in Wellesley, Massachusetts. Weston Financial and its broker-dealer and insurance agency subsidiaries were acquired by the Bancorp in August 2005. Halsey Associates, Inc. (“Halsey”), located in New Haven, Connecticut, operated as a wholly-owned registered investment adviser subsidiary of the Bank from August 2015, when it was acquired by the Bancorp, until 2019, when Halsey was merged into the Bank. The acquisitions of Weston Financial and Halsey expanded the geographic reach of Washington Trust’s wealth management business.

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

Market Area
Washington Trust’s headquarters and main office is located in Westerly in Washington County, Rhode Island.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2020, the Bank had 10 branch offices located in southern Rhode Island (Washington County), 12 branch offices located in the greater Providence area in Rhode Island and 1 branch office located in southeastern Connecticut. In 2021, we plan to open a new full-service branch in East Greenwich, Rhode Island.

As noted above, Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  In addition to branch offices, the Bank has a commercial lending office at its main office and in the financial district of Providence, Rhode Island. Washington Trust also has 6 residential mortgage lending offices located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Glastonbury, Connecticut; and in Warwick, Rhode Island.

Washington Trust provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island; Wellesley, Massachusetts; and New Haven, Connecticut.

Competition
Washington Trust faces considerable competition in its market area for all aspects of banking and related financial service activities.

Washington Trust contends with strong competition both in generating loans and attracting deposits.  The primary factors in competing are interest rates, financing terms, fees charged, products offered, personalized customer service, online and mobile access to accounts and convenience of branch locations, ATMs and branch hours.  Competition comes from commercial banks, credit unions, savings institutions and internet banks, as well as other non-bank institutions.  Washington Trust faces strong competition from larger institutions with relatively greater resources, broader product lines and larger delivery systems. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank institutions and financial technology companies, greater technological developments in the industry and continued bank regulatory changes.

Washington Trust operates in a highly competitive wealth management services marketplace.  Key competitive factors include investment performance, quality and level of service, as well as personal relationships.  Principal competitors in the wealth management services business are commercial banks and trust companies, investment advisory firms, mutual fund companies, online and full-service stock brokerage firms and other financial companies. Many of these companies have greater resources than Washington Trust.

Employees and Human Capital Resources
Washington Trust had 609 full-time equivalent employees at December 31, 2020. Management considers relations with its employees to be good.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance and a 401(k) plan. See Note 17 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

We encourage and support the growth and development of our employees. Continual learning and career development is advanced through internally developed training programs, customized corporate training engagements, educational reimbursement programs, as well as ongoing performance and development conversations with employees.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, approximately 70% of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	39-43
II.	Investment Portfolio	49-51
III.	Loan Portfolio	51-59, 103
IV.	Summary of Loan Loss Experience	64-67, 115
V.	Deposits	67-68, 120
VI.	Return on Equity and Assets	32
VII.	Short-Term Borrowings	68, 121

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

COVID-19 Pandemic Related
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted to address the economic effects of the COVID-19 pandemic. The CARES Act was a $2 trillion stimulus bill, with the goal of preventing a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also included extensive emergency funding for hospitals and providers.

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act (the “CRRSA Act”) was signed into law, authorizing more than $900 billion in economic aid to small businesses and consumer.

Participation in the Paycheck Protection Program. The CARES Act initially appropriated $349 billion for a loan program administered through the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). The amount appropriated was subsequently increased to $659 billion (the “Original PPP”). The CRRSA Act appropriated an additional $285 billion to PPP for loans to small businesses, including borrowers that have previously received PPP loans under the CARES Act (the “PPP-2”). PPP loans have either a two-year or five-year term and earn interest at a rate of 1%. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by SBA. Through December 31, 2020, Washington Trust originated 1,782 PPP loans with principal balances totaling $225.7 million under the Original PPP. Washington Trust began participating in the PPP-2 in January 2021. As of February 19, 2021, we have originated 706 PPP-2 loans with principal balances totaling $67.8 million. A significant portion of the PPP loans are expected to ultimately be forgiven by the SBA in accordance with the terms of the program. In conjunction with the PPP, the Federal Reserve has created the Paycheck Protection Program Liquidity Facility (“PPPLF”), a lending facility for qualified financial institutions. Only loans issued under the PPP can be pledged as collateral to access the facility. The PPPLF extends credit to depository institutions at a fixed interest rate of 0.35% with maturity terms matching the maturity date of the pledged PPP loans. In 2020, Washington Trust participated in PPPLF, however, as of December 31, 2020, Washington Trust had no PPPLF borrowings outstanding.

Troubled Debt Restructuring Relief. The CARES Act also provided troubled debt restructuring (“TDR”) accounting relief, which was subsequently extended by the CRRSA Act. From March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, including impairment accounting. This TDR relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable. Washington Trust made this election. Through December 31, 2020, Washington Trust executed loan payment deferment modifications on 636 loans totaling $717.4 million. Eligible deferment modifications are not classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms.

Forbearance. The CARES Act codified in part guidance from state and federal regulators and government-sponsored enterprises, including the 60-day suspension of foreclosures on federally-backed mortgages and requirements that servicers grant forbearance to borrowers affected by COVID-19. The suspension of foreclosures on federally-backed mortgages and forbearance requirements have been extended until March 31, 2021.

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

Limitations on Acquisitions of Bancorp Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under rebuttable presumptions of control established by the Federal Reserve, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control Act, requiring prior notice to the Federal Reserve, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. The Federal Reserve has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve, could constitute the acquisition of control of a bank holding company for purposes of the BHCA.

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

Deposit Insurance. The deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per depositor with respect to deposits held in the same right and capacity. Deposit insurance premiums are based on assets. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.

The FDIC has the authority to adjust deposit insurance assessment rates at any time.  In addition, under the FDIA, the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For December 31, 2020, the FDIC insurance expense for the Bank was $1.8 million.

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

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Common equity Tier 1 generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.  Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations.  However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital.  The Bancorp’s currently outstanding trust preferred securities were grandfathered under this rule. In addition, under rules that became effective January 1, 2015, accumulated other comprehensive income (“AOCI”) (positive or negative) must be reflected in Tier 1 capital; however, the Bancorp and the Bank were permitted to make a one-time, permanent election to continue to exclude AOCI from capital. The Bancorp and the Bank made this election.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1 capital, Tier 1 capital and total capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned one of several categories of risk weights based primarily on relative risk.  Under the Federal Reserve’s rules applicable to the Bancorp and the FDIC’s capital rules applicable to the Bank, the Bancorp and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum leverage ratio requirement of 4.0%. Additionally, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

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

Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve Board’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10.0% or greater; (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure. The Bancorp is considered “well capitalized” under this definition. A banking organization that qualifies for and elects to use the community bank leverage framework described below will be considered well capitalized as long as it is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.

Section 201 of the Economic Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8.0% or more than 10.0%. Under the final rule issued by federal banking agencies, effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of greater than 9.0%, will be eligible to opt into the community bank leverage ratio framework. A community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the banking agencies’

capital rules and will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9.0% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8.0%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. As required by Section 4012 of the CARES Act, the federal banking agencies temporarily lowered the community bank leverage ratio, issuing two interim final rules to set the community bank leverage ratio at 8.0% and then gradually re-establish it at 9%. Under the interim final rules, the community bank leverage ratio was set at 8.0% beginning in the second quarter of 2020 through the end of the year. Community banks that have a leverage ratio of 8.0% or greater and meet certain other criteria may elect to use the community bank leverage ratio framework. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the leverage ratio requirement to use the CBLR framework will return to 9.0%. At this time, the Corporation does not anticipate opting in to the community bank leverage ratio.

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

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries.  An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of “covered transactions” outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of “covered transactions” of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include: a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate.  “Covered transactions” are also subject to certain collateral security requirements. “Covered transactions” as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. If a banking organization elects to use the community bank leverage ratio framework described in “Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above, the banking organization would be required to measure the amount of covered transactions as a percentage of Tier 1 capital, subject to certain adjustments. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.

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

Privacy and Customer Information Security.  The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures.  However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and procedures since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of the information is reasonably possible.  Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach.  Congress continues to consider federal legislation that would require consumer notice of data security breaches.  In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents.  Pursuant to the FACT Act, the Bank had to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.

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

ITEM 1A.  Risk Factors.
Before making any investment decision with respect to our common stock, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be impaired. In that event, the market price for our common stock could decline and you may lose your investment. This report is qualified in its entirety by these risk factors.

RISKS RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we and our third party service providers have put in place for employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including the reduction of the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income and margins, and our profitability. The continued closures of many businesses and the institution of pandemic-related orders and directives in the states and communities we serve have reduced business activity and financial transactions. Government policies and directives relating to the pandemic response are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. It is unclear whether any COVID-19 pandemic-related businesses losses that we or our customers may suffer will be recovered by existing insurance policies. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue. Additionally, certain government directives and social distancing protocols may hinder our ability to conduct timely appraisals of collateral securing loans and may cause disruption in the loan origination process and add uncertainty about the adequacy of our allowance for credit losses (“ACL”). The measures we have taken to aid our customers, including loan payment deferments, may be insufficient to help our customers who have been negatively impacted by the economic fallout from the COVID-19 pandemic. Loans that are currently in deferral status may become nonperforming loans. More generally, because of adverse economic and market conditions, our borrowers may be unable to repay their loans. A borrower’s default may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and external resources to the collection and workout of the loan. If there is an increase in borrower defaults, we may be required to increase our provision for credit losses. Further deterioration in economic and financial market conditions may cause us to recognize impairments on investment securities we hold, goodwill, intangible assets and right-of-use-assets. The increase in financial market volatility and a corresponding increase in trading frequency also means that our Wealth Management Services business is subject to an increased risk of trading errors, and the risk that any trading errors are of an increased magnitude.

While the most notable adverse impact to the Corporation’s results of operations in 2020 was a higher provision for credit losses, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic. All of these risks and uncertainties can be expected to persist at least until the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover.

Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.
As of December 31, 2020, there were 1,706 PPP loans with a carrying value of $199.8 million included in our commercial and industrial loan portfolio. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency or the processing fee from us.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Changes in the business and economic conditions, particularly those of southern New England, could adversely affect our financial condition and results of operations.
A worsening of economic conditions, increased levels of unemployment, downside economic shocks, or recessionary economic conditions could lead to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price.
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
•collateral for our loans may decline in value, in turn reducing a customer's borrowing power and reducing the value of collateral securing a loan;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•our ability to continue to originate real estate loans may be impaired.

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
At December 31, 2020, commercial loans represented 58% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if our portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

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

Our allowance for credit losses on loans may not be adequate to cover actual loan losses, and an increase in the allowance for credit losses on loans will adversely affect our earnings.
We maintain an ACL on loans that is based on relevant internal and external information related to past events, current economic conditions and reasonable supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. The Corporation makes various assumptions and judgments about the quality and collectability of the loan portfolio, the creditworthiness of borrowers, the value of the underlying collateral, the enforceability of its loan documents, current economic conditions and reasonable and supportable forecasts. If the assumptions underlying the determination of its ACL prove to be incorrect, the ACL may not be sufficient to cover actual loan losses and an increase to the ACL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ACL. Federal and state regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our ACL. Any increases in our ACL will result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.

In 2020, significant deterioration in the economic forecast due to the COVID-19 pandemic was estimated in the ACL, however, continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the ACL. Deteriorating conditions or assumptions could lead to further increases in the ACL.

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
We maintain a securities portfolio, which may include obligations of U.S. government-sponsored enterprises and agencies, including mortgage-backed securities; obligations of states and political subdivisions; individual name issuer trust preferred debt securities; and corporate bonds. We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities. The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, even those with no apparent credit exposure. The valuation of our securities requires judgment and as market conditions change security values may also change. Significant negative changes to valuations could result in impairments in the value of the Corporation’s securities portfolio, which could have an adverse effect on the Corporation’s financial condition or results of operations.

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

Changes to and replacement of LIBOR may adversely affect our business, financial condition, and results of operations.
LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including loans, securities, funding sources, interest rate swaps and other derivatives. ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR recently announced it would consult on its plans for the discontinuation of LIBOR. IBA intends to end publication of some LIBOR tenors on December 31, 2021 and the remaining LIBOR tenors in June 2023. Financial services regulators recently issued guidance on the ongoing use of LIBOR, encouraging banks to transition away from LIBOR as soon as practicable and to not enter into new transactions referencing LIBOR after December 31, 2021. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. The Corporation has established a cross-functional project team to address the LIBOR transition. Given the complexity of the transition, as well as the different risk characteristics between LIBOR and the replacement reference rate, the Corporation continues to evaluate the impact the transition, which may, ultimately, adversely affect the Corporation’s business, financial condition, or results of operations.

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

Revenues from wealth management services depend in large part on the level of AUA, which are primarily marketable securities. Market volatility that results in clients liquidating investments, as well as lower asset values, can reduce the level of assets under management and administration and decrease the Corporation's wealth management revenues, which could materially adversely affect the Corporation's results of operations.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could adversely affect our results of operations and financial condition.
When mortgage loans are sold, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including government-sponsored entities, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our results of operations and financial condition may be adversely affected.

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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft or terrorist activity. We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of third party service providers to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. We also review and assess the cyber-security risk of our third party service providers. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

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
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. In some cases, management of the Corporation’s risks depends upon the use of analytical and/or forecasting models, which, in turn, rely on assumptions and estimates. If the models used to mitigate these risks are inadequate, or the assumption or estimates are inaccurate or otherwise flawed, the Corporation may fail to adequately protect against risks and may incur losses. In addition, there may be risks that exist, or that develop in the future, that the Corporation has not appropriately anticipated, identified or mitigated, which could lead to unexpected losses and the Corporation's results of operations or financial condition could be materially adversely affected.

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
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a hurricane, blizzard, flood, fire or earthquake, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, or pandemics could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance, and remediation costs. Consumers and businesses may also change their behavior on their own as a result of these concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on, or role in, carbon intensive activities. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

For example, in June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses” ("ASU 2016-13") that, effective January 1, 2020, substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions, and other organizations. The accounting standard removed the existing “probable” threshold in GAAP for recognizing credit losses and instead required companies to measure estimated lifetime credit losses. Companies must also consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. See Note 2 to the Consolidated Financial Statements for additional information on the adoption of ASU 2016-13. The ongoing impact to earnings could be more volatile and could adversely impact our results of operations and lending activity.

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
The price of our common stock can fluctuate widely in response to a variety of factors. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly. Some of the factors that could cause fluctuations or declines in the price of our common stock include, but are not limited to, actual or anticipated variations in reported operating results, recommendations by securities analysts, the level of trading activity in our common stock, our past and future dividend and share repurchase practices, new services or delivery systems offered by competitors, business combinations involving our competitors, operating and stock price performance of companies that investors deem to be comparable to Washington Trust, news reports relating to trends or developments in the financial, credit, mortgage and housing markets, as well as the financial services industry, and changes in government regulations.

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

RISKS RELATED TO OUR REGULATORY ENVIRONMENT

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

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 2.  Properties.
Washington Trust’s headquarters and main office is located at 23 Broad Street, in Westerly, in Washington County, Rhode Island.

As of December 31, 2020, Washington Trust conducts business from 10 branch offices located in southern Rhode Island (Washington County), 12 branch offices located in the greater Providence area in Rhode Island and 1 branch office located in southeastern Connecticut. In 2021, we plan to open a new full-service branch in East Greenwich, Rhode Island.

In addition, there are a number of offices not associated with a branch office location. Washington Trust has 6 residential mortgage lending offices that are located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Glastonbury, Connecticut; and in Warwick, Rhode Island. Washington Trust also has an executive office, commercial lending office and wealth management services office in the financial district of Providence, Rhode Island; and 2 additional wealth management services offices located in Wellesley, Massachusetts and New Haven, Connecticut. Additionally, Washington Trust has an employment and training center and two operations facilities are located in Westerly, Rhode Island, as well as a loan servicing facility in Stonington, CT.

At December 31, 2020, 9 of the Corporation’s facilities were owned, 26 were leased and 1 branch office was owned on leased land.  Lease expiration dates range from 7 months to 20 years, with additional renewal options on certain leases ranging from 1 year to 5 years.  In addition, the Bank has one owned offsite-ATM in a leased space. All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

The Bank also brands ATMs located in retail stores and other locations primarily in Rhode Island and to a lesser extent in southeastern Connecticut. These ATMs are operated under contracts with a third party vendor.

See Notes 7 and 8 to the Consolidated Financial Statements for additional information regarding premises and equipment and leases.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bancorp’s common stock trades on the NASDAQ Stock Market under the symbol WASH. At January 31, 2021, there were 1,526 holders of record of the Bancorp’s common stock.

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

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Bancorp did not repurchase any shares during the fourth quarter of December 31, 2020.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) from December 31, 2015 to December 31, 2020. The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2015.  The total return assumes reinvestment of dividends.

The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Corporation is not responsible for any errors or omissions in such information.

For the period ending December 31,	2015	2016	2017	2018	2019	2020
Washington Trust Bancorp, Inc.	$100.00	$146.88	$143.62	$132.49	$155.96	$137.56
NASDAQ Bank Stocks	$100.00	$137.97	$145.50	$121.96	$151.69	$140.31
NASDAQ Stock Market (U.S.)	$100.00	$108.97	$141.36	$137.39	$187.87	$272.51

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

Selected Financial Data	(Dollars in thousands, except per share amounts)
At or for the years ended December 31,	2020	2019	2018	2017	2016
Financial Results:
Interest and dividend income	$169,936	$197,663	$176,407	$149,586	$133,470
Interest expense	42,492	64,249	44,117	30,055	22,992
Net interest income	127,444	133,414	132,290	119,531	110,478
Provision for credit losses (1)	12,342	1,575	1,550	2,600	5,650
Net interest income after provision for credit losses	115,102	131,839	130,740	116,931	104,828
Noninterest income	99,442	67,080	62,114	64,809	65,129
Noninterest expense	125,384	110,740	106,162	104,100	101,103
Income before income taxes	89,160	88,179	86,692	77,640	68,854
Income tax expense	19,331	19,061	18,260	31,715	22,373
Net income	$69,829	$69,118	$68,432	$45,925	$46,481

Net income available to common shareholders	$69,678	$68,979	$68,288	$45,817	$46,384

Per Share Information ($):
Earnings per common share:
Basic	4.03	3.98	3.95	2.66	2.72
Diluted	4.00	3.96	3.93	2.64	2.70
Cash dividends declared (2)	2.05	2.00	1.76	1.54	1.46
Book value	30.94	29.00	25.90	23.99	22.76
Market value - closing stock price	44.80	53.79	47.53	53.25	56.05
Performance Ratios (%):
Return on average assets	1.22	1.34	1.46	1.04	1.16
Return on average equity (3)	13.51	14.34	16.20	11.23	11.94
Net interest margin (4)	2.40	2.77	3.01	2.93	3.02
Equity to assets	9.35	9.51	8.94	9.12	8.92
Dividend payout ratio (5)	51.25	50.51	44.78	58.33	54.07
Asset Quality Ratios (%):
Total past due loans to total loans	0.30	0.40	0.37	0.59	0.76
Nonaccrual loans to total loans	0.31	0.45	0.32	0.45	0.68
Nonperforming assets to total assets	0.23	0.35	0.28	0.34	0.53
Allowance for credit losses on loans to nonaccrual loans (1)	334.21	155.18	231.25	174.14	117.89
Allowance for credit losses on loans to total loans (1)	1.05	0.69	0.74	0.79	0.80
Net charge-offs to average loans	0.03	0.04	0.03	0.06	0.21
Capital Ratios (%):
Total risk-based capital ratio	13.51	12.94	12.56	12.45	12.26
Tier 1 risk-based capital ratio	12.61	12.23	11.81	11.65	11.44
Common equity Tier 1 capital ratio	12.06	11.65	11.20	10.99	10.75
Tier 1 leverage capital ratio	8.95	9.04	8.89	8.79	8.67
(1)Based on the current expected credit losses (“CECL”) accounting methodology in 2020 and the incurred loss methodology in prior years.
(2)Represents historical per share dividends declared by the Bancorp.
(3)Net income available to common shareholders divided by average equity.
(4)Fully taxable equivalent net interest income as a percentage of average-earning assets.
(5)Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Financial Data	(Dollars in thousands)
December 31,	2020	2019	2018	2017	2016
Assets:
Cash and cash equivalents	$202,268	$138,455	$93,475	$82,923	$107,797
Mortgage loans held for sale	61,614	27,833	20,996	26,943	29,434
Total securities	894,571	899,490	938,225	793,495	755,545
Federal Home Loan Bank stock, at cost	30,285	50,853	46,068	40,517	43,129
Loans:
Total loans	4,195,990	3,892,999	3,680,360	3,374,071	3,234,371
Less: allowance for credit losses on loans (1)	44,106	27,014	27,072	26,488	26,004
Net loans	4,151,884	3,865,985	3,653,288	3,347,583	3,208,367
Investment in bank-owned life insurance	84,193	82,490	80,463	73,267	71,105
Goodwill and identifiable intangible assets	70,214	71,127	72,071	73,049	74,234
Other assets	218,140	156,426	106,180	92,073	91,504
Total assets	$5,713,169	$5,292,659	$5,010,766	$4,529,850	$4,381,115
Liabilities:
Deposits:
Noninterest-bearing deposits	$832,287	$609,924	$603,216	$578,410	$521,165
Interest-bearing deposits	3,546,066	2,888,958	2,920,832	2,664,297	2,542,587
Total deposits	4,378,353	3,498,882	3,524,048	3,242,707	3,063,752
FHLB advances	593,859	1,141,464	950,722	791,356	848,930
Junior subordinated debentures	22,681	22,681	22,681	22,681	22,681
Other liabilities	184,081	126,140	65,131	59,822	54,948
Total shareholders’ equity	534,195	503,492	448,184	413,284	390,804
Total liabilities and shareholders’ equity	$5,713,169	$5,292,659	$5,010,766	$4,529,850	$4,381,115

Asset Quality:
Nonaccrual loans	$13,197	$17,408	$11,707	$15,211	$22,058
Property acquired through foreclosure or repossession	—	1,109	2,142	131	1,075
Total nonperforming assets	$13,197	$18,517	$13,849	$15,342	$23,133

Wealth Management Assets:
Market value of assets under administration	$6,866,737	$6,235,801	$5,910,814	$6,714,637	$6,063,293
(1)Based on the CECL accounting methodology in 2020 and the incurred loss methodology in prior years.

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

Information pertaining to 2018 was included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, starting on page 35 under Part II, Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which was filed with the SEC on February 25, 2020.

Critical Accounting Policies and Estimates
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the Corporation’s consolidated financial statements are considered critical accounting policies. As of December 31, 2020, management considers the following to be its critical accounting policies: the determination of the allowance for credit losses on loans, the valuation of goodwill and identifiable intangible assets, and accounting for defined benefit pension plans.

As a result of the adoption of Accounting Standards Codification (“ASC”) 326 effective January 1, 2020, Washington Trust updated its critical accounting policy for the Allowance of Credit Losses on Loans. The updated policy is described in detail below.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date. The ACL on loans is increased through a provision for credit losses recognized in the Consolidated Statements of Income and by recoveries of amounts previously charged-off. The ACL on loans is reduced by charge-offs on loans.  Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely.  Full or partial charge-offs on collateral dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate (including commercial construction loans), commercial and industrial (including PPP loans), residential real estate (including homeowner construction), home equity and other consumer loans. The second component involves identifying individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

For loans that are individually analyzed, the ACL is measured using a discounted cash flow (“DCF”) method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. For collateral dependent loans for which repayment is to be provided substantially through the operation of the

Management's Discussion and Analysis
collateral, such as accruing TDRs, estimated costs to sell are not incorporated into the measurement. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

For pooled loans, the Corporation utilizes a DCF methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewals and modifications, unless 1) the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Corporation, or 2) management reasonably expects at the reporting date that a TDR will be executed with an individual borrower. The methodology incorporates the probability of default and loss given default, which are identified by default triggers such as past due by 90 or more days, whether a charge-off has occurred, the loan has been placed on nonaccrual status, the loan has been modified in a TDR or the loan is risk-rated as special mention or classified. The probability of default for the life of the loan is determined by the use of an econometric factor. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. Utilizing a third party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s credit review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks.

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

Valuation of Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the purchase price over the net fair value of the acquired businesses. Goodwill is not amortized, but is tested for impairment at the reporting unit level, defined as the segment level, at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In 2020, due to the changes in the macroeconomic environment resulting from the COVID-19 pandemic, management performed an interim impairment assessment on goodwill as of March 31, 2020 in addition to its annual assessment.

In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we

Management's Discussion and Analysis
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

The annual and interim quantitative assessments of goodwill for the two reporting units (Commercial Banking and Wealth Management Services) were performed utilizing a DCF analysis (“income approach”) and estimates of selected market information (“market approach”).  The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value.  The market approach takes into consideration fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.  The results of the income approach and the market approach were weighted equally.  The results of both the March 31, 2020 and December 31, 2020 quantitative impairment analyses indicated that the remaining fair value significantly exceeded the carrying value for both reporting units.

Intangible assets identified in acquisitions consist of wealth management advisory contracts. The fair value of intangible assets was estimated using valuation techniques, based on a DCF analysis. The value attributed to other intangible assets was based on the time period over which they are expected to generate economic benefits. Intangible assets are amortized over their estimated lives using a method that approximates the amount of economic benefits that are realized by the Corporation.

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

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the intangible assets. For intangible assets such as wealth management advisory contracts, these estimates and assumptions include account attrition, market appreciation for wealth management AUA and anticipated fee rates, estimated revenue growth, projected costs and other factors. Significant changes in these estimates and assumptions could cause a different valuation for these intangible assets. Changes in the original assumptions could change the amount of the intangible assets recognized and the resulting amortization. Subsequent changes in assumptions could result in recognition of impairment of these intangible assets.

When there are events or circumstances that occur indicating that the carrying amount of the Corporation’s intangible assets may not be recoverable, the Corporation tests each of the intangibles by comparing the carrying value of the intangible asset to the sum of undiscounted cash flows expected to be generated by the asset. As of December 31, 2020, the carrying value of intangible assets was deemed to be recoverable.

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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. In 2021, we plan to open a new full-service branch in East Greenwich, Rhode Island.

The COVID-19 pandemic has caused an unprecedented disruption to the economy and the communities we serve. Washington Trust took action to support our customers experiencing financial difficulty due to the COVID-19 pandemic, including loan payment deferment modifications and participation in the SBA’s PPP. In addition, in the first quarter of 2020, we implemented our business continuity and pandemic plans, which included remote working arrangements for the majority of our workforce, closing our branches and offering drive-through banking or special banking services by appointment only, and promoting social distancing. In the third quarter of 2020, we briefly reopened our branch lobbies to customers while adhering to social distancing guidelines, before once again closing our branches and offering drive-through banking or special banking services by appointment only in the fourth quarter of 2020. Remote working arrangements continue for a significant portion of our workforce.

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

Management's Discussion and Analysis
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

Management's Discussion and Analysis
Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)			Change
Years Ended December 31,	2020	2019	$	%
Net interest income	$127,444	$133,414	($5,970)	(4%)
Noninterest income	99,442	67,080	32,362	48
Total revenues	226,886	200,494	26,392	13
Provision for loan losses	12,342	1,575	10,767	684
Noninterest expense	125,384	110,740	14,644	13
Income before income taxes	89,160	88,179	981	1
Income tax expense	19,331	19,061	270	1
Net income	$69,829	$69,118	$711	1%

The following table presents a summary of performance metrics and ratios:

Years Ended December 31,	2020	2019
Diluted earnings per common share	$4.00	$3.96
Return on average assets (net income divided by average assets)	1.22%	1.34%
Return on average equity (net income available for common shareholders divided by average equity)	13.51%	14.34%
Net interest income as a percentage of total revenues	56%	67%
Noninterest income as a percentage of total revenues	44%	33%

Net income totaled $69.8 million in 2020, compared to $69.1 million in 2019. Net interest income in 2020 was negatively impacted by the decline in market interest rates, as interest-earning asset yields declined faster than the downward repricing of interest-bearing liabilities. However, the decline in market interest rates also spurred mortgage origination, refinancing and sales activity, resulting in strong mortgage banking results in 2020. Our 2020 results also reflected an increase in provision for credit losses due to the estimated impact of the COVID-19 pandemic under the CECL accounting methodology. Noninterest expenses increased in 2020, largely due to increases in salaries and employee benefits expense, which included volume-related increases in mortgage banking commissions expense.

Average Balances/Net Interest Margin - Fully Taxable Equivalent (“FTE”) Basis
The following table presents average balance and interest rate information.  Tax-exempt income is converted to an FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. Unrealized gains (losses) on available for sale securities and fair value adjustments on mortgage loans held for sale are excluded from the average balance and yield calculations. Nonaccrual loans, as well as interest recognized on these loans, are included in amounts presented for loans.

Management's Discussion and Analysis

Years ended December 31,	2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$160,427	$459	0.29%	$85,447	$1,667	1.95%
Mortgage loans held for sale	54,237	1,762	3.25	30,928	1,237	4.00
Taxable debt securities	902,278	20,050	2.22	947,875	26,367	2.78
Nontaxable debt securities	—	—	—	450	23	5.11
Total securities	902,278	20,050	2.22	948,325	26,390	2.78
FHLB stock	45,235	2,240	4.95	47,761	2,855	5.98
Commercial real estate	1,632,460	52,231	3.20	1,481,116	68,193	4.60
Commercial & industrial	767,176	27,410	3.57	596,451	28,545	4.79
Total commercial	2,399,636	79,641	3.32	2,077,567	96,738	4.66
Residential real estate	1,488,343	55,866	3.75	1,368,824	54,932	4.01
Home equity	277,296	10,032	3.62	286,767	14,011	4.89
Other	18,929	941	4.97	23,153	1,137	4.91
Total consumer	296,225	10,973	3.70	309,920	15,148	4.89
Total loans	4,184,204	146,480	3.50	3,756,311	166,818	4.44
Total interest-earning assets	5,346,381	170,991	3.20	4,868,772	198,967	4.09
Noninterest-earning assets	358,569			300,549
Total assets	$5,704,950			$5,169,321
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$159,366	$806	0.51%	$144,836	$2,537	1.75%
NOW accounts	593,105	368	0.06	469,540	310	0.07
Money market accounts	839,915	5,402	0.64	693,921	7,713	1.11
Savings accounts	415,741	265	0.06	365,927	272	0.07
Time deposits (in-market)	742,236	13,138	1.77	794,124	16,056	2.02
Total interest-bearing in-market deposits	2,750,363	19,979	0.73	2,468,348	26,888	1.09
Wholesale brokered time deposits	501,306	5,833	1.16	461,862	10,213	2.21
Total interest-bearing deposits	3,251,669	25,812	0.79	2,930,210	37,101	1.27
FHLB advances	920,704	15,806	1.72	1,015,914	26,168	2.58
Junior subordinated debentures	22,681	641	2.83	22,681	980	4.32
PPPLF borrowings	66,492	233	0.35	—	—	—
Total interest-bearing liabilities	4,261,546	42,492	1.00	3,968,805	64,249	1.62
Noninterest-bearing demand deposits	759,841			615,049
Other liabilities	167,861			104,463
Shareholders’ equity	515,702			481,004
Total liabilities and shareholders’ equity	$5,704,950			$5,169,321
Net interest income (FTE)		$128,499			$134,718
Interest rate spread			2.20%			2.47%
Net interest margin			2.40%			2.77%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2020	2019
Commercial loans	$1,055	$1,299
Nontaxable debt securities	—	5
Total	$1,055	$1,304

Net Interest Income
Net interest income, the primary source of our operating income, totaled $127.4 million and $133.4 million, respectively, for 2020 and 2019. Net interest income is affected by the level of, and changes in, interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on a FTE basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans may be impacted by the periodic recognition of prepayment penalty fee income associated with loan payoffs. Prepayment penalty fee income associated with loans payoffs in both 2020 and 2019 was immaterial.

The analysis of net interest income, net interest margin and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. As market interest rates decline (as they did in the latter portion of 2019 and in 2020), loan prepayments and the receipt of payments on mortgage-backed securities generally increase. This results in accelerated levels of amortization reducing net interest income and may also result in the proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. In addition, as PPP loans are forgiven by the SBA, unamortized net fee balances are accelerated and amortized into net interest income. Late in 2020, $18.0 million of PPP loans were forgiven by the SBA. As a result, the acceleration of net fee balances of $423 thousand was included in interest income and also reported in the net amount of amortization of premiums and discounts on securities and loans in the Consolidated Statements of Cash Flows. The total net amount of amortization of premiums and discounts on securities and loans in the Consolidated Statements of Cash Flows (a net reduction to net interest income) amounted to $5.7 million in 2020, up by $1.2 million from 2019.

FTE net interest income in 2020 amounted to $128.5 million, down by $6.2 million, or 5%, from 2019. Growth in average interest-earning assets, net of increased average interest-bearing liability balances, contributed approximately $18.2 million of additional net interest income in 2019, however, this was offset by declines in asset yields out-pacing declines in funding costs, which reduced net interest income by $24.4 million.

The net interest margin was 2.40% in 2020, down by 37 basis points from 2.77% in 2019. Compression in net interest margin resulted from the downward repricing of assets, which occurred at a faster pace than the downward repricing of liabilities.

Total average securities for 2020 decreased by $46.0 million, or 5%, from the average balance for 2019, due to timing of reinvestment of security portfolio cash flows. The FTE rate of return on securities was 2.22% in 2020, down by 56 basis points from 2.78% in 2019, reflecting purchases of relatively lower yielding debt securities and lower market interest rates.

Total average loan balances increased by $427.9 million, or 11%, from the average balance for 2019. This reflected growth in average commercial loan balances, which included the origination of PPP loans in 2020, as well as growth in average residential real estate loan balances, which included purchases of residential mortgage loans in the latter

Management's Discussion and Analysis
portion of 2019 and first quarter of 2020. The yield on total loans in 2020 was 3.50%, down by 94 basis points from 4.44% in 2019. Yields on LIBOR-based and prime-based loans reflected lower market interest rates.

The average balance of FHLB advances for 2020 decreased by $95.2 million, or 9%, compared to the average balance for 2019. The average rate paid on such advances in 2020 was 1.72%, down by 86 basis points from 2.58% in 2019, due to lower rates on short-term advances.

Included in total average interest-bearing deposits were out-of-market brokered time deposits, which increased by $39.4 million, or 9%, from 2019. The average rate paid on wholesale brokered time deposits in 2020 was 1.16%, down by 105 basis points from 2.21% in 2019, reflecting lower market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, increased by $282.0 million, or 11%, from the average balance in 2019, largely due to growth in average lower-cost deposit categories, partially offset by maturities of higher-cost promotion time deposits. The average rate paid on in-market interest-bearing deposits in 2020 was 0.73%, down by 36 basis points from 1.09% in 2019, largely due to downward repricing of interest-bearing in-market deposits reflecting lower market interest rates.

The average balance of noninterest-bearing demand deposits for 2020 increased by $144.8 million, or 24%, from the average balance for 2019. See additional disclosure under the caption “Sources of Funds.”

Management's Discussion and Analysis
Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Changes Due To
Years Ended December 31, 2020 vs. 2019	Volume	Rate	Net Change
Interest on interest-earning assets:
Cash, federal funds sold and short-term investments	$827	($2,035)	($1,208)
Mortgage loans held for sale	792	(267)	525
Taxable debt securities	(1,218)	(5,099)	(6,317)
Nontaxable debt securities	(11)	(12)	(23)
Total securities	(1,229)	(5,111)	(6,340)
FHLB stock	(144)	(471)	(615)
Commercial real estate	6,412	(22,374)	(15,962)
Commercial & industrial	7,100	(8,235)	(1,135)
Total commercial	13,512	(30,609)	(17,097)
Residential real estate	4,621	(3,687)	934
Home equity	(449)	(3,530)	(3,979)
Other	(210)	14	(196)
Total consumer	(659)	(3,516)	(4,175)
Total loans	17,474	(37,812)	(20,338)
Total interest income	17,720	(45,696)	(27,976)
Interest on interest-bearing liabilities:
Interest-bearing demand deposits	231	(1,962)	(1,731)
NOW accounts	98	(40)	58
Money market accounts	1,398	(3,709)	(2,311)
Savings accounts	32	(39)	(7)
Time deposits (in-market)	(1,008)	(1,910)	(2,918)
Total interest-bearing in-market deposits	751	(7,660)	(6,909)
Wholesale brokered time deposits	810	(5,190)	(4,380)
Total interest-bearing deposits	1,561	(12,850)	(11,289)
FHLB advances	(2,274)	(8,088)	(10,362)
Junior subordinated debentures	—	(339)	(339)
PPPLF borrowings	233	—	233
Total interest expense	(480)	(21,277)	(21,757)
Net interest income (FTE)	$18,200	($24,419)	($6,219)

Provision for Credit Losses
Effective January 1, 2020, Washington Trust adopted ASC 326, often referred to as CECL, which requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures. CECL requires that the ACL be calculated based on current expected credit losses over the full remaining expected life of the financial assets and also consider expected future changes in macroeconomic conditions. See Note 2 to the Consolidated Financial Statements for additional disclosure on the impact of adopting ASC 326.

Prior to January 1, 2020, the provision for loan losses was based on the incurred loss model. The incurred loss model was based on management’s periodic assessment of the adequacy of the ACL on loans which, in turn, was based on

Management's Discussion and Analysis
such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics; the levels of nonperforming loans, past due loans and net charge-offs, both current and historic; local economic and credit conditions; the direction of real estate values; and regulatory guidelines.  The provision for loan losses was charged against earnings in order to maintain an allowance that reflected management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

Provisions for credit losses charged to earnings in 2020 and 2019 amounted to $12.3 million and $1.6 million, respectively. In addition to the change in accounting methodology described above, the increase in the provision was attributable to expected losses related the COVID-19 pandemic and also reflected loan growth and changes in the underlying portfolio. Estimating an appropriate level of ACL in loans necessarily involves a high degree of judgment and continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the ACL.

Net charge-offs totaled $1.1 million, or 0.03% of average loans, in 2020, compared to net charge-offs of $1.6 million, or 0.04% of average loans, in 2019.

The ACL on loans was $44.1 million, or 1.05% of total loans, at December 31, 2020, compared to an allowance for loan losses of $27.0 million, or 0.69% of total loans, at December 31, 2019. See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2020	2019	$	%
Noninterest income:
Wealth management revenues	$35,454	$36,848	($1,394)	(4%)
Mortgage banking revenues	47,377	14,795	32,582	220
Card interchange fees	4,287	4,214	73	2
Service charges on deposit accounts	2,742	3,684	(942)	(26)
Loan related derivative income	3,991	3,993	(2)	—
Income from bank-owned life insurance	2,491	2,354	137	6
Net realized losses on securities	—	(53)	53	100
Other income	3,100	1,245	1,855	149
Total noninterest income	$99,442	$67,080	$32,362	48%

Noninterest Income Analysis
Revenue from wealth management services represented 36% of total noninterest income in 2020, compared to 55% in 2019. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

Management's Discussion and Analysis
The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2020	2019	$	%
Wealth management revenues:
Asset-based revenues	$34,363	$35,806	($1,443)	(4%)
Transaction-based revenues	1,091	1,042	49	5
Total wealth management revenues	$35,454	$36,848	($1,394)	(4%)

Wealth management revenues for 2020 decreased by $1.4 million, or 4%, from 2019, due to a decline in asset-based revenues. The decrease in asset-based revenues was directionally consistent with a decline in the average balance of AUA in 2020.

The following table presents the changes in wealth management AUA:

(Dollars in thousands)	2020	2019
Wealth management AUA:
Balance at the beginning of period	$6,235,801	$5,910,814
Net investment appreciation & income	774,265	1,119,826
Net client asset outflows	(143,329)	(836,722)
Other (1)	—	41,883
Balance at the end of period	$6,866,737	$6,235,801
(1)    Represents the classification of certain non-fee generating assets as AUA due to a reporting change in the fourth quarter of 2019.

Wealth management AUA totaled $6.9 billion at December 31, 2020, up by $630.9 million, or 10%, from December 31, 2019, reflecting net investment appreciation partially offset by net client asset outflows in 2020. AUA and related asset-based revenues were adversely impacted by client outflows in the second half of 2019, which was largely associated with the departures of two senior counselors in June 2019. The average balance of AUA in 2020 decreased by 1% from the average balance in 2019.

Mortgage banking revenues represented 48% of total noninterest income in 2020, compared to 22% for 2019. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2020	2019	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$42,008	$13,978	$28,030	201%
Unrealized gains, net (2)	5,998	354	5,644	1,594
Loan servicing fee income, net (3)	(629)	463	(1,092)	(236)
Total mortgage banking revenues	$47,377	$14,795	$32,582	220%

Loans sold to the secondary market (4)	$1,139,761	$591,172	$548,589	93%
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

Management's Discussion and Analysis
Mortgage banking revenues in 2020 increased by $32.6 million, or 220%, from 2019, primarily due to an increase in net realized gains associated with mortgage banking activities. Net realized gains rose due to increases in both sales volume and sales yield on loans sold to the secondary market. Mortgage loans sold to the secondary market totaled $1.1 billion in 2020 compared to $591.2 million in 2019. As noted in the above table, mortgage banking revenues also include net unrealized gains and net loan servicing fee income. Net unrealized gains and losses correlate to changes in the mortgage pipeline and corresponding changes in the fair value of mortgage loan commitments. Net loan servicing fee income associated with loans sold with servicing retained, declined in 2020, largely due to increased amortization of servicing rights resulting from higher prepayment speeds on the serviced mortgage portfolio. Mortgage origination, refinancing and sales activity increased year-over-year in response to declines in market interest rates.

Service charges on deposit accounts decreased by $942 thousand, or 26%, from 2019, primarily due to lower overdraft activity and related fee income.

Other income increased by $1.9 million, or 149%, from 2019. Included in other income for 2020 was a gain of $1.4 million associated with the sale of our limited partnership interest in a low-income housing tax credit investment.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Years Ended December 31,	2020	2019	$	%
Noninterest expense:
Salaries and employee benefits	$82,899	$72,761	$10,138	14%
Outsourced services	11,894	10,598	1,296	12
Net occupancy	8,023	7,821	202	3
Equipment	3,831	4,081	(250)	(6)
Legal, audit and professional fees	3,747	2,535	1,212	48
FDIC deposit insurance costs	1,818	618	1,200	194
Advertising and promotion	1,469	1,534	(65)	(4)
Amortization of intangibles	914	943	(29)	(3)
Debt prepayment penalties	1,413	—	1,413	—
Other	9,376	9,849	(473)	(5)
Total noninterest expense	$125,384	$110,740	$14,644	13%

Noninterest Expense Analysis
Salaries and employee benefits expense for 2020 increased by $10.1 million, or 14%, from 2019, largely reflecting volume-related increases in mortgage banking commissions expense, higher staffing levels, annual merit increases, and increases in performance-based compensation expense. These were partially offset by increases in deferred labor costs (a contra expense) associated with portfolio loan originations.

Outsourced services expense for 2020 increased by $1.3 million, or 12%, from 2019, reflecting volume-related increases in third party processing costs and the expansion of services provided by third party vendors.

Legal, audit and professional fees for 2020 increased by $1.2 million, or 48%, from 2019, reflecting increased costs associated with various legal and consulting matters.

FDIC deposit insurance costs for 2020 increased by $1.2 million, or 194%, from 2019, due to $1.1 million of FDIC assessment credits that were recognized in 2019.

Debt prepayment penalty expense totaled $1.4 million in 2020, resulting from paying off $13.6 million in higher-yielding FHLB advances. There were no such expenses incurred in 2019.

Management's Discussion and Analysis

Income Taxes
The following table presents the Corporation’s income tax expense and effective tax rate for the periods indicated:

(Dollars in thousands)
Years ended December 31,	2020	2019
Income tax expense	$19,331	$19,061
Effective income tax rate	21.7%	21.6%

The effective tax rates differed from the federal rate of 21%, primarily due to state income tax expense, offset by the benefits of tax-exempt income and income from bank-owned life insurance BOLI.

The Corporation’s net deferred tax assets amounted to $12.2 million at December 31, 2020, compared to $8.3 million at December 31, 2019. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income. Net deferred tax assets increased in 2020, largely reflecting an increase in the deferred tax asset associated with the ACL on loans.

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2020	2019	$	%
Net interest income	$128,600	$112,414	$16,186	14%
Provision for loan losses	12,342	1,575	10,767	684
Net interest income after provision for credit losses	116,258	110,839	5,419	5
Noninterest income	61,463	27,857	33,606	121
Noninterest expense	79,669	69,147	10,522	15
Income before income taxes	98,052	69,549	28,503	41
Income tax expense	21,216	15,189	6,027	40
Net income	$76,836	$54,360	$22,476	41%

Net interest income for the Commercial Banking segment increased by $16.2 million, or 14%, from 2019, reflecting growth in loans partially offset by lower yields on loans due to declines in market interest rates.

Provisions for credit losses charged to earnings in 2020 and 2019 amounted to $12.3 million and $1.6 million, respectively. In addition to the change in accounting methodology described above under the caption “Provision for Credit Losses,” the increase reflected expected losses related the COVID-19 pandemic, as well as loan growth and changes in the underlying portfolio.

Management's Discussion and Analysis
Noninterest income derived from the Commercial Banking segment increased by $33.6 million, or 121%, from 2019, largely reflecting higher mortgage banking revenues and a gain of $1.4 million associated with the 2020 sale of our limited partnership interest in a low-income housing tax credit investment.. See additional discussion under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses were up by $10.5 million, or 15%, from 2019, reflecting increases in salaries and employee benefits, FDIC deposit insurance costs, outsourced services and legal expenses. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2020	2019	$	%
Net interest expense	($141)	($438)	$297	(68%)
Noninterest income	35,454	36,856	(1,402)	(4)
Noninterest expense	28,779	27,502	1,277	5
Income before income taxes	6,534	8,916	(2,382)	(27)
Income tax expense	1,746	2,308	(562)	(24)
Net income	$4,788	$6,608	($1,820)	(28%)

Noninterest income for the Wealth Management Services segment decreased by $1.4 million, or 4%, compared to 2019, due to a decline in asset-based revenues. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

Noninterest expenses for the Wealth Management Services segment increased by $1.3 million, or 5%, compared to 2019, including increases in salaries and employee benefits, legal and outsourced services expenses. See additional discussion under the caption “Noninterest Expense” above.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)			Change
Years Ended December 31,	2020	2019	$	%
Net interest (expense) income	($1,015)	$21,438	($22,453)	(105%)
Noninterest income	2,525	2,367	158	7
Noninterest expense	16,936	14,091	2,845	20
(Loss) income before income taxes	(15,426)	9,714	(25,140)	(259)
Income tax (benefit) expense	(3,631)	1,564	(5,195)	(332)
Net (loss) income	($11,795)	$8,150	($19,945)	(245%)

Net interest income for the Corporate unit was down by $22.5 million, or 105%, compared to 2019. Lower interest income on securities, resulting from a decline in average balances of securities and lower yields on securities, was partially offset by lower wholesale funding costs. The decline in net interest income for the Corporate unit reflected unfavorable net funds transfer pricing allocations with the Commercial Banking segment as the downward repricing of assets occurred at a faster pace than the repricing of liabilities.

Noninterest expense for the Corporate unit increased by $2.8 million, or 20%, from 2019. Included in noninterest expense in 2020 was debt prepayment penalty expense of $1.4 million. There was no such expense incurred in 2019.

Management's Discussion and Analysis
Excluding the debt prepayment penalty expense, the remaining increase in noninterest expense from 2019 included increases in salaries and benefits, legal and other professional fees and outsourced services. See additional discussion under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
December 31,	2020	2019	$	%
Cash and due from banks	$194,143	$132,193	$61,950	47%
Total securities	894,571	899,490	(4,919)	(1)
Total loans	4,195,990	3,892,999	302,991	8
Allowance for credit losses on loans	44,106	27,014	17,092	63
Total assets	5,713,169	5,292,659	420,510	8
Total deposits	4,378,353	3,498,882	879,471	25
FHLB advances	593,859	1,141,464	(547,605)	(48)
Total shareholders’ equity	534,195	503,492	30,703	6

Total assets amounted to $5.7 billion at December 31, 2020, up by $420.5 million, or 8%, from the end of 2019. This reflected growth in total loans and an increase in the balance of cash and due from banks. The cash and due from banks balance rose largely due to increased levels of cash collateral pledged to derivative counterparties. See Note 14 to the Consolidated Financial Statements for additional disclosure regarding derivative financial instruments.

The ACL on loans increased by $17.1 million, or 63%, from the end of 2019. This largely reflected the adoption of the ASC 326 effective January 1, 2020 and the estimated impact of the COVID-19 pandemic. See additional disclosure in the Asset Quality section under the caption “Allowance for credit losses on loans.”

Total deposits increased by $879.5 million, or 25%, reflecting increases in both in-market deposits and wholesale brokered time deposits. FHLB advances decreased by $547.6 million, or 48%, from December 31, 2019. Shareholders’ equity amounted to $534.2 million at December 31, 2020, up by $30.7 million, or 6%, from the balance at December 31, 2019.

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

The Corporation’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase. The Corporation does does not maintain a portfolio of trading securities. As of December 31, 2020 and December 31, 2019, the Corporation did not have securities designated as held to maturity. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Debt securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.

Management's Discussion and Analysis
Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2020 and 2019, management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$131,669	15%	$157,648	18%	$242,683	26%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	740,305	83	719,080	80	660,793	72
Obligations of states and political subdivisions	—	—	—	—	937	—
Individual name issuer trust preferred debt securities	12,669	1	12,579	1	11,772	1
Corporate bonds	9,928	1	10,183	1	11,625	1
Total available for sale debt securities	$894,571	100%	$899,490	100%	$927,810	100%

(Dollars in thousands)
December 31,	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Held to Maturity Debt Securities:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$—	—%	$—	—%	$10,415	100%
Total held to maturity debt securities	$—	—%	$—	—%	$10,415	100%

The securities portfolio stood at $894.6 million as of December 31, 2020, or 16% of total assets, compared to $899.5 million as of December 31, 2019, or 17% or total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As of December 31, 2020, the net unrealized gain position on available for sale debt securities amounted to $13.0 million, compared to $4.2 million as of December 31, 2019. These net positions included gross unrealized losses of $2.6 million and $4.9 million, respectively, of as December 31, 2020 and December 31, 2019.

Management's Discussion and Analysis
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

(Dollars in thousands)	December 31, 2020
	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$806	$41,896	$88,484	$—	$131,186
Weighted average yield	2.15%	2.58%	1.30%	—%	1.72%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
Amortized cost	128,165	308,963	172,044	116,718	725,890
Weighted average yield	2.49	2.34	2.13	1.71	2.22
Individual name issuer trust preferred debt securities:
Amortized cost	—	—	13,341	—	13,341
Weighted average yield	—	—	0.82	—	0.82
Corporate bonds:
Amortized cost	—	—	3,279	7,874	11,153
Weighted average yield	—	—	0.84	1.34	1.19
Total available for sale debt securities:
Amortized cost	$128,971	$350,859	$277,148	$124,592	$881,570
Weighted average yield	2.49%	2.37%	1.79%	1.69%	2.11%
Fair value	$131,519	$357,148	$279,859	$126,045	$894,571

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

The Bank’s investment in FHLB stock totaled $30.3 million at December 31, 2020, compared to $50.9 million at December 31, 2019. No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Bank currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  Management monitors the investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of its FHLB stock as of December 31, 2020.

Loans
Total loans amounted to $4.2 billion at December 31, 2020, up by $303.0 million, or 8%, from the end of 2019, largely due to originations of PPP loans within the commercial and industrial portfolio.

Management's Discussion and Analysis
The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,633,024	39%	$1,547,572	40%	$1,392,408	38%	$1,210,495	36%	$1,195,557	37%
Commercial & industrial (2)	817,408	19	585,289	15	620,704	17	612,334	18	576,109	18
Total commercial	2,450,432	58	2,132,861	55	2,013,112	55	1,822,829	54	1,771,666	55
Residential real estate:
Residential real estate (3)	1,467,312	35	1,449,090	37	1,360,387	37	1,227,248	36	1,122,748	35
Consumer:
Home equity	259,185	6	290,874	7	280,626	8	292,467	9	301,472	9
Other (4)	19,061	1	20,174	1	26,235	—	31,527	1	38,485	1
Total consumer	278,246	7	311,048	8	306,861	8	323,994	10	339,957	10
Total loans	$4,195,990	100%	$3,892,999	100%	$3,680,360	100%	$3,374,071	100%	$3,234,371	100%
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
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2020 follows:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I	Total Commercial	Residential Real Estate (2)	Home Equity	Other	Total Consumer	Total
Amounts due in:
One year or less	$240,570	$119,416	$359,986	$39,111	$3,429	$2,589	$6,018	$405,115
After one year to five years	773,807	456,192	1,229,999	170,929	11,879	9,596	21,475	1,422,403
After five years	618,647	241,800	860,447	1,257,272	243,877	6,876	250,753	2,368,472
Total	$1,633,024	$817,408	$2,450,432	$1,467,312	$259,185	$19,061	$278,246	$4,195,990

Interest rate terms on amounts due after one year:
Predetermined rates	$136,034	$372,118	$508,152	$379,803	$26,234	$14,709	$40,943	$928,898
Variable or adjustable rates	1,256,420	325,874	1,582,294	1,048,398	229,522	1,763	231,285	2,861,977
(1)Includes construction and development loans that will convert to repayment terms following the construction period and will be reclassified to either the commercial real estate or commercial & industrial category.
(2)Includes homeowner construction loans. Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

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

Management's Discussion and Analysis

Washington Trust continues to work with and support our customers experiencing financial difficulty due to the COVID-19 pandemic. In 2020, we executed loan payment deferral modifications on 636 loans totaling $717.4 million. The majority of these modifications qualified as eligible loan modifications under Section 4013 of the CARES Act, as amended, and therefore, were not required to be classified as TDRs and were not reported as past due.

As of December 31, 2020, we have active loan payment deferment modifications, or “deferments”, on 136 loans totaling $244.7 million, or 6% of total loans excluding PPP loans. As of February 19, 2021, we have active deferments on 92 loans totaling $185.9 million, or 5% of the balance of total loans excluding PPP loans at December 31, 2020.

Management continues to actively monitor the deferments and loan portfolios in certain industry segments that it considers “at risk” of significant impact. Deferment extensions are prudently underwritten and have resulted in loan risk rating downgrades when warranted. Management considers deferments when estimating the ACL. Loss exposure within these industries is mitigated by a number of factors such as collateral values, LTV ratios, and other key indicators, however, some degree of credit loss is expected and has been incorporated into the allowance for credit loss recognition under the CECL accounting methodology.

Commercial Loans
The commercial loan portfolio represented 58% of total loans at December 31, 2020.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $408.8 million and $399.7 million, respectively, at December 31, 2020 and December 31, 2019. Our participation in commercial loans originated by other banks also includes shared national credits, which are defined as participation in loans or loan commitments of at least $100 million that are shared by three or more banks.

Commercial loans fall into two major categories, commercial real estate and commercial and industrial loans. Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A portion of the Bank’s commercial and industrial loans is also collateralized by real estate.  Commercial and industrial loans also include PPP loans that are fully guaranteed by the U.S. government, tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans
CRE loans totaled $1.6 billion at December 31, 2020, up by $85.5 million, or 6%, from the balance at December 31, 2019. Included in CRE loans were construction and development loans of $111.2 million and $211.5 million, respectively, as of December 31, 2020 and December 31, 2019. In 2020, CRE loan originations and advances totaled approximately $270 million, which were partially offset by payoffs and pay-downs.

Management's Discussion and Analysis
The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	December 31, 2020		December 31, 2019
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$649,919	40%	$616,484	40%
Massachusetts	468,947	29	458,029	30
Rhode Island	431,133	26	394,929	25
Subtotal	1,549,999	95	1,469,442	95
All other states	83,025	5	78,130	5
Total	$1,633,024	100%	$1,547,572	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	December 31, 2020			December 31, 2019
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	137	$524,874	32%	123	$430,502	28%
Retail	136	339,569	21	110	314,661	20
Office	73	290,756	18	78	294,910	19
Hospitality	40	157,720	10	32	128,867	8
Healthcare	15	109,321	7	16	110,409	7
Industrial and warehouse	28	97,055	6	25	82,432	5
Commercial mixed use	22	42,405	2	48	73,895	5
Other	38	71,324	4	70	111,896	8
Total CRE loans	489	$1,633,024	100%	502	$1,547,572	100%

Average CRE loan size		$3,340			$3,083
Largest individual CRE loan outstanding		$32,200			$25,962

The following table presents a summary of CRE loan deferments by industry segmentation:

(Dollars in thousands)	February 19, 2021			December 31, 2020
	Count	Balance	% of Outstanding Balance (1)	Count	Balance	% of Outstanding Balance (1)
CRE Deferments by Segment:
Hospitality	14	$61,054	39%	20	$83,073	53%
Retail	3	20,600	6	5	39,781	12
Healthcare	1	18,307	17	2	22,305	20
Office	1	1,833	1	2	2,457	1
Commercial mixed use	—	—	—	1	637	2
Multi-family dwelling	—	—	—	1	364	—
Other	7	27,786	39	7	27,785	39
Total CRE deferments	26	$129,580	8%	38	$176,402	11%
(1)Percent of respective outstanding portfolio segment balance as of December 31, 2020.

Management's Discussion and Analysis
As of February 19, 2021, we have active deferments on 26 CRE loans totaling $129.6 million, which represented 8% of the total CRE portfolio at December 31, 2020.

While various industries have and will continue to experience adverse effects as a result of the COVID-19 pandemic, management currently considers the following CRE industry segments to be “at-risk” of significant impact:

•The retail segment consisted of 136 loans with balances totaling $339.6 million at December 31, 2020, representing 21% of the total CRE portfolio. Our retail properties generally have single tenant drugstores or strong anchor tenants, often national grocery store chains. At February 19, 2021, we have active deferments on 3 retail loans totaling $20.6 million, which represented 6% of this segment’s balance at December 31, 2020.
•The hospitality segment consisted of 40 loans with balances totaling $157.7 million at December 31, 2020, representing 10% of the total CRE portfolio. We generally underwrite this segment at an LTV of 65% or less. Our hospitality properties are largely limited service properties with no restaurants and limited meeting space. This segment also includes leisure travel properties that are located on the New England coastline. At February 19, 2021, we have active deferments on 14 hospitality loans totaling $61.1 million, which represented 39% of this segment’s balance at December 31, 2020.
•The healthcare segment consisted of 15 loans with balances totaling $109.3 million at December 31, 2020, representing 7% of the total CRE portfolio. This segment is composed of assisted living, nursing homes and continuing care retirement communities. At February 19, 2021, we have an active deferment on 1 healthcare loan of $18.3 million, which represented 17% of this segment’s balance at December 31, 2020.

Commercial and Industrial Loans
C&I loans amounted to $817.4 million at December 31, 2020, up by $232.1 million, or 40%, from the balance at December 31, 2019. In 2020, C&I loan originations amounted to $302 million and were concentrated in PPP loans. Originations were partially offset by payoffs and pay-downs, including $18 million of PPP loans that were forgiven by the SBA.

As of December 31, 2020, there were 1,706 PPP loans with a carrying value of $199.8 million included in the C&I portfolio. The average PPP loan size was $117 thousand. Net unamortized loan origination fees on PPP loans amounted to $3.9 million at December 31, 2020.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $43.8 million at December 31, 2020. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at December 31, 2020.

Management's Discussion and Analysis
The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	December 31, 2020			December 31, 2019
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	253	$200,217	24%	86	$138,857	24%
Manufacturing	146	88,802	11	65	53,561	9
Owner occupied and other real estate	268	74,309	9	157	46,033	8
Educational services	53	64,969	8	22	56,556	10
Retail	192	63,895	8	75	43,386	7
Accommodation and food services	271	47,020	6	64	16,562	3
Professional, scientific and technical	265	39,295	5	66	37,599	6
Entertainment and recreation	91	29,415	4	35	30,807	5
Information	32	28,394	3	11	22,162	4
Finance and insurance	106	26,244	3	57	28,501	5
Transportation and warehousing	42	24,061	3	23	20,960	4
Public administration	26	23,319	3	23	25,107	4
Other	772	107,468	13	225	65,198	11
Total C&I loans	2,517	$817,408	100%	909	$585,289	100%

Average C&I loan size		$325			$644
Largest individual C&I loan outstanding		$19,500			$19,001

The C&I portfolio as of December 31, 2020 included PPP loans. The following table presents a summary of PPP loans by industry segmentation:

(Dollars in thousands)	December 31, 2020
	Count	Outstanding Balance	% of Total
PPP Loans by Segment:
Healthcare and social assistance	173	$47,354	24%
Accommodation and food services	209	23,678	12
Manufacturing	89	23,321	12
Professional, scientific and technical	220	20,031	10
Retail	134	12,107	6
Educational services	32	9,681	5
Owner occupied and other real estate	115	9,241	5
Entertainment and recreation	61	3,386	2
Information	20	2,478	1
Finance and insurance	55	2,000	1
Transportation and warehousing	21	2,059	1
Public administration	4	483	—
Other	573	43,961	21
Total PPP loans (included in the C&I loan portfolio)	1,706	$199,780	100%

As PPP loans are forgiven by the SBA, unamortized net fee balances are accelerated and amortized into net interest income. In 2020, $18.0 million of PPP loans were forgiven by the SBA and as a result, acceleration of net fee

Management's Discussion and Analysis
balances of $423 thousand was included in interest income in 2020. From January 1, 2021 through February 19, 2021, additional PPP loans with principal balances totaling $26.7 million were forgiven by the SBA and as a result, acceleration of net fee balances of $521 thousand was included in interest income in 2021.

Also in January 2021, Washington Trust began participating in PPP-2. As of February 19, 2021, we have originated 706 PPP-2 loans with principal balances totaling $67.8 million.

The following table presents a summary of C&I loan deferments by industry segmentation:

(Dollars in thousands)	February 19, 2021			December 31, 2020
	Count	Balance	% of Outstanding Balance, excl PPP loans (1)	Count	Balance	% of Outstanding Balance, excl PPP loans (1)
C&I Deferments by Segment:
Healthcare and social assistance	5	$19,774	13%	5	$19,620	13%
Accommodation and food services	1	2,836	12	2	2,889	12
Transportation and warehousing	4	1,120	5	4	1,120	5
Manufacturing	2	947	1	2	947	1
Entertainment and recreation	3	554	2	3	560	2
Owner occupied and other real estate	1	326	1	1	326	1
Other	4	7,623	12	4	7,673	12
Total C&I deferments	20	$33,180	5%	21	$33,135	5%
(1)Percent of respective outstanding portfolio segment balance, excluding PPP loans, as of December 31, 2020.

As of February 19, 2021, we have active deferments on 20 C&I loans totaling $33.2 million, which represented 5% of the total C&I portfolio (excluding PPP loans) at December 31, 2020.

Healthcare and social assistance totaled $200.2 million as of December 31, 2020 and is our largest single C&I industry segment, representing 24% of the total C&I portfolio. This segment includes specialty medical practices, elder services and community and mental health centers. At February 19, 2021, we have active deferments on 5 healthcare and social assistance loans of $19.8 million, which represented 13% of this industry segment’s balances (excluding PPP loans) as of December 31, 2020. It is possible that there will be further disruption in this industry segment.

While various industries have and will continue to experience adverse effects as a result of the COVID-19 pandemic, management currently considers the following C&I industry segments to be “at-risk” of significant impact:

•The accommodation and food services industry segment consisted of 271 loans with balances totaling $47.0 million as of December 31, 2020, representing 6% of the total C&I portfolio. At February 19, 2021, we have an active deferment on 1 accommodation and food services loan of $2.8 million, which represented 12% of this industry segment’s balance (excluding PPP loans) at December 31, 2020. The deferment was executed for a restaurant.
•The entertainment and recreation industry segment consisted of 91 loans with balances totaling $29.4 million as of December 31, 2020, representing 4% of the total C&I portfolio. This industry segment consists largely of golf courses and marinas. At February 19, 2021, we have active deferments on 3 entertainment and recreation industry loans totaling $554 thousand, which represented 2% of this industry segment’s balance (excluding PPP loans) at December 31, 2020. The deferments were executed for a gym and a recreational facility.

Residential Real Estate Loans
The residential real estate loan portfolio represented 35% of total loans at December 31, 2020.

Management's Discussion and Analysis
Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Years ended December 31,	2020		2019
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$502,120	30%	$347,390	37%
Originations for sale to the secondary market (2)	1,171,906	70	598,103	63
Total	$1,674,026	100%	$945,493	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Years ended December 31,	2020		2019
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$849,467	75%	$96,160	16%
Loans sold with servicing rights released (1)	290,294	25	495,012	84
Total	$1,139,761	100%	$591,172	100%
(1)Includes brokered loans (loans originated for others).

Residential real estate loan origination, refinancing and sales activity increased year-over-year in response to declines in market interest rates.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $7.4 million and $3.5 million, respectively, as of December 31, 2020 and 2019. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $1.2 billion and $587.0 million, respectively, as of December 31, 2020 and 2019.

Residential real estate loans held in portfolio amounted to $1.5 billion at December 31, 2020, up by $18.2 million, or 1%, from the balance at December 31, 2019. In 2020, Washington Trust purchased $51.1 million of residential real estate mortgage loans with a weighted average yield of 3.38% from another financial institution. These loans were individually evaluated to Washington Trust’s underwriting standards and predominantly secured by properties in Massachusetts.

Management's Discussion and Analysis
The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	December 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Massachusetts	$994,800	68%	$932,726	64%
Rhode Island	331,713	23	356,392	25
Connecticut	122,102	8	140,574	10
Subtotal	1,448,615	99	1,429,692	99
All other states	18,697	1	19,398	1
Total (1)	$1,467,312	100%	$1,449,090	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $131.8 million and $151.8 million, respectively, as of December 31, 2020 and 2019.

As of February 19, 2021, we have active deferments on 39 residential real estate loans totaling $22.4 million, which represented 2% of the total residential real estate portfolio balance as of December 31, 2020. The average size of residential real estate loans with active deferments as of February 19, 2021 was approximately $574 thousand and these loans have an estimated LTV ratio of 54%.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans.

The consumer loan portfolio totaled $278.2 million at December 31, 2020, down by $32.8 million, or 11%, from December 31, 2019. Home equity lines of credit and home equity loans represented 93% of the total consumer portfolio at December 31, 2020. The Bank estimates that approximately 60% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $10.0 million and $12.8 million, respectively, at December 31, 2020 and December 31, 2019.

As of February 19, 2021, we have active deferments on 7 consumer loans totaling $738 thousand, which represented 0.3% of the total consumer portfolio balance as of December 31, 2020.

Investment in Bank-Owned Life Insurance
BOLI amounted to $84.2 million and $82.5 million, respectively, at December 31, 2020 and 2019. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A2” or better by Moody’s at December 31, 2020.  BOLI is included in the Consolidated Balance Sheet at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Asset Quality
Management continually monitors the asset quality of the loan portfolio using all available information. The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function, including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees various systems and procedures performed by management for monitoring the credit quality of the loan portfolio, conducting a credit review program, maintaining the integrity of the loan rating system and determining the adequacy of the ACL. The Audit Committee also approves the policy and methodology for establishing the ACL. These committees report the results of their respective oversight functions to

Management's Discussion and Analysis
the Board of Directors.  In addition, the Board of Directors receives information concerning asset quality measurements and trends on a regular basis.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession (“OREO”).

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)
December 31,	2020	2019	2018	2017	2016
Commercial:
Commercial real estate	$—	$603	$925	$4,954	$7,811
Commercial & industrial	—	657	—	283	1,337
Total commercial	—	1,260	925	5,237	9,148
Residential Real Estate:
Residential real estate	11,981	14,297	9,346	9,414	11,736
Consumer:
Home equity	1,128	1,763	1,436	544	1,058
Other	88	88	—	16	116
Total consumer	1,216	1,851	1,436	560	1,174
Total nonaccrual loans	13,197	17,408	11,707	15,211	22,058
Property acquired through foreclosure or repossession, net	—	1,109	2,142	131	1,075
Total nonperforming assets	$13,197	$18,517	$13,849	$15,342	$23,133

Nonperforming assets to total assets	0.23%	0.35%	0.28%	0.34%	0.53%
Nonperforming loans to total loans	0.31%	0.45%	0.32%	0.45%	0.68%
Total past due loans to total loans	0.30%	0.40%	0.37%	0.59%	0.76%
Accruing loans 90 days or more past due	$—	$—	$—	$—	$—

Total nonperforming assets decreased by $5.3 million from December 31, 2019. This included a $4.2 million decrease in nonaccrual loans and a $1.1 million decrease in OREO. The decrease in OREO reflected sales of three properties essentially at their carrying value during 2020. At December 31, 2020, there were no properties held in OREO.

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible. During 2020, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $844 thousand in 2020, compared to $1.2 million in 2019.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $416 thousand and $516 thousand, respectively, in 2020 and 2019.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
Years ended December 31,	2020	2019
Balance at beginning of period	$17,408	$11,707
Additions to nonaccrual status	3,644	11,982
Loans returned to accruing status	(3,282)	(1,570)
Loans charged-off	(1,317)	(2,020)
Loans transferred to other real estate owned	(313)	(2,000)
Payments, payoffs and other changes	(2,943)	(691)
Balance at end of period	$13,197	$17,408

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	December 31, 2020				December 31, 2019
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$603	$—	$603	0.04%
Commercial & industrial	—	—	—	—	—	657	657	0.11
Total commercial	—	—	—	—	603	657	1,260	0.06
Residential Real Estate:
Residential real estate	5,172	6,809	11,981	0.82	4,700	9,597	14,297	0.99
Consumer:
Home equity	644	484	1,128	0.44	996	767	1,763	0.61
Other	88	—	88	0.46	88	—	88	0.44
Total consumer	732	484	1,216	0.44	1,084	767	1,851	0.60
Total nonaccrual loans	$5,904	$7,293	$13,197	0.31%	$6,387	$11,021	$17,408	0.45%
(1)Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2020.

As of December 31, 2020, the composition of nonaccrual loans was 100% residential and consumer and 0% commercial, compared to 93% and 7%, respectively, as of December 31, 2019.

Nonaccrual residential real estate mortgage loans amounted to $12.0 million at December 31, 2020, down by $2.3 million from the end of 2019. As of December 31, 2020, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Rhode Island and Connecticut.  Included in total nonaccrual residential real estate loans at December 31, 2020 were four loans purchased for portfolio and serviced by others amounting to $1.3 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectability of nonperforming loans.

Troubled Debt Restructurings
In the course of resolving problem loans, the Corporation may choose to restructure the contractual terms of certain loans. A loan that has been modified or renewed is considered to be a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower’s benefit that would not otherwise be considered for a borrower or a transaction with similar credit risk characteristics. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection.

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

As of December 31, 2020, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

See Note 5 to the Consolidated Financial Statements for disclosure regarding the Corporation’s election to account for eligible loan modifications under Section 4013 of the CARES Act, as amended. Loan modifications that did not qualify for the TDR accounting relief provided under the CARES Act were classified as TDRs.

The following table sets forth information on TDRs as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	December 31, 2020		December 31, 2019
	Count	Amount	Count	Amount
Accruing TDRs
Commercial:
Commercial real estate	3	$1,792	—	$—
Commercial & industrial	5	6,814	—	—
Total commercial	8	8,606	—	—
Residential Real Estate:
Residential real estate	8	3,932	1	358
Consumer:
Home equity	3	788	—	—
Other	1	14	1	18
Total consumer	4	802	1	18
Accruing TDRs	20	13,340	2	376
Nonaccrual TDRs
Residential Real Estate:
Residential real estate	5	2,273	3	492
Consumer:
Home equity	1	72	—	—
Other	—	—	—	—
Total consumer	1	72	—	—
Nonaccrual TDRs	6	2,345	3	492
Total TDRs	26	$15,685	5	$868

TDRs amounted to $15.7 million, up by $14.8 million from the end of 2019. As of December 31, 2020, the composition of TDRs was 55% commercial and 45% residential and consumer, compared to 0% and 100%, respectively, as of December 31, 2019.

Management's Discussion and Analysis

The ACL included specific reserves for TDRs of $159 thousand and $97 thousand, respectively, at December 31, 2020 and 2019.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)
December 31,	2020		2019
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$265	0.02%	$1,433	0.09%
Commercial & industrial	3	—	1	—
Total commercial	268	0.01	1,434	0.07
Residential Real Estate:
Residential real estate	10,339	0.70	11,429	0.79
Consumer:
Home equity	1,667	0.64	2,696	0.93
Other	118	0.62	130	0.64
Total consumer	1,785	0.64	2,826	0.91
Total past due loans	$12,392	0.30%	$15,689	0.40%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2020, the composition of past due loans (loans past due 30 days or more) was 98% residential and consumer and 2% commercial, compared to 91% and 9%, respectively, at December 31, 2019. Total past due loans decreased by $3.3 million from the end of 2019.

Total past due loans included $8.5 million of nonaccrual loans as of December 31, 2020, compared to $11.5 million of as of December 31, 2019. All loans 90 days or more past due at December 31, 2020 and 2019 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at December 31, 2020 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

Potential problem loans are not included in the amounts of nonaccrual or TDRs presented above.  They are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.” Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

There were no potential problem loans at December 31, 2020, compared to $6.4 million in potential problem loans at September 30, 2020. The balance of potential problem loans at September 30, 2020 consisted of two commercial and industrial loan relationships. In the fourth quarter of 2020, the loans were restructured and classified as TDRs.

Management's Discussion and Analysis
In addition and as a result of the COVID-19 pandemic, management has also enhanced monitoring of loan portfolios in certain industry segments that have been or could be potentially be “at-risk” of significant impact. See additional disclosure under the caption “ Commercial Loans” within the Financial Condition section.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimated valuation allowance at each reporting date in accordance with GAAP.  The ACL on loans is increased through a provision for credit losses recognized in the Consolidated Statements of Income and by recoveries of amounts previously charged-off. The ACL on loans is reduced by charge-offs on loans.

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

Appraisals are generally obtained with values determined on an “as is” basis from independent appraisal firms for real estate collateral dependent commercial loans in the process of collection or when warranted by other deterioration in the borrower’s credit status.  Updates to appraisals are generally obtained for TDRs or nonaccrual loans or when management believes it is warranted.  The Corporation has continued to maintain appropriate professional standards regarding the professional qualifications of appraisers and has an internal review process to monitor the quality of appraisals.

For residential real estate loans and real estate collateral dependent consumer loans that are in the process of collection, valuations are obtained from independent appraisal firms with values determined on an “as is” basis.

Effective January 1, 2020, the ACL on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date. Prior to January 1, 2020, the ACL was management’s estimate of the risk of loss inherent in the loan portfolio as of the reporting date. See additional discussion regarding the ACL on loans under the caption “Critical Accounting Policies and Estimates” and the adoption of ASC 326 in Note 2 to the Consolidated Financial Statements.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	December 31, 2020			December 31, 2019
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$18,252	$379	2.08%	$17,783	$968	5.44%
Pooled (collectively evaluated) loans	4,177,738	43,727	1.05	3,875,216	26,046	0.67
Total	$4,195,990	$44,106	1.05%	$3,892,999	$27,014	0.69%

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

In 2020, the ACL for individually analyzed loans was measured using a DCF method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan was collateral dependent, at the fair value of the collateral.

In 2020, the ACL for pooled loans was measured utilizing a DCF methodology to estimate credit losses for each pooled portfolio segment. The methodology incorporates the probability of default and loss given default. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and

Management's Discussion and Analysis
one-year straight-line reversion period to its historical mean in order to estimate the probability of default for each loan portfolio segment. Utilizing a third party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived. Quantitative loss factors for pooled loans are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates.

The ACL on loans amounted to $44.1 million at December 31, 2020, up by $17.1 million, or 63%, from the balance at December 31, 2019. Upon adoption of ASC 326 on January 1, 2020, Washington Trust's ACL on loans increased by $6.5 million, or 24%.

Provisions for credit losses charged to earnings in 2020 and 2019 amounted to $12.3 million and $1.6 million, respectively. In addition to the change in accounting methodology described above, the increase in the provision was attributable to anticipated losses related the COVID-19 pandemic and also reflected loan growth and changes in the underlying portfolio.

Net charge-offs totaled $1.1 million, or 0.03% of average loans, in 2020, compared to net charge-offs of $1.6 million, or 0.04% of average loans, in 2019.

The ACL on loans was 1.05% of total loans, at December 31, 2020, compared to 0.69% of total loans, at December 31, 2019. Estimating an appropriate level of ACL in loans necessarily involves a high degree of judgment. Continued uncertainty regarding the severity and duration of the COVID-19 pandemic and related economic effects will continue to affect the accounting for credit losses. It also is possible that asset quality could worsen, expenses associated with collection efforts could increase and loan charge-offs could increase.

The following table presents the ACL on loans by portfolio segment.

(Dollars in thousands)	December 31, 2020		December 31, 2019
	Allocated ACL	ACL to Loans	Allocated ACL	ACL to Loans
Commercial:
Commercial real estate	$22,065	1.35%	$14,741	0.95%
Commercial & industrial	12,228	1.50	3,921	0.67
Total commercial	34,293	1.40	18,662	0.87
Residential Real Estate:
Residential real estate	8,042	0.55	6,615	0.46
Consumer:
Home equity	1,300	0.50	1,390	0.48
Other	471	2.47	347	1.72
Total consumer	1,771	0.64	1,737	0.56
Total allowance for credit losses on loans at end of period	$44,106	1.05%	$27,014	0.69%

Management's Discussion and Analysis
The following table presents the allocation of the ACL on loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The total ACL on loans is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)
December 31,	2020		2019		2018		2017		2016
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$22,065	39%	$14,741	40%	$15,381	38%	$12,729	36%	$11,166	37%
Commercial & industrial	12,228	19	3,921	15	5,847	17	5,580	18	6,992	18
Total commercial	34,293	58	18,662	55	21,228	55	18,309	54	18,158	55
Residential Real Estate:
Residential real estate	8,042	35	6,615	37	3,987	37	5,427	36	5,252	35
Consumer:
Home Equity	1,300	6	1,390	7	1,603	8	2,412	9	1,889	9
Other	471	1	347	1	254	—	340	1	705	1
Total Consumer	1,771	7	1,737	8	1,857	8	2,752	10	2,594	10
Balance at end of period	$44,106	100%	$27,014	100%	$27,072	100%	$26,488	100%	$26,004	100%
(1)Percentage of loans outstanding in respective category to the total loans outstanding.

Management's Discussion and Analysis
The following table reflects the activity in the ACL on loans during the years presented:

(Dollars in thousands)
December 31,	2020	2019	2018	2017	2016
Balance at beginning of period	$27,014	$27,072	$26,488	$26,004	$27,069
Adoption of ASC 326	6,501	—	—	—	—
Charge-offs:
Commercial:
Commercial real estate	356	1,028	627	1,867	5,816
Commercial & industrial	586	21	10	336	759
Total commercial	942	1,049	637	2,203	6,575
Residential real estate:
Residential real estate	99	486	250	74	200
Consumer:
Home equity	224	390	193	79	147
Other	52	95	107	106	90
Total consumer	276	485	300	185	237
Total charge-offs	1,317	2,020	1,187	2,462	7,012
Recoveries:
Commercial:
Commercial real estate	51	125	25	82	56
Commercial & industrial	24	168	119	169	156
Total commercial	75	293	144	251	212
Residential real estate:
Residential real estate	20	—	21	39	11
Consumer:
Home equity	52	72	29	33	37
Other	25	22	27	23	37
Total consumer	77	94	56	56	74
Total recoveries	172	387	221	346	297
Net charge-offs	1,145	1,633	966	2,116	6,715
Provision charged to earnings	11,736	1,575	1,550	2,600	5,650
Balance at end of period	$44,106	$27,014	$27,072	$26,488	$26,004

Net charge-offs to average loans	0.03%	0.04%	0.03%	0.06%	0.21%

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

Management's Discussion and Analysis
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

The following table presents a summary of deposits:

(Dollars in thousands)			Change
December 31,	2020	2019	$	%
Noninterest-bearing demand deposits	$832,287	$609,924	$222,363	36%
Interest-bearing demand deposits	174,290	159,938	14,352	9
NOW accounts	698,706	520,295	178,411	34
Money market accounts	910,167	765,899	144,268	19
Savings accounts	466,507	373,503	93,004	25
Time deposits (in-market)	704,855	784,481	(79,626)	(10)
Total in-market deposits	3,786,812	3,214,040	572,772	18
Wholesale brokered time deposits	591,541	284,842	306,699	108
Total deposits	$4,378,353	$3,498,882	$879,471	25%

Total deposits amounted to $4.4 billion at December 31, 2020, up by $879.5 million, or 25%, in 2020. This included an increase of $306.7 million in out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $572.8 million, or 18%, from the balance at December 31, 2019. Growth in in-market deposits included increases across all deposit categories, except in-market time deposits. In-market time deposits decreased in 2020, reflecting maturities of higher yielding promotional time certificates of deposit. The continued economic uncertainty resulting from the COVID-19 pandemic has caused a shift in consumer habits to save in liquid deposit accounts.

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $593.9 million at December 31, 2020, down by $547.6 million from the balance at the end of 2019.

In 2020, Washington Trust began participating in the FRB’s PPPLF. PPPLF extends credit to depository institutions at a fixed interest rate of 0.35%. Only PPP loans can be pledged as collateral to access the facility. The maturity date of the PPPLF borrowings matches the maturity date of the pledged PPP loans. There were no PPPLF borrowings outstanding at December 31, 2020.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 62% of total average assets in 2020.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

The Corporation has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity.  Management employs stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as

Management's Discussion and Analysis
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

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)
December 31,	2020	2019
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$969,735	$534,990
Federal Reserve Bank of Boston (2)	20,678	24,686
Unencumbered investment securities	594,998	461,850
Total	$1,585,411	$1,021,526
(1)As of December 31, 2020 and 2019, loans with a carrying value of $2.1 billion and $2.1 billion, respectively, and securities available for sale with a carrying value of $128.6 million and $271.4 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of December 31, 2020 and 2019, loans with a carrying value of $12.6 million and $16.6 million, respectively. and securities available for sale with a carrying value of $14.9 million and $17.0 million, respectively, were pledged to the FRB resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained within target ranges established by the ALCO during 2020.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $36.5 million in 2020. Net income of $69.8 million was offset by mortgage banking related adjustments to reconcile net income to net cash used in operating activities. Net cash used in investing activities totaled $264.2 million in 2020, reflecting outflows to fund the increase in and purchases of loans, as well as purchases of debt securities. These outflows were partially offset by net inflows from maturities, calls and principal payments of securities. In 2020, net cash provided by financing activities amounted to $291.6 million, with net increases in deposits, partially offset by a net decrease in FHLB advances, the payment of dividends to shareholders and treasury stock purchases.

See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $534.2 million at December 31, 2020, up by $30.7 million from December 31, 2019. This increase included net income of $69.8 million, partially offset by $35.8 million in dividend declarations. The Corporation declared dividends of $2.05 per share in 2020, representing an increase of 5 cents per share, or 3%, over last year.

Changes in shareholders’ equity also included a net increase of $3.8 million in the AOCI component of shareholders’ equity. The net increase in AOCI reflected an increase in the fair value of available for sale debt securities, partially offset by a $3.9 million charge to AOCI associated with the annual remeasurement of pension plan liabilities. This charge was largely due to a decline in the discount rate used to measure the present value of pension plan liabilities as a result of a reduction in market interest rates in 2020.

Management's Discussion and Analysis

Reductions to retained earnings of $6.1 million due to the adoption of ASC 326, as well as a net increase in treasury stock of $3.4 million were also included in changes in shareholders’ equity.

The ratio of total equity to total assets amounted to 9.35% at December 31, 2020, compared to a ratio of 9.51% at December 31, 2019.  Book value per share was $30.94 at December 31, 2020, compared to $29.00 at December 31, 2019.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 13.51% at December 31, 2020, compared to 12.94% at December 31, 2019. See Note 13 to the Consolidated Financial Statements for additional discussion of regulatory capital requirements and the Corporation’s election of the option provided by regulatory guidance to delay the estimated impact of ASC 326 on regulatory capital.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at December 31, 2020:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (2)	$593,859	$517,222	$1,669	$38,651	$36,317
Junior subordinated debentures	22,681	—	—	—	22,681
Operating leases	40,185	3,922	7,720	6,497	22,046
Third party application processing	24,277	6,183	10,828	7,162	104
Total contractual obligations	$681,002	$527,327	$20,217	$52,310	$81,148
(1)Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)All FHLB advances are shown in the period corresponding to their scheduled maturity. See Note 12 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commitments to extend credit	$862,315	$297,403	$32,364	$103,085	$429,463
Standby letters of credit	11,709	11,317	392	—	—
Mortgage loan commitments (1):
Interest rate lock commitments	167,671	167,671	—	—	—
Forward sale commitments	279,653	279,653	—	—	—
Loan related derivative contracts (1):
Interest rate swaps with customers	991,002	10,583	194,283	220,199	565,937
Mirror swaps with counterparties	991,002	10,583	194,283	220,199	565,937
Risk participation-in agreements	92,717	—	9,370	20,130	63,217
Interest rate risk management contracts (1):
Interest rate swaps	60,000	40,000	20,000	—	—
Total commitments	$3,456,069	$817,210	$450,692	$563,613	$1,624,554
(1)Amounts presented represent notional amounts.

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

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, off-balance sheet interest rate contracts and the pricing and structure of loans and deposits, to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors.  These interest rate contracts involve, to varying degrees, credit risk and interest rate risk.  Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract.  The notional amount of the interest rate contracts is the amount upon which interest and other payments are based.  The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Notes 14 and 22 to the Consolidated Financial Statements for additional information.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2020 and 2019, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2020 and 2019.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	December 31, 2020		December 31, 2019
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.05%)	(4.73%)	(3.71%)	(5.57%)
100 basis point rate increase	5.56	7.89	2.88	1.02
200 basis point rate increase	11.00	15.05	6.60	3.37
300 basis point rate increase	16.47	21.15	10.35	5.53

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

Management's Discussion and Analysis
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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2020 and 2019 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$1,090	($10,497)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	12,490	(59,220)
Trust preferred debt and other corporate debt securities	(99)	179
Total change in market value as of December 31, 2020	$13,481	($69,538)
Total change in market value as of December 31, 2019	$17,741	($81,705)

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

As of December 31, 2020, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2020 was effective.

The Corporation’s internal control over financial reporting as of December 31, 2020 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020.

Edward O. Handy III Chairman and Chief Executive Officer	Ronald S. Ohsberg Senior Executive Vice President, Chief Financial Officer and Treasurer

February 25, 2021

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”) and our report dated February 25, 2021 expressed an unqualified opinion.
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
February 25, 2021

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2021 expressed an unqualified opinion.
Explanatory Paragraph - Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Corporation has changed its method of accounting for credit losses in 2020 due to the adoption of ASC 326. The adoption of ASC 326 and its subsequent application is also communicated as a critical audit matter below.
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
Allowance for Credit Losses - Loans
The Corporation adopted ASC 326, Financial Instruments – Credit Losses as of January 1, 2020, using the modified retrospective method. In doing so, the Corporation recorded a decrease to retained earnings of $6.1 million, net of tax, for the cumulative effect of adopting ASC 326, as noted in the Consolidated Statements of Changes in Shareholders’ Equity, which included $6.5 million for the allowance for credit losses (“ACL”) on loans. The 2020 provision for credit losses – loans was $11.7 million. As of December 31, 2020, the ACL on loans was $44.1 million. The Corporation has disclosed the impact of adoption in Note 2 (see change in accounting principle explanatory paragraph above) to the consolidated financial statements and the allowance for credit losses on loans as of December 31, 2020 is

Report of Independent Registered Public Accounting Firm
disclosed in Notes 1 and 6. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.
Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors includes pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate (including commercial construction), commercial and industrial, residential real estate (including homeowner construction), home equity and other consumer loans.
For pooled loans, the Corporation utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speed assumptions to estimate a reserve for each loan. The loss rates are adjusted by current and forecasted econometric assumptions and return to the mean after the forecasted periods. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived. These quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative loss factors are applied to each portfolio segment with the amounts determined by correlation of credit stress to the maximum loss factors of a peer group’s historical charge-offs. Changes in these assumptions could have a material effect on the Corporation’s financial results.
We identified auditing the ACL on pooled loans as a critical audit matter because the methodology to determine the estimate of credit losses significantly changed upon adoption of ASC 326, including the application of new accounting policies, the use of subjective judgments for both the quantitative and qualitative calculations and overall changes made to the loss estimation models. Performing audit procedures to evaluate the implementation and subsequent application of ASC 326 for loans involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel and valuation specialists.
The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of controls over the evaluation of the ACL on the pooled loans, including controls addressing:
◦The selection and application of new accounting policies.
◦Data inputs, judgments and calculations used to determine the loss factors.
◦Information technology general controls and application controls.
◦Problem loan identification and delinquency monitoring.
◦Management’s review of the qualitative factors.
•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on pooled loans, which included:
◦Evaluating the appropriateness of the Corporation’s accounting policies, judgments and elections involved in adoption of ASC 326.
◦Testing the mathematical accuracy of the calculation.
◦Utilizing internal valuation specialists to perform procedures to evaluate the relevance of the econometric loss driver.
◦Evaluating the reasonableness of management’s judgments related to the probability of default, loss given default, including the evaluation of triggering events related to default and actual losses.
◦Evaluating the reasonableness of management’s judgments related to qualitative adjustments to determine if they are calculated to conform with management’s policies and were consistently applied from the point of adoption to year end. Our evaluation considered the weight of evidence from internal and external sources and loan portfolio performance.
We have served as the Corporation’s auditor since 2019.
Livingston, New Jersey
February 25, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Washington Trust Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Washington Trust Bancorp, Inc. and Subsidiaries (the Corporation) for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

We served as the Corporation’s auditor from 1973 to 2019.
Providence, Rhode Island
February 26, 2019

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2020	2019
Assets:
Cash and due from banks	$194,143	$132,193
Short-term investments	8,125	6,262
Mortgage loans held for sale, at fair value	61,614	27,833
Available for sale debt securities, at fair value (amortized cost $881,570; net of allowance for credit losses on securities of $0 at December 31, 2020)	894,571	899,490
Federal Home Loan Bank stock, at cost	30,285	50,853
Loans:
Total loans	4,195,990	3,892,999
Less: allowance for credit losses on loans	44,106	27,014
Net loans	4,151,884	3,865,985
Premises and equipment, net	28,870	28,700
Operating lease right-of-use assets	29,521	26,792
Investment in bank-owned life insurance	84,193	82,490
Goodwill	63,909	63,909
Identifiable intangible assets, net	6,305	7,218
Other assets	159,749	100,934
Total assets	$5,713,169	$5,292,659
Liabilities:
Deposits:
Noninterest-bearing deposits	$832,287	$609,924
Interest-bearing deposits	3,546,066	2,888,958
Total deposits	4,378,353	3,498,882
Federal Home Loan Bank advances	593,859	1,141,464
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	31,717	28,861
Other liabilities	152,364	97,279
Total liabilities	5,178,974	4,789,167
Commitments and contingencies (Note 22)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,265,337 shares outstanding at December 31, 2020 and 17,363,455 shares issued and outstanding at December 31, 2019	1,085	1,085
Paid-in capital	125,610	123,281
Retained earnings	418,246	390,363
Accumulated other comprehensive loss	(7,391)	(11,237)
Treasury stock, at cost; 98,120 shares at December 31, 2020	(3,355)	—
Total shareholders’ equity	534,195	503,492
Total liabilities and shareholders’ equity	$5,713,169	$5,292,659

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2020	2019	2018
	Interest income:
	Interest and fees on loans	$145,425	$165,519	$149,932
	Interest on mortgage loans held for sale	1,762	1,237	1,212
	Taxable interest on debt securities	20,050	26,367	21,816
	Nontaxable interest on debt securities	—	18	61
	Dividends on Federal Home Loan Bank stock	2,240	2,855	2,369
	Other interest income	459	1,667	1,017
	Total interest and dividend income	169,936	197,663	176,407
	Interest expense:
	Deposits	25,812	37,101	24,175
	Federal Home Loan Bank advances	15,806	26,168	19,073
	Junior subordinated debentures	641	980	869
	Other interest expense	233	—	—
	Total interest expense	42,492	64,249	44,117
	Net interest income	127,444	133,414	132,290
	Provision for credit losses	12,342	1,575	1,550
	Net interest income after provision for credit losses	115,102	131,839	130,740
	Noninterest income:
	Wealth management revenues	35,454	36,848	38,341
	Mortgage banking revenues	47,377	14,795	10,381
	Card interchange fees	4,287	4,214	3,768
	Service charges on deposit accounts	2,742	3,684	3,628
	Loan related derivative income	3,991	3,993	2,461
	Income from bank-owned life insurance	2,491	2,354	2,196
	Net realized losses on securities	—	(53)	—
	Other income	3,100	1,245	1,339
	Total noninterest income	99,442	67,080	62,114
	Noninterest expense:
	Salaries and employee benefits	82,899	72,761	69,277
	Outsourced services	11,894	10,598	8,684
	Net occupancy	8,023	7,821	7,891
	Equipment	3,831	4,081	4,312
	Legal, audit and professional fees	3,747	2,535	2,427
	FDIC deposit insurance costs	1,818	618	1,612
	Advertising and promotion	1,469	1,534	1,406
	Amortization of intangibles	914	943	979
	Debt prepayment penalties	1,413	—	—
	Change in fair value of contingent consideration	—	—	(187)
	Other expenses	9,376	9,849	9,761
	Total noninterest expense	125,384	110,740	106,162
	Income before income taxes	89,160	88,179	86,692
	Income tax expense	19,331	19,061	18,260
	Net income	$69,829	$69,118	$68,432

	Net income available to common shareholders	$69,678	$68,979	$68,288
	Weighted average common shares outstanding - basic	17,282	17,331	17,272
	Weighted average common shares outstanding - diluted	17,402	17,414	17,391
Per share information:	Basic earnings per common share	$4.03	$3.98	$3.95
	Diluted earnings per common share	$4.00	$3.96	$3.93
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income	(Dollars in thousands)

Years ended December 31,	2020	2019	2018
Net income	$69,829	$69,118	$68,432
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	6,655	19,988	(9,228)
Net change in fair value of cash flow hedges	(654)	(984)	619
Net change in defined benefit plan obligations	(2,155)	(1,932)	3,810
Total other comprehensive income (loss), net of tax	3,846	17,072	(4,799)
Total comprehensive income	$73,675	$86,190	$63,633

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2017	17,227	$1,077	$117,961	$317,756	($23,510)	$—	$413,284
Net income	—	—	—	68,432	—	—	68,432
Total other comprehensive loss, net of tax	—	—	—		(4,799)	—	(4,799)
Cash dividends declared ($1.76 per share)	—	—	—	(30,664)	—	—	(30,664)
Share-based compensation	—	—	2,602	—	—	—	2,602
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	75	4	(675)	—	—	—	(671)
Balance at December 31, 2018	17,302	$1,081	$119,888	$355,524	($28,309)	$—	$448,184

Cumulative effect of change in accounting principle - ASC 842	—	—	—	722	—	—	722
Net income	—	—	—	69,118	—	—	69,118
Total other comprehensive income, net of tax	—	—	—		17,072	—	17,072
Cash dividends declared ($2.00 per share)	—	—	—	(35,001)	—	—	(35,001)
Share-based compensation	—	—	3,124	—	—	—	3,124
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	61	4	269	—	—	—	273
Balance at December 31, 2019	17,363	$1,085	$123,281	$390,363	($11,237)	$—	$503,492

Cumulative effect of change in accounting principle - ASC 326	—	—	—	(6,108)	—	—	(6,108)
Net income	—	—	—	69,829	—	—	69,829
Total other comprehensive income, net of tax	—	—	—		3,846	—	3,846
Cash dividends declared ($2.05 per share)	—	—	—	(35,838)	—	—	(35,838)
Share-based compensation	—	—	3,766	—	—	—	3,766
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	27	—	(1,437)	—	—	967	(470)
Treasury stock purchased under the 2019 Stock Repurchase Program	(125)	—	—	—	—	(4,322)	(4,322)
Balance at December 31, 2020	17,265	$1,085	$125,610	$418,246	($7,391)	($3,355)	$534,195
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2020	2019	2018
	Cash flows from operating activities:
	Net income	$69,829	$69,118	$68,432
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	12,342	1,575	1,550
	Depreciation of premises and equipment	3,176	3,291	3,282
	Net amortization of premiums and discounts on securities and loans	5,720	4,492	2,865
	Amortization of intangibles	914	943	979
	Share–based compensation	3,766	3,124	2,602
	Tax (expense) benefit from stock option exercises and other equity awards	(103)	248	496
	Deferred income tax benefit	(3,130)	(1,491)	(63)
	Income from bank-owned life insurance	(2,491)	(2,354)	(2,196)
	Net gains on loan sales, including fair value adjustments	(48,005)	(14,332)	(9,749)
	Net realized losses on securities	—	53	—
	Proceeds from sales of loans, net	1,117,188	530,713	391,960
	Loans originated for sale	(1,114,448)	(525,675)	(378,896)
	Change in fair value of contingent consideration liability	—	—	(187)
	(Increase) decrease in operating lease right-of-use assets	(2,729)	2,131	—
	Increase (decrease) in operating lease liabilities	2,856	(1,992)	—
	Increase in other assets	(57,730)	(27,961)	(7,456)
	Increase in other liabilities	49,323	31,552	9,257
	Net cash provided by operating activities	36,478	73,435	82,876
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(369,166)	(178,797)	(175,539)
	Available for sale debt securities: Other	(149,899)	(27,520)	(76,264)
Proceeds from sales of:	Available for sale debt securities: Other	—	11,877	—
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	351,161	147,620	83,197
	Available for sale debt securities: Other	176,000	108,306	7,301
	Held to maturity debt securities: Mortgage-backed	—	—	2,029
	Net redemption (purchases) of Federal Home Loan Bank stock	20,568	(4,785)	(5,551)
	Net increase in loans	(241,418)	(154,502)	(306,299)
	Purchases of loans	(51,659)	(60,465)	(1,780)
	Proceeds from the sale of property acquired through foreclosure or repossession	1,392	2,000	49
	Purchases of premises and equipment	(3,406)	(3,132)	(3,974)
	Proceeds from the sale of premises	—	213	—
	Purchases of bank-owned life insurance	—	—	(5,000)
	Proceeds from sale of equity investment in real estate limited partnership	1,400	—	—
	Proceeds from surrender of bank-owned life insurance	787	326	—
	Equity investment in real estate limited partnership	—	(1,256)	—
	Net cash used in investing activities	(264,240)	(160,115)	(481,831)
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2020	2019	2018
Cash flows from financing activities:
Net increase (decrease) in deposits	879,471	(25,166)	281,341
Proceeds from Federal Home Loan Bank advances	1,988,500	1,982,000	2,040,000
Repayment of Federal Home Loan Bank advances	(2,536,105)	(1,791,258)	(1,880,634)
Proceeds from Payment Protection Program Lending Facility	200,628	—	—
Repayment of Payment Protection Program Lending Facility	(200,628)	—	—
Payment of contingent consideration liability	—	—	(1,217)
Treasury stock purchased	(4,322)	—	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(470)	273	(671)
Cash dividends paid	(35,499)	(34,189)	(29,312)
Net cash provided by financing activities	291,575	131,660	409,507
Net increase in cash and cash equivalents	63,813	44,980	10,552
Cash and cash equivalents at beginning of year	138,455	93,475	82,923
Cash and cash equivalents at end of year	$202,268	$138,455	$93,475

Noncash Activities:
Loans charged-off	$1,317	$2,020	$1,187
Loans transferred to property acquired through foreclosure or repossession	313	2,000	3,074
In conjunction with the adoption of ASC 842, the following assets and liabilities were recognized:
Operating lease right-of-use assets	—	28,923	—
Operating lease liabilities	—	30,853	—
In conjunction with the adoption of ASC 815, the following qualifying debt securities classified as held to maturity were transferred to available for sale:
Fair value of debt securities transferred from held to maturity to available for sale	—	10,316	—
Supplemental Disclosures:
Interest payments	$45,294	$64,496	$41,285
Income tax payments	21,094	19,759	17,148

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

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change are the determination of the allowance for credit losses on loans, the valuation of goodwill and identifiable intangible assets and the accounting for defined benefit pension plans.

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

Securities
Management determines the appropriate classification of securities at the time of purchase. Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities not classified as held to maturity are classified as available for sale.  Securities available for sale consist of debt securities that are available for sale to respond to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors.  These assets are specifically identified and are carried at fair value.  Changes in fair value of available for sale securities, net of applicable income taxes, are reported as a separate component of shareholders’ equity.  Washington Trust does not currently have securities designated as held to maturity and also does not maintain a trading portfolio.

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

Notes to Consolidated Financial Statements – (continued)

The fair values of securities may be based on either quoted market prices or third party pricing services.

Effective January 1, 2020, the Corporation adopted the provisions of ASC 326 and modified its accounting policy for the assessment of available for sale debt securities for impairment, as further described below.

The Corporation has made an accounting policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest in other assets in the Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate of credit losses on debt securities.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status as of December 31, 2020 and December 31, 2019 and, therefore there was no accrued interest related to debt securities reversed against interest income for 2020 and 2019.

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

Changes in the ACL on available for sale debt securities are recorded as provision for (or reversal of) credit losses. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Prior to January 1, 2020, the accounting policy on the assessment of available for sale debt securities for impairment was based on an other-than-temporary assessment. When the fair value of an investment security was less than its amortized cost basis, the Corporation assessed whether the decline in value was other-than-temporary. The Corporation considered whether evidence indicating the cost of the investment was recoverable outweighed evidence to the contrary. Evidence considered in this assessment included the reasons for impairment, the severity and duration of the impairment, changes in the value subsequent to the reporting date, forecasted performance of the issuer, changes in the dividend or interest payment practices of the issuer, changes in the credit rating of the issuer or the specific security, and the general market conditions in the geographic area or industry of the issuer.

Notes to Consolidated Financial Statements – (continued)
In determining whether an other-than-temporary impairment had occurred for debt securities, the Corporation compared the present value of cash flows expected to be collected from the security with the amortized cost of the security. If the present value of expected cash flows was less than the amortized cost of the security, then the entire amortized cost of the security would not be recoverable; that is, a credit loss and an other-than-temporary impairment would have occurred. The credit loss component of an other-than-temporary impairment write-down for debt securities would have been recorded in earnings while the remaining portion of the impairment loss would have been recognized, net of tax, in other comprehensive income provided that the Corporation did not intend to sell the underlying debt security and it was more-likely-than-not that the Corporation would not have to sell the debt security prior to recovery of the unrealized loss. If the Corporation intended to sell any securities with an unrealized loss or it was more-likely-than-not that the Corporation would have to sell the investment securities before recovery of their amortized cost basis, then the entire unrealized loss would have been recorded in earnings.

Federal Home Loan Bank Stock
The Bank is a member of the FHLB.  The FHLB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Bank currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  The Bank monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of FHLB stock included in the Consolidated Balance Sheet as of December 31, 2020.

Mortgage Banking Activities
Mortgage Loans Held for Sale
Residential mortgage loans originated and intended for sale in the secondary market are classified as held for sale. ASC 825, “Financial Instruments” allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Corporation has elected the fair value option for mortgage loans held for sale in order to better match changes in fair values of the loans with changes in the fair value of the derivative forward sale commitment contracts used to economically hedge them. Changes in the fair value of mortgage loans held for sale accounted for under the fair value option are included in mortgage banking revenues. Gains and losses on residential loan sales are recognized at the time of sale and are included in mortgage banking revenues. Upfront fees and costs related to mortgage loans held for sale for which the fair value option was elected are recognized in mortgage banking revenues as received / incurred and are not deferred.

Commissions received on mortgage loans brokered to various investors are recognized when received and included in mortgage banking revenues.

Loan Servicing Rights
When mortgage loans held for sale are sold with servicing retained, mortgage servicing right assets are recognized as separate assets. Mortgage servicing rights are originally recorded at fair value. Fair value is based on a valuation model that incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, ancillary income, prepayment speeds, and default rates and losses. Mortgage servicing rights are included in other assets and are amortized as an offset to mortgage banking revenues over the period of estimated net servicing income.

Mortgage servicing rights are periodically evaluated for impairment based on their fair value.  Impairment is measured on an aggregated basis by stratifying the rights based on homogeneous characteristics such as note rate and loan type. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost.  Any impairment is recognized through a valuation allowance and as a reduction to mortgage banking revenues.

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

The Corporation has elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended by the Coronavirus Response and Relief Supplemental Appropriations Act (the “CRRSA Act”). To be eligible, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) January 1, 2022. Eligible loan modifications are not required to be classified as TDRs and are not reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized unless the loan is placed on nonaccrual status in accordance with the nonaccrual loans accounting policy.

Notes to Consolidated Financial Statements – (continued)

Individually Analyzed Loans and Impaired Loans
Individually analyzed loans / impaired loans are individually assessed for credit impairment. With the adoption of ASC 326 effective January 1, 2020, individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs, executed TDRs, and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. A TDR is considered reasonably expected no later than the point when management concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession to avoid a default.

Prior to January 1, 2020, impaired loans included nonaccrual loans and executed TDRs.

Allowance for Credit Losses on Loans
The ACL on loans is increased through a provision for credit losses recognized in the Consolidated Statements of Income and by recoveries of amounts previously charged-off. The ACL on loans is reduced by charge-offs on loans. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

Effective January 1, 2020, the Corporation adopted the provisions of ASC 326 and modified its accounting policy for the ACL on loans, as further described below.

The Corporation has made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest in other assets in the Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate of credit losses on loans.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate (including commercial construction loans), commercial and industrial (including PPP loans), residential real estate (including homeowner construction), home equity and other consumer loans. The second component involves identifying individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

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

Notes to Consolidated Financial Statements – (continued)
adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

For pooled loans, the Corporation utilizes a DCF methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewals and modifications, unless 1) the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Corporation, or 2) management reasonably expects at the reporting date that a TDR will be executed with an individual borrower. The methodology incorporates the probability of default and loss given default, which are identified by default triggers such as past due by 90 or more days, whether a charge-off has occurred, the loan has been placed on nonaccrual status, the loan has been modified in a TDR or the loan is risk-rated as special mention or classified. The probability of default for the life of the loan is determined by the use of an econometric factor. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. Utilizing a third party regression model, the forecasted national unemployment rate is correlated with the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s credit review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks.

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

Prior to January 1, 2020, the allowance for loan losses was based on an incurred loss methodology and represented management’s estimate of the risk of loss inherent in the loan portfolio as of the balance sheet date. The level of the allowance was based on management’s ongoing review of the growth and composition of the loan portfolio, historical loss experience, estimated loss emergence period (the period from the event that triggers the eventual default until the actual loss was recognized with a charge-off), economic conditions, analysis of asset quality and credit quality levels and trends, the performance of individual loans in relation to contract terms and other pertinent factors.

A methodology was used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for the purposes of establishing a sufficient allowance for loan losses. The methodology included: (1) the identification of loss allocations for individual loans deemed to be impaired and (2) the application of loss allocation factors for non-impaired loans based on historical loss experience and estimated loss emergence period, with adjustments for various exposures that management believed were not adequately represented by historical loss experience.

Notes to Consolidated Financial Statements – (continued)

Loss allocations for loans deemed to be impaired were measured using a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan was collateral dependent, at the fair value of the collateral. For loans that were collectively evaluated, loss allocation factors were derived by analyzing historical loss experience by loan segment over an established look-back period deemed to be relevant to the inherent risk of loss in the portfolios. Loans were segmented by loan type, collateral type, delinquency status and loan risk rating, where applicable. These loss allocation factors were adjusted to reflect the loss emergence period. These amounts were supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by historical loss rates. The qualitative risk factors were the same as those considered under the ASC 326 accounting policy described above.

Allowance for Credit Losses on Unfunded Commitments
The Corporation adopted the provisions of ASC 326 effective January 1, 2020 and modified its accounting policy for the ACL on unfunded commitments.

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

The ACL on unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The ACL on unfunded commitments is adjusted through a provision for credit losses recognized in the Consolidated Statements of Income.

Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line method over the estimated useful lives of assets.  Leasehold improvements are depreciated over the shorter of the expected lease terms or the estimated useful lives of the improvements. Expected lease terms include lease renewal options to the extent that the exercise of such renewals is reasonably assured. Expenditures for major additions and improvements are capitalized while the costs of current maintenance and repairs are charged to operating expenses.  The estimated useful lives of premises and improvements range from 5 to 40 years. For furniture, fixtures and equipment, the estimated useful lives range from 3 to 20 years.

Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

The Corporation adopted the provisions of ASC 842, Leases, effective January 1, 2019. ASC 842 requires operating leases to be recorded on the balance sheet, through the recognition of an operating lease right-of-use (“ROU”) asset and an operating lease liability at the commencement date of the new lease. ROU assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease.

The Corporation’s leases do not provide an implicit interest rate, therefore the Corporation uses its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities.

Notes to Consolidated Financial Statements – (continued)
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

Notes to Consolidated Financial Statements – (continued)
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

Investment in Real Estate Limited Partnerships
The Bank has investments in real estate limited partnerships that renovate, own and operate low-income housing complexes. The Bank neither actively participates nor has a controlling interest in the real estate limited partnerships. The carrying value of these investments is recorded in other assets on the Consolidated Balance Sheets.

Investments in real estate limited partnerships are accounted for using the proportional amortization method. Unfunded commitments for future capital contributions are recognized and recorded in other liabilities on the Consolidated Balance Sheets. Under the proportional amortization method, the investment is amortized over the same tax period and in proportion to the total tax benefits expected to be allocated to the Bank. The amortization is recognized as a component of income tax expense in the Consolidated Statements of Income. In addition, operating losses and tax credits generated by the partnership are also recorded as a reduction to income tax expense.

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

Wealth Management Assets Under Administration
AUA represents assets held in a fiduciary or agency capacity for wealth management clients and are not included in the Consolidated Balance Sheets, as these are not assets of the Corporation.

Revenue from Contracts with Customers
ASC 606, Revenue from Contracts with Customers, provides a revenue recognition framework for contracts with customers unless those contracts are within the scope of other accounting standards.

Revenue from contracts with customers is measured based on the consideration specified in the contract with a customer. The Corporation recognizes revenue from contracts with customers when it satisfies its performance

Notes to Consolidated Financial Statements – (continued)
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

The Corporation recognizes revenue over a period of time, generally monthly, as services are performed and performance obligations are satisfied. Such revenue includes wealth management revenues and service charges on deposit accounts. Wealth management revenues are categorized as either asset-based revenues or transaction-based revenues. Asset-based revenues include trust and investment management fees that are earned based upon a percentage of asset values under administration. Transaction-based revenues include tax preparation fees, commissions and other service fees. Fee revenue from service charges on deposit accounts represent the service charges assessed to customers who hold deposit accounts at the Bank.

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

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant. Grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. Awards of nonvested share units and nonvested performance share units are valued at the fair market value of the Bancorp’s

Notes to Consolidated Financial Statements – (continued)
common stock as of the award date. Nonvested performance share unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. Forfeitures are recognized when they occur. When available, vested equity awards are issued from treasury stock.

Excess tax benefits (expenses) result when tax return deductions differ from recognized share-based compensation cost that are determined using the grant-date fair value approach for financial statement purposes. Excess tax benefits (expenses) related to the settlement of share-based awards are recorded as a decrease (increase) to income tax expense. Excess tax benefits (expenses) on the settlement of share-based awards are reported in the Consolidated Statements of Cash Flows as an operating activity.

Dividends on nonvested share units are nonforfeitable and paid quarterly in conjunction with dividends declared and paid to common shareholders. Dividends on nonvested performance share units are accrued based on the most recent performance assumptions available and paid upon the issuance of the award, once vested.

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

Notes to Consolidated Financial Statements – (continued)
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

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2020
Financial Instruments - Credit Losses - ASC 326
ASU 2016-13 was issued in June 2016 and requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased

Notes to Consolidated Financial Statements – (continued)
financial assets with credit deterioration. For available for sale debt securities with unrealized losses, ASC 326 requires credit losses to be recognized as an allowance rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses are recognized immediately in earnings rather than as interest income over time. ASU 2016-13 provides for a modified retrospective transition, resulting in a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective. This ASU was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Corporation adopted ASU 2016-13, including the subsequent ASUs issued to clarify ASC 326, on January 1, 2020.

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

Upon adoption of ASC 326 on January 1, 2020, the ACL for loans (a contra-asset) increased by $6.5 million and the ACL for unfunded commitments (a liability) increased by $1.5 million, as compared to December 31, 2019. The increases in the ACL on loans and unfunded commitments upon adoption resulted in a one-time cumulative-effect adjustment that decreased retained earnings by $6.1 million, net of deferred tax balances of $1.9 million.

The Corporation elected the five-year phase-in option, provided by regulatory guidance issued by the Federal Deposit Insurance Corporation (the “FDIC”) in March 2020, which delays the estimated impact of ASC 326 on regulatory capital for the first two years and then phases it in over a three-year period beginning in 2022. See Note 13 for additional disclosure on regulatory capital.

Fair Value Measurement - ASC 820
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

Compensation - Retirement Benefits - ASC 715
Accounting Standards Update No. 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), was issued in August 2018 to modify the disclosure requirements associated with defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The provisions under ASU 2018-14 are required to be applied retrospectively. The Corporation adopted the provisions of ASU 2018-13 effective December 31, 2020 and the adoption did not have a material impact on the Corporation’s consolidated financial statements.

Intangibles - Goodwill and Other - Internal-Use Software - ASC 350
Accounting Standards Update No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018-15”), was issued in August 2018 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those requirements that currently exist in GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. Implementation costs would either be capitalized or expensed as incurred depending on the project stage. All costs in the preliminary and post-implementation project stages are expensed as incurred, while certain costs within the application development stage are capitalized. ASU 2018-15 was effective for fiscal years beginning after December 15, 2019. Effective January 1, 2020, the Corporation adopted the provisions of ASU 2018-15 prospectively, as permitted, and the adoption did not have a material impact on the Corporation’s consolidated financial statements.

Notes to Consolidated Financial Statements – (continued)
Reference Rate Reform - ASC 848
Accounting Standards Update No. 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), was issued in March 2020 to ease the potential burden in accounting for recognizing the effects of reference rate reform on financial reporting. Such challenges include the accounting and operational implications for contract modifications and hedge accounting. The provisions in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to certain contracts, including loan and debt agreements, hedging relationships and other transactions affected by reference rate reform. These provisions apply to contract modifications that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Qualifying modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification would be considered "minor" so that any existing unamortized deferred loan origination fees and costs would carry forward and continue to be amortized. ASU 2020-04 also provides numerous optional expedients for hedge accounting. ASU 2020-04 is effective as of March 12, 2020, and applies to contract modifications and amendments made as of the beginning of the reporting period that includes or is subsequent to March 12, 2020, and applies through December 31, 2022.

In addition, ASU 2021-01, “Reference Rate Reform - Scope (“ASU 2021-01”), was issued in January 2021 to clarify certain optional expedients in ASC 848 related to contract modifications associated with derivatives hedge accounting. The clarifications specify that the expedients apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. ASU 2021-01 is effective immediately for all entities and the provisions can be applied to contract modification retrospectively as of March 12, 2020 or on a prospective basis to new modifications through December 31, 2022, the end of the effective period of this ASU.

The optional expedients in both ASU 2020-04 and ASU 2021-01 cannot be applied to contract modifications within the scope of ASC 848 that are made after December 31, 2022.

Effective October 1, 2020, the Corporation adopted the provisions of these ASUs on a prospective basis for all eligible contract modifications. The adoption did not have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Pending Adoption
Income Taxes - ASC 745
Accounting Standards Update No. 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), was issued in December 2019 to simplify the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective application through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The adoption of ASU 2019-12 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Receivables - ASC 310
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

Notes to Consolidated Financial Statements – (continued)
Note 3 - Cash and Due from Banks
Cash and due from banks includes cash on hand, cash items in process of collection, cash on deposit at the Federal Reserve Bank of Boston (“FRB”) and other correspondent banks and cash pledged to derivative counterparties.

The Bank maintains certain average reserve balances to meet the requirements of the FRB.  Some or all of these reserve requirements may be satisfied with vault cash. Effective March 26, 2020, the FRB reduced the reserve requirement ratios to zero percent to eliminate the need for depository institutions, such as the Bank, to maintain balances in accounts at the FRB to satisfy reserve requirements. At December 31, 2019, the reserve balance was $27.9 million and was included in cash and due from banks in the Consolidated Balance Sheets.

As of December 31, 2020 and 2019, cash and due from banks included interest-bearing deposits in other banks of $138.4 million and $83.4 million, respectively.

See Note 14 for additional disclosure regarding cash collateral pledged to derivative counterparties.

Note 4 - Securities
Adoption of ASC 326
Effective January 1, 2020, the Corporation adopted the provisions of ASC 326 using the modified retrospective method. Therefore, prior period comparative information has not been adjusted and continues to be reported under the GAAP in effect prior to the adoption of ASC 326. There was no ACL on available for sale debt securities recognized upon the adoption of ASC 326.

Available for Sale Debt Securities
The following table presents the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$131,186	$628	($145)	$—	$131,669
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	725,890	14,942	(527)	—	740,305
Individual name issuer trust preferred debt securities	13,341	—	(672)	—	12,669
Corporate bonds	11,153	—	(1,225)	—	9,928
Total available for sale debt securities	$881,570	$15,570	($2,569)	$—	$894,571

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

Notes to Consolidated Financial Statements – (continued)
Accrued interest receivable on available for sale debt securities totaled $2.4 million and $2.9 million, respectively, as of December 31, 2020 and 2019.

At December 31, 2020 and 2019, securities with a fair value of $291.9 million and $431.9 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRB, certain public deposits and for other purposes.  See Note 12 for additional discussion of FHLB borrowings.

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

(Dollars in thousands)	Available for Sale
December 31, 2020	Amortized Cost	Fair Value
Due in one year or less	$128,971	$131,519
Due after one year to five years	350,859	357,148
Due after five years to ten years	277,148	279,859
Due after ten years	124,592	126,045
Total securities	$881,570	$894,571

Included in the above table are debt securities with an amortized cost balance of $154.4 million and a fair value of $152.9 million at December 31, 2020 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 3 years to 16 years, with call features ranging from 1 month to 2 years.

The following table summarizes amounts relating to sales of securities:

(Dollars in thousands)
For the periods ended December 31,	2020	2019	2018
Proceeds from sales	$—	$11,877	$—

Gross realized gains	$—	$—	$—
Gross realized losses	—	(53)	—
Net realized losses on securities	$—	($53)	$—

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

Notes to Consolidated Financial Statements – (continued)
The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2020	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	6	$63,856	($145)	—	$—	$—	6	$63,856	($145)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	16	107,283	(527)	—	—	—	16	107,283	(527)
Individual name issuer trust preferred debt securities	—	—	—	5	12,669	(672)	5	12,669	(672)
Corporate bonds	—	—	—	3	9,928	(1,225)	3	9,928	(1,225)
Total temporarily impaired securities	22	$171,139	($672)	8	$22,597	($1,897)	30	$193,736	($2,569)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2019	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	3	$20,364	($136)	3	$49,902	($97)	6	$70,266	($233)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	4	41,150	(56)	23	216,804	(2,908)	27	257,954	(2,964)
Individual name issuer trust preferred debt securities	—	—	—	5	12,579	(745)	5	12,579	(745)
Corporate bonds	—	—	—	3	10,183	(958)	3	10,183	(958)
Total temporarily impaired securities	7	$61,514	($192)	34	$289,468	($4,708)	41	$350,982	($4,900)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at December 31, 2020. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no ACL on securities was recorded at December 31, 2020.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at December 31, 2020 were five trust preferred securities issued by four individual companies in the banking sector.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the

Notes to Consolidated Financial Statements – (continued)
issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of December 31, 2020, there were two individual name issuer trust preferred debt securities with an amortized cost of $4.0 million and unrealized losses of $266 thousand that were rated below investment grade by Standard & Poors, Inc. (“S&P”). We noted no additional downgrades to below investment grade between December 31, 2020 and the filing date of this report.  Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not material changes in the credit quality of the issuers of the debt securities.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no ACL on securities was recorded at December 31, 2020.

Corporate Bonds
At December 31, 2020, the Corporation had three corporate bond holdings with unrealized losses totaling $1.2 million. These investment grade corporate bonds were issued by large corporations in the financial services industry. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at December 31, 2020. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no ACL on securities was recorded at December 31, 2020.

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)
December 31,	2020	2019
Commercial:
Commercial real estate (1)	$1,633,024	$1,547,572
Commercial & industrial (2)	817,408	585,289
Total commercial	2,450,432	2,132,861
Residential Real Estate:
Residential real estate (3)	1,467,312	1,449,090
Consumer:
Home equity	259,185	290,874
Other (4)	19,061	20,174
Total consumer	278,246	311,048
Total loans (5)	$4,195,990	$3,892,999
(1)Commercial real estate (“CRE”) consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)Commercial & industrial (“C&I”) consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $199.8 million of PPP loans as of December 31, 2020.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $1.5 million and $5.3 million, respectively, at December 31, 2020 and 2019 and net unamortized premiums on purchased loans of $787 thousand and $995 thousand, respectively, at December 31, 2020 and 2019.

Accrued interest receivable on loans totaled $11.3 million and $11.0 million, respectively, as of December 31, 2020

Notes to Consolidated Financial Statements – (continued)
and December 31, 2019.

As of both December 31, 2020 and 2019, loans amounting to $2.1 billion were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB for the discount window. See Note 12 for additional disclosure regarding borrowings.

As disclosed in Note 1, the Corporation has elected to account for eligible loan modifications under Section 4013 of the CARES Act, as amended by the CRRSA Act. Eligible loan modifications are not required to be classified as TDRs and are not reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized unless the loan is placed on nonaccrual status in accordance with the nonaccrual loans accounting policy disclosed in Note 1. In 2020, we executed loan payment deferment modifications on 636 loans totaling $717.4 million. The majority of these modifications qualified as eligible loan modifications under Section 4013 of the CARES Act, as amended, and therefore, were not required to be classified as TDRs and were not reported as past due. See additional disclosure regarding TDRs below. As of December 31, 2020, Washington Trust has active loan payment deferment modifications on 136 loans totaling $244.7 million.

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

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
December 31, 2020	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$265	$—	$—	$265	$1,632,759	$1,633,024
Commercial & industrial	1	2	—	3	817,405	817,408
Total commercial	266	2	—	268	2,450,164	2,450,432
Residential Real Estate:
Residential real estate	4,466	701	5,172	10,339	1,456,973	1,467,312
Consumer:
Home equity	894	129	644	1,667	257,518	259,185
Other	23	7	88	118	18,943	19,061
Total consumer	917	136	732	1,785	276,461	278,246
Total loans	$5,649	$839	$5,904	$12,392	$4,183,598	$4,195,990

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Days Past Due
December 31, 2019	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$830	$—	$603	$1,433	$1,546,139	$1,547,572
Commercial & industrial	1	—	—	1	585,288	585,289
Total commercial	831	—	603	1,434	2,131,427	2,132,861
Residential Real Estate:
Residential real estate	4,574	2,155	4,700	11,429	1,437,661	1,449,090
Consumer:
Home equity	971	729	996	2,696	288,178	290,874
Other	42	—	88	130	20,044	20,174
Total consumer	1,013	729	1,084	2,826	308,222	311,048
Total loans	$6,418	$2,884	$6,387	$15,689	$3,877,310	$3,892,999

Included in past due loans as of December 31, 2020 and 2019, were nonaccrual loans of $8.5 million and $11.5 million, respectively.

All loans 90 days or more past due at December 31, 2020 and 2019 were classified as nonaccrual.

Nonaccrual Loans
The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2020	2019
Commercial:
Commercial real estate	$—	$603
Commercial & industrial	—	657
Total commercial	—	1,260
Residential Real Estate:
Residential real estate	11,981	14,297
Consumer:
Home equity	1,128	1,763
Other	88	88
Total consumer	1,216	1,851
Total nonaccrual loans	$13,197	$17,408
Accruing loans 90 days or more past due	$—	$—

For nonaccrual loans with a carrying value of $3.0 million as of December 31, 2020, no ACL was deemed necessary.

As of December 31, 2020 and December 31, 2019, nonaccrual loans secured by one- to four-family residential property amounting to $3.4 million and $5.8 million, respectively, were in process of foreclosure.

Nonaccrual loans of $4.7 million and $5.9 million, respectively, were current as to the payment of principal and interest at December 31, 2020 and December 31, 2019.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2020.

Notes to Consolidated Financial Statements – (continued)

The following table presents interest income recognized on nonaccrual loans segregated by loan class:

(Dollars in thousands)	Interest Income Recognized
Year ended December 31, 2020
Commercial:
Commercial real estate	$—
Commercial & industrial	2
Total commercial	2
Residential Real Estate:
Residential real estate	379
Consumer:
Home equity	35
Other	—
Total consumer	35
Total	$416

Troubled Debt Restructurings
The recorded investment in TDRs consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing TDRs, the recorded investment also includes accrued interest.

The following table presents the recorded investment in TDRs and certain other information related to TDRs:

(Dollars in thousands)
December 31,	2020	2019
Accruing TDRs	$13,418	$377
Nonaccrual TDRs	2,345	492
Total TDRs	$15,763	$869

Specific reserves on TDRs included in the ACL on loans	$159	$97
Additional commitments to lend to borrowers with TDRs	$—	$—

Notes to Consolidated Financial Statements – (continued)
The following table presents loans modified as a TDR:

(Dollars in thousands)			Outstanding Recorded Investment
	# of Loans		Pre-Modifications		Post-Modifications
Years ended December 31,	2020	2019	2020	2019	2020	2019
Commercial:
Commercial real estate	3	—	$1,798	$—	$1,798	$—
Commercial & industrial	5	—	6,844	—	6,844	—
Total commercial	8	—	8,642	—	8,642	—
Residential Real Estate:
Residential real estate	11	—	5,943	—	5,943	—
Consumer:
Home equity	4	—	873	—	873	—
Other	—	—	—	—	—	—
Total consumer	4	—	$873	$—	$873	$—
Total	23	—	$15,458	$—	$15,458	$—

The following table presents information on how loans were modified as a TDR:

(Dollars in thousands)
Years ended December 31,	2020	2019
Below-market interest rate concession	$—	$—
Payment deferral	7,704	—
Maturity / amortization concession	—	—
Interest only payments	6,384	—
Combination (1)	1,370	—
Total	$15,458	$—
(1)    Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

The following table presents information on TDRs modified within the previous 12 months for which there was a payment default:

(Dollars in thousands)	# of Loans		Recorded Investment
Years ended December 31,	2020	2019	2020	2019
Commercial:
Commercial real estate	1	—	$850	$—
Commercial & industrial	—	—	—	—
Residential real estate:
Residential real estate	2	—	1,299	—
Consumer:
Home equity	2	—	118	—
Other	—	—	—	—
Total	5	—	$2,267	$—

Notes to Consolidated Financial Statements – (continued)

Individually Analyzed Loans
Effective January 1, 2020, individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs, executed TDRs, and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of December 31, 2020, the carrying value of individually analyzed loans amounted to $18.3 million, of which $8.4 million were considered collateral dependent. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.

The following table presents the carrying value of collateral dependent individually analyzed loans as of December 31, 2020:

(Dollars in thousands)	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$1,792	$—
Commercial & industrial (2)	451	—
Total commercial	2,243	—
Residential Real Estate:
Residential real estate (3)	5,947	38
Consumer:
Home equity (3)	254	183
Other	—	—
Total consumer	254	183
Total	$8,444	$221
(1)    Secured by income-producing property.
(2)    Secured by business assets.
(3)     Secured by one- to four-family residential properties.

Notes to Consolidated Financial Statements – (continued)
Prior to January 1, 2020, impaired loans individually analyzed for impairment included nonaccrual loans and executed TDRs. The following is a summary of impaired loans as of December 31, 2019:

(Dollars in thousands)	Recorded Investment (1)	Unpaid Principal	Related Allowance
No Related Allowance Recorded
Residential Real Estate:
Residential real estate	$13,968	$14,803	$—
Consumer:
Home equity	1,471	1,472	—
Other	88	88	—
Total consumer	1,559	1,560	—
Subtotal	15,527	16,363	—
With Related Allowance Recorded
Commercial:
Commercial real estate	$603	$926	$—
Commercial & industrial	657	657	580
Total commercial	1,260	1,583	580
Residential Real Estate:
Residential real estate	687	714	95
Consumer:
Home equity	292	291	291
Other	18	18	2
Total consumer	310	309	293
Subtotal	2,257	2,606	968
Total impaired loans	$17,784	$18,969	$968
Total:
Commercial	$1,260	$1,583	$580
Residential real estate	14,655	15,517	95
Consumer	1,869	1,869	293
Total impaired loans	$17,784	$18,969	$968
(1)The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs. For accruing impaired loans (TDRs for which management has concluded that the collectability of the loan is not in doubt), the recorded investment also includes accrued interest.

Notes to Consolidated Financial Statements – (continued)
As required under the GAAP in effect prior to the adoption of ASC 326, the following table presents the average recorded investment balance of impaired loans and interest income recognized on impaired loans segregated by loan class:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Years ended December 31,	2019	2018	2019	2018
Commercial:
Commercial real estate	$864	$1,050	$1	$—
Commercial & industrial	2,149	5,403	106	259
Total commercial	3,013	6,453	107	259
Residential real estate:
Residential real estate	11,575	9,645	473	393
Consumer:
Home equity	1,466	1,182	58	52
Other	68	69	2	5
Total consumer	1,534	1,251	60	57
Totals	$16,122	$17,349	$640	$709

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

Notes to Consolidated Financial Statements – (continued)
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

The Corporation’s procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. On a quarterly basis, management reviews the watched asset list, which generally consists of commercial loans that are risk-rated 6 or worse, highly leveraged transaction loans, high-volatility commercial real estate and other selected loans. Management’s review focuses on the current status of the loans and strategies to improve the credit. An annual credit review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

Residential and Consumer
Management monitors the relatively homogeneous residential real estate and consumer loan portfolios on an ongoing basis using delinquency information by loan type.

In addition, other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and home equity consumer loans. Among these techniques is the periodic tracking of loans with an updated Fair Isaac Corporation (“FICO”) score and an estimated loan to value (“LTV”) ratio. LTV is estimated based on such factors as the location, the original LTV ratio, and the date of origination of the loan and do not reflect actual appraisal amounts. The results of these analyses and other credit review procedures, including selected targeted internal reviews, are taken into consideration in the determination of qualitative loss factors for residential real estate and home equity consumer credits.

Notes to Consolidated Financial Statements – (continued)

The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2020:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$283,341	$353,875	$260,917	$236,310	$136,490	$249,359	$10,333	$2,386	$1,533,011
Special Mention	756	20,235	39,387	16,222	11,318	10,367	771	—	99,056
Classified	957	—	—	—	—	—	—	—	957
Total CRE	285,054	374,110	300,304	252,532	147,808	259,726	11,104	2,386	1,633,024
C&I:
Pass	293,493	95,775	98,146	56,792	44,445	91,128	95,817	1,296	776,892
Special Mention	1,123	722	3,210	6,839	3,141	14,853	3,806	56	33,750
Classified	403	—	—	—	—	6,363	—	—	6,766
Total C&I	295,019	96,497	101,356	63,631	47,586	112,344	99,623	1,352	817,408
Residential Real Estate:
Residential real estate:
Current	463,477	253,228	146,839	155,976	128,139	309,314	—	—	1,456,973
Past Due	238	1,698	1,310	886	110	6,097	—	—	10,339
Total residential real estate	463,715	254,926	148,149	156,862	128,249	315,411	—	—	1,467,312
Consumer:
Home equity:
Current	9,838	6,771	3,898	1,474	1,217	3,955	219,085	11,280	257,518
Past Due	—	35	24	—	—	186	310	1,112	1,667
Total home equity	9,838	6,806	3,922	1,474	1,217	4,141	219,395	12,392	259,185
Other:
Current	5,214	2,241	1,237	1,544	548	7,850	308	1	18,943
Past Due	19	1	—	—	88	7	3	—	118
Total other	5,233	2,242	1,237	1,544	636	7,857	311	1	19,061
Total Loans	$1,058,859	$734,581	$554,968	$476,043	$325,496	$699,479	$330,433	$16,131	$4,195,990

Consistent with industry practice, Washington Trust may renew commercial loans at or immediately prior to their maturity. In the table above, renewals subject to full credit evaluation before being granted are reported as originations in the period renewed.

Notes to Consolidated Financial Statements – (continued)
As required under the GAAP in effect prior to the adoption of ASC 326, the following table presents the commercial loan portfolio, segregated by category of credit quality indicator as of December 31, 2019:

(Dollars in thousands)
	Pass	Special Mention	Classified
Commercial:
Commercial real estate	$1,546,139	$830	$603
Commercial & industrial	549,416	24,961	10,912
Total commercial	$2,095,555	$25,791	$11,515

As required under the GAAP in effect prior to the adoption of ASC 326, the following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator as of December 31, 2019:

(Dollars in thousands)
As of December 31, 2019	Current	Past Due
Residential Real Estate:
Residential real estate	$1,437,661	$11,429
Consumer:
Home equity	288,178	2,696
Other	20,044	130
Total consumer	$308,222	$2,826

Loan Servicing Activities
Loans sold with servicing retained result in the capitalization of loan servicing rights. The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2017	$3,613	$—	$3,613
Loan servicing rights capitalized	905	—	905
Amortization	(867)	—	(867)
Balance at December 31, 2018	3,651	—	3,651
Loan servicing rights capitalized	902	—	902
Amortization	(1,027)	—	(1,027)
Balance at December 31, 2019	3,526	—	3,526
Loan servicing rights capitalized	6,569	—	6,569
Amortization	(2,507)	—	(2,507)
Increase in impairment reserve	—	(154)	(154)
Balance at December 31, 2020	$7,588	($154)	$7,434

Notes to Consolidated Financial Statements – (continued)
The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2021	$2,407
	2022	1,644
	2023	1,122
	2024	766
	2025	523
	2026 and thereafter	1,126
Total estimated amortization expense		$7,588

Loans sold to others are serviced by the Corporation on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others by loan portfolio:

(Dollars in thousands)
December 31,	2020	2019
Residential real estate	$1,231,201	$586,996
Commercial	155,935	159,948
Total	$1,387,136	$746,944

Notes to Consolidated Financial Statements – (continued)
Note 6 - Allowance for Credit Losses on Loans
Adoption of ASC 326
Effective January 1, 2020, the Corporation adopted the provisions of ASC 326 using the modified retrospective method. Therefore, prior period comparative information has not been adjusted and continues to be reported under the GAAP in effect prior to the adoption of ASC 326. As a result of adopting ASC 326, the Corporation increased the ACL on loans by $6.5 million on January 1, 2020.

The following table presents the activity in the ACL on loans for the year ended December 31, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014
Adoption of ASC 326	3,405	3,029	6,434	221	(106)	(48)	(154)	6,501
Charge-offs	(356)	(586)	(942)	(99)	(224)	(52)	(276)	(1,317)
Recoveries	51	24	75	20	52	25	77	172
Provision	4,224	5,840	10,064	1,285	188	199	387	11,736
Ending Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2019:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$15,381	$5,847	$21,228	$3,987	$1,603	$254	$1,857	$27,072
Charge-offs	(1,028)	(21)	(1,049)	(486)	(390)	(95)	(485)	(2,020)
Recoveries	125	168	293	—	72	22	94	387
Provision	263	(2,073)	(1,810)	3,114	105	166	271	1,575
Ending Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2018:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$12,729	$5,580	$18,309	$5,427	$2,412	$340	$2,752	$26,488
Charge-offs	(627)	(10)	(637)	(250)	(193)	(107)	(300)	(1,187)
Recoveries	25	119	144	21	29	27	56	221
Provision	3,254	158	3,412	(1,211)	(645)	(6)	(651)	1,550
Ending Balance	$15,381	$5,847	$21,228	$3,987	$1,603	$254	$1,857	$27,072

Notes to Consolidated Financial Statements – (continued)
As required under the GAAP in effect prior to the adoption of ASC 326, the following table presents the Corporation’s loan portfolio and associated allowance for loan losses by portfolio segment and by impairment methodology as of December 31, 2019:

(Dollars in thousands)	Loans	Related Allowance
Loans Individually Evaluated for Impairment
Commercial:
Commercial real estate	$603	$—
Commercial & industrial	657	580
Total commercial	1,260	580
Residential Real Estate:
Residential real estate	14,654	95
Consumer:
Home equity	1,763	291
Other	106	2
Total consumer	1,869	293
Subtotal	17,783	968
Loans Collectively Evaluated for Impairment
Commercial:
Commercial real estate	1,546,969	14,741
Commercial & industrial	584,632	3,341
Total commercial	2,131,601	18,082
Residential Real Estate:
Residential real estate	1,434,436	6,520
Consumer:
Home equity	289,111	1,099
Other	20,068	345
Total consumer	309,179	1,444
Subtotal	3,875,216	26,046
Total	$3,892,999	$27,014

Note 7 - Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2020	2019
Land	$5,921	$5,921
Premises and improvements	42,510	40,982
Furniture, fixtures and equipment	24,969	24,760
Total premises and equipment	73,400	71,663
Less: accumulated depreciation	44,530	42,963
Total premises and equipment, net	$28,870	$28,700

Depreciation of premises and equipment amounted to $3.2 million, $3.3 million and $3.3 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

Notes to Consolidated Financial Statements – (continued)
Note 8 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating lease ROU assets amounted to $29.5 million and $26.8 million, respectively, as of December 31, 2020 and 2019. Operating lease liabilities totaled $31.7 million and $28.9 million, respectively, as of December 31, 2020 and 2019.

As of December 31, 2020, there were no operating leases that had not yet commenced, compared to one operating lease that had not yet commenced as of December 31, 2019.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $4.0 million, $3.8 million and $3.7 million, respectively, for the years ended December 31, 2020, 2019 and 2018. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents information regarding the Corporation’s operating leases:

At December 31,	2020	2019
Weighted average discount rate	3.34%	3.67%
Range of lease expiration dates	7 months - 20 years	4 months - 21 years
Range of lease renewal options	1 year - 5 years	1 year - 5 years
Weighted average remaining lease term	13.4 years	14.0 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at December 31, 2020, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

(Dollars in thousands)
Years ending December 31:	2021	$3,922
	2022	3,890
	2023	3,830
	2024	3,618
	2025	2,879
	2026 and thereafter	22,046
Total operating lease payments (1)		40,185
Less: interest		8,468
Present value of operating lease liabilities (2)		$31,717
(1)Includes $2.1 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)Includes short-term operating lease liabilities of $2.9 million.

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Year ended December 31,	2020	2019
Lease Expense:
Operating lease expense	$3,921	$3,724
Variable lease expense	56	49
Total lease expense (1)	$3,977	$3,773
Cash Paid:
Cash paid reducing operating lease liabilities	$3,791	$3,586
(1)Included in net occupancy expenses in the Consolidated Income Statement.

Notes to Consolidated Financial Statements – (continued)

Note 9 - Goodwill and Intangible Assets
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)
December 31,	2020	2019
Commercial Banking Segment	$22,591	$22,591
Wealth Management Services Segment	41,318	41,318
Total goodwill	$63,909	$63,909

The balance of goodwill in the Commercial Banking segment arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment arose from the 2005 acquisition of Weston Financial and the 2015 acquisition of Halsey.

The following table presents the components of intangible assets:

(Dollars in thousands)
December 31,	2020	2019
Gross carrying amount	$20,803	$20,803
Accumulated amortization	14,498	13,585
Net amount	$6,305	$7,218

The balance of intangible assets at December 31, 2020 includes wealth management advisory contracts resulting from the 2005 acquisition of Weston Financial and the 2015 acquisition of Halsey.

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

Amortization expense for the years ended December 31, 2020, 2019, and 2018, amounted to $914 thousand, $943 thousand and $979 thousand, respectively.

The following table presents estimated annual amortization expense for intangible assets at December 31, 2020:

(Dollars in thousands)
Years ending December 31,	2021	$890
	2022	860
	2023	843
	2024	826
	2025	702
	2026 and thereafter	2,184

Notes to Consolidated Financial Statements – (continued)
Note 10 - Income Taxes
The following table presents the components of income tax expense:

(Dollars in thousands)
Years ended December 31,	2020	2019	2018
Current Tax Expense:
Federal	$19,248	$17,298	$15,460
State	3,213	3,254	2,863
Total current tax expense	22,461	20,552	18,323
Deferred Tax (Benefit) Expense:
Federal	(2,375)	(1,294)	63
State	(755)	(197)	(126)
Total deferred tax (benefit) expense	(3,130)	(1,491)	(63)
Total income tax expense	$19,331	$19,061	$18,260

Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

Years ended December 31,	2020		2019		2018
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at Federal statutory rate	$18,724	21.0%	$18,518	21.0%	$18,205	21.0%
Increase (decrease) in taxes resulting from:
State income tax expense, net of federal tax benefit	1,995	2.2	2,417	2.7	2,162	2.5
Tax-exempt income, net	(803)	(0.9)	(814)	(0.9)	(809)	(0.9)
BOLI	(523)	(0.6)	(494)	(0.6)	(461)	(0.5)
Investment in low-income housing limited partnership	(118)	(0.1)	—	—	—	—
Federal tax credits	(93)	(0.1)	(364)	(0.4)	(364)	(0.4)
Dividends received deduction	(28)	—	(36)	—	(45)	(0.1)
Change in fair value of contingent consideration	—	—	—	—	(39)	(0.1)
Share-based compensation	92	0.1	(221)	(0.3)	(444)	(0.5)
Other	85	0.1	55	0.1	55	0.1
Total income tax expense	$19,331	21.7%	$19,061	21.6%	$18,260	21.1%

Notes to Consolidated Financial Statements – (continued)
The following table presents the approximate tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities:

(Dollars in thousands)
December 31,	2020	2019
Deferred Tax Assets:
Allowance for credit losses on loans	$10,585	$6,348
Operating lease liabilities	7,612	6,782
Deferred compensation	4,646	4,200
Deferred loan origination fees	2,654	1,505
Defined benefit pension obligations	2,576	1,361
Share-based compensation	1,825	1,358
Other	2,583	2,031
Deferred tax assets	32,481	23,585
Deferred Tax Liabilities:
Operating lease right-of-use assets	(7,085)	(6,296)
Deferred loan origination costs	(4,321)	(4,084)
Net unrealized gains on available for sale debt securities	(3,120)	(991)
Loan servicing rights	(1,784)	(829)
Amortization of intangibles	(1,513)	(1,696)
Depreciation of premises and equipment	(1,215)	(669)
Other	(1,253)	(719)
Deferred tax liabilities	(20,291)	(15,284)
Net deferred tax asset	$12,190	$8,301

The Corporation’s net deferred tax asset is included in other assets in the Consolidated Balance Sheets. Management has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income. The Corporation had no unrecognized tax benefits as of December 31, 2020 and 2019.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Corporation is no longer subject to U.S. federal income and state tax examinations by tax authorities for years before 2017.

Note 11 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)
December 31,	2020	2019
Noninterest-bearing demand deposits	$832,287	$609,924
Interest-bearing demand deposits	174,290	159,938
NOW accounts	698,706	520,295
Money market accounts	910,167	765,899
Savings accounts	466,507	373,503
Time deposits (1)	1,296,396	1,069,323
Total deposits	$4,378,353	$3,498,882
(1)Includes wholesale brokered time deposit balances of $591,541 and $284,842, respectively, as of December 31, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements – (continued)

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2021	$977,912	0.77%
	2022	222,300	1.30
	2023	35,026	1.90
	2024	18,736	1.64
	2025	42,422	1.17
	2026 and thereafter	—	—
Balance at December 31, 2020		$1,296,396	0.91%

The following table presents the amount of time certificates of deposit in denominations of $100 thousand or more at December 31, 2020, maturing during the periods indicated:

(Dollars in thousands)
January 1, 2021 to March 31, 2021	$131,277
April 1, 2021 to June 30, 2021	77,811
July 1, 2021 to December 31, 2021	75,982
January 1, 2022 and beyond	126,977
Balance at December 31, 2020	$412,047

Time certificates of deposit in denominations of $250 thousand or more totaled $134.9 million and $147.3 million, respectively, at December 31, 2020 and 2019.

Note 12 - Borrowings
Federal Home Loan Bank Advances
Advances payable to FHLB amounted to $593.9 million and $1.1 billion, respectively, at December 31, 2020 and 2019. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

As of December 31, 2020 and 2019, the Bank had access to a $40.0 million unused line of credit with the FHLB and also had remaining available borrowing capacity of $969.7 million and $535.0 million, respectively.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of December 31, 2020:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2021	$517,222	0.71%
2022	813	5.12
2023	856	5.12
2024	35,900	2.52
2025	2,751	5.03
2026 and thereafter	36,317	3.13
Total	$593,859	1.00%

Notes to Consolidated Financial Statements – (continued)
Advances payable to FHLB include short-term advances with original maturity due dates of one year or less. The following table presents certain information concerning short-term FHLB advances:

(Dollars in thousands)
As of and for the years ended December 31,	2020	2019	2018
Average amount outstanding during the period	$690,366	$718,722	$484,090
Amount outstanding at end of period	354,000	897,000	630,000
Highest month end balance during period	985,500	897,000	630,000
Weighted-average interest rate at end of period	0.39%	2.06%	2.67%
Weighted-average interest rate during the period	1.39	2.59	2.23

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2020 and 2019.

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

The $8.3 million of junior subordinated debentures associated with Trust I bear interest at a rate equal to the three-month LIBOR rate plus 1.45% and mature on September 15, 2035.  The $14.4 million of junior subordinated debentures associated with Trust II bear interest at a rate equal to the three-month LIBOR rate plus 1.45% and mature on November 23, 2035. The debentures may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies.

See Note 13 for additional discussion of the regulatory capital treatment of trust preferred securities.

Notes to Consolidated Financial Statements – (continued)
Note 13 - Shareholders' Equity
Stock Repurchase Program
On December 1, 2020, the Bancorp’s Board of Directors adopted a new Stock Repurchase Program (the “2020 Repurchase Program”). The 2020 Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2020 Repurchase Program expires on October 31, 2021 and may be modified, suspended, or discontinued at any time. As of December 31, 2020, no shares have been repurchased under the 2020 Repurchase Program.

The Corporation’s 2019 Stock Repurchase Program (the “2019 Repurchase Program”) authorized the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. The 2019 Repurchase Program expired October 31, 2020.  As of the date of expiration, 124,863 shares had been repurchased under the 2019 Repurchase Program, totaling $4.3 million, at an average price of $34.61.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice.  Dividends paid by the Bank to the Bancorp amounted to $43.1 million and $36.8 million, respectively, for the years ended December 31, 2020 and 2019.

Reserved Shares
As of December 31, 2020, a total of 1,625,598 common stock shares were reserved for issuance under the 2003 Stock Incentive Plan and the 2013 Stock Option and Incentive Plan.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to various regulatory capital requirements administered by the FRB and the FDIC, respectively.  Regulatory authorities can initiate certain mandatory actions if the Bancorp or the Bank fail to meet minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures, to ensure capital adequacy, require minimum amounts and ratios.

Capital levels at December 31, 2020 exceeded the regulatory minimum levels to be considered “well capitalized.”

Notes to Consolidated Financial Statements – (continued)
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	$539,496	13.51%	$319,532	8.00%	N/A	N/A
Bank	534,288	13.38	319,503	8.00	$399,379	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	503,791	12.61	239,649	6.00	N/A	N/A
Bank	498,583	12.48	239,627	6.00	319,503	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	481,792	12.06	179,737	4.50	N/A	N/A
Bank	498,583	12.48	179,721	4.50	259,596	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	503,791	8.95	225,209	4.00	N/A	N/A
Bank	498,583	8.86	225,126	4.00	281,407	5.00

December 31, 2019
Total Capital (to Risk-Weighted Assets):
Corporation	494,603	12.94	305,728	8.00	N/A	N/A
Bank	490,993	12.85	305,693	8.00	382,116	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	467,296	12.23	229,296	6.00	N/A	N/A
Bank	463,686	12.13	229,270	6.00	305,693	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	445,298	11.65	171,972	4.50	N/A	N/A
Bank	463,686	12.13	171,952	4.50	248,375	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	467,296	9.04	206,682	4.00	N/A	N/A
Bank	463,686	8.98	206,596	4.00	258,245	5.00
(1)Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at December 31, 2020 and December 31, 2019.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both December 31, 2020 and December 31, 2019, $22.0 million in trust preferred securities were included in the Tier 1 Capital of the Corporation for regulatory capital reporting purposes pursuant to the FRB’s capital adequacy guidelines.

Notes to Consolidated Financial Statements – (continued)
As discussed in Note 2, in accordance with regulatory capital rules, the Corporation elected an option to delay the estimated impact of ASC 326 on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of December 31, 2020 exclude the impact of the increased ACL on loans and unfunded loan commitments attributed to the adoption of ASC 326, adjusted for an approximation of the after-tax provision for credit losses attributable to ASC 326 relative to the incurred loss methodology during the deferral period. The cumulative difference at the end of the deferral period will then be phased-in to regulatory capital over a three-year transition period beginning in 2022.

Note 14 - Derivative Financial Instruments
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

Cash Flow Hedging Instruments
As of December 31, 2020, the Bancorp had no interest rate cap contracts. As of December 31, 2019, the Bancorp had two interest rate caps with a total notional amount of $22.7 million that were designated as cash flow hedges to hedge the interest rate risk associated with our variable rate junior subordinated debentures. For both interest rate caps, the Bancorp obtained the right to receive the difference between 3-month LIBOR and a 4.5% strike. During 2020, both of the interest rate cap contracts matured.

As of December 31, 2020 and 2019, the Bank had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

As of December 31, 2020, the Bank had no interest rate floor contracts. As of December 31, 2019, the Bank had three interest rate floor contracts with a total notional amount of $300.0 million. These contracts were designated as cash flow hedges to hedge the interest rate risk associated with a pool of variable rate commercial loans. The Bank obtained the right to receive the difference between 1-month LIBOR and a 1.0% strike for each of the interest rate floors. During 2020, the three interest rate floor contracts matured.

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

Notes to Consolidated Financial Statements – (continued)

As of December 31, 2020 and 2019, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $991.0 million and $813.5 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of December 31, 2020, the notional amounts of the risk participation-out agreements and risk participation-in agreements were $61.6 million and $92.7 million, respectively, compared to $61.2 million and $72.9 million, respectively, as of December 31, 2019.

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

As of December 31, 2020, the notional amounts of interest rate lock commitments and forward sale commitments were $167.7 million and $279.7 million, respectively, compared to $51.4 million and $94.8 million, respectively, as of December 31, 2019.

Notes to Consolidated Financial Statements – (continued)
The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets:

(Dollars in thousands)	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Dec 31, 2020	Dec 31, 2019	Balance Sheet Location	Dec 31, 2020	Dec 31, 2019
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swaps	Other assets	—	—	Other liabilities	1,958	730
Interest rate floors	Other assets	—	3	Other liabilities	—	—
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	75,804	27,736	Other liabilities	68	358
Mirror swaps with counterparties	Other assets	67	351	Other liabilities	76,248	27,819
Risk participation agreements	Other assets	22	1	Other liabilities	2	1
Mortgage loan commitments:
Interest rate lock commitments	Other assets	7,202	1,097	Other liabilities	—	—
Forward sale commitments	Other assets	—	30	Other liabilities	2,914	827
Gross amounts		83,095	29,218		81,190	29,735
Less: amounts offset (1)		67	354		67	354
Derivative balances, net of offset		83,028	28,864		81,123	29,381
Less: collateral pledged (2)		—	—		74,698	27,105
Net amounts		$83,028	$28,864		$6,425	$2,276
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

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
Years ended December 31,	2020	2019	2018
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$89	$52	$30
Interest rate swaps	(893)	(1,232)	515
Interest rate floors	150	196	74
Total	($654)	($984)	$619

For derivatives designated as cash flow hedging instruments, see Note 20 for additional disclosure pertaining to the amounts and location of reclassifications from accumulated other comprehensive income (loss) into earnings.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
Years ended December 31,	Statement of Income Location	2020	2019	2018
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	$60,938	$29,910	($290)
Mirror swaps with counterparties	Loan related derivative income	(57,067)	(26,043)	2,709
Risk participation agreements	Loan related derivative income	120	97	(27)
Foreign exchange contracts	Loan related derivative income	—	28	69
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	6,106	290	(139)
Forward sale commitments	Mortgage banking revenues	(10,769)	(1,818)	997
Total		($672)	$2,464	$3,319

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

Notes to Consolidated Financial Statements – (continued)
The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)
December 31,	2020	2019
Aggregate fair value	$61,614	$27,833
Aggregate principal balance	59,313	27,168
Difference between fair value and principal balance	$2,301	$665

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election (“fair value option adjustments”) are included in mortgage banking revenues in the Consolidated Statements of Income. Fair value option adjustments amounted to $1.6 million and $167 thousand, respectively, in 2020 and 2019.

There were no mortgage loans held for sale 90 days or more past due as of December 31, 2020 and 2019.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2020 and 2019.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2020 and 2019.

Mortgage Loans Held for Sale
The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Collateral Dependent Individually Analyzed / Impaired Loans
The fair value of collateral dependent loans that are individually analyzed or were previously deemed impaired is determined based upon the appraised fair value of the underlying collateral. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. For collateral dependent loans that are expected to be repaid substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the collateral. Internal valuations may be utilized to determine the fair value of other business assets. Collateral dependent individually analyzed / impaired loans are categorized as Level 3.

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

Notes to Consolidated Financial Statements – (continued)

Property Acquired Through Foreclosure or Repossession
Property acquired through foreclosure or repossession included in other assets in the Consolidated Balance Sheets is adjusted to fair value less costs to sell upon transfer out of loans through a charge to ACL on loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Such subsequent valuation charges are charged through earnings. Fair value is generally based upon appraised values of the collateral. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Derivatives
Interest rate caps, swaps and floors are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of December 31, 2020 and 2019, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Notes to Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$131,669	$—	$131,669	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	740,305	—	740,305	—
Individual name issuer trust preferred debt securities	12,669	—	12,669	—
Corporate bonds	9,928	—	9,928	—
Mortgage loans held for sale	61,614	—	61,614	—
Derivative assets	83,028	—	83,028	—
Total assets at fair value on a recurring basis	$1,039,213	$—	$1,039,213	$—
Liabilities:
Derivative liabilities	$81,123	$—	$81,123	$—
Total liabilities at fair value on a recurring basis	$81,123	$—	$81,123	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$157,648	$—	$157,648	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	719,080	—	719,080	—
Individual name issuer trust preferred debt securities	12,579	—	12,579	—
Corporate bonds	10,183	—	10,183	—
Mortgage loans held for sale	27,833	—	27,833	—
Derivative assets	28,864	—	28,864	—
Total assets at fair value on a recurring basis	$956,187	$—	$956,187	$—
Liabilities:
Derivative liabilities	$29,381	$—	$29,381	$—
Total liabilities at fair value on a recurring basis	$29,381	$—	$29,381	$—

Notes to Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at December 31, 2020, which were written down to fair value during the year ended December 31, 2020:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Collateral dependent individually analyzed loans	$1,720	$—	$—	$1,720
Loan servicing rights	7,434	—	—	7,434
Total assets at fair value on a nonrecurring basis	$9,154	$—	$—	$9,154

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

Notes to Consolidated Financial Statements – (continued)
The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2020
Collateral dependent individually analyzed loans	$1,720	Appraisals of collateral	Discount for costs to sell	0% - 25% (11%)
			Appraisal adjustments	0% - 100% (15%)

Loan servicing rights	7,434	Discounted Cash Flow	Discount Rate	10% - 14% (10%)
			Prepayment rates	18% - 42% (21%)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2019
Collateral dependent impaired loans	$1,448	Appraisals of collateral	Discount for costs to sell	0% - 20% (5%)
			Appraisal adjustments	0% - 100% (67%)

Property acquired through foreclosure or repossession	1,109	Appraisals of collateral	Discount for costs to sell	12%
			Appraisal adjustments	22%

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

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,151,884	$4,114,628	$—	$—	$4,114,628

Financial Liabilities:
Time deposits	$1,296,396	$1,302,128	$—	$1,302,128	$—
FHLB advances	593,859	602,000	—	602,000	—
Junior subordinated debentures	22,681	19,422	—	19,422	—

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Financial Assets:
Loans, net of allowance for loan losses	$3,865,985	$3,869,192	$—	$—	$3,869,192

Financial Liabilities:
Time deposits	$1,069,323	$1,082,830	$—	$1,082,830	$—
FHLB advances	1,141,464	1,145,242	—	1,145,242	—
Junior subordinated debentures	22,681	19,628	—	19,628	—

Note 16 - Revenue from Contracts with Customers
The following table summarizes total revenues as presented in the Consolidated Statements of Income and the related amounts which are from contracts with customers within the scope of ASC 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of ASC 606.

Years ended December 31,	2020		2019		2018
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$127,444	$—	$133,414	$—	$132,290	$—
Noninterest income:
Asset-based wealth management revenues	34,363	34,363	35,806	35,806	37,343	37,343
Transaction-based wealth management revenues	1,091	1,091	1,042	1,042	998	998
Total wealth management revenues	35,454	35,454	36,848	36,848	38,341	38,341
Mortgage banking revenues	47,377	—	14,795	—	10,381	—
Card interchange fees	4,287	4,287	4,214	4,214	3,768	3,768
Service charges on deposit accounts	2,742	2,742	3,684	3,684	3,628	3,628
Loan related derivative income	3,991	—	3,993	—	2,461	—
Income from bank-owned life insurance	2,491	—	2,354	—	2,196	—
Net realized losses on securities	—	—	(53)	—	—	—
Other income	3,100	2,669	1,245	1,184	1,339	1,329
Total noninterest income	99,442	45,152	67,080	45,930	62,114	47,066
Total revenues	$226,886	$45,152	$200,494	$45,930	$194,404	$47,066
(1)As reported in the Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

Notes to Consolidated Financial Statements – (continued)
The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Years ended December 31,	2020	2019	2018
Revenue recognized at a point in time:
Card interchange fees	$4,287	$4,214	$3,768
Service charges on deposit accounts	2,103	2,850	2,802
Other income	2,494	989	958
Revenue recognized over time:
Wealth management revenues	35,454	36,848	38,341
Service charges on deposit accounts	639	834	826
Other income	175	195	371
Total revenues from contracts in scope of ASC 606	$45,152	$45,930	$47,066

Receivables primarily consist of amounts due from customers for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $4.8 million and $4.5 million, respectively, at December 31, 2020 and 2019 and were included in other assets in the Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both December 31, 2020 and 2019 and were included in other liabilities in the Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $1.5 million at December 31, 2020, compared to $905 thousand at December 31, 2019 and were included in other assets in the Consolidated Balance Sheets.

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

The qualified pension plan is funded on a current basis, in compliance with the requirements of Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

Pension benefit costs and benefit obligations incorporate various actuarial and other assumptions, including discount rates, mortality, rates of return on plan assets and compensation increases. Washington Trust evaluates these assumptions annually.

Notes to Consolidated Financial Statements – (continued)
The following table presents the plans’ projected benefit obligations, fair value of plan assets and funded (unfunded) status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2020	2019	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of period	$83,141	$73,380	$16,438	$14,626
Service cost	2,164	2,037	170	126
Interest cost	2,505	2,967	465	563
Actuarial loss	10,378	10,453	1,803	2,028
Benefits paid	(3,334)	(5,546)	(903)	(905)
Administrative expenses	(112)	(150)	—	—
Benefit obligation at end of period	94,742	83,141	17,973	16,438
Change in Plan Assets:
Fair value of plan assets at beginning of period	93,749	86,180	—	—
Actual return on plan assets	11,626	13,265	—	—
Employer contributions	—	—	903	905
Benefits paid	(3,334)	(5,546)	(903)	(905)
Administrative expenses	(112)	(150)	—	—
Fair value of plan assets at end of period	101,929	93,749	—	—
Funded (unfunded) status at end of period	$7,187	$10,608	($17,973)	($16,438)

As of December 31, 2020 and 2019, the funded status of the qualified defined benefit pension plan amounted to $7.2 million and $10.6 million, respectively, and was included in other assets in the Consolidated Balance Sheets. The unfunded status of the non-qualified defined benefit retirement plans was $18.0 million and $16.4 million, respectively, at December 31, 2020 and December 31, 2019 and was included in other liabilities in the Consolidated Balance Sheets.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $13.7 million and $14.3 million are included in the Consolidated Balance Sheets at December 31, 2020 and 2019, respectively.

The following table presents the amounts included in accumulated other comprehensive income (“AOCI”) related to the qualified pension plan and non-qualified retirement plans:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2020	2019	2020	2019
Net actuarial loss included in AOCI, pre-tax	$12,051	$10,343	$8,648	$7,405

The accumulated benefit obligation for the qualified pension plan was $87.9 million and $76.6 million at December 31, 2020 and 2019, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $16.4 million and $14.9 million at December 31, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements – (continued)
The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2020	2019	2018	2020	2019	2018
Net Periodic Benefit Cost:
Service cost (1)	$2,164	$2,037	$2,244	$170	$126	$108
Interest cost (2)	2,505	2,967	2,715	465	563	475
Expected return on plan assets (2)	(4,538)	(4,495)	(5,272)	—	—	—
Amortization of prior service credit (2)	—	(16)	(23)	—	—	(1)
Recognized net actuarial loss (2)	1,582	792	1,496	560	408	411
Net periodic benefit cost	1,713	1,285	1,160	1,195	1,097	993
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net loss (gain)	1,708	890	(4,342)	1,244	1,620	(663)
Prior service credit	—	16	23	—	—	1
Recognized in other comprehensive income (loss)	1,708	906	(4,319)	1,244	1,620	(662)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3,421	$2,191	($3,159)	$2,439	$2,717	$331
(1)Included in salaries and employee benefits expense in the Consolidated Statements of Income.
(2)Included in other expenses in the Consolidated Statements of Income.

Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2020 and 2019:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2020	2019	2020	2019
Measurement date	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Discount rate	2.71%	3.42%	2.50%	3.30%
Rate of compensation increase	3.75	3.75	3.75	3.75

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2020	2019	2018	2020	2019	2018
Measurement date	Dec 31, 2019	Dec 31, 2018	Dec 31, 2017	Dec 31, 2019	Dec 31, 2018	Dec 31, 2017
Equivalent single discount rate for benefit obligations	3.42%	4.38%	3.69%	3.30%	4.28%	3.58%
Equivalent single discount rate for service cost	3.54	4.44	3.76	3.62	4.48	3.79
Equivalent single discount rate for interest cost	3.07	4.12	3.42	2.93	3.98	3.22
Expected long-term return on plan assets	5.75	5.75	6.75	N/A	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan’s investment practices.  The assumption is updated annually, taking into account the asset allocation, historical asset return trends on the types of assets held and

Notes to Consolidated Financial Statements – (continued)
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

Plan Assets
The following tables present the fair values of the qualified pension plan’s assets:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$14,427	$—	$—	$14,427
Obligations of U.S. government-sponsored enterprises	—	29,449	—	29,449
Obligations of states and political subdivisions	—	2,327	—	2,327
Corporate bonds	—	9,211	—	9,211
Common stocks	17,150	—	—	17,150
Mutual funds	29,365	—	—	29,365
Total plan assets	$60,942	$40,987	$—	$101,929

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,902	$—	$—	$9,902
Obligations of U.S. government-sponsored enterprises	—	28,615	—	28,615
Obligations of states and political subdivisions	—	2,998	—	2,998
Corporate bonds	—	10,033	—	10,033
Common stocks	14,593	—	—	14,593
Mutual funds	27,608	—	—	27,608
Total plan assets	$52,103	$41,646	$—	$93,749

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

Notes to Consolidated Financial Statements – (continued)

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2020 and 2019, the qualified pension plan did not have any securities in the Level 3 category.

The following table presents the asset allocations of the qualified pension plan, by asset category:

December 31,	2020	2019
Asset Category:
Cash and cash equivalents	14.2%	10.6%
Fixed income securities (1)	40.2	44.4
Equity securities (2)	45.6	45.0
Total	100.0%	100.0%
(1)Includes obligations of U.S. government agencies and U.S. government-sponsored enterprises, obligations of states and political subdivisions and corporate bonds.
(2)Includes common stocks and mutual funds.

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

Cash inflow is typically composed of investment income from portfolio holdings and employer contributions, while cash outflow is for the purpose of paying plan benefits and certain plan expenses.  As early as possible each year, the trustee is advised of the projected schedule of employer contributions and estimations of benefit payments.

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

Fixed income securities will typically be limited to investment grade securities in the top four categories used by the major credit rating agencies.  High yield fixed income securities may be used to provide exposure to this asset class as a diversification tool.  In order to reduce the volatility of the annual rate of return of the fixed income security portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts.  The assets of the Pension Trust will typically have a laddered maturity structure, avoiding large concentrations in any single year.  Equity securities provide opportunities for dividend and capital appreciation returns.  Equity securities will be appropriately diversified by maintaining broad exposure to large-, mid- and small-cap stocks as well as international equities.  Investment selection and mix of equity securities should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy while ensuring efficient diversification.  The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity securities of the Pension Trust.

Notes to Consolidated Financial Statements – (continued)
Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation does not expect to make a contribution to the qualified pension plan in 2021.  In addition, the Corporation expects to contribute $896 thousand in benefit payments to the non-qualified retirement plans in 2021.

Estimated Future Benefit Payments
The following table presents the benefit payments, which reflect expected future service, as appropriate, expected to be paid:

	(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Retirement Plans
Years ending December 31,	2021	$5,608	$896
	2022	4,255	886
	2023	4,804	881
	2024	4,830	874
	2025	6,096	871
	2026 and thereafter	27,942	4,460

401(k) Plan
The Corporation’s 401(k) Plan provides a match up to a maximum of 3% of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, receive a non-elective employer contribution of 4% of compensation.  Total employer matching contributions under this plan amounted to $2.8 million, $2.7 million and $2.5 million in 2020, 2019 and 2018, respectively.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $19.4 million and $17.9 million, respectively, at December 31, 2020 and 2019, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (continued)
Note 18 - Share-Based Compensation Arrangements
The 2013 Stock Option and Incentive Plan (the “2013 Plan”) was approved by shareholders on April 23, 2013. Under the 2013 Plan, the maximum number of shares of the Bancorp’s common stock to be issued is 1,748,250. The 2013 Plan permits the granting of stock options and other equity incentives to officers, employees, directors and other key persons. Vesting of stock options and share awards may accelerate or may be subject to proportional vesting if there is a change in control, disability, retirement or death (as defined in the 2013 Plan).

The following table presents share-based compensation expense and the related income tax benefits recognized in the Consolidated Statements of Income for stock options, nonvested share units and nonvested performance share units:

(Dollars in thousands)
Years ended December 31,	2020	2019	2018
Share-based compensation expense	$3,766	$3,124	$2,602
Related income tax benefits (1)	$801	$982	$1,108
(1)Includes $103 thousand of excess tax expenses recognized upon the settlement of share-based compensation awards in 2020. Includes $248 thousand and $496 thousand, respectively, of excess tax benefits recognized upon the settlement of share-based compensation awards in 2019 and 2018.

As of December 31, 2020, there was $5.2 million of total unrecognized compensation cost related to share-based compensation arrangements, including stock options, nonvested share units and nonvested performance share units granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.93 years.

Stock Options
The exercise price of each stock option may not be less than the fair market value of the Bancorp’s common stock on the date of grant, and options shall have a term of no more than ten years. Stock options are designated as either non-qualified or incentive stock options. In general, the stock option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof.  With respect to non-qualified stock option grants issued under the 2013 Plan, the exercise may also be accomplished by withholding the exercise price from the number of shares that would otherwise be delivered upon a cash exercise of the option.

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

The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2020	2019	2018
Options granted	81,530	61,800	47,950
Cliff vesting period (years)	3	3	3
Expected term (years)	6.5	6.5	6.5
Expected dividend yield	3.69%	3.40%	3.39%
Weighted average expected volatility	29.89%	23.05%	22.73%
Weighted average risk-free interest rate	0.46%	1.71%	3.14%
Weighted average grant-date fair value	$5.75	$7.44	$9.74

Notes to Consolidated Financial Statements – (continued)
The following table presents a summary of the status of Washington Trust’s stock options outstanding as of and for the year ended December 31, 2020:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Beginning of period	248,815	$45.38
Granted	81,530	32.23
Exercised	(4,100)	17.52
Forfeited or expired	—	—
End of period	326,245	$42.44	7.23	$2,011
At end of period:
Options exercisable	134,965	$41.40	4.77	$986
Options expected to vest in future periods	191,280	$43.18	8.97	$1,025

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$20.01 to $30.00	22,015	1.14	22.89	22,015	22.89
$30.01 to $40.00	123,405	7.82	33.57	41,875	36.17
$40.01 to $50.00	93,050	7.79	45.83	31,250	40.25
$50.01 to $60.00	87,775	7.34	56.24	39,825	58.05
Total	326,245	7.23	$42.44	134,965	$41.40

The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $46 thousand, $580 thousand and $833 thousand, respectively.

Nonvested Share Units
In 2020, 2019 and 2018, the Corporation granted to directors and certain key employees 27,385, 26,070 and 13,430 share units, respectively, with 3- to 5-year cliff vesting.

Notes to Consolidated Financial Statements – (continued)
The following table presents a summary of the status of Washington Trust’s nonvested share units as of and for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	53,890	$52.01
Granted	27,385	35.38
Vested	(15,160)	53.39
Forfeited	—	—
End of period	66,115	$44.80

Nonvested Performance Share Units
The Corporation granted performance share units to certain key employees providing the opportunity to earn shares of common stock over a 3- to 5-year performance period. The number of shares vested and earned will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share award agreements.

The following table presents a summary of the performance share unit awards as of December 31, 2020:

		Grant Date Fair Value per Share	Weighted Average Current Performance Assumption	Expected Number of Shares
Performance share units awarded in:	2020	$34.22	140%	65,632
	2019	52.84	148%	46,320
	2018	54.25	150%	44,415
Total				156,367

The following table presents a summary of the status of Washington Trust’s performance share units as of and for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	108,964	$53.16
Granted	71,007	35.70
Vested	(23,604)	51.85
Forfeited	—	—
End of period	156,367	$45.43

Notes to Consolidated Financial Statements – (continued)
Note 19 - Business Segments
Washington Trust segregates financial information in assessing its results among its Commercial Banking and Wealth Management Services operating segments.  The amounts in the Corporate unit include activity not related to the segments.

Commercial Banking
The Commercial Banking segment includes commercial, residential and consumer lending activities; mortgage banking activities; deposit generation; cash management activities; and direct banking activities, which include the operation of ATMs, telephone banking, internet banking and mobile banking services and customer support and sales.

Wealth Management Services
Wealth Management Services includes investment management; holistic financial planning services; personal trust and estate services, including services as trustee, personal representative, custodian and guardian; settlement of decedents’ estates; and institutional trust services, including custody and fiduciary services.

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs.  It also includes income from BOLI, as well as administrative and executive expenses not allocated to the operating segments and the residual impact of methodology allocations such as FTP offsets.

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)
Year ended December 31, 2020	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$128,600	($141)	($1,015)	$127,444
Provision for credit losses	12,342	—	—	12,342
Net interest income (expense) after provision for credit losses	116,258	(141)	(1,015)	115,102
Noninterest income	61,463	35,454	2,525	99,442
Noninterest expenses:
Depreciation and amortization expense	2,512	1,412	166	4,090
Other noninterest expenses	77,157	27,367	16,770	121,294
Total noninterest expenses	79,669	28,779	16,936	125,384
Income (loss) before income taxes	98,052	6,534	(15,426)	89,160
Income tax expense (benefit)	21,216	1,746	(3,631)	19,331
Net income (loss)	$76,836	$4,788	($11,795)	$69,829

Total assets at period end	$4,501,875	$74,958	$1,136,336	$5,713,169
Expenditures for long-lived assets	3,097	158	151	3,406

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2019	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$112,414	($438)	$21,438	$133,414
Provision for loan losses	1,575	—	—	1,575
Net interest income (expense) after provision for loan losses	110,839	(438)	21,438	131,839
Noninterest income	27,857	36,856	2,367	67,080
Noninterest expenses:
Depreciation and amortization expense	2,630	1,445	159	4,234
Other noninterest expenses	66,517	26,057	13,932	106,506
Total noninterest expenses	69,147	27,502	14,091	110,740
Income before income taxes	69,549	8,916	9,714	88,179
Income tax expense	15,189	2,308	1,564	19,061
Net income	$54,360	$6,608	$8,150	$69,118

Total assets at period end	$4,070,594	$74,990	$1,147,075	$5,292,659
Expenditures for long-lived assets	2,521	445	166	3,132

(Dollars in thousands)
Year ended December 31, 2018	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$106,668	($334)	$25,956	$132,290
Provision for loan losses	1,550	—	—	1,550
Net interest income (expense) after provision for loan losses	105,118	(334)	25,956	130,740
Noninterest income	21,509	38,341	2,264	62,114
Noninterest expenses:
Depreciation and amortization expense	2,589	1,501	171	4,261
Other noninterest expenses	62,673	26,222	13,006	101,901
Total noninterest expenses	65,262	27,723	13,177	106,162
Income before income taxes	61,365	10,284	15,043	86,692
Income tax expense	13,149	2,577	2,534	18,260
Net income	$48,216	$7,707	$12,509	$68,432

Total assets at period end	$3,804,021	$71,254	$1,135,491	$5,010,766
Expenditures for long-lived assets	3,415	407	152	3,974

Notes to Consolidated Financial Statements – (continued)
Note 20 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2020	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$8,784	$2,129	$6,655
Net (gains) losses on securities reclassified into earnings	—	—	—
Net change in fair value of available for sale debt securities	8,784	2,129	6,655
Cash flow hedges:
Changes in fair value of cash flow hedges	(2,003)	(482)	(1,521)
Net cash flow hedge losses reclassified into earnings (1)	1,136	269	867
Net change in the fair value of cash flow hedges	(867)	(213)	(654)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	(5,093)	(1,197)	(3,896)
Amortization of net actuarial losses (2)	2,141	400	1,741
Amortization of net prior service credits (2)	—	—	—
Net change in defined benefit plan obligations	(2,952)	(797)	(2,155)
Total other comprehensive income	$4,965	$1,119	$3,846
(1)The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Consolidated Statements of Income.
(2)The pre-tax amounts are included in other expenses in the Consolidated Statements of Income.

(Dollars in thousands)
Year ended December 31, 2019	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$26,074	$6,127	$19,947
Net losses on securities reclassified into earnings (1)	53	12	41
Net change in fair value of available for sale debt securities	26,127	6,139	19,988
Cash flow hedges:
Changes in fair value of cash flow hedges	(1,444)	(339)	(1,105)
Net cash flow hedge losses reclassified into earnings (2)	159	38	121
Net change in the fair value of cash flow hedges	(1,285)	(301)	(984)
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	(3,710)	(872)	(2,838)
Amortization of net actuarial losses (3)	1,200	282	918
Amortization of net prior service credits (3)	(16)	(4)	(12)
Net change in defined benefit plan obligations	(2,526)	(594)	(1,932)
Total other comprehensive loss	$22,316	$5,244	$17,072
(1)The pre-tax amount is reported as net realized losses on securities in the Consolidated Statements of Income.
(2)The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Consolidated Statements of Income.
(3)The pre-tax amounts are included in other expenses in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2018	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	($12,063)	($2,835)	($9,228)
Net (gains) losses on securities reclassified into earnings	—	—	—
Net change in fair value of available for sale debt securities	(12,063)	(2,835)	(9,228)
Cash flow hedges:
Changes in fair value of cash flow hedges	639	151	488
Net cash flow hedge losses reclassified into earnings (1)	170	39	131
Net change in the fair value of cash flow hedges	809	190	619
Defined benefit plan obligations:
Defined benefit plan obligation adjustment	3,098	729	2,369
Amortization of net actuarial losses (2)	1,907	448	1,459
Amortization of net prior service credits (2)	(24)	(6)	(18)
Net change in defined benefit plan obligations	4,981	1,171	3,810
Total other comprehensive income	($6,273)	($1,474)	($4,799)
(1)The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Consolidated Statements of Income.
(2)The pre-tax amounts are included in other expenses in the Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
Balance at December 31, 2019	$3,226	($793)	($13,670)	($11,237)
Other comprehensive income (loss) before reclassifications	6,655	(1,521)	(3,896)	1,238
Amounts reclassified from accumulated other comprehensive income	—	867	1,741	2,608
Net other comprehensive income (loss)	6,655	(654)	(2,155)	3,846
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
Balance at December 31, 2018	($16,762)	$191	($11,738)	($28,309)
Other comprehensive income (loss) before reclassifications	19,947	(1,105)	(2,838)	16,004
Amounts reclassified from accumulated other comprehensive income	41	121	906	1,068
Net other comprehensive income (loss)	19,988	(984)	(1,932)	17,072
Balance at December 31, 2019	$3,226	($793)	($13,670)	($11,237)

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
Balance at December 31, 2017	($7,534)	($428)	($15,548)	($23,510)
Other comprehensive (loss) income before reclassifications	(9,228)	488	2,369	(6,371)
Amounts reclassified from accumulated other comprehensive income	—	131	1,441	1,572
Net other comprehensive (loss) income	(9,228)	619	3,810	(4,799)
Balance at December 31, 2018	($16,762)	$191	($11,738)	($28,309)

Note 21 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2020	2019	2018
Earnings per common share - basic:
Net income	$69,829	$69,118	$68,432
Less: dividends and undistributed earnings allocated to participating securities	(152)	(139)	(144)
Net income available to common shareholders	$69,677	$68,979	$68,288
Weighted average common shares	17,282	17,331	17,272
Earnings per common share - basic	$4.03	$3.98	$3.95
Earnings per common share - diluted:
Net income	$69,829	$69,118	$68,432
Less: dividends and undistributed earnings allocated to participating securities	(151)	(139)	(144)
Net income available to common shareholders	$69,678	$68,979	$68,288
Weighted average common shares	17,282	17,331	17,272
Dilutive effect of common stock equivalents	120	83	119
Weighted average diluted common shares	17,402	17,414	17,391
Earnings per common share - diluted	$4.00	$3.96	$3.93

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 223,506, 100,643 and 55,821, respectively, for the years ended December 31, 2020, 2019 and 2018.

Note 22 - Commitments and Contingencies
Adoption of ASC 326
As disclosed in Note 2, ASC 326 requires the measurement of expected lifetime credit losses for unfunded commitments that are considered off-balance sheet credit exposures. The Corporation adopted the provisions of ASC 326 effective January 1, 2020 using the modified retrospective method. Therefore, the prior period comparative information has not been adjusted and continues to be reported under the GAAP in effect prior to the adoption of ASC 326. As a result of adopting ASC 326, the Corporation recognized an increase in the ACL on unfunded commitments of $1.5 million on January 1, 2020.

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

Notes to Consolidated Financial Statements – (continued)
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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $11.7 million and $13.7 million, respectively, as of December 31, 2020 and December 31, 2019. At December 31, 2020 and December 31, 2019, there were no liabilities to beneficiaries resulting from standby letters of credit. Fee income on standby letters of credit was insignificant for the years ended December 31, 2020, 2019 and 2018.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31,	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$453,493	$471,338
Home equity lines	319,744	295,687
Other loans	89,078	88,613
Standby letters of credit	11,709	13,710
Financial instruments whose notional amounts exceed the amount of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	167,671	51,439
Forward sale commitments	279,653	94,829
Loan related derivative contracts:
Interest rate swaps with customers	991,002	813,458
Mirror swaps with counterparties	991,002	813,458
Risk participation-in agreements	92,717	72,866
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

See Note 14 for additional disclosure pertaining to derivative financial instruments.

The ACL on unfunded commitments amounted to $2.4 million at December 31, 2020, compared to $293 thousand at December 31, 2019.

The activity in the ACL on unfunded commitments for the year ended December 31, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$136	$144	$280	$6	$—	$7	$7	$293
Adoption of ASC 326	817	626	1,443	34	—	6	6	1,483
Provision	(46)	632	586	14	—	6	6	606
Ending Balance	$907	$1,402	$2,309	$54	$—	$19	$19	$2,382

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

Notes to Consolidated Financial Statements – (continued)
In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of December 31, 2020 and 2019, the carrying value of loans repurchased due to representation and warranty claims was $1.1 million and $1.7 million, respectively. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $300 thousand and $170 thousand at December 31, 2020 and 2019, respectively, and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in mortgage banking revenues in the Consolidated Statements of Income.

Note 23 - Parent Company Financial Statements
The following tables present parent company only financial statements of the Bancorp, reflecting the investment in the Bank on the equity basis of accounting.  The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2020	2019
Assets:
Cash on deposit with bank subsidiary	$1,658	$1,838
Investment in subsidiaries at equity value:
Bank	550,986	521,969
Non-bank	1,904	1,882
Dividends receivable from bank subsidiary	11,836	9,575
Other assets	124	232
Total assets	$566,508	$535,496
Liabilities:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	9,592	9,252
Other liabilities	40	71
Total liabilities	32,313	32,004
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,265,337 shares outstanding at December 31, 2020 and 17,363,455 shares issued and outstanding at December 31, 2019	1,085	1,085
Paid-in capital	125,610	123,281
Retained earnings	418,246	390,363
Accumulated other comprehensive loss	(7,391)	(11,237)
Treasury stock, at cost; 98,120 shares at December 31, 2020	(3,355)	—
Total shareholders’ equity	534,195	503,492
Total liabilities and shareholders’ equity	$566,508	$535,496

Notes to Consolidated Financial Statements – (continued)

Statements of Income	(Dollars in thousands)
Years ended December 31,	2020	2019	2018
Income:
Dividends from subsidiaries:
Bank	$43,139	$36,796	$32,394
Non-bank	17	27	24
Total income	43,156	36,823	32,418
Expenses:
Interest on junior subordinated debentures	641	980	869
Legal and professional fees	210	147	187
Change in fair value of contingent consideration	—	—	(187)
Other	349	337	324
Total expenses	1,200	1,464	1,193
Income before income taxes	41,956	35,359	31,225
Income tax benefit	248	301	284
Income before equity in undistributed earnings of subsidiaries	42,204	35,660	31,509
Equity in undistributed earnings of subsidiaries:
Bank	27,603	33,445	36,876
Non-bank	22	13	47
Net income	$69,829	$69,118	$68,432

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income	$69,829	$69,118	$68,432
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries:
Bank	(27,603)	(33,445)	(36,876)
Non-bank	(22)	(13)	(47)
(Increase) decrease in dividend receivable	(2,261)	(1,813)	8
Decrease (increase) in other assets	109	(43)	70
(Decrease) increase in accrued expenses and other liabilities	(31)	(15)	17
Change in fair value of contingent consideration liability	—	—	(187)
Tax (expense) benefit from stock option exercises and other equity awards	(103)	248	496
Other, net	193	(195)	(465)
Net cash provided by operating activities	40,111	33,842	31,448
Cash flows from financing activities:
Payment of contingent consideration liability	—	—	(1,217)
Treasury stock purchased	(4,322)	—	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(470)	273	(671)
Cash dividends paid	(35,499)	(34,189)	(29,312)
Net cash used in financing activities	(40,291)	(33,916)	(31,200)
Net (decrease) increase in cash	(180)	(74)	248
Cash at beginning of year	1,838	1,912	1,664
Cash at end of year	$1,658	$1,838	$1,912

Notes to Consolidated Financial Statements – (continued)
Note 24 - Selected Quarterly Consolidated Financial Data (Unaudited)

	(Dollars and shares in thousands, except per share amounts)
	2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Interest and dividend income	$47,116	$42,612	$40,834	$39,374
	Interest expense	14,514	11,667	9,180	7,131
	Net interest income	32,602	30,945	31,654	32,243
	Provision for credit losses	7,036	2,200	1,325	1,781
	Net interest income after provision for credit losses	25,566	28,745	30,329	30,462
	Noninterest income	19,927	26,320	25,468	27,727
	Noninterest expense	30,453	28,478	32,344	34,109
	Income before income taxes	15,040	26,587	23,453	24,080
	Income tax expense	3,139	5,547	5,131	5,514
	Net income	$11,901	$21,040	$18,322	$18,566

	Net income available to common shareholders	$11,869	$21,000	$18,285	$18,524

	Weighted average common shares outstanding - basic	17,345	17,257	17,260	17,264
	Weighted average common shares outstanding - diluted	17,441	17,292	17,317	17,360
Per share information:	Basic earnings per common share	$0.68	$1.22	$1.06	$1.07
	Diluted earnings per common share	$0.68	$1.21	$1.06	$1.07
	Cash dividends declared per share	$0.51	$0.51	$0.51	$0.52

	(Dollars and shares in thousands, except per share amounts)
	2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Interest and dividend income	$50,194	$50,559	$49,527	$47,383
	Interest expense	15,610	16,701	16,549	15,389
	Net interest income	34,584	33,858	32,978	31,994
	Provision for loan losses	650	525	400	—
	Net interest income after provision for loan losses	33,934	33,333	32,578	31,994
	Noninterest income	15,367	16,753	18,342	16,618
	Noninterest expense	26,964	28,151	26,870	28,755
	Income before income taxes	22,337	21,935	24,050	19,857
	Income tax expense	4,842	4,662	5,236	4,321
	Net income	$17,495	$17,273	$18,814	$15,536

	Net income available to common shareholders	$17,461	$17,238	$18,778	$15,502

	Weighted average common shares outstanding - basic	17,304	17,330	17,338	17,351
	Weighted average common shares outstanding - diluted	17,401	17,405	17,414	17,436
Per share information:	Basic earnings per common share	$1.01	$0.99	$1.08	$0.89
	Diluted earnings per common share	$1.00	$0.99	$1.08	$0.89
	Cash dividends declared per share	$0.47	$0.51	$0.51	$0.51

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2020.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in the Bancorp’s Proxy Statement (the “Proxy Statement”) prepared for the Annual Meeting of Shareholders to be held April 27, 2021, and is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Investor Relations section of the Corporation’s website at www.washtrustbancorp.com, under the heading Corporate Governance.

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2020 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 2003 Plan and the 2013 Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	840,341 (3)	$42.44 (4)	785,257 (5)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	840,341	$42.44	785,257
(1)Does not include any shares already reflected in the Bancorp’s outstanding shares.
(2)Consists of the 2003 Plan and the 2013 Plan. Under the 2013 Plan, the grant of any full value award (an award other than an option or a stock appreciation award) shall be deemed, for the purposes of determining the number of shares of stock available for issuance, as an award of 1.85 shares of stock for each such share subject to the award.
(3)For performance share awards, amounts included represent the maximum amount of performance shares that could be issued under existing awards.  The actual shares issued may differ based on the attainment of performance goals.
(4)Does not include the effect of the nonvested share units awarded under the 2003 Plan and the 2013 Plan because these units do not have an exercise price.
(5)Consists of the 2013 Plan only, as the 2003 Plan expired in 2019 and there are no securities available for future grants under the 2003 Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.
	1.	Financial Statements. The financial statements of the Corporation required in response to this Item are listed in response to Part II, Item 8 of this Annual Report on Form 10-K.
	2.	Financial Statement Schedules. All schedules normally required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Corporation have been omitted because the required information is either not required, not applicable, or is included in the consolidated financial statements or notes thereto.
	3.	Exhibits. The following exhibits are included as part of this Form 10-K.
(b)	See (a) 3. above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Exhibit Index

Exhibit Number
3.1	Restated Articles of Incorporation of the Registrant – Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
3.2	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
3.3	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2016. (1)
3.4	Amended and Restated By-Laws of the Registrant – Filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2017. (1)
4.1	Description of Equity Securities Registered Under Section 12 of the Exchange Act - Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. (1)
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

10.11	2013 Stock and Incentive Plan – Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)
10.12	First Amendment to the 2013 Stock Option and Incentive Plan - Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (1) (2)
10.13
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.14
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.15
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.16
Form of Incentive Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.17
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.18
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.19
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.20
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.21
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.22
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.23
Form of Restricted Stock Unit Certificate under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.24
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.25
Amended and Restated Declaration of Trust of WT Capital Trust I dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.26
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.27
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.28
Certificate Evidencing Fixed/Floating Rate Capital Securities of WT Capital Trust I dated August 29, 2005 – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.29
Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.30
Amended and Restated Declaration of Trust of WT Capital Trust II dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.31
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.32
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.33
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 10,000) dated August 29, 2005 – Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.34
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 4,000) dated August 29, 2005 – Filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.35
Fixed/Floating Rate Junior Subordinated Debt Security due 2035 of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.36	Amended and Restated Supplemental Pension Benefit Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.37	Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.38	Amendment to Supplemental Pension Benefit Plan – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)

10.39
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

10.41
Second Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.42
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

10.44
Fifth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (1) (2)

10.45
Sixth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.46
Seventh Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.47	Amended and Restated Annual Performance Plan, dated December 16, 2013 – Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.48
Amended and Restated Wealth Management Business Building Incentive Plan, dated March 3, 2014 – Filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)

10.49	Form and terms of Executive Severance Agreement – Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.50	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (1) (2)
10.51
Compensatory agreement with an executive officer, dated June 20, 2012 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2012. (1) (2)

10.52
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

10.55
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated March 3, 2014 – Filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)

10.56
Form of First Amendment to Change in Control Agreement – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2014. (1) (2)

10.57	Form of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.58	Terms of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.59
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. (1) (2)

10.60
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.61
Form and terms of Split-Dollar Agreement with certain executive officers – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. (1) (2)

10.62
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 20, 2016 – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. (1) (2)

10.63
Terms of Amended and Restated Change in Control with certain executive officers, dated September 22, 2016 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (1) (2)

10.64
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 19, 2017 – Filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.65
Terms of Restricted Stock Unit Certificate with an executive officer, dated June 1, 2017 – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.66
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2017 – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.67
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 18, 2018 – Filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.68
Terms of Amended and Restated Change in Control with an executive officer, dated February 27, 2018 – Filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.69
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 17, 2019 - Filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. (1) (2)

10.70
Terms of Performance Share Unit Award Agreement with certain executive officers, dated March 16, 2020 - Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.71	Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 25, 2021 - Filed herewith. (2)
21.1	Subsidiaries of the Registrant – Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (1)
23.1	Consent of Crowe LLP – Filed herewith.
23.2	Consent of KPMG LLP – Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
101	The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.
(1)Not filed herewith.  In accordance with Rule 12b-32 promulgated pursuant to the Exchange Act, reference is made to the documents previously filed with the SEC, which are incorporated by reference herein.
(2)Management contract or compensatory plan or arrangement.
(3)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16.  Form 10-K Summary.
None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	February 25, 2021	By	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer (principal executive officer)

Date:	February 25, 2021	By	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	February 25, 2021	By	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2021	/s/ John J. Bowen
John J. Bowen, Director

Date:	February 25, 2021	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	February 25, 2021	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	February 25, 2021	/s/ Edward O. Handy III
Edward O. Handy III, Director

Date:	February 25, 2021	/s/ Constance A. Howes
Constance A. Howes, Director

Date:	February 25, 2021	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date:	February 25, 2021	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	February 25, 2021	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	February 25, 2021	/s/ Sandra Glaser Parrillo
Sandra Glaser Parrillo, Director

Date:	February 25, 2021	/s/ John T. Ruggieri
John T. Ruggieri, Director

Date:	February 25, 2021	/s/ Edwin J. Santos
Edwin J. Santos, Director