Form 10-Q
period 2021-03-31
WASHINGTON TRUST BANCORP INC
filed 2021-05-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	March 31, 2021	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of April 30, 2021 was 17,311,312.

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$166,960	$194,143
Short-term investments	3,783	8,125
Mortgage loans held for sale, at fair value	77,450	61,614
Available for sale debt securities, at fair value (amortized cost of $952,618, net of allowance for credit losses on securities of $0 at March 31, 2021; and amortized cost of $881,570; net of allowance for credit losses on securities of $0 at December 31, 2020)	948,094	894,571
Federal Home Loan Bank stock, at cost	24,772	30,285
Loans:
Total loans	4,194,666	4,195,990
Less: allowance for credit losses on loans	42,137	44,106
Net loans	4,152,529	4,151,884
Premises and equipment, net	28,953	28,870
Operating lease right-of-use assets	28,761	29,521
Investment in bank-owned life insurance	84,749	84,193
Goodwill	63,909	63,909
Identifiable intangible assets, net	6,079	6,305
Other assets	133,350	159,749
Total assets	$5,719,389	$5,713,169
Liabilities:
Deposits:
Noninterest-bearing deposits	$932,999	$832,287
Interest-bearing deposits	3,616,143	3,546,066
Total deposits	4,549,142	4,378,353
Federal Home Loan Bank advances	466,912	593,859
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	30,974	31,717
Other liabilities	116,081	152,364
Total liabilities	5,185,790	5,178,974
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,306,129 shares outstanding at March 31, 2021 and 17,363,457 shares issued and 17,265,337 shares outstanding at December 31, 2020	1,085	1,085
Paid-in capital	124,882	125,610
Retained earnings	429,598	418,246
Accumulated other comprehensive loss	(20,006)	(7,391)
Treasury stock, at cost; 57,328 shares at March 31, 2021 and 98,120 shares at December 31, 2020	(1,960)	(3,355)
Total shareholders’ equity	533,599	534,195
Total liabilities and shareholders’ equity	$5,719,389	$5,713,169
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2021	2020
	Interest income:
	Interest and fees on loans	$34,159	$40,008
	Interest on mortgage loans held for sale	441	285
	Taxable interest on debt securities	3,242	5,834
	Dividends on Federal Home Loan Bank stock	133	640
	Other interest income	33	349
	Total interest and dividend income	38,008	47,116
	Interest expense:
	Deposits	3,663	8,536
	Federal Home Loan Bank advances	1,380	5,765
	Junior subordinated debentures	94	213
	Total interest expense	5,137	14,514
	Net interest income	32,871	32,602
	Provision for credit losses	(2,000)	7,036
	Net interest income after provision for credit losses	34,871	25,566
	Noninterest income:
	Wealth management revenues	9,895	8,689
	Mortgage banking revenues	11,927	6,096
	Card interchange fees	1,133	947
	Service charges on deposit accounts	609	860
	Loan related derivative income	467	2,455
	Income from bank-owned life insurance	556	564
	Other income	1,387	316
	Total noninterest income	25,974	19,927
	Noninterest expense:
	Salaries and employee benefits	21,527	19,468
	Outsourced services	3,200	3,000
	Net occupancy	2,128	2,019
	Equipment	994	977
	Legal, audit and professional fees	597	822
	FDIC deposit insurance costs	345	422
	Advertising and promotion	222	259
	Amortization of intangibles	226	230
	Debt prepayment penalties	3,335	—
	Other expenses	2,139	3,256
	Total noninterest expense	34,713	30,453
	Income before income taxes	26,132	15,040
	Income tax expense	5,661	3,139
	Net income	$20,471	$11,901

	Net income available to common shareholders	$20,415	$11,869
	Weighted average common shares outstanding - basic	17,275	17,345
	Weighted average common shares outstanding - diluted	17,431	17,441
Per share information:	Basic earnings per common share	$1.18	$0.68
	Diluted earnings per common share	$1.17	$0.68
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

Three months ended March 31,	2021	2020
Net income	$20,471	$11,901
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	(13,319)	12,806
Net change in fair value of cash flow hedges	297	(1,050)
Net change in defined benefit plan obligations	407	410
Total other comprehensive (loss) income, net of tax	(12,615)	12,166
Total comprehensive income	$7,856	$24,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended March 31, 2021	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	17,265	$1,085	$125,610	$418,246	($7,391)	($3,355)	$534,195
Net income	—	—	—	20,471	—	—	20,471
Total other comprehensive loss, net of tax	—	—	—	—	(12,615)	—	(12,615)
Cash dividends declared ($0.52 per share)	—	—	—	(9,119)	—	—	(9,119)
Share-based compensation	—	—	918	—	—	—	918
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	41	—	(1,646)	—	—	1,395	(251)
Balance at March 31, 2021	17,306	$1,085	$124,882	$429,598	($20,006)	($1,960)	$533,599

For the three months ended March 31, 2020	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2019	17,363	$1,085	$123,281	$390,363	($11,237)	$—	$503,492
Cumulative effect of change in accounting principle - ASC 326	—	—	—	(6,108)	—	—	(6,108)
Net income	—	—	—	11,901	—	—	11,901
Total other comprehensive income, net of tax	—	—	—	—	12,166	—	12,166
Cash dividends declared ($0.51 per share)	—	—	—	(8,913)	—	—	(8,913)
Share-based compensation	—	—	758	—	—	—	758
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	14	—	(872)	—	—	495	(377)
Treasury stock purchased under the 2019 Stock Repurchase Program	(125)	—	—	—	—	(4,322)	(4,322)
Balance at March 31, 2020	17,252	$1,085	$123,167	$387,243	$929	($3,827)	$508,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Three months ended March 31,	2021	2020
	Cash flows from operating activities:
	Net income	$20,471	$11,901
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	(2,000)	7,036
	Depreciation of premises and equipment	828	783
	Net amortization of premiums and discounts on debt securities and loans	882	1,519
	Amortization of intangibles	226	230
	Share-based compensation	918	758
	Tax benefit (expense) from stock option exercises and other equity awards	9	(85)
	Income from bank-owned life insurance	(556)	(564)
	Net gains on loan sales, including fair value adjustments	(11,858)	(6,013)
	Proceeds from sales of loans, net	291,789	148,768
	Loans originated for sale	(299,051)	(166,408)
	Decrease in operating lease right-of-use assets	760	694
	Decrease in operating lease liabilities	(744)	(677)
	Decrease (increase) in other assets	30,504	(57,060)
	(Decrease) increase in other liabilities	(35,544)	56,292
	Net cash used in operating activities	(3,366)	(2,826)
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(130,496)	(70,924)
	Available for sale debt securities: Other	(77,528)	(45,000)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	114,653	43,750
	Available for sale debt securities: Other	20,000	70,000
	Net redemption (purchases) of Federal Home Loan Bank stock	5,513	(2,723)
	Net decrease (increase) in loans	7,570	(145,740)
	Purchases of loans	(1,539)	(51,081)
	Proceeds from the sale of property acquired through foreclosure or repossession	—	1,066
	Purchases of premises and equipment	(911)	(628)
	Net cash used in investing activities	(62,738)	(201,280)
	Cash flows from financing activities:
	Net increase in deposits	170,789	207,432
	Proceeds from Federal Home Loan Bank advances	414,000	879,000
	Repayment of Federal Home Loan Bank advances	(540,947)	(821,930)
	Treasury stock purchased	—	(4,322)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(251)	(377)
	Cash dividends paid	(9,012)	(8,883)
	Net cash provided by financing activities	34,579	250,920
	Net (decrease) increase in cash and cash equivalents	(31,525)	46,814
	Cash and cash equivalents at beginning of period	202,268	138,455
	Cash and cash equivalents at end of period	$170,743	$185,269

	Noncash Activities:
	Loans charged off	$64	$635
	Loans transferred to property acquired through foreclosure or repossession	—	28
	Supplemental Disclosures:
	Interest payments	$6,222	$14,479
	Income tax payments	1,641	1,036
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

The Unaudited Consolidated Financial Statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included. Interim results are not necessarily indicative of the results of the entire year. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2021
Income Taxes - ASC 745
Accounting Standards Update No. 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), was issued in December 2019 to simplify the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective application through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The Corporation adopted the provisions of ASU 2019-12 effective January 1, 2021 and the adoption did not have a material impact on the Corporation’s consolidated financial statements.

Receivables - ASC 310
Accounting Standards Update No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”), was issued in October 2020 to provide further clarification and update the previously issued guidance in ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20: Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 shortened the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The Corporation early adopted the provisions of ASU 2017-08, effective January 1, 2017. ASU 2020-08 requires that at each reporting period, to the extent that the amortized cost of an individual callable debt security exceeds the amount

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
repayable by the issuer at the next call date, the excess premium shall be amortized to the next call date. ASU 2020-08 is effective for fiscal years ending after December 15, 2020 and early adoption is not permitted. The provisions under ASU 2020-08 are required to be applied prospectively. The Corporation adopted the provisions of ASU 2020-08 effective January 1, 2020 and the adoption did not have an impact on the Corporation’s consolidated financial statements.

Accounting Standards Pending Adoption
There were no recently issued accounting pronouncements, applicable to the Corporation, that are pending adoption as of March 31, 2021.

Note 3 - Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Federal Reserve Bank of Boston (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Effective March 26, 2020, the FRB reduced the reserve requirement ratios to zero percent to eliminate the need for depository institutions, such as the Bank, to maintain balances in accounts at the FRB to satisfy reserve requirements. As a result, there were no reserve balances included in cash and due from banks in the Unaudited Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

Cash and due from banks included interest-bearing deposits in other banks of $99.3 million and $138.4 million, respectively, at March 31, 2021 and December 31, 2020.

See Note 10 for additional disclosure regarding cash collateral pledged to derivative counterparties.

Note 4 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, allowance for credit losses (“ACL”) on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$186,193	$380	($4,622)	$—	$181,951
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	741,924	11,479	(10,416)	—	742,987
Individual name issuer trust preferred debt securities	13,345	—	(437)	—	12,908
Corporate bonds	11,156	—	(908)	—	10,248
Total available for sale debt securities	$952,618	$11,859	($16,383)	$—	$948,094

(Dollars in thousands)
December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$131,186	$628	($145)	$—	$131,669
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	725,890	14,942	(527)	—	740,305
Individual name issuer trust preferred debt securities	13,341	—	(672)	—	12,669
Corporate bonds	11,153	—	(1,225)	—	9,928
Total available for sale debt securities	$881,570	$15,570	($2,569)	$—	$894,571

Amortized cost of available for sale debt securities excludes accrued interest receivable of $2.1 million and $2.4 million, respectively, as of March 31, 2021 and December 31, 2020. Accrued interest receivable is included in other assets in the

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Unaudited Consolidated Balance Sheets.

As of March 31, 2021 and December 31, 2020, debt securities with a fair value of $280.7 million and $291.9 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings, potential borrowings with the FRB’s discount window, certain public deposits and for other purposes. See Note 8 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)
March 31, 2021	Amortized Cost	Fair Value
Due in one year or less	$167,840	$168,061
Due after one year to five years	378,248	378,259
Due after five years to ten years	332,266	328,056
Due after ten years	74,264	73,718
Total debt securities	$952,618	$948,094

Included in the above table are debt securities with an amortized cost balance of $209.4 million and a fair value of $203.8 million at March 31, 2021 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 3 years to 16 years, with call features ranging from 1 month to 1 year.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status at March 31, 2021 and 2020 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2021 and 2020.

The following tables summarize available for sale debt securities in an unrealized loss position, for which an allowance for credit losses on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2021	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	12	$135,278	($4,622)	—	$—	$—	12	$135,278	($4,622)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	40	415,160	(10,416)	—	—	—	40	415,160	(10,416)
Individual name issuer trust preferred debt securities	—	—	—	5	12,908	(437)	5	12,908	(437)
Corporate bonds	—	—	—	3	10,248	(908)	3	10,248	(908)
Total	52	$550,438	($15,038)	8	$23,156	($1,345)	60	$573,594	($16,383)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2020	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	6	$63,856	($145)	—	$—	$—	6	$63,856	($145)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	16	107,283	(527)	—	—	—	16	107,283	(527)
Individual name issuer trust preferred debt securities	—	—	—	5	12,669	(672)	5	12,669	(672)
Corporate bonds	—	—	—	3	9,928	(1,225)	3	9,928	(1,225)
Total	22	$171,139	($672)	8	$22,597	($1,897)	30	$193,736	($2,569)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at March 31, 2021. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no allowance for credits losses on securities was recorded at March 31, 2021.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at March 31, 2021 were five trust preferred securities issued by four individual companies in the banking sector.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of March 31, 2021, there were two individual name issuer trust preferred debt securities with an amortized cost of $4.0 million and unrealized losses of $202 thousand that were rated below investment grade by Standard & Poors, Inc. (“S&P”). We noted no additional downgrades to below investment grade between March 31, 2021 and the filing date of this report.  Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses on securities was recorded at March 31, 2021.

Corporate Bonds
At March 31, 2021, the Corporation had three corporate bond holdings with unrealized losses totaling $908 thousand. These investment grade corporate bonds were issued by large corporations in the financial services industry. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at March 31, 2021. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on these debt securities are primarily attributable to changes in

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses was recorded at March 31, 2021.

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial:
Commercial real estate (1)	$1,618,540	$1,633,024
Commercial & industrial (2)	840,585	817,408
Total commercial	2,459,125	2,450,432
Residential Real Estate:
Residential real estate (3)	1,457,490	1,467,312
Consumer:
Home equity	256,799	259,185
Other (4)	21,252	19,061
Total consumer	278,051	278,246
Total loans (5)	$4,194,666	$4,195,990
(1)Commercial real estate (“CRE”) consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)Commercial and industrial (“C&I”) consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $228.6 million and $199.8 million, respectively, of PPP loans as of March 31, 2021 and December 31, 2020.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination fees of $223 thousand at March 31, 2021 and net unamortized loan origination costs of $1.5 million, at December 31, 2020 and net unamortized premiums on purchased loans of $653 thousand and $787 thousand, respectively, at March 31, 2021 and December 31, 2020.

Loan balances exclude accrued interest receivable of $11.8 million and $11.3 million, respectively, as of March 31, 2021 and December 31, 2020. Accrued interest receivable is included in other assets in the Unaudited Consolidated Balance Sheets.

As of both March 31, 2021 and December 31, 2020, loans amounting to $2.1 billion were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB. See Note 8 for additional disclosure regarding borrowings.

Loan Modifications Under the CARES Act
The Corporation has elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended by the Coronavirus Response and Relief Supplemental Appropriations Act (the “CRRSA Act”). To be eligible, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) January 1, 2022. Eligible loan modifications are not required to be classified as troubled debt restructurings (“TDRs”) and are not reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized unless the loan is placed on nonaccrual status in accordance with the nonaccrual loans accounting policy.

Since the beginning of the COVID-19 pandemic and through March 31, 2021, Washington Trust has processed loan payment deferral modifications, or "deferments", on 652 loans totaling $727 million. The majority of these deferments qualified as eligible loan modifications under Section 4013 of the CARES Act, as amended. As of March 31, 2021, we had active deferments on 88 loans totaling $191.4 million, or 5% of total loans excluding Paycheck Protection Program (“PPP”) loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
March 31, 2021	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,618,540	$1,618,540
Commercial & industrial	1	—	—	1	840,584	840,585
Total commercial	1	—	—	1	2,459,124	2,459,125
Residential Real Estate:
Residential real estate	3,156	819	5,686	9,661	1,447,829	1,457,490
Consumer:
Home equity	577	68	486	1,131	255,668	256,799
Other	28	3	88	119	21,133	21,252
Total consumer	605	71	574	1,250	276,801	278,051
Total loans	$3,762	$890	$6,260	$10,912	$4,183,754	$4,194,666

(Dollars in thousands)	Days Past Due
December 31, 2020	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$265	$—	$—	$265	$1,632,759	$1,633,024
Commercial & industrial	1	2	—	3	817,405	817,408
Total commercial	266	2	—	268	2,450,164	2,450,432
Residential Real Estate:
Residential real estate	4,466	701	5,172	10,339	1,456,973	1,467,312
Consumer:
Home equity	894	129	644	1,667	257,518	259,185
Other	23	7	88	118	18,943	19,061
Total consumer	917	136	732	1,785	276,461	278,246
Total loans	$5,649	$839	$5,904	$12,392	$4,183,598	$4,195,990

Included in past due loans as of March 31, 2021 and December 31, 2020, were nonaccrual loans of $8.4 million and $8.5 million, respectively.

All loans 90 days or more past due at March 31, 2021 and December 31, 2020 were classified as nonaccrual.

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Well-secured loans are permitted to remain on accrual status provided

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following table presents the carrying value of nonaccrual loans:

(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	11,748	11,981
Consumer:
Home equity	1,147	1,128
Other	88	88
Total consumer	1,235	1,216
Total nonaccrual loans	$12,983	$13,197
Accruing loans 90 days or more past due	$—	$—

No ACL was deemed necessary on nonaccrual loans with a carrying value of $4.3 million and $3.0 million, respectively, as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, nonaccrual loans secured by one- to four-family residential property amounting to $3.1 million and $3.4 million, respectively, were in process of foreclosure.

Nonaccrual loans of $4.6 million and $4.7 million, respectively, were current as to the payment of principal and interest at March 31, 2021 and December 31, 2020.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2021.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Interest Income Recognized
Three months ended March 31,	2021	2020
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	1	—
Total commercial	1	—
Residential Real Estate:
Residential real estate	65	168
Consumer:
Home equity	24	23
Other	—	—
Total consumer	24	23
Total	$90	$191

Troubled Debt Restructurings
A loan that has been modified or renewed is considered to be a TDR when two conditions are met: (1) the borrower is experiencing financial difficulty and (2) concessions are made for the borrower’s benefit that would not otherwise be considered for a borrower or a transaction with similar credit risk characteristics. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring of a loan in lieu of aggressively enforcing the collection of the loan may benefit the Corporation by increasing the ultimate probability of collection.

The Corporation's ACL reflects the effects of a TDR when management reasonably expects at the reporting date that a TDR will be executed with an individual borrower. A TDR is considered reasonably expected no later than the point when management concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession to avoid a default. Reasonably expected TDRs and executed TDRs are evaluated individually to determine the required ACL. TDRs that did not involve a below-market rate concession and perform in accordance with their modified contractual terms for a reasonable period of time may be included in the Corporation’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

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

For the three months ended March 31, 2021 and 2020, there were no loans modified in a TDR.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the recorded investment in TDRs and certain other information related to TDRs:

(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020
Accruing TDRs	$12,443	$13,418
Nonaccrual TDRs	1,935	2,345
Total TDRs	$14,378	$15,763

Specific reserves on TDRs included in the ACL on loans	$161	$159
Additional commitments to lend to borrowers with TDRs	$—	$—

The following table presents information on TDRs modified within the previous 12 months for which there was a payment default:

(Dollars in thousands)	# of Loans		Recorded Investment
Three months ended March 31,	2021	2020	2021	2020
TDRs with a Payment Default:
Residential real estate	1	—	$396	$—

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. As of March 31, 2021, the carrying value of individually analyzed loans amounted to $16.8 million, of which $6.9 million were considered collateral dependent. As of December 31, 2020, the carrying value of individually analyzed loans amounted to $18.3 million, of which $8.4 million were considered collateral dependent.

For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 11 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$958	$—	$1,792	$—
Commercial & industrial (2)	398	—	451	—
Total commercial	1,356	—	2,243	—
Residential Real Estate:
Residential real estate (3)	5,332	—	5,947	38
Consumer:
Home equity (3)	254	183	254	183
Other	—	—	—	—
Total consumer	254	183	254	183
Total	$6,942	$183	$8,444	$221
(1)    Secured by income-producing property.
(2)    Secured by business assets.
(3)     Secured by one- to four-family residential properties.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan risk rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for credit losses on loans. See Note 6 for additional information.

A description of the commercial loan categories is as follows:

Pass - Loans with acceptable credit quality, defined as ranging from superior or very strong to a status of lesser stature. Superior or very strong credit quality is characterized by a high degree of cash collateralization or strong balance sheet liquidity. Lesser stature loans have an acceptable level of credit quality, but may exhibit some weakness in various credit metrics such as collateral adequacy, cash flow, performance or may be in an industry or of a loan type known to have a higher degree of risk. These weaknesses may be mitigated by secondary sources of repayment, including Small Business Administration (“SBA”) guarantees.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
determined. “Loss” is not intended to imply that the loan has no recovery value, but rather, it is not practical or desirable to continue to carry the asset.

The Corporation’s procedures call for loan risk ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. On a quarterly basis, management reviews the watched asset list, which generally consists of commercial loans that are risk-rated 6 or worse, highly leveraged transaction loans, high-volatility commercial real estate and other selected loans. Management’s review focuses on the current status of the loans, the appropriateness of risk ratings and strategies to improve the credit. An annual credit review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

Residential and Consumer
Management monitors the relatively homogeneous residential real estate and consumer loan portfolios on an ongoing basis using delinquency information by loan type.

In addition, other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and home equity consumer loans. Among these techniques is the periodic tracking of loans with an updated Fair Isaac Corporation (“FICO”) score and an updated estimated loan to value (“LTV”) ratio. LTV is estimated based on such factors as geographic location, the original appraised value and changes in median home prices and takes into consideration the age of the loan. The results of these analyses and other credit review procedures, including selected targeted internal reviews, are taken into consideration in the determination of qualitative loss factors for residential real estate and home equity consumer credits.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of March 31, 2021:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$54,899	$284,731	$340,081	$223,920	$218,914	$374,800	$7,767	$2,360	$1,507,472
Special Mention	—	689	29,726	39,470	16,174	23,324	727	—	110,110
Classified	—	958	—	—	—	—	—	—	958
Total CRE	54,899	286,378	369,807	263,390	235,088	398,124	8,494	2,360	1,618,540
C&I:
Pass	99,420	233,508	93,874	95,248	55,001	128,130	96,981	1,237	803,399
Special Mention	—	1,105	713	4,722	6,702	13,508	3,675	—	30,425
Classified	—	398	—	—	—	6,363	—	—	6,761
Total C&I	99,420	235,011	94,587	99,970	61,703	148,001	100,656	1,237	840,585
Residential Real Estate:
Residential real estate:
Current	119,706	438,489	227,838	128,283	130,769	402,744	—	—	1,447,829
Past Due	—	238	1,438	1,309	793	5,883	—	—	9,661
Total residential real estate	119,706	438,727	229,276	129,592	131,562	408,627	—	—	1,457,490
Consumer:
Home equity:
Current	1,791	8,710	6,097	3,535	1,222	4,787	219,028	10,498	255,668
Past Due	—	—	—	24	—	68	185	854	1,131
Total home equity	1,791	8,710	6,097	3,559	1,222	4,855	219,213	11,352	256,799
Other:
Current	3,799	5,119	1,804	1,147	1,489	7,514	260	1	21,133
Past Due	13	11	—	—	7	88	—	—	119
Total other	3,812	5,130	1,804	1,147	1,496	7,602	260	1	21,252
Total Loans	$279,628	$973,956	$701,571	$497,658	$431,071	$967,209	$328,623	$14,950	$4,194,666

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2020:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$283,341	$353,875	$260,917	$236,310	$136,490	$249,359	$10,333	$2,386	$1,533,011
Special Mention	756	20,235	39,387	16,222	11,318	10,367	771	—	99,056
Classified	957	—	—	—	—	—	—	—	957
Total CRE	285,054	374,110	300,304	252,532	147,808	259,726	11,104	2,386	1,633,024
C&I:
Pass	293,493	95,775	98,146	56,792	44,445	91,128	95,817	1,296	776,892
Special Mention	1,123	722	3,210	6,839	3,141	14,853	3,806	56	33,750
Classified	403	—	—	—	—	6,363	—	—	6,766
Total C&I	295,019	96,497	101,356	63,631	47,586	112,344	99,623	1,352	817,408
Residential Real Estate:
Residential real estate:
Current	463,477	253,228	146,839	155,976	128,139	309,314	—	—	1,456,973
Past Due	238	1,698	1,310	886	110	6,097	—	—	10,339
Total residential real estate	463,715	254,926	148,149	156,862	128,249	315,411	—	—	1,467,312
Consumer:
Home equity:
Current	9,838	6,771	3,898	1,474	1,217	3,955	219,085	11,280	257,518
Past Due	—	35	24	—	—	186	310	1,112	1,667
Total home equity	9,838	6,806	3,922	1,474	1,217	4,141	219,395	12,392	259,185
Other:
Current	5,214	2,241	1,237	1,544	548	7,850	308	1	18,943
Past Due	19	1	—	—	88	7	3	—	118
Total other	5,233	2,242	1,237	1,544	636	7,857	311	1	19,061
Total Loans	$1,058,859	$734,581	$554,968	$476,043	$325,496	$699,479	$330,433	$16,131	$4,195,990

Consistent with industry practice, Washington Trust may renew commercial loans at or immediately prior to their maturity. In the tables above, renewals subject to full credit evaluation before being granted are reported as originations in the period renewed.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

In accordance with the ACL policy, the methodology is reviewed no less than annually. In the first quarter of 2021, management updated its ACL methodology for pooled loans to incorporate additional econometric factors in the determination of the probability of default for each loan portfolio segment. Econometric factors are selected based on the correlation of the factor to credit losses for each loan portfolio segment. Effective January 1, 2021, the following econometric factors are utilized in the determination of the probability of default for each loan portfolio segment; the national unemployment rate (“NUR”) and gross domestic product (“GDP”) econometric factors are utilized for the commercial real estate and other consumer loan portfolio segments; the NUR and national home price index (“HPI”) econometric factors are utilized for the residential real estate and home equity portfolio segments; and the NUR econometric factor is utilized for the commercial & industrial loan portfolio segment. Prior to January 1, 2021, solely the NUR was used in the determination of the probability of default for each loan portfolio segment.

The following table presents the activity in the ACL on loans for the three months ended March 31, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106
Charge-offs	—	(3)	(3)	(50)	—	(11)	(11)	(64)
Recoveries	—	2	2	33	2	9	11	46
Provision	(768)	162	(606)	(1,556)	129	82	211	(1,951)
Ending Balance	$21,297	$12,389	$33,686	$6,469	$1,431	$551	$1,982	$42,137

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014
Adoption of ASC 326	3,405	3,029	6,434	221	(106)	(48)	(154)	6,501
Charge-offs	(153)	(294)	(447)	—	(173)	(15)	(188)	(635)
Recoveries	—	4	4	—	1	7	8	12
Provision	1,743	3,671	5,414	893	323	143	466	6,773
Ending Balance	$19,736	$10,331	$30,067	$7,729	$1,435	$434	$1,869	$39,665

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 7 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating lease right-of-use (“ROU”) assets amounted to $28.8 million and $29.5 million, respectively, as of March 31, 2021 and December 31, 2020. Operating lease liabilities totaled $31.0 million and $31.7 million, respectively, as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, there were no operating leases that had not yet commenced.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.0 million and $964 thousand, respectively, for the three months ended March 31, 2021 and 2020. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents information regarding the Corporation’s operating leases:

	Mar 31, 2021	Dec 31, 2020
Weighted average discount rate	3.35%	3.34%
Range of lease expiration dates	4 months - 20 years	7 months - 20 years
Range of lease renewal options	1 year - 5 years	1 year - 5 years
Weighted average remaining lease term	13.2 years	13.4 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at March 31, 2021, including a reconciliation to the present value of operating lease liabilities recognized in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)
April 1, 2021 to December 31, 2021	$2,932
2022	3,889
2023	3,828
2024	3,617
2025	2,879
2026 and thereafter	22,046
Total operating lease payments (1)	39,191
Less: interest	8,217
Present value of operating lease liabilities (2)	$30,974
(1)    Includes $2.1 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)    Includes short-term operating lease liabilities of $2.9 million.

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Three months ended March 31,	2021	2020
Lease Expense:
Operating lease expense	$1,005	$951
Variable lease expense	15	13
Total lease expense (1)	$1,020	$964
Cash Paid:
Cash paid reducing operating lease liabilities	$989	$934
(1)    Included in net occupancy expenses in the Unaudited Consolidated Income Statement.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 8 - Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $466.9 million and $593.9 million, respectively, at March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Bank had access to a $40.0 million unused line of credit and also had remaining available borrowing capacity of $1.0 billion and $969.7 million, respectively, with the FHLB. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of March 31, 2021:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2021 to December 31, 2021	$416,787	0.41%
2022	471	4.96
2023	495	4.96
2024	35,519	2.49
2025	2,349	4.98
2026 and thereafter	11,291	3.25
Balance at March 31, 2021	$466,912	0.67%

Note 9 - Shareholders' Equity
Stock Repurchase Program
The Corporation’s Stock Repurchase Program adopted on December 1, 2020 (the “2020 Repurchase Program”) authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2020 Repurchase Program expires on October 31, 2021 and may be modified, suspended, or discontinued at any time. As of March 31, 2021, no shares have been repurchased under the 2020 Repurchase Program.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at March 31, 2021 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$549,669	13.85%	$317,554	8.00%	N/A	N/A
Bank	544,695	13.72	317,526	8.00	$396,907	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	515,478	12.99	238,165	6.00	N/A	N/A
Bank	510,504	12.86	238,144	6.00	317,526	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	493,479	12.43	178,624	4.50	N/A	N/A
Bank	510,504	12.86	178,608	4.50	257,990	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	515,478	9.11	226,336	4.00	N/A	N/A
Bank	510,504	9.03	226,255	4.00	282,819	5.00

December 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	539,496	13.51	319,532	8.00	N/A	N/A
Bank	534,288	13.38	319,503	8.00	399,379	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	503,791	12.61	239,649	6.00	N/A	N/A
Bank	498,583	12.48	239,627	6.00	319,503	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	481,792	12.06	179,737	4.50	N/A	N/A
Bank	498,583	12.48	179,721	4.50	259,596	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	503,791	8.95	225,209	4.00	N/A	N/A
Bank	498,583	8.86	225,126	4.00	281,407	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at March 31, 2021 and December 31, 2020.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both March 31, 2021 and December 31, 2020, $22.0 million in trust preferred securities were included in the Tier 1 Capital of the Corporation for regulatory capital reporting purposes pursuant to the FRB’s capital adequacy guidelines.

In accordance with regulatory capital rules, the Corporation has elected the option to delay the estimated impact of Accounting Standards Codification (“ASC”) 326 on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of March 31, 2021 and December 31, 2020 exclude the impact of the increased ACL on loans and unfunded loan commitments attributed to the adoption of ASC 326, which was effective January 1, 2020, adjusted for an approximation of the after-tax provision for credit losses

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
attributable to ASC 326 relative to the incurred loss methodology during the deferral period. The cumulative difference at the end of the deferral period will then be phased-in to regulatory capital over a three-year transition period beginning in 2022.

Note 10 - Derivative Financial Instruments
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

Cash Flow Hedging Instruments
As of March 31, 2021 and December 31, 2020, the Corporation had two interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps mature in 2021 and 2023.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation enters into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When the Corporation enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  The Corporation retains the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of March 31, 2021 and December 31, 2020, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $983.6 million and $991.0 million, respectively, and equal amounts of “mirror” swap contracts with third party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of March 31, 2021, the notional amounts of risk participation-out agreements and risk participation-in agreements were $62.0 million and $107.5 million, respectively, compared to $61.6 million and $92.7 million, respectively, as of December 31, 2020.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

As of March 31, 2021, the notional amounts of interest rate lock commitments and forward sale commitments were $155.8 million and $291.0 million, respectively, compared to $167.7 million and $279.7 million, respectively, as of December 31, 2020.

The following table presents the fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2021	Dec 31, 2020	Balance Sheet Location	Mar 31, 2021	Dec 31, 2020
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$1,569	$1,958
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	44,732	75,804	Other liabilities	3,589	68
Mirror swaps with counterparties	Other assets	3,497	67	Other liabilities	44,903	76,248
Risk participation agreements	Other assets	2	22	Other liabilities	1	2
Mortgage loan commitments:
Interest rate lock commitments	Other assets	2,776	7,202	Other liabilities	102	—
Forward sale commitments	Other assets	3,193	—	Other liabilities	666	2,914
Gross amounts		54,200	83,095		50,830	81,190
Less: amounts offset (1)		3,495	67		3,495	67
Derivative balances, net of offset		50,705	83,028		47,335	81,123
Less: collateral pledged (2)		—	—		39,945	74,698
Net amounts		$50,705	$83,028		$7,390	$6,425
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

The following tables present the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
Three months ended March 31,	2021	2020
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$—	$22
Interest rate swaps	297	(1,325)
Interest rate floors	—	253
Total	$297	($1,050)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The Corporation previously had interest rate cap and interest rate floor contracts designated as cash flow hedges. During 2020, the interest rate caps and interest rate floors matured.

For derivatives designated as cash flow hedging instruments, see Note 16 for additional disclosure pertaining to the amounts and location of reclassifications from accumulated other comprehensive income into earnings.

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31,	Statement of Income Location	2021	2020
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	($30,231)	$58,531
Mirror swaps with counterparties	Loan related derivative income	30,683	(56,190)
Risk participation agreements	Loan related derivative income	15	114
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(4,529)	3,736
Forward sale commitments	Mortgage banking revenues	7,285	(3,634)
Total		$3,223	$2,557

Note 11 - Fair Value Measurements
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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Aggregate fair value	$77,450	$61,614
Aggregate principal balance	76,619	59,313
Difference between fair value and principal balance	$831	$2,301

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election (“fair value option adjustments”) are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Fair value option adjustments amounted to a decrease of $1.5 million three months ended March 31, 2021, compared to an increase of $887 thousand in the three months ended March 31, 2020.

There were no mortgage loans held for sale 90 days or more past due as of March 31, 2021 and December 31, 2020.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at March 31, 2021 and December 31, 2020.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at March 31, 2021 and December 31, 2020.

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

Loan Servicing Rights
Loans sold with the retention of servicing result in the recognition of loan servicing rights. Loan servicing rights are included in other assets in the Unaudited Consolidated Balance Sheets and are amortized as an offset to mortgage banking revenues over the estimated period of servicing. Loan servicing rights are evaluated quarterly for impairment based on their fair value. Impairment exists if the carrying value exceeds the estimated fair value. Impairment is measured on an aggregated basis by stratifying the loan servicing rights based on homogeneous characteristics such as note rate and loan type. The fair value is estimated using an independent valuation model that estimates the present value of expected cash flows, incorporating assumptions for discount rates and prepayment rates. Any impairment is recognized through a valuation allowance and as a reduction to mortgage banking revenues. Loan servicing rights are categorized as Level 3.

Derivatives
Interest rate caps, swaps and floors are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of March 31, 2021 and December 31, 2020, the

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$181,951	$—	$181,951	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	742,987	—	742,987	—
Individual name issuer trust preferred debt securities	12,908	—	12,908	—
Corporate bonds	10,248	—	10,248	—
Mortgage loans held for sale	77,450	—	77,450	—
Derivative assets	50,705	—	50,705	—
Total assets at fair value on a recurring basis	$1,076,249	$—	$1,076,249	$—
Liabilities:
Derivative liabilities	$47,335	$—	$47,335	$—
Total liabilities at fair value on a recurring basis	$47,335	$—	$47,335	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$131,669	$—	$131,669	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	740,305	—	740,305	—
Individual name issuer trust preferred debt securities	12,669	—	12,669	—
Corporate bonds	9,928	—	9,928	—
Mortgage loans held for sale	61,614	—	61,614	—
Derivative assets	83,028	—	83,028	—
Total assets at fair value on a recurring basis	$1,039,213	$—	$1,039,213	$—
Liabilities:
Derivative liabilities	$81,123	$—	$81,123	$—
Total liabilities at fair value on a recurring basis	$81,123	$—	$81,123	$—

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at March 31, 2021, which were written down to fair value during the three months ended March 31, 2021:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$944	$—	$—	$944
Total assets at fair value on a nonrecurring basis	$944	$—	$—	$944

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
March 31, 2021
Collateral dependent individually analyzed loans	$944	Appraisals of collateral	Discount for costs to sell	10%
			Appraisal adjustments	0%

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2020
Collateral dependent individually analyzed loans	$1,720	Appraisals of collateral	Discount for costs to sell	0% - 25% (11%)
			Appraisal adjustments	0% - 100% (15%)

Loan servicing rights	7,434	Discounted cash flow	Discount rates	10% - 14% (10%)
			Prepayment rates	18% - 42% (21%)
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

(Dollars in thousands)
March 31, 2021	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,152,529	$4,087,720	$—	$—	$4,087,720

Financial Liabilities:
Time deposits	$1,237,024	$1,241,936	$—	$1,241,936	$—
FHLB advances	466,912	470,727	—	470,727	—
Junior subordinated debentures	22,681	19,805	—	19,805	—

(Dollars in thousands)
December 31, 2020	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,151,884	$4,114,628	$—	$—	$4,114,628

Financial Liabilities:
Time deposits	$1,296,396	$1,302,128	$—	$1,302,128	$—
FHLB advances	593,859	602,000	—	602,000	—
Junior subordinated debentures	22,681	19,422	—	19,422	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 12 - Revenue from Contracts with Customers
The following tables summarize total revenues as presented in the Unaudited Consolidated Statements of Income and the related amounts that are from contracts with customers within the scope of ASC 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of ASC 606.

For the three months ended March 31,	2021		2020
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$32,871	$—	$32,602	$—
Noninterest income:
Asset-based wealth management revenues	9,583	9,583	8,355	8,355
Transaction-based wealth management revenues	312	312	334	334
Total wealth management revenues	9,895	9,895	8,689	8,689
Mortgage banking revenues	11,927	—	6,096	—
Card interchange fees	1,133	1,133	947	947
Service charges on deposit accounts	609	609	860	860
Loan related derivative income	467	—	2,455	—
Income from bank-owned life insurance	556	—	564	—
Other income	1,387	1,245	316	247
Total noninterest income	25,974	12,882	19,927	10,743
Total revenues	$58,845	$12,882	$52,529	$10,743
(1)As reported in the Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

The Corporation recognizes revenue that is transactional in nature and such revenue is earned at a point in time. Revenue that is recognized at a point in time includes card interchange fees (fee income related to debit card transactions), automated teller machine (“ATM”) fees, wire transfer fees, overdraft charge fees, and stop-payment and returned check fees. Such revenue is derived from transactional information and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Three months ended March 31,	2021	2020
Revenue recognized at a point in time:
Card interchange fees	$1,133	$947
Service charges on deposit accounts	481	667
Other income	1,203	200
Revenue recognized over time:
Wealth management revenues	9,895	8,689
Service charges on deposit accounts	128	193
Other income	42	47
Total revenues from contracts in scope of Topic 606	$12,882	$10,743

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.2 million at March 31, 2021, compared to $4.8 million at December 31, 2020 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both March 31, 2021 and March 31, 2020 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $1.4 million at March 31, 2021, compared to $1.5 million at December 31, 2020 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 13 - Defined Benefit Pension Plans
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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2021	2020	2021	2020
Net Periodic Benefit Cost:
Service cost (1)	$592	$541	$52	$43
Interest cost (2)	645	626	84	116
Expected return on plan assets (2)	(1,204)	(1,135)	—	—
Recognized net actuarial loss (2)	387	396	158	140
Net periodic benefit cost	$420	$428	$294	$299
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the three months ended March 31,	2021	2020	2021	2020
Measurement date	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Equivalent single discount rate for benefit obligations	2.71%	3.42%	2.51%	3.30%
Equivalent single discount rate for service cost	2.86	3.54	2.94	3.62
Equivalent single discount rate for interest cost	2.16	3.07	1.97	2.93
Expected long-term return on plan assets	5.75	5.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Note 14 - Share-Based Compensation Arrangements
During the three months ended March 31, 2021, the Corporation granted performance share unit awards and nonvested share unit awards.

The Corporation granted performance share unit awards to certain key employees providing the opportunity to earn shares of common stock over a 3-year performance period. The weighted average fair value of the performance share unit awards was $46.15. The number of shares to be vested will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share award agreements. Based on the most recent performance assumption available, it is estimated that 51,156 shares will be earned.

The Corporation granted to certain key employees 1,760 nonvested share units with 3-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $46.15.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 15 - Business Segments
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

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income (expense)	$34,520	$29,009	($23)	($67)	($1,626)	$3,660	$32,871	$32,602
Provision for credit losses	(2,000)	7,036	—	—	—	—	(2,000)	7,036
Net interest income (expense) after provision for credit losses	36,520	21,973	(23)	(67)	(1,626)	3,660	34,871	25,566
Noninterest income	14,515	10,665	10,895	8,689	564	573	25,974	19,927
Noninterest expenses:
Depreciation and amortization expense	657	619	351	354	46	40	1,054	1,013
Other noninterest expenses	20,001	18,842	6,386	6,846	7,272	3,752	33,659	29,440
Total noninterest expenses	20,658	19,461	6,737	7,200	7,318	3,792	34,713	30,453
Income (loss) before income taxes	30,377	13,177	4,135	1,422	(8,380)	441	26,132	15,040
Income tax expense (benefit)	6,592	2,764	954	356	(1,885)	19	5,661	3,139
Net income (loss)	$23,785	$10,413	$3,181	$1,066	($6,495)	$422	$20,471	$11,901

Total assets at period end	$4,491,675	$4,367,469	$74,902	$74,283	$1,152,812	$1,179,227	$5,719,389	$5,620,979
Expenditures for long-lived assets	835	526	58	53	18	49	911	628

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 16 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended March 31,	2021			2020
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	($17,525)	($4,206)	($13,319)	$16,740	$3,934	$12,806
Cash flow hedges:
Change in fair value of cash flow hedges	109	26	83	(1,402)	(330)	(1,072)
Net cash flow hedge gains reclassified into earnings (1) (2)	281	67	214	29	7	22
Net change in fair value of cash flow hedges	390	93	297	(1,373)	(323)	(1,050)
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	545	138	407	536	126	410
Total other comprehensive (loss) income	($16,590)	($3,975)	($12,615)	$15,903	$3,737	$12,166
(1)The pre-tax amounts for the three months ended March 31, 2021 are included in interest expense on FHLB advances.
(2)The pre-tax amounts for the three months ended March 31, 2020 are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(3)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended March 31, 2021
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)
Other comprehensive (loss) income before reclassifications	(13,319)	83	—	(13,236)
Amounts reclassified from accumulated other comprehensive income	—	214	407	621
Net other comprehensive (loss) income	(13,319)	297	407	(12,615)
Balance at March 31, 2021	($3,438)	($1,150)	($15,418)	($20,006)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended March 31, 2020
Balance at December 31, 2019	$3,226	($793)	($13,670)	($11,237)
Other comprehensive income (loss) before reclassifications	12,806	(1,072)	—	11,734
Amounts reclassified from accumulated other comprehensive income	—	22	410	432
Net other comprehensive income (loss)	12,806	(1,050)	410	12,166
Balance at March 31, 2020	$16,032	($1,843)	($13,260)	$929

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 17 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2021	2020
Earnings per common share - basic:
Net income	$20,471	$11,901
Less: dividends and undistributed earnings allocated to participating securities	(56)	(32)
Net income available to common shareholders	$20,415	$11,869
Weighted average common shares	17,275	17,345
Earnings per common share - basic	$1.18	$0.68
Earnings per common share - diluted:
Net income	$20,471	$11,901
Less: dividends and undistributed earnings allocated to participating securities	(56)	(32)
Net income available to common shareholders	$20,415	$11,869
Weighted average common shares	17,275	17,345
Dilutive effect of common stock equivalents	156	96
Weighted average diluted common shares	17,431	17,441
Earnings per common share - diluted	$1.17	$0.68

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 149,575 and 152,010, respectively, for the three months ended March 31, 2021 and 2020.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $11.6 million and $11.7 million, respectively, as of March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three months ended March 31, 2021 and 2020.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020
Financial instruments whose contract amounts represent credit risk (unfunded commitments):
Commitments to extend credit:
Commercial loans	$438,236	$453,493
Home equity lines	331,717	319,744
Other loans	129,540	89,078
Standby letters of credit	11,570	11,709
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	155,800	167,671
Forward sale commitments	290,989	279,653
Loan related derivative contracts:
Interest rate swaps with customers	983,619	991,002
Mirror swaps with counterparties	983,619	991,002
Risk participation-in agreements	107,493	92,717
Interest rate risk management contracts:
Interest rate swaps	60,000	60,000

See Note 10 for additional disclosure pertaining to derivative financial instruments.

ACL on Unfunded Commitments
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The ACL on unfunded commitments is included in other liabilities in the Unaudited Consolidated Balance Sheets. The ACL on unfunded commitments is adjusted through a provision for credit losses recognized in the Unaudited Consolidated Statements of Income.

The activity in the ACL on unfunded commitments for the three months ended March 31, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$907	$1,402	$2,309	$54	$—	$19	$19	$2,382
Provision	46	(88)	(42)	(8)	—	1	1	(49)
Ending Balance	$953	$1,314	$2,267	$46	$—	$20	$20	$2,333

The activity in the ACL on unfunded commitments for the three months ended March 31, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$136	$144	$280	$6	$—	$7	$7	$293
Adoption of ASC 326	817	626	1,443	34	—	6	6	1,483
Provision	179	77	256	2	—	5	5	263
Ending Balance	$1,132	$847	$1,979	$42	$—	$18	$18	$2,039

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results for the full-year ended December 31, 2021 or any future period.

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

Some of the factors that might cause these differences include the following: the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; the possibility that future credits losses are higher than currently expected due to changes in economic assumptions or adverse economic developments; volatility in national and international financial markets; reductions in net interest income resulting from interest rate changes or volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value or outflows of wealth management assets under administration; decreases in the value of securities and other assets; reductions in loan demand; changes in loan collectability, increases in defaults and charge-off rates; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; reputational risk relating to our participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

See our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a description of the Corporation’s critical accounting policies for the valuation of goodwill and identifiable intangible assets and accounting for defined benefit pension plans. Management updated its critical accounting policy for the allowance for credit losses on loans in the first quarter of 2021 as the result of incorporating additional econometric factors in the determination of the probability of default for each loan portfolio segment. The updated policy is presented below.

Allowance for Credit Losses on Loans
The allowance for credit losses (“ACL") on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date. In accordance with the ACL policy, the methodology is reviewed no less than annually. The ACL on loans is established through a provision for credit losses recognized in the Unaudited Consolidated Statements of Income and by recoveries of amounts previously charged-off. The ACL on loans is reduced by charge-offs on loans.  Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely.  Full

Management's Discussion and Analysis
or partial charge-offs on collateral dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate (including commercial construction loans), commercial and industrial (including Paycheck Protection Program (“PPP”) loans), residential real estate (including homeowner construction), home equity and other consumer loans. The second component involves identifying individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, reasonably expected troubled debt restructurings (“TDRs”) and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

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

For pooled loans, the Corporation utilizes a DCF methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewals and modifications, unless the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Corporation. The methodology incorporates a probability of default and loss given default framework. Default triggers include the loan has become past due by 90 or more days, a charge-off has occurred, the loan has been placed on nonaccrual status, the loan has been modified in a TDR or the loan is risk-rated as special mention or classified. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated utilizing a regression model that incorporates econometric factors. These factors are selected based on the correlation of the factor to historical credit losses for each portfolio segment. The national unemployment rate (“NUR”) and gross domestic product (“GDP”) econometric factors are utilized for the commercial real estate and other consumer loan portfolio segments; the NUR and national home price index (“HPI”) econometric factors are utilized for the residential real estate and home equity portfolio segments; and the NUR econometric factor is utilized for the commercial & industrial loan portfolio segment. To estimate the probability of default, the model utilizes forecasted econometric factors over a one-year reasonable and supportable forecast period. After the forecast period, the model reverts to the historical mean of the respective econometric factor and the associated probability of default on a straight-line basis over a one-year reversion period. The DCF methodology combines the probability of default, the loss given default, prepayment speeds and the remaining life of the loan to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: (1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; (3) changes in the nature and volume of the portfolio and in the terms of loans; (4) changes in the experience, ability, and depth of lending management and other relevant staff; (5) changes in the volume and severity of past due loans,

Management's Discussion and Analysis
the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; (6) changes in the quality of the institution’s credit review system; (7) changes in the value of underlying collateral for collateral dependent loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks.

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to future increases in the ACL on loans. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

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

COVID-19 Pandemic Related
On March 11, 2021, the American Rescue Plan Act (“ARP”) was signed into law providing an additional $1.9 trillion in COVID-19 economic relief. The ARP included provisions on aid to state and local governments, hard-hit industries and communities, additional direct stimulus payments to qualifying individuals, additional funding for the Small Business Administration’s (“SBA’s”) PPP and other provisions.

PPP loans are 100% guaranteed by the SBA. In the first quarter of 2021, we originated 1,058 PPP loans with principal balances totaling approximately $97 million and we processed SBA forgiveness on approximately 700 PPP loans with principal balances totaling $66 million. As of March 31, 2021, the carrying value of PPP loans amounted to $228.6 million and included net unamortized loan origination fee balances of $5.7 million. On May 4, 2021, the SBA announced that PPP funding has been exhausted and that it has stopped accepting applications from most lenders. As of this date, the carrying value of PPP loans held in our commercial and industrial portfolio totaled approximately $208 million, down from the end of first quarter due to additional loans being forgiven by the SBA. A significant portion of this remaining balance is expected to ultimately be forgiven by the SBA in accordance with the terms of the program. See additional disclosure regarding PPP loans under the heading “Commercial & Industrial Loans” in the Financial Condition section.

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

Management's Discussion and Analysis
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

ERM is an overarching program that includes all areas of the Corporation. A framework approach is utilized to assign responsibility and to ensure that the various business units and activities involved in the risk management life-cycle are effectively integrated. The Corporation has adopted the “three lines of defense” strategy that is an industry best practice for ERM. Business units are the first line of defense in managing risk. They are responsible for identifying, measuring, monitoring, and controlling current and emerging risks. They must report on and escalate their concerns. Corporate functions such as Credit Risk Management, Financial Administration, Information Assurance and Compliance, comprise the second line of defense. They are responsible for policy setting and for reviewing and challenging the risk management activities of the business units. They collaborate closely with business units on planning and resource allocation with respect to risk management. Internal Audit is the third line of defense. They provide independent assurance to the Board of Directors of the effectiveness of the first and second lines in fulfilling their risk management responsibilities.

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Management's Discussion and Analysis
Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)			Change
Three months ended March 31,	2021	2020	$	%
Net interest income	$32,871	$32,602	$269	1%
Noninterest income	25,974	19,927	6,047	30
Total revenues	58,845	52,529	6,316	12
Provision for credit losses	(2,000)	7,036	(9,036)	(128)
Noninterest expense	34,713	30,453	4,260	14
Income before income taxes	26,132	15,040	11,092	74
Income tax expense	5,661	3,139	2,522	80
Net income	$20,471	$11,901	$8,570	72%

The following table presents a summary of performance metrics and ratios:

Three months ended March 31,	2021	2020
Diluted earnings per common share	$1.17	$0.68
Return on average assets (net income divided by average assets)	1.45%	0.89%
Return on average equity (net income available for common shareholders divided by average equity)	15.55%	9.49%
Net interest income as a percentage of total revenues	56%	62%
Noninterest income as a percentage of total revenues	44%	38%

Net income totaled $20.5 million for the three months ended March 31, 2021, up by $8.6 million, or 72%, from the same period in 2020. These results reflected higher levels of noninterest income and a reduction in the provision for credit losses, partially offset by an increase in noninterest expenses.

Noninterest income increased due primarily to strong mortgage banking results and growth in wealth management revenues. A negative provision for credit losses (or a benefit) was recognized in the first quarter of 2021 as a result of improvement in forecasted economic conditions and continued stable asset quality metrics. Noninterest expenses increased largely due to debt prepayment penalty expense recognized in the first quarter of 2021 on the prepayment of FHLB advances.

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

Three months ended March 31,	2021			2020			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$154,895	$33	0.09	$113,344	$349	1.24	$41,551	($316)	(1.15)
Mortgage loans held for sale	61,408	441	2.91	31,087	285	3.69	30,321	156	(0.78)
Taxable debt securities	915,864	3,242	1.44	905,293	5,833	2.59	10,571	(2,591)	(1.15)
FHLB stock	28,867	133	1.87	51,962	640	4.95	(23,095)	(507)	(3.08)
Commercial real estate	1,625,859	11,359	2.83	1,582,956	16,097	4.09	42,903	(4,738)	(1.26)
Commercial & industrial	839,740	7,866	3.80	607,499	6,556	4.34	232,241	1,310	(0.54)
Total commercial	2,465,599	19,225	3.16	2,190,455	22,653	4.16	275,144	(3,428)	(1.00)
Residential real estate	1,454,323	12,817	3.57	1,469,282	14,283	3.91	(14,959)	(1,466)	(0.34)
Home equity	257,733	2,122	3.34	285,832	3,101	4.36	(28,099)	(979)	(1.02)
Other	20,106	241	4.86	19,855	249	5.04	251	(8)	(0.18)
Total consumer	277,839	2,363	3.45	305,687	3,350	4.41	(27,848)	(987)	(0.96)
Total loans	4,197,761	34,405	3.32	3,965,424	40,286	4.09	232,337	(5,881)	(0.77)
Total interest-earning assets	5,358,795	38,254	2.90	5,067,110	47,393	3.76	291,685	(9,139)	(0.86)
Noninterest-earning assets	353,136			327,838			25,298
Total assets	$5,711,931			$5,394,948			$316,983
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$183,989	$96	0.21	$155,416	$500	1.29	$28,573	($404)	(1.08)
NOW accounts	697,964	102	0.06	505,282	69	0.05	192,682	33	0.01
Money market accounts	909,890	714	0.32	795,268	2,092	1.06	114,622	(1,378)	(0.74)
Savings accounts	489,851	69	0.06	374,374	62	0.07	115,477	7	(0.01)
Time deposits (in-market)	703,580	2,238	1.29	780,355	4,049	2.09	(76,775)	(1,811)	(0.80)
Total interest-bearing in-market deposits	2,985,274	3,219	0.44	2,610,695	6,772	1.04	374,579	(3,553)	(0.60)
Wholesale brokered time deposits	579,149	444	0.31	391,822	1,764	1.81	187,327	(1,320)	(1.50)
Total interest-bearing deposits	3,564,423	3,663	0.42	3,002,517	8,536	1.14	561,906	(4,873)	(0.72)
FHLB advances	542,684	1,380	1.03	1,123,754	5,765	2.06	(581,070)	(4,385)	(1.03)
Junior subordinated debentures	22,681	94	1.68	22,681	213	3.78	—	(119)	(2.10)
Total interest-bearing liabilities	4,129,788	5,137	0.50	4,148,952	14,514	1.41	(19,164)	(9,377)	(0.91)
Noninterest-bearing demand deposits	890,628			610,872			279,756
Other liabilities	159,244			132,000			27,244
Shareholders’ equity	532,271			503,124			29,147
Total liabilities and shareholders’ equity	$5,711,931			$5,394,948			$316,983
Net interest income (FTE)		$33,117			$32,879			$238
Interest rate spread			2.40			2.35			0.05
Net interest margin			2.51			2.61			(0.10)

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2021	2020	Change
Commercial loans	$246	$278	($32)

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three months ended March 31, 2021 totaled $32.9 million, compared to $32.6 million for the same period in 2020. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans may be impacted by the periodic recognition of prepayment penalty fee income associated with loan payoffs. Prepayment penalty fee income associated with loan payoffs for both the three months ended March 31, 2021 and 2020 was immaterial.

The analysis of net interest income, net interest margin and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. As market interest rates decline, the receipt of payments on mortgage-backed securities and loan prepayments generally increase. This results in accelerated levels of amortization reducing net interest income and may also result in the proceeds having to be reinvested at a lower rate than the mortgage-backed security or loan being prepaid. In addition, as lower yielding PPP loans are forgiven by the SBA, unamortized net fee balances are accelerated and amortized into net interest income. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to interest income) amounted to $882 thousand for the three months ended March 31, 2021. This compares to net amortization or a net reduction of $1.5 million for the same period in 2020. Net interest income in 2021 included approximately $1.2 million of accelerated amortization of net fees associated with $66 million of PPP loans that were forgiven by the SBA in the three months ended March 31, 2021.

FTE net interest income for the three months ended March 31, 2021 amounted to $33.1 million, up by $238 thousand, or 1%, from the same period in 2020. Growth in average interest-earning assets and a decline in average interest-bearing liability balances, contributed approximately $4.1 million of net interest income for the three months ended March 31, 2021. This was largely offset by lower asset yields out-pacing declines in funding costs, which reduced net interest income by $3.8 million.

The net interest margin was 2.51% for the three months ended March 31, 2021, down by 10 basis points from 2.61% for the same period a year ago. Compression in net interest margin reflected the downward repricing of assets, which occurred at a faster pace than the downward repricing of liabilities.

Total average securities for the three months ended March 31, 2021 increased by $10.6 million, or 1%, from the average balances for the same period a year earlier. The FTE rate of return on the securities portfolio for the three months ended March 31, 2021 was 1.44% compared to 2.59% for the same period in 2020, reflecting purchases of relatively lower yielding debt securities and lower market interest rates.

Total average loan balances for the three months ended March 31, 2021 increased by $232.3 million, or 6%, from the average loan balances for the comparable 2020 period. This reflected growth in average commercial loan balances concentrated in lower yielding PPP loans. The yield on total loans for the three months ended March 31, 2021 was 3.32% compared to 4.09% for the same period in 2020. Yields on LIBOR-based and prime-based loans reflected lower market interest rates.

The average balance of FHLB advances for the three months ended March 31, 2021 decreased by $581.1 million, or 52%, compared to the average balances for the same period in 2020. The average rate paid on such advances for the three months ended March 31, 2021 was 1.03%, down from 2.06% for the same period in 2020, due to lower rates on short-term advances.

Management's Discussion and Analysis
Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which increased by $187.3 million, or 48%, from the same period in 2020. The average rate paid on wholesale brokered time deposits for the three months ended March 31, 2021 was 0.31%, down by 150 basis points from 1.81% for the same period in 2020, reflecting lower market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, for the three months ended March 31, 2021 increased by $374.6 million, or 14%, from the average balances for the same period in 2020. The increases largely reflected growth in lower-cost deposit categories, partially offset by maturities of higher-cost promotional time deposits. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2021 was 0.44%, down by 60 basis points from 1.04% for the same period in 2020, reflecting downward repricing of interest-bearing in-market deposits due to lower market interest rates.

The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2021 increased by $279.8 million, or 46%, from the average balance for the same period in 2020. See additional disclosure under the caption “Sources of Funds.”

Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Change Due to
Three Months Ended March 31, 2021 vs. 2020	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	$94	($410)	($316)
Mortgage loans held for sale	229	(73)	156
Taxable debt securities	67	(2,658)	(2,591)
FHLB stock	(211)	(296)	(507)
Commercial real estate	427	(5,165)	(4,738)
Commercial & industrial	2,258	(948)	1,310
Total commercial	2,685	(6,113)	(3,428)
Residential real estate	(143)	(1,323)	(1,466)
Home equity	(284)	(695)	(979)
Other	3	(11)	(8)
Total consumer	(281)	(706)	(987)
Total loans	2,261	(8,142)	(5,881)
Total interest income	2,440	(11,579)	(9,139)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	78	(482)	(404)
NOW accounts	22	11	33
Money market accounts	266	(1,644)	(1,378)
Savings accounts	18	(11)	7
Time deposits (in-market)	(366)	(1,445)	(1,811)
Total interest-bearing in-market deposits	18	(3,571)	(3,553)
Wholesale brokered time deposits	587	(1,907)	(1,320)
Total interest-bearing deposits	605	(5,478)	(4,873)
FHLB advances	(2,220)	(2,165)	(4,385)
Junior subordinated debentures	—	(119)	(119)
Total interest expense	(1,615)	(7,762)	(9,377)
Net interest income (FTE)	$4,055	($3,817)	$238

Management's Discussion and Analysis
Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s best estimate of expected lifetime credit losses as of the reporting date and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

As a result of improvement in forecasted economic conditions and continued stable asset quality metrics, a negative provision for credit losses (or a benefit) of $2.0 million was recognized in earnings in the three months ended March 31, 2021. This compares to a positive provision for credit losses (or a charge) of $7.0 million for the same period in 2020. The higher credit provisioning in 2020 was attributable to the negative impact of the emergence of the COVID-19 pandemic on economic conditions.

Total net charge-offs were $18 thousand for the three months ended March 31, 2021, compared to $623 thousand for the same period in 2020.

The ACL on loans was $42.1 million, or 1.00% of total loans, at March 31, 2021, compared to an ACL on loans of $44.1 million, or 1.05% of total loans, at December 31, 2020.

See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2021	2020	$	%
Noninterest income:
Wealth management revenues	$9,895	$8,689	$1,206	14%
Mortgage banking revenues	11,927	6,096	5,831	96
Card interchange fees	1,133	947	186	20
Service charges on deposit accounts	609	860	(251)	(29)
Loan related derivative income	467	2,455	(1,988)	(81)
Income from bank-owned life insurance	556	564	(8)	(1)
Other income	1,387	316	1,071	339
Total noninterest income	$25,974	$19,927	$6,047	30%

Noninterest Income Analysis
Revenue from wealth management services represented 38% of total noninterest income for the three months ended March 31, 2021, compared to 44% for the same period in 2020. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2021	2020	$	%
Wealth management revenues:
Asset-based revenues	$9,583	$8,355	$1,228	15%
Transaction-based revenues	312	334	(22)	(7)
Total wealth management revenues	$9,895	$8,689	$1,206	14%

Management's Discussion and Analysis
Wealth management revenues for the three months ended March 31, 2021 increased by $1.2 million, or 14%, from the comparable period in 2020, reflecting growth in asset-based revenues. The increase in asset-based revenues was directionally consistent with an increase in the average balances of assets under administration (“AUA”).

The following table presents the changes in wealth management AUA:

(Dollars in thousands)
Three months ended March 31,	2021	2020
Wealth management assets under administration:
Balance at the beginning of period	$6,866,737	$6,235,801
Net investment appreciation (depreciation) & income	208,953	(772,735)
Net client asset outflows	(26,464)	(125,333)
Balance at the end of period	$7,049,226	$5,337,733

Wealth management AUA amounted to $7.0 billion at March 31, 2021, up by $1.7 billion, or 32%, from the balance at March 31, 2020, primarily due to net investment appreciation. The average balance of AUA for the three months ended March 31, 2021 increased by approximately 17% from the average balance for the same period in 2020.

Mortgage banking revenues represented 46% of total noninterest income for the three months ended March 31, 2021, compared to 31% for the same period in 2020. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2021	2020	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$13,745	$3,688	$10,057	273%
Unrealized (losses) gains, net (2)	(1,888)	2,325	(4,213)	(181)
Loan servicing fee income, net (3)	70	83	(13)	(16)
Total mortgage banking revenues	$11,927	$6,096	$5,831	96%

Loans sold to the secondary market (4)	$292,019	$162,191	$129,828	80%
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

For the three months ended March 31, 2021, mortgage banking revenues were up by $5.8 million, or 96%, compared to the same period in 2020. The increase was primarily the result of higher mortgage origination, refinancing and sales activity in response to a low interest rate environment. For the three months ended March 31, 2021, mortgage loans sold to the secondary market totaled $292.0 million, compared to $162.2 million for the same period in 2020. Also included in mortgage banking revenues were changes in the fair value of mortgage loans held for sale and mortgage loan commitments.

Service charges on deposit accounts for the three months ended March 31, 2021 decreased by $251 thousand, or 29%, from the same period in 2020, primarily due to lower overdraft activity and related fee income.

Loan related derivative income for the three months ended March 31, 2021 decreased by $2.0 million, or 81%, from the same period in 2020, reflecting lower volume of commercial borrower interest rate swap transactions.

Other income for the three months ended March 31, 2021 increased by $1.1 million from the same period in 2020. Included in other income in the first quarter of 2021 was income of $1.0 million associated with a litigation settlement.

Management's Discussion and Analysis
Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Three months ended March 31,	2021	2020	$	%
Noninterest expense:
Salaries and employee benefits	$21,527	$19,468	$2,059	11%
Outsourced services	3,200	3,000	200	7
Net occupancy	2,128	2,019	109	5
Equipment	994	977	17	2
Legal, audit and professional fees	597	822	(225)	(27)
FDIC deposit insurance costs	345	422	(77)	(18)
Advertising and promotion	222	259	(37)	(14)
Amortization of intangibles	226	230	(4)	(2)
Debt prepayment penalties	3,335	—	3,335	100
Other	2,139	3,256	(1,117)	(34)
Total noninterest expense	$34,713	$30,453	$4,260	14%

Noninterest Expense Analysis
Salaries and employee benefits expense for the three months ended March 31, 2021 increased by $2.1 million, or 11%, compared to the same period in 2020, largely reflecting volume-related increases in mortgage banking commissions expense and annual merit increases, partially offset by higher deferred labor costs (a contra expense) largely associated with PPP loan originations.

Legal, audit and professional fees for the three months ended March 31, 2021 decreased by $225 thousand, or 27%, compared to the same period in 2020, reflecting a decline in legal expenses.

Debt prepayment penalty expense for the three months ended March 31, 2021 totaled $3.3 million and resulted from the prepayment of $26.8 million of higher-yielding FHLB advances. There were no debt prepayments in the comparable period in 2020.

Other expenses for the three months ended March 31, 2021 decreased by $1.1 million, or 34%, compared to the same period in 2020. Included in other expenses in the first quarter of 2020 was a charge for $800 thousand representing the establishment of contingency loss reserve associated with counterfeit checks drawn on a commercial customer’s account. This contingency matter was resolved in the second quarter of 2020 and resulted in a partial reversal, or a benefit, of $170 thousand being recognized as a reduction to other expenses in the second quarter of 2020.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
Three months ended March 31,	2021	2020
Income tax expense	$5,661	$3,139
Effective income tax rate	21.7%	20.9%

The effective income tax rates for the three months ended March 31, 2021 and 2020 differed from the federal rate of 21%, primarily due to state income tax expense, partially offset by the benefits of tax-exempt income and income from BOLI.

The increase in the effective tax rate for the three months ended March 31, 2021 compared to the same period in 2020 largely reflected higher state income tax expense and a decrease in the proportion of tax-exempt income to pre-tax income.

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2021	2020	$	%
Net interest income	$34,520	$29,009	$5,511	19%
Provision for credit losses	(2,000)	7,036	(9,036)	(128)
Net interest income after provision for credit losses	36,520	21,973	14,547	66
Noninterest income	14,515	10,665	3,850	36
Noninterest expense	20,658	19,461	1,197	6
Income before income taxes	30,377	13,177	17,200	131
Income tax expense	6,592	2,764	3,828	138
Net income	$23,785	$10,413	$13,372	128%

Net interest income for the Commercial Banking segment for the three months ended March 31, 2021, increased by $5.5 million, or 19%, from the same period in 2020, reflecting growth in loans partially offset by lower yields on loans due to lower market interest rates.

For the three months ended March 31, 2021, a negative provision for credit losses (or a benefit) of $2.0 million was charged to earnings, compared to a positive provision for credit losses (or a charge) of $7.0 million for the same period in 2020. The year-over-year reduction in credit loss provisioning reflected improvement in forecasted economic conditions and continued stable asset quality metrics.

Noninterest income derived from the Commercial Banking segment for the three months ended March 31, 2021 was up by $3.9 million, or 36%, from the comparable period in 2020 reflecting higher mortgage banking revenues, partially offset by lower loan related derivative income and lower fee income for service charges on deposit accounts. See additional discussion regarding mortgage banking revenues and loan related derivative income under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three months ended March 31, 2021 were up by $1.2 million, or 6%, from the same period in 2020, largely reflecting increases in salaries and employee benefits. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2021	2020	$	%
Net interest expense	($23)	($67)	$44	66%
Noninterest income	10,895	8,689	2,206	25
Noninterest expense	6,737	7,200	(463)	(6)
Income before income taxes	4,135	1,422	2,713	191
Income tax expense	954	356	598	168
Net income	$3,181	$1,066	$2,115	198%

Management's Discussion and Analysis
For the three months ended March 31, 2021, noninterest income derived from the Wealth Management Services segment increased by $2.2 million, or 25%, compared to the same period in 2020, reflecting growth in asset-based revenues and income of $1.0 million associated with a litigation settlement. See further discussion under the caption “Noninterest Income” above.

For the three months ended March 31, 2021, noninterest expenses for the Wealth Management Services segment decreased by $463 thousand, or 6%, from the same period in 2020. This included decreases in legal and other expenses partially offset by an increase and salaries and employee benefits expense. See further discussion under the caption “Noninterest Expense” above.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)			Change
Three months ended March 31,	2021	2020	$	%
Net interest (expense) income	($1,626)	$3,660	($5,286)	(144%)
Noninterest income	564	573	(9)	(2)
Noninterest expense	7,318	3,792	3,526	93
(Loss) income before income taxes	(8,380)	441	(8,821)	(2,000)
Income tax (benefit) expense	(1,885)	19	(1,904)	(10,021)
Net (loss) income	($6,495)	$422	($6,917)	(1,639%)

Net interest income for the Corporate unit for the three months ended March 31, 2021 was down by $5.3 million, or 144%, compared to the same period in 2020. Lower interest income on securities resulting from lower yields was partially offset by lower wholesale funding costs. The decline in net interest income for the Corporate unit reflected unfavorable net funds transfer pricing allocations with the Commercial Banking segment as the downward repricing of assets occurred at a faster pace than the repricing of liabilities.

For the three months ended March 31, 2021, noninterest expenses for the Corporate unit increased by $3.5 million, or 93%, from the same period in 2020, due to debt prepayment penalty expense of $3.3 million that was recognized in the first quarter of 2021. See further discussion under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	March 31, 2021	December 31, 2020	$	%
Cash and due from banks	$166,960	$194,143	($27,183)	(14%)
Total securities	948,094	894,571	53,523	6
Total loans	4,194,666	4,195,990	(1,324)	—
Allowance for credit losses on loans	42,137	44,106	(1,969)	(4)
Total assets	5,719,389	5,713,169	6,220	—
Total deposits	4,549,142	4,378,353	170,789	4
FHLB advances	466,912	593,859	(126,947)	(21)
Total shareholders’ equity	533,599	534,195	(596)	—

Total assets amounted to $5.7 billion at March 31, 2021, up by $6.2 million, from the end of 2020.

Management's Discussion and Analysis
The securities portfolio increased by $53.5 million due to purchases of debt securities and the balance of cash and due from banks declined by $27.2 million reflecting lower levels of cash collateral pledged to derivative counterparties. See Note 10 to the Unaudited Consolidated Financial Statements for additional disclosure regarding derivative financial instruments.

Total loans declined modestly by $1.3 million, as loan originations were offset by payoffs and pay-downs. The ACL on loans decreased by $2.0 million from the end of 2020, reflecting improvement in forecasted economic conditions and continued stable asset quality metrics.

Total deposits increased by $170.8 million, or 4%, with an increase in in-market deposits partially offset by a decrease in wholesale brokered time deposits. FHLB advances decreased by $126.9 million, or 21%, from December 31, 2020.

Shareholders’ equity declined modesty by $596 thousand, reflecting a decrease in accumulated other comprehensive income due to a temporary decline in the fair value of available for sale debt securities.

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

The Corporation’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase. The Corporation does not have securities designated as held to maturity and does not maintain a portfolio of trading securities. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Debt securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2021 and December 31, 2020, management did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis
Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$181,951	19%	$131,669	15%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	742,987	79	740,305	83
Individual name issuer trust preferred debt securities	12,908	1	12,669	1
Corporate bonds	10,248	1	9,928	1
Total available for sale debt securities	$948,094	100%	$894,571	100%

The securities portfolio stood at $948.1 million as of March 31, 2021, or 17% of total assets, compared to $894.6 million as of December 31, 2020, or 16% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $53.5 million, or 6%, from the end of 2020, reflecting purchases of debt securities totaling $208.0 million, with a weighted average yield of 1.44%. These purchases were partially offset by routine pay-downs on mortgage-backed securities and calls of debt securities, as well as a temporary decline in the fair value of available for sale securities.

As of March 31, 2021, the carrying amount of available for sale debt securities included net unrealized losses of $4.5 million, compared to a net unrealized gains of $13.0 million as of December 31, 2020. The decline in fair value of available for sale debt securities from the end of 2020 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and attributable to relative changes in interest rates since the time of purchase. See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $4.2 billion at March 31, 2021, down by $1.3 million, from the end of 2020. This included a net decrease of $9.8 million in the residential real estate portfolio, reflecting continued elevated payoff and refinancing activity, and a net increase of $8.7 million in the commercial loan portfolio. Growth in commercial loans was largely due to first quarter 2021 originations of PPP loans within the commercial and industrial portfolio, which were partially offset by payoffs and pay-downs, including PPP loans that were forgiven by the SBA.

Management's Discussion and Analysis

The following is a summary of loans:

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,618,540	39%	$1,633,024	39%
Commercial & industrial (2)	840,585	20	817,408	19
Total commercial	2,459,125	59	2,450,432	58
Residential Real Estate:
Residential real estate (3)	1,457,490	35	1,467,312	35
Consumer:
Home equity	256,799	6	259,185	6
Other (4)	21,252	—	19,061	1
Total consumer	278,051	6	278,246	7
Total loans	$4,194,666	100%	$4,195,990	100%
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

Since the beginning of the COVID-19 pandemic and through March 31, 2021, Washington Trust has processed loan payment deferral modifications, or "deferments", on 652 loans totaling $727 million. The majority of these deferments qualified as eligible loan modifications under Section 4013 of the CARES Act, as amended and therefore, were not required to be classified as TDRs and were not reported as past due.

As of March 31, 2021, we had active deferments on 88 loans totaling $191.4 million, or 5% of total loans excluding PPP loans. As of May 3, 2021, we have active deferments on 44 loans totaling $121.5 million, or 3% of total loans excluding PPP loans at March 31, 2021.

Management continues to actively monitor the deferments and loan portfolios in certain industry segments that it considers “at risk” of significant impact. Deferment extensions have been prudently underwritten and have resulted in loan risk rating downgrades when warranted. Management considers deferments when estimating the allowance for credit losses. Loss exposure within these industries is mitigated by a number of factors such as collateral values, LTV ratios, and other key indicators, however, some degree of credit loss has been incorporated into the ACL on loans.

Commercial Loans
The commercial loan portfolio represented 59% of total loans at March 31, 2021.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $409.9 million and $408.8 million, respectively, at March 31, 2021 and December 31, 2020. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participations in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Management's Discussion and Analysis
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

Commercial Real Estate Loans (“CRE”)
CRE loans totaled $1.6 billion at March 31, 2021, down by $14.5 million, or 1%, from the balance at December 31, 2020. Included in CRE loans were construction and development loans of $123.6 million and $111.2 million, respectively, as of March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021, CRE loan originations and construction advances were offset by payoffs and pay-downs of approximately $60 million.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$641,757	40%	$649,919	40%
Massachusetts	456,379	28	468,947	29
Rhode Island	435,779	27	431,133	26
Subtotal	1,533,915	95	1,549,999	95
All other states	84,625	5	83,025	5
Total	$1,618,540	100%	$1,633,024	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	March 31, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	135	$506,813	31%	137	$524,874	32%
Retail	131	345,679	21	136	339,569	21
Office	74	292,087	18	73	290,756	18
Hospitality	39	168,094	10	40	157,720	10
Healthcare	15	116,779	7	15	109,321	7
Industrial and warehouse	23	77,537	5	28	97,055	6
Commercial mixed use	20	41,702	3	22	42,405	3
Other	37	69,849	5	38	71,324	3
Total CRE loans	474	$1,618,540	100%	489	$1,633,024	100%

Average CRE loan size		$3,415			$3,340
Largest individual CRE loan outstanding		$32,200			$32,200

Management's Discussion and Analysis
The following table presents a summary of CRE loan deferments by industry segmentation:

(Dollars in thousands)	May 3, 2021			March 31, 2021			December 31, 2020
	Count	Balance	% of Outstanding Balance (1)	Count	Balance	% of Outstanding Balance (1)	Count	Balance	% of Outstanding Balance (2)
CRE Deferments by Segment:
Hospitality	5	$27,280	16%	16	$69,406	41%	20	$83,073	53%
Retail	3	20,600	6	3	20,600	6	5	39,781	12
Healthcare	1	18,425	16	1	18,345	16	2	22,305	20
Office	1	1,833	1	1	1,833	1	2	2,457	1
Commercial mixed use	—	—	—	—	—	—	1	637	2
Multi-family dwelling	—	—	—	—	—	—	1	364	—
Other	7	27,750	40	7	27,749	40	7	27,785	39
Total CRE deferments	17	$95,888	6%	28	$137,933	9%	38	$176,402	11%
(1)Percent of respective outstanding portfolio segment balance as of March 31, 2021.
(2)Percent of respective outstanding portfolio segment balance as of December 31, 2020.

As of May 3, 2021, we have active deferrals on 17 CRE loans totaling $95.9 million, which represented 6% of the total CRE portfolio at March 31, 2021.

The hospitality segment consisted of 39 loans with balances totaling $168.1 million at March 31, 2021, representing 10% of the total CRE portfolio. We generally underwrite this segment at an LTV of 65% or less. Our hospitality properties are largely limited service properties with no restaurants and limited meeting space. This segment also includes leisure travel properties that are located on the New England coastline. At May 3, 2021, we have active deferrals on 5 hospitality loans totaling $27.3 million, which represented 16% of this segment’s balance at March 31, 2021.

The retail segment consisted of 131 loans with balances totaling $345.7 million at March 31, 2021, representing 21% of the total CRE portfolio. Our retail properties generally have single tenant drugstores or strong anchor tenants, often national grocery store chains. At May 3, 2021, we have active deferrals on 3 retail loans totaling $20.6 million, which represented 6% of this segment’s balance at March 31, 2021.

The healthcare segment consisted of 15 loans with balances totaling $116.8 million at March 31, 2021, representing 7% of the total CRE portfolio. This segment is composed of assisted living, nursing homes and continuing care retirement communities. At May 3, 2021, we have active deferrals on 1 healthcare loan totaling $18.4 million, which represented 16% of this segment’s balance at March 31, 2021.

Commercial and Industrial Loans (“C&I”)
C&I loans amounted to $840.6 million at March 31, 2021, up by $23.2 million, or 3%, from the balance at December 31, 2020. For the three months ended March 31, 2021, C&I loan originations were concentrated in PPP loan originations. Originations were partially offset by payoffs and pay-downs of $93 million, which included $66 million of PPP loans that were forgiven by the SBA. C&I line utilization increased modestly in the first quarter of 2021.

As of March 31, 2021, there were 2,065 PPP loans with a carrying value of $228.6 million included in the C&I portfolio. The average PPP loan size was $111 thousand. Net unamortized loan origination fees on PPP loans amounted to $5.7 million at March 31, 2021.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $44.7 million at March 31, 2021. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at March 31, 2021.

Management's Discussion and Analysis
The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	March 31, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	299	$196,555	23%	253	$200,217	24%
Manufacturing	161	89,118	11	146	88,802	11
Owner occupied and other real estate	277	76,704	9	268	74,309	9
Accommodation and food services	359	69,380	8	271	47,020	6
Educational services	65	67,694	8	53	64,969	8
Retail	201	57,128	7	192	63,895	8
Professional, scientific and technical	277	39,957	5	265	39,295	5
Finance and insurance	90	31,185	4	106	26,244	3
Entertainment and recreation	112	30,241	4	91	29,415	4
Information	36	29,005	3	32	28,394	3
Transportation and warehousing	46	23,727	3	42	24,061	3
Public administration	24	19,700	2	26	23,319	3
Other	919	110,191	13	772	107,468	13
Total C&I loans	2,866	$840,585	100%	2,517	$817,408	100%

Average C&I loan size		$293			$325
Largest individual C&I loan outstanding		$19,305			$19,500

PPP loans were included in the C&I portfolio. The following table presents a summary of PPP loans by industry segmentation:

	March 31, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
PPP Loans By Industry:
Accommodation and food services	299	$46,873	21%	209	$23,678	12%
Healthcare and social assistance	224	44,902	20	173	47,354	24
Manufacturing	100	22,564	10	89	23,321	12
Professional, scientific and technical	235	21,444	9	220	20,031	10
Retail	143	12,209	5	134	12,107	6
Educational services	43	11,243	5	32	9,681	5
Owner occupied and other real estate	123	9,658	4	115	9,241	5
Entertainment and recreation	85	4,797	2	61	3,386	2
Information	24	3,325	1	20	2,478	1
Transportation and warehousing	23	2,088	1	21	2,059	1
Finance and insurance	37	1,102	—	55	2,000	1
Public administration	5	421	—	4	483	—
Other	724	47,957	22	573	43,961	21
Total PPP loans (included in the C&I loan portfolio)	2,065	$228,583	100%	1,706	$199,780	100%

Management's Discussion and Analysis
The following table presents a summary of C&I loan deferments by industry segmentation:

(Dollars in thousands)	May 3, 2021			March 31, 2021			December 31, 2020
	Count	Balance	% of Outstanding Balance, excl PPP loans (1)	Count	Balance	% of Outstanding Balance, excl PPP loans (1)	Count	Balance	% of Outstanding Balance, excl PPP loans (2)
C&I Deferments by Segment:
Healthcare and social assistance	3	$12,990	9%	5	$19,855	13%	5	$19,620	13%
Accommodation and food services	1	304	1	1	304	1	2	2,889	12
Transportation and warehousing	—	—	—	3	814	4	4	1,120	5
Entertainment and recreation	—	—	—	2	424	2	3	560	2
Owner occupied and other real estate	—	—	—	1	326	1	1	326	1
Manufacturing	—	—	—	—	—	—	2	947	1
Other	—	—	—	5	7,693	12	4	7,673	12
Total C&I deferments	4	$13,294	2%	17	$29,416	5%	21	$33,135	5%
(1)Percent of respective outstanding portfolio segment balance, excluding PPP loans, as of March 31, 2021.
(2)Percent of respective outstanding portfolio segment balance, excluding PPP loans, as of December 31, 2020.

As of May 3, 2021, we have active deferrals on 4 C&I loans totaling $13.3 million, which represented 2% of the total C&I portfolio (excluding PPP loans) at March 31, 2021.

Healthcare and social assistance totaled $196.6 million as of March 31, 2021 and is our largest single C&I industry segment, representing 23% of the total C&I portfolio. This segment includes specialty medical practices, elder services and community and mental health centers. At May 3, 2021, we have active deferrals on 3 healthcare and social assistance loans of $13.0 million, which represented 9% of this industry segment’s balances (excluding PPP loans) as of March 31, 2021.

Residential Real Estate Loans
The residential real estate loan portfolio represented 35% of total loans at March 31, 2021.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Three months ended March 31,	2021		2020
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$131,791	30%	$108,498	37%
Originations for sale to the secondary market (2)	309,325	70	183,222	63
Total	$441,116	100%	$291,720	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

Management's Discussion and Analysis
The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Three months ended March 31,	2021		2020
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$226,645	78%	$44,498	27%
Loans sold with servicing rights released (1)	65,374	22	117,693	73
Total	$292,019	100%	$162,191	100%
(1)Includes brokered loans (loans originated for others).

Residential real estate loan origination, refinancing and sales activity increased year-over-year in response to declines in market interest rates.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $8.9 million and $7.4 million, respectively, as of March 31, 2021 and December 31, 2020. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.4 billion and $1.2 billion, respectively, as of March 31, 2021 and December 31, 2020.

Residential real estate loans held in portfolio amounted to $1.5 billion at March 31, 2021, down by $9.8 million, or 1%, from the balance at December 31, 2020, reflecting continued elevated payoff and refinancing activity.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Massachusetts	$985,925	68%	$994,800	68%
Rhode Island	332,846	23	331,713	23
Connecticut	117,068	8	122,102	8
Subtotal	1,435,839	99	1,448,615	99
All other states	21,651	1	18,697	1
Total (1)	$1,457,490	100%	$1,467,312	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $114.0 million and $131.8 million, respectively, as of March 31, 2021 and December 31, 2020.

As of May 3, 2021, we have active deferrals on 19 residential real estate loans totaling $11.9 million, which represented 1% of the total residential real estate portfolio balance as of March 31, 2021. The average size of residential real estate loans with active deferrals as of May 3, 2021 was approximately $624 thousand and these loans have an estimated LTV ratio of 53%.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans.

The consumer loan portfolio totaled $278.1 million at March 31, 2021, down by $195 thousand from December 31, 2020. Home equity lines of credit and home equity loans represented 92% of the total consumer portfolio at March 31, 2021. The Bank estimates that approximately 60% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $10.6 million and $10.0 million, respectively, at March 31, 2021 and December 31, 2020.

As of May 3, 2021, we have active deferrals on 4 consumer loans totaling $486 thousand, which represented 0.2% of the total consumer portfolio balance as of March 31, 2021.

Management's Discussion and Analysis

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	11,748	11,981
Consumer:
Home equity	1,147	1,128
Other	88	88
Total consumer	1,235	1,216
Total nonaccrual loans	12,983	13,197
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$12,983	$13,197

Nonperforming assets to total assets	0.23%	0.23%
Nonperforming loans to total loans	0.31%	0.31%
Total past due loans to total loans	0.26%	0.30%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the three months ended March 31, 2021, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
For the periods ended March 31,	2021	2020
Balance at beginning of period	$13,197	$17,408
Additions to nonaccrual status	734	1,729
Loans returned to accruing status	(3)	(393)
Loans charged-off	(64)	(635)
Loans transferred to other real estate owned	—	(28)
Payments, payoffs and other changes	(881)	(163)
Balance at end of period	$12,983	$17,918

Management's Discussion and Analysis
The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2021				December 31, 2020
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$—	$—	$—	—%
Commercial & industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—
Residential Real Estate:
Residential real estate	5,686	6,062	11,748	0.81	5,172	6,809	11,981	0.82
Consumer:
Home equity	486	661	1,147	0.45	644	484	1,128	0.44
Other	88	—	88	0.41	88	—	88	0.46
Total consumer	574	661	1,235	0.44	732	484	1,216	0.44
Total nonaccrual loans	$6,260	$6,723	$12,983	0.31%	$5,904	$7,293	$13,197	0.31%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2021.

As of March 31, 2021, the composition of nonaccrual loans was 100% residential and consumer and 0% commercial, unchanged from the composition at December 31, 2020.

Nonaccrual residential real estate mortgage loans amounted to $11.7 million at March 31, 2021, down by $233 thousand from the end of 2020. As of March 31, 2021, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut and Rhode Island.

Troubled Debt Restructurings
A loan that has been modified or renewed is considered to be a TDR when two conditions are met: (1) the borrower is experiencing financial difficulty and (2) concessions are made for the borrower’s benefit that would not otherwise be considered for a borrower or a transaction with similar credit risk characteristics.  These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest.  The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection.

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

TDRs are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, a TDR is removed from this classification if the restructuring did not involve a below-market rate concession and the loan is performing in accordance with its modified contractual terms for a reasonable period of time.

As of March 31, 2021, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

See Note 5 for disclosure regarding the Corporation’s election to account for eligible loan modifications under Section 4013 of the CARES Act, as amended. Loan modifications that did not qualify for the TDR accounting relief provided under the CARES Act were classified as TDRs.

Management's Discussion and Analysis
The following table sets forth information on TDRs as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020
Accruing TDRs
Commercial:
Commercial real estate	$958	$1,792
Commercial & industrial	6,761	6,814
Total commercial	7,719	8,606
Residential Real Estate:
Residential real estate	3,844	3,932
Consumer:
Home equity	781	788
Other	14	14
Total consumer	795	802
Accruing TDRs	12,358	13,340
Nonaccrual TDRs
Residential Real Estate:
Residential real estate	1,864	2,273
Consumer:
Home equity	71	72
Other	—	—
Total consumer	71	72
Nonaccrual TDRs	1,935	2,345
Total TDRs	$14,293	$15,685

TDRs amounted to $14.3 million at March 31, 2021, down by $1.4 million from the end of 2020, reflecting payoffs. As of March 31, 2021, the composition of TDRs was 54% commercial and 46% residential and consumer, compared to 55% and 45%, respectively, as of December 31, 2020.

The ACL included specific reserves for TDRs of $161 thousand at March 31, 2021, compared to $159 thousand at December 31, 2020.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$265	0.02%
Commercial & industrial	1	—	3	—
Total commercial	1	—	268	0.01
Residential Real Estate:
Residential real estate	9,661	0.66	10,339	0.70
Consumer:
Home equity	1,131	0.44	1,667	0.64
Other	119	0.56	118	0.62
Total consumer	1,250	0.45	1,785	0.64
Total past due loans	$10,912	0.26%	$12,392	0.30%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2021, the composition of past due loans (loans past due 30 days or more) was 100% residential and consumer and 0% commercial, compared to 98% and 2%, respectively, at December 31, 2020. Total past due loans decreased by $1.5 million from the end of 2020.

Total past due loans included $8.4 million of nonaccrual loans as of March 31, 2021, compared to $8.5 million as of December 31, 2020. All loans 90 days or more past due at March 31, 2021 and December 31, 2020 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at March 31, 2021 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

Potential problem loans are not included in the amounts of nonaccrual or TDRs presented above.  They are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.” Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

As of both March 31, 2021 and December 31, 2020, there were no potential problem loans. In addition and as a result of the COVID-19 pandemic, management continues to actively monitor loan deferments and loan portfolios in certain industry segments that it considers “at-risk” of significant impact. See additional disclosure under the caption “ Commercial Loans” within the Financial Condition section.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date in accordance with GAAP.  The ACL on loans is established through a provision charged to earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off.

The Corporation’s general practice is to identify problem credits early and recognize full or partial charge-offs as promptly as practicable when it is determined that the collection of loan principal is unlikely. Full or partial charge-offs on collateral dependent individually analyzed loans are recognized when the collateral is deemed to be insufficient to support the carrying

Management's Discussion and Analysis
value of the loan. The Corporation does not recognize a recovery when new appraisals indicate a subsequent increase in value.

Appraisals are generally obtained with values determined on an “as is” basis from independent appraisal firms for real estate collateral dependent commercial loans in the process of collection or when warranted by other deterioration in the borrower’s credit status.  New appraisals are generally obtained for TDRs or nonaccrual loans or when management believes it is warranted.  The Corporation has continued to maintain appropriate professional standards regarding the professional qualifications of appraisers and has an internal review process to monitor the quality of appraisals.

For residential real estate loans and real estate collateral dependent consumer loans that are in the process of collection, valuations are obtained from independent appraisal firms with values determined on an “as is” basis.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	March 31, 2021			December 31, 2020
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$16,838	$343	2.04%	$18,252	$379	2.08%
Pooled (collectively evaluated) loans	4,177,828	41,794	1.00	4,177,738	43,727	1.05
Total	$4,194,666	$42,137	1.00%	$4,195,990	$44,106	1.05%

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

The ACL for individually analyzed loans is measured using a DCF method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan was collateral dependent, at the fair value of the collateral.

The ACL for pooled loans is measured utilizing a DCF methodology to estimate credit losses for each pooled portfolio segment. The methodology incorporates a probability of default and loss given default framework. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated using a regression model that incorporates econometric factors. Management utilizes forecasted econometric factors with a one-year reasonable and supportable forecast period and one-year straight-line reversion period in order to estimate the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, prepayment speeds and remaining life of the loan to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived. Quantitative loss factors for pooled loans are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates.

The ACL on loans amounted to $42.1 million at March 31, 2021, down by $2.0 million from the balance at December 31, 2020. As a result of improvement in forecasted economic conditions and continued stable asset quality metrics, a negative provision for credit losses (or a benefit) of $2.0 million was recognized in earnings in the three months ended March 31, 2021. Net charge-offs amounted to $18 thousand for the three months ended March 31, 2021.

The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 1.00% at March 31, 2021, compared to 1.05% at December 31, 2020. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

The following table presents the allocation of the ACL on loans by portfolio segment. The total ACL on loans is available to absorb losses from any segment of the loan portfolio.

Management's Discussion and Analysis

(Dollars in thousands)	March 31, 2021			December 31, 2020
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$21,297	1.32%	39%	$22,065	1.35%	39%
Commercial & industrial	12,389	1.47	20	12,228	1.50	19
Total commercial	33,686	1.37	59	34,293	1.40	58
Residential Real Estate:
Residential real estate	6,469	0.44	35	8,042	0.55	35
Consumer:
Home equity	1,431	0.56	6	1,300	0.50	6
Other	551	2.59	—	471	2.47	1
Total consumer	1,982	0.71	6	1,771	0.64	7
Total allowance for credit losses on loans at end of period	$42,137	1.00%	100%	$44,106	1.05%	100%
(1)Percentage of loans outstanding in respective category to total loans outstanding.

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

The following table presents a summary of deposits:

(Dollars in thousands)			Change
	March 31, 2021	December 31, 2020	$	%
Noninterest-bearing demand deposits	$932,999	$832,287	$100,712	12%
Interest-bearing demand deposits	171,571	174,290	(2,719)	(2)
NOW accounts	745,376	698,706	46,670	7
Money market accounts	950,413	910,167	40,246	4
Savings accounts	511,759	466,507	45,252	10
Time deposits (in-market)	701,524	704,855	(3,331)	—
Total in-market deposits	4,013,642	3,786,812	226,830	6
Wholesale brokered time deposits	535,500	591,541	(56,041)	(9)
Total deposits	$4,549,142	$4,378,353	$170,789	4%

Total deposits amounted to $4.5 billion at March 31, 2021, up by $170.8 million, or 4%, from December 31, 2020. This included a decrease of $56.0 million, or 9%, in out-of-market brokered time deposits. Excluding out-of-market brokered time

Management's Discussion and Analysis
deposits, in-market deposits were up by $226.8 million, or 6%, from the balance at December 31, 2020. In-market deposit growth reflected a continuation of consumer behavior fostering excess liquidity across the banking industry, as well as temporary increases associated with PPP loan origination funds deposited to customer accounts at Washington Trust.

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes.

FHLB advances totaled $466.9 million at March 31, 2021, down by $126.9 million, or 21%, from the balance at the end of 2020. See additional disclosure regarding the prepayment of certain FHLB advances and the recognition of debt prepayment penalties under the caption “Noninterest Expense” within the Results of Operations section.

For additional information regarding FHLB advances see Note 8 to the Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 68% of total average assets in the three months ended March 31, 2021.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$1,044,427	$969,735
Federal Reserve Bank of Boston (2)	20,746	20,678
Unencumbered investment securities	659,579	594,998
Total	$1,724,752	$1,585,411
(1)As of March 31, 2021 and December 31, 2020, loans with a carrying value of $2.1 billion and $2.1 billion, respectively, and securities available for sale with carrying values of $94.4 million and $128.6 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of March 31, 2021 and December 31, 2020, loans with a carrying value of $11.8 million and $12.6 million, respectively, and securities available for sale with a carrying value of $15.3 million and $14.9 million, respectively, were pledged to the FRB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the three months ended March 31, 2021.  Based on its assessment of the

Management's Discussion and Analysis
liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash used in operating activities amounted to $3.4 million for the three months ended March 31, 2021. Net income of $20.5 million was largely offset by mortgage banking related adjustments to reconcile net income to net cash used in operating activities. Net cash used in investing activities totaled $62.7 million for the three months ended March 31, 2021, reflecting outflows to fund purchases of debt securities. These outflows were partially offset by net inflows from maturities, calls and principal payments of securities. For the three months ended March 31, 2021, net cash provided by financing activities amounted to $34.6 million, with increases in deposits, partially offset by a net decrease in FHLB advances and the payment of dividends to shareholders. See the Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $533.6 million at March 31, 2021, down by $596 thousand from December 31, 2020. The decline reflected a decrease of $12.6 million in the accumulated other comprehensive income component of shareholders' equity largely due to a temporary decline in the fair value of available for sale debt securities, as well as $9.1 million in dividend declarations. These decreases were partially offset by net income of $20.5 million.

The Corporation declared a quarterly dividend of 52 cents per share for the three months ended March 31, 2021, compared to 51 cents per share declared for the same period in 2020.

The ratio of total equity to total assets amounted to 9.33% at March 31, 2021 compared to a ratio of 9.35% at December 31, 2020.  Book value per share at March 31, 2021 and December 31, 2020 amounted to $30.83 and $30.94, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with a total risk-based capital ratio of 13.85% at March 31, 2021, compared to 13.51% at December 31, 2020. See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements and the election of the ASC 326 phase-in option provided by regulatory guidance, which delays the estimated impact of ASC 326 on regulatory capital and phases it in over a three-year period beginning in 2022.

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

Management's Discussion and Analysis
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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2021 and December 31, 2020, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2021 and December 31, 2020.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2021		December 31, 2020
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.23)%	(6.46)%	(2.05)%	(4.73)%
100 basis point rate increase	5.47	8.54	5.56	7.89
200 basis point rate increase	11.01	16.45	11.00	15.05
300 basis point rate increase	16.48	23.47	16.47	21.15

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

Management's Discussion and Analysis
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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2021 and December 31, 2020 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$4,285	($18,292)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	22,499	(76,595)
Trust preferred debt and other corporate debt securities	(115)	141
Total change in market value as of March 31, 2021	$26,669	($94,746)
Total change in market value as of December 31, 2020	$13,481	($69,538)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

For factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2021.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item IA to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
3.1	Articles of Amendment to the Restated Articles of Incorporation of Washington Trust Bancorp, Inc. - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 has been formatted in Inline XBRL and contained in Exhibit 101.
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 6, 2021	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 6, 2021	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	May 6, 2021	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller
(principal accounting officer)