Form 10-Q
period 2021-06-30
WASHINGTON TRUST BANCORP INC
filed 2021-08-05
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	June 30, 2021	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of July 31, 2021 was 17,320,449.

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$127,743	$194,143
Short-term investments	4,463	8,125
Mortgage loans held for sale, at fair value	31,492	61,614
Available for sale debt securities, at fair value (amortized cost of $1,051,661, net of allowance for credit losses on securities of $0 at June 30, 2021; and amortized cost of $881,570; net of allowance for credit losses on securities of $0 at December 31, 2020)	1,052,577	894,571
Federal Home Loan Bank stock, at cost	22,757	30,285
Loans:
Total loans	4,299,800	4,195,990
Less: allowance for credit losses on loans	41,879	44,106
Net loans	4,257,921	4,151,884
Premises and equipment, net	29,031	28,870
Operating lease right-of-use assets	28,329	29,521
Investment in bank-owned life insurance	92,355	84,193
Goodwill	63,909	63,909
Identifiable intangible assets, net	5,853	6,305
Other assets	135,550	159,749
Total assets	$5,851,980	$5,713,169
Liabilities:
Deposits:
Noninterest-bearing deposits	$901,801	$832,287
Interest-bearing deposits	3,823,858	3,546,066
Total deposits	4,725,659	4,378,353
Federal Home Loan Bank advances	408,592	593,859
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	30,558	31,717
Other liabilities	116,634	152,364
Total liabilities	5,304,124	5,178,974
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,320,446 shares outstanding at June 30, 2021 and 17,363,457 shares issued and 17,265,337 shares outstanding at December 31, 2020	1,085	1,085
Paid-in capital	125,442	125,610
Retained earnings	437,927	418,246
Accumulated other comprehensive loss	(15,128)	(7,391)
Treasury stock, at cost; 43,011 shares at June 30, 2021 and 98,120 shares at December 31, 2020	(1,470)	(3,355)
Total shareholders’ equity	547,856	534,195
Total liabilities and shareholders’ equity	$5,851,980	$5,713,169
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2021	2020	2021	2020
	Interest income:
	Interest and fees on loans	$34,820	$36,005	$68,979	$76,013
	Interest on mortgage loans held for sale	405	440	846	725
	Taxable interest on debt securities	3,441	5,477	6,683	11,311
	Dividends on Federal Home Loan Bank stock	110	654	243	1,294
	Other interest income	32	36	65	385
	Total interest and dividend income	38,808	42,612	76,816	89,728
	Interest expense:
	Deposits	2,961	7,112	6,624	15,648
	Federal Home Loan Bank advances	1,001	4,382	2,381	10,147
	Junior subordinated debentures	92	171	186	384
	Other interest expense	—	2	—	2
	Total interest expense	4,054	11,667	9,191	26,181
	Net interest income	34,754	30,945	67,625	63,547
	Provision for credit losses	—	2,200	(2,000)	9,236
	Net interest income after provision for credit losses	34,754	28,745	69,625	54,311
	Noninterest income:
	Wealth management revenues	10,428	8,605	20,323	17,294
	Mortgage banking revenues	5,994	14,851	17,921	20,947
	Card interchange fees	1,316	1,031	2,449	1,978
	Service charges on deposit accounts	635	517	1,244	1,377
	Loan related derivative income	1,175	99	1,642	2,554
	Income from bank-owned life insurance	607	791	1,163	1,355
	Other income	438	426	1,825	742
	Total noninterest income	20,593	26,320	46,567	46,247
	Noninterest expense:
	Salaries and employee benefits	22,082	19,464	43,609	38,932
	Outsourced services	3,217	2,784	6,417	5,784
	Net occupancy	2,042	1,909	4,170	3,928
	Equipment	975	895	1,969	1,872
	Legal, audit and professional fees	678	659	1,275	1,481
	FDIC deposit insurance costs	374	674	719	1,096
	Advertising and promotion	560	186	782	445
	Amortization of intangibles	225	230	451	460
	Debt prepayment penalties	895	—	4,230	—
	Other expenses	1,964	1,677	4,103	4,933
	Total noninterest expense	33,012	28,478	67,725	58,931
	Income before income taxes	22,335	26,587	48,467	41,627
	Income tax expense	4,875	5,547	10,536	8,686
	Net income	$17,460	$21,040	$37,931	$32,941

	Net income available to common shareholders	$17,408	$21,000	$37,823	$32,869
	Weighted average common shares outstanding - basic	17,314	17,257	17,295	17,301
	Weighted average common shares outstanding - diluted	17,436	17,292	17,445	17,377
Per share information:	Basic earnings per common share	$1.01	$1.22	$2.19	$1.90
	Diluted earnings per common share	$1.00	$1.21	$2.17	$1.89
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2021	2020	2021	2020
Net income	$17,460	$21,040	$37,931	$32,941
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	4,134	(1,808)	(9,185)	10,998
Net change in fair value of cash flow hedges	70	8	367	(1,042)
Net change in defined benefit plan obligations	674	409	1,081	819
Total other comprehensive income (loss), net of tax	4,878	(1,391)	(7,737)	10,775
Total comprehensive income	$22,338	$19,649	$30,194	$43,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended June 30, 2021	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at March 31, 2021	17,306	$1,085	$124,882	$429,598	($20,006)	($1,960)	$533,599
Net income	—	—	—	17,460	—	—	17,460
Total other comprehensive income, net of tax	—	—	—	—	4,878	—	4,878
Cash dividends declared ($0.52 per share)	—	—	—	(9,131)	—	—	(9,131)
Share-based compensation	—	—	964	—	—	—	964
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	14	—	(404)	—	—	490	86
Balance at June 30, 2021	17,320	$1,085	$125,442	$437,927	($15,128)	($1,470)	$547,856

For the six months ended June 30, 2021	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	17,265	$1,085	$125,610	$418,246	($7,391)	($3,355)	$534,195
Net income	—	—	—	37,931	—	—	37,931
Total other comprehensive loss, net of tax	—	—	—	—	(7,737)	—	(7,737)
Cash dividends declared ($1.04 per share)	—	—	—	(18,250)	—	—	(18,250)
Share-based compensation	—	—	1,882	—	—	—	1,882
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	55	—	(2,050)	—	—	1,885	(165)
Balance at June 30, 2021	17,320	$1,085	$125,442	$437,927	($15,128)	($1,470)	$547,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended June 30, 2020	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at March 31, 2020	17,252	$1,085	$123,167	$387,243	$929	($3,827)	$508,597
Net income	—	—	—	21,040	—	—	21,040
Total other comprehensive loss, net of tax	—	—	—	—	(1,391)	—	(1,391)
Cash dividends declared ($0.51 per share)	—	—	—	(8,897)	—	—	(8,897)
Share-based compensation	—	—	855	—	—	—	855
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	8	—	(338)	—	—	297	(41)
Balance at June 30, 2020	17,260	$1,085	$123,684	$399,386	($462)	($3,530)	$520,163

For the six months ended June 30, 2020	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2019	17,363	$1,085	$123,281	$390,363	($11,237)	$—	$503,492
Cumulative effect of change in accounting principle - Topic 326	—	—	—	(6,108)	—	—	(6,108)
Net income	—	—	—	32,941	—	—	32,941
Total other comprehensive income, net of tax	—	—	—	—	10,775	—	10,775
Cash dividends declared ($1.02 per share)	—	—	—	(17,810)	—	—	(17,810)
Share-based compensation	—	—	1,613	—	—	—	1,613
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	22	—	(1,210)	—	—	792	(418)
Treasury stock purchased under the 2019 Stock Repurchase Program	(125)	—	—	—	—	(4,322)	(4,322)
Balance at June 30, 2020	17,260	$1,085	$123,684	$399,386	($462)	($3,530)	$520,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Six months ended June 30,	2021	2020
	Cash flows from operating activities:
	Net income	$37,931	$32,941
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	(2,000)	9,236
	Depreciation of premises and equipment	1,667	1,557
	Net amortization of premiums and discounts on debt securities and loans	2,356	2,716
	Amortization of intangibles	451	460
	Share-based compensation	1,882	1,613
	Tax benefit (expense) from stock option exercises and other equity awards	127	(77)
	Income from bank-owned life insurance	(1,163)	(1,355)
	Net gains on loan sales, including fair value adjustments	(17,876)	(21,074)
	Proceeds from sales of loans, net	535,722	447,859
	Loans originated for sale	(492,461)	(451,539)
	Decrease (increase) in operating lease right-of-use assets	1,192	(230)
	(Decrease) increase in operating lease liabilities	(1,159)	264
	Decrease (increase) in other assets	26,859	(67,028)
	(Decrease) increase in other liabilities	(34,102)	59,577
	Net cash provided by operating activities	59,426	14,920
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(227,131)	(149,481)
	Available for sale debt securities: Other	(174,669)	(98,500)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	206,479	120,745
	Available for sale debt securities: Other	20,500	100,500
	Net redemption of Federal Home Loan Bank stock	7,528	836
	Net increase in loans	(56,094)	(336,489)
	Purchases of loans	(40,881)	(51,081)
	Proceeds from the sale of property acquired through foreclosure or repossession	—	1,107
	Purchases of premises and equipment	(1,828)	(925)
	Purchases of bank-owned life insurance	(7,000)	—
	Proceeds from surrender of bank-owned life insurance	—	787
	Net cash used in investing activities	(273,096)	(412,501)
	Cash flows from financing activities:
	Net increase in deposits	347,306	602,554
	Proceeds from Federal Home Loan Bank advances	1,009,000	1,346,999
	Repayment of Federal Home Loan Bank advances	(1,194,267)	(1,483,412)
	Proceeds from Payment Protection Program Lending Facility	—	38,900
	Treasury stock purchased	—	(4,322)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(165)	(418)
	Cash dividends paid	(18,266)	(17,835)
	Net cash provided by financing activities	143,608	482,466
	Net (decrease) increase in cash and cash equivalents	(70,062)	84,885
	Cash and cash equivalents at beginning of period	202,268	138,455
	Cash and cash equivalents at end of period	$132,206	$223,340

	Noncash Activities:
	Loans charged off	$381	$961
	Loans transferred to property acquired through foreclosure or repossession	—	28
	Supplemental Disclosures:
	Interest payments	$10,798	$27,257
	Income tax payments	9,966	8,234
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company that has elected to be a financial holding company.  The Bancorp’s subsidiaries include The Washington Trust Company, of Westerly (the “Bank”), a Rhode Island chartered financial institution founded in 1800, and Weston Securities Corporation (“WSC”).  Through its subsidiaries, the Bancorp offers a complete product line of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut.

The Unaudited Consolidated Financial Statements include the accounts of the Bancorp and its subsidiaries (collectively the “Corporation” or “Washington Trust”).  All intercompany balances and transactions have been eliminated in consolidation.

The Bancorp also owns the common stock of two capital trusts, which have issued trust preferred securities. These capital trusts are variable interest entities in which the Bancorp is not the primary beneficiary and, therefore, are not consolidated. The capital trust’s only assets are junior subordinated debentures issued by the Bancorp, which were acquired by the capital trusts using the proceeds from the issuance of the trust preferred securities and common stock. The Bancorp’s equity interest investment in the capital trusts, which is classified in other assets, and the junior subordinated debentures are included in the Unaudited Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is included in the Unaudited Consolidated Statements of Income.

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

Accounting Standards Pending Adoption
There were no recently issued accounting pronouncements, applicable to the Corporation, that are pending adoption as of June 30, 2021.

Note 3 - Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Federal Reserve Bank of Boston (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Effective March 26, 2020, the FRB reduced the reserve requirement ratios to zero percent to eliminate the need for depository institutions, such as the Bank, to maintain balances in accounts at the FRB to satisfy reserve requirements. As a result, there were no reserve balances included in cash and due from banks in the Unaudited Consolidated Balance Sheets at June 30, 2021 and December 31, 2020.

Cash and due from banks included interest-bearing deposits in other banks of $93.9 million and $138.4 million, respectively, at June 30, 2021 and December 31, 2020.

See Note 10 for additional disclosure regarding cash collateral pledged to derivative counterparties.

Note 4 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, allowance for credit losses (“ACL”) on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$186,051	$248	($2,044)	$—	$184,255
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	841,102	10,009	(6,075)	—	845,036
Individual name issuer trust preferred debt securities	11,360	—	(294)	—	11,066
Corporate bonds	13,148	—	(928)	—	12,220
Total available for sale debt securities	$1,051,661	$10,257	($9,341)	$—	$1,052,577

(Dollars in thousands)
December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$131,186	$628	($145)	$—	$131,669
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	725,890	14,942	(527)	—	740,305
Individual name issuer trust preferred debt securities	13,341	—	(672)	—	12,669
Corporate bonds	11,153	—	(1,225)	—	9,928
Total available for sale debt securities	$881,570	$15,570	($2,569)	$—	$894,571

Amortized cost of available for sale debt securities excludes accrued interest receivable of $2.6 million and $2.4 million, respectively, as of June 30, 2021 and December 31, 2020. Accrued interest receivable is included in other assets in the Unaudited Consolidated Balance Sheets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
As of June 30, 2021 and December 31, 2020, debt securities with a fair value of $333.5 million and $291.9 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings, potential borrowings with the FRB’s discount window, certain public deposits and for other purposes. See Note 8 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)
June 30, 2021	Amortized Cost	Fair Value
Due in one year or less	$182,321	$183,170
Due after one year to five years	420,900	422,554
Due after five years to ten years	358,203	356,788
Due after ten years	90,237	90,065
Total debt securities	$1,051,661	$1,052,577

Included in the above table are debt securities with an amortized cost balance of $209.8 million and a fair value of $206.7 million at June 30, 2021 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 3 years to 16 years, with call features ranging from 1 month to 1 year.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status at June 30, 2021 and 2020 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2021 and 2020.

The following tables summarize available for sale debt securities in an unrealized loss position, for which an allowance for credit losses on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2021	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	10	$102,856	($2,044)	—	$—	$—	10	$102,856	($2,044)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	41	441,852	(5,962)	2	6,349	(113)	43	448,201	(6,075)
Individual name issuer trust preferred debt securities	—	—	—	4	11,066	(294)	4	11,066	(294)
Corporate bonds	—	—	—	4	12,220	(928)	4	12,220	(928)
Total	51	$544,708	($8,006)	10	$29,635	($1,335)	61	$574,343	($9,341)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2020	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	6	$63,856	($145)	—	$—	$—	6	$63,856	($145)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	16	107,283	(527)	—	—	—	16	107,283	(527)
Individual name issuer trust preferred debt securities	—	—	—	5	12,669	(672)	5	12,669	(672)
Corporate bonds	—	—	—	3	9,928	(1,225)	3	9,928	(1,225)
Total	22	$171,139	($672)	8	$22,597	($1,897)	30	$193,736	($2,569)

Deterioration in credit quality of the underlying issuers of the securities, deterioration in the condition of the financial services industry, worsening of the current economic environment, or declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as credit losses, and the Corporation may incur write-downs.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at June 30, 2021. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no allowance for credits losses on securities was recorded at June 30, 2021.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at June 30, 2021 were four trust preferred securities issued by four individual companies in the banking sector.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of June 30, 2021, there were two individual name issuer trust preferred debt securities with an amortized cost of $4.0 million and unrealized losses of $169 thousand that were rated below investment grade by Standard & Poors, Inc. (“S&P”). We noted no additional downgrades to below investment grade between June 30, 2021 and the filing date of this report.  Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses on securities was recorded at June 30, 2021.

Corporate Bonds
At June 30, 2021, the Corporation had four corporate bond holdings with unrealized losses totaling $928 thousand. These investment grade corporate bonds were issued by large corporations in the financial services industry. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at June 30, 2021. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on these debt securities are primarily attributable to changes in

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses was recorded at June 30, 2021.

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial:
Commercial real estate (1)	$1,669,624	$1,633,024
Commercial & industrial (2)	764,509	817,408
Total commercial	2,434,133	2,450,432
Residential Real Estate:
Residential real estate (3)	1,590,389	1,467,312
Consumer:
Home equity	254,802	259,185
Other (4)	20,476	19,061
Total consumer	275,278	278,246
Total loans (5)	$4,299,800	$4,195,990
(1)Commercial real estate (“CRE”) consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)Commercial and industrial (“C&I”) consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $147.0 million and $199.8 million, respectively, of PPP loans as of June 30, 2021 and December 31, 2020.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $2.1 million and $1.5 million, respectively, at June 30, 2021 and December 31, 2020 and net unamortized premiums on purchased loans of $558 thousand and $787 thousand, respectively, at June 30, 2021 and December 31, 2020.

Loan balances exclude accrued interest receivable of $11.5 million and $11.3 million, respectively, as of June 30, 2021 and December 31, 2020. Accrued interest receivable is included in other assets in the Unaudited Consolidated Balance Sheets.

As of June 30, 2021 and December 31, 2020, loans amounting to $2.0 billion and $2.1 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB. See Note 8 for additional disclosure regarding borrowings.

Loan Modifications Under the CARES Act
The Corporation has elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended by the Coronavirus Response and Relief Supplemental Appropriations Act (the “CRRSA Act”). To be eligible, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) January 1, 2022. Eligible loan modifications are not required to be classified as troubled debt restructurings (“TDRs”) and are not reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized unless the loan is placed on nonaccrual status in accordance with the nonaccrual loans accounting policy described below.

Washington Trust has processed loan payment deferral modifications, or "deferments", on 654 loans totaling $728 million since the beginning of the second quarter of 2020, in response to the COVID-19 pandemic The majority of these deferments qualified as eligible loan modifications under Section 4013 of the CARES Act, as amended. As of June 30, 2021, we had active deferments on 22 loans totaling $93.4 million, or 2% of total loans excluding Paycheck Protection Program (“PPP”) loans.

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

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
June 30, 2021	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,669,624	$1,669,624
Commercial & industrial	1	—	539	540	763,969	764,509
Total commercial	1	—	539	540	2,433,593	2,434,133
Residential Real Estate:
Residential real estate	3,055	—	3,601	6,656	1,583,733	1,590,389
Consumer:
Home equity	595	212	424	1,231	253,571	254,802
Other	24	4	—	28	20,448	20,476
Total consumer	619	216	424	1,259	274,019	275,278
Total loans	$3,675	$216	$4,564	$8,455	$4,291,345	$4,299,800

(Dollars in thousands)	Days Past Due
December 31, 2020	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$265	$—	$—	$265	$1,632,759	$1,633,024
Commercial & industrial	1	2	—	3	817,405	817,408
Total commercial	266	2	—	268	2,450,164	2,450,432
Residential Real Estate:
Residential real estate	4,466	701	5,172	10,339	1,456,973	1,467,312
Consumer:
Home equity	894	129	644	1,667	257,518	259,185
Other	23	7	88	118	18,943	19,061
Total consumer	917	136	732	1,785	276,461	278,246
Total loans	$5,649	$839	$5,904	$12,392	$4,183,598	$4,195,990

Included in past due loans as of June 30, 2021 and December 31, 2020, were nonaccrual loans of $5.8 million and $8.5 million, respectively.

All loans 90 days or more past due at June 30, 2021 and December 31, 2020 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following table presents the carrying value of nonaccrual loans:

(Dollars in thousands)	Jun 30, 2021	Dec 31, 2020
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	539	—
Total commercial	539	—
Residential Real Estate:
Residential real estate	8,926	11,981
Consumer:
Home equity	1,016	1,128
Other	—	88
Total consumer	1,016	1,216
Total nonaccrual loans	$10,481	$13,197
Accruing loans 90 days or more past due	$—	$—

Nonaccrual loans of $4.7 million at both June 30, 2021 and December 31, 2020 were current as to the payment of principal and interest.

No ACL was deemed necessary on nonaccrual loans with a carrying value of $3.7 million and $3.0 million, respectively, as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, nonaccrual loans secured by one- to four-family residential property amounting to $2.5 million and $3.4 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2021.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2021	2020	2021	2020
Commercial:
Commercial real estate	$—	$—	$—	$—
Commercial & industrial	—	—	5	—
Total commercial	—	—	5	—
Residential Real Estate:
Residential real estate	72	103	129	271
Consumer:
Home equity	13	17	36	40
Other	—	—	—	—
Total consumer	13	17	36	40
Total	$85	$120	$170	$311

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the recorded investment in TDRs and other pertinent information:

(Dollars in thousands)	Jun 30, 2021	Dec 31, 2020
Accruing TDRs	$8,619	$13,418
Nonaccrual TDRs	2,278	2,345
Total TDRs	$10,897	$15,763

Specific reserves on TDRs included in the ACL on loans	$233	$159
Additional commitments to lend to borrowers with TDRs	$—	$—

The following tables present TDRs occurring during the period indicated and the recorded investment pre- and post- modification:

(Dollars in thousands)			Outstanding Recorded Investment
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended June 30,	2021	2020	2021	2020	2021	2020
Commercial:
Commercial real estate	—	1	$—	$841	$—	$841
Commercial & industrial	—	2	—	460	—	460
Total commercial	—	3	—	1,301	—	1,301
Residential Real Estate:
Residential real estate	—	6	—	3,512	—	3,512
Consumer:
Home equity	—	3	—	802	—	802
Other	—	—	—	—	—	—
Total consumer	—	3	$—	$802	$—	$802
Total	—	12	$—	$5,615	$—	$5,615

(Dollars in thousands)			Outstanding Recorded Investment
	# of Loans		Pre-Modifications		Post-Modifications
Six months ended June 30,	2021	2020	2021	2020	2021	2020
Commercial:
Commercial real estate	—	1	$—	$841	$—	$841
Commercial & industrial	—	2	—	460	—	460
Total commercial	—	3	—	1,301	—	1,301
Residential Real Estate:
Residential real estate	—	6	—	3,512	—	3,512
Consumer:
Home equity	—	3	—	802	—	802
Other	—	—	—	—	—	—
Total consumer	—	3	$—	$802	$—	$802
Total	—	12	$—	$5,615	$—	$5,615

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents TDRs occurring during the period indicated by type of modification:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2021	2020	2021	2020
Below-market interest rate concession	$—	$—	$—	$—
Payment deferral	—	5,202	—	5,202
Maturity / amortization concession	—	—	—	—
Interest only payments	—	—	—	—
Combination (1)	—	413	—	413
Total	$—	$5,615	$—	$5,615
(1)Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

The following tables present information on TDRs modified within the previous 12 months for which there was a payment default:

(Dollars in thousands)	# of Loans		Recorded Investment
Three months ended June 30,	2021	2020	2021	2020
TDRs with a Payment Default:
Home equity	—	1	$—	$47

(Dollars in thousands)	# of Loans		Recorded Investment
Six months ended June 30,	2021	2020	2021	2020
TDRs with a Payment Default:
Residential real estate	1	—	$396	$—
Home equity	—	1	—	47

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. As of June 30, 2021, the carrying value of individually analyzed loans amounted to $13.4 million, of which $4.3 million were considered collateral dependent. As of December 31, 2020, the carrying value of individually analyzed loans amounted to $18.3 million, of which $8.4 million were considered collateral dependent.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$—	$—	$1,792	$—
Commercial & industrial (2)	537	—	451	—
Total commercial	537	—	2,243	—
Residential Real Estate:
Residential real estate (3)	3,325	57	5,947	38
Consumer:
Home equity (3)	394	183	254	183
Other	—	—	—	—
Total consumer	394	183	254	183
Total	$4,256	$240	$8,444	$221
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

The Corporation’s procedures call for loan risk ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. On a quarterly basis, management reviews a watched asset list, which generally consists of commercial loans that are risk-rated 6 or worse, highly leveraged transaction loans, high-volatility commercial real estate, loans with active deferrals resulting from the COVID-19 pandemic, and other selected loans. Management’s review focuses on the current status of the loans, the appropriateness of risk ratings and strategies to improve the credit.

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

In addition, other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and home equity consumer loans. Among these techniques is the periodic tracking of loans with an updated Fair Isaac Corporation (“FICO”) score and an updated estimated loan to value (“LTV”) ratio. LTV is estimated based on such factors as geographic location, the original appraised value and changes in median home prices, and takes into consideration the age of the loan. The results of these analyses and other credit review procedures, including selected targeted internal reviews, are taken into consideration in the determination of qualitative loss factors for residential real estate and home equity consumer credits.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of June 30, 2021:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$186,095	$256,609	$330,127	$214,239	$208,316	$348,282	$7,173	$2,334	$1,553,175
Special Mention	6,013	880	29,727	39,019	16,133	23,311	408	—	115,491
Classified	—	958	—	—	—	—	—	—	958
Total CRE	192,108	258,447	359,854	253,258	224,449	371,593	7,581	2,334	1,669,624
C&I:
Pass	137,678	133,756	108,668	92,357	53,552	104,976	102,733	1,127	734,847
Special Mention	—	—	678	4,682	6,528	13,257	1,186	—	26,331
Classified	—	537	—	—	—	2,792	—	2	3,331
Total C&I	137,678	134,293	109,346	97,039	60,080	121,025	103,919	1,129	764,509
Residential Real Estate:
Residential real estate:
Current	386,456	412,948	196,129	117,079	112,458	358,663	—	—	1,583,733
Past Due	—	237	1,673	1,206	793	2,747	—	—	6,656
Total residential real estate	386,456	413,185	197,802	118,285	113,251	361,410	—	—	1,590,389
Consumer:
Home equity:
Current	6,059	7,919	5,261	3,041	1,260	4,258	216,565	9,208	253,571
Past Due	—	—	—	29	—	133	205	864	1,231
Total home equity	6,059	7,919	5,261	3,070	1,260	4,391	216,770	10,072	254,802
Other:
Current	4,865	4,887	1,508	1,069	871	6,987	261	—	20,448
Past Due	13	10	5	—	—	—	—	—	28
Total other	4,878	4,897	1,513	1,069	871	6,987	261	—	20,476
Total Loans	$727,179	$818,741	$673,776	$472,721	$399,911	$865,406	$328,531	$13,535	$4,299,800

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2020:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$283,341	$353,875	$260,917	$236,310	$136,490	$249,359	$10,333	$2,386	$1,533,011
Special Mention	756	20,235	39,387	16,222	11,318	10,367	771	—	99,056
Classified	957	—	—	—	—	—	—	—	957
Total CRE	285,054	374,110	300,304	252,532	147,808	259,726	11,104	2,386	1,633,024
C&I:
Pass	293,493	95,775	98,146	56,792	44,445	91,128	95,817	1,296	776,892
Special Mention	1,123	722	3,210	6,839	3,141	14,853	3,806	56	33,750
Classified	403	—	—	—	—	6,363	—	—	6,766
Total C&I	295,019	96,497	101,356	63,631	47,586	112,344	99,623	1,352	817,408
Residential Real Estate:
Residential real estate:
Current	463,477	253,228	146,839	155,976	128,139	309,314	—	—	1,456,973
Past Due	238	1,698	1,310	886	110	6,097	—	—	10,339
Total residential real estate	463,715	254,926	148,149	156,862	128,249	315,411	—	—	1,467,312
Consumer:
Home equity:
Current	9,838	6,771	3,898	1,474	1,217	3,955	219,085	11,280	257,518
Past Due	—	35	24	—	—	186	310	1,112	1,667
Total home equity	9,838	6,806	3,922	1,474	1,217	4,141	219,395	12,392	259,185
Other:
Current	5,214	2,241	1,237	1,544	548	7,850	308	1	18,943
Past Due	19	1	—	—	88	7	3	—	118
Total other	5,233	2,242	1,237	1,544	636	7,857	311	1	19,061
Total Loans	$1,058,859	$734,581	$554,968	$476,043	$325,496	$699,479	$330,433	$16,131	$4,195,990

Consistent with industry practice, Washington Trust may renew commercial loans at or immediately prior to their maturity. In the tables above, renewals subject to full credit evaluation before being granted are reported as originations in the period renewed.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 6 - Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date. The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. Qualitative adjustments are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

In accordance with the ACL policy, the methodology is reviewed no less than annually. In the first quarter of 2021, management updated its ACL methodology for pooled loans to incorporate additional econometric factors in the determination of the probability of default for each loan portfolio segment. Econometric factors are selected based on the correlation of the factor to credit losses for each loan portfolio segment. Effective January 1, 2021, the following econometric factors are utilized in the determination of the probability of default for each loan portfolio segment: the national unemployment rate (“NUR”) and gross domestic product (“GDP”) econometric factors are utilized for the commercial real estate and other consumer loan portfolio segments; the NUR and national home price index (“HPI”) econometric factors are utilized for the residential real estate and home equity portfolio segments; and the NUR econometric factor is utilized for the commercial & industrial loan portfolio segment. Prior to January 1, 2021, solely the NUR was used in the determination of the probability of default for each loan portfolio segment.

The following table presents the activity in the ACL on loans for the three months ended June 30, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$21,297	$12,389	$33,686	$6,469	$1,431	$551	$1,982	$42,137
Charge-offs	—	(303)	(303)	—	—	(14)	(14)	(317)
Recoveries	—	1	1	47	4	7	11	59
Provision	153	(370)	(217)	361	(95)	(49)	(144)	—
Ending Balance	$21,450	$11,717	$33,167	$6,877	$1,340	$495	$1,835	$41,879

The following table presents the activity in the ACL on loans for the six months ended June 30, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106
Charge-offs	—	(306)	(306)	(50)	—	(25)	(25)	(381)
Recoveries	—	3	3	80	6	16	22	105
Provision	(615)	(208)	(823)	(1,195)	34	33	67	(1,951)
Ending Balance	$21,450	$11,717	$33,167	$6,877	$1,340	$495	$1,835	$41,879

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$19,736	$10,331	$30,067	$7,729	$1,435	$434	$1,869	$39,665
Charge-offs	(19)	(289)	(308)	—	(1)	(17)	(18)	(326)
Recoveries	—	5	5	—	6	7	13	18
Provision	566	1,231	1,797	324	(46)	9	(37)	2,084
Ending Balance	$20,283	$11,278	$31,561	$8,053	$1,394	$433	$1,827	$41,441

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014
Adoption of ASC 326	3,405	3,029	6,434	221	(106)	(48)	(154)	6,501
Charge-offs	(172)	(583)	(755)	—	(174)	(32)	(206)	(961)
Recoveries	—	9	9	—	7	14	21	30
Provision	2,309	4,902	7,211	1,217	277	152	429	8,857
Ending Balance	$20,283	$11,278	$31,561	$8,053	$1,394	$433	$1,827	$41,441

Note 7 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating lease right-of-use (“ROU”) assets amounted to $28.3 million and $29.5 million, respectively, as of June 30, 2021 and December 31, 2020. Operating lease liabilities totaled $30.6 million and $31.7 million, respectively, as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, there was one operating lease that had not yet commenced. As of December 31, 2020, there were no operating leases that had not yet commenced.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.0 million and $2.0 million respectively, for the three and six months ended June 30, 2021, compared to $973 thousand and $1.9 million, respectively, for the same periods in 2020. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents information regarding the Corporation’s operating leases:

	Jun 30, 2021	Dec 31, 2020
Weighted average discount rate	3.34%	3.34%
Range of lease expiration dates	1 year - 20 years	7 months - 20 years
Range of lease renewal options	1 year - 5 years	1 year - 5 years
Weighted average remaining lease term	13.1 years	13.4 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at June 30, 2021, including a reconciliation to the present value of operating lease liabilities recognized in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)
July 1, 2021 to December 31, 2021	$1,972
2022	3,981
2023	3,881
2024	3,670
2025	2,932
2026 and thereafter	22,099
Total operating lease payments (1)	38,535
Less: interest	7,977
Present value of operating lease liabilities (2)	$30,558
(1)    Includes $1.4 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)    Includes short-term operating lease liabilities of $3.0 million.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2021	2020	2021	2020
Lease Expense:
Operating lease expense	$1,006	$959	$2,011	$1,909
Variable lease expense	15	14	30	28
Total lease expense (1)	$1,021	$973	$2,041	$1,937
Cash Paid:
Cash paid reducing operating lease liabilities	$989	$942	$1,978	$1,875
(1)    Included in net occupancy expenses in the Unaudited Consolidated Income Statement.

Note 8 - Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $408.6 million and $593.9 million, respectively, at June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Bank had access to a $40.0 million unused line of credit and also had remaining available borrowing capacity of $1.2 billion and $969.7 million, respectively, with the FHLB. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of June 30, 2021:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2021 to December 31, 2021	$328,450	0.39%
2022	—	—
2023	35,000	0.45
2024	35,000	2.45
2025	—	—
2026 and thereafter	10,142	3.06
Balance at June 30, 2021	$408,592	0.64%

Note 9 - Shareholders' Equity
Stock Repurchase Program
The Corporation’s Stock Repurchase Program adopted on December 1, 2020 (the “2020 Repurchase Program”) authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2020 Repurchase Program expires on October 31, 2021 and may be modified, suspended, or discontinued at any time. As of June 30, 2021, no shares have been repurchased under the 2020 Repurchase Program.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at June 30, 2021 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$558,962	13.65%	$327,648	8.00%	N/A	N/A
Bank	553,127	13.51	327,618	8.00	$409,523	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,964	12.82	245,736	6.00	N/A	N/A
Bank	519,129	12.68	245,714	6.00	327,618	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	502,965	12.28	184,302	4.50	N/A	N/A
Bank	519,129	12.68	184,285	4.50	266,190	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	524,964	9.07	231,541	4.00	N/A	N/A
Bank	519,129	8.97	231,460	4.00	289,325	5.00

December 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	539,496	13.51	319,532	8.00	N/A	N/A
Bank	534,288	13.38	319,503	8.00	399,379	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	503,791	12.61	239,649	6.00	N/A	N/A
Bank	498,583	12.48	239,627	6.00	319,503	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	481,792	12.06	179,737	4.50	N/A	N/A
Bank	498,583	12.48	179,721	4.50	259,596	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	503,791	8.95	225,209	4.00	N/A	N/A
Bank	498,583	8.86	225,126	4.00	281,407	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at June 30, 2021 and December 31, 2020.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both June 30, 2021 and December 31, 2020, $22.0 million in trust preferred securities were included in the Tier 1 Capital of the Corporation for regulatory capital reporting purposes pursuant to the FRB’s capital adequacy guidelines.

In accordance with regulatory capital rules, the Corporation has elected the option to delay the estimated impact of Accounting Standards Codification (“ASC”) 326 on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of June 30, 2021 and December 31, 2020 exclude the impact of the increased ACL on loans and unfunded loan commitments attributed to the adoption of ASC 326, which was effective January 1, 2020, adjusted for an approximation of the after-tax provision for credit losses

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
attributable to ASC 326 relative to the incurred loss methodology during the deferral period. The cumulative difference at the end of the deferral period will then be phased-in to regulatory capital over a three-year transition period beginning in 2022.

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

Cash Flow Hedging Instruments
As of June 30, 2021 and December 31, 2020, the Corporation had interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps on borrowings mature in December of 2021 and December of 2023.

As of June 30, 2021, the Corporation has an interest rate swap with a total notional amount of $300.0 million that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. The interest rate swap on loans was executed in the second quarter of 2021 and matures in May of 2026.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation enters into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When the Corporation enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  The Corporation retains the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of June 30, 2021 and December 31, 2020, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $993.0 million and $991.0 million, respectively, and equal amounts of “mirror” swap contracts with third party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
As of June 30, 2021, the notional amounts of risk participation-out agreements and risk participation-in agreements were $67.6 million and $147.7 million, respectively, compared to $61.6 million and $92.7 million, respectively, as of December 31, 2020.

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

As of June 30, 2021, the notional amounts of interest rate lock commitments and forward sale commitments were $82.1 million and $155.9 million, respectively, compared to $167.7 million and $279.7 million, respectively, as of December 31, 2020.

The following table presents the fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2021	Dec 31, 2020	Balance Sheet Location	Jun 30, 2021	Dec 31, 2020
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Other assets	$178	$—	Other liabilities	$1,475	$1,958
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	49,644	75,804	Other liabilities	1,269	68
Mirror swaps with counterparties	Other assets	1,262	67	Other liabilities	49,805	76,248
Risk participation agreements	Other assets	2	22	Other liabilities	2	2
Mortgage loan commitments:
Interest rate lock commitments	Other assets	2,361	7,202	Other liabilities	—	—
Forward sale commitments	Other assets	115	—	Other liabilities	760	2,914
Gross amounts		53,562	83,095		53,311	81,190
Less: amounts offset (1)		1,440	67		1,440	67
Derivative balances, net of offset		52,122	83,028		51,871	81,123
Less: collateral pledged (2)		—	—		47,113	74,698
Net amounts		$52,122	$83,028		$4,758	$6,425
(1)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(2)Collateral pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
	Three Months		Six Months
Periods ended June 30,	2021	2020	2021	2020
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$70	$1	$367	($1,323)
Interest rate caps	—	24	—	46
Interest rate floors	—	(17)	—	235
Total	$70	$8	$367	($1,042)

Interest rate cap and interest rate floor contracts designated as cash flow hedges matured in 2020.

For derivatives designated as cash flow hedging instruments, see Note 16 for additional disclosure pertaining to the amounts and location of reclassifications from accumulated other comprehensive income into earnings.

The following table presents the effect of derivative instruments in the Corporation’s Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months		Six Months
Periods ended June 30,	Statement of Income Location	2021	2020	2021	2020
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	$11,665	$7,960	($18,566)	$66,491
Mirror swaps with counterparties	Loan related derivative income	(11,068)	(7,964)	19,615	(64,154)
Risk participation agreements	Loan related derivative income	578	103	593	217
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(313)	3,548	(4,842)	7,284
Forward sale commitments	Mortgage banking revenues	(1,930)	(2,356)	5,355	(5,990)
Total		($1,068)	$1,291	$2,155	$3,848

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 11 - Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  Items recorded at fair value on a recurring basis include securities available for sale, mortgage loans held for sale and derivatives.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent individually analyzed loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Aggregate fair value	$31,492	$61,614
Aggregate principal balance	30,623	59,313
Difference between fair value and principal balance	$869	$2,301

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election (“fair value option adjustments”) are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Fair value option adjustments amounted to an increase of $38 thousand for the three months ended June 30, 2021 and a decrease of $1.4 million for the six months ended June 30, 2021, compared to increases of $149 thousand and $1.0 million, respectively, in the three and six months ended June 30, 2020.

There were no mortgage loans held for sale 90 days or more past due as of June 30, 2021 and December 31, 2020.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at June 30, 2021 and December 31, 2020.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at June 30, 2021 and December 31, 2020.

Mortgage Loans Held for Sale
The fair value of mortgage loans held for sale is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Collateral Dependent Individually Analyzed Loans
The fair value of collateral dependent individually analyzed loans is determined based upon the appraised fair value of the underlying collateral. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. For collateral dependent loans that are expected to be repaid substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the collateral. Internal valuations may be utilized to determine the fair value of other business assets. Collateral dependent individually analyzed loans are categorized as Level 3.

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

Derivatives
Interest rate swaps, caps and floors are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which considers the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of June 30, 2021 and December 31, 2020, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$184,255	$—	$184,255	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	845,036	—	845,036	—
Individual name issuer trust preferred debt securities	11,066	—	11,066	—
Corporate bonds	12,220	—	12,220	—
Mortgage loans held for sale	31,492	—	31,492	—
Derivative assets	52,122	—	52,122	—
Total assets at fair value on a recurring basis	$1,136,191	$—	$1,136,191	$—
Liabilities:
Derivative liabilities	$51,871	$—	$51,871	$—
Total liabilities at fair value on a recurring basis	$51,871	$—	$51,871	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$131,669	$—	$131,669	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	740,305	—	740,305	—
Individual name issuer trust preferred debt securities	12,669	—	12,669	—
Corporate bonds	9,928	—	9,928	—
Mortgage loans held for sale	61,614	—	61,614	—
Derivative assets	83,028	—	83,028	—
Total assets at fair value on a recurring basis	$1,039,213	$—	$1,039,213	$—
Liabilities:
Derivative liabilities	$81,123	$—	$81,123	$—
Total liabilities at fair value on a recurring basis	$81,123	$—	$81,123	$—

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at June 30, 2021, which were written down to fair value during the six months ended June 30, 2021:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$887	$—	$—	$887
Total assets at fair value on a nonrecurring basis	$887	$—	$—	$887

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
June 30, 2021
Collateral dependent individually analyzed loans	$887	Appraisals of collateral	Discount for costs to sell	10%
			Appraisal adjustments	0%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2020
Collateral dependent individually analyzed loans	$1,720	Appraisals of collateral	Discount for costs to sell	0% - 25% (11%)
			Appraisal adjustments	0% - 100% (15%)

Loan servicing rights	7,434	Discounted cash flow	Discount rates	10% - 14% (10%)
			Prepayment rates	18% - 42% (21%)

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

(Dollars in thousands)
June 30, 2021	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,257,921	$4,208,113	$—	$—	$4,208,113

Financial Liabilities:
Time deposits	$1,409,334	$1,413,017	$—	$1,413,017	$—
FHLB advances	408,592	411,303	—	411,303	—
Junior subordinated debentures	22,681	20,116	—	20,116	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2020	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,151,884	$4,114,628	$—	$—	$4,114,628

Financial Liabilities:
Time deposits	$1,296,396	$1,302,128	$—	$1,302,128	$—
FHLB advances	593,859	602,000	—	602,000	—
Junior subordinated debentures	22,681	19,422	—	19,422	—

Note 12 - Revenue from Contracts with Customers
The following tables summarize total revenues as presented in the Unaudited Consolidated Statements of Income and the related amounts that are from contracts with customers within the scope of ASC 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of ASC 606.

For the three months ended June 30,	2021		2020
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$34,754	$—	$30,945	$—
Noninterest income:
Asset-based wealth management revenues	9,991	9,991	8,156	8,156
Transaction-based wealth management revenues	437	437	449	449
Total wealth management revenues	10,428	10,428	8,605	8,605
Mortgage banking revenues	5,994	—	14,851	—
Card interchange fees	1,316	1,316	1,031	1,031
Service charges on deposit accounts	635	635	517	517
Loan related derivative income	1,175	—	99	—
Income from bank-owned life insurance	607	—	791	—
Other income	438	279	426	288
Total noninterest income	20,593	12,658	26,320	10,441
Total revenues	$55,347	$12,658	$57,265	$10,441
(1)As reported in the Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

For the six months ended June 30,	2021		2020
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$67,625	$—	$63,547	$—
Noninterest income:
Asset-based wealth management revenues	19,574	19,574	16,511	16,511
Transaction-based wealth management revenues	749	749	783	783
Total wealth management revenues	20,323	20,323	17,294	17,294
Mortgage banking revenues	17,921	—	20,947	—
Card interchange fees	2,449	2,449	1,978	1,978
Service charges on deposit accounts	1,244	1,244	1,377	1,377
Loan related derivative income	1,642	—	2,554	—
Income from bank-owned life insurance	1,163	—	1,355	—
Other income	1,825	1,524	742	535
Total noninterest income	46,567	25,540	46,247	21,184
Total revenues	$114,192	$25,540	$109,794	$21,184
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

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2021	2020	2021	2020
Revenue recognized at a point in time:
Card interchange fees	$1,316	$1,031	$2,449	$1,978
Service charges on deposit accounts	504	374	985	1,041
Other income	228	254	1,431	454
Revenue recognized over time:
Wealth management revenues	10,428	8,605	20,323	17,294
Service charges on deposit accounts	131	143	259	336
Other income	51	34	93	81
Total revenues from contracts in scope of Topic 606	$12,658	$10,441	$25,540	$21,184

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
$5.2 million at June 30, 2021, compared to $4.8 million at December 31, 2020 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both June 30, 2021 and June 30, 2020 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $1.5 million at both June 30, 2021 and December 31, 2020 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Six Months		Three Months		Six Months
Periods ended June 30,	2021	2020	2021	2020	2021	2020	2021	2020
Net Periodic Benefit Cost:
Service cost (1)	$593	$541	$1,185	$1,082	$52	$42	$104	$85
Interest cost (2)	357	627	1,002	1,253	85	117	169	233
Expected return on plan assets (2)	(1,204)	(1,134)	(2,408)	(2,269)	—	—	—	—
Recognized net actuarial loss (2)	673	395	1,060	791	204	140	362	280
Net periodic benefit cost	$419	$429	$839	$857	$341	$299	$635	$598
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the six months ended June 30,	2021	2020	2021	2020
Measurement date	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Equivalent single discount rate for benefit obligations	2.71%	3.42%	2.51%	3.30%
Equivalent single discount rate for service cost	2.86	3.54	2.94	3.62
Equivalent single discount rate for interest cost	2.16	3.07	1.97	2.93
Expected long-term return on plan assets	5.75	5.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 14 - Share-Based Compensation Arrangements
During the six months ended June 30, 2021, the Corporation granted performance share unit awards and nonvested share unit awards.

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

The Corporation granted to certain key employees and non-executive directors 8,360 nonvested share units with 3-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $50.81.

Note 15 - Business Segments
Washington Trust segregates financial information in assessing its results among its Commercial Banking and Wealth Management Services operating segments.  The Corporate unit includes activity not allocated to the operating segments.

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

Commercial Banking
The Commercial Banking operating segment includes commercial, residential and consumer lending activities; mortgage banking activities; deposit generation; cash management activities; and direct banking activities, which include the operation of ATMs, telephone banking, internet banking and mobile banking services and customer support and sales.

Wealth Management Services
The Wealth Management Services operating segment includes investment management; holistic financial planning services; personal trust and estate services, including services as trustee, personal representative, custodian and guardian; settlement of decedents’ estates; and institutional trust services, including custody and fiduciary services.

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs.  It also includes income from bank-owned life insurance (“BOLI”), as well as administrative and executive expenses not allocated to the operating segments and the residual impact of methodology allocations such as FTP offsets.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income (expense)	$35,326	$32,580	($24)	($26)	($548)	($1,609)	$34,754	$30,945
Provision for credit losses	—	2,200	—	—	—	—	—	2,200
Net interest income (expense) after provision for credit losses	35,326	30,380	(24)	(26)	(548)	(1,609)	34,754	28,745
Noninterest income	9,555	16,910	10,428	8,605	610	805	20,593	26,320
Noninterest expenses:
Depreciation and amortization expense	665	611	352	354	47	39	1,064	1,004
Other noninterest expenses	19,984	17,615	7,018	6,225	4,946	3,634	31,948	27,474
Total noninterest expenses	20,649	18,226	7,370	6,579	4,993	3,673	33,012	28,478
Income (loss) before income taxes	24,232	29,064	3,034	2,000	(4,931)	(4,477)	22,335	26,587
Income tax expense (benefit)	5,289	6,177	748	457	(1,162)	(1,087)	4,875	5,547
Net income (loss)	$18,943	$22,887	$2,286	$1,543	($3,769)	($3,390)	$17,460	$21,040

Total assets at period end	$4,520,417	$4,579,720	$75,232	$74,803	$1,256,331	$1,222,437	$5,851,980	$5,876,960
Expenditures for long-lived assets	882	261	16	13	19	23	917	297

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income (expense)	$69,847	$61,590	($47)	($93)	($2,175)	$2,050	$67,625	$63,547
Provision for credit losses	(2,000)	9,236	—	—	—	—	(2,000)	9,236
Net interest income (expense) after provision for loan losses	71,847	52,354	(47)	(93)	(2,175)	2,050	69,625	54,311
Noninterest income	24,070	27,575	21,323	17,294	1,174	1,378	46,567	46,247
Noninterest expenses:
Depreciation and amortization expense	1,322	1,231	703	708	93	78	2,118	2,017
Other noninterest expenses	39,985	36,298	13,404	13,230	12,218	7,386	65,607	56,914
Total noninterest expenses	41,307	37,529	14,107	13,938	12,311	7,464	67,725	58,931
Income (loss) before income taxes	54,610	42,400	7,169	3,263	(13,312)	(4,036)	48,467	41,627
Income tax expense (benefit)	11,881	8,941	1,702	813	(3,047)	(1,068)	10,536	8,686
Net income (loss)	$42,729	$33,459	$5,467	$2,450	($10,265)	($2,968)	$37,931	$32,941

Total assets at period end	$4,520,417	$4,579,720	$75,232	$74,803	$1,256,331	$1,222,437	$5,851,980	$5,876,960
Expenditures for long-lived assets	1,717	787	74	66	37	72	1,828	925

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 16 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended June 30,	2021			2020
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	$5,440	$1,306	$4,134	($2,364)	($556)	($1,808)
Cash flow hedges:
Change in fair value of cash flow hedges	158	38	120	(293)	(69)	(224)
Net cash flow hedge (losses) gains reclassified into earnings (1) (2)	(65)	(15)	(50)	305	73	232
Net change in fair value of cash flow hedges	93	23	70	12	4	8
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	877	203	674	535	126	409
Total other comprehensive income (loss)	$6,410	$1,532	$4,878	($1,817)	($426)	($1,391)
(1)The pre-tax amounts for the three months ended June 30, 2021 are included in interest expense on FHLB advances and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(2)The pre-tax amounts for the three months ended June 30, 2020 are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(3)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Six months ended June 30,	2021			2020
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	($12,085)	($2,900)	($9,185)	$14,376	$3,378	$10,998
Cash flow hedges:
Change in fair value of cash flow hedges	267	64	203	(1,848)	(434)	(1,414)
Net cash flow hedge gains reclassified into earnings (1) (2)	216	52	164	485	113	372
Net change in fair value of cash flow hedges	483	116	367	(1,363)	(321)	(1,042)
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	1,422	341	1,081	1,071	252	819
Total other comprehensive (loss) income	($10,180)	($2,443)	($7,737)	$14,084	$3,309	$10,775
(1)The pre-tax amounts for the six months ended June 30, 2021 are included in interest expense on FHLB advances and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(2)The pre-tax amounts for the six months ended June 30, 2020 are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(3)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended June 30, 2021
Balance at March 31, 2021	($3,438)	($1,150)	($15,418)	($20,006)
Other comprehensive income before reclassifications	4,134	120	—	4,254
Amounts reclassified from accumulated other comprehensive income	—	(50)	674	624
Net other comprehensive income	4,134	70	674	4,878
Balance at June 30, 2021	$696	($1,080)	($14,744)	($15,128)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the six months ended June 30, 2021
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)
Other comprehensive (loss) income before reclassifications	(9,185)	203	—	(8,982)
Amounts reclassified from accumulated other comprehensive income	—	164	1,081	1,245
Net other comprehensive (loss) income	(9,185)	367	1,081	(7,737)
Balance at June 30, 2021	$696	($1,080)	($14,744)	($15,128)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended June 30, 2020
Balance at March 31, 2020	$16,032	($1,843)	($13,260)	$929
Other comprehensive loss before reclassifications	(1,808)	(224)	—	(2,032)
Amounts reclassified from accumulated other comprehensive income	—	232	409	641
Net other comprehensive (loss) income	(1,808)	8	409	(1,391)
Balance at June 30, 2020	$14,224	($1,835)	($12,851)	($462)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the six months ended June 30, 2020
Balance at December 31, 2019	$3,226	($793)	($13,670)	($11,237)
Other comprehensive income (loss) before reclassifications	10,998	(1,414)	—	9,584
Amounts reclassified from accumulated other comprehensive income	—	372	819	1,191
Net other comprehensive income (loss)	10,998	(1,042)	819	10,775
Balance at June 30, 2020	$14,224	($1,835)	($12,851)	($462)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 17 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2021	2020	2021	2020
Earnings per common share - basic:
Net income	$17,460	$21,040	$37,931	$32,941
Less: dividends and undistributed earnings allocated to participating securities	(52)	(40)	(108)	(72)
Net income available to common shareholders	$17,408	$21,000	$37,823	$32,869
Weighted average common shares	17,314	17,257	17,295	17,301
Earnings per common share - basic	$1.01	$1.22	$2.19	$1.90
Earnings per common share - diluted:
Net income	$17,460	$21,040	$37,931	$32,941
Less: dividends and undistributed earnings allocated to participating securities	(52)	(40)	(108)	(72)
Net income available to common shareholders	$17,408	$21,000	$37,823	$32,869
Weighted average common shares	17,314	17,257	17,295	17,301
Dilutive effect of common stock equivalents	122	35	150	76
Weighted average diluted common shares	17,436	17,292	17,445	17,377
Earnings per common share - diluted	$1.00	$1.21	$2.17	$1.89

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 87,924 and 149,650, respectively, for the three and six months ended June 30, 2021, compared to 256,721 and 220,305, respectively, for the same periods in 2020.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $11.9 million and $11.7 million, respectively, as of June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and six months ended June 30, 2021 and 2020.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Jun 30, 2021	Dec 31, 2020
Financial instruments whose contract amounts represent credit risk (unfunded commitments):
Commitments to extend credit:
Commercial loans	$450,576	$453,493
Home equity lines	345,381	319,744
Other loans	150,123	89,078
Standby letters of credit	11,904	11,709
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	82,082	167,671
Forward sale commitments	155,905	279,653
Loan related derivative contracts:
Interest rate swaps with customers	993,031	991,002
Mirror swaps with counterparties	993,031	991,002
Risk participation-in agreements	147,732	92,717
Interest rate risk management contracts:
Interest rate swaps	360,000	60,000

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

The activity in the ACL on unfunded commitments for the three months ended June 30, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$953	$1,314	$2,267	$46	$—	$20	$20	$2,333
Provision	261	(269)	(8)	10	—	(2)	(2)	—
Ending Balance	$1,214	$1,045	$2,259	$56	$—	$18	$18	$2,333

The activity in the ACL on unfunded commitments for the six months ended June 30, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$907	$1,402	$2,309	$54	$—	$19	$19	$2,382
Provision	307	(357)	(50)	2	—	(1)	(1)	(49)
Ending Balance	$1,214	$1,045	$2,259	$56	$—	$18	$18	$2,333

The activity in the ACL on unfunded commitments for the three months ended June 30, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,132	$847	$1,979	$42	$—	$18	$18	$2,039
Provision	(245)	360	115	—	—	1	1	116
Ending Balance	$887	$1,207	$2,094	$42	$—	$19	$19	$2,155

The activity in the ACL on unfunded commitments for the six months ended June 30, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$136	$144	$280	$6	$—	$7	$7	$293
Adoption of Topic 326	817	626	1,443	34	—	6	6	1,483
Provision	(66)	437	371	2	—	6	6	379
Ending Balance	$887	$1,207	$2,094	$42	$—	$19	$19	$2,155

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the full-year ended December 31, 2021 or any future period.

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

Some of the factors that might cause these differences include the following: the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; the possibility that future credits losses are higher than currently expected due to changes in economic assumptions or adverse economic developments; volatility in national and international financial markets; reductions in net interest income resulting from interest rate changes or volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value or outflows of wealth management assets under administration; decreases in the value of securities and other assets; reductions in loan demand; changes in loan collectability, increases in defaults and charge-off rates; changes related to the discontinuation and replacement of LIBOR; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; reputational risk relating to our participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

PPP loans are 100% guaranteed by the SBA. On May 4, 2021, the SBA announced that PPP funding has been exhausted and that it has stopped accepting applications from most lenders. In the second quarter of 2021, we originated approximately 100 PPP loans with principal balances totaling approximately $4 million and we processed SBA forgiveness on approximately 650 PPP loans with principal balances totaling $85 million. As of June 30, 2021, the carrying value of PPP loans amounted to $147.0 million and included net unamortized loan origination fee balances of $4.9 million. As of July 31, 2021, the carrying value of PPP loans has declined to $135.3 million and included net unamortized loan origination fee balances of $4.6 million. Management expects a significant portion of PPP loans to be ultimately forgiven by the SBA in accordance with the terms of the program. See additional disclosure regarding PPP loans under the heading “Commercial & Industrial Loans” in the Financial Condition section.

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

Management's Discussion and Analysis
Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2021	2020	$	%	2021	2020	$	%
Net interest income	$34,754	$30,945	$3,809	12%	$67,625	$63,547	$4,078	6%
Noninterest income	20,593	26,320	(5,727)	(22)	46,567	46,247	320	1
Total revenues	55,347	57,265	(1,918)	(3)	114,192	109,794	4,398	4
Provision for credit losses	—	2,200	(2,200)	(100)	(2,000)	9,236	(11,236)	(122)
Noninterest expense	33,012	28,478	4,534	16	67,725	58,931	8,794	15
Income before income taxes	22,335	26,587	(4,252)	(16)	48,467	41,627	6,840	16
Income tax expense	4,875	5,547	(672)	(12)	10,536	8,686	1,850	21
Net income	$17,460	$21,040	($3,580)	(17%)	$37,931	$32,941	$4,990	15%

The following table presents a summary of performance metrics and ratios:

	Three Months		Six Months
Periods ended June 30,	2021	2020	2021	2020
Diluted earnings per common share	$1.00	$1.21	$2.17	$1.89
Return on average assets (net income divided by average assets)	1.20%	1.46%	1.32%	1.18%
Return on average equity (net income available for common shareholders divided by average equity)	12.92%	16.51%	14.22%	13.03%
Net interest income as a percentage of total revenues	63%	54%	59%	58%
Noninterest income as a percentage of total revenues	37%	46%	41%	42%

Net income totaled $17.5 million and $37.9 million, respectively, for the three and six months ended June 30, 2021, compared to $21.0 million and $32.9 million, respectively, for the same periods in 2020.

Net interest income in 2021 largely benefited from lower funding costs and a reduction in wholesale funding balances, as well as accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA. Noninterest income changes reflected lower mortgage banking revenues and higher wealth management revenues. The year-over-year reduction in credit loss provisioning reflected improvement in forecasted economic conditions and continued stable asset quality metrics. Noninterest expenses in 2021 included debt prepayment penalty expense associated with paying off higher yielding FHLB advances, as well as an increase in salaries and benefits expense.

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

Three months ended June 30,	2021			2020			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$146,313	$32	0.09	$187,306	$36	0.08	($40,993)	($4)	0.01
Mortgage loans held for sale	57,473	405	2.83	53,443	440	3.31	4,030	(35)	(0.48)
Taxable debt securities	1,029,933	3,441	1.34	904,792	5,477	2.43	125,141	(2,036)	(1.09)
FHLB stock	25,128	110	1.76	51,967	654	5.06	(26,839)	(544)	(3.30)
Commercial real estate	1,639,515	11,701	2.86	1,635,431	12,580	3.09	4,084	(879)	(0.23)
Commercial & industrial	807,598	8,113	4.03	791,672	6,739	3.42	15,926	1,374	0.61
Total commercial	2,447,113	19,814	3.25	2,427,103	19,319	3.20	20,010	495	0.05
Residential real estate	1,514,487	12,920	3.42	1,497,665	14,330	3.85	16,822	(1,410)	(0.43)
Home equity	257,257	2,056	3.21	282,470	2,382	3.39	(25,213)	(326)	(0.18)
Other	20,979	253	4.84	18,956	229	4.86	2,023	24	(0.02)
Total consumer	278,236	2,309	3.33	301,426	2,611	3.48	(23,190)	(302)	(0.15)
Total loans	4,239,836	35,043	3.32	4,226,194	36,260	3.45	13,642	(1,217)	(0.13)
Total interest-earning assets	5,498,683	39,031	2.85	5,423,702	42,867	3.18	74,981	(3,836)	(0.33)
Noninterest-earning assets	334,742			365,990			(31,248)
Total assets	$5,833,425			$5,789,692			$43,733
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$182,465	$49	0.11	$162,388	$142	0.35	$20,077	($93)	(0.24)
NOW accounts	760,294	119	0.06	570,739	84	0.06	189,555	35	—
Money market accounts	951,194	552	0.23	821,063	1,370	0.67	130,131	(818)	(0.44)
Savings accounts	518,072	72	0.06	403,286	67	0.07	114,786	5	(0.01)
Time deposits (in-market)	686,590	1,889	1.10	746,750	3,507	1.89	(60,160)	(1,618)	(0.79)
Total interest-bearing in-market deposits	3,098,615	2,681	0.35	2,704,226	5,170	0.77	394,389	(2,489)	(0.42)
Wholesale brokered time deposits	662,541	280	0.17	559,822	1,942	1.40	102,719	(1,662)	(1.23)
Total interest-bearing deposits	3,761,156	2,961	0.32	3,264,048	7,112	0.88	497,108	(4,151)	(0.56)
FHLB advances	456,661	1,001	0.88	1,068,034	4,382	1.65	(611,373)	(3,381)	(0.77)
Junior subordinated debentures	22,681	92	1.63	22,681	171	3.03	—	(79)	(1.40)
PPPLF borrowings	—	—	—	2,565	2	0.31	(2,565)	(2)	(0.31)
Total interest-bearing liabilities	4,240,498	4,054	0.38	4,357,328	11,667	1.08	(116,830)	(7,613)	(0.70)
Noninterest-bearing demand deposits	912,295			745,050			167,245
Other liabilities	140,108			175,563			(35,455)
Shareholders’ equity	540,524			511,751			28,773
Total liabilities and shareholders’ equity	$5,833,425			$5,789,692			$43,733
Net interest income (FTE)		$34,977			$31,200			$3,777
Interest rate spread			2.47			2.10			0.37
Net interest margin			2.55			2.31			0.24

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2021	2020	Change
Commercial loans	$223	$254	($31)

Six months ended June 30,	2021			2020			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$150,580	$65	0.09	$150,325	$385	0.52	$255	($320)	(0.43)
Mortgage loans held for sale	59,429	846	2.87	42,265	725	3.45	17,164	121	(0.58)
Taxable debt securities	973,214	6,683	1.38	905,043	11,311	2.51	68,171	(4,628)	(1.13)
FHLB stock	26,987	243	1.82	51,964	1,294	5.01	(24,977)	(1,051)	(3.19)
Commercial real estate	1,632,725	23,060	2.85	1,609,193	28,677	3.58	23,532	(5,617)	(0.73)
Commercial & industrial	823,580	15,979	3.91	699,586	13,294	3.82	123,994	2,685	0.09
Total commercial	2,456,305	39,039	3.21	2,308,779	41,971	3.66	147,526	(2,932)	(0.45)
Residential real estate	1,484,571	25,737	3.50	1,483,473	28,613	3.88	1,098	(2,876)	(0.38)
Home equity	257,494	4,177	3.27	284,151	5,483	3.88	(26,657)	(1,306)	(0.61)
Other	20,545	495	4.86	19,406	478	4.95	1,139	17	(0.09)
Total consumer	278,039	4,672	3.39	303,557	5,961	3.95	(25,518)	(1,289)	(0.56)
Total loans	4,218,915	69,448	3.32	4,095,809	76,545	3.76	123,106	(7,097)	(0.44)
Total interest-earning assets	5,429,125	77,285	2.87	5,245,406	90,260	3.46	183,719	(12,975)	(0.59)
Noninterest-earning assets	343,889			346,914			(3,025)
Total assets	$5,773,014			$5,592,320			$180,694
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$183,223	$145	0.16	$158,902	$642	0.81	$24,321	($497)	(0.65)
NOW accounts	729,301	221	0.06	538,010	154	0.06	191,291	67	—
Money market accounts	930,656	1,266	0.27	808,166	3,462	0.86	122,490	(2,196)	(0.59)
Savings accounts	504,040	141	0.06	388,831	128	0.07	115,209	13	(0.01)
Time deposits (in-market)	695,038	4,127	1.20	763,552	7,556	1.99	(68,514)	(3,429)	(0.79)
Total interest-bearing in-market deposits	3,042,258	5,900	0.39	2,657,461	11,942	0.90	384,797	(6,042)	(0.51)
Wholesale brokered time deposits	621,075	724	0.24	475,822	3,706	1.57	145,253	(2,982)	(1.33)
Total interest-bearing deposits	3,663,333	6,624	0.36	3,133,283	15,648	1.00	530,050	(9,024)	(0.64)
FHLB advances	499,435	2,381	0.96	1,095,894	10,147	1.86	(596,459)	(7,766)	(0.90)
Junior subordinated debentures	22,681	186	1.65	22,681	384	3.40	—	(198)	(1.75)
PPPLF borrowings	—	—	—	1,282	2	0.31	(1,282)	(2)	(0.31)
Total interest-bearing liabilities	4,185,449	9,191	0.44	4,253,140	26,181	1.24	(67,691)	(16,990)	(0.80)
Noninterest-bearing demand deposits	901,522			677,961			223,561
Other liabilities	149,622			153,781			(4,159)
Shareholders’ equity	536,421			507,438			28,983
Total liabilities and shareholders’ equity	$5,773,014			$5,592,320			$180,694
Net interest income (FTE)		$68,094			$64,079			$4,015
Interest rate spread			2.43			2.22			0.21
Net interest margin			2.53			2.46			0.07
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2021	2020	Change
Commercial loans	$469	$532	($63)

Management's Discussion and Analysis

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three and six months ended June 30, 2021 totaled $34.8 million and $67.6 million, respectively, compared to $30.9 million and $63.5 million, respectively, for the same periods in 2020. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin and the yield on loans may be impacted by the periodic recognition of prepayment penalty fee income associated with loan payoffs. Prepayment penalty fee income associated with loan payoffs was $717 thousand and $934 thousand, respectively, for the three and six months ended June 30, 2021. Prepayment penalty fee income associated with loan payoffs amounted to $21 thousand and $146 thousand, respectively, for the three and six months ended June 30, 2020.

The analysis of net interest income, net interest margin and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. As market interest rates decline, payments on mortgage-backed securities and loan prepayments generally increase. This results in accelerated levels of amortization reducing net interest income and may also result in the proceeds having to be reinvested at a lower rate than the mortgage-backed security or loan being prepaid. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to interest income) amounted to $2.4 million for the six months ended June 30, 2021. This compares to net amortization or a net reduction to interest income of $2.7 million for the same period in 2020. The year-over-year change in net amortization reflected accelerated amortization of net deferred fee balances on PPP loans, partially offset by an increase in amortization of net premiums on securities.

As PPP loans are forgiven by the SBA, related unamortized net fee balances are accelerated and amortized into net interest income. Such accelerated amortization amounted to $1.0 million and $2.2 million, respectively, for the three and six months ended June 30, 2021. There was no PPP forgiveness in the corresponding periods in 2020.

FTE net interest income for the three and six months ended June 30, 2021 amounted to $35.0 million and $68.1 million, respectively, up by $3.8 million and $4.0 million, respectively, from the same periods in 2020. A decline in average interest-bearing liability balances and growth in average interest-earnings assets contributed approximately $2.2 million and $6.2 million, respectively, of net interest income for the three and six months ended June 30, 2021. For the three months ended June 30, 2021 compared to the same period a year ago, declines in funding costs out-paced lower asset yields and contributed $1.6 million to net interest income. For the six months ended June 30, 2021 compared to the same period a year ago, lower asset yields out-paced declines in funding costs and reduced net interest income by $2.2 million.

The net interest margin was 2.55% and 2.53%, respectively, for the three and six months ended June 30, 2021, compared to 2.31% and 2.46%, respectively, for the same periods a year ago. The net interest margin benefited in 2021 from lower funding costs and a reduction in wholesale funding balances. It also benefited from accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA and loan prepayment fees. Accelerated PPP amortization added 7 basis points and 9 basis points, respectively, to the net interest margin for the three and six months ended June 30, 2021, compared to zero in 2020. Loan prepayment fees added 5 basis points and 4 basis points, respectively, to the net interest margin for the three and six months ended June 30, 2021, as compared to zero and 1 basis point, respectively, for the same periods in 2020.

Total average securities for the three and six months ended June 30, 2021 increased by $125.1 million and $68.2 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on the securities portfolio for the three and six months ended June 30, 2021 was 1.34% and 1.38%, respectively, compared to 2.43% and 2.51%, respectively, for the same periods in 2020, reflecting purchases of relatively lower yielding debt securities and the impact of lower market interest rates.

Total average loan balances for the three and six months ended June 30, 2021 increased by $13.6 million and $123.1 million, respectively, from the average loan balances for the comparable 2020 periods. The year-to-date increase reflected growth in

Management's Discussion and Analysis
average commercial loan balances concentrated in lower yielding PPP loans. The yield on total loans for the both the three and six months ended June 30, 2021 was 3.32%, compared to 3.45% and 3.76%, respectively, for the same periods in 2020. Yields on LIBOR-based and prime-based loans reflected lower market interest rates.

The average balance of FHLB advances for the three and six months ended June 30, 2021 decreased by $611.4 million and $596.5 million, respectively, compared to the average balances for the same periods in 2020. The average rate paid on such advances for the three and six months ended June 30, 2021 was 0.88% and 0.96%, respectively, down from 1.65% and 1.86%, respectively, for the same periods in 2020, reflecting maturities and payoffs of higher-yielding FHLB advances and lower market interest rates.

Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which increased by $102.7 million and $145.3 million, respectively, from the same periods in 2020. The average rate paid on wholesale brokered time deposits for the three and six months ended June 30, 2021 was 0.17% and 0.24%, respectively, compared to 1.40% and 1.57%, respectively, for the same periods in 2020, reflecting lower market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, for the three and six months ended June 30, 2021 increased by $394.4 million and $384.8 million, respectively, from the average balances for the same periods in 2020. The increases largely reflected growth in lower-cost deposit categories, partially offset by maturities of higher-cost promotional time deposits. The average rate paid on in-market interest-bearing deposits for the three and six months ended June 30, 2021 decreased by 42 basis points and 51 basis points, respectively, from the same periods in 2020, reflecting downward repricing of interest-bearing in-market deposits due to lower market interest rates.

The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2021 increased by $167.2 million and $223.6 million, respectively, from the average balance for the same periods in 2020. See additional disclosure under the caption “Sources of Funds.”

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended June 30, 2021 vs. 2020			Six Months Ended June 30, 2021 vs. 2020
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	($9)	$5	($4)	$1	($321)	($320)
Mortgage loans held for sale	31	(66)	(35)	259	(138)	121
Taxable debt securities	674	(2,710)	(2,036)	797	(5,425)	(4,628)
FHLB stock	(241)	(303)	(544)	(452)	(599)	(1,051)
Commercial real estate	31	(910)	(879)	410	(6,027)	(5,617)
Commercial & industrial	137	1,237	1,374	2,404	281	2,685
Total commercial	168	327	495	2,814	(5,746)	(2,932)
Residential real estate	161	(1,571)	(1,410)	21	(2,897)	(2,876)
Home equity	(208)	(118)	(326)	(484)	(822)	(1,306)
Other	24	—	24	27	(10)	17
Total consumer	(184)	(118)	(302)	(457)	(832)	(1,289)
Total loans	145	(1,362)	(1,217)	2,378	(9,475)	(7,097)
Total interest income	600	(4,436)	(3,836)	2,983	(15,958)	(12,975)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	15	(108)	(93)	85	(582)	(497)
NOW accounts	35	—	35	67	—	67
Money market accounts	190	(1,008)	(818)	461	(2,657)	(2,196)
Savings accounts	14	(13)	1	35	(22)	13
Time deposits (in-market)	(262)	(1,356)	(1,618)	(630)	(2,799)	(3,429)
Total interest-bearing in-market deposits	(8)	(2,485)	(2,493)	18	(6,060)	(6,042)
Wholesale brokered time deposits	304	(1,966)	(1,662)	878	(3,860)	(2,982)
Total interest-bearing deposits	296	(4,451)	(4,155)	896	(9,920)	(9,024)
FHLB advances	(1,865)	(1,516)	(3,381)	(4,105)	(3,661)	(7,766)
Junior subordinated debentures	—	(79)	(79)	—	(198)	(198)
PPPLF borrowings	1	1	2	(1)	(1)	(2)
Total interest expense	(1,568)	(6,045)	(7,613)	(3,210)	(13,780)	(16,990)
Net interest income (FTE)	$2,168	$1,609	$3,777	$6,193	($2,178)	$4,015

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate of expected lifetime credit losses as of the reporting date and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

For the three months ended June 30, 2021 there was no provision for credit losses, compared to a positive provision for credit losses (or a charge) of $2.2 million for the same period in 2020. For the six months ended June 30, 2021, a negative provision for credit losses (or a benefit) of $2.0 million was recognized in earnings, compared to a positive provision for credit losses (or a charge) of $9.2 million for the same period in 2020. The year-over-year reduction in credit loss provisioning reflected improvement in forecasted economic conditions and continued stable asset quality metrics.

Management's Discussion and Analysis
Total net charge-offs were $258 thousand and $276 thousand, respectively, for the three and six months ended June 30, 2021, compared to $308 thousand and $931 thousand, respectively, for the same periods in 2020.

The ACL on loans was $41.9 million, or 0.97% of total loans, at June 30, 2021, compared to an ACL on loans of $44.1 million, or 1.05% of total loans, at December 31, 2020.

See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2021	2020	$	%	2021	2020	$	%
Noninterest income:
Wealth management revenues	$10,428	$8,605	$1,823	21%	$20,323	$17,294	$3,029	18%
Mortgage banking revenues	5,994	14,851	(8,857)	(60)	17,921	20,947	(3,026)	(14)
Card interchange fees	1,316	1,031	285	28	2,449	1,978	471	24
Service charges on deposit accounts	635	517	118	23	1,244	1,377	(133)	(10)
Loan related derivative income	1,175	99	1,076	1,087	1,642	2,554	(912)	(36)
Income from bank-owned life insurance	607	791	(184)	(23)	1,163	1,355	(192)	(14)
Other income	438	426	12	3	1,825	742	1,083	146
Total noninterest income	$20,593	$26,320	($5,727)	(22%)	$46,567	$46,247	$320	1%

Noninterest Income Analysis
Revenue from wealth management services represented 44% of total noninterest income for the six months ended June 30, 2021, compared to 37% for the same period in 2020. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2021	2020	$	%	2021	2020	$	%
Wealth management revenues:
Asset-based revenues	$9,991	$8,156	$1,835	22%	$19,574	$16,511	$3,063	19%
Transaction-based revenues	437	449	(12)	(3)	749	783	(34)	(4)
Total wealth management revenues	$10,428	$8,605	$1,823	21%	$20,323	$17,294	$3,029	18%

Wealth management revenues for the three and six months ended June 30, 2021 increased by $1.8 million and $3.0 million, respectively, from the comparable periods in 2020, reflecting growth in asset-based revenues. The increase in asset-based revenues correlated with the increase in the average balances of assets under administration (“AUA”).

Management's Discussion and Analysis
The following table presents the changes in wealth management AUA:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2021	2020	2021	2020
Wealth management assets under administration:
Balance at the beginning of period	$7,049,226	$5,337,733	$6,866,737	$6,235,801
Net investment appreciation (depreciation) & income	368,383	671,602	577,336	(101,133)
Net client asset inflows (outflows)	23,910	129,510	(2,554)	4,177
Balance at the end of period	$7,441,519	$6,138,845	$7,441,519	$6,138,845

Wealth management AUA amounted to $7.4 billion at June 30, 2021, up by $1.3 billion, or 21%, from the balance at June 30, 2020, primarily due to net investment appreciation. The average balance of AUA for the three and six months ended June 30, 2021 increased by approximately 26% and 20%, respectively, from the average balance for the same periods in 2020.

Mortgage banking revenues represented 38% of total noninterest income for the six months ended June 30, 2021, compared to 45% for the same period in 2020. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2021	2020	$	%	2021	2020	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$8,562	$10,646	($2,084)	(20%)	$22,307	$14,334	$7,973	56%
Unrealized (losses) gains, net (2)	(2,543)	4,415	(6,958)	(158)	(4,431)	6,740	(11,171)	(166)
Loan servicing fee income, net (3)	(25)	(210)	185	(88)	45	(127)	172	(135)
Total mortgage banking revenues	$5,994	$14,851	($8,857)	(60%)	$17,921	$20,947	($3,026)	(14%)

Loans sold to the secondary market (4)	$290,558	$305,224	($14,666)	(5%)	$582,577	$467,415	$115,162	25%
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

For the three and six months ended June 30, 2021, mortgage banking revenues were down by $8.9 million and $3.0 million, respectively, compared to the same periods in 2020. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Included in mortgage banking revenues are changes in the fair value of mortgage loans held for sale and mortgage loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the mortgage pipeline. The year-over-year decline in second quarter mortgage banking revenues reflected both a decline from previously elevated sales yield levels in the secondary market, as well as a decline in the quarterly volume of loans sold. On a year-to-date basis, higher sales volume mitigated the impact of the decline in current market pricing.

For the three and six months ended June 30, 2021, loan related derivative income increased by $1.1 million and decreased by $912 thousand, respectively, from the comparable periods in 2020, reflecting changes in the volume of commercial borrower transactions relative to each period.

Income from BOLI for the three and six months ended June 30, 2021 was down by $184 thousand and $192 thousand, respectively, from the same periods in 2020. Included in income from BOLI for the three and six months ended June 30, 2020 was a $229 thousand non-taxable gain due to the receipt of life insurance proceeds. Excluding this non-taxable gain, income from BOLI was up year-over-year, resulting from a $7.0 million purchase of BOLI in the second quarter of 2021.

Other income for the six months ended June 30, 2021 increased by $1.1 million from the same period in 2020 due to $1.0 million of income associated with a litigation settlement that was recognized in the first quarter of 2021.

Management's Discussion and Analysis

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2021	2020	$	%	2021	2020	$	%
Noninterest expense:
Salaries and employee benefits	$22,082	$19,464	$2,618	13%	$43,609	$38,932	$4,677	12%
Outsourced services	3,217	2,784	433	16	6,417	5,784	633	11
Net occupancy	2,042	1,909	133	7	4,170	3,928	242	6
Equipment	975	895	80	9	1,969	1,872	97	5
Legal, audit and professional fees	678	659	19	3	1,275	1,481	(206)	(14)
FDIC deposit insurance costs	374	674	(300)	(45)	719	1,096	(377)	(34)
Advertising and promotion	560	186	374	201	782	445	337	76
Amortization of intangibles	225	230	(5)	(2)	451	460	(9)	(2)
Debt prepayment penalties	895	—	895	100	4,230	—	4,230	—
Other	1,964	1,677	287	17	4,103	4,933	(830)	(17)
Total noninterest expense	$33,012	$28,478	$4,534	16%	$67,725	$58,931	$8,794	15%

Noninterest Expense Analysis
Salaries and employee benefits expense for the three and six months ended June 30, 2021 increased by $2.6 million and $4.7 million, respectively, compared to the same periods in 2020, reflecting volume-related increases in mortgage banking commissions expense, annual merit increases, increased staffing levels and increases in performance-based compensation accruals. These increases were partially offset by a net increase in deferred labor costs (a contra expense) associated with loan originations for portfolio. A higher proportion of residential real estate loans were originated for portfolio in 2021 and was partially offset by the decline in PPP loan originations in 2021.

Outsourced services expense for the three and six months ended June 30, 2021 increased by $433 thousand and $633 thousand, respectively, compared to the same periods in 2020, reflecting volume-related increases in third party processing costs and the expansion of services provided by third party vendors.

Debt prepayment penalty expense for the three and six months ended June 30, 2021 totaled $895 thousand and $4.2 million, respectively, and resulted from the prepayment of $5.3 million and $32.1 million of higher-yielding FHLB advances. There were no debt prepayments in the comparable periods in 2020.

Other expenses for the three and six months ended June 30, 2021 increased by $287 thousand and decreased by $830 thousand, respectively, from the same periods in 2020. Included in other expenses in the first quarter of 2020 was a charge for $800 thousand representing the establishment of contingency loss reserve associated with counterfeit checks drawn on a commercial customer’s account. This contingency matter was resolved in the second quarter of 2020 and resulted in a partial reversal, or a benefit, of $170 thousand being recognized as a reduction to other expenses in the second quarter of 2020.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2021	2020	2021	2020
Income tax expense	$4,875	$5,547	$10,536	$8,686
Effective income tax rate	21.8%	20.9%	21.7%	20.9%

Management's Discussion and Analysis
The effective income tax rates for the three and six months ended June 30, 2021 and 2020 differed from the federal rate of 21%, primarily due to state income tax expense, partially offset by the benefits of tax-exempt income, income from BOLI and federal tax credits.

The increase in the effective tax rate for the three and six months ended June 30, 2021 compared to the same periods in 2020 largely reflected higher state income tax expense and a decrease in the proportion of tax-exempt income to pre-tax income.

Segment Reporting
The Corporation manages its operations through two operating segments, Commercial Banking and Wealth Management Services.  The Corporate unit includes activity not allocated to the operating segments, such as activity related to the wholesale investment securities portfolio and wholesale funding matters. The Corporate unit also includes income from BOLI, as well as administrative and executive expenses not allocated to the operating segments and the residual impact of methodology allocations such as FTP offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. See Note 15 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2021	2020	$	%	2021	2020	$	%
Net interest income	$35,326	$32,580	$2,746	8%	$69,847	$61,590	$8,257	13%
Provision for credit losses	—	2,200	(2,200)	(100)	(2,000)	9,236	(11,236)	(122)
Net interest income after provision for credit losses	35,326	30,380	4,946	16	71,847	52,354	19,493	37
Noninterest income	9,555	16,910	(7,355)	(43)	24,070	27,575	(3,505)	(13)
Noninterest expense	20,649	18,226	2,423	13	41,307	37,529	3,778	10
Income before income taxes	24,232	29,064	(4,832)	(17)	54,610	42,400	12,210	29
Income tax expense	5,289	6,177	(888)	(14)	11,881	8,941	2,940	33
Net income	$18,943	$22,887	($3,944)	(17%)	$42,729	$33,459	$9,270	28%

Net interest income for the Commercial Banking segment for the three and six months ended June 30, 2021, increased by $2.7 million and $8.3 million, respectively, from the same periods in 2020. This was attributable to lower cost of funds due to declines in market interest rates. Net interest income for the Commercial Banking segment also reflected lower yields on loans due to lower market interest rates, partially offset by growth in loans and accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA.

For the three months ended June 30, 2021 there was no provision for credit losses, compared to a positive provision for credit losses (or a charge) of $2.2 million for the same period in 2020. For the six months ended June 30, 2021, a negative provision for credit losses (or a benefit) of $2.0 million was recognized in earnings, compared to a positive provision for credit losses (or a charge) of $9.2 million, for the same period in 2020. The year-over-year reduction in credit loss provisioning reflected improvement in forecasted economic conditions and continued stable asset quality metrics.

Noninterest income derived from the Commercial Banking segment for the three and six months ended June 30, 2021 was down by $7.4 million and $3.5 million, respectively, from the comparable periods in 2020, largely due to lower mortgage banking revenues and changes in loan related derivative income. See additional discussion regarding mortgage banking revenues and loan related derivative income under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three and six months ended June 30, 2021 were up by $2.4 million and $3.8 million, respectively, from the same periods in 2020, reflecting increases in salaries and employee benefits and outsourced services expense. See additional discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis
Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2021	2020	$	%	2021	2020	$	%
Net interest expense	($24)	($26)	$2	8%	($47)	($93)	$46	49%
Noninterest income	10,428	8,605	1,823	21	21,323	17,294	4,029	23
Noninterest expense	7,370	6,579	791	12	14,107	13,938	169	1
Income before income taxes	3,034	2,000	1,034	52	7,169	3,263	3,906	120
Income tax expense	748	457	291	64	1,702	813	889	109
Net income	$2,286	$1,543	$743	48%	$5,467	$2,450	$3,017	123%

For the three and six months ended June 30, 2021, noninterest income derived from the Wealth Management Services segment increased by $1.8 million and $4.0 million, respectively, compared to the same periods in 2020, reflecting growth in asset-based revenues and income of $1.0 million associated with a settlement recognized in the first quarter of 2021. See further discussion under the caption “Noninterest Income” above.

For the three and six months ended June 30, 2021, noninterest expenses for the Wealth Management Services segment increased by $791 thousand and $169 thousand, respectively, from the same periods in 2020, largely reflecting annual merit compensation increases, as well as increases in performance-based compensation accruals. The year-to-date increase was partially offset by decreases in legal and other expenses.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2021	2020	$	%	2021	2020	$	%
Net interest (expense) income	($548)	($1,609)	$1,061	(66%)	($2,175)	$2,050	($4,225)	(206%)
Noninterest income	610	805	(195)	(24)	1,174	1,378	(204)	(15)
Noninterest expense	4,993	3,673	1,320	36	12,311	7,464	4,847	65
(Loss) income before income taxes	(4,931)	(4,477)	(454)	10	(13,312)	(4,036)	(9,276)	230
Income tax (benefit) expense	(1,162)	(1,087)	(75)	7	(3,047)	(1,068)	(1,979)	185
Net (loss) income	($3,769)	($3,390)	($379)	11%	($10,265)	($2,968)	($7,297)	246%

Net interest income for the Corporate unit for the three and six months ended June 30, 2021 was up by $1.1 million and down by $4.2 million, respectively, compared to the same periods in 2020. The year-over-year increase in second quarter net interest income reflected lower funding costs and lower wholesale funding balances, partially offset by lower interest income on securities resulting from lower yields. On a year-to-date basis, the decline in net interest income reflected lower interest income on securities resulting from lower yields, partially offset by lower funding costs and lower wholesale funding balances. Additionally, the year-to-date decline in Corporate net interest income reflected unfavorable net funds transfer pricing allocations with the Commercial Banking segment resulting from the downward repricing of assets exceeding the downward repricing of liabilities.

For the three and six months ended June 30, 2021, noninterest expenses for the Corporate unit increased by $1.3 million and $4.8 million, respectively, from the same periods in 2020, primarily due to debt prepayment penalty expense recognized in the three and six months ended June 30, 2021 of $895 thousand and $4.2 million, respectively. See further discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis
Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	June 30, 2021	December 31, 2020	$	%
Cash and due from banks	$127,743	$194,143	($66,400)	(34%)
Total securities	1,052,577	894,571	158,006	18
Total loans	4,299,800	4,195,990	103,810	2
Allowance for credit losses on loans	41,879	44,106	(2,227)	(5)
Total assets	5,851,980	5,713,169	138,811	2
Total deposits	4,725,659	4,378,353	347,306	8
FHLB advances	408,592	593,859	(185,267)	(31)
Total shareholders’ equity	547,856	534,195	13,661	3

Total assets amounted to $5.9 billion at June 30, 2021, up by $138.8 million from the end of 2020.

The balance of cash and due from banks declined by $66.4 million, including a reduction of cash collateral pledged to derivative counterparties. See Note 10 to the Unaudited Consolidated Financial Statements for additional disclosure regarding derivative financial instruments.

The securities portfolio increased by $158.0 million, reflecting purchases of $401.8 million, partially offset by pay-downs, called securities and a temporary decline in fair value.

Total loans increased by $103.8 million, as loan originations and purchases were partially offset by payoffs, pay-downs and PPP loans that were forgiven by the SBA. The ACL on loans decreased by $2.2 million from the end of 2020, reflecting improvement in forecasted economic conditions and continued stable asset quality metrics.

Total deposits increased by $347.3 million, or 8%, with increases in in-market deposits and wholesale brokered time deposits. FHLB advances decreased by $185.3 million, or 31%, from December 31, 2020.

Shareholders’ equity increased by $13.7 million, reflecting earnings net of dividend declarations and a decline in the accumulated other comprehensive income component of shareholders' equity largely due to a temporary decline in the fair value of available for sale debt securities.

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

Management's Discussion and Analysis
Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2021 and December 31, 2020, management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$184,255	18%	$131,669	15%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	845,036	80	740,305	83
Individual name issuer trust preferred debt securities	11,066	1	12,669	1
Corporate bonds	12,220	1	9,928	1
Total available for sale debt securities	$1,052,577	100%	$894,571	100%
The securities portfolio stood at $1.1 billion as of June 30, 2021, or 18% of total assets, compared to $894.6 million as of December 31, 2020, or 16% of total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $158.0 million, or 18%, from the end of 2020, reflecting purchases of U.S. government agency and U.S. government sponsored debt securities, including mortgage-backed securities, totaling $401.8 million, with a weighted average yield of 1.67%. These purchases were partially offset by routine pay-downs on mortgage-backed securities and called securities, as well as a temporary decline in the fair value of available for sale securities.

As of June 30, 2021, the carrying amount of available for sale debt securities included net unrealized gains of $916 thousand, compared to a net unrealized gains of $13.0 million as of December 31, 2020. The decline in fair value of available for sale debt securities from the end of 2020 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and attributable to relative changes in interest rates since the time of purchase. See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $4.3 billion at June 30, 2021, up by $103.8 million from the end of 2020, reflecting growth in the residential real estate portfolio partially offset by a decline in the commercial loan portfolio.

Management's Discussion and Analysis

The following is a summary of loans:

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,669,624	39%	$1,633,024	39%
Commercial & industrial (2)	764,509	18	817,408	19
Total commercial	2,434,133	57	2,450,432	58
Residential Real Estate:
Residential real estate (3)	1,590,389	37	1,467,312	35
Consumer:
Home equity	254,802	6	259,185	6
Other (4)	20,476	—	19,061	1
Total consumer	275,278	6	278,246	7
Total loans	$4,299,800	100%	$4,195,990	100%
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

Washington Trust has processed loan payment deferral modifications, or "deferments", on 654 loans totaling $728 million since the beginning of the second quarter of 2020, in response to the COVID-19 pandemic. The majority of these deferments qualified as eligible loan modifications under Section 4013 of the CARES Act, as amended, and therefore were not required to be classified as TDRs and were not reported as past due.

Deferment extensions have been prudently underwritten and have resulted in loan risk rating downgrades when warranted. Management considers deferments when estimating the allowance for credit losses. Loss exposure within these industries is mitigated by a number of factors such as collateral values, LTV ratios, and other key indicators; however, some degree of credit loss has been incorporated into the ACL on loans.

Management continues to monitor active deferments through its quarterly watched asset list review. At June 30, 2021, we had active deferments on 22 loans totaling $93.4 million, or 2% of the outstanding balance of total loans, excluding PPP loan balances as of June 30, 2021. At July 31, 2021, active deferments remain on 13 loans totaling $54.0 million, or 1% of the outstanding balance of total loans, excluding PPP loans balances as of June 30, 2021.

Commercial Loans
The commercial loan portfolio represented 57% of total loans at June 30, 2021.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $450.8 million and $408.8 million, respectively, at June 30, 2021 and December 31, 2020. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans (“CRE”)
CRE loans totaled $1.7 billion at June 30, 2021, up by $36.6 million, or 2%, from the balance at December 31, 2020. Included in CRE loans were construction and development loans of $135.6 million and $111.2 million, respectively, as of June 30, 2021 and December 31, 2020. For the six months ended June 30, 2021, CRE loan originations and construction advances were offset by payoffs and pay-downs of approximately $112 million.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$635,974	38%	$649,919	40%
Massachusetts	471,426	28	468,947	29
Rhode Island	470,341	28	431,133	26
Subtotal	1,577,741	94	1,549,999	95
All other states	91,883	6	83,025	5
Total	$1,669,624	100%	$1,633,024	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	June 30, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	133	$536,928	32%	137	$524,874	32%
Retail	127	342,983	21	136	339,569	21
Office	66	256,030	15	73	290,756	18
Hospitality	38	173,715	10	40	157,720	10
Healthcare	15	134,689	8	15	109,321	7
Industrial and warehouse	33	108,842	7	28	97,055	6
Commercial mixed use	21	40,980	2	22	42,405	3
Other	39	75,457	5	38	71,324	3
Total CRE loans	472	$1,669,624	100%	489	$1,633,024	100%

Average CRE loan size		$3,537			$3,340
Largest individual CRE loan outstanding		$32,200			$32,200

The following table presents a summary of CRE loan deferments:

(Dollars in thousands)	July 31, 2021			June 30, 2021			December 31, 2020
	Count	Balance	% of Outstanding Balance (1)	Count	Balance	% of Outstanding Balance (1)	Count	Balance	% of Outstanding Balance (2)
Total CRE deferments	7	$49,198	3%	14	$87,363	5%	38	$176,132	11%
(1)CRE deferments as a percent of the outstanding CRE portfolio balance as of June 30, 2021.
(2)CRE deferment as a percent of the outstanding CRE portfolio balance as of December 31, 2020.

CRE loans with active deferrals remaining as of July 31, 2021 are principal only deferrals and continue to pay interest. These

Management's Discussion and Analysis
deferrals are primarily in the hospitality, retail and healthcare industry segments, which are segments management previously identified as “at risk” of significant impact of the COVID-19 pandemic.

Commercial and Industrial Loans (“C&I”)
C&I loans amounted to $764.5 million at June 30, 2021, down by $52.9 million, or 6%, from the balance at December 31, 2020. In the six months ended June 30, 2021, approximately $102 million of PPP loans were originated and approximately $151 million of PPP loans were forgiven by the SBA. Excluding the net reduction in PPP loans of $49 million, C&I loans decreased by approximately $3.9 million. This decrease reflected payoffs and pay-downs of approximately $76 million, which were partially offset by new loan originations.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $48.2 million at June 30, 2021. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at June 30, 2021.

The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	June 30, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	224	$198,099	26%	253	$200,217	24%
Manufacturing	123	68,908	9	146	88,802	11
Owner occupied and other real estate	230	68,480	9	268	74,309	9
Accommodation and food services	284	74,272	10	271	47,020	6
Educational services	46	50,872	7	53	64,969	8
Retail	162	56,969	7	192	63,895	8
Professional, scientific and technical	207	18,595	2	265	39,295	5
Finance and insurance	81	31,071	4	106	26,244	3
Entertainment and recreation	95	35,823	5	91	29,415	4
Information	26	26,542	3	32	28,394	3
Transportation and warehousing	45	22,967	3	42	24,061	3
Public administration	25	18,984	2	26	23,319	3
Other	724	92,927	13	772	107,468	13
Total C&I loans	2,272	$764,509	100%	2,517	$817,408	100%

Average C&I loan size		$336			$325
Largest individual C&I loan outstanding		$19,111			$19,500

At June 30, 2021, we had no active deferrals on C&I loans.

Management's Discussion and Analysis
PPP loans are included in the C&I portfolio. The following table presents a summary of PPP loans by industry segmentation:

	June 30, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
PPP Loans By Industry:
Accommodation and food services	230	$37,089	25%	209	$23,678	12%
Healthcare and social assistance	155	28,902	20	173	47,354	24
Manufacturing	70	9,844	7	89	23,321	12
Professional, scientific and technical	170	11,409	8	220	20,031	10
Retail	103	10,117	7	134	12,107	6
Educational services	28	3,352	2	32	9,681	5
Owner occupied and other real estate	80	3,349	2	115	9,241	5
Entertainment and recreation	65	3,839	3	61	3,386	2
Information	15	2,912	2	20	2,478	1
Transportation and warehousing	20	1,937	1	21	2,059	1
Finance and insurance	27	759	1	55	2,000	1
Public administration	6	445	—	4	483	—
Other	544	33,016	22	573	43,961	21
Total PPP loans (included in the C&I loan portfolio)	1,513	$146,970	100%	1,706	$199,780	100%

Average PPP loan size		$97			$117
Net unamortized fees on PPP loans		$4,874			$3,893

Residential Real Estate Loans
The residential real estate loan portfolio represented 37% of total loans at June 30, 2021.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Six Months
Periods ended June 30,	2021		2020		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$244,821	50%	$126,894	30%	$376,612	40%	$235,392	33%
Originations for sale to the secondary market (2)	244,562	50	299,321	70	553,887	60	482,543	67
Total	$489,383	100%	$426,215	100%	$930,499	100%	$717,935	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

Management's Discussion and Analysis
The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Six Months
Periods ended June 30,	2021		2020		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$235,280	81%	$246,945	81%	$461,925	79%	$291,443	62%
Loans sold with servicing rights released (1)	55,278	19	58,279	19	120,652	21	175,972	38
Total	$290,558	100%	$305,224	100%	$582,577	100%	$467,415	100%
(1)Includes brokered loans (loans originated for others).

Residential real estate loan origination, refinancing and sales activity increased year-over-year in response to declines in market interest rates.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $10.5 million and $7.4 million, respectively, as of June 30, 2021 and December 31, 2020. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.5 billion and $1.2 billion, respectively, as of June 30, 2021 and December 31, 2020.

Residential real estate loans held in portfolio amounted to $1.6 billion at June 30, 2021, up by $123.1 million, or 8%, from the balance at December 31, 2020, reflecting a higher proportion of loans originated for portfolio, as well as purchases of $39.3 million of loans with a weighted average rate of 2.74%. The purchased loans were individually evaluated to our underwriting standards and are predominantly secured by properties in Massachusetts.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,097,453	69%	$994,800	68%
Rhode Island	343,035	22	331,713	23
Connecticut	129,142	8	122,102	8
Subtotal	1,569,630	99	1,448,615	99
All other states	20,759	1	18,697	1
Total (1)	$1,590,389	100%	$1,467,312	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $100.4 million and $131.8 million, respectively, as of June 30, 2021 and December 31, 2020.

At June 30, 2021, we had active deferrals on 8 residential real estate loans totaling $6.0 million, which represented 0.4% of the total residential real estate portfolio balance as of June 30, 2021. The average size of residential real estate loans with active deferrals as of June 30, 2021 was approximately $753 thousand and these loans have an estimated LTV ratio of 46%.

At July 31, 2021, active deferrals remain on 6 residential real estate loans totaling $4.8 million.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans.

The consumer loan portfolio totaled $275.3 million at June 30, 2021, down by $3.0 million from December 31, 2020. Home equity lines of credit and home equity loans represented 93% of the total consumer portfolio at June 30, 2021. The Bank estimates that approximately 60% of the combined home equity lines of credit and home equity loan balances are first lien

Management's Discussion and Analysis
positions or subordinate to other Washington Trust mortgages. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $10.0 million at both June 30, 2021 and December 31, 2020.

At June 30, 2021, we had no active deferrals on consumer loans.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Jun 30, 2021	Dec 31, 2020
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	539	—
Total commercial	539	—
Residential Real Estate:
Residential real estate	8,926	11,981
Consumer:
Home equity	1,016	1,128
Other	—	88
Total consumer	1,016	1,216
Total nonaccrual loans	10,481	13,197
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$10,481	$13,197

Nonperforming assets to total assets	0.18%	0.23%
Nonperforming loans to total loans	0.24%	0.31%
Total past due loans to total loans	0.20%	0.30%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the six months ended June 30, 2021, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
For the periods ended June 30,	2021	2020	2021	2020
Balance at beginning of period	$12,983	$17,918	$13,197	$17,408
Additions to nonaccrual status	537	237	1,271	1,966
Loans returned to accruing status	(874)	(154)	(877)	(547)
Loans charged-off	(317)	(325)	(381)	(960)
Loans transferred to other real estate owned	—	—	—	(28)
Payments, payoffs and other changes	(1,848)	(1,659)	(2,729)	(1,822)
Balance at end of period	$10,481	$16,017	$10,481	$16,017

Management's Discussion and Analysis
The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2021				December 31, 2020
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$—	$—	$—	—%
Commercial & industrial	539	—	539	0.07	—	—	—	—
Total commercial	539	—	539	0.02	—	—	—	—
Residential Real Estate:
Residential real estate	3,601	5,325	8,926	0.56	5,172	6,809	11,981	0.82
Consumer:
Home equity	424	592	1,016	0.40	644	484	1,128	0.44
Other	—	—	—	—	88	—	88	0.46
Total consumer	424	592	1,016	0.37	732	484	1,216	0.44
Total nonaccrual loans	$4,564	$5,917	$10,481	0.24%	$5,904	$7,293	$13,197	0.31%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2021.

As of June 30, 2021, the composition of nonaccrual loans was 95% residential and consumer and 5% commercial, compared to 100% and 0%, respectively at December 31, 2020.

Nonaccrual residential real estate mortgage loans amounted to $8.9 million at June 30, 2021, down by $3.1 million from the end of 2020, reflecting payoffs and to a lesser extent, loans returning to accruing status. As of June 30, 2021, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut and Rhode Island.

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

As of June 30, 2021, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

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

(Dollars in thousands)	Jun 30, 2021	Dec 31, 2020
Accruing TDRs
Commercial:
Commercial real estate	$958	$1,792
Commercial & industrial	2,792	6,814
Total commercial	3,750	8,606
Residential Real Estate:
Residential real estate	4,002	3,932
Consumer:
Home equity	777	788
Other	12	14
Total consumer	789	802
Accruing TDRs	8,541	13,340
Nonaccrual TDRs
Commercial:
Commercial real estate	—	—
Commercial & industrial	537	—
Total commercial	537	—
Residential Real Estate:
Residential real estate	1,670	2,273
Consumer:
Home equity	71	72
Other	—	—
Total consumer	71	72
Nonaccrual TDRs	2,278	2,345
Total TDRs	$10,819	$15,685

TDRs amounted to $10.8 million at June 30, 2021, down by $4.9 million from the end of 2020, reflecting payoffs. As of June 30, 2021, the composition of TDRs was 40% commercial and 60% residential and consumer, compared to 55% and 45%, respectively, as of December 31, 2020.

The ACL included specific reserves for TDRs of $233 thousand at June 30, 2021, compared to $159 thousand at December 31, 2020.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$265	0.02%
Commercial & industrial	540	0.07	3	—
Total commercial	540	0.02	268	0.01
Residential Real Estate:
Residential real estate	6,656	0.42	10,339	0.70
Consumer:
Home equity	1,231	0.48	1,667	0.64
Other	28	0.14	118	0.62
Total consumer	1,259	0.46	1,785	0.64
Total past due loans	$8,455	0.20%	$12,392	0.30%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of June 30, 2021, the composition of past due loans (loans past due 30 days or more) was 94% residential and consumer and 6% commercial, compared to 98% and 2%, respectively, at December 31, 2020. Total past due loans decreased by $3.9 million from the end of 2020.

Total past due loans included $5.8 million of nonaccrual loans as of June 30, 2021, compared to $8.5 million as of December 31, 2020. All loans 90 days or more past due at June 30, 2021 and December 31, 2020 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at June 30, 2021 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

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

As of both June 30, 2021 and December 31, 2020, there were no potential problem loans. In addition, management continues to monitor active loan deferments resulting from the COVID-19 pandemic through its quarterly watched asset list review. See additional disclosure under the caption “ Commercial Loans” within the Financial Condition section.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	June 30, 2021			December 31, 2020
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$13,373	$473	3.54%	$18,252	$379	2.08%
Pooled (collectively evaluated) loans	4,286,427	41,406	0.97	4,177,738	43,727	1.05
Total	$4,299,800	$41,879	0.97%	$4,195,990	$44,106	1.05%

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

The ACL on loans amounted to $41.9 million at June 30, 2021, down by $2.2 million from the balance at December 31, 2020. As a result of improvement in forecasted economic conditions and continued stable asset quality metrics, there was no provision for credit losses for the three months ended June 30, 2021 and a negative provision for credit losses (or a benefit) of $2.0 million for the six months ended June 30, 2021. Net charge-offs amounted to $258 thousand and $276 thousand, respectively, for the three and six months ended June 30, 2021.

The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.97% at June 30, 2021, compared to 1.05% at December 31, 2020. The ACL on loans is an estimate and ultimate losses may vary from management’s estimate.

Management's Discussion and Analysis
The following table presents the allocation of the ACL on loans by portfolio segment. The total ACL on loans is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	June 30, 2021			December 31, 2020
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$21,450	1.28%	39%	$22,065	1.35%	39%
Commercial & industrial	11,717	1.53	18	12,228	1.50	19
Total commercial	33,167	1.36	57	34,293	1.40	58
Residential Real Estate:
Residential real estate	6,877	0.43	37	8,042	0.55	35
Consumer:
Home equity	1,340	0.53	6	1,300	0.50	6
Other	495	2.42	—	471	2.47	1
Total consumer	1,835	0.67	6	1,771	0.64	7
Total allowance for credit losses on loans at end of period	$41,879	0.97%	100%	$44,106	1.05%	100%
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

The following table presents a summary of deposits:

(Dollars in thousands)			Change
	June 30, 2021	December 31, 2020	$	%
Noninterest-bearing demand deposits	$901,801	$832,287	$69,514	8%
Interest-bearing demand deposits	174,165	174,290	(125)	—
NOW accounts	774,693	698,706	75,987	11
Money market accounts	941,511	910,167	31,344	3
Savings accounts	524,155	466,507	57,648	12
Time deposits (in-market)	677,061	704,855	(27,794)	(4)
Total in-market deposits	3,993,386	3,786,812	206,574	5
Wholesale brokered time deposits	732,273	591,541	140,732	24
Total deposits	$4,725,659	$4,378,353	$347,306	8%

Management's Discussion and Analysis
Total deposits amounted to $4.7 billion at June 30, 2021, up by $347.3 million, or 8%, from December 31, 2020. This included an increase of $140.7 million, or 24%, in out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $206.6 million, or 5%, from the balance at December 31, 2020. In-market deposit growth reflected a continuation of customer behavior fostering excess liquidity across the banking industry, as well as temporary increases associated with PPP loan origination funds deposited to customer accounts at Washington Trust. These were also partially offset by seasonal outflows of various institutional and governmental depositors based on their underlying business cycles.

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes.

FHLB advances totaled $408.6 million at June 30, 2021, down by $185.3 million, or 31%, from the balance at the end of 2020. See additional disclosure regarding the prepayment of certain FHLB advances and the recognition of debt prepayment penalties under the caption “Noninterest Expense” within the Results of Operations section.

For additional information regarding FHLB advances see Note 8 to the Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 68% of total average assets in the six months ended June 30, 2021.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$1,218,197	$969,735
Federal Reserve Bank of Boston (2)	19,728	20,678
Unencumbered investment securities	711,185	594,998
Total	$1,949,110	$1,585,411
(1)As of June 30, 2021 and December 31, 2020, loans with a carrying value of $2.0 billion and $2.1 billion, respectively, and securities available for sale with carrying values of $131.0 million and $128.6 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of June 30, 2021 and December 31, 2020, loans with a carrying value of $10.1 million and $12.6 million, respectively, and securities available for sale with a carrying value of $15.4 million and $14.9 million, respectively, were pledged to the FRB for the discount window resulting in this additional unused borrowing capacity.

Management's Discussion and Analysis
In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the six months ended June 30, 2021.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $59.4 million for the six months ended June 30, 2021 and largely included net income of $37.9 million and mortgage banking related adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $273.1 million for the six months ended June 30, 2021, reflecting outflows to fund purchases of debt securities, as well as the net increase in and purchases of loans. These outflows were partially offset by net inflows from maturities, calls and principal payments of securities. For the six months ended June 30, 2021, net cash provided by financing activities amounted to $143.6 million, with increases in deposits, partially offset by a net decrease in FHLB advances and the payment of dividends to shareholders. See the Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $547.9 million at June 30, 2021, up by $13.7 million from December 31, 2020. The increase included net income of $37.9 million, partially offset by $18.3 million in dividend declarations and a decline of $7.7 million in the accumulated other comprehensive income component of shareholders' equity largely due to a temporary decline in the fair value of available for sale debt securities.

The Corporation declared a quarterly dividend of 52 cents per share for the three months ended June 30, 2021, compared to 51 cents per share declared for the same period in 2020. On a year-to-date basis, dividend declarations totaled $1.04 per share in 2021, compared to $1.02 per share in 2020.

The ratio of total equity to total assets amounted to 9.36% at June 30, 2021 compared to a ratio of 9.35% at December 31, 2020.  Book value per share at June 30, 2021 and December 31, 2020 amounted to $31.63 and $30.94, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with a total risk-based capital ratio of 13.65% at June 30, 2021, compared to 13.51% at December 31, 2020. See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements and the election of the ASC 326 phase-in option provided by regulatory guidance, which delays the estimated impact of ASC 326 on regulatory capital and phases it in over a three-year period beginning in 2022.

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

Management's Discussion and Analysis
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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2021 and December 31, 2020, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2021 and December 31, 2020.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2021		December 31, 2020
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.61)%	(5.29)%	(2.05)%	(4.73)%
100 basis point rate increase	4.11	5.31	5.56	7.89
200 basis point rate increase	8.21	9.75	11.00	15.05
300 basis point rate increase	12.21	13.35	16.47	21.15

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

Management's Discussion and Analysis

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

The relative change in interest rate sensitivity from December 31, 2020 as shown in the above table was largely attributable to an interest rate swap designated as a cash flow hedge that was executed in the second quarter of 2021 to hedge the interest rate risk associated with a pool of variable rate commercial loans. The receive-fixed, pay-floating interest rate swap reduced the positive exposure to rising rates, while it will enhance earnings in the current rate environment and mitigate risk in declining rate scenarios. The interest rate swap effectively fixes a portion of variable rate loan assets.

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

Management's Discussion and Analysis
The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2021 and December 31, 2020 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$3,126	($17,606)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	26,820	(93,759)
Trust preferred debt and other corporate debt securities	(163)	127
Total change in market value as of June 30, 2021	$29,783	($111,238)
Total change in market value as of December 31, 2020	$13,481	($69,538)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2021.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 has been formatted in Inline XBRL and contained in Exhibit 101.
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 5, 2021	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 5, 2021	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	August 5, 2021	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller
(principal accounting officer)