Form 10-Q
period 2021-09-30
WASHINGTON TRUST BANCORP INC
filed 2021-11-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	September 30, 2021	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of October 31, 2021 was 17,327,584.

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	September 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$297,039	$194,143
Short-term investments	3,349	8,125
Mortgage loans held for sale, at fair value	48,705	61,614
Available for sale debt securities, at fair value (amortized cost of $1,049,044, net of allowance for credit losses on securities of $0 at September 30, 2021; and amortized cost of $881,570; net of allowance for credit losses on securities of $0 at December 31, 2020)	1,045,833	894,571
Federal Home Loan Bank stock, at cost	15,094	30,285
Loans:
Total loans	4,286,404	4,195,990
Less: allowance for credit losses on loans	41,711	44,106
Net loans	4,244,693	4,151,884
Premises and equipment, net	28,488	28,870
Operating lease right-of-use assets	27,518	29,521
Investment in bank-owned life insurance	92,974	84,193
Goodwill	63,909	63,909
Identifiable intangible assets, net	5,631	6,305
Other assets	129,410	159,749
Total assets	$6,002,643	$5,713,169
Liabilities:
Deposits:
Noninterest-bearing deposits	$950,974	$832,287
Interest-bearing deposits	4,107,168	3,546,066
Total deposits	5,058,142	4,378,353
Federal Home Loan Bank advances	222,592	593,859
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	29,810	31,717
Other liabilities	114,100	152,364
Total liabilities	5,447,325	5,178,974
Commitments and contingencies (Note 18)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,320,449 shares outstanding at September 30, 2021 and 17,363,457 shares issued and 17,265,337 shares outstanding at December 31, 2020	1,085	1,085
Paid-in capital	126,265	125,610
Retained earnings	447,566	418,246
Accumulated other comprehensive loss	(18,128)	(7,391)
Treasury stock, at cost; 43,008 shares at September 30, 2021 and 98,120 shares at December 31, 2020	(1,470)	(3,355)
Total shareholders’ equity	555,318	534,195
Total liabilities and shareholders’ equity	$6,002,643	$5,713,169
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2021	2020	2021	2020
	Interest income:
	Interest and fees on loans	$35,691	$34,925	$104,670	$110,938
	Interest on mortgage loans held for sale	298	468	1,144	1,193
	Taxable interest on debt securities	3,683	4,870	10,366	16,181
	Dividends on Federal Home Loan Bank stock	95	532	338	1,826
	Other interest income	56	39	121	424
	Total interest and dividend income	39,823	40,834	116,639	130,562
	Interest expense:
	Deposits	2,789	5,532	9,413	21,180
	Federal Home Loan Bank advances	872	3,354	3,253	13,501
	Junior subordinated debentures	92	135	278	519
	Other interest expense	—	159	—	161
	Total interest expense	3,753	9,180	12,944	35,361
	Net interest income	36,070	31,654	103,695	95,201
	Provision for credit losses	—	1,325	(2,000)	10,561
	Net interest income after provision for credit losses	36,070	30,329	105,695	84,640
	Noninterest income:
	Wealth management revenues	10,455	8,954	30,778	26,248
	Mortgage banking revenues	6,373	12,353	24,294	33,300
	Card interchange fees	1,265	1,161	3,714	3,139
	Service charges on deposit accounts	673	598	1,917	1,975
	Loan related derivative income	728	1,264	2,370	3,818
	Income from bank-owned life insurance	618	567	1,781	1,922
	Other income	408	571	2,233	1,313
	Total noninterest income	20,520	25,468	67,087	71,715
	Noninterest expense:
	Salaries and employee benefits	22,162	21,892	65,771	60,824
	Outsourced services	3,294	3,160	9,711	8,944
	Net occupancy	2,134	2,012	6,304	5,940
	Equipment	977	934	2,946	2,806
	Legal, audit and professional fees	767	1,252	2,042	2,733
	FDIC deposit insurance costs	482	392	1,201	1,488
	Advertising and promotion	559	384	1,341	829
	Amortization of intangibles	223	228	674	688
	Debt prepayment penalties	—	—	4,230	—
	Other expenses	1,922	2,090	6,025	7,023
	Total noninterest expense	32,520	32,344	100,245	91,275
	Income before income taxes	24,070	23,453	72,537	65,080
	Income tax expense	5,319	5,131	15,855	13,817
	Net income	$18,751	$18,322	$56,682	$51,263

	Net income available to common shareholders	$18,697	$18,285	$56,520	$51,154
	Weighted average common shares outstanding - basic	17,320	17,260	17,303	17,287
	Weighted average common shares outstanding - diluted	17,444	17,317	17,451	17,369
Per share information:	Basic earnings per common share	$1.08	$1.06	$3.27	$2.96
	Diluted earnings per common share	$1.07	$1.06	$3.24	$2.95
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)	(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2021	2020	2021	2020
Net income	$18,751	$18,322	$56,682	$51,263
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	(3,137)	(3,505)	(12,322)	7,493
Net change in fair value of cash flow hedges	(403)	154	(36)	(888)
Net change in defined benefit plan obligations	540	410	1,621	1,229
Total other comprehensive (loss) income, net of tax	(3,000)	(2,941)	(10,737)	7,834
Total comprehensive income	$15,751	$15,381	$45,945	$59,097

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended September 30, 2021	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2021	17,320	$1,085	$125,442	$437,927	($15,128)	($1,470)	$547,856
Net income	—	—	—	18,751	—	—	18,751
Total other comprehensive loss, net of tax	—	—	—	—	(3,000)	—	(3,000)
Cash dividends declared ($0.52 per share)	—	—	—	(9,112)	—	—	(9,112)
Share-based compensation	—	—	823	—	—	—	823
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	—	—	—	—	—	—	—
Balance at September 30, 2021	17,320	$1,085	$126,265	$447,566	($18,128)	($1,470)	$555,318

For the nine months ended September 30, 2021	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	17,265	$1,085	$125,610	$418,246	($7,391)	($3,355)	$534,195
Net income	—	—	—	56,682	—	—	56,682
Total other comprehensive loss, net of tax	—	—	—	—	(10,737)	—	(10,737)
Cash dividends declared ($1.56 per share)	—	—	—	(27,362)	—	—	(27,362)
Share-based compensation	—	—	2,705	—	—	—	2,705
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	55	—	(2,050)	—	—	1,885	(165)
Balance at September 30, 2021	17,320	$1,085	$126,265	$447,566	($18,128)	($1,470)	$555,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended September 30, 2020	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2020	17,260	$1,085	$123,684	$399,386	($462)	($3,530)	$520,163
Net income	—	—	—	18,322	—	—	18,322
Total other comprehensive loss, net of tax	—	—	—	—	(2,941)	—	(2,941)
Cash dividends declared ($0.51 per share)	—	—	—	(8,935)	—	—	(8,935)
Share-based compensation	—	—	1,083	—	—	—	1,083
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	—	—	1	—	—	—	1
Balance at September 30, 2020	17,260	$1,085	$124,768	$408,773	($3,403)	($3,530)	$527,693

For the nine months ended September 30, 2020	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2019	17,363	$1,085	$123,281	$390,363	($11,237)	$—	$503,492
Cumulative effect of change in accounting principle - ASC 326	—	—	—	(6,108)	—	—	(6,108)
Net income	—	—	—	51,263	—	—	51,263
Total other comprehensive income, net of tax	—	—	—	—	7,834	—	7,834
Cash dividends declared ($1.53 per share)	—	—	—	(26,745)	—	—	(26,745)
Share-based compensation	—	—	2,696	—	—	—	2,696
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	22	—	(1,209)	—	—	792	(417)
Treasury stock purchased under the 2019 Stock Repurchase Program	(125)	—	—	—	—	(4,322)	(4,322)
Balance at September 30, 2020	17,260	$1,085	$124,768	$408,773	($3,403)	($3,530)	$527,693

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Nine months ended September 30,	2021	2020
	Cash flows from operating activities:
	Net income	$56,682	$51,263
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	(2,000)	10,561
	Depreciation of premises and equipment	2,549	2,318
	Net amortization of premiums and discounts on debt securities and loans	2,742	4,101
	Amortization of intangibles	674	688
	Share-based compensation	2,705	2,696
	Tax benefit (expense) from stock option exercises and other equity awards	135	(70)
	Income from bank-owned life insurance	(1,781)	(1,922)
	Net gains on loan sales, including changes in fair value	(24,093)	(33,799)
	Proceeds from sales of loans, net	706,253	586,677
	Loans originated for sale	(634,451)	(599,789)
	Decrease (increase) in operating lease right-of-use assets	2,003	(3,069)
	(Decrease) increase in operating lease liabilities	(1,907)	3,151
	Decrease (increase) in other assets	34,107	(67,262)
	(Decrease) increase in other liabilities	(36,698)	62,634
	Net cash provided by operating activities	106,920	18,178
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(297,810)	(247,957)
	Available for sale debt securities: Other	(221,166)	(129,000)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	274,169	228,268
	Available for sale debt securities: Other	70,500	140,500
	Net redemption of Federal Home Loan Bank stock	15,191	13,384
	Net increase in loans	(80,021)	(332,850)
	Purchases of loans	(41,546)	(51,081)
	Proceeds from the sale of property acquired through foreclosure or repossession	—	1,107
	Purchases of premises and equipment	(2,166)	(1,331)
	Purchases of bank-owned life insurance	(7,000)	—
	Proceeds from surrender of bank-owned life insurance	—	787
	Net cash used in investing activities	(289,849)	(378,173)
	Cash flows from financing activities:
	Net increase in deposits	679,789	786,811
	Proceeds from Federal Home Loan Bank advances	1,173,000	1,592,500
	Repayment of Federal Home Loan Bank advances	(1,544,267)	(2,020,096)
	Proceeds from Payment Protection Program Lending Facility	—	200,628
	Repayment of Payment Protection Program Lending Facility	—	(94,882)
	Treasury stock purchased	—	(4,322)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(165)	(417)
	Cash dividends paid	(27,308)	(26,667)
	Net cash provided by financing activities	281,049	433,555
	Net increase in cash and cash equivalents	98,120	73,560
	Cash and cash equivalents at beginning of period	202,268	138,455
	Cash and cash equivalents at end of period	$300,388	$212,015

	Noncash Activities:
	Loans charged off	$630	$1,072
	Loans transferred to property acquired through foreclosure or repossession	—	28
	Supplemental Disclosures:
	Interest payments	$14,675	$36,868
	Income tax payments	15,551	15,039
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

Receivables - ASC 310
Accounting Standards Update No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”), was issued in October 2020 to provide further clarification and update the previously issued guidance in ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20: Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 shortened the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The Corporation early adopted the provisions of ASU 2017-08, effective January 1, 2017. ASU 2020-08 requires that at each reporting period, to the extent that the amortized cost of an individual callable debt security exceeds the amount

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
repayable by the issuer at the next call date, the excess premium shall be amortized to the next call date. ASU 2020-08 is effective for fiscal years ending after December 15, 2020 and early adoption is not permitted. The provisions under ASU 2020-08 are required to be applied prospectively. The Corporation adopted the provisions of ASU 2020-08 effective January 1, 2021 and the adoption did not have an impact on the Corporation’s consolidated financial statements.

Accounting Standards Pending Adoption
There were no recently issued accounting pronouncements, applicable to the Corporation, that are pending adoption as of September 30, 2021.

Note 3 - Cash and Due from Banks
The Bank maintains certain average reserve balances to meet the requirements of the Federal Reserve Bank of Boston (“FRB”).  Some or all of these reserve requirements may be satisfied with vault cash. Effective March 26, 2020, the FRB reduced the reserve requirement ratios to zero percent to eliminate the need for depository institutions, such as the Bank, to maintain balances in accounts at the FRB to satisfy reserve requirements. As a result, there were no reserve balances included in cash and due from banks in the Unaudited Consolidated Balance Sheets at September 30, 2021 and December 31, 2020.

Cash and due from banks included interest-bearing deposits in other banks of $260.3 million and $138.4 million, respectively, at September 30, 2021 and December 31, 2020.

Cash and due from banks balances also include cash collateral pledged to derivative counterparties. See Note 10 for additional disclosure regarding cash collateral pledged to derivative counterparties.

Note 4 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, allowance for credit losses (“ACL”) on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$181,044	$63	($2,502)	$—	$178,605
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	843,485	9,532	(9,315)	—	843,702
Individual name issuer trust preferred debt securities	11,363	6	(213)	—	11,156
Corporate bonds	13,152	—	(782)	—	12,370
Total available for sale debt securities	$1,049,044	$9,601	($12,812)	$—	$1,045,833

(Dollars in thousands)
December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$131,186	$628	($145)	$—	$131,669
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	725,890	14,942	(527)	—	740,305
Individual name issuer trust preferred debt securities	13,341	—	(672)	—	12,669
Corporate bonds	11,153	—	(1,225)	—	9,928
Total available for sale debt securities	$881,570	$15,570	($2,569)	$—	$894,571

Amortized cost of available for sale debt securities excludes accrued interest receivable of $2.2 million and $2.4 million, respectively, as of September 30, 2021 and December 31, 2020. Accrued interest receivable is included in other assets in the

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Unaudited Consolidated Balance Sheets.

As of September 30, 2021 and December 31, 2020, debt securities with a fair value of $344.3 million and $291.9 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings, potential borrowings with the FRB’s discount window, certain public deposits and for other purposes. See Note 8 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)
September 30, 2021	Amortized Cost	Fair Value
Due in one year or less	$177,689	$177,731
Due after one year to five years	410,399	410,341
Due after five years to ten years	366,885	364,137
Due after ten years	94,071	93,624
Total debt securities	$1,049,044	$1,045,833

Included in the above table are debt securities with an amortized cost balance of $204.8 million and a fair value of $201.3 million at September 30, 2021 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 3 years to 15 years, with call features ranging from 1 month to 1 year.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status at September 30, 2021 and 2020 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2021 and 2020.

The following tables summarize available for sale debt securities in an unrealized loss position, for which an allowance for credit losses on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2021	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	14	$167,238	($2,499)	1	$497	($3)	15	$167,735	($2,502)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	36	506,511	(8,472)	12	46,265	(843)	48	552,776	(9,315)
Individual name issuer trust preferred debt securities	—	—	—	3	9,157	(213)	3	9,157	(213)
Corporate bonds	—	—	—	4	12,370	(782)	4	12,370	(782)
Total	50	$673,749	($10,971)	20	$68,289	($1,841)	70	$742,038	($12,812)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2020	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	6	$63,856	($145)	—	$—	$—	6	$63,856	($145)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	16	107,283	(527)	—	—	—	16	107,283	(527)
Individual name issuer trust preferred debt securities	—	—	—	5	12,669	(672)	5	12,669	(672)
Corporate bonds	—	—	—	3	9,928	(1,225)	3	9,928	(1,225)
Total	22	$171,139	($672)	8	$22,597	($1,897)	30	$193,736	($2,569)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at September 30, 2021. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no allowance for credits losses on securities was recorded at September 30, 2021.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at September 30, 2021 were three trust preferred securities issued by three individual companies in the banking sector.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of September 30, 2021, there were two individual name issuer trust preferred debt securities with an amortized cost of $4.0 million and unrealized losses of $140 thousand that were rated below investment grade by Standard & Poors, Inc. (“S&P”). We noted no additional downgrades to below investment grade between September 30, 2021 and the filing date of this report.  Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses on securities was recorded at September 30, 2021.

Corporate Bonds
At September 30, 2021, the Corporation had four corporate bond holdings with unrealized losses totaling $782 thousand. These investment grade corporate bonds were issued by large corporations in the financial services industry. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at September 30, 2021. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on these debt securities are primarily attributable

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses was recorded at September 30, 2021.

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial:
Commercial real estate (1)	$1,661,785	$1,633,024
Commercial & industrial (2)	682,774	817,408
Total commercial	2,344,559	2,450,432
Residential Real Estate:
Residential real estate (3)	1,672,364	1,467,312
Consumer:
Home equity	249,874	259,185
Other (4)	19,607	19,061
Total consumer	269,481	278,246
Total loans (5)	$4,286,404	$4,195,990
(1)Commercial real estate (“CRE”) consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)Commercial and industrial (“C&I”) consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $77.4 million and $199.8 million, respectively, of PPP loans as of September 30, 2021 and December 31, 2020.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $5.0 million and $1.5 million, respectively, at September 30, 2021 and December 31, 2020 and net unamortized premiums on purchased loans of $489 thousand and $787 thousand, respectively, at September 30, 2021 and December 31, 2020.

Loan balances exclude accrued interest receivable of $11.1 million and $11.3 million, respectively, as of September 30, 2021 and December 31, 2020. Accrued interest receivable is included in other assets in the Unaudited Consolidated Balance Sheets.

As of September 30, 2021 and December 31, 2020, loans amounting to $2.2 billion and $2.1 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRB. See Note 8 for additional disclosure regarding borrowings.

Loan Modifications Under the CARES Act
The Corporation elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended by the Coronavirus Response and Relief Supplemental Appropriations Act. To be eligible, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) January 1, 2022. Eligible loan modifications are not required to be classified as troubled debt restructurings (“TDRs”) and are not reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized unless the loan is placed on nonaccrual status in accordance with the nonaccrual loans accounting policy described below.

Washington Trust has processed loan payment deferral modifications, or "deferments", on 654 loans totaling $728 million since the beginning of the second quarter of 2020, in response to the COVID-19 pandemic. The majority of these deferments qualified as eligible loan modifications under Section 4013 of the CARES Act, as amended. As of September 30, 2021, we had active deferments on five loans totaling $38.0 million, or 1% of total loans excluding Paycheck Protection Program (“PPP”) loans.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Concentrations of Credit Risk
A significant portion of our loan portfolio is concentrated among borrowers in southern New England and a substantial portion of the portfolio is collateralized by real estate in this area. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy, as well as the health of the real estate economic sector in the Corporation’s market area.

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
September 30, 2021	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,661,785	$1,661,785
Commercial & industrial	1	1	—	2	682,772	682,774
Total commercial	1	1	—	2	2,344,557	2,344,559
Residential Real Estate:
Residential real estate	3,452	2,319	2,927	8,698	1,663,666	1,672,364
Consumer:
Home equity	398	323	103	824	249,050	249,874
Other	19	5	—	24	19,583	19,607
Total consumer	417	328	103	848	268,633	269,481
Total loans	$3,870	$2,648	$3,030	$9,548	$4,276,856	$4,286,404

(Dollars in thousands)	Days Past Due
December 31, 2020	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$265	$—	$—	$265	$1,632,759	$1,633,024
Commercial & industrial	1	2	—	3	817,405	817,408
Total commercial	266	2	—	268	2,450,164	2,450,432
Residential Real Estate:
Residential real estate	4,466	701	5,172	10,339	1,456,973	1,467,312
Consumer:
Home equity	894	129	644	1,667	257,518	259,185
Other	23	7	88	118	18,943	19,061
Total consumer	917	136	732	1,785	276,461	278,246
Total loans	$5,649	$839	$5,904	$12,392	$4,183,598	$4,195,990

Included in past due loans as of September 30, 2021 and December 31, 2020, were nonaccrual loans of $6.9 million and $8.5 million, respectively.

All loans 90 days or more past due at September 30, 2021 and December 31, 2020 were classified as nonaccrual.

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

The following table presents the carrying value of nonaccrual loans:

(Dollars in thousands)	Sep 30, 2021	Dec 31, 2020
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	10,321	11,981
Consumer:
Home equity	655	1,128
Other	—	88
Total consumer	655	1,216
Total nonaccrual loans	$10,976	$13,197
Accruing loans 90 days or more past due	$—	$—

Nonaccrual loans of $4.0 million and $4.7 million, respectively, at September 30, 2021 and December 31, 2020 were current as to the payment of principal and interest.

No ACL was deemed necessary on nonaccrual loans with a carrying value of $4.0 million and $3.0 million, respectively, as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, nonaccrual loans secured by one- to four-family residential property amounting to $1.5 million and $3.4 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2021.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2021	2020	2021	2020
Commercial:
Commercial real estate	$—	$—	$—	$—
Commercial & industrial	—	—	—	—
Total commercial	—	—	—	—
Residential Real Estate:
Residential real estate	131	70	288	341
Consumer:
Home equity	9	11	44	51
Other	—	—	—	—
Total consumer	9	11	44	51
Total	$140	$81	$332	$392

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the recorded investment in TDRs and other pertinent information:

(Dollars in thousands)	Sep 30, 2021	Dec 31, 2020
Accruing TDRs	$8,047	$13,418
Nonaccrual TDRs	1,732	2,345
Total TDRs	$9,779	$15,763

Specific reserves on TDRs included in the ACL on loans	$195	$159
Additional commitments to lend to borrowers with TDRs	$—	$—

The following tables present TDRs occurring during the period indicated and the recorded investment pre- and post- modification:

(Dollars in thousands)			Outstanding Recorded Investment
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended September 30,	2021	2020	2021	2020	2021	2020
Commercial:
Commercial real estate	—	—	$—	$—	$—	$—
Commercial & industrial	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Residential Real Estate:
Residential real estate	—	4	—	2,092	—	2,092
Consumer:
Home equity	—	1	—	71	—	71
Other	—	—	—	—	—	—
Total consumer	—	1	$—	$71	$—	$71
Total	—	5	$—	$2,163	$—	$2,163

(Dollars in thousands)			Outstanding Recorded Investment
	# of Loans		Pre-Modifications		Post-Modifications
Nine months ended September 30,	2021	2020	2021	2020	2021	2020
Commercial:
Commercial real estate	—	1	$—	$841	$—	$841
Commercial & industrial	—	2	—	460	—	460
Total commercial	—	3	—	1,301	—	1,301
Residential Real Estate:
Residential real estate	—	10	—	5,604	—	5,604
Consumer:
Home equity	—	4	—	873	—	873
Other	—	—	—	—	—	—
Total consumer	—	4	$—	$873	$—	$873
Total	—	17	$—	$7,778	$—	$7,778

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents TDRs occurring during the period indicated by type of modification:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2021	2020	2021	2020
Below-market interest rate concession	$—	$—	$—	$—
Payment deferral	—	2,163	—	7,365
Maturity / amortization concession	—	—	—	—
Interest only payments	—	—	—	—
Combination (1)	—	—	—	413
Total	$—	$2,163	$—	$7,778
(1)Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

The following tables present information on TDRs modified within the previous 12 months for which there was a payment default:

(Dollars in thousands)	# of Loans		Recorded Investment
Three months ended September 30,	2021	2020	2021	2020
TDRs with a Payment Default:
Residential real estate	1	1	$330	$903
Home equity	—	1	—	47
Totals	1	2	$330	$950

(Dollars in thousands)	# of Loans		Recorded Investment
Nine months ended September 30,	2021	2020	2021	2020
TDRs with a Payment Default:
Residential real estate	1	1	$330	$903
Home equity	—	1	—	47
Totals	1	2	$330	$950

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. As of September 30, 2021, the carrying value of individually analyzed loans amounted to $15.5 million, of which $7.7 million were considered collateral dependent. As of December 31, 2020, the carrying value of individually analyzed loans amounted to $18.3 million, of which $8.4 million were considered collateral dependent.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$4,009	$321	$1,792	$—
Commercial & industrial (2)	—	—	451	—
Total commercial	4,009	321	2,243	—
Residential Real Estate:
Residential real estate (3)	3,716	538	5,947	38
Consumer:
Home equity (3)	—	—	254	183
Other	—	—	—	—
Total consumer	—	—	254	183
Total	$7,725	$859	$8,444	$221
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

In addition, other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and home equity consumer loans. Among these techniques is the periodic tracking of loans with an updated Fair Isaac Corporation (“FICO”) score and an updated estimated loan to value (“LTV”) ratio. LTV is estimated based on such factors as geographic location, the original appraised value and changes in median home prices, and takes into consideration the age of the loan. The results of these analyses and other credit review procedures, including selected targeted internal reviews, are taken into account in the determination of qualitative loss factors for residential real estate and home equity consumer credits.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of September 30, 2021:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$260,038	$250,606	$305,492	$215,877	$179,618	$322,267	$8,466	$2,279	$1,544,643
Special Mention	6,002	786	29,670	37,010	16,091	23,209	364	—	113,132
Classified	—	4,010	—	—	—	—	—	—	4,010
Total CRE	266,040	255,402	335,162	252,887	195,709	345,476	8,830	2,279	1,661,785
C&I:
Pass	120,412	96,441	106,652	90,595	52,440	99,439	87,001	1,096	654,076
Special Mention	—	—	642	4,641	6,419	13,019	1,186	—	25,907
Classified	—	—	—	—	—	2,791	—	—	2,791
Total C&I	120,412	96,441	107,294	95,236	58,859	115,249	88,187	1,096	682,774
Residential Real Estate:
Residential real estate:
Current	573,380	387,179	174,478	99,480	95,794	333,355	—	—	1,663,666
Past Due	—	1,407	272	1,299	763	4,957	—	—	8,698
Total residential real estate	573,380	388,586	174,750	100,779	96,557	338,312	—	—	1,672,364
Consumer:
Home equity:
Current	8,170	7,294	4,315	2,682	1,125	3,939	213,010	8,515	249,050
Past Due	—	—	—	—	—	185	241	398	824
Total home equity	8,170	7,294	4,315	2,682	1,125	4,124	213,251	8,913	249,874
Other:
Current	6,128	3,936	1,381	708	784	6,360	286	—	19,583
Past Due	14	10	—	—	—	—	—	—	24
Total other	6,142	3,946	1,381	708	784	6,360	286	—	19,607
Total Loans	$974,144	$751,669	$622,902	$452,292	$353,034	$809,521	$310,554	$12,288	$4,286,404

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2020:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$283,341	$353,875	$260,917	$236,310	$136,490	$249,359	$10,333	$2,386	$1,533,011
Special Mention	756	20,235	39,387	16,222	11,318	10,367	771	—	99,056
Classified	957	—	—	—	—	—	—	—	957
Total CRE	285,054	374,110	300,304	252,532	147,808	259,726	11,104	2,386	1,633,024
C&I:
Pass	293,493	95,775	98,146	56,792	44,445	91,128	95,817	1,296	776,892
Special Mention	1,123	722	3,210	6,839	3,141	14,853	3,806	56	33,750
Classified	403	—	—	—	—	6,363	—	—	6,766
Total C&I	295,019	96,497	101,356	63,631	47,586	112,344	99,623	1,352	817,408
Residential Real Estate:
Residential real estate:
Current	463,477	253,228	146,839	155,976	128,139	309,314	—	—	1,456,973
Past Due	238	1,698	1,310	886	110	6,097	—	—	10,339
Total residential real estate	463,715	254,926	148,149	156,862	128,249	315,411	—	—	1,467,312
Consumer:
Home equity:
Current	9,838	6,771	3,898	1,474	1,217	3,955	219,085	11,280	257,518
Past Due	—	35	24	—	—	186	310	1,112	1,667
Total home equity	9,838	6,806	3,922	1,474	1,217	4,141	219,395	12,392	259,185
Other:
Current	5,214	2,241	1,237	1,544	548	7,850	308	1	18,943
Past Due	19	1	—	—	88	7	3	—	118
Total other	5,233	2,242	1,237	1,544	636	7,857	311	1	19,061
Total Loans	$1,058,859	$734,581	$554,968	$476,043	$325,496	$699,479	$330,433	$16,131	$4,195,990

Consistent with industry practice, Washington Trust may renew commercial loans at or immediately prior to their maturity. In the tables above, renewals subject to full credit evaluation before being granted are reported as originations in the period renewed.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 6 - Allowance for Credit Losses on Loans
The ACL on loans is management’s current estimate of expected credit losses over the expected life of the loans. The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. Qualitative adjustments are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

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

The following table presents the activity in the ACL on loans for the three months ended September 30, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$21,450	$11,717	$33,167	$6,877	$1,340	$495	$1,835	$41,879
Charge-offs	—	2	2	(57)	(183)	(11)	(194)	(249)
Recoveries	—	—	—	5	73	3	76	81
Provision	(613)	(392)	(1,005)	1,131	(112)	(14)	(126)	—
Ending Balance	$20,837	$11,327	$32,164	$7,956	$1,118	$473	$1,591	$41,711

The following table presents the activity in the ACL on loans for the nine months ended September 30, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106
Charge-offs	—	(304)	(304)	(107)	(183)	(36)	(219)	(630)
Recoveries	—	3	3	85	79	19	98	186
Provision	(1,228)	(600)	(1,828)	(64)	(78)	19	(59)	(1,951)
Ending Balance	$20,837	$11,327	$32,164	$7,956	$1,118	$473	$1,591	$41,711

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$20,283	$11,278	$31,561	$8,053	$1,394	$433	$1,827	$41,441
Charge-offs	—	(2)	(2)	(99)	—	(10)	(10)	(111)
Recoveries	—	2	2	—	4	9	13	15
Provision	1,474	(93)	1,381	(35)	(51)	5	(46)	1,300
Ending Balance	$21,757	$11,185	$32,942	$7,919	$1,347	$437	$1,784	$42,645

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014
Adoption of ASC 326	3,405	3,029	6,434	221	(106)	(48)	(154)	6,501
Charge-offs	(172)	(585)	(757)	(99)	(174)	(42)	(216)	(1,072)
Recoveries	—	11	11	—	11	23	34	45
Provision	3,783	4,809	8,592	1,182	226	157	383	10,157
Ending Balance	$21,757	$11,185	$32,942	$7,919	$1,347	$437	$1,784	$42,645

Note 7 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating lease right-of-use (“ROU”) assets amounted to $27.5 million and $29.5 million, respectively, as of September 30, 2021 and December 31, 2020. Operating lease liabilities totaled $29.8 million and $31.7 million, respectively, as of September 30, 2021 and December 31, 2020.

As of September 30, 2021, there were three operating leases that had not yet commenced. As of December 31, 2020, there were no operating leases that had not yet commenced.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $1.0 million and $3.1 million respectively, for the three and nine months ended September 30, 2021, compared to $1.0 million and $3.0 million, respectively, for the same periods in 2020. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents information regarding the Corporation’s operating leases:

	Sep 30, 2021	Dec 31, 2020
Weighted average discount rate	3.35%	3.34%
Range of lease expiration dates	10 months - 19 years	7 months - 20 years
Range of lease renewal options	1 year - 5 years	1 year - 5 years
Weighted average remaining lease term	13.0 years	13.4 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at September 30, 2021, including a reconciliation to the present value of operating lease liabilities recognized in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)
October 1, 2021 to December 31, 2021	$978
2022	3,981
2023	3,881
2024	3,670
2025	2,932
2026 and thereafter	22,099
Total operating lease payments (1)	37,541
Less: interest	7,731
Present value of operating lease liabilities (2)	$29,810
(1)    Includes $1.4 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)    Includes short-term operating lease liabilities of $3.1 million.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2021	2020	2021	2020
Lease Expense:
Operating lease expense	$1,004	$1,005	$3,011	$2,915
Variable lease expense	10	14	44	41
Total lease expense (1)	$1,014	$1,019	$3,055	$2,956
Cash Paid:
Cash paid reducing operating lease liabilities	$932	$956	$2,910	$2,831
(1)    Included in net occupancy expenses in the Unaudited Consolidated Income Statement.

Note 8 - Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $222.6 million and $593.9 million, respectively, at September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Bank had access to a $40.0 million unused line of credit and also had remaining available borrowing capacity of $1.5 billion and $969.7 million, respectively, with the FHLB. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of September 30, 2021:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2021 to December 31, 2021	$142,450	0.39%
2022	—	—
2023	35,000	0.45
2024	35,000	2.45
2025	—	—
2026 and thereafter	10,142	3.06
Balance at September 30, 2021	$222,592	0.84%

Note 9 - Shareholders' Equity
Stock Repurchase Program
The Corporation’s Stock Repurchase Program adopted on December 1, 2020 (the “2020 Repurchase Program”) authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2020 Repurchase Program expired on October 31, 2021 and no shares were repurchased under this program.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at September 30, 2021 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$569,424	13.83%	$329,407	8.00%	N/A	N/A
Bank	559,605	13.59	329,378	8.00	$411,723	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	535,552	13.01	247,055	6.00	N/A	N/A
Bank	525,733	12.77	247,034	6.00	329,378	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	513,553	12.47	185,291	4.50	N/A	N/A
Bank	525,733	12.77	185,275	4.50	267,620	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	535,552	9.12	234,803	4.00	N/A	N/A
Bank	525,733	8.96	234,722	4.00	293,403	5.00

December 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	539,496	13.51	319,532	8.00	N/A	N/A
Bank	534,288	13.38	319,503	8.00	399,379	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	503,791	12.61	239,649	6.00	N/A	N/A
Bank	498,583	12.48	239,627	6.00	319,503	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	481,792	12.06	179,737	4.50	N/A	N/A
Bank	498,583	12.48	179,721	4.50	259,596	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	503,791	8.95	225,209	4.00	N/A	N/A
Bank	498,583	8.86	225,126	4.00	281,407	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at September 30, 2021 and December 31, 2020.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both September 30, 2021 and December 31, 2020, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the FRB’s capital adequacy guidelines.

In accordance with regulatory capital rules, the Corporation elected the option to delay the estimated impact of Accounting Standards Codification (“ASC”) 326 on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of September 30, 2021 and December 31, 2020 exclude the impact of the increased ACL on loans and unfunded loan commitments attributed to the adoption of ASC 326, which was effective January 1, 2020, adjusted for an approximation of the after-tax provision for credit losses attributable to

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
ASC 326 relative to the incurred loss methodology during the deferral period. The cumulative difference at the end of the deferral period will be phased-in to regulatory capital over a three-year transition period beginning in 2022.

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

Cash Flow Hedging Instruments
As of September 30, 2021 and December 31, 2020, the Corporation had interest rate swap contracts with a total notional amount of $60.0 million that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swaps on borrowings mature in December of 2021 and December of 2023.

As of September 30, 2021, the Corporation had an interest rate swap contract with a total notional amount of $300.0 million that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. The interest rate swap on loans was executed in the second quarter of 2021 and matures in May of 2026.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Swap Contracts with Customers
The Corporation enters into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert variable-rate loan payments to fixed-rate loan payments.  When the Corporation enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments.  The Corporation retains the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.  As of September 30, 2021 and December 31, 2020, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $998.5 million and $991.0 million, respectively, and equal amounts of “mirror” swap contracts with third party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
As of September 30, 2021, the notional amounts of risk participation-out agreements and risk participation-in agreements were $74.6 million and $147.4 million, respectively, compared to $61.6 million and $92.7 million, respectively, as of December 31, 2020.

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

As of September 30, 2021, the notional amounts of interest rate lock commitments and forward sale commitments were $97.9 million and $195.1 million, respectively, compared to $167.7 million and $279.7 million, respectively, as of December 31, 2020.

The following table presents the fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2021	Dec 31, 2020	Balance Sheet Location	Sep 30, 2021	Dec 31, 2020
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Other assets	$180	$—	Other liabilities	$2,006	$1,958
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	42,873	75,804	Other liabilities	1,667	68
Mirror swaps with counterparties	Other assets	1,649	67	Other liabilities	42,996	76,248
Risk participation agreements	Other assets	1	22	Other liabilities	2	2
Mortgage loan commitments:
Interest rate lock commitments	Other assets	2,344	7,202	Other liabilities	—	—
Forward sale commitments	Other assets	703	—	Other liabilities	1,024	2,914
Gross amounts		47,750	83,095		47,695	81,190
Less: amounts offset (1)		1,828	67		1,828	67
Derivative balances, net of offset		45,922	83,028		45,867	81,123
Less: collateral pledged (2)		—	—		39,109	74,698
Net amounts		$45,922	$83,028		$6,758	$6,425
(1)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(2)Collateral pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
	Three Months		Nine Months
Periods ended September 30,	2021	2020	2021	2020
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	($403)	$214	($36)	($1,109)
Interest rate caps	—	25	—	71
Interest rate floors	—	(85)	—	150
Total	($403)	$154	($36)	($888)

Interest rate cap and interest rate floor contracts designated as cash flow hedges matured in 2020.

For derivatives designated as cash flow hedging instruments, see Note 16 for additional disclosure pertaining to the amounts and location of reclassifications from accumulated other comprehensive income into earnings.

The following table presents the effect of derivative instruments in the Corporation’s Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months		Nine Months
Periods ended September 30,	Statement of Income Location	2021	2020	2021	2020
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	($2,715)	$767	($21,281)	$67,258
Mirror swaps with counterparties	Loan related derivative income	3,558	499	23,173	(63,655)
Risk participation agreements	Loan related derivative income	(115)	(2)	478	215
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(17)	(1,499)	(4,859)	5,785
Forward sale commitments	Mortgage banking revenues	(361)	(4,743)	4,994	(10,733)
Total		$350	($4,978)	$2,505	($1,130)

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Aggregate fair value	$48,705	$61,614
Aggregate principal balance	47,464	59,313
Difference between fair value and principal balance	$1,241	$2,301

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to an increase to mortgage banking revenues of $372 thousand for the three months ended September 30, 2021 and a decrease to mortgage banking revenues of $1.1 million for the nine months ended September 30, 2021. This compared to increases to mortgage banking revenues of $1.1 million and $2.2 million, respectively, in the three and nine months ended September 30, 2020.

There were no mortgage loans held for sale 90 days or more past due as of September 30, 2021 and December 31, 2020.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at September 30, 2021 and December 31, 2020.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at September 30, 2021 and December 31, 2020.

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

Derivatives
Interest rate swaps, caps and floors are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of September 30, 2021 and December 31, 2020, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$178,605	$—	$178,605	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	843,702	—	843,702	—
Individual name issuer trust preferred debt securities	11,156	—	11,156	—
Corporate bonds	12,370	—	12,370	—
Mortgage loans held for sale	48,705	—	48,705	—
Derivative assets	45,922	—	45,922	—
Total assets at fair value on a recurring basis	$1,140,460	$—	$1,140,460	$—
Liabilities:
Derivative liabilities	$45,867	$—	$45,867	$—
Total liabilities at fair value on a recurring basis	$45,867	$—	$45,867	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$131,669	$—	$131,669	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	740,305	—	740,305	—
Individual name issuer trust preferred debt securities	12,669	—	12,669	—
Corporate bonds	9,928	—	9,928	—
Mortgage loans held for sale	61,614	—	61,614	—
Derivative assets	83,028	—	83,028	—
Total assets at fair value on a recurring basis	$1,039,213	$—	$1,039,213	$—
Liabilities:
Derivative liabilities	$81,123	$—	$81,123	$—
Total liabilities at fair value on a recurring basis	$81,123	$—	$81,123	$—

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at September 30, 2021, which were written down to fair value during the nine months ended September 30, 2021:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$3,563	$—	$—	$3,563
Total assets at fair value on a nonrecurring basis	$3,563	$—	$—	$3,563

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2021
Collateral dependent individually analyzed loans	$3,563	Appraisals of collateral	Discount for costs to sell	0% - 14% (11%)
			Appraisal adjustments	0% - 100% (15%)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2020
Collateral dependent individually analyzed loans	$1,720	Appraisals of collateral	Discount for costs to sell	0% - 25% (11%)
			Appraisal adjustments	0% - 100% (15%)

Loan servicing rights	7,434	Discounted cash flow	Discount rates	10% - 14% (10%)
			Prepayment rates	18% - 42% (21%)

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

(Dollars in thousands)
September 30, 2021	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,244,693	$4,174,632	$—	$—	$4,174,632

Financial Liabilities:
Time deposits	$1,464,284	$1,468,196	$—	$1,468,196	$—
FHLB advances	222,592	225,069	—	225,069	—
Junior subordinated debentures	22,681	20,136	—	20,136	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2020	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,151,884	$4,114,628	$—	$—	$4,114,628

Financial Liabilities:
Time deposits	$1,296,396	$1,302,128	$—	$1,302,128	$—
FHLB advances	593,859	602,000	—	602,000	—
Junior subordinated debentures	22,681	19,422	—	19,422	—

Note 12 - Revenue from Contracts with Customers
The following tables summarize total revenues as presented in the Unaudited Consolidated Statements of Income and the related amounts that are from contracts with customers within the scope of ASC 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of ASC 606.

For the three months ended September 30,	2021		2020
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$36,070	$—	$31,654	$—
Noninterest income:
Asset-based wealth management revenues	10,224	10,224	8,786	8,786
Transaction-based wealth management revenues	231	231	168	168
Total wealth management revenues	10,455	10,455	8,954	8,954
Mortgage banking revenues	6,373	—	12,353	—
Card interchange fees	1,265	1,265	1,161	1,161
Service charges on deposit accounts	673	673	598	598
Loan related derivative income	728	—	1,264	—
Income from bank-owned life insurance	618	—	567	—
Other income	408	310	571	491
Total noninterest income	20,520	12,703	25,468	11,204
Total revenues	$56,590	$12,703	$57,122	$11,204
(1)As reported in the Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

For the nine months ended September 30,	2021		2020
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$103,695	$—	$95,201	$—
Noninterest income:
Asset-based wealth management revenues	29,798	29,798	25,297	25,297
Transaction-based wealth management revenues	980	980	951	951
Total wealth management revenues	30,778	30,778	26,248	26,248
Mortgage banking revenues	24,294	—	33,300	—
Card interchange fees	3,714	3,714	3,139	3,139
Service charges on deposit accounts	1,917	1,917	1,975	1,975
Loan related derivative income	2,370	—	3,818	—
Income from bank-owned life insurance	1,781	—	1,922	—
Other income	2,233	1,834	1,313	1,026
Total noninterest income	67,087	38,243	71,715	32,388
Total revenues	$170,782	$38,243	$166,916	$32,388
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

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2021	2020	2021	2020
Revenue recognized at a point in time:
Card interchange fees	$1,265	$1,161	$3,714	$3,139
Service charges on deposit accounts	531	447	1,516	1,488
Other income	247	441	1,678	895
Revenue recognized over time:
Wealth management revenues	10,455	8,954	30,778	26,248
Service charges on deposit accounts	142	151	401	487
Other income	63	50	156	131
Total revenues from contracts in scope of Topic 606	$12,703	$11,204	$38,243	$32,388

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
$4.8 million at both September 30, 2021 and December 31, 2020 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both September 30, 2021 and December 31, 2020 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $1.6 million at September 30, 2021, compared to $1.5 million at December 31, 2020 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Nine Months		Three Months		Nine Months
Periods ended September 30,	2021	2020	2021	2020	2021	2020	2021	2020
Net Periodic Benefit Cost:
Service cost (1)	$592	$541	$1,777	$1,623	$52	$43	$156	$128
Interest cost (2)	500	626	1,502	1,879	84	116	253	349
Expected return on plan assets (2)	(1,203)	(1,135)	(3,611)	(3,404)	—	—	—	—
Recognized net actuarial loss (2)	531	396	1,591	1,187	180	139	542	419
Net periodic benefit cost	$420	$428	$1,259	$1,285	$316	$298	$951	$896
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the nine months ended September 30,	2021	2020	2021	2020
Measurement date	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
Equivalent single discount rate for benefit obligations	2.71%	3.42%	2.51%	3.30%
Equivalent single discount rate for service cost	2.86	3.54	2.94	3.62
Equivalent single discount rate for interest cost	2.16	3.07	1.97	2.93
Expected long-term return on plan assets	5.75	5.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 14 - Share-Based Compensation Arrangements
During the nine months ended September 30, 2021, the Corporation granted performance share unit awards and nonvested share unit awards.

Performance share unit awards were granted to certain key employees providing the opportunity to earn shares of common stock over a 3-year performance period. The weighted average fair value of the performance share unit awards was $46.15. The number of shares to be vested will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share award agreements. Based on the most recent performance assumption available, it is estimated that 51,156 shares will be earned.

In addition, the Corporation granted to certain key employees and non-executive directors 8,360 nonvested share units with 3-year cliff vesting. The weighted average grant date fair value of the nonvested share units was $50.81.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income (expense)	$35,732	$33,103	($25)	($24)	$363	($1,425)	$36,070	$31,654
Provision for credit losses	—	1,325	—	—	—	—	—	1,325
Net interest income (expense) after provision for credit losses	35,732	31,778	(25)	(24)	363	(1,425)	36,070	30,329
Noninterest income	9,440	15,940	10,455	8,954	625	574	20,520	25,468
Noninterest expenses:
Depreciation and amortization expense	718	601	341	350	46	38	1,105	989
Other noninterest expenses	20,108	20,273	7,190	7,178	4,117	3,904	31,415	31,355
Total noninterest expenses	20,826	20,874	7,531	7,528	4,163	3,942	32,520	32,344
Income (loss) before income taxes	24,346	26,844	2,899	1,402	(3,175)	(4,793)	24,070	23,453
Income tax expense (benefit)	5,394	5,828	710	403	(785)	(1,100)	5,319	5,131
Net income (loss)	$18,952	$21,016	$2,189	$999	($2,390)	($3,693)	$18,751	$18,322

Total assets at period end	$4,520,169	$4,588,419	$75,438	$74,942	$1,407,036	$1,186,431	$6,002,643	$5,849,792
Expenditures for long-lived assets	309	360	13	20	16	26	338	406

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2021	2020	2021	2020	2021	2020	2021	2020
Net interest income (expense)	$105,579	$94,692	($72)	($117)	($1,812)	$626	$103,695	$95,201
Provision for credit losses	(2,000)	10,561	—	—	—	—	(2,000)	10,561
Net interest income (expense) after provision for loan losses	107,579	84,131	(72)	(117)	(1,812)	626	105,695	84,640
Noninterest income	33,510	43,515	31,778	26,248	1,799	1,952	67,087	71,715
Noninterest expenses:
Depreciation and amortization expense	2,040	1,832	1,044	1,058	139	116	3,223	3,006
Other noninterest expenses	60,093	56,571	20,594	20,408	16,335	11,290	97,022	88,269
Total noninterest expenses	62,133	58,403	21,638	21,466	16,474	11,406	100,245	91,275
Income (loss) before income taxes	78,956	69,243	10,068	4,665	(16,487)	(8,828)	72,537	65,080
Income tax expense (benefit)	17,275	14,769	2,412	1,216	(3,832)	(2,168)	15,855	13,817
Net income (loss)	$61,681	$54,474	$7,656	$3,449	($12,655)	($6,660)	$56,682	$51,263

Total assets at period end	$4,520,169	$4,588,419	$75,438	$74,942	$1,407,036	$1,186,431	$6,002,643	$5,849,792
Expenditures for long-lived assets	2,026	1,147	87	86	53	98	2,166	1,331

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 16 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended September 30,	2021			2020
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	($4,127)	($990)	($3,137)	($4,582)	($1,077)	($3,505)
Cash flow hedges:
Change in fair value of cash flow hedges	(288)	(69)	(219)	(146)	(39)	(107)
Net cash flow hedge (losses) gains reclassified into earnings (1) (2)	(243)	(59)	(184)	344	83	261
Net change in fair value of cash flow hedges	(531)	(128)	(403)	198	44	154
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	711	171	540	535	125	410
Total other comprehensive loss	($3,947)	($947)	($3,000)	($3,849)	($908)	($2,941)
(1)The pre-tax amounts for the three months ended September 30, 2021 are included in interest expense on FHLB advances and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(2)The pre-tax amounts for the three months ended September 30, 2020 are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(3)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Nine months ended September 30,	2021			2020
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	($16,212)	($3,890)	($12,322)	$9,794	$2,301	$7,493
Cash flow hedges:
Change in fair value of cash flow hedges	(21)	(5)	(16)	(1,994)	(473)	(1,521)
Net cash flow hedge (losses) gains reclassified into earnings (1) (2)	(27)	(7)	(20)	829	196	633
Net change in fair value of cash flow hedges	(48)	(12)	(36)	(1,165)	(277)	(888)
Defined benefit plan obligations:
Amortization of net actuarial losses (3)	2,133	512	1,621	1,606	377	1,229
Total other comprehensive (loss) income	($14,127)	($3,390)	($10,737)	$10,235	$2,401	$7,834
(1)The pre-tax amounts for the nine months ended September 30, 2021 are included in interest expense on FHLB advances and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(2)The pre-tax amounts for the nine months ended September 30, 2020 are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(3)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended September 30, 2021
Balance at June 30, 2021	$696	($1,080)	($14,744)	($15,128)
Other comprehensive loss before reclassifications	(3,137)	(219)	—	(3,356)
Amounts reclassified from accumulated other comprehensive income	—	(184)	540	356
Net other comprehensive (loss) income	(3,137)	(403)	540	(3,000)
Balance at September 30, 2021	($2,441)	($1,483)	($14,204)	($18,128)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the nine months ended September 30, 2021
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)
Other comprehensive loss before reclassifications	(12,322)	(16)	—	(12,338)
Amounts reclassified from accumulated other comprehensive income	—	(20)	1,621	1,601
Net other comprehensive (loss) income	(12,322)	(36)	1,621	(10,737)
Balance at September 30, 2021	($2,441)	($1,483)	($14,204)	($18,128)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the three months ended September 30, 2020
Balance at June 30, 2020	$14,224	($1,835)	($12,851)	($462)
Other comprehensive loss before reclassifications	(3,505)	(107)	—	(3,612)
Amounts reclassified from accumulated other comprehensive income	—	261	410	671
Net other comprehensive (loss) income	(3,505)	154	410	(2,941)
Balance at September 30, 2020	$10,719	($1,681)	($12,441)	($3,403)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Defined Benefit Pension Plan Adjustment	Total
For the nine months ended September 30, 2020
Balance at December 31, 2019	$3,226	($793)	($13,670)	($11,237)
Other comprehensive income (loss) before reclassifications	7,493	(1,521)	—	5,972
Amounts reclassified from accumulated other comprehensive income	—	633	1,229	1,862
Net other comprehensive income (loss)	7,493	(888)	1,229	7,834
Balance at September 30, 2020	$10,719	($1,681)	($12,441)	($3,403)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 17 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2021	2020	2021	2020
Earnings per common share - basic:
Net income	$18,751	$18,322	$56,682	$51,263
Less: dividends and undistributed earnings allocated to participating securities	(55)	(37)	(163)	(109)
Net income available to common shareholders	$18,696	$18,285	$56,519	$51,154
Weighted average common shares	17,320	17,260	17,303	17,287
Earnings per common share - basic	$1.08	$1.06	$3.27	$2.96
Earnings per common share - diluted:
Net income	$18,751	$18,322	$56,682	$51,263
Less: dividends and undistributed earnings allocated to participating securities	(54)	(37)	(162)	(109)
Net income available to common shareholders	$18,697	$18,285	$56,520	$51,154
Weighted average common shares	17,320	17,260	17,303	17,287
Dilutive effect of common stock equivalents	124	57	148	82
Weighted average diluted common shares	17,444	17,317	17,451	17,369
Earnings per common share - diluted	$1.07	$1.06	$3.24	$2.95

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 148,542 and 149,675, respectively, for the three and nine months ended September 30, 2021, compared to 223,210 and 221,047, respectively, for the same periods in 2020.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $12.1 million and $11.7 million, respectively, as of September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, there were no liabilities to beneficiaries resulting from

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and nine months ended September 30, 2021 and 2020.

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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Sep 30, 2021	Dec 31, 2020
Financial instruments whose contract amounts represent credit risk (unfunded commitments):
Commitments to extend credit:
Commercial loans	$483,296	$453,493
Home equity lines	352,999	319,744
Other loans	125,949	89,078
Standby letters of credit	12,146	11,709
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	97,856	167,671
Forward sale commitments	195,105	279,653
Loan related derivative contracts:
Interest rate swaps with customers	998,530	991,002
Mirror swaps with counterparties	998,530	991,002
Risk participation-in agreements	147,404	92,717
Interest rate risk management contracts:
Interest rate swaps	360,000	60,000

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

The activity in the ACL on unfunded commitments for the three months ended September 30, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,214	$1,045	$2,259	$56	$—	$18	$18	$2,333
Provision	4	(8)	(4)	4	—	—	—	—
Ending Balance	$1,218	$1,037	$2,255	$60	$—	$18	$18	$2,333

The activity in the ACL on unfunded commitments for the nine months ended September 30, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$907	$1,402	$2,309	$54	$—	$19	$19	$2,382
Provision	311	(365)	(54)	6	—	(1)	(1)	(49)
Ending Balance	$1,218	$1,037	$2,255	$60	$—	$18	$18	$2,333

The activity in the ACL on unfunded commitments for the three months ended September 30, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$887	$1,207	$2,094	$42	$—	$19	$19	$2,155
Provision	(30)	60	30	(5)	—	—	—	25
Ending Balance	$857	$1,267	$2,124	$37	$—	$19	$19	$2,180

The activity in the ACL on unfunded commitments for the nine months ended September 30, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$136	$144	$280	$6	$—	$7	$7	$293
Adoption of Topic 326	817	626	1,443	34	—	6	6	1,483
Provision	(96)	497	401	(3)	—	6	6	404
Ending Balance	$857	$1,267	$2,124	$37	$—	$19	$19	$2,180

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the full-year ended December 31, 2021 or any future period.

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

Some of the factors that might cause these differences include the following: the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; changes in consumer behavior due to changing political, business and economic conditions, including concerns about inflation, or legislative or regulatory initiatives; the possibility that future credits losses are higher than currently expected due to changes in economic assumptions or adverse economic developments; volatility in national and international financial markets; reductions in net interest income resulting from interest rate changes or volatility as well as changes in the balance and mix of loans and deposits; reductions in the market value or outflows of wealth management assets under administration; decreases in the value of securities and other assets; reductions in loan demand; changes in loan collectability, increases in defaults and charge-off rates; changes related to the discontinuation and replacement of LIBOR; changes in the size and nature of our competition; changes in legislation or regulation and accounting principles, policies and guidelines; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics; reputational risk relating to our participation in the Paycheck Protection Program and other pandemic-related legislative and regulatory initiatives and programs; and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Allowance for Credit Losses on Loans
The allowance for credit losses (“ACL") on loans is management’s current estimate of expected credit losses over the expected life of the loans. In accordance with the ACL policy, the methodology is reviewed no less than annually. The ACL on loans is established through a provision for credit losses recognized in the Unaudited Consolidated Statements of Income and by recoveries of amounts previously charged-off. The ACL on loans is reduced by charge-offs on loans.  Loan charge-

Management's Discussion and Analysis
offs are recognized when management believes the collectability of the principal balance outstanding is unlikely.  Full or partial charge-offs on collateral dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

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

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: (1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; (3) changes in the nature and volume of the portfolio and in the terms of loans; (4) changes in the experience,

Management's Discussion and Analysis
ability, and depth of lending management and other relevant staff; (5) changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; (6) changes in the quality of the institution’s credit review system; (7) changes in the value of underlying collateral for collateral dependent loans; (8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks.

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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. In 2022, we plan to open a new full-service branch in Cumberland, Rhode Island.

COVID-19 Pandemic Related
On March 11, 2021, the American Rescue Plan Act (“ARP”) was signed into law providing an additional $1.9 trillion in COVID-19 economic relief. The ARP included provisions on aid to state and local governments, hard-hit industries and communities, additional direct stimulus payments to qualifying individuals, additional funding for the Small Business Administration’s (“SBA’s”) PPP and other provisions. PPP loans are 100% guaranteed by the SBA. On May 4, 2021, the SBA announced that PPP funding was exhausted and that it stopped accepting new loan applications from most lenders.

In the nine months ended September 30, 2021, we originated 1,157 PPP loans with principal balances totaling $101 million and we processed SBA forgiveness on 2,228 PPP loans with principal balances totaling $224 million.

As of September 30, 2021, the carrying value of PPP loans amounted to $77.4 million and included net unamortized loan origination fee balances of $2.6 million. As of October 31, 2021, the carrying value of PPP loans declined to $59.7 million and included net unamortized loan origination fee balances of $2.0 million. Management expects that a significant portion of remaining PPP loans will be ultimately forgiven by the SBA in accordance with the terms of the program. See additional disclosure regarding PPP loans under the heading “Commercial & Industrial Loans” in the Financial Condition section.

Risk Management
The Corporation has a comprehensive enterprise risk management (“ERM”) program through which the Corporation identifies, measures, monitors and controls current and emerging material risks.

Management's Discussion and Analysis
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

Management's Discussion and Analysis

Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2021	2020	$	%	2021	2020	$	%
Net interest income	$36,070	$31,654	$4,416	14%	$103,695	$95,201	$8,494	9%
Noninterest income	20,520	25,468	(4,948)	(19)	67,087	71,715	(4,628)	(6)
Total revenues	56,590	57,122	(532)	(1)	170,782	166,916	3,866	2
Provision for credit losses	—	1,325	(1,325)	(100)	(2,000)	10,561	(12,561)	(119)
Noninterest expense	32,520	32,344	176	1	100,245	91,275	8,970	10
Income before income taxes	24,070	23,453	617	3	72,537	65,080	7,457	11
Income tax expense	5,319	5,131	188	4	15,855	13,817	2,038	15
Net income	$18,751	$18,322	$429	2%	$56,682	$51,263	$5,419	11%

The following table presents a summary of performance metrics and ratios:

	Three Months		Nine Months
Periods ended September 30,	2021	2020	2021	2020
Diluted earnings per common share	$1.07	$1.06	$3.24	$2.95
Return on average assets (net income divided by average assets)	1.26%	1.24%	1.30%	1.20%
Return on average equity (net income available for common shareholders divided by average equity)	13.37%	13.99%	13.93%	13.36%
Net interest income as a percentage of total revenues	64%	55%	61%	57%
Noninterest income as a percentage of total revenues	36%	45%	39%	43%

Net income totaled $18.8 million and $56.7 million, respectively, for the three and nine months ended September 30, 2021, compared to $18.3 million and $51.3 million, respectively, for the same periods in 2020.

In 2021, net interest income largely benefited from lower funding costs and a reduction in wholesale funding balances, as well as accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA. Noninterest income changes reflected lower mortgage banking revenues and higher wealth management revenues. The reduction in credit loss provisioning reflected improvement in forecasted economic conditions and continued stable asset quality metrics. Noninterest expenses in 2021 included debt prepayment penalty expense associated with paying off higher yielding FHLB advances, as well as an increase in salaries and benefits expense.

Management's Discussion and Analysis
Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis
The following table presents average balance and interest rate information.  Tax-exempt income is converted to a fully taxable equivalent (“FTE”) basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. Unrealized gains (losses) on available for sale securities and changes in fair value on mortgage loans held for sale are excluded from the average balance and yield calculations. Nonaccrual loans, as well as interest recognized on these loans, are included in amounts presented for loans.

Three months ended September 30,	2021			2020			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$179,574	$56	0.12	$168,106	$39	0.09	$11,468	$17	0.03
Mortgage loans held for sale	41,261	298	2.87	61,043	468	3.05	(19,782)	(170)	(0.18)
Taxable debt securities	1,045,997	3,683	1.40	906,977	4,870	2.14	139,020	(1,187)	(0.74)
FHLB stock	18,909	95	1.99	43,839	532	4.83	(24,930)	(437)	(2.84)
Commercial real estate	1,648,972	12,209	2.94	1,652,136	11,649	2.81	(3,164)	560	0.13
Commercial & industrial	736,073	7,886	4.25	849,452	6,920	3.24	(113,379)	966	1.01
Total commercial	2,385,045	20,095	3.34	2,501,588	18,569	2.95	(116,543)	1,526	0.39
Residential real estate	1,623,913	13,511	3.30	1,510,621	14,047	3.70	113,292	(536)	(0.40)
Home equity	252,938	2,043	3.20	276,221	2,320	3.34	(23,283)	(277)	(0.14)
Other	19,822	247	4.94	18,706	237	5.04	1,116	10	(0.10)
Total consumer	272,760	2,290	3.33	294,927	2,557	3.45	(22,167)	(267)	(0.12)
Total loans	4,281,718	35,896	3.33	4,307,136	35,173	3.25	(25,418)	723	0.08
Total interest-earning assets	5,567,459	40,028	2.85	5,487,101	41,082	2.98	80,358	(1,054)	(0.13)
Noninterest-earning assets	351,678			377,348			(25,670)
Total assets	$5,919,137			$5,864,449			$54,688
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$206,237	$51	0.10	$157,986	$83	0.21	$48,251	($32)	(0.11)
NOW accounts	782,963	129	0.07	631,148	99	0.06	151,815	30	0.01
Money market accounts	1,014,204	586	0.23	839,032	977	0.46	175,172	(391)	(0.23)
Savings accounts	530,956	70	0.05	428,781	67	0.06	102,175	3	(0.01)
Time deposits (in-market)	672,012	1,695	1.00	730,464	3,015	1.64	(58,452)	(1,320)	(0.64)
Total interest-bearing in-market deposits	3,206,372	2,531	0.31	2,787,411	4,241	0.61	418,961	(1,710)	(0.30)
Wholesale brokered time deposits	722,233	258	0.14	463,756	1,291	1.11	258,477	(1,033)	(0.97)
Total interest-bearing deposits	3,928,605	2,789	0.28	3,251,167	5,532	0.68	677,438	(2,743)	(0.40)
FHLB advances	317,766	872	1.09	860,758	3,354	1.55	(542,992)	(2,482)	(0.46)
Junior subordinated debentures	22,681	92	1.61	22,681	135	2.37	—	(43)	(0.76)
PPPLF borrowings	—	—	—	180,128	159	0.35	(180,128)	(159)	(0.35)
Total interest-bearing liabilities	4,269,052	3,753	0.35	4,314,734	9,180	0.85	(45,682)	(5,427)	(0.50)
Noninterest-bearing demand deposits	952,676			842,949			109,727
Other liabilities	142,562			186,981			(44,419)
Shareholders’ equity	554,847			519,785			35,062
Total liabilities and shareholders’ equity	$5,919,137			$5,864,449			$54,688
Net interest income (FTE)		$36,275			$31,902			$4,373
Interest rate spread			2.50			2.13			0.37
Net interest margin			2.58			2.31			0.27

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2021	2020	Change
Commercial loans	$205	$248	($43)

Nine months ended September 30,	2021			2020			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$160,350	$121	0.10	$156,296	$424	0.36	$4,054	($303)	(0.26)
Mortgage loans held for sale	53,307	1,144	2.87	48,570	1,193	3.28	4,737	(49)	(0.41)
Taxable debt securities	997,741	10,366	1.39	905,692	16,181	2.39	92,049	(5,815)	(1.00)
FHLB stock	24,265	338	1.86	49,236	1,826	4.95	(24,971)	(1,488)	(3.09)
Commercial real estate	1,638,200	35,269	2.88	1,623,612	40,326	3.32	14,588	(5,057)	(0.44)
Commercial & industrial	794,091	23,865	4.02	749,905	20,214	3.60	44,186	3,651	0.42
Total commercial	2,432,291	59,134	3.25	2,373,517	60,540	3.41	58,774	(1,406)	(0.16)
Residential real estate	1,531,529	39,248	3.43	1,492,589	42,660	3.82	38,940	(3,412)	(0.39)
Home equity	255,959	6,220	3.25	281,488	7,802	3.70	(25,529)	(1,582)	(0.45)
Other	20,301	742	4.89	19,171	716	4.99	1,130	26	(0.10)
Total consumer	276,260	6,962	3.37	300,659	8,518	3.78	(24,399)	(1,556)	(0.41)
Total loans	4,240,080	105,344	3.32	4,166,765	111,718	3.58	73,315	(6,374)	(0.26)
Total interest-earning assets	5,475,743	117,313	2.86	5,326,559	131,342	3.29	149,184	(14,029)	(0.43)
Noninterest-earning assets	346,514			357,133			(10,619)
Total assets	$5,822,257			$5,683,692			$138,565
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$190,979	$196	0.14	$158,594	$725	0.61	$32,385	($529)	(0.47)
NOW accounts	747,385	350	0.06	569,283	253	0.06	178,102	97	—
Money market accounts	958,812	1,852	0.26	818,530	4,439	0.72	140,282	(2,587)	(0.46)
Savings accounts	513,110	211	0.05	402,243	195	0.06	110,867	16	(0.01)
Time deposits (in-market)	687,278	5,822	1.13	752,443	10,571	1.88	(65,165)	(4,749)	(0.75)
Total interest-bearing in-market deposits	3,097,564	8,431	0.36	2,701,093	16,183	0.80	396,471	(7,752)	(0.44)
Wholesale brokered time deposits	655,165	982	0.20	471,771	4,997	1.41	183,394	(4,015)	(1.21)
Total interest-bearing deposits	3,752,729	9,413	0.34	3,172,864	21,180	0.89	579,865	(11,767)	(0.55)
FHLB advances	438,213	3,253	0.99	1,016,943	13,501	1.77	(578,730)	(10,248)	(0.78)
Junior subordinated debentures	22,681	278	1.64	22,681	519	3.06	—	(241)	(1.42)
PPPLF borrowings	—	—	—	61,333	161	0.35	(61,333)	(161)	(0.35)
Total interest-bearing liabilities	4,213,623	12,944	0.41	4,273,821	35,361	1.11	(60,198)	(22,417)	(0.70)
Noninterest-bearing demand deposits	918,760			733,359			185,401
Other liabilities	147,244			164,928			(17,684)
Shareholders’ equity	542,630			511,584			31,046
Total liabilities and shareholders’ equity	$5,822,257			$5,683,692			$138,565
Net interest income (FTE)		$104,369			$95,981			$8,388
Interest rate spread			2.45			2.18			0.27
Net interest margin			2.55			2.41			0.14

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2021	2020	Change
Commercial loans	$674	$780	($106)

Net Interest Income
Net interest income continues to be the primary source of our operating income.  Net interest income for the three and nine months ended September 30, 2021 totaled $36.1 million and $103.7 million, respectively, compared to $31.7 million and $95.2 million, respectively, for the same periods in 2020. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin (“NIM”) and the yield on loans may be impacted by the periodic recognition of prepayment penalty fee income associated with loan payoffs. There was no prepayment penalty fee income associated with loan payoffs for the three months ended September 30, 2021, while there was $934 thousand of such income (or 2 basis points of benefit to NIM) for the nine months ended September 30, 2021. Prepayment penalty fee income associated with loan payoffs amounted to $33 thousand (or 0 basis points benefit to NIM) and $180 thousand (or 1 basis point benefit to the NIM), respectively, for the three and nine months ended September 30, 2020.

The analysis of net interest income, NIM and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. As PPP loans are forgiven by the SBA, related unamortized net fee balances are accelerated and amortized into net interest income. As market interest rates decline, payments on mortgage-backed securities and loan prepayments generally increase. This results in accelerated levels of amortization reducing net interest income and may also result in the proceeds having to be reinvested at a lower rate than the mortgage-backed security or loan being prepaid. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to interest income) amounted to $2.7 million for the nine months ended September 30, 2021. This compares to net amortization, or a net reduction to interest income, of $4.1 million for the same period in 2020. The decline in net amortization reflected accelerated amortization of net deferred fee balances on PPP loans, partially offset by an increase in amortization of net premiums on securities.

Accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA amounted to $2.0 million and $4.3 million, respectively, for the three and nine months ended September 30, 2021. This added 13 basis points and 11 basis points, respectively, to NIM for the three and nine months ended September 30, 2021. There were no PPP loans forgiven in the corresponding periods in 2020.

FTE net interest income for the three and nine months ended September 30, 2021 amounted to $36.3 million and $104.4 million, respectively, up by $4.4 million and $8.4 million, respectively, from the same periods in 2020. Declines in average interest-bearing liability balances and growth in average interest-earnings assets contributed approximately $1.4 million and $7.4 million, respectively, of net interest income for the three and nine months ended September 30, 2021. Declines in funding costs out-paced lower asset yields and contributed $3.0 million and $1.0 million, respectively, of net interest income for the three and nine months ended September 30, 2021.

The NIM was 2.58% and 2.55%, respectively, for the three and nine months ended September 30, 2021, compared to 2.31% and 2.41%, respectively, for the same periods a year ago. NIM benefited from lower funding costs and a reduction in average wholesale funding balances. It also benefited from accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA and loan prepayment fees. Excluding the impact of both accelerated net deferred fee amortization on PPP loans and commercial loan prepayment fee income, the NIM amounted to 2.45% and 2.42%, respectively, for the three and nine months ended September 30, 2021, compared to 2.31% and 2.40%, respectively, for the same periods in 2020.

Total average securities for the three and nine months ended September 30, 2021 increased by $139.0 million and $92.0 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on the

Management's Discussion and Analysis
securities portfolio for the three and nine months ended September 30, 2021 was 1.40% and 1.39%, respectively, compared to 2.14% and 2.39%, respectively, for the same periods in 2020, reflecting purchases of relatively lower yielding debt securities and the impact of lower market interest rates.

Total average loan balances for the three months ended September 30, 2021 decreased by $25.4 million from the average loan balances for the comparable 2020 period. Total average loan balances for the nine months ended September 30, 2021 increased by $73.3 million from the average loan balances for the same period in 2020. The year-to-date increase reflected growth in average commercial loan balances concentrated in PPP loans, as well as growth in average residential real estate loan balances. The yield on total loans for the three and nine months ended September 30, 2021 was 3.33% and 3.32%, respectively, compared to 3.25% and 3.58%, respectively, for the same periods in 2020. The yield on loans benefited from accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA and loan prepayment fees. Excluding the impact of accelerated net deferred fee amortization on PPP loans and commercial loan prepayment fee income, the yield on total loans for the three and nine months ended September 30, 2021 was 3.14% and 3.16%, respectively, compared to 3.25% and 3.58%, respectively, for the same periods in 2020. Yields on LIBOR-based and prime-based loans reflected lower market interest rates.

The average balance of FHLB advances for the three and nine months ended September 30, 2021 decreased by $543.0 million and $578.7 million, respectively, compared to the average balances for the same periods in 2020. The average rate paid on such advances for the three and nine months ended September 30, 2021 was 1.09% and 0.99%, respectively, down from 1.55% and 1.77%, respectively, for the same periods in 2020, reflecting maturities and payoffs of higher-yielding FHLB advances and lower market interest rates.

Included in total average interest-bearing deposits were of out-of-market wholesale brokered time deposits, which increased by $258.5 million and $183.4 million, respectively, from the same periods in 2020. The average rate paid on wholesale brokered time deposits for the three and nine months ended September 30, 2021 was 0.14% and 0.20%, respectively, compared to 1.11% and 1.41%, respectively, for the same periods in 2020, reflecting lower market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, for the three and nine months ended September 30, 2021 increased by $419.0 million and $396.5 million, respectively, from the average balances for the same periods in 2020. The increases largely reflected growth in lower-cost deposit categories, partially offset by maturities of higher-cost promotional time deposits. The average rate paid on in-market interest-bearing deposits for the three and nine months ended September 30, 2021 decreased by 30 basis points and 44 basis points, respectively, from the same periods in 2020, reflecting downward repricing of interest-bearing in-market deposits due to lower market interest rates.

The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2021 increased by $109.7 million and $185.4 million, respectively, from the average balance for the same periods in 2020. See additional disclosure under the caption “Sources of Funds.”

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended September 30, 2021 vs. 2020			Nine Months Ended September 30, 2021 vs. 2020
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	$3	$14	$17	$11	($314)	($303)
Mortgage loans held for sale	(145)	(25)	(170)	110	(159)	(49)
Taxable debt securities	669	(1,856)	(1,187)	1,516	(7,331)	(5,815)
FHLB stock	(215)	(222)	(437)	(667)	(821)	(1,488)
Commercial real estate	(22)	582	560	360	(5,417)	(5,057)
Commercial & industrial	(1,010)	1,976	966	1,232	2,419	3,651
Total commercial	(1,032)	2,558	1,526	1,592	(2,998)	(1,406)
Residential real estate	1,010	(1,546)	(536)	1,087	(4,499)	(3,412)
Home equity	(189)	(88)	(277)	(673)	(909)	(1,582)
Other	14	(4)	10	41	(15)	26
Total consumer	(175)	(92)	(267)	(632)	(924)	(1,556)
Total loans	(197)	920	723	2,047	(8,421)	(6,374)
Total interest income	115	(1,169)	(1,054)	3,017	(17,046)	(14,029)
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	20	(52)	(32)	123	(652)	(529)
NOW accounts	18	12	30	97	—	97
Money market accounts	170	(561)	(391)	646	(3,233)	(2,587)
Savings accounts	14	(11)	3	48	(32)	16
Time deposits (in-market)	(225)	(1,095)	(1,320)	(846)	(3,903)	(4,749)
Total interest-bearing in-market deposits	(3)	(1,707)	(1,710)	68	(7,820)	(7,752)
Wholesale brokered time deposits	478	(1,511)	(1,033)	1,413	(5,428)	(4,015)
Total interest-bearing deposits	475	(3,218)	(2,743)	1,481	(13,248)	(11,767)
FHLB advances	(1,691)	(791)	(2,482)	(5,773)	(4,475)	(10,248)
Junior subordinated debentures	—	(43)	(43)	—	(241)	(241)
PPPLF borrowings	(80)	(79)	(159)	(81)	(80)	(161)
Total interest expense	(1,296)	(4,131)	(5,427)	(4,373)	(18,044)	(22,417)
Net interest income (FTE)	$1,411	$2,962	$4,373	$7,390	$998	$8,388

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate of expected lifetime credit losses as of the reporting date and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

For the three months ended September 30, 2021 there was no provision for credit losses recognized in earnings, compared to a positive provision for credit losses (or a charge) of $1.3 million for the same period in 2020. For the nine months ended September 30, 2021, a negative provision for credit losses (or a benefit) of $2.0 million was recognized in earnings, compared to a positive provision for credit losses (or a charge) of $10.6 million for the same period in 2020. The reduction in credit loss provisioning in 2021 reflected relative improvement in forecasted economic conditions and continued stable asset quality metrics.

Management's Discussion and Analysis
Total net charge-offs were $168 thousand and $444 thousand, respectively, for the three and nine months ended September 30, 2021, compared to $96 thousand and $1.0 million, respectively, for the same periods in 2020.

The ACL on loans was $41.7 million, or 0.97% of total loans, at September 30, 2021, compared to an ACL on loans of $44.1 million, or 1.05% of total loans, at December 31, 2020.

See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2021	2020	$	%	2021	2020	$	%
Noninterest income:
Wealth management revenues	$10,455	$8,954	$1,501	17%	$30,778	$26,248	$4,530	17%
Mortgage banking revenues	6,373	12,353	(5,980)	(48)	24,294	33,300	(9,006)	(27)
Card interchange fees	1,265	1,161	104	9	3,714	3,139	575	18
Service charges on deposit accounts	673	598	75	13	1,917	1,975	(58)	(3)
Loan related derivative income	728	1,264	(536)	(42)	2,370	3,818	(1,448)	(38)
Income from bank-owned life insurance	618	567	51	9	1,781	1,922	(141)	(7)
Other income	408	571	(163)	(29)	2,233	1,313	920	70
Total noninterest income	$20,520	$25,468	($4,948)	(19%)	$67,087	$71,715	($4,628)	(6%)

Noninterest Income Analysis
Revenue from wealth management services represented 46% of total noninterest income for the nine months ended September 30, 2021, compared to 37% for the same period in 2020. A substantial portion of wealth management revenues is dependent on the value of wealth management assets under administration (“AUA”) and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2021	2020	$	%	2021	2020	$	%
Wealth management revenues:
Asset-based revenues	$10,224	$8,786	$1,438	16%	$29,798	$25,297	$4,501	18%
Transaction-based revenues	231	168	63	38	980	951	29	3
Total wealth management revenues	$10,455	$8,954	$1,501	17%	$30,778	$26,248	$4,530	17%

Wealth management revenues for the three and nine months ended September 30, 2021 increased by $1.5 million and $4.5 million, respectively, from the comparable periods in 2020, reflecting growth in asset-based revenues. The increase in asset-based revenues correlated with the increase in the average AUA balances.

Management's Discussion and Analysis
The following table presents the changes in wealth management AUA:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2021	2020	2021	2020
Wealth management assets under administration:
Balance at the beginning of period	$7,441,519	$6,138,845	$6,866,737	$6,235,801
Net investment appreciation (depreciation) & income	(4,830)	335,209	572,506	234,076
Net client asset inflows (outflows)	6,707	(78,402)	4,153	(74,225)
Balance at the end of period	$7,443,396	$6,395,652	$7,443,396	$6,395,652

Wealth management AUA amounted to $7.4 billion at September 30, 2021, up by $1.0 billion from the balance at September 30, 2020, primarily due to net investment appreciation. The average balance of AUA for both the three and nine months ended September 30, 2021 increased by approximately 19%, respectively, from the average balance for the same periods in 2020.

Mortgage banking revenues represented 36% of total noninterest income for the nine months ended September 30, 2021, compared to 46% for the same period in 2020. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2021	2020	$	%	2021	2020	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$5,750	$14,280	($8,530)	(60%)	$28,057	$28,614	($557)	(2%)
Changes in fair value, net (2)	467	(1,555)	2,022	130	(3,964)	5,185	(9,149)	(176)
Loan servicing fee income, net (3)	156	(372)	528	142	201	(499)	700	140
Total mortgage banking revenues	$6,373	$12,353	($5,980)	(48%)	$24,294	$33,300	($9,006)	(27%)

Loans sold to the secondary market (4)	$173,861	$354,170	($180,309)	(51%)	$756,438	$821,585	($65,147)	(8%)
(1)Includes gains on loan sales, commission income on loans originated for others, servicing right gains, and gains (losses) on forward loan commitments.
(2)Represents fair value changes on mortgage loans held for sale and forward loan commitments.
(3)Represents loan servicing fee income, net of servicing right amortization and valuation adjustments.
(4)Includes brokered loans (loans originated for others).

For the three and nine months ended September 30, 2021, mortgage banking revenues were down by $6.0 million and $9.0 million, respectively, compared to the same periods in 2020. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Included in mortgage banking revenues are changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the mortgage pipeline. The year-over-year decrease in third quarter mortgage banking revenues largely reflected both a decline in the quarterly volume of loans sold, as well as a relative decline from the previously elevated sales yield levels in the secondary market. The year-to-date decline in mortgage banking revenues was mainly attributable to a decline in current market pricing and lower sales volume. As noted in the above table, mortgage banking revenues also includes net loan servicing fee income associated with loans sold with servicing retained. There was a higher level of servicing right amortization in 2020 driven by higher prepayment speeds on our serviced mortgage portfolio.

For the three and nine months ended September 30, 2021, loan related derivative income decreased by $536 thousand and $1.4 million, respectively, from the comparable periods in 2020, reflecting a lower volume of commercial borrower interest rate swaps transactions.

Income from BOLI for the three and nine months ended September 30, 2021 was up by $51 thousand and down by $141 thousand, respectively, from the same periods in 2020. Included in income from BOLI for the nine months ended September 30, 2020 was a $229 thousand non-taxable gain due to the receipt of life insurance proceeds. Excluding this non-

Management's Discussion and Analysis
taxable gain, income from BOLI was up year-over-year, resulting from a $7.0 million purchase of BOLI in the second quarter of 2021.

Other income for the nine months ended September 30, 2021 increased by $920 thousand from the same period in 2020 due to $1.0 million of income associated with a litigation settlement that was recognized in the first quarter of 2021.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2021	2020	$	%	2021	2020	$	%
Noninterest expense:
Salaries and employee benefits	$22,162	$21,892	$270	1%	$65,771	$60,824	$4,947	8%
Outsourced services	3,294	3,160	134	4	9,711	8,944	767	9
Net occupancy	2,134	2,012	122	6	6,304	5,940	364	6
Equipment	977	934	43	5	2,946	2,806	140	5
Legal, audit and professional fees	767	1,252	(485)	(39)	2,042	2,733	(691)	(25)
FDIC deposit insurance costs	482	392	90	23	1,201	1,488	(287)	(19)
Advertising and promotion	559	384	175	46	1,341	829	512	62
Amortization of intangibles	223	228	(5)	(2)	674	688	(14)	(2)
Debt prepayment penalties	—	—	—	—	4,230	—	4,230	100
Other	1,922	2,090	(168)	(8)	6,025	7,023	(998)	(14)
Total noninterest expense	$32,520	$32,344	$176	1%	$100,245	$91,275	$8,970	10%

Noninterest Expense Analysis
Salaries and employee benefits expense for the three and nine months ended September 30, 2021 increased by $270 thousand and $4.9 million, respectively, compared to the same periods in 2020. This largely reflected annual merit increases, increased staffing levels and increases in performance-based compensation accruals. These increases were partially offset by net declines in variable mortgage banking compensation expense, which included higher deferred labor costs (a contra expense) associated with residential real estate loan originations for portfolio.

Outsourced services expense for the three and nine months ended September 30, 2021 increased by $134 thousand and $767 thousand, respectively, compared to the same periods in 2020, reflecting increases in third party services and processing costs.

Legal, audit and professional fees for the three and nine months ended September 30, 2021 decreased by $485 thousand and $691 thousand, respectively, compared to the same periods in 2020, reflecting a decline in legal expenses.

Debt prepayment penalty expense for the nine months ended September 30, 2021 totaled $4.2 million, and resulted from the prepayment of $32.1 million of higher-yielding FHLB advances in the first half of 2021. There were no debt prepayments in the comparable period in 2020.

Other expenses for the three and nine months ended September 30, 2021 decreased by $168 thousand and $998 thousand, respectively, from the same periods in 2020. Included in other expenses in the first quarter of 2020 was a charge for $800 thousand representing the establishment of contingency loss reserve associated with counterfeit checks drawn on a commercial customer’s account. This contingency matter was resolved in the second quarter of 2020 and resulted in a partial reversal, or a benefit, of $170 thousand being recognized as a reduction to other expenses in the second quarter of 2020.

Management's Discussion and Analysis
Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2021	2020	2021	2020
Income tax expense	$5,319	$5,131	$15,855	$13,817
Effective income tax rate	22.1%	21.9%	21.9%	21.2%

The effective income tax rates for the three and nine months ended September 30, 2021 and 2020 differed from the federal rate of 21%, primarily due to state income tax expense, partially offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax expense or benefits associated with the settlement of share-based awards.

The increase in the effective tax rate for the three and nine months ended September 30, 2021 compared to the same periods in 2020 largely reflected higher state income tax expense and a decrease in the proportion of tax-exempt income to pre-tax income.

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

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2021	2020	$	%	2021	2020	$	%
Net interest income	$35,732	$33,103	$2,629	8%	$105,579	$94,692	$10,887	11%
Provision for credit losses	—	1,325	(1,325)	(100)	(2,000)	10,561	(12,561)	(119)
Net interest income after provision for credit losses	35,732	31,778	3,954	12	107,579	84,131	23,448	28
Noninterest income	9,440	15,940	(6,500)	(41)	33,510	43,515	(10,005)	(23)
Noninterest expense	20,826	20,874	(48)	—	62,133	58,403	3,730	6
Income before income taxes	24,346	26,844	(2,498)	(9)	78,956	69,243	9,713	14
Income tax expense	5,394	5,828	(434)	(7)	17,275	14,769	2,506	17
Net income	$18,952	$21,016	($2,064)	(10%)	$61,681	$54,474	$7,207	13%

Net interest income for the Commercial Banking segment for the three and nine months ended September 30, 2021, increased by $2.6 million and $10.9 million, respectively, from the same periods in 2020. Net interest income largely benefited from accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA and lower cost of funds, and was also negatively impacted by lower yields on loans. For the nine months ended September 30, 2021, the increase was also attributable to growth in average loan balances.

For the three months ended September 30, 2021 there was no provision for credit losses, compared to a positive provision for credit losses (or a charge) of $1.3 million for the same period in 2020. For the nine months ended September 30, 2021, a negative provision for credit losses (or a benefit) of $2.0 million was recognized in earnings, compared to a positive provision for credit losses (or a charge) of $10.6 million, for the same period in 2020. The year-over-year reduction in credit loss provisioning reflected relative improvement in forecasted economic conditions and continued stable asset quality metrics.

Management's Discussion and Analysis

Noninterest income derived from the Commercial Banking segment for the three and nine months ended September 30, 2021 was down by $6.5 million and $10.0 million, respectively, from the comparable periods in 2020, largely due to lower mortgage banking revenues and loan related derivative income. See additional discussion regarding mortgage banking revenues and loan related derivative income under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three and nine months ended September 30, 2021 were down by $48 thousand and up by $3.7 million, respectively, from the same periods in 2020. The year-to-date increase largely reflected increases in salaries and employee benefits expense and outsourced services. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2021	2020	$	%	2021	2020	$	%
Net interest expense	($25)	($24)	($1)	4%	($72)	($117)	$45	38%
Noninterest income	10,455	8,954	1,501	17	31,778	26,248	5,530	21
Noninterest expense	7,531	7,528	3	—	21,638	21,466	172	1
Income before income taxes	2,899	1,402	1,497	107	10,068	4,665	5,403	116
Income tax expense	710	403	307	76	2,412	1,216	1,196	98
Net income	$2,189	$999	$1,190	119%	$7,656	$3,449	$4,207	122%

For the three and nine months ended September 30, 2021, noninterest income derived from the Wealth Management Services segment increased by $1.5 million and $5.5 million, respectively, compared to the same periods in 2020, reflecting growth in asset-based revenues and income of $1.0 million associated with a settlement recognized in the first quarter of 2021. See further discussion under the caption “Noninterest Income” above.

For the three and nine months ended September 30, 2021, noninterest expenses for the Wealth Management Services segment increased by $3 thousand and $172 thousand, respectively, from the same periods in 2020, largely reflecting an increase in salaries and employee benefits expense and declines in legal and other expenses. See further discussion under the caption “Noninterest Expense” above.

Corporate
The following table presents a summarized statement of operations for the Corporate unit:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2021	2020	$	%	2021	2020	$	%
Net interest (expense) income	$363	($1,425)	$1,788	(125%)	($1,812)	$626	($2,438)	(389%)
Noninterest income	625	574	51	9	1,799	1,952	(153)	(8)
Noninterest expense	4,163	3,942	221	6	16,474	11,406	5,068	44
(Loss) income before income taxes	(3,175)	(4,793)	1,618	(34)	(16,487)	(8,828)	(7,659)	87
Income tax (benefit) expense	(785)	(1,100)	315	(29)	(3,832)	(2,168)	(1,664)	77
Net (loss) income	($2,390)	($3,693)	$1,303	(35%)	($12,655)	($6,660)	($5,995)	90%

Net interest income for the Corporate unit for the three and nine months ended September 30, 2021 was up by $1.8 million and down by $2.4 million, respectively, compared to the same periods in 2020. The year-over-year increase in third quarter net interest income reflected lower funding costs and lower wholesale funding balances, partially offset by lower interest income on securities resulting from lower yields. On a year-to-date basis, the decline in net interest income reflected lower interest income on securities resulting from lower yields, partially offset by lower funding costs and lower wholesale funding balances.

Management's Discussion and Analysis

For the three and nine months ended September 30, 2021, noninterest expenses for the Corporate unit increased by $221 thousand and $5.1 million, respectively, from the same periods in 2020. The year-to-date increase was primarily due to debt prepayment penalty expense recognized in 2021 of $4.2 million. See further discussion under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	September 30, 2021	December 31, 2020	$	%
Cash and due from banks	$297,039	$194,143	$102,896	53%
Total securities	1,045,833	894,571	151,262	17
Total loans	4,286,404	4,195,990	90,414	2
Allowance for credit losses on loans	41,711	44,106	(2,395)	(5)
Total assets	6,002,643	5,713,169	289,474	5
Total deposits	5,058,142	4,378,353	679,789	16
FHLB advances	222,592	593,859	(371,267)	(63)
Total shareholders’ equity	555,318	534,195	21,123	4

Total assets amounted to $6.0 billion at September 30, 2021, up by $289.5 million, or 5%, from the end of 2020. This included an increase of $102.9 million, or 53%, in the balance of cash and due from banks.

The securities portfolio increased by $151.3 million, or 17%, reflecting purchases, partially offset by pay-downs, called securities and a temporary decline in fair value.

Total loans increased by $90.4 million, or 2%, as loan originations and purchases were partially offset by payoffs, pay-downs and PPP loans that were forgiven by the SBA. The ACL on loans decreased by $2.4 million, or 5%, from the end of 2020, reflecting relative improvement in forecasted economic conditions and continued stable asset quality metrics.

Total deposits increased by $679.8 million, or 16%, with increases in both in-market deposits and wholesale brokered time deposits. FHLB advances decreased by $371.3 million, or 63%, from December 31, 2020.

Shareholders’ equity increased by $21.1 million, or 4%, reflecting earnings net of dividend declarations and a decline in the accumulated other comprehensive income component of shareholders' equity largely due to a temporary decline in the fair value of available for sale debt securities.

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

Management's Discussion and Analysis
securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2021 and December 31, 2020, management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$178,605	17%	$131,669	15%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	843,702	81	740,305	83
Individual name issuer trust preferred debt securities	11,156	1	12,669	1
Corporate bonds	12,370	1	9,928	1
Total available for sale debt securities	$1,045,833	100%	$894,571	100%
The securities portfolio amounted to $1.0 billion, or 17% of total assets, as of September 30, 2021 compared to $894.6 million, or 16% of total assets, as of December 31, 2020. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $151.3 million, or 17%, from the end of 2020, reflecting purchases of U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, totaling $519.0 million, with a weighted average yield of 1.65%. These purchases were partially offset by routine pay-downs on mortgage-backed securities and called securities, as well as a temporary decline in the fair value of available for sale securities.

As of September 30, 2021, the carrying amount of available for sale debt securities included net unrealized losses of $3.2 million, compared to net unrealized gains of $13.0 million as of December 31, 2020. The decline in fair value of available for sale debt securities from the end of 2020 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and attributable to relative changes in interest rates since the time of purchase. See Note 4 to the Unaudited Consolidated Financial Statements for additional information.

Federal Home Loan Bank Stock
The Bank is a member of the FHLB, which is a cooperative that provides services to its member banking institutions. The primary reason for the Bank’s membership is to gain access to a reliable source of wholesale funding in order to manage interest rate risk. The purchase of FHLB stock is a requirement for a member to gain access to funding. The Bank purchases

Management's Discussion and Analysis
FHLB stock in proportion to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

The Bank’s investment in FHLB stock totaled $15.1 million at September 30, 2021, compared to $30.3 million at December 31, 2020.

Loans
Total loans amounted to $4.3 billion at September 30, 2021, up by $90.4 million from the end of 2020, reflecting growth in the residential real estate portfolio partially offset by a decline in the commercial loan portfolio.

The following is a summary of loans:

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,661,785	39%	$1,633,024	39%
Commercial & industrial (2)	682,774	16	817,408	19
Total commercial	2,344,559	55	2,450,432	58
Residential Real Estate:
Residential real estate (3)	1,672,364	39	1,467,312	35
Consumer:
Home equity	249,874	6	259,185	6
Other (4)	19,607	—	19,061	1
Total consumer	269,481	6	278,246	7
Total loans	$4,286,404	100%	$4,195,990	100%
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

Deferment extensions were prudently underwritten and resulted in loan risk rating downgrades when warranted. Management considers deferments when estimating the ACL on loans. Loss exposure within these industries is mitigated by a number of factors such as collateral values, LTV ratios, and other key indicators; however, some degree of credit loss has been incorporated into the ACL on loans.

Management continues to monitor active deferments through its quarterly watched asset list review. At September 30, 2021, we had active deferments remaining on 5 loans totaling $38.0 million, or 1% of the outstanding balance of total loans, excluding PPP loan balances as of September 30, 2021.

Commercial Loans
The commercial loan portfolio represented 55% of total loans at September 30, 2021.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $439.9 million and $408.8 million, respectively, at September 30, 2021 and December 31, 2020. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

Management's Discussion and Analysis

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

Commercial Real Estate Loans (“CRE”)
CRE loans totaled $1.7 billion at September 30, 2021, up by $28.8 million, or 2%, from the balance at December 31, 2020. Included in CRE loans were construction and development loans of $125.4 million and $111.2 million, respectively, as of September 30, 2021 and December 31, 2020. For the nine months ended September 30, 2021, CRE loan originations and construction advances were partially offset by payoffs and pay-downs of approximately $204 million.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$632,339	38%	$649,919	40%
Rhode Island	467,182	28	431,133	26
Massachusetts	462,456	28	468,947	29
Subtotal	1,561,977	94	1,549,999	95
All other states	99,808	6	83,025	5
Total	$1,661,785	100%	$1,633,024	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	September 30, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	130	$488,500	29%	137	$524,874	32%
Retail	127	353,103	21	136	339,569	21
Office	62	229,846	14	73	290,756	18
Hospitality	39	199,379	12	40	157,720	10
Industrial and warehouse	37	143,597	9	28	97,055	6
Healthcare	15	136,615	8	15	109,321	7
Commercial mixed use	20	39,293	2	22	42,405	3
Other	36	71,452	5	38	71,324	3
Total CRE loans	466	$1,661,785	100%	489	$1,633,024	100%

Average CRE loan size		$3,566			$3,340
Largest individual CRE loan outstanding		$32,200			$32,200

Management's Discussion and Analysis
The following table presents a summary of CRE loan deferments:

(Dollars in thousands)	September 30, 2021			December 31, 2020
	Count	Balance	% of Outstanding Balance (1)	Count	Balance	% of Outstanding Balance (1)
Total CRE deferments	5	$37,955	2%	38	$176,132	11%
(1)CRE deferments as a percent of the outstanding CRE portfolio balance as of the dates indicated.

CRE loans with active deferrals remaining as of September 30, 2021 are principal only deferrals and continue to pay interest. These deferrals are in the healthcare, hospitality and retail industry segments, which are segments management previously identified as “at risk” of significant impact of the COVID-19 pandemic.

Commercial and Industrial Loans (“C&I”)
C&I loans amounted to $682.8 million at September 30, 2021, down by $134.6 million, or 16%, from the balance at December 31, 2020. This included a net reduction in PPP loans of $122.4 million. Excluding PPP loans, C&I loans decreased by approximately $12.2 million, with payoffs and pay-downs of approximately $87 million partially offset by new loan originations.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $43.4 million at September 30, 2021. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at September 30, 2021.

The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	September 30, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	138	$184,906	27%	253	$200,217	24%
Owner occupied and other real estate	193	76,104	11	268	74,309	9
Manufacturing	78	64,447	9	146	88,802	11
Accommodation and food services	162	57,513	8	271	47,020	6
Retail	92	49,741	7	192	63,895	8
Educational services	33	49,566	7	53	64,969	8
Entertainment and recreation	54	33,756	5	91	29,415	4
Finance and insurance	65	33,129	5	106	26,244	3
Information	18	25,536	4	32	28,394	3
Transportation and warehousing	32	20,637	3	42	24,061	3
Professional, scientific and technical	93	12,073	2	265	39,295	5
Public administration	19	6,308	1	26	23,319	3
Other	394	69,058	11	772	107,468	13
Total C&I loans	1,371	$682,774	100%	2,517	$817,408	100%

Average C&I loan size		$498			$325
Largest individual C&I loan outstanding		$18,916			$19,500

At September 30, 2021, we had no active deferrals on C&I loans.

Management's Discussion and Analysis
PPP loans are included in the C&I portfolio. The following table presents a summary of PPP loans by industry segmentation:

	September 30, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
PPP Loans By Industry:
Accommodation and food services	111	$24,560	32%	209	$23,678	12%
Healthcare and social assistance	71	15,684	20	173	47,354	24
Professional, scientific and technical	61	6,078	8	220	20,031	10
Manufacturing	25	5,662	7	89	23,321	12
Entertainment and recreation	27	2,597	3	61	3,386	2
Educational services	15	2,512	3	32	9,681	5
Retail	37	2,222	3	134	12,107	6
Information	8	2,130	3	20	2,478	1
Owner occupied and other real estate	33	1,412	2	115	9,241	5
Public administration	3	417	1	4	483	—
Finance and insurance	11	405	1	55	2,000	1
Transportation and warehousing	10	360	—	21	2,059	1
Other	218	13,344	17	573	43,961	21
Total PPP loans (included in the C&I loan portfolio)	630	$77,383	100%	1,706	$199,780	100%

Average PPP loan size		$123			$117
Net unamortized fees on PPP loans		$2,618			$3,893

Residential Real Estate Loans
The residential real estate loan portfolio represented 39% of total loans at September 30, 2021.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Nine Months
Periods ended September 30,	2021		2020		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$205,293	52%	$132,726	26%	$581,905	44%	$368,118	30%
Originations for sale to the secondary market (2)	190,702	48	377,137	74	744,589	56	859,680	70
Total	$395,995	100%	$509,863	100%	$1,326,494	100%	$1,227,798	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

Management's Discussion and Analysis
The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Nine Months
Periods ended September 30,	2021		2020		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$108,445	62%	$317,920	90%	$570,370	75%	$609,363	74%
Loans sold with servicing rights released (1)	65,416	38	36,250	10	186,068	25	212,222	26
Total	$173,861	100%	$354,170	100%	$756,438	100%	$821,585	100%
(1)Includes brokered loans (loans originated for others).

Residential real estate loan origination, refinancing and sales activity increased year-over-year in response to declines in market interest rates.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $10.7 million and $7.4 million, respectively, as of September 30, 2021 and December 31, 2020. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.6 billion and $1.2 billion, respectively, as of September 30, 2021 and December 31, 2020.

Residential real estate loans held in portfolio amounted to $1.7 billion at September 30, 2021, up by $205.1 million, or 14%, from the balance at December 31, 2020, reflecting a higher proportion of loans originated for portfolio, as well as purchases of $39.3 million of loans with a weighted average rate of 2.74%. The purchased loans were individually evaluated to our underwriting standards and are predominantly secured by properties in Massachusetts.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,161,977	69%	$994,800	68%
Rhode Island	357,445	21	331,713	23
Connecticut	131,832	8	122,102	8
Subtotal	1,651,254	99	1,448,615	99
All other states	21,110	1	18,697	1
Total (1)	$1,672,364	100%	$1,467,312	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $89.5 million and $131.8 million, respectively, as of September 30, 2021 and December 31, 2020.

At September 30, 2021, we had no active deferrals on residential real estate loans.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans.

The consumer loan portfolio totaled $269.5 million at September 30, 2021, down by $8.8 million from December 31, 2020. Home equity lines of credit and home equity loans represented 93% of the total consumer portfolio at September 30, 2021. The Bank estimates that approximately 60% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $9.4 million and $10.0 million, respectively at September 30, 2021 and December 31, 2020.

At September 30, 2021, we had no active deferrals on consumer loans.

Management's Discussion and Analysis

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Sep 30, 2021	Dec 31, 2020
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	10,321	11,981
Consumer:
Home equity	655	1,128
Other	—	88
Total consumer	655	1,216
Total nonaccrual loans	10,976	13,197
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$10,976	$13,197

Nonperforming assets to total assets	0.18%	0.23%
Nonperforming loans to total loans	0.26%	0.31%
Total past due loans to total loans	0.22%	0.30%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the nine months ended September 30, 2021, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
For the periods ended September 30,	2021	2020	2021	2020
Balance at beginning of period	$10,481	$16,017	$13,197	$17,408
Additions to nonaccrual status	2,583	971	3,854	2,937
Loans returned to accruing status	—	(1,623)	(877)	(2,170)
Loans charged-off	(249)	(111)	(630)	(1,071)
Loans transferred to other real estate owned	—	—	—	(28)
Payments, payoffs and other changes	(1,839)	(514)	(4,568)	(2,336)
Balance at end of period	$10,976	$14,740	$10,976	$14,740

Management's Discussion and Analysis
The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2021				December 31, 2020
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$—	$—	$—	—%
Commercial & industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—
Residential Real Estate:
Residential real estate	2,927	7,394	10,321	0.62	5,172	6,809	11,981	0.82
Consumer:
Home equity	103	552	655	0.26	644	484	1,128	0.44
Other	—	—	—	—	88	—	88	0.46
Total consumer	103	552	655	0.24	732	484	1,216	0.44
Total nonaccrual loans	$3,030	$7,946	$10,976	0.26%	$5,904	$7,293	$13,197	0.31%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2021.

As of both September 30, 2021 and December 31, 2020, the composition of nonaccrual loans was 100% residential and consumer.

Nonaccrual residential real estate mortgage loans amounted to $10.3 million at September 30, 2021, down by $1.7 million from the end of 2020. As of September 30, 2021, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut and Rhode Island.

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

As of September 30, 2021, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

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

(Dollars in thousands)	Sep 30, 2021	Dec 31, 2020
Accruing TDRs
Commercial:
Commercial real estate	$958	$1,792
Commercial & industrial	2,791	6,814
Total commercial	3,749	8,606
Residential Real Estate:
Residential real estate	3,656	3,932
Consumer:
Home equity	563	788
Other	11	14
Total consumer	574	802
Accruing TDRs	7,979	13,340
Nonaccrual TDRs
Commercial:
Commercial real estate	—	—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	1,660	2,273
Consumer:
Home equity	72	72
Other	—	—
Total consumer	72	72
Nonaccrual TDRs	1,732	2,345
Total TDRs	$9,711	$15,685

TDRs amounted to $9.7 million at September 30, 2021, down by $6.0 million from the end of 2020, reflecting payoffs. As of September 30, 2021, the composition of TDRs was 39% commercial and 61% residential and consumer, compared to 55% and 45%, respectively, as of December 31, 2020.

The ACL included specific reserves for TDRs of $195 thousand at September 30, 2021, compared to $159 thousand at December 31, 2020.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$265	0.02%
Commercial & industrial	2	—	3	—
Total commercial	2	—	268	0.01
Residential Real Estate:
Residential real estate	8,698	0.52	10,339	0.70
Consumer:
Home equity	824	0.33	1,667	0.64
Other	24	0.12	118	0.62
Total consumer	848	0.31	1,785	0.64
Total past due loans	$9,548	0.22%	$12,392	0.30%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of September 30, 2021, the composition of past due loans (loans past due 30 days or more) was 100% residential and consumer and 0% commercial, compared to 98% and 2%, respectively, at December 31, 2020. Total past due loans decreased by $2.8 million from the end of 2020.

Total past due loans included $6.9 million of nonaccrual loans as of September 30, 2021, compared to $8.5 million as of December 31, 2020. All loans 90 days or more past due at September 30, 2021 and December 31, 2020 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at September 30, 2021 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

Potential problem loans are not included in the amounts of nonaccrual or TDRs presented above.  They are assessed for loss exposure using the methods described in Note 5 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.” Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require an increased allowance coverage and provision for credit losses on loans.

Management has identified approximately $12.7 million in potential problem loans at September 30, 2021. There were no potential problem loans identified at December 31, 2020. As of September 30, 2021, the balance of potential problem loans consisted of three loans associated with two commercial real estate relationships that management considers adequately secured. At October 31, 2021, two of the underlying loans in these relationships were past due by 38 and 42 days, respectively.

In addition, management continues to monitor active loan deferments resulting from the COVID-19 pandemic through its quarterly watched asset list review. See additional disclosure under the caption “ Commercial Loans” within the Financial Condition section.

Allowance for Credit Losses on Loans
The ACL on loans is management’s current estimate of expected credit losses over the expected life of the loans.  The ACL on loans is established through a provision charged to earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off.

Management's Discussion and Analysis

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	September 30, 2021			December 31, 2020
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$15,529	$1,055	6.79%	$18,252	$379	2.08%
Pooled (collectively evaluated) loans	4,270,875	40,656	0.95	4,177,738	43,727	1.05
Total	$4,286,404	$41,711	0.97%	$4,195,990	$44,106	1.05%

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

The ACL on loans amounted to $41.7 million at September 30, 2021, down by $2.4 million from the balance at December 31, 2020. There was no provision for credit losses for the three months ended September 30, 2021 and a negative provision for credit losses (or a benefit) of $2.0 million for the nine months ended September 30, 2021. Credit loss provisioning and the ACL reflect management’s estimate of forecasted economic conditions and continued stable asset quality metrics. Net charge-offs amounted to $168 thousand and $444 thousand, respectively, for the three and nine months ended September 30, 2021.

Management's Discussion and Analysis
The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.97% at September 30, 2021, compared to 1.05% at December 31, 2020. The ACL on loans is an estimate and ultimate losses may vary from management’s estimate.

The following table presents the allocation of the ACL on loans by portfolio segment. The total ACL on loans is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	September 30, 2021			December 31, 2020
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$20,837	1.25%	39%	$22,065	1.35%	39%
Commercial & industrial	11,327	1.66	16	12,228	1.50	19
Total commercial	32,164	1.37	55	34,293	1.40	58
Residential Real Estate:
Residential real estate	7,956	0.48	39	8,042	0.55	35
Consumer:
Home equity	1,118	0.45	6	1,300	0.50	6
Other	473	2.41	—	471	2.47	1
Total consumer	1,591	0.59	6	1,771	0.64	7
Total allowance for credit losses on loans at end of period	$41,711	0.97%	100%	$44,106	1.05%	100%
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

Management's Discussion and Analysis
The following table presents a summary of deposits:

(Dollars in thousands)			Change
	September 30, 2021	December 31, 2020	$	%
Noninterest-bearing demand deposits	$950,974	$832,287	$118,687	14%
Interest-bearing demand deposits	238,317	174,290	64,027	37
NOW accounts	817,937	698,706	119,231	17
Money market accounts	1,046,324	910,167	136,157	15
Savings accounts	540,306	466,507	73,799	16
Time deposits (in-market)	709,288	704,855	4,433	1
Total in-market deposits	4,303,146	3,786,812	516,334	14
Wholesale brokered time deposits	754,996	591,541	163,455	28
Total deposits	$5,058,142	$4,378,353	$679,789	16%

Total deposits amounted to $5.1 billion at September 30, 2021, up by $679.8 million, or 16%, from December 31, 2020. This included an increase of $163.5 million, or 28%, in out-of-market brokered time deposits. Excluding out-of-market brokered time deposits, in-market deposits were up by $516.3 million, or 14%, from the balance at December 31, 2020. In-market deposit growth from the end of 2020 reflected a continuation of customer behavior fostering excess liquidity across the banking industry, as well as temporary increases associated with PPP loan origination funds deposited to customer accounts at Washington Trust.

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes.

FHLB advances totaled $222.6 million at September 30, 2021, down by $371.3 million, or 63%, from the balance at the end of 2020, as lower levels of wholesale funding were needed given the in-market deposits increase. See additional disclosure regarding the prepayment of certain FHLB advances and the recognition of debt prepayment penalties under the caption “Noninterest Expense” within the Results of Operations section.

For additional information regarding FHLB advances see Note 8 to the Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 69% of total average assets in the nine months ended September 30, 2021.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

Management's Discussion and Analysis
FHLB in excess of levels used in the ordinary course of business. Borrowing capacity is impacted by the amount and type of assets available to be pledged.

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$1,492,659	$969,735
Federal Reserve Bank of Boston (2)	18,906	20,678
Unencumbered investment securities	693,641	594,998
Total	$2,205,206	$1,585,411
(1)As of September 30, 2021 and December 31, 2020, loans with a carrying value of $2.2 billion and $2.1 billion, respectively, and securities available for sale with carrying values of $118.7 million and $128.6 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of September 30, 2021 and December 31, 2020, loans with a carrying value of $8.4 million and $12.6 million, respectively, and securities available for sale with a carrying value of $15.6 million and $14.9 million, respectively, were pledged to the FRB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the nine months ended September 30, 2021.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $106.9 million for the nine months ended September 30, 2021 and largely included net income of $56.7 million and mortgage banking related adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $289.8 million for the nine months ended September 30, 2021, reflecting outflows to fund purchases of debt securities, as well as the net increase in and purchases of loans. These outflows were partially offset by net inflows from maturities, calls and principal payments of debt securities. For the nine months ended September 30, 2021, net cash provided by financing activities amounted to $281.0 million, with increases in deposits, partially offset by a net decrease in FHLB advances and the payment of dividends to shareholders. See the Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $555.3 million at September 30, 2021, up by $21.1 million from December 31, 2020. The increase included net income of $56.7 million, partially offset by $27.4 million in dividend declarations and a decrease of $10.7 million in the accumulated other comprehensive income component of shareholders' equity that was largely attributable to a temporary decline in the fair value of available for sale debt securities.

The Corporation declared a quarterly dividend of 52 cents per share for the three months ended September 30, 2021, compared to 51 cents per share declared for the same period in 2020. On a year-to-date basis, dividend declarations totaled $1.56 per share in 2021, compared to $1.53 per share in 2020.

The ratio of total equity to total assets was 9.25% at September 30, 2021, compared to a ratio of 9.35% at December 31, 2020.  Book value per share at September 30, 2021 and December 31, 2020 was $32.06 and $30.94, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with a total risk-based capital ratio of 13.83% at September 30, 2021, compared to 13.51% at December 31, 2020. See Note 9 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements and the election of the ASC 326 phase-in option provided by regulatory guidance, which delays the estimated impact of ASC 326 on regulatory capital and phases it in over a three-year period beginning in 2022.

Off-Balance Sheet Arrangements
In the normal course of business, the Corporation engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  Such

Management's Discussion and Analysis
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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2021 and December 31, 2020, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and NIM over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2021 and December 31, 2020.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to

Management's Discussion and Analysis
shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2021		December 31, 2020
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.14)%	(4.62)%	(2.05)%	(4.73)%
100 basis point rate increase	3.00	3.09	5.56	7.89
200 basis point rate increase	6.70	6.75	11.00	15.05
300 basis point rate increase	10.32	9.55	16.47	21.15

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

The relative change in interest rate sensitivity from December 31, 2020 as shown in the above table was largely attributable to an interest rate swap designated as a cash flow hedge that was executed in the second quarter of 2021 to hedge the interest rate risk associated with a pool of variable rate commercial loans. The receive-fixed, pay-floating interest rate swap reduced the positive exposure to rising rates, while it will enhance earnings in the current rate environment and mitigate risk in declining rate scenarios. The interest rate swap effectively fixes a portion of variable rate loan assets. A higher level of longer-term fixed rate assets at September 30, 2021 as compared to December 31, 2020 has also contributed to the reduction in the positive exposure to rising rates as they would not reprice upward in a rising rate environment.

While the ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future NIM.  Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost time deposits in rising rate scenarios as noted above.

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

Management's Discussion and Analysis
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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2021 and December 31, 2020 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$3,803	($20,534)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	11,630	(92,673)
Trust preferred debt and other corporate debt securities	1,489	(66)
Total change in market value as of September 30, 2021	$16,922	($113,273)
Total change in market value as of December 31, 2020	$13,481	($69,538)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2021.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 has been formatted in Inline XBRL and contained in Exhibit 101.
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 8, 2021	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 8, 2021	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 8, 2021	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller
(principal accounting officer)