Form 10-K
period 2021-12-31
WASHINGTON TRUST BANCORP INC
filed 2022-02-24
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
	December 31, 2021	or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)
(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒Yes  ☐No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2021 was $877,303,362 based on a closing sales price of $51.35 per share as reported on the NASDAQ Stock Market, which includes $38,551,577 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of January 31, 2022 was 17,331,382.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 15, 2022 for the Annual Meeting of Shareholders to be held on April 26, 2022 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2021

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

Some of the factors that might cause these differences include the following:
•ongoing disruptions in our business and operations, and changes in consumer behavior due to the ongoing COVID-19 pandemic;
•changes in political, business and economic conditions, including inflation, or legislative or regulatory initiatives;
•the possibility that future credits losses are higher than currently expected due to changes in economic assumptions or adverse economic developments;
•volatility in national and international financial markets;
•interest rate changes or volatility, as well as changes in the balance and mix of loans and deposits;
•reductions in the market value or outflows of wealth management assets under administration;
•decreases in the value of securities and other assets;
•changes in loan demand and collectability;
•increases in defaults and charge-off rates;
•changes in the size and nature of our competition;
•changes in legislation or regulation and accounting principles, policies and guidelines;
•operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters and future pandemics;
•reputational risks; and
•changes in the assumptions used in making such forward-looking statements.

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

PART I

ITEM 1.  Business.

Washington Trust Bancorp, Inc.
Washington Trust Bancorp, Inc. (the “Bancorp”), a publicly-owned registered bank holding company that has elected to be a financial holding company, was organized in 1984 under the laws of the state of Rhode Island.  The Bancorp’s common stock trades on the NASDAQ Stock Market under the symbol WASH. The Bancorp owns all of the outstanding common stock of The Washington Trust Company, of Westerly (the “Bank”), a Rhode Island chartered financial institution founded in 1800.  The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Bancorp.  See additional information under the caption “Subsidiaries.”

References in this report to “Washington Trust” or the “Corporation” refer to the Bancorp and its subsidiaries. Washington Trust offers a comprehensive product line of banking and financial services to individuals and businesses, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services.

The accounting and reporting policies of Washington Trust conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  At December 31, 2021, Washington Trust had total assets of $5.9 billion, total deposits of $5.0 billion and total shareholders’ equity of $564.8 million.

Lending Activities
Washington Trust’s total loan portfolio amounted to $4.3 billion, or 73% of total assets, at December 31, 2021. The Corporation classifies loans as commercial, residential real estate or consumer. The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

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

Commercial Loans
The commercial loan portfolio represented 53% of total loans at December 31, 2021. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks. Washington Trust also participates from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100 million that are shared by three or more banks. Commercial loans fall into two major categories: commercial real estate and commercial and industrial loans.

Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial or residential buildings. Commercial real estate loans frequently involve larger loan balances to single borrowers or groups of related borrowers. At

December 31, 2021, commercial real estate loans represented 72% of the total commercial loan portfolio and 38% of the total loan portfolio.

Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable and/or general business assets.  A portion of the Bank’s commercial and industrial loan portfolio is also collateralized by real estate.  Commercial and industrial loans also include Paycheck Protection Program loans that are fully guaranteed by the U.S. government, tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. At December 31, 2021, commercial and industrial loans represented 28% of the total commercial loan portfolio and 15% of the total loan portfolio.

Residential Real Estate Loans
The residential real estate loan portfolio consists of mortgage and homeowner construction loans secured by one- to four-family residential properties and represented 40% of total loans at December 31, 2021.  Residential real estate loans are primarily originated by commissioned mortgage originator employees. Residential real estate loans are originated both for sale to the secondary market, as well as for retention in the Bank’s loan portfolio.  Loan sales to the secondary market provide funds for additional lending and other banking activities.  Loans originated for sale to the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate loans are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Also included in the residential real estate loan portfolio are mortgage loans purchased from and serviced by other financial institutions. These loans are individually evaluated at time of purchase to Washington Trust’s underwriting standards and are secured by one- to four-family residential properties in southern New England and other states. As of December 31, 2021, purchased residential mortgages serviced by others were largely secured by properties located in Massachusetts and represented 5% of the total residential real estate loan portfolio and 2% of the total loan portfolio.

Consumer Loans
The consumer loan portfolio represented 7% of total loans as of December 31, 2021.  Consumer loans include home equity loans and lines of credit and personal installment loans.  Home equity lines and home equity loans represent 93% of the total consumer portfolio at December 31, 2021.

Also included in the consumer loan portfolio are purchased loans to individuals secured by general aviation aircraft. These loans were individually underwritten by us at the time of purchase using standards similar to those employed for self-originated consumer loans. At December 31, 2021, these purchased loans represented 4% of the total consumer loan portfolio and 0.2% of the total loan portfolio.

Deposit Activities
At December 31, 2021, total deposits amounted to $5.0 billion. Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of deposit products with a range of interest rates and terms to consumer, commercial, non-profit and municipal deposit customers.  Washington Trust’s deposit accounts consist of noninterest-bearing demand deposits, interest-bearing demand deposits, NOW accounts, money market accounts, savings accounts and time deposits.  A variety of retirement deposit accounts are offered to customers.  Additional deposit services provided to customers include debit cards, automated teller machines (“ATMs”), telephone banking, internet banking, mobile banking, remote deposit capture and other cash management services. Brokered time deposits from out-of-market institutional sources are also utilized as part of our overall funding strategy.

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

Investment Security Activities
Washington Trust’s investment securities portfolio amounted to $1.0 billion, or 18% of total assets, at December 31, 2021 and is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  At December 31, 2021, the investment securities portfolio consisted of obligations of U.S. government agencies and government-sponsored enterprises, including mortgage-backed securities; individual name issuer trust preferred debt securities; and corporate bonds.

Wholesale Funding Activities
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). The Bank utilizes advances from the FHLB to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio.  As a member of the FHLB, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  At December 31, 2021, the Bank had advances payable to the FHLB of $145.0 million. In addition, the Bank had borrowing capacity remaining of $1.6 billion, as well as a $40.0 million unused line of credit with the FHLB at December 31, 2021.  The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Additional funding sources are available through the Federal Reserve Bank of Boston (“FRBB”) and in other forms of borrowing, such as securities sold under repurchase agreements. As noted above under the heading “Deposit Activities,” the Corporation also utilizes out-of-market brokered time deposits as part of its overall funding program.

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

At December 31, 2021, wealth management assets under administration (“AUA”) totaled $7.8 billion. These assets are not included in the Consolidated Financial Statements. Washington Trust’s wealth management revenues represented 18% of total revenues in December 31, 2021.  A substantial portion of wealth management revenues is largely dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

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

The Bank provides a broad range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services.  The deposits of the Bank are insured by the FDIC, subject to regulatory limits. The Bank has a registered investment adviser subsidiary, Washington Trust Advisors, Inc. (“WTA”), which until November 2021, was known as Weston Financial Group, Inc. The Bank also has a mortgage banking subsidiary, Washington Trust Mortgage Company LLC (“WTMC”) that is licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. See “-Supervision and Regulation-Consumer Protection Regulation” for a discussion of certain regulations that apply to WTMC. Washington Trust’s residential mortgage origination business conducted in our residential mortgage lending offices located outside of Rhode Island is performed by this Bank subsidiary.

The Bank has other subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  In addition, the Bank has a subsidiary that was formed for the purpose of holding, monitoring and disposing of certain foreclosed properties.

Weston Securities Corporation
WSC is a licensed introducing broker-dealer that offers variable annuities and services 529 College Savings Plans, primarily to WTA clients.

Market Area
Washington Trust’s headquarters and main office is located in Westerly in Washington County, Rhode Island.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2021, the Bank had 10 branch offices located in southern Rhode Island (Washington County), 13 branch offices located in the greater Providence area in Rhode Island and 1 branch office located in southeastern Connecticut. In 2022, we plan to open a new full-service branch in Cumberland, Rhode Island.

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

Human Capital
Washington Trust had 623 full-time equivalent employees at December 31, 2021. Our employees are the first point of contact for our customers and the reason our customers view us as a trusted financial advisor. They are community leaders, brand ambassadors and the embodiment of our values of Quality, Integrity, and Community.

We strive to create an environment where people feel valued and empowered. We seek to provide opportunities for professional growth and we invest in our employees. We evaluate compensation in relation to market trends and internal pay equity to ensure that we are providing fair and competitive pay; promote and recognize employees for their work successes; provide numerous training and professional development opportunities for employees to enhance their skills; offer a flexible, wide-ranging benefit package to meet the diverse needs of our workforce; and provide policies and benefits to help employees create a work-life balance.

We are committed to providing a culture of inclusion and mutual respect, where all perspectives and experiences are welcome. We celebrate our differences and recognize the value that diversity, be it ethnicity, gender, age or other factors, brings to Washington Trust.

We maintain a comprehensive employee handbook that includes a number of human resources and other policies, including a harassment policy and an anti-retaliation policy, to promote a workplace that is safe for all and supports a culture where people feel they can report incidents without fear of reprisal. In addition, we have a confidential whistleblower program that forwards complaints to the Audit Committee and the Board of Directors, and we take necessary action as quickly as possible after a complaint is received.

We also prohibit discrimination on the grounds of race, color, ethnicity, age, religion, gender, pregnancy/childbirth, national origin, sexual orientation, gender identity or expression, disability or perceived disability, genetic information, citizenship, veteran or military status or any other category protected by federal, state and/or local laws. We employ based on talent and potential for growth, and we value a diversity of backgrounds and ideas.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we transitioned a significant portion of our workforce to effectively working from remote locations. We also established various protocols and safe work practices for our onsite staff. We provided additional paid time-off to employees following a potential COVID-19 exposure or while they experienced symptoms. To encourage vaccination and ensure that financial considerations did not prevent employees from getting vaccinated, we provided paid time-off for vaccination and booster appointments, as well as additional time-off to cope with any side effects. We continue to monitor and respond to COVID-19 developments on the national, state and local levels. And, we continue to take a scientific, data driven approach to our return to work strategy with the top priority being the safety of employees, customers and the community.

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	34-37
II.	Investment Portfolio	43-44, 89
III.	Loan Portfolio	44-50, 92
IV.	Summary of Loan Loss Experience	56-58, 101
V.	Deposits	59, 106
VI.	Return on Equity and Assets	33

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

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act (the “CRRSA Act”) was signed into law, authorizing more than $900 billion in economic aid to small businesses and consumers.

On March 11, 2021, the American Rescue Plan Act (“ARP”) was signed into law providing an additional $1.9 trillion in COVID-19 economic relief. The ARP included provisions on aid to state and local governments, hard-hit industries and communities, additional direct stimulus payments to qualifying individuals, additional funding for the Small Business Administration’s (“SBA’s”) Paycheck Protection Program (“PPP”) and other provisions.

Participation in the Paycheck Protection Program. Through December 31, 2021, Washington Trust originated 2,939 PPP loans with principal balances totaling $326.7 million, of which 347 loans with principal balances of $39.3 million remain outstanding. In conjunction with the PPP, the Federal Reserve created the Paycheck Protection Program Liquidity Facility (“PPPLF”), a lending facility for qualified financial institutions who could pledge loans issued under the PPP as collateral to access the facility. The PPPLF extended credit to depository institutions at a fixed interest rate of 0.35% with maturity terms matching the maturity date of the pledged PPP loans. Washington Trust participated in PPPLF in 2020 and has had no PPPLF borrowings outstanding since December 31, 2020.

Troubled Debt Restructuring Relief. The CARES Act also provided troubled debt restructuring (“TDR”) accounting relief, which was subsequently extended by the CRRSA Act. From March 1, 2020 through January 1, 2022, a financial institution was permitted to elect to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, including impairment accounting. This TDR relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. Financial institutions are required to maintain records of the volume of loans involved in modifications to which TDR relief is applicable. Washington Trust made this election. Through December 31, 2021, Washington Trust processed loan payment deferral modifications, or “deferments”, on 654 loans totaling $728 million, of which active deferments remain on 2 loans totaling $9.7 million. The majority of these deferments qualified as eligible loan modifications under Section 4012 of the CARES Act, as amended, and therefore were not required to be classified as TDRs.

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

The FDIC, the RI Division of Banking and the Connecticut Department of Banking have the authority to issue cease and desist orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-related parties.

Deposit Insurance. The deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per depositor with respect to deposits held in the same right and capacity. Deposit insurance premiums are based on assets. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years using the CAMELS rating system and other factors. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.

The FDIC has the authority to adjust deposit insurance assessment rates at any time.  In addition, under the FDIA, the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2021, the FDIC insurance expense for the Bank was $1.6 million.

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

Brokered Deposits.  The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets may be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amends the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

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

Section 201 of the Economic Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8.0% or more than 10.0%. Under the final rule issued by federal banking agencies, effective January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of greater than 9.0%, are eligible to opt into the community bank leverage ratio framework. A community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the banking agencies’ capital rules and will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rule includes a two-quarter grace period during which a qualifying banking organization that temporarily fails to meet any of the qualifying criteria, including the greater than 9.0% leverage ratio requirement, generally would still be deemed well-capitalized so long as the banking organization maintains a leverage ratio greater than 8.0%. At the end of the grace period, the banking organization must meet all qualifying criteria to remain in the community bank leverage ratio framework or otherwise must comply with and report under the generally applicable rule. As required by Section 4012 of the CARES Act, the federal banking agencies temporarily lowered the community bank leverage ratio, issuing two interim final rules to set the community bank leverage ratio at 8.0%. Effective January 1, 2022, the community bank leverage ratio reverted to 9.0%. The Corporation did not opt in to the community bank leverage ratio.

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

Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries.  An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of “covered transactions” outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of “covered transactions” of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include: a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate.  “Covered transactions” are also subject to certain collateral security requirements. “Covered transactions” as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, that are at least as favorable to the bank as prevailing market terms. If a banking organization elects to use the community bank leverage ratio framework described in “Capital Adequacy and Safety and Soundness - Regulatory Capital Requirements” above, the banking organization would be required to measure the amount of covered transactions as a percentage of Tier 1 capital, subject to certain adjustments. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.

Consumer Protection Regulation
General. The Bancorp and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the GLBA, the Truth in Lending Act (“TILA”), the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services.  Further, the CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms.  Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.  The FDIC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan and allows borrowers to assert violations of certain provisions of the TILA as a defense to foreclosure proceedings. Additionally, the CFPB’s qualified mortgage rule, requires creditors, such as Washington Trust, to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. The Economic Growth Act included provisions that ease certain requirements related to residential mortgage transactions for certain institutions with less than $10 billion in total consolidated assets.

Privacy and Customer Information Security.  The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures.  However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and procedures since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of the information is reasonably possible.  Most states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach.  Congress continues to consider federal legislation that would require consumer notice of data security breaches.  In addition, individual states in our market area have promulgated data security regulations with respect to personal information of their residents.  Pursuant to the FACT Act, the Bank had to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Additionally, the FACT Act amended the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and method to opt out of the making of such solicitations.

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

Regulation of Other Activities
Registered Investment Adviser and Broker-Dealer. WSC is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).  WSC is subject to extensive regulation, supervision, and examination by the U.S. Securities and Exchange Commission (“SEC”), FINRA and the Commonwealth of Massachusetts. WSC is a licensed introducing broker-dealer that offers variable annuities and services 529 College Savings Plans, primarily to WTA clients.

WTA is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on registered investment advisers, including compliance with the anti-fraud provisions of the Advisers Act and fiduciary duties arising out of those provisions. WTA must maintain a compliance program reasonably designed to prevent violations of the Advisers Act and are also subject to recordkeeping, operational and disclosure obligations.

Employee Retirement Income Security Act of 1974.  The Bank and WTA are each also subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, to the extent it is a “fiduciary” under ERISA with respect to some of its clients.  ERISA and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”) impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of the Bank or WTA, as applicable, as well as certain transactions by the fiduciaries (and several other related parties) to such plans.

The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict WTA from conducting business in the event it fails to comply with such laws and regulations.  Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines.

Mortgage Lending. WTMC, formed in 2012, is a mortgage banking subsidiary of the Bank and licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. WTMC is subject to the regulation, supervision and examination by the banking divisions in each of these states. See “-Consumer Protection Regulation” for a description of certain regulations that apply to WTMC.

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

RISKS RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic, and the measures taken to control its spread, may continue to adversely impact our employees, customers, business operations and financial results.
The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively because of illness. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we and our third party service providers have put in place for employees. Government policies and directives relating to the pandemic response are subject to change. Changes in customer behavior due to work-from-home arrangements and other pandemic-related responses may impact the demand for our products and services, which could adversely affect our revenue.

The extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine is in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic. All of these risks and uncertainties can be expected to persist at least until the pandemic is demonstrably and sustainably contained, authorities cease curbing business activity, and consumer and business confidence recover.

Our participation in the SBA’s PPP may expose us to reputational harm, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.
As of December 31, 2021, there were 347 PPP loans with a carrying value (outstanding principal balance net of unamortized deferred loan origination fees and costs) of $38.0 million included in our commercial and industrial loan portfolio. As of February  15, 2022, 172 PPP loans with a carrying value of $21.9 million remain in our loan portfolio. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the COVID-19 pandemic, could adversely impact our business. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency or the processing fee from us.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Changes in the business and economic conditions, particularly those of southern New England, could adversely affect our financial condition and results of operations.
Changes in business and economic conditions, increased levels of unemployment, downside economic shocks, or recessionary economic conditions could lead to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses could adversely affect our business, financial condition, results of operations and stock price.
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
•loan delinquencies may increase;
•problem assets and foreclosures may increase;
•demand for our products and services may decline;
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

At its January 2022 Federal Open Market Committee Meeting, the Federal Reserve indicated it expects to raise benchmark interest rates in 2022, partially in response to increasing inflation. When interest rates increase, loan prepayments generally decline and depositors shift funds from accounts that have a comparatively lower cost, such as regular savings accounts, to accounts with a higher cost, such as certificates of deposit. When interest rates decrease, loan prepayments and the receipt of payments on mortgage-backed securities generally increase, and may result in the proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Changes in interest rates can also affect the value of loans and investment securities. Fixed-rate investment securities, mortgage-backed securities and mortgage loans typically decline in value as interest rates rise.

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
At December 31, 2021, commercial loans represented 53% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if our portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

We may experience losses and expenses if security interests granted for loans are not enforceable.
When we make loans we sometimes obtains liens, such as real estate mortgages or other asset pledges, to provide us with a security interest in collateral. If there is a loan default, we may seek to foreclose upon collateral and enforce the security interests to obtain repayment and eliminate or mitigate our loss. Drafting errors, recording errors, other defects or imperfections in the security interests granted to us and/or changes in law may render liens granted to the us unenforceable. We may incur losses or expenses if security interests granted to us are not enforceable.

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
We maintain an Allowance for Credit Losses (“ACL”) on loans that is based on relevant internal and external information related to past events, current economic conditions and reasonable supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. We make various assumptions and judgments about the quality and collectability of the loan portfolio, the creditworthiness of borrowers, the value of the underlying collateral, the enforceability of the loan documents, current economic conditions and reasonable and supportable forecasts. If the assumptions underlying the determination of the ACL prove to be incorrect, the ACL may not be sufficient to cover actual loan losses and an increase to the ACL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ACL. Federal and state regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our ACL. Any increases in our ACL will result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.

We are subject to liquidity risk, which could negatively affect our funding levels.
We must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. Market conditions or other events could negatively affect our access to or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences.

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
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on higher cost borrowings as a source of funds, such as the FHLB, in the future or otherwise reduce its loan growth or pursue loan sales. Higher funding costs reduce our net interest margin, net interest income and net income.

A significant component of our liquidity needs are met through our access to funding pursuant to our membership in the FHLB. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB is to obtain funding. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. Any deterioration in the FHLB’s performance or financial condition may affect our ability to access funding and/or require Washington Trust to deem the required investment in FHLB stock to be impaired. If we are not able to access funding through the FHLB, we may not be able to meet our liquidity needs, which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in FHLB stock impaired, such action could have an adverse effect on our financial condition or results of operations.

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
LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including loans, securities, funding sources, interest rate swaps and other derivatives. ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR recently announced it would consult on its plans for the discontinuation of LIBOR. IBA intends to end publication of remaining LIBOR tenors in June 2023. Financial services regulators issued guidance on the ongoing use of LIBOR, encouraging banks to transition away from LIBOR as soon as practicable and to not enter into new transactions referencing LIBOR after December 31, 2021. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. The Corporation has established a cross-functional project team to address the LIBOR transition.

As of December 31, 2021, the Corporation is generally no longer entering into new transactions referencing LIBOR. We have approximately 330 financial instruments that reference LIBOR (predominantly commercial loans) with on-balance sheet amounts of $1.6 billion and 300 derivative instruments (loan related derivatives and cash flow hedging instruments) that reference LIBOR with total notional amounts of $2.4 billion as of December 31, 2021. Late in the fourth quarter of 2021, the Corporation began processing modifications on loans that reference LIBOR to transition them to a new reference rate, primarily SOFR.

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
We offer wealth management services through the Bank and WTA. WTA is a registered investment adviser under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. We are also subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 to 60 days’ notice. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

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
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. We also review and assess the cyber-security risk of our third party service providers. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other liability. A breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services. The introduction of new or modified products or services can entail significant time and resources. We might not be successful in developing or introducing new or modified products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new or modified products or services could have an adverse effect on our business and reputation.

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
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a hurricane, blizzard, flood, fire or earthquake, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, or future pandemics could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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
We are subject to extensive federal and state regulation and supervision. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; the manner in which we conduct mortgage banking activities; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The FDIC and the banking divisions or departments of states in which we are licensed to do business have the power to issue consent orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. In addition, WTA, a registered investment advisor subsidiary, is subject to regulation under federal and state securities laws and fiduciary laws. These and other restrictions limit the manner in which we may conduct business and obtain financing.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, and we may be required to obtain additional capital to comply or result in regulatory actions if we are unable to comply with such requirements.

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
As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time we are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 2.  Properties.
Washington Trust’s headquarters and main office is located at 23 Broad Street, in Westerly, in Washington County, Rhode Island.

As of December 31, 2021, Washington Trust conducts business from 10 branch offices located in southern Rhode Island (Washington County), 13 branch offices located in the greater Providence area in Rhode Island and 1 branch office located in southeastern Connecticut. In 2022, we plan to open a new full-service branch in Cumberland, Rhode Island.

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

At December 31, 2021, 10 of the Corporation’s facilities were owned, 26 were leased and 1 branch office was owned on leased land.  Lease expiration dates range from 7 months to 19 years, with additional renewal options on certain leases ranging from 3 years to 5 years.  In addition, the Bank has one owned offsite-ATM in a leased space. All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bancorp’s common stock trades on the NASDAQ Stock Market under the symbol WASH. At January 31, 2022, there were 1,482 holders of record of the Bancorp’s common stock.

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

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Bancorp did not repurchase any shares during the fourth quarter of December 31, 2021.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) from December 31, 2016 to December 31, 2021. The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2016.  The total return assumes reinvestment of dividends.

The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Corporation is not responsible for any errors or omissions in such information.

For the period ending December 31,	2016	2017	2018	2019	2020	2021
Washington Trust Bancorp, Inc.	$100.00	$97.78	$90.20	$106.18	$93.65	$122.58
NASDAQ Bank Stocks	$100.00	$105.46	$88.40	$109.95	$101.70	$145.34
NASDAQ Stock Market (U.S.)	$100.00	$129.73	$126.08	$172.41	$250.08	$305.63

ITEM 6.  Reserved.

Management's Discussion and Analysis
ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Corporation for the periods shown.  For a full understanding of this analysis, it should be read in conjunction with other sections of this Annual Report on Form 10-K, including Part I, “Item 1. Business” and Part II, “Item 8. Financial Statements and Supplementary Data.”

Information pertaining to 2019 was included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, starting on page 34 under Part II, Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which was filed with the SEC on February 25, 2021.

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

Interest rate risk is the risk of loss to future earnings due to changes in interest rates. It exists because the repricing frequency and magnitude of interest-earning assets and interest-bearing liabilities are not identical. See the “Asset/Liability Management and Interest Rate Risk” section below for additional disclosure.

Management's Discussion and Analysis

Liquidity risk is the risk that the Corporation will not have the ability to generate adequate amounts of cash in the most economical way for it to meet its maturing liability obligations and customer loan demand. For detailed disclosure regarding liquidity management, see the “Liquidity and Capital Resources” section below.

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

Management's Discussion and Analysis
Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)			Change
Years Ended December 31,	2021	2020	$	%
Net interest income	$141,435	$127,444	$13,991	11%
Noninterest income	87,394	99,442	(12,048)	(12)
Total revenues	228,829	226,886	1,943	1
Provision for credit losses	(4,822)	12,342	(17,164)	(139)
Noninterest expense	135,464	125,384	10,080	8
Income before income taxes	98,187	89,160	9,027	10
Income tax expense	21,317	19,331	1,986	10
Net income	$76,870	$69,829	$7,041	10%

The following table presents a summary of performance metrics and ratios:

Years Ended December 31,	2021	2020
Diluted earnings per common share	$4.39	$4.00
Return on average assets (net income divided by average assets)	1.32%	1.22%
Return on average equity (net income available for common shareholders divided by average equity)	14.03%	13.51%
Net interest income as a percentage of total revenues	62%	56%
Noninterest income as a percentage of total revenues	38%	44%

Net income totaled $76.9 million in 2021, up by 10% from the $69.8 million reported in 2020.

In 2021, net interest income benefited from lower funding costs and a reduction in wholesale funding balances, as well as accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA and prepayment penalty fee income associated with commercial loan payoffs. The decrease in noninterest income reflected lower mortgage banking revenues, partially offset by higher wealth management revenues. The reduction in credit loss provisioning in 2021 reflected improvements in forecasted economic conditions, a downward trend in loan loss rates and relatively stable asset quality metrics. Noninterest expenses included debt prepayment penalty expense associated with prepaying higher yielding FHLB advances, as well as an increase in salaries and employee benefits expense.

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

Years ended December 31,	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$167,898	$181	0.11%	$160,427	$459	0.29%
Mortgage loans held for sale	52,580	1,531	2.91	54,237	1,762	3.25
Taxable debt securities	1,013,445	14,295	1.41	902,278	20,050	2.22
FHLB stock	21,422	436	2.04	45,235	2,240	4.95
Commercial real estate	1,643,107	49,551	3.02	1,632,460	52,231	3.20
Commercial & industrial	752,934	30,824	4.09	767,176	27,410	3.57
Total commercial	2,396,041	80,375	3.35	2,399,636	79,641	3.32
Residential real estate	1,571,459	52,884	3.37	1,488,343	55,866	3.75
Home equity	254,289	8,212	3.23	277,296	10,032	3.62
Other	19,765	966	4.89	18,929	941	4.97
Total consumer	274,054	9,178	3.35	296,225	10,973	3.70
Total loans	4,241,554	142,437	3.36	4,184,204	146,480	3.50
Total interest-earning assets	5,496,899	158,880	2.89	5,346,381	170,991	3.20
Noninterest-earning assets	341,067			358,569
Total assets	$5,837,966			$5,704,950
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$202,929	$259	0.13%	$159,366	$806	0.51%
NOW accounts	765,584	491	0.06	593,105	368	0.06
Money market accounts	984,278	2,413	0.25	839,915	5,402	0.64
Savings accounts	521,143	282	0.05	415,741	265	0.06
Time deposits (in-market)	702,303	7,749	1.10	742,236	13,138	1.77
Total interest-bearing in-market deposits	3,176,237	11,194	0.35	2,750,363	19,979	0.73
Wholesale brokered time deposits	644,151	1,196	0.19	501,306	5,833	1.16
Total interest-bearing deposits	3,820,388	12,390	0.32	3,251,669	25,812	0.79
FHLB advances	370,881	3,800	1.02	920,704	15,806	1.72
Junior subordinated debentures	22,681	370	1.63	22,681	641	2.83
PPPLF borrowings	—	—	—	66,492	233	0.35
Total interest-bearing liabilities	4,213,950	16,560	0.39	4,261,546	42,492	1.00
Noninterest-bearing demand deposits	934,626			759,841
Other liabilities	143,197			167,861
Shareholders’ equity	546,193			515,702
Total liabilities and shareholders’ equity	$5,837,966			$5,704,950
Net interest income (FTE)		$142,320			$128,499
Interest rate spread			2.50%			2.20%
Net interest margin			2.59%			2.40%

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2021	2020
Commercial loans	$885	$1,055

Net Interest Income
Net interest income, the primary source of our operating income, totaled $141.4 million and $127.4 million, respectively, for 2021 and 2020. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on a FTE basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, net interest margin (“NIM”) and the yield on loans may be impacted by the periodic recognition of prepayment penalty fee income associated with loan payoffs. Prepayment penalty fee income associated with loans payoffs amounted to $3.2 million (or 6 basis points benefit to NIM) and $303 thousand (or 0 basis points benefit to NIM), respectively, in 2021 and 2020.

The analysis of net interest income, net interest margin and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on loans and securities, which is included in interest income. Additionally, as PPP loans are forgiven by the SBA, related unamortized net fee balances are accelerated and amortized, increasing net interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally increase as market interest rates decline and decrease as market interest rates rise. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. As noted in the Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to net interest income) amounted to $3.4 million in 2021, down by $2.3 million from 2020. The decline in net amortization reflected accelerated amortization of net deferred fee balances on PPP loans, partially offset by an increase in amortization of net premiums on securities.

Accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA amounted to $5.4 million (or 10 basis points benefit to NIM) and $423 thousand (or 0 basis points benefit to NIM), respectively, in 2021 and 2020.

FTE net interest income in 2021 amounted to $142.3 million, up by $13.8 million, or 11%, from 2020. Declines in average interest-bearing liability balances and growth in average interest-earning assets contributed $8.9 million of net interest income in 2021. Declines in funding costs outpaced lower asset yields and contributed $5.0 million of net interest income.

The NIM was 2.59% in 2021, up by 19 basis points from 2.40% in 2020. NIM benefited from lower funding costs and a reduction in average wholesale funding balances. It also benefited from accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA and loan prepayment fees. Excluding the impact of both accelerated net deferred fee amortization on PPP loans and commercial loan prepayment fee income, the NIM amounted to 2.43% in 2021, compared to 2.39% in 2020.

Total average securities for 2021 increased by $111.2 million, or 12%, from the average balance for 2020. The FTE rate of return on securities was 1.41% in 2021, down by 81 basis points from 2.22% in 2020, reflecting purchases of relatively lower yielding debt securities and lower market interest rates.

Total average loan balances increased by $57.4 million, or 1%, from the average balance for 2020. This reflected growth in average residential real estate loan balances. The yield on total loans in 2021 was 3.36%, down by 14 basis points from 3.50% in 2020. The yield on total loans benefited from accelerated amortization of net deferred fee

Management's Discussion and Analysis
balances on PPP loans that were forgiven by the SBA and commercial loan prepayment fee income. Excluding the impact of these items for both periods, the yield on total loans amounted to 3.16% in 2021, down by 32 basis points, from 3.48% in 2020. Yields reflected lower market interest rates.

The average balance of FHLB advances for 2021 decreased by $549.8 million, or 60%, compared to the average balance for 2020. The average rate paid on such advances in 2021 was 1.02%, down by 70 basis points from 1.72% in 2020, reflecting maturities and payoffs of higher-yielding FHLB advances and lower market interest rates.

Included in total average interest-bearing deposits were out-of-market brokered time deposits, which increased by $142.8 million, or 28%, from 2020. The average rate paid on wholesale brokered time deposits in 2021 was 0.19%, down by 97 basis points from 1.16% in 2020, reflecting lower market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, increased by $425.9 million, or 15%, from the average balance in 2020, largely due to growth in average lower-cost deposit categories, partially offset by maturities of higher-cost promotional time deposits. The average rate paid on in-market interest-bearing deposits in 2021 was 0.35%, down by 38 basis points from 0.73% in 2020, largely due to downward repricing of interest-bearing in-market deposits reflecting lower market interest rates.

The average balance of noninterest-bearing demand deposits for 2021 increased by $174.8 million, or 23%, from the average balance for 2020. See additional disclosure under the caption “Sources of Funds.”

Management's Discussion and Analysis
Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Changes Due To
Years Ended December 31, 2021 vs. 2020	Volume	Rate	Net Change
Interest on interest-earning assets:
Cash, federal funds sold and short-term investments	$21	($299)	($278)
Mortgage loans held for sale	(52)	(179)	(231)
Taxable debt securities	2,237	(7,992)	(5,755)
FHLB stock	(852)	(952)	(1,804)
Commercial real estate	332	(3,012)	(2,680)
Commercial & industrial	(516)	3,930	3,414
Total commercial	(184)	918	734
Residential real estate	2,959	(5,941)	(2,982)
Home equity	(792)	(1,028)	(1,820)
Other	41	(16)	25
Total consumer	(751)	(1,044)	(1,795)
Total loans	2,024	(6,067)	(4,043)
Total interest income	3,378	(15,489)	(12,111)
Interest on interest-bearing liabilities:
Interest-bearing demand deposits	178	(725)	(547)
NOW accounts	123	—	123
Money market accounts	784	(3,773)	(2,989)
Savings accounts	60	(43)	17
Time deposits (in-market)	(671)	(4,718)	(5,389)
Total interest-bearing in-market deposits	474	(9,259)	(8,785)
Wholesale brokered time deposits	1,293	(5,930)	(4,637)
Total interest-bearing deposits	1,767	(15,189)	(13,422)
FHLB advances	(7,140)	(4,866)	(12,006)
Junior subordinated debentures	—	(271)	(271)
PPPLF borrowings	(117)	(116)	(233)
Total interest expense	(5,490)	(20,442)	(25,932)
Net interest income (FTE)	$8,868	$4,953	$13,821

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate of expected lifetime credit losses as of the reporting date and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

A negative provision for credit losses (or a benefit) of $4.8 million was recognized in earnings in 2021 compared to a positive provision for credit losses (or a charge) of $12.3 million in 2020. The reduction in the provision for credit losses and the related ACL in 2021 reflected improvements in forecasted economic conditions, a downward trend in loan loss rates and relatively stable asset quality metrics. The higher credit loss provisioning in 2020 was attributable to the negative impact of the emergence of the COVID-19 pandemic on economic conditions.

Management's Discussion and Analysis
Net charge-offs totaled $417 thousand, or 0.01% of average loans, in 2021, compared to $1.1 million, or 0.03% of average loans, in 2020.

The ACL on loans was $39.1 million, or 0.91% of total loans, at December 31, 2021, compared to $44.1 million, or 1.05% of total loans, at December 31, 2020. See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2021	2020	$	%
Noninterest income:
Wealth management revenues	$41,282	$35,454	$5,828	16%
Mortgage banking revenues	28,626	47,377	(18,751)	(40)
Card interchange fees	4,996	4,287	709	17
Service charges on deposit accounts	2,683	2,742	(59)	(2)
Loan related derivative income	4,342	3,991	351	9
Income from bank-owned life insurance	2,925	2,491	434	17
Other income	2,540	3,100	(560)	(18)
Total noninterest income	$87,394	$99,442	($12,048)	(12%)

Noninterest Income Analysis
Revenue from wealth management services represented 47% of total noninterest income in 2021, compared to 36% in 2020. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2021	2020	$	%
Wealth management revenues:
Asset-based revenues	$40,215	$34,363	$5,852	17%
Transaction-based revenues	1,067	1,091	(24)	(2)
Total wealth management revenues	$41,282	$35,454	$5,828	16%

Wealth management revenues for 2021 increased by $5.8 million, or 16%, from 2020, due to growth in asset-based revenues. The increase in asset-based revenues correlated with the increase in average AUA balances in 2021.

Management's Discussion and Analysis
The following table presents the changes in wealth management AUA:

(Dollars in thousands)	2021	2020
Wealth management AUA:
Balance at the beginning of period	$6,866,737	$6,235,801
Net investment appreciation & income	931,302	774,265
Net client asset outflows	(13,828)	(143,329)
Balance at the end of period	$7,784,211	$6,866,737

Wealth management AUA totaled $7.8 billion at December 31, 2021, up by $917.5 million, or 13%, from December 31, 2020, primarily due to net investment appreciation. The average balance of AUA in 2021 increased by 19% from the average balance in 2020.

Mortgage banking revenues represented 33% of total noninterest income in 2021, compared to 48% for 2020. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2021	2020	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$33,752	$42,008	($8,256)	(20%)
Changes in fair value, net (2)	(5,558)	5,998	(11,556)	(193)
Loan servicing fee income, net (3)	432	(629)	1,061	169
Total mortgage banking revenues	$28,626	$47,377	($18,751)	(40%)

Loans sold to the secondary market (4)	$953,436	$1,139,761	($186,325)	(16%)
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

Mortgage banking revenues in 2021 decreased by $18.8 million, or 40%, from 2020. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Included in mortgage banking revenues are changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline. The decline in mortgage banking revenues was mainly attributable to a decline in current market pricing and lower sales volume. Mortgage loans sold to the secondary market totaled $953.4 million in 2021 compared to $1.1 billion in 2020, as a larger proportion of loans were originated for portfolio in 2021.

Card interchange fees increased by $709 thousand, or 17%, from 2020 largely due to higher transaction volume.

Included in income from bank-owned life insurance (“BOLI”) was the recognition of $526 thousand and $229 thousand, respectively, of income associated with the receipt of life insurance proceeds in 2021 and 2020. Excluding these amounts from both periods, income from BOLI was up by $137 thousand, or 6%, from 2020, reflecting a $7.0 million purchase of BOLI in 2021.

Other income decreased by $560 thousand, or 18%, from 2020. Included in other income was $1.0 million of income associated with a litigation settlement in 2021 and a gain of $1.4 million associated with the sale of a limited partnership interest in a low-income housing tax credit investment in 2020. Excluding these items from both periods, other income was down by $160 thousand, or 9%, from 2020.

Management's Discussion and Analysis
Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Years Ended December 31,	2021	2020	$	%
Noninterest expense:
Salaries and employee benefits	$87,295	$82,899	$4,396	5%
Outsourced services	13,296	11,894	1,402	12
Net occupancy	8,449	8,023	426	5
Equipment	3,905	3,831	74	2
Legal, audit and professional fees	2,859	3,747	(888)	(24)
FDIC deposit insurance costs	1,592	1,818	(226)	(12)
Advertising and promotion	1,843	1,469	374	25
Amortization of intangibles	890	914	(24)	(3)
Debt prepayment penalties	6,930	1,413	5,517	390
Other	8,405	9,376	(971)	(10)
Total noninterest expense	$135,464	$125,384	$10,080	8%

Noninterest Expense Analysis
Salaries and employee benefits expense for 2021 increased by $4.4 million, or 5%, from 2020, largely reflecting annual merit increases, increased staffing levels and increases in performance-based compensation expense. These increases were partially offset by increases in deferred labor costs (a contra expense) associated with residential real estate loan originations for portfolio.

Outsourced services expense for 2021 increased by $1.4 million, or 12%, from 2020, reflecting increases in third party services and processing costs.

Legal, audit and professional fees for 2021 decreased by $888 thousand, or 24%, from 2020, reflecting a decline in legal expenses.

Debt prepayment penalty expense amounted to $6.9 million in 2021, compared to $1.4 million in 2020, resulting from the prepayment of higher-yielding FHLB advances.

Other expenses for 2021 decreased by $971 thousand, or 10% from 2020. Included in other expenses in 2020 was a charge of $630 thousand related to counterfeit checks drawn on a commercial customer’s account. Excluding the impact of this item, other expenses was down by $341 thousand, or 4%, from 2020.

Income Taxes
The following table presents the Corporation’s income tax expense and effective tax rate for the periods indicated:

(Dollars in thousands)
Years ended December 31,	2021	2020
Income tax expense	$21,317	$19,331
Effective income tax rate	21.7%	21.7%

The effective tax rate remained essentially unchanged in 2021. The effective tax rates differed from the federal rate of 21%, primarily due to state income tax expense, partially offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax expense or benefits associated with the settlement of share-based awards.

Management's Discussion and Analysis
The Corporation’s net deferred tax assets amounted to $14.0 million at December 31, 2021, compared to $12.2 million at December 31, 2020. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income. Net deferred tax assets increased in 2021, largely reflecting an increase in the deferred tax asset associated with the temporary decline in fair value of securities available for sale.

See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services.

In the fourth quarter of 2021 the Corporation re-assessed its reportable business segments and related allocation methodology in connection with the implementation of a new budgeting and profitability system in the same period. Management determined it was appropriate to allocate activity previously reported in the Corporate Unit to the Commercial Banking and Wealth Management Services operating segments. The Corporate Unit had included activities related to the Treasury function, which is responsible for managing the investment portfolio and wholesale funding needs, as well as certain administrative and executive expenses that were not previously allocated to the operating segments. The prior year segment information contained within this report has been restated to reflect this change to reportable business segments and related allocation methodology. See Note 19 to the Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2021	2020	$	%
Net interest income	$141,493	$127,545	$13,948	11%
Provision for loan losses	(4,822)	12,342	(17,164)	(139)
Net interest income after provision for credit losses	146,315	115,203	31,112	27
Noninterest income	44,748	63,612	(18,864)	(30)
Noninterest expense	103,856	94,128	9,728	10
Income before income taxes	87,207	84,687	2,520	3
Income tax expense	18,575	17,989	586	3
Net income	$68,632	$66,698	$1,934	3%

Net interest income for the Commercial Banking segment increased by $13.9 million, or 11%, from 2020. Net interest income largely benefited from lower cost of funds, accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA and prepayment penalty fee income associated with loans payoffs, and was negatively impacted by lower yields on loans and securities.

A negative provision for credit losses (or a benefit) of $4.8 million was recognized in earnings in 2021, compared to a positive provision (or a charge) of $12.3 million in 2020. The reduction in credit loss provisioning reflected a improvements in forecasted economic conditions, a downward trend in loss rates and relatively stable asset quality metrics. See additional discussion under the caption “Asset Quality” below.

Noninterest income derived from the Commercial Banking segment decreased by $18.9 million, or 30%, from 2020, largely reflecting lower mortgage banking revenues. See additional discussion under the caption “Noninterest Income” above.

Management's Discussion and Analysis
Commercial Banking noninterest expenses were up by $9.7 million, or 10%, from 2020, largely reflecting increases in debt prepayment penalty expense, salaries and employee benefits and outsourced services. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2021	2020	$	%
Net interest expense	($58)	($101)	$43	(43%)
Noninterest income	42,646	35,830	6,816	19
Noninterest expense	31,608	31,256	352	1
Income before income taxes	10,980	4,473	6,507	145
Income tax expense	2,742	1,342	1,400	104
Net income	$8,238	$3,131	$5,107	163%

Noninterest income for the Wealth Management Services segment increased by $6.8 million, or 19%, compared to 2020, due to an increase in asset-based revenues. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

Noninterest expenses for the Wealth Management Services segment increased by $352 thousand, or 1%, compared to 2020, largely reflecting an increase in salaries and employee benefits expense, partially offset by a decline in legal expenses. See additional discussion under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
December 31,	2021	2020	$	%
Cash and due from banks	$175,259	$194,143	($18,884)	(10%)
Total securities	1,042,859	894,571	148,288	17
Total loans	4,272,925	4,195,990	76,935	2
Allowance for credit losses on loans	39,088	44,106	(5,018)	(11)
Total assets	5,851,127	5,713,169	137,958	2
Total deposits	4,980,051	4,378,353	601,698	14
FHLB advances	145,000	593,859	(448,859)	(76)
Total shareholders’ equity	564,808	534,195	30,613	6

Total assets amounted to $5.9 billion at December 31, 2021, up by $138.0 million, or 2%, from the end of 2020.

The securities portfolio increased by $148.3 million, or 17%, reflecting purchases, partially offset by pay-downs, called securities and a temporary decline in fair value.

Total loans increased by $76.9 million, or 2%, as loan originations and purchases were partially offset by payoffs, pay-downs and PPP loans forgiven by the SBA.

Management's Discussion and Analysis
Total deposits increased by $601.7 million, or 14%, reflecting growth across all in-market deposit categories, partially offset by a decrease in wholesale brokered time deposits. FHLB advances decreased by $448.9 million, or 76%, from December 31, 2020, as lower levels of wholesale funding were needed given the in-market deposits increase.

Shareholders’ equity amounted to $564.8 million at December 31, 2021, up by $30.6 million, or 6%, from the balance at December 31, 2020, reflecting earnings net of dividend declarations and a decline in the accumulated other comprehensive income component of shareholders’ equity.

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

The Corporation’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase. The Corporation does not maintain a portfolio of trading securities. As of December 31, 2021 and December 31, 2020, the Corporation did not have securities designated as held to maturity. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Debt securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2021 and 2020, management did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis
Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2021		2020
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$196,454	19%	$131,669	15%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	824,962	79	740,305	83
Individual name issuer trust preferred debt securities	9,138	1	12,669	1
Corporate bonds	12,305	1	9,928	1
Total available for sale debt securities	$1,042,859	100%	$894,571	100%

The securities portfolio amounted to $1.0 billion as of December 31, 2021, or 18% of total assets, compared to $894.6 million as of December 31, 2020, or 16% or total assets. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $148.3 million, or 17%, from the end of 2020, reflecting purchases of U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, totaling $599.4 million, with a weighted average yield of 1.67%. These purchases were partially offset by routine pay-downs on mortgage-backed securities and called securities, as well as a temporary decline in the fair value of available for sale securities.

As of December 31, 2021, the carrying amount of available for sale debt securities included net unrealized losses of $8.9 million, compared to net unrealized gains of $13.0 million as of December 31, 2020. The decline in fair value of available for sale debt securities from the end of 2020 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and attributable to relative changes in interest rates since the time of purchase. See Note 4 to the Consolidated Financial Statements for additional information.

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

The Bank’s investment in FHLB stock totaled $13.0 million at December 31, 2021, compared to $30.3 million at December 31, 2020. No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Bank currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  Management monitors the investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of its FHLB stock as of December 31, 2021.

Loans
Total loans amounted to $4.3 billion at December 31, 2021, up by $76.9 million, or 2%, from the end of 2020. Total loans excluding PPP loans amounted to $4.2 billion at December 31, 2021, up by $238.7 million, or 6%, from

Management's Discussion and Analysis
December 31, 2020, largely reflecting growth in the residential real estate portfolio.

The following table sets forth the composition of the Corporation’s loan portfolio:

(Dollars in thousands)
December 31,	2021		2020
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,639,062	38%	$1,633,024	39%
Commercial & industrial (2)	641,555	15	817,408	19
Total commercial	2,280,617	53	2,450,432	58
Residential real estate:
Residential real estate (3)	1,726,975	40	1,467,312	35
Consumer:
Home equity	247,697	6	259,185	6
Other (4)	17,636	1	19,061	1
Total consumer	265,333	7	278,246	7
Total loans	$4,272,925	100%	$4,195,990	100%
(1)Commercial real estate consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)Commercial & industrial consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. Commercial & industrial also includes PPP loans.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2021 follows:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I	Total Commercial	Residential Real Estate (2)	Home Equity	Other	Total Consumer	Total
Amounts due in:
One year or less	$277,579	$123,519	$401,098	$38,872	$2,804	$2,747	$5,551	$445,521
After one year to five years	700,330	302,654	1,002,984	169,233	9,373	8,382	17,755	1,189,972
After five years to fifteen years	661,153	214,910	876,063	485,461	13,619	5,285	18,904	1,380,428
After fifteen years	—	472	472	1,033,409	221,901	1,222	223,123	1,257,004
Total	$1,639,062	$641,555	$2,280,617	$1,726,975	$247,697	$17,636	$265,333	$4,272,925

Interest rate terms on amounts due after one year:
Predetermined rates	$156,915	$176,545	$333,460	$634,593	$25,185	$13,545	$38,730	$1,006,783
Variable or adjustable rates	1,204,568	341,491	1,546,059	1,053,510	219,708	1,344	221,052	2,820,621
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

Management's Discussion and Analysis
similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In other circumstances, a loan, or a portion of a loan, may not be repaid due to the borrower’s inability to satisfy the contractual terms of the loan.

COVID-19 Pandemic Related
Through December 31, 2021, Washington Trust processed loan payment deferral modifications, or “deferments”, on 654 loans totaling $728 million, of which active deferments remain on 2 loans totaling $9.7 million. The majority of these deferments qualified as eligible loan modifications under Section 4012 of the CARES Act, as amended, and therefore were not required to be classified as TDRs. Deferment extensions were prudently underwritten and resulted in loan risk rating downgrades when warranted. Management monitors active deferments through its quarterly watched asset review. See additional information under the caption “Commercial Real Estate Loans” below.

Through December 31, 2021, Washington Trust has originated 2,939 PPP loans with principal balances totaling $326.7 million and has processed SBA forgiveness on 2,580 PPP loans with principal balances totaling $283.5 million. As of December 31, 2021, the carrying value of PPP loans amounted to $38.0 million and included net unamortized loan origination fee balances of $1.3 million. See additional information under the caption “Commercial & Industrial Loans” below.

Commercial Loans
The commercial loan portfolio represented 53% of total loans at December 31, 2021.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $451.6 million and $408.8 million, respectively, at December 31, 2021 and 2020. Our participation in commercial loans originated by other banks also includes shared national credits.

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

Commercial Real Estate Loans
Commercial real estate (“CRE”) loans totaled $1.6 billion at December 31, 2021, up by $6.0 million, or 0.4%, from the balance at December 31, 2020. Included in CRE loans were construction and development loans of $122.4 million and $111.2 million, respectively, as of December 31, 2021 and 2020. In 2021, CRE loan originations and advances totaled approximately $365 million, largely offset by payoffs and pay-downs.

Shared national credit balances outstanding included in the CRE loan portfolio totaled $3.5 million at December 31, 2021. The balance was included in the pass-rated category of commercial loan credit quality and current with respect to contractual payment terms at December 31, 2021.

Management's Discussion and Analysis
The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	December 31, 2021		December 31, 2020
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$643,182	39%	$649,919	40%
Massachusetts	464,018	28	468,947	29
Rhode Island	408,496	25	431,133	26
Subtotal	1,515,696	92	1,549,999	95
All other states	123,366	8	83,025	5
Total	$1,639,062	100%	$1,633,024	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	December 31, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	127	$474,229	29%	137	$524,874	32%
Retail	121	389,487	24	136	339,569	21
Office	57	216,602	13	73	290,756	18
Hospitality	31	184,990	11	40	157,720	10
Industrial and warehouse	35	137,254	8	28	97,055	6
Healthcare	13	128,189	8	15	109,321	7
Commercial mixed use	20	38,978	2	22	42,405	2
Other	36	69,333	5	38	71,324	4
Total CRE loans	440	$1,639,062	100%	489	$1,633,024	100%

Average CRE loan size		$3,725			$3,340
Largest individual CRE loan outstanding		$39,945			$32,200

The following table presents a summary of CRE loan deferments:

(Dollars in thousands)	December 31, 2021			December 31, 2020
	Count	Balance	% of Outstanding Balance (1)	Count	Balance	% of Outstanding Balance (1)
Total CRE deferments	2	$9,720	1%	38	$176,402	11%
(1)CRE deferments as a percent of the outstanding CRE portfolio balance as of the dates indicated..

CRE loans with active deferments remain on one relationship with two loans in the hospitality segment as of December 31, 2021. This active deferment is a principal only payment deferral and the borrower continues to pay interest. The hospitality segment was a segment that management previously identified as “at risk” of significant impact from the COVID-19 pandemic. This active deferment is expected to expire in the first quarter of 2022.

Commercial and Industrial Loans
Commercial and industrial (“C&I”) loans amounted to $641.6 million at December 31, 2021, down by $175.9 million, or 22%, from the balance at December 31, 2020. This included a net reduction of PPP loans of $161.8 million. Excluding PPP loans, C&I loans decreased by $14.1 million in 2021, as loan originations of approximately $125 million were offset by payoffs, pay-downs and a decrease in line utilization.

Management's Discussion and Analysis
Shared national credit balances outstanding included in the C&I loan portfolio totaled $40.8 million at December 31, 2021. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at December 31, 2021.

The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	December 31, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	101	$174,376	27%	253	$200,217	24%
Owner occupied and other real estate	185	72,957	11	268	74,309	9
Manufacturing	65	55,341	9	146	88,802	11
Educational services	28	52,211	8	53	64,969	8
Retail	79	47,290	7	192	63,895	8
Transportation and warehousing	31	35,064	5	42	24,061	3
Entertainment and recreation	37	32,087	5	91	29,415	4
Finance and insurance	59	31,279	5	106	26,244	3
Accommodation and food services	114	28,320	4	271	47,020	6
Information	14	25,045	4	32	28,394	3
Professional, scientific and technical	69	8,912	1	265	39,295	5
Public administration	16	5,441	1	26	23,319	3
Other	281	73,232	13	772	107,468	13
Total C&I loans	1,079	$641,555	100%	2,517	$817,408	100%

Average C&I loan size		$595			$325
Largest individual C&I loan outstanding		$18,721			$19,500

At December 31, 2021, we had no active deferments on C&I loans.

Management's Discussion and Analysis
PPP loans are included in the C&I portfolio. The following table presents a summary of PPP loans by industry segmentation:

(Dollars in thousands)	December 31, 2021			December 31, 2020
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
PPP Loans by Segment:
Accommodation and food services	69	$13,687	36%	209	$23,678	12%
Healthcare and social assistance	36	6,926	18	173	47,354	24
Professional, scientific and technical	34	2,464	6	220	20,031	10
Information	6	2,034	5	20	2,478	1
Retail	22	1,698	4	134	12,107	6
Entertainment and recreation	12	1,693	4	61	3,386	2
Manufacturing	11	1,274	3	89	23,321	12
Owner occupied and other real estate	20	709	2	115	9,241	5
Educational services	8	312	1	32	9,681	5
Finance and insurance	6	299	1	55	2,000	1
Transportation and warehousing	9	138	—	21	2,059	1
Public administration	1	21	—	4	483	—
Other	113	6,764	20	573	43,961	21
Total PPP loans (included in the C&I loan portfolio)	347	$38,019	100%	1,706	$199,780	100%

Average PPP loan size		$110			$117
Net unamortized fees on PPP loans		$1,267			$3,893

As of February 15, 2022, the carrying value of PPP loans declined to $21.9 million and included net unamortized loan origination fee balances of $780 thousand.

Residential Real Estate Loans
The residential real estate loan portfolio represented 40% of total loans at December 31, 2021.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Years ended December 31,	2021		2020
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$756,343	45%	$502,120	30%
Originations for sale to the secondary market (2)	933,324	55	1,171,906	70
Total	$1,689,667	100%	$1,674,026	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

Residential real estate loan origination, refinancing and sales activity was elevated in both 2021 and 2020 in response to low market interest rates.

Management's Discussion and Analysis
The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Years ended December 31,	2021		2020
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$591,550	62%	$849,467	75%
Loans sold with servicing rights released (1)	361,886	38	290,294	25
Total	$953,436	100%	$1,139,761	100%
(1)Includes brokered loans (loans originated for others).

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $9.8 million and $7.4 million, respectively, as of December 31, 2021 and 2020. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $1.5 billion and $1.2 billion, respectively, as of December 31, 2021 and 2020.

Residential real estate loans held in portfolio amounted to $1.7 billion at December 31, 2021, up by $259.7 million, or 18%, from the balance at December 31, 2020, reflecting a higher proportion of loans originated for portfolio, as well as purchases of $39.3 million of loans with a weighted average yield of 2.74%. The purchased loans were individually evaluated to Washington Trust’s underwriting standards and are predominantly secured by properties in Massachusetts.

The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	December 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,207,789	70%	$994,800	68%
Rhode Island	365,831	21	331,713	23
Connecticut	132,430	8	122,102	8
Subtotal	1,706,050	99	1,448,615	99
All other states	20,925	1	18,697	1
Total (1)	$1,726,975	100%	$1,467,312	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $78.7 million and $131.8 million, respectively, as of December 31, 2021 and 2020.

As of December 31, 2021, we had no active deferments residential real estate loans.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 93% of the total consumer portfolio at December 31, 2021. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 60% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $265.3 million at December 31, 2021, down by $12.9 million, or 5%, from December 31, 2020. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $9.4 million and $10.0 million, respectively, at December 31, 2021 and December 31, 2020.

As of December 31, 2021, we had no active deferments on consumer loans.

Management's Discussion and Analysis
Investment in Bank-Owned Life Insurance
BOLI amounted to $92.6 million and $84.2 million, respectively, at December 31, 2021 and 2020. The increase in 2021 included $7.0 million of purchases of BOLI. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated as investment grade at December 31, 2021 by credit rating agencies such as A.M. Best, Moody’s and Standard and Poors, Inc. (“S&P”).  BOLI is included in the Consolidated Balance Sheet at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

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

Management's Discussion and Analysis
The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)
December 31,	2021	2020
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	13,576	11,981
Consumer:
Home equity	627	1,128
Other	—	88
Total consumer	627	1,216
Total nonaccrual loans	14,203	13,197
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$14,203	$13,197

Nonperforming assets to total assets	0.24%	0.23%
Nonperforming loans to total loans	0.33%	0.31%
Total past due loans to total loans	0.24%	0.30%
Allowance for credit losses on loans to total loans	0.91%	1.05%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets increased by $1.0 million from December 31, 2020, all in nonaccrual loans. At December 31, 2021, there were no properties held in OREO.

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible. During 2021, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $647 thousand in 2021, compared to $844 thousand in 2020.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $528 thousand and $416 thousand, respectively, in 2021 and 2020.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
Years ended December 31,	2021	2020
Balance at beginning of period	$13,197	$17,408
Additions to nonaccrual status	7,813	3,644
Loans returned to accruing status	(1,216)	(3,282)
Loans charged-off	(661)	(1,317)
Loans transferred to other real estate owned	—	(313)
Payments, payoffs and other changes	(4,930)	(2,943)
Balance at end of period	$14,203	$13,197

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	December 31, 2021				December 31, 2020
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$—	$—	$—	—%
Commercial & industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—
Residential Real Estate:
Residential real estate	4,662	8,914	13,576	0.79	5,172	6,809	11,981	0.82
Consumer:
Home equity	108	519	627	0.25	644	484	1,128	0.44
Other	—	—	—	—	88	—	88	0.46
Total consumer	108	519	627	0.24	732	484	1,216	0.44
Total nonaccrual loans	$4,770	$9,433	$14,203	0.33%	$5,904	$7,293	$13,197	0.31%
(1)Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2021.

As of both December 31, 2021 and December 31, 2020, the composition of nonaccrual loans was 100% residential and consumer.

Nonaccrual residential real estate mortgage loans amounted to $13.6 million at December 31, 2021, up by $1.6 million from the end of 2020. As of December 31, 2021, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Rhode Island and Connecticut.  Included in total nonaccrual residential real estate loans at December 31, 2021 were four loans purchased for portfolio and serviced by others amounting to $1.2 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectability of nonperforming loans.

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

As of December 31, 2021, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

(Dollars in thousands)	December 31, 2021		December 31, 2020
	Count	Amount	Count	Amount
Accruing TDRs
Commercial:
Commercial real estate	4	$10,603	3	$1,792
Commercial & industrial	1	2,792	5	6,814
Total commercial	5	13,395	8	8,606
Residential Real Estate:
Residential real estate	4	2,372	8	3,932
Consumer:
Home equity	2	561	3	788
Other	—	—	1	14
Total consumer	2	561	4	802
Accruing TDRs	11	16,328	20	13,340
Nonaccrual TDRs
Residential Real Estate:
Residential real estate	5	2,748	5	2,273
Consumer:
Home equity	1	71	1	72
Other	—	—	—	—
Total consumer	1	71	1	72
Nonaccrual TDRs	6	2,819	6	2,345
Total TDRs	17	$19,147	26	$15,685
As of December 31, 2021, the composition of TDRs was 70% commercial and 30% residential and consumer, compared to 55% and 45%, respectively, as of December 31, 2020.

Management's Discussion and Analysis

Commercial TDRs amounted to $13.4 million at December 31, 2021, up by $4.8 million from the end of 2020. This increase reflected the restructuring of one commercial relationship with two loans totaling $9.7 million that did not qualify for additional TDR accounting relief, partially offset by payoffs.

Residential and consumer TDRs amounted to $5.8 million at December 31, 2021, down by $1.3 million from the end of 2020.

The ACL included specific reserves for TDRs of $148 thousand and $159 thousand, respectively, at December 31, 2021 and 2020.

Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)
December 31,	2021		2020
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$265	0.02%
Commercial & industrial	3	—	3	—
Total commercial	3	—	268	0.01
Residential Real Estate:
Residential real estate	9,622	0.56	10,339	0.70
Consumer:
Home equity	765	0.31	1,667	0.64
Other	21	0.12	118	0.62
Total consumer	786	0.30	1,785	0.64
Total past due loans	$10,411	0.24%	$12,392	0.30%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2021, the composition of past due loans (loans past due 30 days or more) was 100% residential and consumer and 0% commercial, compared to 98% and 2%, respectively, at December 31, 2020. Total past due loans decreased by $2.0 million from the end of 2020.

Total past due loans included $9.4 million of nonaccrual loans as of December 31, 2021, compared to $8.5 million of as of December 31, 2020. All loans 90 days or more past due at December 31, 2021 and 2020 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at December 31, 2021 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

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

Management's Discussion and Analysis
become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

There were no potential problem loans at December 31, 2021, compared to $12.7 million in potential problem loans at September 30, 2021. The balance of potential problem loans at September 30, 2021 consisted of three loans associated with two commercial real estate relationships. In the fourth quarter of 2021, one relationship with two loans was restructured and classified as an accruing TDR; and the second relationship with one loan was paid off.

Allowance for Credit Losses on Loans
The ACL on loans is management’s current estimate of expected credit losses over the expected life of the loans.  The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	December 31, 2021			December 31, 2020
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$21,080	$682	3.24%	$18,252	$379	2.08%
Pooled (collectively evaluated) loans	4,251,845	38,406	0.90	4,177,738	43,727	1.05
Total	$4,272,925	$39,088	0.91%	$4,195,990	$44,106	1.05%

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

The ACL for individually analyzed loans is measured using a discounted cash flow (“DCF”) method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan was collateral dependent, at the fair value of the collateral.

The ACL for pooled loans is measured utilizing a DCF methodology to estimate credit losses for each pooled portfolio segment. The methodology incorporates the probability of default and loss given default framework. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated using a regression model that incorporates econometric factors. Management utilizes forecasted econometric factors with a one-year reasonable and supportable forecast period and one-year straight-line reversion period in order to estimate the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the

Management's Discussion and Analysis
loss given default, prepayment speeds and remaining life of the loan to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived. Quantitative loss factors for pooled loans are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates.

The ACL on loans amounted to $39.1 million at December 31, 2021, down by $5.0 million, or 11%, from the balance at December 31, 2020. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.91% at December 31, 2021, compared to 1.05% at December 31, 2020.

A negative provision for credit losses (or a benefit) of $4.8 million was recognized in earnings in 2021, compared to a positive provision for credit losses (or a charge) of $12.3 million charged to earnings in 2020. The reduction in the provision for credit losses and the related ACL in 2021 reflected improvements in forecasted economic conditions, a downward trend in loan loss rates and relatively stable asset quality metrics. The higher credit loss provisioning in 2020 was attributable to the negative impact of the emergence of the COVID-19 pandemic on economic conditions.

Net charge-offs totaled $417 thousand, or 0.01% of average loans, in 2021, compared to net charge-offs of $1.1 million, or 0.03% of average loans, in 2020.

The ACL on loans is an estimate and ultimate losses may vary from management’s estimate. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans; conversely, improving conditions or assumptions could lead to further reductions in the ACL on loans.

The following table presents the allocation of the ACL on loans by portfolio segment. The total ACL on loans is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	December 31, 2021			December 31, 2020
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$18,933	1.16%	38%	$22,065	1.35%	39%
Commercial & industrial	10,832	1.69	15	12,228	1.50	19
Total commercial	29,765	1.31	53	34,293	1.40	58
Residential Real Estate:
Residential real estate	7,860	0.46	40	8,042	0.55	35
Consumer:
Home equity	1,069	0.43	6	1,300	0.50	6
Other	394	2.23	1	471	2.47	1
Total consumer	1,463	0.55	7	1,771	0.64	7
Total allowance for credit losses on loans at end of period	$39,088	0.91%	100%	$44,106	1.05%	100%
(1)Percentage of loans outstanding in respective category to total loans outstanding.

Management's Discussion and Analysis
The following table reflects the activity in the ACL on loans during the years presented:

(Dollars in thousands)
December 31,	2021	2020	2019
Balance at beginning of period	$44,106	$27,014	$27,072
Adoption of ASC 326	—	6,501	—
Charge-offs:
Commercial:
Commercial real estate	—	356	1,028
Commercial & industrial	307	586	21
Total commercial	307	942	1,049
Residential real estate:
Residential real estate	107	99	486
Consumer:
Home equity	183	224	390
Other	66	52	95
Total consumer	249	276	485
Total charge-offs	663	1,317	2,020
Recoveries:
Commercial:
Commercial real estate	—	51	125
Commercial & industrial	41	24	168
Total commercial	41	75	293
Residential real estate:
Residential real estate	89	20	—
Consumer:
Home equity	91	52	72
Other	25	25	22
Total consumer	116	77	94
Total recoveries	246	172	387
Net charge-offs	417	1,145	1,633
Provision charged to earnings	(4,601)	11,736	1,575
Balance at end of period	$39,088	$44,106	$27,014

Net charge-offs to average loans	0.01%	0.03%	0.04%

Effective January 1, 2020, Washington Trust adopted ASC 326, which requires that the ACL be calculated based on current expected credit losses over the full remaining expected life of the loans and also consider expected future changes in macroeconomic conditions. The provisions of ASC 326 were adopted using the modified retrospective method. Therefore, information prior to January 1, 2020 in the table above has not been adjusted and continues to be reported under the GAAP in effect prior to the adoption of ASC 326.

Sources of Funds
Our sources of funds include deposits, brokered time deposits, FHLB advances, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  The Corporation uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

Management's Discussion and Analysis
Deposits
The Corporation offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank, as well as an ongoing stream of fee revenue.

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

The following table presents a summary of deposits:

(Dollars in thousands)			Change
December 31,	2021	2020	$	%
Noninterest-bearing demand deposits	$945,229	$832,287	$112,942	14%
Interest-bearing demand deposits	251,032	174,290	76,742	44
NOW accounts	867,138	698,706	168,432	24
Money market accounts	1,072,864	910,167	162,697	18
Savings accounts	555,177	466,507	88,670	19
Time deposits (in-market)	773,383	704,855	68,528	10
Total in-market deposits	4,464,823	3,786,812	678,011	18
Wholesale brokered time deposits	515,228	591,541	(76,313)	(13)
Total deposits	$4,980,051	$4,378,353	$601,698	14%

Total deposits amounted to $5.0 billion at December 31, 2021, up by $601.7 million, or 14%, in 2021. The Bank estimates, in accordance with regulatory reporting requirements, that its uninsured deposits amounted to $1.3 billion at December 31, 2021.

Included in total deposits were out-of-market brokered time deposits totaling $515.2 million at December 31, 2021, down by $76.3 million, or 13% in 2021. Excluding out-of-market brokered time deposits, in-market deposits were up by $678.0 million, or 18%, from the balance at December 31, 2020, with growth across all deposit categories. In-market deposit balances have benefited from federal government stimulus programs issued in response to the COVID-19 pandemic.

The following table presents the amount of time certificates of deposit in denominations of $250 thousand or more at December 31, 2021, maturing during the periods indicated:

(Dollars in thousands)
Three months or less	$26,130
Over three months to six months	29,468
Over six months to 12 months	60,148
Over 12 months	68,540
Total time deposits	$184,286

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes.

Management's Discussion and Analysis

FHLB advances totaled $145.0 million at December 31, 2021, down by $448.9 million from the balance at the end of 2020, as lower levels of wholesale funding were needed given the in-market deposits increase. See additional disclosure regarding the prepayment of certain FHLB advances and the recognition of debt prepayment penalties under the caption “Noninterest Expense” within the Results of Operations section.

For additional information regarding FHLB advances see Note 12 to the Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 70% of total average assets in 2021.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the investment securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

The Corporation has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity.  Management employs stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows.  In management’s estimation, risks are concentrated in two major categories: (1) runoff of in-market deposit balances; and (2) unexpected drawdown of loan commitments.  Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity.  Our stress test scenarios, therefore, emphasize attempts to quantify deposits at risk over selected time horizons.  In addition to these unexpected outflow risks, several other “business as usual” factors enter into the calculation of the adequacy of contingent liquidity including: (1) payment proceeds from loans and investment securities; (2) maturing debt obligations; and (3) maturing time deposits.  The Corporation has established collateralized borrowing capacity with the FRBB and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business. Borrowing capacity is impacted by the amount and type of assets available to be pledged.

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)
December 31,	2021	2020
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$1,642,377	$969,735
Federal Reserve Bank of Boston (2)	16,919	20,678
Unencumbered investment securities	702,963	594,998
Total	$2,362,259	$1,585,411
(1)As of December 31, 2021 and 2020, loans with a carrying value of $2.2 billion and $2.1 billion, respectively, and securities available for sale with a carrying value of $163.2 million and $128.6 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of December 31, 2021 and 2020, loans with a carrying value of $8.2 million and $12.6 million, respectively. and securities available for sale with a carrying value of $13.5 million and $14.9 million, respectively, were pledged to the FRBB resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained within target ranges established by the ALCO during 2021.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Management's Discussion and Analysis

Net cash provided by operating activities amounted to $100.8 million in 2021 reflecting net income of $76.9 million and mortgage banking related adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $240.9 million in 2021, reflecting outflows to fund purchases of debt securities, as well as an increase in and purchases of loans. These outflows were partially offset by net inflows from maturities, calls and principal payments of securities. In 2021, net cash provided by financing activities amounted to $116.3 million, with growth in deposits, partially offset by a net decrease in FHLB advances and the payment of dividends to shareholders.

See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $564.8 million at December 31, 2021, up by $30.6 million from December 31, 2020. This increase included net income of $76.9 million, partially offset by $36.8 million in dividend declarations. The Corporation declared dividends of $2.10 per share in 2021, representing an increase of 5 cent per share, or 2%, over last year. The dividend payout ratio (dividends declared per share to diluted earnings per share) was 47.84% in 2021, compared to 51.25% in 2020.

Changes in shareholders’ equity also included a net decrease of $12.6 million in the AOCI component of shareholders’ equity. The net decrease in AOCI reflected a temporary decrease in the fair value of available for sale debt securities, partially offset by a $4.5 million increase associated with the annual remeasurement of pension plan liabilities. The increase associated with the annual remeasurement of pension liabilities was largely due to an increase in the discount rate used to measure the present value of pension plan liabilities, resulting from a rise in market interest rates in 2021.

The ratio of total equity to total assets amounted to 9.65% at December 31, 2021, compared to a ratio of 9.35% at December 31, 2020.  Book value per share was $32.59 at December 31, 2021, compared to $30.94 at December 31, 2020.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 14.01% at December 31, 2021, compared to 13.51% at December 31, 2020. See Note 13 to the Consolidated Financial Statements for additional discussion of regulatory capital requirements and the Corporation’s election of the option provided by regulatory guidance to delay the estimated impact of ASC 326 on regulatory capital.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following tables summarize our contractual cash obligations and other commitments at December 31, 2021:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (2)	$145,000	$110,000	$35,000	$—	$—
Junior subordinated debentures	22,681	—	—	—	22,681
Operating leases	36,498	3,957	7,509	5,263	19,769
Third party application processing	19,398	6,726	9,502	3,069	101
Total contractual obligations	$223,577	$120,683	$52,011	$8,332	$42,551
(1)Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)All FHLB advances are shown in the period corresponding to their scheduled maturity. See Note 12 to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Other Commitments:
Commitments to extend credit	$1,006,620	$344,823	$81,874	$128,802	$451,121
Standby letters of credit	11,844	11,702	142	—	—
Mortgage loan commitments (1):
Interest rate lock commitments	49,800	49,800	—	—	—
Forward sale commitments	103,626	103,626	—	—	—
Loan related derivative contracts (1):
Interest rate swaps with customers	1,022,388	62,370	193,641	227,608	538,769
Mirror swaps with counterparties	1,022,388	62,370	193,641	227,608	538,769
Risk participation-in agreements	163,207	—	21,674	36,472	105,061
Interest rate risk management contracts (1):
Interest rate swaps	320,000	—	20,000	300,000	—
Total commitments	$3,699,873	$634,691	$510,972	$920,490	$1,633,720
(1)Amounts presented represent notional amounts.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2021 and 2020, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.

Management's Discussion and Analysis
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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2021 and 2020.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	December 31, 2021		December 31, 2020
	Months 1-12	Months 13-24	Months 1-12	Months 13-24
100 basis point rate decrease	(1.32)%	(5.42)%	(2.05)%	(4.73)%
100 basis point rate increase	3.34	3.91	5.56	7.89
200 basis point rate increase	6.87	8.18	11.00	15.05
300 basis point rate increase	10.32	11.72	16.47	21.15

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

The relative change in interest rate sensitivity from December 31, 2020 as shown in the above table was largely attributable to an interest rate swap designated as a cash flow hedge that was executed in the second quarter of 2021 to hedge the interest rate risk associated with a pool of variable rate commercial loans. The receive-fixed, pay-floating interest rate swap reduced the positive exposure to rising rates, while it will enhance earnings in the current rate environment and mitigate risk in declining rate scenarios. The interest rate swap effectively fixes a portion of variable rate loan assets. A higher level of longer-term fixed rate assets at December 31, 2021 as compared to December 31, 2020 has also contributed to the reduction in the positive exposure to rising rates as they would not reprice upward in a rising rate environment.

While the ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate

Management's Discussion and Analysis
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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2021 and 2020 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$610	($28,698)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	8,199	(90,747)
Trust preferred debt and other corporate debt securities	1,357	(60)
Total change in market value as of December 31, 2021	$10,166	($119,505)
Total change in market value as of December 31, 2020	$13,481	($69,538)

Critical Accounting Policies and Estimates
Estimates and assumptions are necessary in the application of certain accounting policies and procedures and can be susceptible to significant change. Critical accounting policies are defined as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Corporation’s financial condition or results of operations. Management considers its accounting policy relating to the allowance for credit losses on loans to be a critical accounting policy.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate, at the reporting date, of expected credit losses over the expected life of the loan portfolio. The ACL on loans is established through a provision for credit losses recognized in the

Management's Discussion and Analysis
Consolidated Statements of Income. Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off. At December 31, 2021 the ACL on loans totaled $39.1 million, compared to $44.1 million at December 31, 2020. A significant portion of our ACL is allocated to the commercial portfolio (both CRE and C&I). As of December 31, 2021 and 2020, the ACL allocated to the total commercial portfolio was $29.8 million and $34.3 million, respectively.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components; pooling loans into portfolio segments for loans that share similar risk characteristics and identifying individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments.

For pooled loan portfolio segments, the Corporation utilizes a DCF methodology to estimate credit losses over the expected life of the loan. The methodology incorporates a probability of default and loss given default framework. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated utilizing a regression model that incorporates econometric factors. The model utilizes forecasted econometric factors with a one-year reasonable and supportable forecast period and one-year straight-line reversion period in order to estimate the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, prepayment speeds and the remaining life of the loan to estimate a reserve for each loan.

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

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans; conversely, improving conditions or assumptions could lead to further reductions in the ACL on loans.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The range of impact was an ACL allocated to the total commercial loan portfolio between $16.0 million and $47.9 million at December 31, 2021. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2021 in estimation of the ACL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ACL prove to be incorrect, the ACL may not be sufficient to cover actual loan losses and an increase to the ACL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ACL.

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

As of December 31, 2021, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2021 was effective.

The Corporation’s internal control over financial reporting as of December 31, 2021 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021.

/s/ Edward O. Handy III	/s/ Ronald S. Ohsberg

Edward O. Handy III Chairman and Chief Executive Officer	Ronald S. Ohsberg Senior Executive Vice President, Chief Financial Officer and Treasurer

February 24, 2022

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”) and our report dated February 24, 2022 expressed an unqualified opinion.
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

/s/ Crowe LLP

Livingston, New Jersey
February 24, 2022

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2022 expressed an unqualified opinion.
Explanatory Paragraph - Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for credit losses in 2020 due to the adoption of ASC 326.
Basis for Opinion
These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Allowance for Credit Losses - Qualitative Factors on Total Commercial Loans
As described in Note 1 to the consolidated financial statements, the Corporation accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2021, the balance of the allowance for credit losses on loans was $39.1 million.

Report of Independent Registered Public Accounting Firm
Management employs a process and methodology to estimate the allowance for credit losses (“ACL”) on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate, commercial and industrial, residential real estate, home equity and other consumer loans.
For pooled loans, the Corporation utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The DCF methodology combines the probability of default, the loss given default, remaining life of the loan and prepayment speed assumptions to estimate a reserve for each loan. The loss rates are adjusted by current and forecasted econometric assumptions and return to the mean after the forecasted periods. These quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks. Changes in these assumptions could have a material effect on the Corporation’s financial conditions or results of operations.
We identified auditing the qualitative component of the ACL on pooled loans in the commercial real estate and commercial and industrial portfolios (total commercial loans) as a critical audit matter because the methodology to determine the estimate of credit losses uses subjective judgments by management and is subject to material variability. Performing audit procedures to evaluate the qualitative factors on the commercial loans involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel.
The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of controls over the evaluation of the ACL on pooled loans, including controls addressing:
◦Methodology and accounting policies
◦Data inputs, judgments and calculations used to determine the qualitative loss factors.
◦Information technology general controls and application controls.
◦Management’s review of the qualitative factors.
•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on commercial loans collectively evaluated for impairment, which included:
◦Evaluation of the appropriateness of the Corporation’s accounting policies and assumptions involved in the application of ASC 326.
◦Testing the mathematical accuracy of the calculation.
◦Testing the completeness and accuracy of data used in the calculation.
◦Evaluation of the reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies and were consistently applied period over period. Our evaluation considered the weight of evidence from internal and external sources and loan portfolio composition and performance.

/s/ Crowe LLP

We have served as the Corporation’s auditor since 2019.
Livingston, New Jersey
February 24, 2022

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2021	2020
Assets:
Cash and due from banks	$175,259	$194,143
Short-term investments	3,234	8,125
Mortgage loans held for sale, at fair value	40,196	61,614
Available for sale debt securities, at fair value (amortized cost $1,051,800; net of allowance for credit losses on securities of $0 at December 31, 2021; and amortized cost of $881,570; net of allowance for credit losses on securities of $0 at December 31, 2020)	1,042,859	894,571
Federal Home Loan Bank stock, at cost	13,031	30,285
Loans:
Total loans	4,272,925	4,195,990
Less: allowance for credit losses on loans	39,088	44,106
Net loans	4,233,837	4,151,884
Premises and equipment, net	28,908	28,870
Operating lease right-of-use assets	26,692	29,521
Investment in bank-owned life insurance	92,592	84,193
Goodwill	63,909	63,909
Identifiable intangible assets, net	5,414	6,305
Other assets	125,196	159,749
Total assets	$5,851,127	$5,713,169
Liabilities:
Deposits:
Noninterest-bearing deposits	$945,229	$832,287
Interest-bearing deposits	4,034,822	3,546,066
Total deposits	4,980,051	4,378,353
Federal Home Loan Bank advances	145,000	593,859
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	29,010	31,717
Other liabilities	109,577	152,364
Total liabilities	5,286,319	5,178,974
Commitments and contingencies (Note 22)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,330,818 shares outstanding at December 31, 2021 and 17,363,457 shares issued and 17,265,337 shares outstanding at December 31, 2020	1,085	1,085
Paid-in capital	126,511	125,610
Retained earnings	458,310	418,246
Accumulated other comprehensive loss	(19,981)	(7,391)
Treasury stock, at cost; 32,639 shares at December 31, 2021 and 98,120 shares at December 31, 2020	(1,117)	(3,355)
Total shareholders’ equity	564,808	534,195
Total liabilities and shareholders’ equity	$5,851,127	$5,713,169

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2021	2020	2019
	Interest income:
	Interest and fees on loans	$141,552	$145,425	$165,519
	Interest on mortgage loans held for sale	1,531	1,762	1,237
	Taxable interest on debt securities	14,295	20,050	26,367
	Nontaxable interest on debt securities	—	—	18
	Dividends on Federal Home Loan Bank stock	436	2,240	2,855
	Other interest income	181	459	1,667
	Total interest and dividend income	157,995	169,936	197,663
	Interest expense:
	Deposits	12,390	25,812	37,101
	Federal Home Loan Bank advances	3,800	15,806	26,168
	Junior subordinated debentures	370	641	980
	Other interest expense	—	233	—
	Total interest expense	16,560	42,492	64,249
	Net interest income	141,435	127,444	133,414
	Provision for credit losses	(4,822)	12,342	1,575
	Net interest income after provision for credit losses	146,257	115,102	131,839
	Noninterest income:
	Wealth management revenues	41,282	35,454	36,848
	Mortgage banking revenues	28,626	47,377	14,795
	Card interchange fees	4,996	4,287	4,214
	Service charges on deposit accounts	2,683	2,742	3,684
	Loan related derivative income	4,342	3,991	3,993
	Income from bank-owned life insurance	2,925	2,491	2,354
	Net realized losses on securities	—	—	(53)
	Other income	2,540	3,100	1,245
	Total noninterest income	87,394	99,442	67,080
	Noninterest expense:
	Salaries and employee benefits	87,295	82,899	72,761
	Outsourced services	13,296	11,894	10,598
	Net occupancy	8,449	8,023	7,821
	Equipment	3,905	3,831	4,081
	Legal, audit and professional fees	2,859	3,747	2,535
	FDIC deposit insurance costs	1,592	1,818	618
	Advertising and promotion	1,843	1,469	1,534
	Amortization of intangibles	890	914	943
	Debt prepayment penalties	6,930	1,413	—
	Other expenses	8,405	9,376	9,849
	Total noninterest expense	135,464	125,384	110,740
	Income before income taxes	98,187	89,160	88,179
	Income tax expense	21,317	19,331	19,061
	Net income	$76,870	$69,829	$69,118

	Net income available to common shareholders	$76,648	$69,678	$68,979
	Weighted average common shares outstanding - basic	17,310	17,282	17,331
	Weighted average common shares outstanding - diluted	17,455	17,402	17,414
Per share information:	Basic earnings per common share	$4.43	$4.03	$3.98
	Diluted earnings per common share	$4.39	$4.00	$3.96
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income	(Dollars in thousands)

Years ended December 31,	2021	2020	2019
Net income	$76,870	$69,829	$69,118
Other comprehensive (loss) income, net of tax:
Net change in fair value of available for sale debt securities	(16,676)	6,655	19,988
Net change in fair value of cash flow hedges	(2,566)	(654)	(984)
Net change in defined benefit plan obligations	6,652	(2,155)	(1,932)
Total other comprehensive (loss) income, net of tax	(12,590)	3,846	17,072
Total comprehensive income	$64,280	$73,675	$86,190

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2018	17,302	$1,081	$119,888	$355,524	($28,309)	$—	$448,184
Cumulative effect of change in accounting principle - ASC 842	—	—	—	722	—	—	722
Net income	—	—	—	69,118	—	—	69,118
Total other comprehensive income, net of tax	—	—	—	—	17,072	—	17,072
Cash dividends declared ($2.00 per share)	—	—	—	(35,001)	—	—	(35,001)
Share-based compensation	—	—	3,124	—	—	—	3,124
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	61	4	269	—	—	—	273
Balance at December 31, 2019	17,363	$1,085	$123,281	$390,363	($11,237)	$—	$503,492

Cumulative effect of change in accounting principle - ASC 326	—	—	—	(6,108)	—	—	(6,108)
Net income	—	—	—	69,829	—	—	69,829
Total other comprehensive income, net of tax	—	—	—	—	3,846	—	3,846
Cash dividends declared ($2.05 per share)	—	—	—	(35,838)	—	—	(35,838)
Share-based compensation	—	—	3,766	—	—	—	3,766
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	27	—	(1,437)	—	—	967	(470)
Treasury stock purchased under the 2019 Stock Repurchase Program	(125)	—	—	—	—	(4,322)	(4,322)
Balance at December 31, 2020	17,265	$1,085	$125,610	$418,246	($7,391)	($3,355)	$534,195

Net income	—	—	—	76,870	—	—	76,870
Total other comprehensive loss, net of tax	—	—	—	—	(12,590)	—	(12,590)
Cash dividends declared ($2.10 per share)	—	—	—	(36,806)	—	—	(36,806)
Share-based compensation	—	—	3,316	—	—	—	3,316
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	66	—	(2,415)	—	—	2,238	(177)
Balance at December 31, 2021	17,331	$1,085	$126,511	$458,310	($19,981)	($1,117)	$564,808

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2021	2020	2019
	Cash flows from operating activities:
	Net income	$76,870	$69,829	$69,118
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	(4,822)	12,342	1,575
	Depreciation of premises and equipment	3,411	3,176	3,291
	Net amortization of premiums and discounts on securities and loans	3,446	5,720	4,492
	Amortization of intangibles	890	914	943
	Share–based compensation	3,316	3,766	3,124
	Tax benefit (expense) from stock option exercises and other equity awards	182	(103)	248
	Deferred income tax expense (benefit)	2,155	(3,130)	(1,491)
	Income from bank-owned life insurance	(2,925)	(2,491)	(2,354)
	Net gains on loan sales, including changes in fair value	(28,195)	(48,005)	(14,332)
	Net realized losses on securities	—	—	53
	Proceeds from sales of loans, net	934,516	1,117,188	530,713
	Loans originated for sale	(887,341)	(1,114,448)	(525,675)
	Decrease (increase) in operating lease right-of-use assets	2,829	(2,729)	2,131
	(Decrease) increase in operating lease liabilities	(2,708)	2,856	(1,992)
	Decrease (increase) in other assets	38,935	(57,730)	(27,961)
	(Decrease) increase in other liabilities	(39,747)	49,323	31,552
	Net cash provided by operating activities	100,812	36,478	73,435
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(347,913)	(369,166)	(178,797)
	Available for sale debt securities: Other	(251,443)	(149,899)	(27,520)
Proceeds from sales of:	Available for sale debt securities: Other	—	—	11,877
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	337,751	351,161	147,620
	Available for sale debt securities: Other	82,800	176,000	108,306
	Net redemption (purchases) of Federal Home Loan Bank stock	17,254	20,568	(4,785)
	Purchases of other equity investments, net	(650)	—	—
	Net increase in loans	(27,921)	(241,418)	(154,502)
	Purchases of loans	(41,863)	(51,659)	(60,465)
	Proceeds from the sale of property acquired through foreclosure or repossession	—	1,392	2,000
	Purchases of premises and equipment	(3,490)	(3,406)	(3,132)
	Proceeds from the sale of premises	—	—	213
	Purchases of bank-owned life insurance	(7,000)	—	—
	Proceeds from surrender of bank-owned life insurance	1,526	787	326
	Proceeds from sale of equity investment in real estate limited partnership	50	1,400	—
	Equity investment in real estate limited partnership	—	—	(1,256)
	Net cash used in investing activities	(240,899)	(264,240)	(160,115)
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2021	2020	2019
Cash flows from financing activities:
Net increase (decrease) in deposits	601,698	879,471	(25,166)
Proceeds from Federal Home Loan Bank advances	1,294,176	1,988,500	1,982,000
Repayment of Federal Home Loan Bank advances	(1,743,036)	(2,536,105)	(1,791,258)
Proceeds from Payment Protection Program Lending Facility	—	200,628	—
Repayment of Payment Protection Program Lending Facility	—	(200,628)	—
Treasury stock purchased	—	(4,322)	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(177)	(470)	273
Cash dividends paid	(36,349)	(35,499)	(34,189)
Net cash provided by financing activities	116,312	291,575	131,660
Net (decrease) increase in cash and cash equivalents	(23,775)	63,813	44,980
Cash and cash equivalents at beginning of year	202,268	138,455	93,475
Cash and cash equivalents at end of year	$178,493	$202,268	$138,455

Noncash Activities:
Loans charged-off	$663	$1,317	$2,020
Loans transferred to property acquired through foreclosure or repossession	—	313	2,000
In conjunction with the adoption of ASC 842, the following assets and liabilities were recognized:
Operating lease right-of-use assets	—	—	28,923
Operating lease liabilities	—	—	30,853
In conjunction with the adoption of ASC 815, the following qualifying debt securities classified as held to maturity were transferred to available for sale:
Fair value of debt securities transferred from held to maturity to available for sale	—	—	10,316
Supplemental Disclosures:
Interest payments	$18,313	$45,294	$64,496
Income tax payments	19,641	21,094	19,759

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

The Bancorp also owns the common stock of two capital trusts, which have issued trust preferred securities. These capital trusts are variable interest entities in which the Bancorp is not the primary beneficiary and, therefore, are not consolidated. The capital trust’s only assets are junior subordinated debentures issued by the Bancorp, which were acquired by the capital trusts using the proceeds from the issuance of the trust preferred securities and common stock. The Bancorp’s equity interest in the capital trusts, which is classified in other assets, and the junior subordinated debentures are included in the Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is included in the Consolidated Statements of Income.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Management considers the allowance for credit losses on loans to be a material estimate that is particularly susceptible to change.

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

The Corporation excludes accrued interest from the amortized cost basis of debt securities and reports accrued interest in other assets in the Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate

Notes to Consolidated Financial Statements – (continued)
of credit losses on debt securities.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status as of December 31, 2021 and December 31, 2020 and, therefore there was no accrued interest related to debt securities reversed against interest income for 2021 and 2020.

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

Changes in the ACL on available for sale debt securities are recorded as provision for credit losses. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Federal Home Loan Bank Stock
The Bank is a member of the FHLB.  The FHLB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Bank currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  The Bank monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of FHLB stock included in the Consolidated Balance Sheet as of December 31, 2021.

Other Equity Investments
The Corporation invests in equity investments without readily determinable fair value. Such equity investments are classified within other assets in the Consolidated Balance Sheet. The Corporation has elected to carry equity investments without readily determinable fair value at cost, less impairment, if any, plus or minus changes in observable prices. A qualitative impairment analysis for equity investments without readily determinable fair value is performed quarterly. If the equity investment is deemed to be impaired, an impairment loss is recognized in the

Notes to Consolidated Financial Statements – (continued)
amount by which the carrying value of the equity investment exceeds its estimated fair value. The impairment loss is recognized as a reduction of other noninterest income in the Consolidated Statement of Income. An impairment loss can be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at an amount that is greater than the carrying value of the investment that was established when the impairment loss was recognized. The reversal of any impairment loss or other changes resulting from observable transactions are recognized in other noninterest income in the Consolidated Statement of Income.

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

Notes to Consolidated Financial Statements – (continued)
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

The Corporation elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended by the Coronavirus Response and Relief Supplemental Appropriations Act (the “CRRSA Act”). From March 1, 2020 through January 1, 2022, the Corporation was permitted to suspend TDR accounting requirements under GAAP for loan modifications related to the COVID-10 pandemic and on loans that were not more than 30 days past due as of December 31, 2019. Eligible loan modifications were not classified as TDRs and were not reported as past due provided that they were performing in accordance with the modified terms. Interest income continued to be recognized unless the loan was placed on nonaccrual status.

Individually Analyzed Loans
Individually analyzed loans are individually assessed for credit impairment and include nonaccrual commercial loans, reasonably expected TDRs, executed TDRs, and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. A TDR is considered reasonably expected no later than the point when management concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession to avoid a default.

Allowance for Credit Losses on Loans
The ACL on loans is established through a provision for credit losses recognized in the Consolidated Statements of Income. The ACL on loans is also increased by recoveries of amounts previously charged-off and is reduced by charge-offs on loans. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

Effective January 1, 2020, the Corporation adopted the provisions of ASC 326 and modified its accounting policy for the ACL on loans. The ACL on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date. The Corporation made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest in other assets in the Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate of credit losses on loans.

Notes to Consolidated Financial Statements – (continued)
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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate (including a commercial construction sub-segment), commercial and industrial (including a PPP sub-segment), residential real estate, home equity and other consumer loans. The second component involves identifying individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

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

For pooled loans, the Corporation utilizes a DCF methodology to estimate credit losses over the expected life of the loan. The life of the loan excludes expected extensions, renewals and modifications, unless the extension or renewal options are included in the original or modified contract terms and not unconditionally cancellable by the Corporation. The methodology incorporates a probability of default and loss given default framework. Default triggers include the loan has become past due by 90 or more days, a charge-off has occurred, the loan has been placed on nonaccrual status, the loan has been modified in a TDR or the loan is risk-rated as special mention or classified. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated utilizing a regression model that incorporates econometric factors. These factors are selected based on the correlation of the factor to historical credit losses for each portfolio segment. In the first quarter of 2021, management updated its ACL methodology for pooled loans to incorporate additional econometric factors in the determination of the probability of default for each loan portfolio segment. Effective January 1, 2021, the national unemployment rate (“NUR”) and gross domestic product econometric factors are utilized for the commercial real estate and other consumer loan portfolio segments; the NUR and national home price index econometric factors are utilized for the residential real estate and home equity portfolio segments; and the NUR econometric factor is utilized for the commercial & industrial loan portfolio segment. Prior to January 1, 2021, solely the NUR was used in the determination of the probability of default for each loan portfolio segment. To estimate the probability of default, the model utilizes forecasted econometric factors over a one-year reasonable and supportable forecast period. After the forecast period, the model reverts to the historical mean of the respective econometric factor and the associated probability of default on a straight-line basis over a one-year reversion period. The DCF methodology combines the probability of default, the loss given default, prepayment speeds and the remaining life of the loan to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

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

Notes to Consolidated Financial Statements – (continued)
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

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans, conversely improving conditions or assumptions could lead to further reductions in the ACL on loans. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

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

Notes to Consolidated Financial Statements – (continued)
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

Operating leases with terms of 12 months or less are included in ROU assets and operating lease liabilities recorded in the Consolidated Balance Sheets. Operating lease terms include options to extend when it is reasonably certain that the Corporation will exercise such options, determined on a lease-by-lease basis.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease components, such as consumer price index adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

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

Notes to Consolidated Financial Statements – (continued)

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

Investment in Real Estate Limited Partnerships
The Bank invests in real estate limited partnerships that renovate, own and operate low-income housing complexes. The Bank neither actively participates nor has a controlling interest in the real estate limited partnerships. The carrying value of such investments is recorded in other assets on the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements – (continued)
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

Share-Based Compensation
Share-based compensation plans provide for awards of stock options and other equity incentives, including restricted stock units and performance share units.

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant. Grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. Awards of restricted stock units and performance share units are valued at the fair market value of the Bancorp’s common stock as of the award date. Performance share unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. Forfeitures are recognized when they occur. Vested equity awards are issued from treasury stock, when available, or from authorized but unissued stock.

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

Dividends on restricted stock units are nonforfeitable and paid quarterly in conjunction with dividends declared and paid to common shareholders. Dividends on performance share units are accrued based on the most recent performance assumptions available and paid upon the issuance of the award, once vested.

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

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. Additional information on the segments is presented in Note 19.

Management uses an allocation methodology to allocate income and expenses to the business lines. Direct activities are assigned to the appropriate business segment to which the activity relates. Indirect activities, such as corporate, technology and other support functions, are allocated to business segments primarily based upon full-time equivalent

Notes to Consolidated Financial Statements – (continued)
employee computations.

Segment reporting results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operations of the Corporation as a whole.

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

Notes to Consolidated Financial Statements – (continued)
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

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2021
Income Taxes - ASC 745
Accounting Standards Update No. 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), was issued in December 2019 to simplify the accounting for income taxes. ASU 2019-12 was effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective application through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. The Corporation adopted the provisions of ASU 2019-12 effective January 1, 2021 and the adoption did not have a material impact on the Corporation’s consolidated financial statements.

Receivables - ASC 310
Accounting Standards Update No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”), was issued in October 2020 to provide further clarification and update the previously issued guidance in ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20: Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 shortened the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The Corporation early adopted the provisions of ASU 2017-08, effective January 1, 2017. ASU 2020-08 requires that at each reporting period, to the extent that the amortized cost of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess premium shall be amortized to the next call date. ASU 2020-08 was effective for fiscal years ending after December 15, 2020 and early adoption was not permitted. The provisions under ASU 2020-08 were required to be applied prospectively. The Corporation adopted the provisions of ASU 2020-08 effective January 1, 2021 and the adoption did not have an impact on the Corporation’s consolidated financial statements.

Accounting Standards Pending Adoption
Business Combinations - ASC 805
Accounting Standards Update No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), was issued in October 2021 to clarify the accounting for contract cost assets and contract liabilities acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. The provisions of ASU 2021-08 clarify that contract cost assets and contract liabilities acquired in a business combination should be accounted for in accordance with ASC 606 as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The provisions under ASU 2021-08 are required to be applied prospectively. The adoption of ASU 2021-08 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Note 3 - Cash and Due from Banks
Cash and due from banks includes cash on hand, cash items in process of collection, cash on deposit at the Federal Reserve Bank of Boston (“FRBB”) and other correspondent banks and cash pledged to derivative counterparties.

The Bank maintains certain average reserve balances to meet the requirements of the FRBB.  Some or all of these reserve requirements may be satisfied with vault cash. Effective March 26, 2020, the FRBB reduced the reserve

Notes to Consolidated Financial Statements – (continued)
requirement ratios to zero percent to eliminate the need for depository institutions, such as the Bank, to maintain balances in accounts at the FRBB to satisfy reserve requirements. As a result, there were no reserve balances included in cash and due from banks in the Consolidated Balance Sheets at December 31, 2021 and 2020.

Cash and due from banks included interest-bearing deposits in other banks of $128.3 million and $138.4 million, respectively, at December 31, 2021 and 2020.

Restricted cash and due from banks balances represent cash collateral pledged to derivative counterparties. See Note 14 for additional disclosure regarding cash collateral pledged to derivative counterparties.

Note 4 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$200,953	$12	($4,511)	$—	$196,454
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	828,319	6,850	(10,207)	—	824,962
Individual name issuer trust preferred debt securities	9,373	—	(235)	—	9,138
Corporate bonds	13,155	—	(850)	—	12,305
Total available for sale debt securities	$1,051,800	$6,862	($15,803)	$—	$1,042,859

(Dollars in thousands)
December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$131,186	$628	($145)	$—	$131,669
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	725,890	14,942	(527)	—	740,305
Individual name issuer trust preferred debt securities	13,341	—	(672)	—	12,669
Corporate bonds	11,153	—	(1,225)	—	9,928
Total available for sale debt securities	$881,570	$15,570	($2,569)	$—	$894,571

Accrued interest receivable on available for sale debt securities totaled $2.3 million and $2.4 million, respectively, as of December 31, 2021 and 2020.

At December 31, 2021 and 2020, securities with a fair value of $332.0 million and $291.9 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits and for other purposes.  See Note 12 for additional discussion of FHLB borrowings.

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

(Dollars in thousands)	Available for Sale
December 31, 2021	Amortized Cost	Fair Value
Due in one year or less	$159,936	$159,288
Due after one year to five years	383,094	381,503
Due after five years to ten years	403,300	397,503
Due after ten years	105,470	104,565
Total securities	$1,051,800	$1,042,859

Included in the above table are debt securities with an amortized cost balance of $223.0 million and a fair value of $217.4 million at December 31, 2021 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 2 years to 15 years, with call features ranging from 1 month to 2 years.

The following table summarizes amounts relating to sales of securities:

(Dollars in thousands)
For the periods ended December 31,	2021	2020	2019
Proceeds from sales	$—	$—	$11,877

Gross realized gains	$—	$—	$—
Gross realized losses	—	—	(53)
Net realized losses on securities	$—	$—	($53)

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

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2021	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	12	$152,733	($3,313)	6	$43,202	($1,198)	18	$195,935	($4,511)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	41	514,419	(7,270)	21	108,983	(2,937)	62	623,402	(10,207)
Individual name issuer trust preferred debt securities	—	—	—	3	9,138	(235)	3	9,138	(235)
Corporate bonds	—	—	—	4	12,305	(850)	4	12,305	(850)
Total temporarily impaired securities	53	$667,152	($10,583)	34	$173,628	($5,220)	87	$840,780	($15,803)

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2020	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	6	$63,856	($145)	—	$—	$—	6	$63,856	($145)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	16	107,283	(527)	—	—	—	16	107,283	(527)
Individual name issuer trust preferred debt securities	—	—	—	5	12,669	(672)	5	12,669	(672)
Corporate bonds	—	—	—	3	9,928	(1,225)	3	9,928	(1,225)
Total temporarily impaired securities	22	$171,139	($672)	8	$22,597	($1,897)	30	$193,736	($2,569)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at December 31, 2021. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no ACL on securities was recorded at December 31, 2021.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at December 31, 2021 were three trust preferred securities issued by three individual companies in the banking sector.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of December 31, 2021, there were two individual name issuer trust preferred debt securities with an amortized cost of $4.0 million and unrealized losses of $129 thousand that were rated below investment grade by S&P. We noted no additional downgrades to below investment grade between December 31, 2021 and the filing date of this report.  Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not material changes in the credit quality of the issuers of the debt securities.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no ACL on securities was recorded at December 31, 2021.

Corporate Bonds
At December 31, 2021, the Corporation had four corporate bond holdings with unrealized losses totaling $850 thousand. These investment grade corporate bonds were issued by large corporations in the financial services industry. The issuers of these securities continue to make timely interest payments and none of these securities were

Notes to Consolidated Financial Statements – (continued)
past due at December 31, 2021. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no allowance for credit losses was recorded at December 31, 2021.

Note 5 - Loans
The following is a summary of loans:

(Dollars in thousands)
December 31,	2021	2020
Commercial:
Commercial real estate (1)	$1,639,062	$1,633,024
Commercial & industrial (2)	641,555	817,408
Total commercial	2,280,617	2,450,432
Residential Real Estate:
Residential real estate (3)	1,726,975	1,467,312
Consumer:
Home equity	247,697	259,185
Other (4)	17,636	19,061
Total consumer	265,333	278,246
Total loans (5)	$4,272,925	$4,195,990
(1)Commercial real estate (“CRE”) consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)Commercial & industrial (“C&I”) consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $38.0 million and $199.8 million, respectively, of PPP loans as of December 31, 2021 and 2020.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $6.7 million and $1.5 million, respectively, at December 31, 2021 and 2020 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $414 thousand and $787 thousand, respectively, at December 31, 2021 and 2020.

Loan balances exclude accrued interest receivable of $10.3 million and $11.3 million, respectively, as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, loans amounting to $2.2 billion and $2.1 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 12 for additional disclosure regarding borrowings.

As disclosed in Note 1, the Corporation elected to account for eligible loan modifications under Section 4013 of the CARES Act, as amended by the CRRSA Act. Through December 31, 2021, we processed loan payment deferral modifications, or “deferments”, on 654 loans totaling $727.7 million, of which active deferments remain on 2 loans totaling $9.7 million. The majority of these modifications qualified as eligible loan modifications under Section 4013 of the CARES Act, as amended, and therefore, were not required to be classified as TDRs and were not reported as past due. See additional disclosure regarding TDRs below.

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

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
December 31, 2021	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,639,062	$1,639,062
Commercial & industrial	3	—	—	3	641,552	641,555
Total commercial	3	—	—	3	2,280,614	2,280,617
Residential Real Estate:
Residential real estate	1,784	3,176	4,662	9,622	1,717,353	1,726,975
Consumer:
Home equity	580	77	108	765	246,932	247,697
Other	21	—	—	21	17,615	17,636
Total consumer	601	77	108	786	264,547	265,333
Total loans	$2,388	$3,253	$4,770	$10,411	$4,262,514	$4,272,925

(Dollars in thousands)	Days Past Due
December 31, 2020	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$265	$—	$—	$265	$1,632,759	$1,633,024
Commercial & industrial	1	2	—	3	817,405	817,408
Total commercial	266	2	—	268	2,450,164	2,450,432
Residential Real Estate:
Residential real estate	4,466	701	5,172	10,339	1,456,973	1,467,312
Consumer:
Home equity	894	129	644	1,667	257,518	259,185
Other	23	7	88	118	18,943	19,061
Total consumer	917	136	732	1,785	276,461	278,246
Total loans	$5,649	$839	$5,904	$12,392	$4,183,598	$4,195,990

Included in past due loans as of December 31, 2021 and 2020, were nonaccrual loans of $9.4 million and $8.5 million, respectively. In addition, all loans 90 days or more past due at December 31, 2021 and 2020 were classified as nonaccrual.

Notes to Consolidated Financial Statements – (continued)
Nonaccrual Loans
The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2021	2020
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	13,576	11,981
Consumer:
Home equity	627	1,128
Other	—	88
Total consumer	627	1,216
Total nonaccrual loans	$14,203	$13,197
Accruing loans 90 days or more past due	$—	$—

Nonaccrual loans of $4.8 million and $4.7 million, respectively, at December 31, 2021 and 2020 were current as to the payment of principal and interest. In addition, no ACL was deemed necessary on nonaccrual loans with a carrying value of $4.2 million and $3.0 million, respectively, as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, nonaccrual loans secured by one- to four-family residential property amounting to $1.5 million and $3.4 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2021.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Interest Income Recognized
Years Ended December 31,	2021	2020
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	2
Total commercial	—	2
Residential Real Estate:
Residential real estate	459	379
Consumer:
Home equity	52	35
Other	1	—
Total consumer	53	35
Total	$512	$416

Troubled Debt Restructurings
The recorded investment in TDRs consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing TDRs, the recorded investment also includes accrued interest.

Notes to Consolidated Financial Statements – (continued)
The following table presents the recorded investment in TDRs and other pertinent information:

(Dollars in thousands)
December 31,	2021	2020
Accruing TDRs	$16,564	$13,418
Nonaccrual TDRs	2,819	2,345
Total TDRs	$19,383	$15,763

Specific reserves on TDRs included in the ACL on loans	$148	$159
Additional commitments to lend to borrowers with TDRs	$—	$—

The following table presents TDRs occurring during the period indicated and the recorded investment pre- and post- modification:

(Dollars in thousands)			Outstanding Recorded Investment
	# of Loans		Pre-Modifications		Post-Modifications
Years ended December 31,	2021	2020	2021	2020	2021	2020
Commercial:
Commercial real estate	2	3	$9,859	$1,798	$9,859	$1,798
Commercial & industrial	—	5	—	6,844	—	6,844
Total commercial	2	8	9,859	8,642	9,859	8,642
Residential Real Estate:
Residential real estate	—	11	—	5,943	—	5,943
Consumer:
Home equity	—	4	—	873	—	873
Other	—	—	—	—	—	—
Total consumer	—	4	$—	$873	$—	$873
Total	2	23	$9,859	$15,458	$9,859	$15,458

The following table presents TDRs occurring during the period indicated by type of modification:

(Dollars in thousands)
Years ended December 31,	2021	2020
Below-market interest rate concession	$—	$—
Payment deferral	—	7,704
Maturity / amortization concession	—	—
Interest only payments	9,859	6,384
Combination (1)	—	1,370
Total	$9,859	$15,458
(1)    Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

Notes to Consolidated Financial Statements – (continued)
The following table presents information on TDRs modified within the previous 12 months for which there was a payment default:

(Dollars in thousands)	# of Loans		Recorded Investment
Years ended December 31,	2021	2020	2021	2020
Commercial:
Commercial real estate	—	1	$—	$850
Commercial & industrial	—	—	—	—
Residential real estate:
Residential real estate	—	2	—	1,299
Consumer:
Home equity	—	2	—	118
Other	—	—	—	—
Total	—	5	$—	$2,267

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs, executed TDRs, and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of December 31, 2021, the carrying value of individually analyzed loans amounted to $21.1 million, of which $14.4 million were considered collateral dependent. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date.

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	December 31, 2021		December 31, 2020
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$10,603	$—	$1,792	$—
Commercial & industrial (2)	—	—	451	—
Total commercial	10,603	—	2,243	—
Residential Real Estate:
Residential real estate (3)	3,803	534	5,947	38
Consumer:
Home equity (3)	—	—	254	183
Other	—	—	—	—
Total consumer	—	—	254	183
Total	$14,406	$534	$8,444	$221
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

Notes to Consolidated Financial Statements – (continued)
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

The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2021:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$417,705	$212,649	$260,940	$206,164	$163,132	$266,067	$7,015	$2,202	$1,535,874
Special Mention	9,089	489	33,982	28,432	—	20,273	320	—	92,585
Classified	—	958	—	2,685	6,959	1	—	—	10,603
Total CRE	426,794	214,096	294,922	237,281	170,091	286,341	7,335	2,202	1,639,062
C&I:
Pass	116,959	78,601	104,827	87,619	51,579	83,182	89,686	911	613,364
Special Mention	—	—	606	4,599	6,195	15,605	1,186	—	28,191
Classified	—	—	—	—	—	—	—	—	—
Total C&I	116,959	78,601	105,433	92,218	57,774	98,787	90,872	911	641,555
Residential Real Estate:
Residential real estate:
Current	733,658	353,742	158,140	85,656	88,365	297,792	—	—	1,717,353
Past Due	—	1,402	1,167	2,379	763	3,911	—	—	9,622
Total residential real estate	733,658	355,144	159,307	88,035	89,128	301,703	—	—	1,726,975
Consumer:
Home equity:
Current	10,434	5,850	3,703	2,380	1,064	3,592	211,488	8,421	246,932
Past Due	—	—	185	—	—	245	115	220	765
Total home equity	10,434	5,850	3,888	2,380	1,064	3,837	211,603	8,641	247,697
Other:
Current	5,536	3,264	1,313	407	747	6,090	258	—	17,615
Past Due	21	—	—	—	—	—	—	—	21
Total other	5,557	3,264	1,313	407	747	6,090	258	—	17,636
Total Loans	$1,293,402	$656,955	$564,863	$420,321	$318,804	$696,758	$310,068	$11,754	$4,272,925

Notes to Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2020:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$283,341	$353,875	$260,917	$236,310	$136,490	$249,359	$10,333	$2,386	$1,533,011
Special Mention	756	20,235	39,387	16,222	11,318	10,367	771	—	99,056
Classified	957	—	—	—	—	—	—	—	957
Total CRE	285,054	374,110	300,304	252,532	147,808	259,726	11,104	2,386	1,633,024
C&I:
Pass	293,493	95,775	98,146	56,792	44,445	91,128	95,817	1,296	776,892
Special Mention	1,123	722	3,210	6,839	3,141	14,853	3,806	56	33,750
Classified	403	—	—	—	—	6,363	—	—	6,766
Total C&I	295,019	96,497	101,356	63,631	47,586	112,344	99,623	1,352	817,408
Residential Real Estate:
Residential real estate:
Current	463,477	253,228	146,839	155,976	128,139	309,314	—	—	1,456,973
Past Due	238	1,698	1,310	886	110	6,097	—	—	10,339
Total residential real estate	463,715	254,926	148,149	156,862	128,249	315,411	—	—	1,467,312
Consumer:
Home equity:
Current	9,838	6,771	3,898	1,474	1,217	3,955	219,085	11,280	257,518
Past Due	—	35	24	—	—	186	310	1,112	1,667
Total home equity	9,838	6,806	3,922	1,474	1,217	4,141	219,395	12,392	259,185
Other:
Current	5,214	2,241	1,237	1,544	548	7,850	308	1	18,943
Past Due	19	1	—	—	88	7	3	—	118
Total other	5,233	2,242	1,237	1,544	636	7,857	311	1	19,061
Total Loans	$1,058,859	$734,581	$554,968	$476,043	$325,496	$699,479	$330,433	$16,131	$4,195,990

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

Notes to Consolidated Financial Statements – (continued)
Loan Servicing Activities
Loans sold with servicing retained result in the capitalization of loan servicing rights. The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2018	$3,651	$—	$3,651
Loan servicing rights capitalized	902	—	902
Amortization	(1,027)	—	(1,027)
Balance at December 31, 2019	3,526	—	3,526
Loan servicing rights capitalized	6,569	—	6,569
Amortization	(2,507)	—	(2,507)
Increase in impairment reserve	—	(154)	(154)
Balance at December 31, 2020	7,588	(154)	7,434
Loan servicing rights capitalized	5,671	—	5,671
Amortization	(3,438)	—	(3,438)
Decrease in impairment reserve	—	154	154
Balance at December 31, 2021	$9,821	$—	$9,821

The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2022	$2,211
	2023	1,713
	2024	1,328
	2025	1,029
	2026	797
	2027 and thereafter	2,743
Total estimated amortization expense		$9,821

Loans sold to others are serviced by the Corporation on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others by loan portfolio:

(Dollars in thousands)
December 31,	2021	2020
Residential real estate	$1,509,319	$1,231,201
Commercial	119,873	155,935
Total	$1,629,192	$1,387,136

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

The following table presents the activity in the ACL on loans for the year ended December 31, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106
Charge-offs	—	(307)	(307)	(107)	(183)	(66)	(249)	(663)
Recoveries	—	41	41	89	91	25	116	246
Provision	(3,132)	(1,130)	(4,262)	(164)	(139)	(36)	(175)	(4,601)
Ending Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014
Adoption of ASC 326	3,405	3,029	6,434	221	(106)	(48)	(154)	6,501
Charge-offs	(356)	(586)	(942)	(99)	(224)	(52)	(276)	(1,317)
Recoveries	51	24	75	20	52	25	77	172
Provision	4,224	5,840	10,064	1,285	188	199	387	11,736
Ending Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2019:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$15,381	$5,847	$21,228	$3,987	$1,603	$254	$1,857	$27,072
Charge-offs	(1,028)	(21)	(1,049)	(486)	(390)	(95)	(485)	(2,020)
Recoveries	125	168	293	—	72	22	94	387
Provision	263	(2,073)	(1,810)	3,114	105	166	271	1,575
Ending Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014

Notes to Consolidated Financial Statements – (continued)
Note 7 - Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2021	2020
Land	$5,921	$5,921
Premises and improvements	44,956	42,510
Furniture, fixtures and equipment	23,706	24,969
Total premises and equipment	74,583	73,400
Less: accumulated depreciation	45,675	44,530
Total premises and equipment, net	$28,908	$28,870

Depreciation of premises and equipment amounted to $3.4 million, $3.2 million and $3.3 million, respectively, for the years ended December 31, 2021, 2020, and 2019.

Note 8 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating lease right-of-use (“ROU”) assets amounted to $26.7 million and $29.5 million, respectively, as of December 31, 2021 and 2020. Operating lease liabilities totaled $29.0 million and $31.7 million, respectively, as of December 31, 2021 and 2020.

As of December 31, 2021, there were two operating leases that had not yet commenced. As of December 31, 2020, there were no operating leases that had not yet commenced.

The following table presents information regarding the Corporation’s operating leases:

At December 31,	2021	2020
Weighted average discount rate	3.36%	3.34%
Range of lease expiration dates	7 months - 19 years	7 months - 20 years
Range of lease renewal options	3 years - 5 years	1 year - 5 years
Weighted average remaining lease term	12.9 years	13.4 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at December 31, 2021, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

(Dollars in thousands)
Years ending December 31:	2022	$3,957
	2023	3,857
	2024	3,652
	2025	2,932
	2026	2,331
	2027 and thereafter	19,769
Total operating lease payments (1)		36,498
Less: interest		7,488
Present value of operating lease liabilities (2)		$29,010
(1)Includes $1.4 million related to options to extend lease terms that are reasonably certain of being exercised.
(2)Includes short-term operating lease liabilities of $3.1 million.

Notes to Consolidated Financial Statements – (continued)
The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Year ended December 31,	2021	2020	2019
Lease Expense:
Operating lease expense	$4,015	$3,921	$3,724
Variable lease expense	69	56	49
Total lease expense (1)	$4,084	$3,977	$3,773
Cash Paid:
Cash paid reducing operating lease liabilities	$3,888	$3,791	$3,586
(1)Included in net occupancy expenses in the Consolidated Statements of Income.

Note 9 - Goodwill and Intangible Assets
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)
December 31,	2021	2020
Commercial Banking Segment	$22,591	$22,591
Wealth Management Services Segment	41,318	41,318
Total goodwill	$63,909	$63,909

The balance of goodwill in the Commercial Banking segment arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment arose from the 2005 acquisition of Weston Financial Group, Inc. (“Weston”) and the 2015 acquisition of Halsey Associates, Inc. (“Halsey”).

The following table presents the components of intangible assets:

(Dollars in thousands)
December 31,	2021	2020
Gross carrying amount	$20,803	$20,803
Accumulated amortization	15,389	14,498
Net amount	$5,414	$6,305

The balance of intangible assets at December 31, 2021 includes wealth management advisory contracts resulting from the 2005 acquisition of Weston and the 2015 acquisition of Halsey.

The wealth management advisory contracts resulting from the Weston acquisition are being amortized over a 20-year life using a declining balance method, based on expected attrition for the current customer base derived from historical runoff data.  The wealth management advisory contracts resulting from the acquisition of Halsey are being amortized on a straight-line basis over a 15-year life.

Amortization expense for the years ended December 31, 2021, 2020, and 2019, amounted to $890 thousand, $914 thousand and $943 thousand, respectively.

Notes to Consolidated Financial Statements – (continued)
The following table presents estimated annual amortization expense for intangible assets at December 31, 2021:

(Dollars in thousands)
Years ending December 31,	2022	$860
	2023	843
	2024	826
	2025	702
	2026	476
	2027 and thereafter	1,707

Note 10 - Income Taxes
The following table presents the components of income tax expense (benefit):

(Dollars in thousands)
Years ended December 31,	2021	2020	2019
Current Tax Expense:
Federal	$17,032	$19,248	$17,298
State	2,130	3,213	3,254
Total current tax expense	19,162	22,461	20,552
Deferred Tax Expense (Benefit):
Federal	1,822	(2,375)	(1,294)
State	333	(755)	(197)
Total deferred tax expense (benefit)	2,155	(3,130)	(1,491)
Total income tax expense	$21,317	$19,331	$19,061

Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

Years ended December 31,	2021		2020		2019
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at Federal statutory rate	$20,619	21.0%	$18,724	21.0%	$18,518	21.0%
Increase (decrease) in taxes resulting from:
State income tax expense, net of federal tax benefit	1,943	2.0	1,995	2.2	2,417	2.7
Tax-exempt income, net	(772)	(0.8)	(803)	(0.9)	(814)	(0.9)
BOLI	(614)	(0.6)	(523)	(0.6)	(494)	(0.6)
Share-based compensation	(159)	(0.2)	92	0.1	(221)	(0.3)
Investment in low-income housing limited partnership	(117)	(0.1)	(118)	(0.1)	—	—
Dividends received deduction	(28)	—	(28)	—	(36)	—
Federal tax credits	—	—	(93)	(0.1)	(364)	(0.4)
Other	445	0.4	85	0.1	55	0.1
Total income tax expense	$21,317	21.7%	$19,331	21.7%	$19,061	21.6%

Notes to Consolidated Financial Statements – (continued)
The following table presents the approximate tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities:

(Dollars in thousands)
December 31,	2021	2020
Deferred Tax Assets:
Allowance for credit losses on loans	$9,381	$10,585
Operating lease liabilities	6,962	7,612
Deferred compensation	5,091	4,646
Net unrealized losses on available for sale debt securities	2,146	—
Deferred loan origination fees	2,044	2,654
Share-based compensation	1,859	1,825
Cash flow hedges	1,268	457
Defined benefit pension obligations	966	2,576
Other	2,002	2,126
Deferred tax assets	31,719	32,481
Deferred Tax Liabilities:
Operating lease right-of-use assets	(6,406)	(7,085)
Deferred loan origination costs	(4,982)	(4,321)
Loan servicing rights	(2,357)	(1,784)
Amortization of intangibles	(1,299)	(1,513)
Depreciation of premises and equipment	(1,237)	(1,215)
Net unrealized gains on available for sale debt securities	—	(3,120)
Other	(1,427)	(1,253)
Deferred tax liabilities	(17,708)	(20,291)
Net deferred tax asset	$14,011	$12,190

The Corporation’s net deferred tax asset is included in other assets in the Consolidated Balance Sheets. Management has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income. The Corporation had no unrecognized tax benefits as of December 31, 2021 and 2020.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Corporation is no longer subject to U.S. federal income and state tax examinations by tax authorities for years before 2018.

Notes to Consolidated Financial Statements – (continued)
Note 11 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)
December 31,	2021	2020
Noninterest-bearing demand deposits	$945,229	$832,287
Interest-bearing demand deposits	251,032	174,290
NOW accounts	867,138	698,706
Money market accounts	1,072,864	910,167
Savings accounts	555,177	466,507
Time deposits (1)	1,288,611	1,296,396
Total deposits	$4,980,051	$4,378,353
(1)Includes wholesale brokered time deposit balances of $515,228 and $591,541, respectively, as of December 31, 2021 and December 31, 2020.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2022	$1,004,817	0.52%
	2023	175,858	1.17
	2024	22,280	1.37
	2025	41,760	1.15
	2026	43,896	1.02
	2027 and thereafter	—	—
Balance at December 31, 2021		$1,288,611	0.66%

Time certificates of deposit in denominations of $250 thousand or more totaled $184.3 million and $134.9 million, respectively, at December 31, 2021 and 2020.

Note 12 - Borrowings
Federal Home Loan Bank Advances
Advances payable to FHLB amounted to $145.0 million and $593.9 million, respectively, at December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Bank had access to a $40.0 million unused line of credit and also had remaining available borrowing capacity of $1.6 billion and $969.7 million, respectively with the FHLB. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Notes to Consolidated Financial Statements – (continued)
The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of December 31, 2021:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2022	$110,000	0.35%
2023	35,000	0.45
2024	—	—
2025	—	—
2026	—	—
2027 and thereafter	—	—
Total	$145,000	0.38%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2021 and 2020.

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

Notes to Consolidated Financial Statements – (continued)
Note 13 - Shareholders' Equity
Stock Repurchase Program
The Corporation’s Stock Repurchase Program adopted on November 10, 2021 (the “2021 Repurchase Program”) authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2021 Repurchase Program expires on December 31, 2022 and may be modified, suspended, or discontinued at any time. As of December 31, 2021, no shares have been repurchased under the 2021 Repurchase Program.

The 2020 Repurchase Program expired on October 31, 2021 and no shares were repurchased under this program.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRBB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice.  Dividends paid by the Bank to the Bancorp amounted to $45.7 million and $43.1 million, respectively, for the years ended December 31, 2021 and 2020.

Reserved Shares
As of December 31, 2021, a total of 1,487,365 common stock shares were reserved for issuance under the 2003 Stock Incentive Plan and the 2013 Stock Option and Incentive Plan.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to various regulatory capital requirements administered by the FRBB and the FDIC, respectively.  Regulatory authorities can initiate certain mandatory actions if the Bancorp or the Bank fail to meet minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures, to ensure capital adequacy, require minimum amounts and ratios.

Capital levels at December 31, 2021 exceeded the regulatory minimum levels to be considered “well capitalized.”

Notes to Consolidated Financial Statements – (continued)
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	$578,137	14.01%	$330,105	8.00%	N/A	N/A
Bank	565,087	13.70	330,025	8.00	$412,532	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	546,362	13.24	247,578	6.00	N/A	N/A
Bank	533,312	12.93	247,519	6.00	330,025	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,363	12.71	185,684	4.50	N/A	N/A
Bank	533,312	12.93	185,639	4.50	268,146	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	546,362	9.36	233,534	4.00	N/A	N/A
Bank	533,312	9.14	233,434	4.00	291,793	5.00

December 31, 2020
Total Capital (to Risk-Weighted Assets):
Corporation	539,496	13.51	319,532	8.00	N/A	N/A
Bank	534,288	13.38	319,503	8.00	399,379	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	503,791	12.61	239,649	6.00	N/A	N/A
Bank	498,583	12.48	239,627	6.00	319,503	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	481,792	12.06	179,737	4.50	N/A	N/A
Bank	498,583	12.48	179,721	4.50	259,596	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	503,791	8.95	225,209	4.00	N/A	N/A
Bank	498,583	8.86	225,126	4.00	281,407	5.00
(1)Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at December 31, 2021 and 2020.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both December 31, 2021 and 2020, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the FRBB’s capital adequacy guidelines.

Notes to Consolidated Financial Statements – (continued)
In accordance with regulatory capital rules, the Corporation elected an option to delay the estimated impact of ASC 326 on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of December 31, 2021 and 2020 exclude the impact of the increased ACL on loans and unfunded loan commitments attributed to the adoption of ASC 326, which was effective January 1, 2020, adjusted for an approximation of the after-tax provision for credit losses attributable to ASC 326 relative to the incurred loss methodology during the deferral period. The cumulative difference at the end of the deferral period will be phased-in to regulatory capital over a three-year transition period beginning in 2022.

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

Cash Flow Hedging Instruments
As of December 31, 2021 and 2020, the Corporation had interest rate swap contracts with total notional amounts of $20.0 million and $60.0 million, respectively, that were designated as cash flow hedges to hedge the interest rate risk associated with short-term variable rate FHLB advances. One of the interest rate swaps on borrowings matured in December 2021 and the remaining matures in December 2023.

As of December 31, 2021, the Corporation had an interest rate swap contract with a total notional of $300.0 million that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. The interest rate swap on loans was executed in the second quarter of 2021 and matures in May 2026.

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

As of December 31, 2021 and 2020, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $1.0 billion and $991.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of December 31, 2021, the notional amounts of the risk participation-out agreements and risk participation-in agreements were $74.2 million and $163.2 million, respectively, compared to $61.6 million and $92.7 million, respectively, as of December 31, 2020.

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

As of December 31, 2021, the notional amounts of interest rate lock commitments and forward sale commitments were $49.8 million and $103.6 million, respectively, compared to $167.7 million and $279.7 million, respectively, as of December 31, 2020.

Notes to Consolidated Financial Statements – (continued)
The following table presents the fair values of derivative instruments in the Consolidated Balance Sheets:

(Dollars in thousands)	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Dec 31, 2021	Dec 31, 2020	Balance Sheet Location	Dec 31, 2021	Dec 31, 2020
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Other assets	$182	$—	Other liabilities	$5,301	$1,958
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	32,361	75,804	Other liabilities	2,015	68
Mirror swaps with counterparties	Other assets	2,001	67	Other liabilities	32,480	76,248
Risk participation agreements	Other assets	1	22	Other liabilities	2	2
Mortgage loan commitments:
Interest rate lock commitments	Other assets	1,256	7,202	Other liabilities	—	—
Forward sale commitments	Other assets	54	—	Other liabilities	905	2,914
Gross amounts		35,855	83,095		40,703	81,190
Less: amounts offset (1)		2,167	67		2,167	67
Derivative balances, net of offset		33,688	83,028		38,536	81,123
Less: collateral pledged (2)		—	—		34,539	74,698
Net amounts		$33,688	$83,028		$3,997	$6,425
(1)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(2)Collateral pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The following table presents the effect of derivative instruments in the Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Income:

(Dollars in thousands)	(Gain) Loss Recognized in Other Comprehensive Income, Net of Tax
Years ended December 31,	2021	2020	2019
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$—	$89	$52
Interest rate swaps	(2,566)	(893)	(1,232)
Interest rate floors	—	150	196
Total	($2,566)	($654)	($984)

Interest rate cap and interest rate floor contracts designated as cash flow hedges matured in 2020.

For derivatives designated as cash flow hedging instruments, see Note 20 for additional disclosure pertaining to the amounts and location of reclassifications from accumulated other comprehensive income (loss) into earnings.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
Years ended December 31,	Statement of Income Location	2021	2020	2019
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	($27,846)	$60,938	$29,910
Mirror swaps with counterparties	Loan related derivative income	31,547	(57,067)	(26,043)
Risk participation agreements	Loan related derivative income	641	120	97
Foreign exchange contracts	Loan related derivative income	—	—	28
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(5,947)	6,106	290
Forward sale commitments	Mortgage banking revenues	5,383	(10,769)	(1,818)
Total		$3,778	($672)	$2,464

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)
December 31,	2021	2020
Aggregate fair value	$40,196	$61,614
Aggregate principal balance	39,201	59,313
Difference between fair value and principal balance	$995	$2,301

Notes to Consolidated Financial Statements – (continued)

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Consolidated Statements of Income. Changes in fair value amounted to a decrease to mortgage banking revenues of $1.3 million in 2021, compared to an increase to mortgage banking revenues of $1.6 million in 2020.

There were no mortgage loans held for sale 90 days or more past due as of December 31, 2021 and 2020.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2021 and 2020.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2021 and 2020.

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

Derivatives
Interest rate swaps, caps and floors are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is

Notes to Consolidated Financial Statements – (continued)
evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of December 31, 2021 and 2020, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$196,454	$—	$196,454	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	824,962	—	824,962	—
Individual name issuer trust preferred debt securities	9,138	—	9,138	—
Corporate bonds	12,305	—	12,305	—
Mortgage loans held for sale	40,196	—	40,196	—
Derivative assets	33,688	—	33,688	—
Total assets at fair value on a recurring basis	$1,116,743	$—	$1,116,743	$—
Liabilities:
Derivative liabilities	$38,536	$—	$38,536	$—
Total liabilities at fair value on a recurring basis	$38,536	$—	$38,536	$—

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$131,669	$—	$131,669	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	740,305	—	740,305	—
Individual name issuer trust preferred debt securities	12,669	—	12,669	—
Corporate bonds	9,928	—	9,928	—
Mortgage loans held for sale	61,614	—	61,614	—
Derivative assets	83,028	—	83,028	—
Total assets at fair value on a recurring basis	$1,039,213	$—	$1,039,213	$—
Liabilities:
Derivative liabilities	$81,123	$—	$81,123	$—
Total liabilities at fair value on a recurring basis	$81,123	$—	$81,123	$—

Items Recorded at Fair Value on a Nonrecurring Basis
During 2021, two collateral dependent individually analyzed loans were written down to fair value. One loan with a carrying value of $3.1 million was paid in full in the fourth quarter of 2021. The second loan with a carrying value of $533 thousand was fully reserved for as of December 31, 2021.

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

The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Inputs Utilized
December 31, 2021
Collateral dependent individually analyzed loans	$—	Appraisals of collateral	Discount for costs to sell	14%
			Appraisal adjustments	100%

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
December 31, 2020
Collateral dependent individually analyzed loans	$1,720	Appraisals of collateral	Discount for costs to sell	0% - 25% (11%)
			Appraisal adjustments	0% - 100% (15%)

Loan servicing rights	7,434	Discounted Cash Flow	Discount Rate	10% - 14% (10%)
			Prepayment rates	18% - 42% (21%)

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

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,233,837	$4,145,516	$—	$—	$4,145,516

Financial Liabilities:
Time deposits	$1,288,611	$1,294,053	$—	$1,294,053	$—
FHLB advances	145,000	144,862	—	144,862	—
Junior subordinated debentures	22,681	20,181	—	20,181	—

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,151,884	$4,114,628	$—	$—	$4,114,628

Financial Liabilities:
Time deposits	$1,296,396	$1,302,128	$—	$1,302,128	$—
FHLB advances	593,859	602,000	—	602,000	—
Junior subordinated debentures	22,681	19,422	—	19,422	—

Notes to Consolidated Financial Statements – (continued)
Note 16 - Revenue from Contracts with Customers
The following table summarizes total revenues as presented in the Consolidated Statements of Income and the related amounts that are from contracts with customers within the scope of ASC 606. As shown below, a substantial portion of our revenues are specifically excluded from the scope of ASC 606.

Years ended December 31,	2021		2020		2019
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$141,435	$—	$127,444	$—	$133,414	$—
Noninterest income:
Asset-based wealth management revenues	40,215	40,215	34,363	34,363	35,806	35,806
Transaction-based wealth management revenues	1,067	1,067	1,091	1,091	1,042	1,042
Total wealth management revenues	41,282	41,282	35,454	35,454	36,848	36,848
Mortgage banking revenues	28,626	—	47,377	—	14,795	—
Card interchange fees	4,996	4,996	4,287	4,287	4,214	4,214
Service charges on deposit accounts	2,683	2,683	2,742	2,742	3,684	3,684
Loan related derivative income	4,342	—	3,991	—	3,993	—
Income from bank-owned life insurance	2,925	—	2,491	—	2,354	—
Net realized losses on securities	—	—	—	—	(53)	—
Other income	2,540	2,148	3,100	2,669	1,245	1,184
Total noninterest income	87,394	51,109	99,442	45,152	67,080	45,930
Total revenues	$228,829	$51,109	$226,886	$45,152	$200,494	$45,930
(1)As reported in the Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Years ended December 31,	2021	2020	2019
Revenue recognized at a point in time:
Card interchange fees	$4,996	$4,287	$4,214
Service charges on deposit accounts	2,136	2,103	2,850
Other income	1,931	2,494	989
Revenue recognized over time:
Wealth management revenues	41,282	35,454	36,848
Service charges on deposit accounts	547	639	834
Other income	217	175	195
Total revenues from contracts in scope of ASC 606	$51,109	$45,152	$45,930

Receivables primarily consist of amounts due from customers for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $6.6 million and $4.8 million, respectively, at December 31, 2021 and 2020 and were included in other assets in the Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of

Notes to Consolidated Financial Statements – (continued)
contract liabilities were insignificant at both December 31, 2021 and 2020 and were included in other liabilities in the Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $1.9 million and $1.5 million, respectively, at December 31, 2021 and 2020 and were included in other assets in the Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense Consolidated Statements of Income.

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

The following table presents the plans’ projected benefit obligations, fair value of plan assets and funded (unfunded) status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2021	2020	2021	2020
Change in Benefit Obligation:
Benefit obligation at beginning of period	$94,742	$83,141	$17,973	$16,438
Service cost	2,369	2,164	208	170
Interest cost	2,004	2,505	337	465
Actuarial (gain) loss	(4,011)	10,378	102	1,803
Benefits paid	(5,556)	(3,334)	(903)	(903)
Administrative expenses	(140)	(112)	—	—
Benefit obligation at end of period	89,408	94,742	17,717	17,973
Change in Plan Assets:
Fair value of plan assets at beginning of period	101,929	93,749	—	—
Actual return on plan assets	6,814	11,626	—	—
Employer contributions	—	—	903	903
Benefits paid	(5,556)	(3,334)	(903)	(903)
Administrative expenses	(140)	(112)	—	—
Fair value of plan assets at end of period	103,047	101,929	—	—
Funded (unfunded) status at end of period	$13,639	$7,187	($17,717)	($17,973)

As of December 31, 2021 and 2020, the funded status of the qualified defined benefit pension plan amounted to $13.6 million and $7.2 million, respectively, and was included in other assets in the Consolidated Balance Sheets. The unfunded status of the non-qualified defined benefit retirement plans was $17.7 million and $18.0 million,

Notes to Consolidated Financial Statements – (continued)
respectively, at December 31, 2021 and December 31, 2020 and was included in other liabilities in the Consolidated Balance Sheets.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $16.7 million and $13.7 million are included in the Consolidated Balance Sheets at December 31, 2021 and 2020, respectively.

The following table presents the amounts included in accumulated other comprehensive income (“AOCI”) related to the qualified pension plan and non-qualified retirement plans:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2021	2020	2021	2020
Net actuarial loss included in AOCI, pre-tax	$3,920	$12,051	$8,027	$8,648

The accumulated benefit obligation for the qualified pension plan was $85.2 million and $87.9 million, respectively, at December 31, 2021 and 2020.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $16.4 million at both December 31, 2021 and 2020.

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2021	2020	2019	2021	2020	2019
Net Periodic Benefit Cost:
Service cost (1)	$2,369	$2,164	$2,037	$208	$170	$126
Interest cost (2)	2,004	2,505	2,967	337	465	563
Expected return on plan assets (2)	(4,815)	(4,538)	(4,495)	—	—	—
Amortization of prior service credit (2)	—	—	(16)	—	—	—
Recognized net actuarial loss (2)	2,121	1,582	792	723	560	408
Net periodic benefit cost	1,679	1,713	1,285	1,268	1,195	1,097
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net (gain) loss	(8,132)	1,708	890	(621)	1,244	1,620
Prior service credit	—	—	16	—	—	—
Recognized in other comprehensive income (loss)	(8,132)	1,708	906	(621)	1,244	1,620
Total recognized in net periodic benefit cost and other comprehensive income (loss)	($6,453)	$3,421	$2,191	$647	$2,439	$2,717
(1)Included in salaries and employee benefits expense in the Consolidated Statements of Income.
(2)Included in other expenses in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)
Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2021 and 2020:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2021	2020	2021	2020
Measurement date	Dec 31, 2021	Dec 31, 2020	Dec 31, 2021	Dec 31, 2020
Discount rate	3.00%	2.71%	2.90%	2.50%
Rate of compensation increase	3.75	3.75	3.75	3.75

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2021	2020	2019	2021	2020	2019
Measurement date	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018	Dec 31, 2020	Dec 31, 2019	Dec 31, 2018
Equivalent single discount rate for benefit obligations	2.71%	3.42%	4.38%	2.51%	3.30%	4.28%
Equivalent single discount rate for service cost	2.86	3.54	4.44	2.94	3.62	4.48
Equivalent single discount rate for interest cost	2.16	3.07	4.12	1.97	2.93	3.98
Expected long-term return on plan assets	5.75	5.75	5.75	N/A	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75

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

Notes to Consolidated Financial Statements – (continued)
Plan Assets
The following tables present the fair values of the qualified pension plan’s assets:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,532	$—	$—	$7,532
Obligations of U.S. government-sponsored enterprises	—	47,485	—	47,485
Obligations of states and political subdivisions	—	2,233	—	2,233
Corporate bonds	—	6,636	—	6,636
Common stocks	16,565	—	—	16,565
Mutual funds	22,596	—	—	22,596
Total plan assets	$46,693	$56,354	$—	$103,047

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$14,427	$—	$—	$14,427
Obligations of U.S. government-sponsored enterprises	—	29,449	—	29,449
Obligations of states and political subdivisions	—	2,327	—	2,327
Corporate bonds	—	9,211	—	9,211
Common stocks	17,150	—	—	17,150
Mutual funds	29,365	—	—	29,365
Total plan assets	$60,942	$40,987	$—	$101,929

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2021 and 2020, the qualified pension plan did not have any securities in the Level 3 category.

Notes to Consolidated Financial Statements – (continued)
The following table presents the asset allocations of the qualified pension plan, by asset category:

December 31,	2021	2020
Asset Category:
Cash and cash equivalents	7.3%	14.2%
Fixed income securities (1)	54.7	40.2
Equity securities (2)	38.0	45.6
Total	100.0%	100.0%
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

Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation does not expect to make a contribution to the qualified pension plan in 2022.  In addition, the Corporation expects to contribute $905 thousand in benefit payments to the non-qualified retirement plans in 2022.

Notes to Consolidated Financial Statements – (continued)
Estimated Future Benefit Payments
The following table presents the benefit payments, which reflect expected future service, as appropriate, expected to be paid:

	(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Retirement Plans
Years ending December 31,	2022	$2,741	$905
	2023	3,001	891
	2024	3,216	877
	2025	3,526	880
	2026	3,858	910
	2027 and thereafter	22,705	4,631

401(k) Plan
The Corporation’s 401(k) Plan provides a match up to a maximum of 3% of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, receive a non-elective employer contribution of 4% of compensation.  Total employer matching contributions under this plan amounted to $3.0 million, $2.8 million and $2.7 million in 2021, 2020 and 2019, respectively.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $21.2 million and $19.4 million, respectively, at December 31, 2021 and 2020, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets in the Consolidated Balance Sheets.

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

The following table presents share-based compensation expense and the related income tax benefits recognized in the Consolidated Statements of Income for stock options, restricted stock units and performance share units:

(Dollars in thousands)
Years ended December 31,	2021	2020	2019
Share-based compensation expense	$3,316	$3,766	$3,124
Related income tax benefits (1)	$978	$801	$982
(1)Includes $182 thousand and $248 thousand, respectively, of excess tax benefits recognized upon the settlement of share-based compensation awards in 2021 and 2019. Includes $103 thousand of excess tax expenses recognized upon the settlement of share-based compensation awards in 2020.

As of December 31, 2021, there was $5.1 million of total unrecognized compensation cost related to share-based compensation arrangements, including stock options, restricted stock units and performance share units granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.9 years.

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

The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2021	2020	2019
Options granted	53,700	81,530	61,800
Cliff vesting period (years)	3	3	3
Expected term (years)	6.5	6.5	6.5
Expected dividend yield	3.80%	3.69%	3.40%
Weighted average expected volatility	31.50%	29.89%	23.05%
Weighted average risk-free interest rate	1.41%	0.46%	1.71%
Weighted average grant-date fair value	$11.10	$5.75	$7.44

Notes to Consolidated Financial Statements – (continued)
The following table presents a summary of stock options outstanding as of and for the year ended December 31, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Beginning of period	326,245	$42.44
Granted	53,700	54.59
Exercised	(47,365)	31.87
Forfeited or expired	(10,440)	44.82
End of period	322,140	$45.95	7.17	$3,422
At end of period:
Options exercisable	138,690	$48.81	5.03	$1,112
Options expected to vest in future periods	183,450	$43.78	8.78	$2,310

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$20.01 to $30.00	2,900	0.47	$23.27	2,900	$23.27
$30.01 to $40.00	104,048	7.10	33.25	30,198	35.76
$40.01 to $50.00	77,306	6.89	46.67	21,406	41.49
$50.01 to $60.00	137,886	7.52	55.60	84,186	56.24
Total	322,140	7.17	$45.95	138,690	$48.81

The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $897 thousand, $46 thousand and $580 thousand, respectively.

Restricted Stock Units
In 2021, 2020 and 2019, the Corporation granted to directors and certain key employees 19,185, 27,385 and 26,070 restricted stock units, respectively, with 3-year cliff vesting.

The following table presents a summary of restricted stock units as of and for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	66,115	$44.80
Granted	19,185	53.00
Vested	(15,543)	52.24
Forfeited	(3,472)	45.28
End of period	66,285	$45.41

Notes to Consolidated Financial Statements – (continued)
Performance Share Units
The Corporation granted performance share units to certain key employees providing the opportunity to earn shares of common stock over a 3-year to 5-year performance period. The number of shares vested and earned will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share award agreements.

The following table presents a summary of outstanding performance share unit awards as of December 31, 2021:

		Grant Date Fair Value per Share	Weighted Average Current Performance Assumption	Expected Number of Shares
Performance share units awarded in:	2021	$46.15	140%	51,156
	2020	34.22	140%	65,632
	2019	52.84	118%	36,960
	2018	54.25	140%	5,824
Total				159,572

The following table presents a summary of performance share units as of and for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	156,367	$45.43
Granted	40,975	44.46
Vested	(37,770)	54.25
Forfeited	—	—
End of period	159,572	$43.09

Notes to Consolidated Financial Statements – (continued)
Note 19 - Business Segments
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services.

In the fourth quarter of 2021 the Corporation re-assessed its reportable business segments and related allocation methodology in connection with the implementation of a new budgeting and profitability system in the same period. Management determined it was appropriate to allocate activity previously reported in the Corporate Unit to the Commercial Banking and Wealth Management Services operating segments. The Corporate Unit had included activities related to the Treasury function, which is responsible for managing the investment portfolio and wholesale funding needs, as well as certain administrative and executive expenses that were not previously allocated to the operating segments. The prior year segment information contained within this report has been restated to reflect this change to reportable business segments and related allocation methodology.

Commercial Banking
The Commercial Banking segment includes commercial, residential and consumer lending activities; mortgage banking activities; deposit generation; cash management activities; banking activities, including customer support and the operation of ATMs, telephone banking, internet banking and mobile banking services; as well as investment portfolio and wholesale funding activities.

Wealth Management Services
The Wealth Management Services segment includes investment management; holistic financial planning services; personal trust and estate services, including services as trustee, personal representative, custodian and guardian; settlement of decedents’ estates; and institutional trust services, including custody and fiduciary services.

The following tables present the statement of operations and total assets for Washington Trust’s reportable business segments.

(Dollars in thousands)
Year ended December 31, 2021	Commercial Banking	Wealth Management Services	Consolidated Total
Net interest income (expense)	$141,493	($58)	$141,435
Provision for credit losses	(4,822)	—	(4,822)
Net interest income (expense) after provision for credit losses	146,315	(58)	146,257
Noninterest income	44,748	42,646	87,394
Noninterest expenses:
Depreciation and amortization expense	2,827	1,474	4,301
Other noninterest expenses	101,029	30,134	131,163
Total noninterest expenses	103,856	31,608	135,464
Income before income taxes	87,207	10,980	98,187
Income tax expense	18,575	2,742	21,317
Net income	$68,632	$8,238	$76,870

Total assets at period end	$5,776,754	$74,373	$5,851,127
Expenditures for long-lived assets	3,246	244	3,490

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2020	Commercial Banking	Wealth Management Services	Consolidated Total
Net interest income (expense)	$127,545	($101)	$127,444
Provision for loan losses	12,342	—	12,342
Net interest income (expense) after provision for loan losses	115,203	(101)	115,102
Noninterest income	63,612	35,830	99,442
Noninterest expenses:
Depreciation and amortization expense	2,573	1,517	4,090
Other noninterest expenses	91,555	29,739	121,294
Total noninterest expenses	94,128	31,256	125,384
Income before income taxes	84,687	4,473	89,160
Income tax expense	17,989	1,342	19,331
Net income	$66,698	$3,131	$69,829

Total assets at period end	$5,639,669	$73,500	$5,713,169
Expenditures for long-lived assets	3,125	281	3,406

(Dollars in thousands)
Year ended December 31, 2019	Commercial Banking	Wealth Management Services	Consolidated Total
Net interest income (expense)	$133,762	($348)	$133,414
Provision for loan losses	1,575	—	1,575
Net interest income (expense) after provision for loan losses	132,187	(348)	131,839
Noninterest income	29,972	37,108	67,080
Noninterest expenses:
Depreciation and amortization expense	2,681	1,553	4,234
Other noninterest expenses	78,549	27,957	106,506
Total noninterest expenses	81,230	29,510	110,740
Income before income taxes	80,929	7,250	88,179
Income tax expense	17,121	1,940	19,061
Net income	$63,808	$5,310	$69,118

Total assets at period end	$5,219,578	$73,081	$5,292,659
Expenditures for long-lived assets	2,610	522	3,132

Notes to Consolidated Financial Statements – (continued)
Note 20 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2021	Pre-tax Amounts	Income Taxes	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	($21,942)	($5,266)	($16,676)
Net (gains) losses on securities reclassified into earnings	—	—	—
Net change in fair value of available for sale debt securities	(21,942)	(5,266)	(16,676)
Cash Flow Hedges:
Changes in fair value of cash flow hedges	(3,067)	(736)	(2,331)
Net gains on cash flow hedges reclassified into earnings (1)	(310)	(75)	(235)
Net change in the fair value of cash flow hedges	(3,377)	(811)	(2,566)
Defined Benefit Plan Obligations:
Defined benefit plan obligation adjustment	5,908	1,417	4,491
Amortization of net actuarial losses (2)	2,844	683	2,161
Net change in defined benefit plan obligations	8,752	2,100	6,652
Total other comprehensive loss	($16,567)	($3,977)	($12,590)
(1)The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Consolidated Statements of Income.
(2)The pre-tax amounts are included in other expenses in the Consolidated Statements of Income.

(Dollars in thousands)
Year ended December 31, 2020	Pre-tax Amounts	Income Taxes	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	$8,784	$2,129	$6,655
Net (gains) losses on securities reclassified into earnings	—	—	—
Net change in fair value of available for sale debt securities	8,784	2,129	6,655
Cash Flow Hedges:
Changes in fair value of cash flow hedges	(2,003)	(482)	(1,521)
Net losses on cash flow hedges reclassified into earnings (1)	1,136	269	867
Net change in the fair value of cash flow hedges	(867)	(213)	(654)
Defined Benefit Plan Obligations:
Defined benefit plan obligation adjustment	(5,093)	(1,197)	(3,896)
Amortization of net actuarial losses (2)	2,141	400	1,741
Net change in defined benefit plan obligations	(2,952)	(797)	(2,155)
Total other comprehensive income	$4,965	$1,119	$3,846
(1)The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Consolidated Statements of Income.
(2)The pre-tax amounts are included in other expenses in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2019	Pre-tax Amounts	Income Taxes	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	$26,074	$6,127	$19,947
Net losses on securities reclassified into earnings (1)	53	12	41
Net change in fair value of available for sale debt securities	26,127	6,139	19,988
Cash Flow Hedges:
Changes in fair value of cash flow hedges	(1,444)	(339)	(1,105)
Net losses on cash flow hedges reclassified into earnings (2)	159	38	121
Net change in the fair value of cash flow hedges	(1,285)	(301)	(984)
Defined Benefit Plan Obligations:
Defined benefit plan obligation adjustment	(3,710)	(872)	(2,838)
Amortization of net actuarial losses (3)	1,200	282	918
Amortization of net prior service credits (3)	(16)	(4)	(12)
Net change in defined benefit plan obligations	(2,526)	(594)	(1,932)
Total other comprehensive income	$22,316	$5,244	$17,072
(1)The pre-tax amount is reported as net realized losses on securities in the Consolidated Statements of Income.
(2)The pre-tax amounts are included in interest expense on FHLB advances, interest expense on junior subordinated debentures and interest and fees on loans in the Consolidated Statements of Income.
(3)The pre-tax amounts are included in other expenses in the Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Net Unrealized (Losses) Gains on Defined Benefit Plan Obligations	Total
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)
Other comprehensive (loss) income before reclassifications	(16,676)	(2,331)	4,491	(14,516)
Amounts reclassified from accumulated other comprehensive income	—	(235)	2,161	1,926
Net other comprehensive (loss) income	(16,676)	(2,566)	6,652	(12,590)
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)

(Dollars in thousands)	Net Unrealized Gains on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Net Unrealized (Losses) Gains on Defined Benefit Plan Obligations	Total
Balance at December 31, 2019	$3,226	($793)	($13,670)	($11,237)
Other comprehensive income (loss) before reclassifications	6,655	(1,521)	(3,896)	1,238
Amounts reclassified from accumulated other comprehensive income	—	867	1,741	2,608
Net other comprehensive income (loss)	6,655	(654)	(2,155)	3,846
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized (Losses) Gains on Available For Sale Debt Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized (Losses) Gains on Defined Benefit Plan Obligations	Total
Balance at December 31, 2018	($16,762)	$191	($11,738)	($28,309)
Other comprehensive income (loss) before reclassifications	19,947	(1,105)	(2,838)	16,004
Amounts reclassified from accumulated other comprehensive income	41	121	906	1,068
Net other comprehensive income (loss)	19,988	(984)	(1,932)	17,072
Balance at December 31, 2019	$3,226	($793)	($13,670)	($11,237)

Note 21 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2021	2020	2019
Earnings per common share - basic:
Net income	$76,870	$69,829	$69,118
Less: dividends and undistributed earnings allocated to participating securities	(223)	(152)	(139)
Net income available to common shareholders	$76,647	$69,677	$68,979
Weighted average common shares	17,310	17,282	17,331
Earnings per common share - basic	$4.43	$4.03	$3.98
Earnings per common share - diluted:
Net income	$76,870	$69,829	$69,118
Less: dividends and undistributed earnings allocated to participating securities	(222)	(151)	(139)
Net income available to common shareholders	$76,648	$69,678	$68,979
Weighted average common shares	17,310	17,282	17,331
Dilutive effect of common stock equivalents	145	120	83
Weighted average diluted common shares	17,455	17,402	17,414
Earnings per common share - diluted	$4.39	$4.00	$3.96

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 100,150, 223,506 and 100,643, respectively, for the years ended December 31, 2021, 2020 and 2019.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $11.8 million and $11.7 million, respectively, as of December 31, 2021 and 2020. At December 31, 2021 and 2020, there were no liabilities to beneficiaries resulting from standby letters of credit. Fee income on standby letters of credit was insignificant for the years ended December 31, 2021, 2020 and 2019.

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

Notes to Consolidated Financial Statements – (continued)
The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)
December 31,	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$516,344	$453,493
Home equity lines	367,784	319,744
Other loans	122,492	89,078
Standby letters of credit	11,844	11,709
Financial instruments whose notional amounts exceed the amount of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	49,800	167,671
Forward sale commitments	103,626	279,653
Loan related derivative contracts:
Interest rate swaps with customers	1,022,388	991,002
Mirror swaps with counterparties	1,022,388	991,002
Risk participation-in agreements	163,207	92,717
Interest rate risk management contracts:
Interest rate swaps	320,000	60,000

See Note 14 for additional disclosure pertaining to derivative financial instruments.

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

The activity in the ACL on unfunded commitments for the year ended December 31, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$907	$1,402	$2,309	$54	$—	$19	$19	$2,382
Provision	360	(586)	(226)	8	—	(3)	(3)	(221)
Ending Balance	$1,267	$816	$2,083	$62	$—	$16	$16	$2,161

Notes to Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the year ended December 31, 2020 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$136	$144	$280	$6	$—	$7	$7	$293
Adoption of ASC 326	817	626	1,443	34	—	6	6	1,483
Provision	(46)	632	586	14	—	6	6	606
Ending Balance	$907	$1,402	$2,309	$54	$—	$19	$19	$2,382

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

In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of December 31, 2021 and 2020, the carrying value of loans repurchased due to representation and warranty claims was $1.4 million and $1.1 million, respectively. Washington Trust has recorded an estimated liability for its exposure to losses for premium recapture and the obligation to repurchase previously sold residential real estate mortgage loans.  The liability balance amounted to $275 thousand and $300 thousand at December 31, 2021 and 2020, respectively, and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in mortgage banking revenues in the Consolidated Statements of Income.

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

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2021	2020
Assets:
Cash on deposit with bank subsidiary	$8,290	$1,658
Investment in subsidiaries at equity value:
Bank	573,757	550,986
Non-bank	1,850	1,904
Dividends receivable from bank subsidiary	12,964	11,836
Other assets	747	124
Total assets	$597,608	$566,508
Liabilities:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	10,048	9,592
Other liabilities	71	40
Total liabilities	32,800	32,313
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,330,818 shares outstanding at December 31, 2021 and 17,363,457 shares issued and 17,265,337 shares outstanding at December 31, 2020	1,085	1,085
Paid-in capital	126,511	125,610
Retained earnings	458,310	418,246
Accumulated other comprehensive loss	(19,981)	(7,391)
Treasury stock, at cost; 32,639 shares at December 31, 2021 and 98,120 shares at December 31, 2020	(1,117)	(3,355)
Total shareholders’ equity	564,808	534,195
Total liabilities and shareholders’ equity	$597,608	$566,508

Statements of Income	(Dollars in thousands)
Years ended December 31,	2021	2020	2019
Income:
Dividends from subsidiaries:
Bank	$45,732	$43,139	$36,796
Non-bank	11	17	27
Other income (losses)	(102)	—	—
Total income	45,641	43,156	36,823
Expenses:
Interest on junior subordinated debentures	370	641	980
Legal and professional fees	217	210	147
Other expenses	405	349	337
Total expenses	992	1,200	1,464
Income before income taxes	44,649	41,956	35,359
Income tax benefit	230	248	301
Income before equity in undistributed earnings (losses) of subsidiaries	44,879	42,204	35,660
Equity in undistributed earnings (losses) of subsidiaries:
Bank	32,045	27,603	33,445
Non-bank	(54)	22	13
Net income	$76,870	$69,829	$69,118

Notes to Consolidated Financial Statements – (continued)

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income	$76,870	$69,829	$69,118
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries:
Bank	(32,045)	(27,603)	(33,445)
Non-bank	54	(22)	(13)
Tax benefit (expense) from stock option exercises and other equity awards	182	(103)	248
Deferred income tax benefit	(24)	—	—
Increase in dividend receivable	(1,128)	(2,261)	(1,813)
Decrease (increase) in other assets	50	109	(43)
Increase (decrease) in accrued expenses and other liabilities	31	(31)	(15)
Other, net	(182)	193	(195)
Net cash provided by operating activities	43,808	40,111	33,842
Cash flows from investing activities:
Purchases of other equity investments, net	(650)	—	—
Net cash used in investing activities	(650)	—	—
Cash flows from financing activities:
Treasury stock purchased	—	(4,322)	—
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(177)	(470)	273
Cash dividends paid	(36,349)	(35,499)	(34,189)
Net cash used in financing activities	(36,526)	(40,291)	(33,916)
Net increase (decrease) in cash	6,632	(180)	(74)
Cash at beginning of year	1,658	1,838	1,912
Cash at end of year	$8,290	$1,658	$1,838

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2021.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

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

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in the Bancorp’s Proxy Statement (the “Proxy Statement”) prepared for the Annual Meeting of Shareholders to be held April 26, 2022, and is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Investor Relations section of the Corporation’s website at http://ir.washtrust.com, under the heading Corporate Governance.

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2021 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 2003 Plan and the 2013 Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	885,437 (3)	$45.95 (4)	601,928	(5)(6)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	885,437	$45.95	601,928
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
(4)Reflects the weighted average exercise price of outstanding stock options granted under the 2003 Plan and 2013 Plan. Other award types do not have an exercise price and therefore, are not included.
(5)Consists of the 2013 Plan only, as there are no securities available for future grants under the 2003 Plan.
(6)On February 18, 2022, the Corporation’s Board voted that no further awards would be granted under 2013 Plan following shareholder approval of the 2022 Long Term Incentive Plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.
	1.	Financial Statements. The financial statements of the Corporation required in response to this Item are listed in response to Part II, Item 8 of this Annual Report on Form 10-K.
	2.	Financial Statement Schedules. All schedules normally required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Corporation have been omitted because the required information is either not required, not applicable, or is included in the consolidated financial statements or notes thereto.
	3.	Exhibits. The following exhibits are included as part of this Form 10-K.
(b)	See (a) 3. above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Exhibit Index

Exhibit Number
3.1	Restated Articles of Incorporation of the Registrant – Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
3.2	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
3.3	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2016. (1)
3.4	Amendment to Restated Articles of Incorporation - Filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q dated May 6, 2021. (1)
3.5	Amended and Restated By-Laws of the Registrant - Filed herewith.
4.1	Description of Equity Securities Registered Under Section 12 of the Exchange Act - Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. (1)
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

10.6	2013 Stock and Incentive Plan – Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)
10.7	First Amendment to the 2013 Stock Option and Incentive Plan - Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (1) (2)

10.8
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.9
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

10.15
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

10.18
Form of Restricted Stock Unit Certificate under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.19
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.20
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

10.31	Amended and Restated Supplemental Pension Benefit Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.32	Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (1) (2)
10.33	Amendment to Supplemental Pension Benefit Plan – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
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

10.36
Second Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.37
Third Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. (1) (2)

10.38
Fourth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (1) (2)

10.39
Fifth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (1) (2)

10.40
Sixth Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.41
Seventh Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan as Amended and Restated – Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.42	Amended and Restated Annual Performance Plan, dated December 16, 2013 – Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)
10.43
Amended and Restated Wealth Management Business Building Incentive Plan, dated March 3, 2014 – Filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (1) (2)

10.44	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (1) (2)
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

10.49	Form of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.50	Terms of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.51
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.52
Form and terms of Split-Dollar Agreement with certain executive officers – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. (1) (2)

10.53
Terms of Amended and Restated Change in Control with certain executive officers, dated September 22, 2016 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (1) (2)

10.54
Terms of Restricted Stock Unit Certificate with an executive officer, dated June 1, 2017 – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.55
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2017 – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.56
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 18, 2018 – Filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.57
Terms of Amended and Restated Change in Control with an executive officer, dated February 27, 2018 – Filed as Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (1) (2)

10.58
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 17, 2019 - Filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. (1) (2)

10.59	Terms of Amended and Restated Change in Control Agreement - Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (1) (2)
10.60
Terms of Performance Share Unit Award Agreement with certain executive officers, dated March 16, 2020 - Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.61
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 25, 2021 - Filed as Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (1)(2)

10.62	Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 24, 2022 - Filed herewith. (2)
10.63	Retail Lending Growth Incentive Plan, dated March 15, 2021 - Filed herewith. (2)
10.64	Amended and Restated Annual Performance Plan, dated December 13, 2021 - Filed herewith. (2)
10.65	Amended and Restated Wealth Management Business Building Incentive Plan, dated January 24, 2022 - Filed herewith. (2)
21.1	Subsidiaries of the Registrant – Filed herewith.
23.1	Consent of Crowe LLP – Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
101	The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	February 24, 2022	By	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer (principal executive officer)

Date:	February 24, 2022	By	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	February 24, 2022	By	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2022	/s/ John J. Bowen
John J. Bowen, Director

Date:	February 24, 2022	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	February 24, 2022	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	February 24, 2022	/s/ Edward O. Handy III
Edward O. Handy III, Director

Date:	February 24, 2022	/s/ Constance A. Howes
Constance A. Howes, Director

Date:	February 24, 2022	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	February 24, 2022	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	February 24, 2022	/s/ Sandra Parrillo
Sandra Parrillo, Director

Date:	February 24, 2022	/s/ John T. Ruggieri
John T. Ruggieri, Director

Date:	February 24, 2022	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	February 24, 2022	/s/ Lisa M. Stanton
Lisa M. Stanton, Director