Form 10-Q
period 2022-03-31
WASHINGTON TRUST BANCORP INC
filed 2022-05-05
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	March 31, 2022	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of April 30, 2022 was 17,354,001.

Glossary of Acronyms and Terms
The following is a list of acronyms and terms that are used throughout this Quarterly Report on Form 10-Q:

2021 Repurchase Program	Corporation’s Stock Repurchase Program adopted on November 10, 2021
2022 Incentive Plan	Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan
ACL	Allowance for credit losses
ALCO	Asset/Liability Committee
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BOLI	Bank-owned life insurance
C&I	Commercial and industrial
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CDARS	Certificate of Deposit Account Registry Service
Corporation	Bancorp and its subsidiaries
CRE	Commercial real estate
CRRSA Act	Coronavirus Response and Relief Supplemental Appropriations Act
DCF	Discounted cash flow
DDM	Demand Deposit Marketplace
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Boston
FICO	Fair Isaac Corporation
FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
ICS	Insured Cash Sweep
LTV	Loan to value
NIM	Net interest margin
OREO	Property acquired through foreclosure or repossession
PPP	Paycheck Protection Program
ROU	Right-of-use
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
Washington Trust	The Bancorp and its subsidiaries

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	March 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$224,807	$175,259
Short-term investments	3,289	3,234
Mortgage loans held for sale, at fair value	15,612	40,196
Available for sale debt securities, at fair value (amortized cost of $1,082,203, net of allowance for credit losses on securities of $0 at March 31, 2022; and amortized cost of $1,051,800; net of allowance for credit losses on securities of $0 at December 31, 2021)	1,008,184	1,042,859
Federal Home Loan Bank stock, at cost	8,452	13,031
Loans:
Total loans	4,283,852	4,272,925
Less: allowance for credit losses on loans	39,236	39,088
Net loans	4,244,616	4,233,837
Premises and equipment, net	28,878	28,908
Operating lease right-of-use assets	28,816	26,692
Investment in bank-owned life insurance	93,192	92,592
Goodwill	63,909	63,909
Identifiable intangible assets, net	5,198	5,414
Other assets	123,046	125,196
Total assets	$5,847,999	$5,851,127
Liabilities:
Deposits:
Noninterest-bearing deposits	$911,990	$945,229
Interest-bearing deposits	4,215,960	4,034,822
Total deposits	5,127,950	4,980,051
Federal Home Loan Bank advances	55,000	145,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	31,169	29,010
Other liabilities	98,007	109,577
Total liabilities	5,334,807	5,286,319
Commitments and contingencies (Note 17)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,331,555 shares outstanding at March 31, 2022 and 17,363,457 shares issued and 17,330,818 shares outstanding at December 31, 2021	1,085	1,085
Paid-in capital	127,355	126,511
Retained earnings	465,295	458,310
Accumulated other comprehensive loss	(79,451)	(19,981)
Treasury stock, at cost; 31,902 shares at March 31, 2022 and 32,639 shares at December 31, 2021	(1,092)	(1,117)
Total shareholders’ equity	513,192	564,808
Total liabilities and shareholders’ equity	$5,847,999	$5,851,127
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2022	2021
	Interest income:
	Interest and fees on loans	$33,930	$34,159
	Interest on mortgage loans held for sale	232	441
	Taxable interest on debt securities	4,230	3,242
	Dividends on Federal Home Loan Bank stock	67	133
	Other interest income	78	33
	Total interest and dividend income	38,537	38,008
	Interest expense:
	Deposits	3,103	3,663
	Federal Home Loan Bank advances	244	1,380
	Junior subordinated debentures	99	94
	Total interest expense	3,446	5,137
	Net interest income	35,091	32,871
	Provision for credit losses	100	(2,000)
	Net interest income after provision for credit losses	34,991	34,871
	Noninterest income:
	Wealth management revenues	10,531	9,895
	Mortgage banking revenues	3,501	11,927
	Card interchange fees	1,164	1,133
	Service charges on deposit accounts	668	609
	Loan related derivative income	301	467
	Income from bank-owned life insurance	601	556
	Other income	393	1,387
	Total noninterest income	17,159	25,974
	Noninterest expense:
	Salaries and employee benefits	21,002	21,527
	Outsourced services	3,242	3,200
	Net occupancy	2,300	2,128
	Equipment	918	994
	Legal, audit and professional fees	770	597
	FDIC deposit insurance costs	366	345
	Advertising and promotion	351	222
	Amortization of intangibles	217	226
	Debt prepayment penalties	—	3,335
	Other expenses	2,053	2,139
	Total noninterest expense	31,219	34,713
	Income before income taxes	20,931	26,132
	Income tax expense	4,448	5,661
	Net income	$16,483	$20,471

	Net income available to common shareholders	$16,429	$20,415
	Weighted average common shares outstanding - basic	17,331	17,275
	Weighted average common shares outstanding - diluted	17,482	17,431
Per share information:	Basic earnings per common share	$0.95	$1.18
	Diluted earnings per common share	$0.94	$1.17
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)	(Dollars in thousands)

Three months ended March 31,	2022	2021
Net income	$16,483	$20,471
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	(49,460)	(13,319)
Net change in fair value of cash flow hedges	(10,335)	297
Net change in defined benefit plan obligations	325	407
Total other comprehensive loss, net of tax	(59,470)	(12,615)
Total comprehensive (loss) income	($42,987)	$7,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended March 31, 2022	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	17,331	$1,085	$126,511	$458,310	($19,981)	($1,117)	$564,808
Net income	—	—	—	16,483	—	—	16,483
Total other comprehensive loss, net of tax	—	—	—	—	(59,470)	—	(59,470)
Cash dividends declared ($0.54 per share)	—	—	—	(9,498)	—	—	(9,498)
Share-based compensation	—	—	888	—	—	—	888
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	1	—	(44)	—	—	25	(19)
Balance at March 31, 2022	17,332	$1,085	$127,355	$465,295	($79,451)	($1,092)	$513,192

For the three months ended March 31, 2021	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	17,265	$1,085	$125,610	$418,246	($7,391)	($3,355)	$534,195
Net income	—	—	—	20,471	—	—	20,471
Total other comprehensive loss, net of tax	—	—	—	—	(12,615)	—	(12,615)
Cash dividends declared ($0.52 per share)	—	—	—	(9,119)	—	—	(9,119)
Share-based compensation	—	—	918	—	—	—	918
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	41	—	(1,646)	—	—	1,395	(251)
Balance at March 31, 2021	17,306	$1,085	$124,882	$429,598	($20,006)	($1,960)	$533,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Three months ended March 31,	2022	2021
	Cash flows from operating activities:
	Net income	$16,483	$20,471
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Provision for credit losses	100	(2,000)
	Depreciation of premises and equipment	838	828
	Net amortization of premiums and discounts on debt securities and loans	966	882
	Amortization of intangibles	217	226
	Share-based compensation	888	918
	Tax benefit from stock option exercises and other equity awards	10	9
	Income from bank-owned life insurance	(601)	(556)
	Net gains on loan sales, including changes in fair value	(3,085)	(11,858)
	Proceeds from sales of loans, net	122,165	291,789
	Loans originated for sale	(95,644)	(299,051)
	(Increase) decrease in operating lease right-of-use assets	(2,124)	760
	Increase (decrease) in operating lease liabilities	2,160	(744)
	Decrease in other assets	21,289	30,504
	(Decrease) in other liabilities	(25,100)	(35,544)
	Net cash provided by (used in) operating activities	38,562	(3,366)
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(74,919)	(130,496)
	Available for sale debt securities: Other	(250)	(77,528)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	43,334	114,653
	Available for sale debt securities: Other	—	20,000
	Net redemption of Federal Home Loan Bank stock	4,579	5,513
Purchases of other equity investments		(188)	—
	Net (increase) decrease in loans	(8,700)	7,570
	Purchases of loans	(465)	(1,539)
	Purchases of premises and equipment	(834)	(911)
	Net cash used in investing activities	(37,443)	(62,738)
	Cash flows from financing activities:
	Net increase in deposits	147,899	170,789
	Proceeds from Federal Home Loan Bank advances	197,000	414,000
	Repayment of Federal Home Loan Bank advances	(287,000)	(540,947)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(19)	(251)
	Cash dividends paid	(9,396)	(9,012)
	Net cash provided by financing activities	48,484	34,579
	Net increase (decrease) in cash and cash equivalents	49,603	(31,525)
	Cash and cash equivalents at beginning of period	178,493	202,268
	Cash and cash equivalents at end of period	$228,096	$170,743

	Noncash Activities:
	Loans charged off	$36	$64
	Supplemental Disclosures:
	Interest payments	$3,458	$6,222
	Income tax payments	931	1,641
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation
The Bancorp is a publicly-owned registered bank holding company that has elected to be a financial holding company.  The Bancorp’s subsidiaries include the Bank, a Rhode Island chartered financial institution founded in 1800, and Weston Securities Corporation.  Through its subsidiaries, the Bancorp offers a complete product line of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut.

The Unaudited Consolidated Financial Statements include the accounts of the Bancorp and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

The accounting and reporting policies of the Corporation conform to GAAP and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates. Management considers the ACL on loans to be a material estimate that is particularly susceptible to change.

The Unaudited Consolidated Financial Statements of the Corporation presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included. Interim results are not necessarily indicative of the results of the entire year. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Pending Adoption
Business Combinations - ASC 805
ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), was issued in October 2021 to clarify the accounting for contract cost assets and contract liabilities acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. The provisions of ASU 2021-08 clarify that contract cost assets and contract liabilities acquired in a business combination should be accounted for in accordance with ASC 606 as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The provisions under ASU 2021-08 are required to be applied prospectively. The adoption of ASU 2021-08 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Financial Instruments - Credit Losses - ASC 326
ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), was issued in March 2022 to provide updates on the accounting treatment for TDRs and related disclosures requirements, as well as modifying the disclosure requirement associated with the existing credit quality indicators “vintage” disclosure. With respect to TDRs, ASU 2022-02 eliminates the recognition and measurement guidance for TDRs under current GAAP and instead requires that the Corporation evaluate whether the modification represents a new loan or a continuation of existing loan, consistent with the current GAAP treatment for other loan modifications. In addition, ASU 2022-02 eliminates existing disclosure requirements on TDRs and replaces with enhanced disclosure requirements related to loan modifications made to borrowers, including those experiencing financial difficulty. ASU 2022-02 also provides an update to the existing tabular vintage disclosure of credit quality indicators by requiring current period gross write-offs to be disclosed by year of origination for each loan segment. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The provisions under ASU 2022-02 should be applied on a prospective basis. However, the Corporation has the option to use a modified retrospective transition method related to the change in accounting treatment for TDRs with a cumulative effect of the the change in accounting principle recognized in the opening balance of retained earnings as of the adoption date. The Corporation is currently evaluating this ASU and has not yet determined the impact that the adoption of ASU 2022-02 will have on its consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$201,206	$—	($15,774)	$—	$185,432
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	858,461	920	(57,811)	—	801,570
Individual name issuer trust preferred debt securities	9,377	—	(358)	—	9,019
Corporate bonds	13,159	—	(996)	—	12,163
Total available for sale debt securities	$1,082,203	$920	($74,939)	$—	$1,008,184

(Dollars in thousands)
December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$200,953	$12	($4,511)	$—	$196,454
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	828,319	6,850	(10,207)	—	824,962
Individual name issuer trust preferred debt securities	9,373	—	(235)	—	9,138
Corporate bonds	13,155	—	(850)	—	12,305
Total available for sale debt securities	$1,051,800	$6,862	($15,803)	$—	$1,042,859

The Corporation excludes accrued interest from the amortized cost basis of debt securities and reports accrued interest in other assets in the Unaudited Consolidated Balance Sheets. Accrued interest receivable on available for sale debt securities totaled $2.2 million and $2.3 million, respectively, as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, securities with a fair value of $301.8 million and $332.0 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)
March 31, 2022	Amortized Cost	Fair Value
Due in one year or less	$139,387	$130,147
Due after one year to five years	371,924	347,322
Due after five years to ten years	420,816	390,659
Due after ten years	150,076	140,056
Total debt securities	$1,082,203	$1,008,184

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Included in the above table are debt securities with an amortized cost balance of $223.0 million and a fair value of $205.9 million at March 31, 2022 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 2 years to 15 years, with call features ranging from 1 month to 2 year.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status at March 31, 2022 and 2021 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2022 and 2021.

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2022	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	10	$89,928	($6,378)	10	$95,504	($9,396)	20	$185,432	($15,774)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	80	485,574	(33,595)	32	233,593	(24,216)	112	719,167	(57,811)
Individual name issuer trust preferred debt securities	—	—	—	3	9,019	(358)	3	9,019	(358)
Corporate bonds	—	—	—	4	12,163	(996)	4	12,163	(996)
Total	90	$575,502	($39,973)	49	$350,279	($34,966)	139	$925,781	($74,939)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2021	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	12	$152,733	($3,313)	6	$43,202	($1,198)	18	$195,935	($4,511)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	41	514,419	(7,270)	21	108,983	(2,937)	62	623,402	(10,207)
Individual name issuer trust preferred debt securities	—	—	—	3	9,138	(235)	3	9,138	(235)
Corporate bonds	—	—	—	4	12,305	(850)	4	12,305	(850)
Total	53	$667,152	($10,583)	34	$173,628	($5,220)	87	$840,780	($15,803)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at March 31, 2022. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no allowance for credits losses on securities was recorded at March 31, 2022.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at March 31, 2022 were three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of March 31, 2022, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $77 thousand that was rated below investment grade by S&P. We noted no additional downgrades to below investment grade between March 31, 2022 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no ACL on securities was recorded at March 31, 2022.

Corporate Bonds
At March 31, 2022, the Corporation had four corporate bond holdings with unrealized losses totaling $996 thousand. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of March 31, 2022, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $50 thousand that was rated below investment grade by S&P. We noted no additional downgrades to below investment grade between March 31, 2022 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no ACL was recorded at March 31, 2022.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial:
Commercial real estate (1)	$1,628,620	$1,639,062
Commercial & industrial (2)	614,892	641,555
Total commercial	2,243,512	2,280,617
Residential Real Estate:
Residential real estate (3)	1,777,974	1,726,975
Consumer:
Home equity	246,097	247,697
Other (4)	16,269	17,636
Total consumer	262,366	265,333
Total loans (5)	$4,283,852	$4,272,925
(1)CRE consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)C&I consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $12.5 million and $38.0 million, respectively, of PPP loans as of March 31, 2022 and December 31, 2021.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $8.3 million and $6.7 million, respectively, at March 31, 2022 and December 31, 2021 and net unamortized premiums on purchased loans of $389 thousand and $414 thousand, respectively, at March 31, 2022 and December 31, 2021.

Loan balances exclude accrued interest receivable of $10.6 million and $10.3 million, respectively, as of March 31, 2022 and December 31, 2021.

As of both March 31, 2022 and December 31, 2021, loans amounting to $2.2 billion were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 7 for additional disclosure regarding borrowings.

The Corporation elected to account for eligible loan modifications under Section 4013 of the CARES Act, as amended by the CRRSA Act. Eligible loan modifications from March 1, 2020 through January 1, 2022 made in response to the COVID-19 pandemic were not required to be classified as TDRs. During this period of time, we processed loan payment deferral modifications, or “deferments”, on 654 loans totaling $727.7 million. The vast majority of the deferments qualified as eligible loan modifications and were not classified as TDRs. As of March 31, 2022, all of these loans have exited their payment deferral period.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
March 31, 2022	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,628,620	$1,628,620
Commercial & industrial	108	—	—	108	614,784	614,892
Total commercial	108	—	—	108	2,243,404	2,243,512
Residential Real Estate:
Residential real estate	1,299	—	5,168	6,467	1,771,507	1,777,974
Consumer:
Home equity	112	141	178	431	245,666	246,097
Other	30	—	—	30	16,239	16,269
Total consumer	142	141	178	461	261,905	262,366
Total loans	$1,549	$141	$5,346	$7,036	$4,276,816	$4,283,852

(Dollars in thousands)	Days Past Due
December 31, 2021	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,639,062	$1,639,062
Commercial & industrial	3	—	—	3	641,552	641,555
Total commercial	3	—	—	3	2,280,614	2,280,617
Residential Real Estate:
Residential real estate	1,784	3,176	4,662	9,622	1,717,353	1,726,975
Consumer:
Home equity	580	77	108	765	246,932	247,697
Other	21	—	—	21	17,615	17,636
Total consumer	601	77	108	786	264,547	265,333
Total loans	$2,388	$3,253	$4,770	$10,411	$4,262,514	$4,272,925

Included in past due loans as of March 31, 2022 and December 31, 2021, were nonaccrual loans of $5.7 million and $9.4 million, respectively. In addition, all loans 90 days or more past due at March 31, 2022 and December 31, 2021 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	11,916	13,576
Consumer:
Home equity	673	627
Other	—	—
Total consumer	673	627
Total nonaccrual loans	$12,589	$14,203
Accruing loans 90 days or more past due	$—	$—

No ACL was deemed necessary on nonaccrual loans with carrying values of $4.2 million as of both March 31, 2022 and December 31, 2021.

Nonaccrual loans of $6.9 million and $4.8 million, respectively, at March 31, 2022 and December 31, 2021 were current as to the payment of principal and interest.

As of March 31, 2022 and December 31, 2021, nonaccrual loans secured by one- to four-family residential property amounting to $1.7 million and $1.5 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2022.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)
Three months ended March 31,	2022	2021
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	1
Total commercial	—	1
Residential Real Estate:
Residential real estate	101	65
Consumer:
Home equity	7	24
Other	—	—
Total consumer	7	24
Total	$108	$90

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following table presents the recorded investment in TDRs and other pertinent information:

(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021
Accruing TDRs	$16,540	$16,564
Nonaccrual TDRs	2,789	2,819
Total TDRs	$19,329	$19,383

Specific reserves on TDRs included in the ACL on loans	$146	$148
Additional commitments to lend to borrowers with TDRs	$—	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
During the three months ended March 31, 2022 and 2021, there were no loans modified in a TDR.

The following tables present information on TDRs modified within the previous 12 months for which there was a payment default:

(Dollars in thousands)	# of Loans		Recorded Investment
Three months ended March 31,	2022	2021	2022	2021
TDRs with a Payment Default:
Residential real estate	—	1	$—	$396
Home equity	—	—	—	—
Totals	—	1	$—	$396

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of March 31, 2022, the carrying value of individually analyzed loans amounted to $21.0 million, of which $14.4 million were considered collateral dependent. As of December 31, 2021, the carrying value of individually analyzed loans amounted to $21.1 million, of which $14.4 million were considered collateral dependent.

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

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	March 31, 2022		December 31, 2021
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$10,593	$—	$10,603	$—
Commercial & industrial (2)	—	—	—	—
Total commercial	10,593	—	10,603	—
Residential Real Estate:
Residential real estate (3)	3,776	531	3,803	534
Consumer:
Home equity (3)	—	—	—	—
Other	—	—	—	—
Total consumer	—	—	—	—
Total	$14,369	$531	$14,406	$534
(1)    Secured by income-producing property.
(2)    Secured by business assets.
(3)     Secured by one- to four-family residential properties.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan risk rating system takes into consideration parameters

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The Corporation takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate allowance for loan losses. See Note 5 for additional information.

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

In addition, other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and home equity consumer loans. Among these techniques is the periodic tracking of loans with an updated FICO score and an updated estimated LTV ratio. LTV is estimated based on such factors as geographic location, the original appraised value and changes in median home prices, and takes into consideration the age of the loan. The results of these analyses and other credit review procedures, including selected targeted internal reviews, are taken into account in the determination of qualitative loss factors for residential real estate and home equity consumer credits.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of March 31, 2022:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$138,105	$390,948	$209,963	$230,338	$208,730	$384,605	$8,206	$1,617	$1,572,512
Special Mention	—	9,047	291	13,295	9,720	12,885	277	—	45,515
Classified	—	—	949	—	2,685	6,959	—	—	10,593
Total CRE	138,105	399,995	211,203	243,633	221,135	404,449	8,483	1,617	1,628,620
C&I:
Pass	9,593	85,132	78,438	102,252	94,577	126,646	91,555	887	589,080
Special Mention	530	—	—	569	4,556	18,211	1,186	—	25,052
Classified	—	—	—	63	—	1	696	—	760
Total C&I	10,123	85,132	78,438	102,884	99,133	144,858	93,437	887	614,892
Residential Real Estate:
Residential real estate:
Current	152,448	729,453	312,951	145,184	80,870	350,601	—	—	1,771,507
Past Due	—	—	1,400	270	2,373	2,424	—	—	6,467
Total residential real estate	152,448	729,453	314,351	145,454	83,243	353,025	—	—	1,777,974
Consumer:
Home equity:
Current	2,561	9,149	4,703	3,107	2,412	4,040	211,618	8,076	245,666
Past Due	—	—	—	—	—	184	75	172	431
Total home equity	2,561	9,149	4,703	3,107	2,412	4,224	211,693	8,248	246,097
Other:
Current	466	5,249	2,811	1,079	316	6,064	254	—	16,239
Past Due	14	5	9	—	—	2	—	—	30
Total other	480	5,254	2,820	1,079	316	6,066	254	—	16,269
Total Loans	$303,717	$1,228,983	$611,515	$496,157	$406,239	$912,622	$313,867	$10,752	$4,283,852

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2021:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$417,705	$212,649	$260,940	$206,164	$163,132	$266,067	$7,015	$2,202	$1,535,874
Special Mention	9,089	489	33,982	28,432	—	20,273	320	—	92,585
Classified	—	958	—	2,685	6,959	1	—	—	10,603
Total CRE	426,794	214,096	294,922	237,281	170,091	286,341	7,335	2,202	1,639,062
C&I:
Pass	116,959	78,601	104,827	87,619	51,579	83,182	89,686	911	613,364
Special Mention	—	—	606	4,599	6,195	15,605	1,186	—	28,191
Classified	—	—	—	—	—	—	—	—	—
Total C&I	116,959	78,601	105,433	92,218	57,774	98,787	90,872	911	641,555
Residential Real Estate:
Residential real estate:
Current	733,658	353,742	158,140	85,656	88,365	297,792	—	—	1,717,353
Past Due	—	1,402	1,167	2,379	763	3,911	—	—	9,622
Total residential real estate	733,658	355,144	159,307	88,035	89,128	301,703	—	—	1,726,975
Consumer:
Home equity:
Current	10,434	5,850	3,703	2,380	1,064	3,592	211,488	8,421	246,932
Past Due	—	—	185	—	—	245	115	220	765
Total home equity	10,434	5,850	3,888	2,380	1,064	3,837	211,603	8,641	247,697
Other:
Current	5,536	3,264	1,313	407	747	6,090	258	—	17,615
Past Due	21	—	—	—	—	—	—	—	21
Total other	5,557	3,264	1,313	407	747	6,090	258	—	17,636
Total Loans	$1,293,402	$656,955	$564,863	$420,321	$318,804	$696,758	$310,068	$11,754	$4,272,925

Consistent with industry practice, Washington Trust may renew commercial loans at or immediately prior to their maturity. In the tables above, renewals subject to full credit evaluation before being granted are reported as originations in the period renewed.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 5 - Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate, at the reporting date, of expected credit losses over the expected life of the loans. The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. Qualitative adjustments are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

The following table presents the activity in the ACL on loans for the three months ended March 31, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088
Charge-offs	—	(5)	(5)	—	—	(31)	(31)	(36)
Recoveries	145	6	151	21	2	10	12	184
Provision	(618)	389	(229)	185	27	17	44	—
Ending Balance	$18,460	$11,222	$29,682	$8,066	$1,098	$390	$1,488	$39,236

The following table presents the activity in the ACL on loans for the three months ended March 31, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106
Charge-offs	—	(3)	(3)	(50)	—	(11)	(11)	(64)
Recoveries	—	2	2	33	2	9	11	46
Provision	(768)	162	(606)	(1,556)	129	82	211	(1,951)
Ending Balance	$21,297	$12,389	$33,686	$6,469	$1,431	$551	$1,982	$42,137

Note 6 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021
Noninterest-bearing demand deposits	$911,990	$945,229
Interest-bearing demand deposits	248,914	251,032
NOW accounts	893,603	867,138
Money market accounts	1,295,339	1,072,864
Savings accounts	566,461	555,177
Time deposits (1)	1,211,643	1,288,611
Total deposits	$5,127,950	$4,980,051
(1)Includes wholesale brokered time deposit balances of $401,785 and $515,228, respectively, as of March 31, 2022 and December 31, 2021.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 7 - Borrowings
Advances payable to the FHLB amounted to $55.0 million and $145.0 million, respectively, at March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Bank had access to a $40.0 million unused line of credit with the FHLB. Additionally, the Bank had a $102.0 million standby letter of credit with the FHLB at March 31, 2022. The Bank had remaining available borrowing capacity of $1.6 billion with the FHLB at both March 31, 2022 and December 31, 2021. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of March 31, 2022:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2022 to December 31, 2022	$20,000	0.65%
2023	35,000	0.45
2024	—	—
2025	—	—
2026	—	—
2027 and thereafter	—	—
Balance at March 31, 2022	$55,000	0.52%

Note 8 - Shareholders' Equity
Stock Repurchase Program
The 2021 Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2021 Repurchase Program expires on December 31, 2022 and may be modified, suspended, or discontinued at any time. As of March 31, 2022, no shares have been repurchased under the 2021 Repurchase Program.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at March 31, 2022 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$586,872	14.15%	$331,834	8.00%	N/A	N/A
Bank	574,138	13.85	331,722	8.00	$414,652	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	552,481	13.32	248,875	6.00	N/A	N/A
Bank	539,747	13.02	248,791	6.00	331,722	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	530,482	12.79	186,656	4.50	N/A	N/A
Bank	539,747	13.02	186,593	4.50	269,524	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	552,481	9.46	233,500	4.00	N/A	N/A
Bank	539,747	9.25	233,387	4.00	291,734	5.00

December 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	578,137	14.01	330,105	8.00	N/A	N/A
Bank	565,087	13.70	330,025	8.00	412,532	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	546,362	13.24	247,578	6.00	N/A	N/A
Bank	533,312	12.93	247,519	6.00	330,025	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,363	12.71	185,684	4.50	N/A	N/A
Bank	533,312	12.93	185,639	4.50	268,146	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	546,362	9.36	233,534	4.00	N/A	N/A
Bank	533,312	9.14	233,434	4.00	291,793	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at March 31, 2022 and December 31, 2021.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both March 31, 2022 and December 31, 2021, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Board of Governors of the Federal Reserve System.

In accordance with regulatory capital rules, the Corporation elected the option to delay the estimated impact of ASC 326 on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios exclude the full impact of the increased ACL on loans and unfunded loan commitments attributed to the adoption of ASC 326, adjusted for an approximation of the after-tax provision for credit losses attributable to ASC 326

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
relative to the incurred loss methodology during the two-year deferral period. The cumulative difference at the end of the deferral period is being phased-in to regulatory capital over the three-year transition period, which began January 1, 2022.

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

Cash Flow Hedging Instruments
As of March 31, 2022 and December 31, 2021, the Corporation had an interest rate swap contract with a total notional amount of $20.0 million that was designated as a cash flow hedge to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swap on borrowings matures in December 2023.

As of March 31, 2022 and December 31, 2021, the Corporation had an interest rate swap contract with a total notional amount of $300.0 million that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. The interest rate swap on loans matures in May 2026.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized.

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

As of March 31, 2022 and December 31, 2021, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $979.4 million and $1.0 billion, respectively, and equal amounts of “mirror” swap contracts with third party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
credit risk associated with the interest rate swap position with the commercial borrower for a fee received from the other bank.

As of March 31, 2022, the notional amounts of risk participation-out agreements and risk participation-in agreements were $73.8 million and $162.8 million, respectively, compared to $74.2 million and $163.2 million, respectively, as of December 31, 2021.

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

As of March 31, 2022, the notional amounts of interest rate lock commitments and forward sale commitments were $40.1 million and $67.6 million, respectively, compared to $49.8 million and $103.6 million, respectively, as of December 31, 2021.

The following table presents the fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Mar 31, 2022	Dec 31, 2021	Balance Sheet Location	Mar 31, 2022	Dec 31, 2021
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Other assets	$201	$182	Other liabilities	$18,947	$5,301
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	7,088	32,361	Other liabilities	21,656	2,015
Mirror swaps with counterparties	Other assets	21,518	2,001	Other liabilities	7,141	32,480
Risk participation agreements	Other assets	—	1	Other liabilities	2	2
Mortgage loan commitments:
Interest rate lock commitments	Other assets	407	1,256	Other liabilities	85	—
Forward sale commitments	Other assets	985	54	Other liabilities	69	905
Gross amounts		30,199	35,855		47,900	40,703
Less: amounts offset (1)		13,961	2,167		13,961	2,167
Derivative balances, net of offset		16,238	33,688		33,939	38,536
Less: collateral pledged (2)		—	—		10,848	34,539
Net amounts		$16,238	$33,688		$23,091	$3,997
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Loss), Net of Tax
Three months ended March 31,	2022	2021
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	($10,335)	$297
Total	($10,335)	$297

For derivatives designated as cash flow hedging instruments, see Note 15 for additional disclosure pertaining to the amounts and location of reclassifications from AOCL into earnings.

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31,	Statement of Income Location	2022	2021
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	($40,822)	($30,231)
Mirror swaps with counterparties	Loan related derivative income	41,122	30,683
Risk participation agreements	Loan related derivative income	1	15
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(934)	(4,529)
Forward sale commitments	Mortgage banking revenues	2,991	7,285
Total		$2,358	$3,223

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Fair value is a market-based measurement, not an entity-specific measurement.  Fair value measurements are determined based on the assumptions the market participants would use in pricing the asset or liability.  In addition, GAAP specifies a hierarchy of valuation techniques based on whether the types of valuation information, or “inputs”, are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Corporation’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Aggregate fair value	$15,612	$40,196
Aggregate principal balance	15,692	39,201
Difference between fair value and principal balance	($80)	$995

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to a decrease to mortgage banking revenues of $1.1 million and $1.5 million, respectively, for the three months ended March 31, 2022 and 2021.

There were no mortgage loans held for sale 90 days or more past due as of March 31, 2022 and December 31, 2021.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at March 31, 2022 and December 31, 2021.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at March 31, 2022 and December 31, 2021.

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

Derivatives
Interest rate swaps are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of March 31, 2022 and December 31, 2021, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$185,432	$—	$185,432	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	801,570	—	801,570	—
Individual name issuer trust preferred debt securities	9,019	—	9,019	—
Corporate bonds	12,163	—	12,163	—
Mortgage loans held for sale	15,612	—	15,612	—
Derivative assets	16,238	—	16,238	—
Total assets at fair value on a recurring basis	$1,040,034	$—	$1,040,034	$—
Liabilities:
Derivative liabilities	$33,939	$—	$33,939	$—
Total liabilities at fair value on a recurring basis	$33,939	$—	$33,939	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$196,454	$—	$196,454	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	824,962	—	824,962	—
Individual name issuer trust preferred debt securities	9,138	—	9,138	—
Corporate bonds	12,305	—	12,305	—
Mortgage loans held for sale	40,196	—	40,196	—
Derivative assets	33,688	—	33,688	—
Total assets at fair value on a recurring basis	$1,116,743	$—	$1,116,743	$—
Liabilities:
Derivative liabilities	$38,536	$—	$38,536	$—
Total liabilities at fair value on a recurring basis	$38,536	$—	$38,536	$—

Items Recorded at Fair Value on a Nonrecurring Basis
There were no assets written down to fair value during the three months ended March 31, 2022.

During 2021, two collateral dependent individually analyzed loans were written down to fair value. One loan with a carrying value of $3.1 million was paid in full in the fourth quarter of 2021. The second loan with a carrying value of $533 thousand was fully reserved for as of December 31, 2021.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Inputs Utilized (Weighted Average)
December 31, 2021
Collateral dependent individually analyzed loans	$—	Appraisals of collateral	Discount for costs to sell	14%
			Appraisal adjustments	100%

Valuation of Financial Instruments
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented below as of the periods indicated. The tables exclude financial instruments for which the carrying value approximates fair value such as cash and cash equivalents, FHLB stock, accrued interest receivable, bank-owned life insurance, non-maturity deposits and accrued interest payable. The Corporation considers cash and cash equivalents, accrued interest receivable and accrued interest payable as level 1 measurements within the fair value hierarchy. The Corporation considers FHLB stock, bank-owned life insurance and non-maturity deposits as level 2 measurements.

(Dollars in thousands)
March 31, 2022	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,244,616	$4,184,223	$—	$—	$4,184,223

Financial Liabilities:
Time deposits	$1,211,643	$1,215,055	$—	$1,215,055	$—
FHLB advances	55,000	54,425	—	54,425	—
Junior subordinated debentures	22,681	18,665	—	18,665	—

(Dollars in thousands)
December 31, 2021	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,233,837	$4,145,516	$—	$—	$4,145,516

Financial Liabilities:
Time deposits	$1,288,611	$1,294,053	$—	$1,294,053	$—
FHLB advances	145,000	144,862	—	144,862	—
Junior subordinated debentures	22,681	20,181	—	20,181	—

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

For the three months ended March 31,	2022		2021
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$35,091	$—	$32,871	$—
Noninterest income:
Asset-based wealth management revenues	10,211	10,211	9,583	9,583
Transaction-based wealth management revenues	320	320	312	312
Total wealth management revenues	10,531	10,531	9,895	9,895
Mortgage banking revenues	3,501	—	11,927	—
Card interchange fees	1,164	1,164	1,133	1,133
Service charges on deposit accounts	668	668	609	609
Loan related derivative income	301	—	467	—
Income from bank-owned life insurance	601	—	556	—
Other income	393	286	1,387	1,245
Total noninterest income	17,159	12,649	25,974	12,882
Total revenues	$52,250	$12,649	$58,845	$12,882
(1)As reported in the Unaudited Consolidated Statements of Income.
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Three months ended March 31,	2022	2021
Revenue recognized at a point in time:
Card interchange fees	$1,164	$1,133
Service charges on deposit accounts	549	481
Other income	229	1,203
Revenue recognized over time:
Wealth management revenues	10,531	9,895
Service charges on deposit accounts	119	128
Other income	57	42
Total revenues from contracts in scope of Topic 606	$12,649	$12,882

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $4.9 million and $6.6 million, respectively, at March 31, 2022 and December 31, 2021 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both March 31, 2022 and December 31, 2021 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.0 million at March 31, 2022, compared to $1.9 million at December 31, 2021 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2022	2021	2022	2021
Net Periodic Benefit Cost:
Service cost (1)	$516	$592	$54	$52
Interest cost (2)	592	645	106	84
Expected return on plan assets (2)	(1,159)	(1,204)	—	—
Recognized net actuarial loss (2)	255	387	173	158
Net periodic benefit cost	$204	$420	$333	$294
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the three months ended March 31,	2022	2021	2022	2021
Measurement date	Dec 31, 2021	Dec 31, 2020	Dec 31, 2021	Dec 31, 2020
Equivalent single discount rate for benefit obligations	3.00%	2.71%	2.89%	2.51%
Equivalent single discount rate for service cost	3.11	2.86	3.16	2.94
Equivalent single discount rate for interest cost	2.67	2.16	2.48	1.97
Expected long-term return on plan assets	5.25	5.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Note 13 - Share-Based Compensation Arrangements
During the three months ended March 31, 2022, the Corporation granted performance share unit and restricted stock unit awards.

Performance share units were granted to certain key employees providing them the opportunity to earn shares of common stock over a 3-year performance period. The weighted average fair value of the performance share units was $59.31. The number of shares to be vested will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share unit award agreements. Based on the most recent performance assumption available, it is estimated that 42,728 shares will be earned.

In addition, the Corporation granted to certain key employees 3,157 restricted stock units with 3-year cliff vesting. The weighted average grant date fair value of the restricted stock units was $59.31.

Note 14 - Business Segments
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services.

Management uses an allocation methodology to allocate income and expenses to the business lines. Direct activities are assigned to the appropriate business segment to which the activity relates. Indirect activities, such as corporate, technology and other support functions, are allocated to business segments primarily based upon full-time equivalent employee computations.

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

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Three months ended March 31,	2022	2021	2022	2021	2022	2021
Net interest income (expense)	$35,108	$32,885	($17)	($14)	$35,091	$32,871
Provision for credit losses	100	(2,000)	—	—	100	(2,000)
Net interest income (expense) after provision for credit losses	35,008	34,885	(17)	(14)	34,991	34,871
Noninterest income	6,512	14,990	10,647	10,984	17,159	25,974
Noninterest expenses:
Depreciation and amortization expense	711	677	344	377	1,055	1,054
Other noninterest expenses	22,611	26,564	7,553	7,095	30,164	33,659
Total noninterest expenses	23,322	27,241	7,897	7,472	31,219	34,713
Income before income taxes	18,198	22,634	2,733	3,498	20,931	26,132
Income tax expense	3,797	4,835	651	826	4,448	5,661
Net income	$14,401	$17,799	$2,082	$2,672	$16,483	$20,471

Total assets at period end	$5,773,796	$5,646,209	$74,203	$73,180	$5,847,999	$5,719,389
Expenditures for long-lived assets	730	835	104	76	834	911

Note 15 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended March 31,	2022			2021
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Changes in fair value of available for sale debt securities	($65,078)	($15,618)	($49,460)	($17,525)	($4,206)	($13,319)
Cash flow hedges:
Change in fair value of cash flow hedges	(13,201)	(3,168)	(10,033)	109	26	83
Net cash flow hedge (gains) losses reclassified into earnings (1)	(399)	(97)	(302)	281	67	214
Net change in fair value of cash flow hedges	(13,600)	(3,265)	(10,335)	390	93	297
Defined benefit plan obligations:
Amortization of net actuarial losses (2)	428	103	325	545	138	407
Total other comprehensive loss	($78,250)	($18,780)	($59,470)	($16,590)	($3,975)	($12,615)
(1)The pre-tax amounts for the three months ended March 31, 2022 are included in interest expense on FHLB advances and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended March 31, 2022
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)
Other comprehensive loss before reclassifications	(49,460)	(10,033)	—	(59,493)
Amounts reclassified from accumulated other comprehensive loss	—	(302)	325	23
Net other comprehensive (loss) income	(49,460)	(10,335)	325	(59,470)
Balance at March 31, 2022	($56,255)	($14,348)	($8,848)	($79,451)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended March 31, 2021
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)
Other comprehensive (loss) income before reclassifications	(13,319)	83	—	(13,236)
Amounts reclassified from accumulated other comprehensive loss	—	214	407	621
Net other comprehensive (loss) income	(13,319)	297	407	(12,615)
Balance at March 31, 2021	($3,438)	($1,150)	($15,418)	($20,006)

Note 16 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2022	2021
Earnings for basic and diluted earnings per common share:
Net income	$16,483	$20,471
Less: dividends and undistributed earnings allocated to participating securities	(54)	(56)
Net income available to common shareholders	$16,429	$20,415

Shares:
Weighted average common shares	17,331	17,275
Dilutive effect of common stock equivalents	151	156
Weighted average diluted common shares	17,482	17,431

Earnings per common share:
Basic earnings per common share	$0.95	$1.18
Diluted earnings per common share	$0.94	$1.17

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 94,175 and 149,575, respectively, for the three months ended March 31, 2022 and 2021.

Note 17 - Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $11.8 million as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three months ended March 31, 2022 and 2021.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021
Financial instruments whose contract amounts represent credit risk (unfunded commitments):
Commitments to extend credit:
Commercial loans	$579,639	$516,344
Home equity lines	381,332	367,784
Other loans	147,954	122,492
Standby letters of credit	11,812	11,844
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	40,103	49,800
Forward sale commitments	67,614	103,626
Loan related derivative contracts:
Interest rate swaps with customers	989,501	1,022,388
Mirror swaps with counterparties	989,501	1,022,388
Risk participation-in agreements	162,821	163,207
Interest rate risk management contracts:
Interest rate swaps	320,000	320,000

See Note 9 for additional disclosure pertaining to derivative financial instruments.

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

The activity in the ACL on unfunded commitments for the three months ended March 31, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,267	$816	$2,083	$62	$—	$16	$16	$2,161
Provision	68	21	89	10	—	1	1	100
Ending Balance	$1,335	$837	$2,172	$72	$—	$17	$17	$2,261

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the three months ended March 31, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$907	$1,402	$2,309	$54	$—	$19	$19	$2,382
Provision	46	(88)	(42)	(8)	—	1	1	(49)
Ending Balance	$953	$1,314	$2,267	$46	$—	$20	$20	$2,333

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

Note 18 - Subsequent Events
On April 26, 2022, the Bancorp's shareholders approved the 2022 Incentive Plan. The maximum number of shares of common stock that may be issued under the 2022 Incentive Plan is 600,000. The type of permitted equity awards under the 2022 Incentive Plan include stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights.

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the full-year ended December 31, 2022 or any future period.

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
•reductions in the market value or outflows of wealth management AUA;
•decreases in the value of securities and other assets;
•changes in loan demand and collectability;
•increases in defaults and charge-off rates;
•changes in the size and nature of our competition;
•changes in legislation or regulation and accounting principles, policies and guidelines;
•operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest and future pandemics;
•reputational risks; and
•changes in the assumptions used in making such forward-looking statements.

In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Management's Discussion and Analysis
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

Risk Management
The Corporation has a comprehensive ERM program through which the Corporation identifies, measures, monitors and controls current and emerging material risks.

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

Credit risk represents the possibility that borrowers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability and willingness of such borrowers or counterparties to meet their obligations. In some cases, the collateral securing payment of the loans may be sufficient to assure repayment, but in other cases the Corporation may experience significant credit losses which could have an adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. Credit risk also exists with respect to investment securities. For further discussion regarding the credit risk and the credit quality of the Corporation’s loan portfolio, see Note 4 and Note 5 to the Unaudited Consolidated Financial Statements. For further discussion regarding credit risk associated with unfunded commitments, see Note 17 to the Unaudited Consolidated Financial Statements. For further discussion regarding the Corporation’s securities portfolio, see Note 3 to the Unaudited Consolidated Financial Statements.

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

Management's Discussion and Analysis
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

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Management's Discussion and Analysis
Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)			Change
Three months ended March 31,	2022	2021	$	%
Net interest income	$35,091	$32,871	$2,220	7%
Noninterest income	17,159	25,974	(8,815)	(34)
Total revenues	52,250	58,845	(6,595)	(11)
Provision for credit losses	100	(2,000)	2,100	105
Noninterest expense	31,219	34,713	(3,494)	(10)
Income before income taxes	20,931	26,132	(5,201)	(20)
Income tax expense	4,448	5,661	(1,213)	(21)
Net income	$16,483	$20,471	($3,988)	(19%)

The following table presents a summary of performance metrics and ratios:

Three months ended March 31,	2022	2021
Diluted earnings per common share	$0.94	$1.17
Return on average assets (net income divided by average assets)	1.14%	1.45%
Return on average equity (net income available for common shareholders divided by average equity)	12.04%	15.55%
Net interest income as a percentage of total revenues	67%	56%
Noninterest income as a percentage of total revenues	33%	44%

Net income totaled $16.5 million for the three months ended March 31, 2022, compared to $20.5 million for the same period in 2021.

In 2022, net interest income largely benefited from lower funding costs, a reduction in average wholesale funding balances and an increase in average interest-earning asset balances. The decrease in noninterest income reflected lower mortgage banking revenues and other income, partially offset by higher wealth management revenues. The provision for credit losses recognized for the three months ended March 31, 2022 was modest, reflecting continued low loss rates, strong asset and credit quality metrics, as well as our current estimate of forecasted economic conditions. This compared to a release of credit loss reserves in first quarter of 2021. Noninterest expenses for the three months ended March 31, 2021 included debt prepayment penalty expense of $3.3 million associated with paying off higher yielding FHLB advances, while there was no such expense incurred for the three months ended March 31, 2022. The year-over-year decline in noninterest expenses also reflected a decrease in salaries and employee benefits expense.

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

Three months ended March 31,	2022			2021			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$183,684	$78	0.17	$154,895	$33	0.09	$28,789	$45	0.08
Mortgage loans held for sale	28,471	232	3.30	61,408	441	2.91	(32,937)	(209)	0.39
Taxable debt securities	1,071,745	4,230	1.60	915,864	3,242	1.44	155,881	988	0.16
FHLB stock	12,294	67	2.21	28,867	133	1.87	(16,573)	(66)	0.34
Commercial real estate	1,631,819	11,891	2.96	1,625,859	11,359	2.83	5,960	532	0.13
Commercial & industrial	634,869	6,226	3.98	839,740	7,866	3.80	(204,871)	(1,640)	0.18
Total commercial	2,266,688	18,117	3.24	2,465,599	19,225	3.16	(198,911)	(1,108)	0.08
Residential real estate	1,740,087	13,987	3.26	1,454,323	12,817	3.57	285,764	1,170	(0.31)
Home equity	246,766	1,875	3.08	257,733	2,122	3.34	(10,967)	(247)	(0.26)
Other	16,933	195	4.67	20,106	241	4.86	(3,173)	(46)	(0.19)
Total consumer	263,699	2,070	3.18	277,839	2,363	3.45	(14,140)	(293)	(0.27)
Total loans	4,270,474	34,174	3.25	4,197,761	34,405	3.32	72,713	(231)	(0.07)
Total interest-earning assets	5,566,668	38,781	2.83	5,358,795	38,254	2.90	207,873	527	(0.07)
Noninterest-earning assets	298,000			353,136			(55,136)
Total assets	$5,864,668			$5,711,931			$152,737
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$248,395	$70	0.11	$183,989	$96	0.21	$64,406	($26)	(0.10)
NOW accounts	847,848	130	0.06	697,964	102	0.06	149,884	28	—
Money market accounts	1,174,833	615	0.21	909,890	714	0.32	264,943	(99)	(0.11)
Savings accounts	561,339	71	0.05	489,851	69	0.06	71,488	2	(0.01)
Time deposits (in-market)	793,169	2,017	1.03	703,580	2,238	1.29	89,589	(221)	(0.26)
Total interest-bearing in-market deposits	3,625,584	2,903	0.32	2,985,274	3,219	0.44	640,310	(316)	(0.12)
Wholesale brokered time deposits	455,785	200	0.18	579,149	444	0.31	(123,364)	(244)	(0.13)
Total interest-bearing deposits	4,081,369	3,103	0.31	3,564,423	3,663	0.42	516,946	(560)	(0.11)
FHLB advances	150,922	244	0.66	542,684	1,380	1.03	(391,762)	(1,136)	(0.37)
Junior subordinated debentures	22,681	99	1.77	22,681	94	1.68	—	5	0.09
Total interest-bearing liabilities	4,254,972	3,446	0.33	4,129,788	5,137	0.50	125,184	(1,691)	(0.17)
Noninterest-bearing demand deposits	940,220			890,628			49,592
Other liabilities	116,291			159,244			(42,953)
Shareholders’ equity	553,185			532,271			20,914
Total liabilities and shareholders’ equity	$5,864,668			$5,711,931			$152,737
Net interest income (FTE)		$35,335			$33,117			$2,218
Interest rate spread			2.50			2.40			0.10
Net interest margin			2.57			2.51			0.06

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2022	2021	Change
Commercial loans	$244	$246	($2)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $35.1 million for the three months ended March 31, 2022, compared to $32.9 million for the same period in 2021. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, NIM and the yield on loans may be impacted by the periodic recognition of prepayment penalty fee income associated with loan payoffs. Prepayment penalty fee income associated with loan payoffs amounted to $76 thousand (or 0 basis point benefit to NIM) for the three months ended March 31, 2022, compared to $217 thousand (or 2 basis points benefit to NIM) for the same period in 2021.

The analysis of net interest income, NIM and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Additionally, as PPP loans are forgiven by the SBA, related unamortized net fee balances are accelerated and amortized, increasing net interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally increase as market interest rates decline and decrease as market interest rates rise. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to interest income) amounted to $966 thousand for the three months ended March 31, 2022, compared $882 thousand for the same period in 2021.

Accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA amounted to $819 thousand (or 6 basis points benefit to NIM) for the three months ended March 31, 2022, compared to $1.2 million (or 10 basis points benefit to NIM) for the same period in 2021.

FTE net interest income for the three months ended March 31, 2022 amounted to $35.3 million, up by $2.2 million, or 7%, from the same period in 2021. Declines in funding costs contributed $1.4 million of net interest income for the three months ended March 31, 2022. In addition, growth in average interest-earning assets and declines in average interest-bearing liability balances contributed approximately $856 thousand of net interest income for the three months ended March 31, 2022.

NIM was 2.57% for the three months ended March 31, 2022, compared to 2.51% for the same period in 2021. NIM benefited from lower funding costs and a reduction in average wholesale funding balances. It also benefited from accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA and loan prepayment fees. Excluding the impact of both accelerated net deferred fee amortization on PPP loans and commercial loan prepayment fee income, the NIM amounted to 2.51% for the three months ended March 31, 2022, compared to 2.40% for the same period in 2021.

Total average securities for the three months ended March 31, 2022 increased by $155.9 million, or 17%, from the average balances for the same period a year earlier. The FTE rate of return on the securities portfolio for the three months ended March 31, 2022 was 1.60%, compared to 1.44% for the same period in 2021, reflecting purchases of relatively higher yielding debt securities and higher market interest rates.

Total average loan balances for the three months ended March 31, 2022 increased by $72.7 million, or 2%, from the average loan balances for the comparable 2021 period. The increase reflected growth in average residential real estate loan balances, partially offset by a decline in commercial loans concentrated in PPP loans. The yield on total loans for the three months ended March 31, 2022 was 3.25%, compared to 3.32% for the same period in 2021. The yield on total loans benefited from accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA and commercial loan

Management's Discussion and Analysis
prepayment fee income. Excluding the impact of these items for both periods, the yield on total loans for the three months ended March 31, 2022 was 3.16%, down by 2 basis points, from 3.18% for the same period in 2021.

The average balance of FHLB advances for the three months ended March 31, 2022 decreased by $391.8 million, compared to the average balances for the same period in 2021. The average rate paid on such advances for the three months ended March 31, 2022 was 0.66%, down by 37 basis points from 1.03% for the same period in 2021, reflecting maturities and payoffs of higher-yielding FHLB advances and lower market interest rates in the prior year.

Included in total average interest-bearing deposits were out-of-market wholesale brokered time deposits, which decreased by $123.4 million from the same period in 2021. The average rate paid on wholesale brokered time deposits for the three months ended March 31, 2022 was 0.18%, compared to 0.31% for the same period in 2021, reflecting lower market interest rates in the prior year.

Average in-market interest-bearing deposits, which excludes wholesale brokered time deposits, for the three months ended March 31, 2022 increased by $640.3 million, or 21%, from the average balances for the same period in 2021. The increases reflected growth across all in-market interest-bearing deposit categories. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2022 was 0.32%, down by 12 basis points from 0.44% for the same period in 2021, largely due to downward repricing of interest-bearing in-market deposits reflecting lower market interest rates in the prior year.

The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2022 increased by $49.6 million, or 6%, from the average balance for the same period in 2021. See additional disclosure under the caption “Sources of Funds.”

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended March 31, 2022 vs. 2021
	Change Due to
	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	$8	$37	$45
Mortgage loans held for sale	(262)	53	(209)
Taxable debt securities	598	390	988
FHLB stock	(87)	21	(66)
Commercial real estate	39	493	532
Commercial & industrial	(1,998)	358	(1,640)
Total commercial	(1,959)	851	(1,108)
Residential real estate	2,353	(1,183)	1,170
Home equity	(87)	(160)	(247)
Other	(37)	(9)	(46)
Total consumer	(124)	(169)	(293)
Total loans	270	(501)	(231)
Total interest income	527	—	527
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits	27	(53)	(26)
NOW accounts	28	—	28
Money market accounts	181	(280)	(99)
Savings accounts	12	(10)	2
Time deposits (in-market)	264	(485)	(221)
Total interest-bearing in-market deposits	512	(828)	(316)
Wholesale brokered time deposits	(82)	(162)	(244)
Total interest-bearing deposits	430	(990)	(560)
FHLB advances	(759)	(377)	(1,136)
Junior subordinated debentures	—	5	5
Total interest expense	(329)	(1,362)	(1,691)
Net interest income (FTE)	$856	$1,362	$2,218

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate of expected lifetime credit losses as of the reporting date and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

For the three months ended March 31, 2022, there was a positive $100 thousand provision for credit losses (or a charge) recognized, compared to a negative $2.0 million provision for credit losses (or a benefit) recognized for the same period in 2021. For the three months ended March 31, 2022, the provision related to an increase in the ACL on unfunded commitments. There was no provision for credit losses on loans recognized for the three months ended March 31, 2022, reflecting continued low loss rates, strong asset and credit quality metrics, as well as our current estimate of forecasted economic conditions. The release of credit loss reserves in 2021 reflected an improvement in forecasted economic conditions following higher credit provisioning in 2020, which was attributable to the emergence of the COVID-19 pandemic.

Management's Discussion and Analysis
Net recoveries totaled $148 thousand in the three months ended March 31, 2022, compared to net charge-offs of $18 thousand for the same period in 2021.

The ACL on loans was $39.2 million, or 0.92% of total loans, at March 31, 2022, compared to an ACL on loans of $39.1 million, or 0.91% of total loans, at December 31, 2021.

See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2022	2021	$	%
Noninterest income:
Wealth management revenues	$10,531	$9,895	$636	6%
Mortgage banking revenues	3,501	11,927	(8,426)	(71)
Card interchange fees	1,164	1,133	31	3
Service charges on deposit accounts	668	609	59	10
Loan related derivative income	301	467	(166)	(36)
Income from bank-owned life insurance	601	556	45	8
Other income	393	1,387	(994)	(72)
Total noninterest income	$17,159	$25,974	($8,815)	(34%)

Noninterest Income Analysis
Revenue from wealth management services represented 61% of total noninterest income for the three months ended March 31, 2022, compared to 38% for the same period in 2021. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2022	2021	$	%
Wealth management revenues:
Asset-based revenues	$10,211	$9,583	$628	7%
Transaction-based revenues	320	312	8	3
Total wealth management revenues	$10,531	$9,895	$636	6%

Wealth management revenues for the three months ended March 31, 2022 increased by $636 thousand, or 6%, from the comparable period in 2021, reflecting growth in asset-based revenues. The increase in asset-based revenues correlated with the increase in AUA balances.

Management's Discussion and Analysis
The following table presents the changes in wealth management AUA:

(Dollars in thousands)
Three months ended March 31,	2022	2021
Wealth management assets under administration:
Balance at the beginning of period	$7,784,211	$6,866,737
Net investment appreciation (depreciation) & income	(388,733)	208,953
Net client asset inflows (outflows)	97,415	(26,464)
Balance at the end of period	$7,492,893	$7,049,226

Wealth management AUA amounted to $7.5 billion at March 31, 2022, up by $443.7 million, or 6% from the balance at March 31, 2021, primarily due to net investment appreciation. The average balance of AUA for the three months ended March 31, 2022 increased by approximately 9% from the average balance for the same period in 2021.

Mortgage banking revenues represented 20% of total noninterest income for the three months ended March 31, 2022, compared to 46% for the same period in 2021. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)			Change
Three months ended March 31,	2022	2021	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$3,327	$13,745	($10,418)	(76%)
Changes in fair value, net (2)	(242)	(1,888)	1,646	87
Loan servicing fee income, net (3)	416	70	346	494
Total mortgage banking revenues	$3,501	$11,927	($8,426)	(71%)

Loans sold to the secondary market (4)	$130,128	$292,019	($161,891)	(55%)
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

For the three months ended March 31, 2022, mortgage banking revenues totaled $3.5 million, down by $8.4 million, or 71%, compared to the same period in 2021. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. Included in mortgage banking revenues are changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline. The decline in mortgage banking revenues was mainly attributable to a decline in sales volume and a reduction in the sales yield from the previously elevated level in the first quarter of 2021. Mortgage loans sold to the secondary market totaled $130.1 million for the three months ended March 31, 2022, compared to $292.0 million for the same period in 2021, reflecting an overall reduction in mortgage origination and sales activity, as well as a larger proportion of loans originated for portfolio in 2022.

Other income for the three months ended March 31, 2022 decreased by $994 thousand from the same period in 2021, due to $1.0 million of income associated with a litigation settlement that was recognized in the first quarter of 2021.

Management's Discussion and Analysis
Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Three months ended March 31,	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$21,002	$21,527	($525)	(2%)
Outsourced services	3,242	3,200	42	1
Net occupancy	2,300	2,128	172	8
Equipment	918	994	(76)	(8)
Legal, audit and professional fees	770	597	173	29
FDIC deposit insurance costs	366	345	21	6
Advertising and promotion	351	222	129	58
Amortization of intangibles	217	226	(9)	(4)
Debt prepayment penalties	—	3,335	(3,335)	(100)
Other	2,053	2,139	(86)	(4)
Total noninterest expense	$31,219	$34,713	($3,494)	(10%)

Noninterest Expense Analysis
Salaries and employee benefits expense for the three months ended March 31, 2022 decreased by $525 thousand compared to the same period in 2021. This reflected volume-related decreases in mortgage originator compensation expense, partially offset by annual merit increases and staffing increases.

Debt prepayment penalty expense for the three months ended March 31, 2021 totaled $3.3 million, due to the prepayment of higher-yielding FHLB advances. There were no such debt prepayments in the first quarter of 2022.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
Three months ended March 31,	2022	2021
Income tax expense	$4,448	$5,661
Effective income tax rate	21.3%	21.7%

The effective income tax rates for the three months ended March 31, 2022 and 2021 differed from the federal rate of 21%, primarily due to state income tax expense, partially offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax expense or benefits associated with the settlement of share-based awards.

The decrease in the effective tax rate for the three months ended March 31, 2022 compared to the same period in 2021 reflected an increase in benefits from federal tax credits, partially offset by a decrease in benefits from tax-exempt income.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Management's Discussion and Analysis
Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2022	2021	$	%
Net interest income	$35,108	$32,885	$2,223	7%
Provision for credit losses	100	(2,000)	2,100	(105)
Net interest income after provision for credit losses	35,008	34,885	123	—
Noninterest income	6,512	14,990	(8,478)	(57)
Noninterest expense	23,322	27,241	(3,919)	(14)
Income before income taxes	18,198	22,634	(4,436)	(20)
Income tax expense	3,797	4,835	(1,038)	(21)
Net income	$14,401	$17,799	($3,398)	(19%)

Net interest income for the Commercial Banking segment for the three months ended March 31, 2022, increased by $2.2 million from the same period in 2021. Net interest income largely benefited from lower funding costs, a reduction in average wholesale funding balances and an increase in average interest-earning asset balances.

For the three months ended March 31, 2022, there was a positive $100 thousand provision for credit losses (or a charge) recognized, compared to a negative $2.0 million provision for credit losses (or a benefit) recognized for the same period in 2021. For the three months ended March 31, 2022, the provision related to an increase in the ACL on unfunded commitments. There was no provision for credit losses on loans recognized for the three months ended March 31, 2022, reflecting continued low loss rates, strong asset and credit quality metrics, as well as our current estimate of forecasted economic conditions. The release of credit loss reserves in 2021 reflected an improvement in forecasted economic conditions following higher credit provisioning in 2020, which was attributable to the emergence of the COVID-19 pandemic.

Noninterest income derived from the Commercial Banking segment for the three months ended March 31, 2022 was down by $8.5 million from the comparable period in 2021, largely due to lower mortgage banking revenues. See additional discussion regarding mortgage banking revenues under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three months ended March 31, 2022 were down by $3.9 million from the same period in 2021, largely reflecting decreases in debt prepayment penalties and salaries and employee benefits expense. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2022	2021	$	%
Net interest expense	($17)	($14)	($3)	21%
Noninterest income	10,647	10,984	(337)	(3)
Noninterest expense	7,897	7,472	425	6
Income before income taxes	2,733	3,498	(765)	(22)
Income tax expense	651	826	(175)	(21)
Net income	$2,082	$2,672	($590)	(22%)

For the three months ended March 31, 2022, noninterest income derived from the Wealth Management Services segment decreased by $337 thousand, compared to the same period in 2021. The decrease reflected $1.0 million of income associated with a litigation settlement that was recognized in the first quarter of 2021, partially offset by growth in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

Management's Discussion and Analysis
For the three months ended March 31, 2022, noninterest expenses for the Wealth Management Services segment increased by $425 thousand from the same period in 2021, reflecting an increase in salaries and employee benefits expenses. See further discussion under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	March 31, 2022	December 31, 2021	$	%
Cash and due from banks	$224,807	$175,259	$49,548	28%
Total securities	1,008,184	1,042,859	(34,675)	(3)
Total loans	4,283,852	4,272,925	10,927	—
Allowance for credit losses on loans	39,236	39,088	148	—
Total assets	5,847,999	5,851,127	(3,128)	—
Total deposits	5,127,950	4,980,051	147,899	3
FHLB advances	55,000	145,000	(90,000)	(62)
Total shareholders’ equity	513,192	564,808	(51,616)	(9)

Total assets amounted to $5.8 billion at March 31, 2022, down by $3.1 million, or 0.1%, from the end of 2021.

Cash and due from banks balances increased by $49.5 million, or 28%, from the end of 2021, reflecting higher cash balances with the FRBB.

The securities portfolio decreased by $34.7 million, or 3%, reflecting a temporary decline in fair value and pay-downs, partially offset by purchases.

Total loans increased by $10.9 million, or 0.3%, as loan originations were partially offset by payoffs, pay-downs and PPP loans that were forgiven by the SBA.

Total deposits increased by $147.9 million, or 3%, from the end of 2021, with an increase of $261.3 million, or 6%, in in-market deposits partially offset by a decrease of $113.4 million, or 22%, in wholesale brokered time deposits. FHLB advances decreased by $90.0 million, or 62%, from December 31, 2021, as lower levels of wholesale funding were needed given the in-market deposits increase.

Shareholders’ equity decreased by $51.6 million, or 9%, largely reflecting a decline in the AOCL component of shareholders' equity due to a temporary decrease in the fair value of available for sale securities and cash flow hedges.

Securities
Investment security activity is monitored by the Investment Committee, the members of which also sit on the ALCO.  Asset and liability management objectives are the primary influence on the Corporation’s investment activities.  However, the Corporation also recognizes that there are certain specific risks inherent in investment activities.  The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies that provide limitations on specific risk factors such as market risk, credit risk and concentration, liquidity risk and operational risk to help monitor risks associated with investing in securities.  Reports on the activities conducted by the Investment Committee and the ALCO are presented to the Board of Directors on a regular basis.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2022 and December 31, 2021, management did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements generally utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 3 and 10 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$185,432	18%	$196,454	19%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	801,570	80	824,962	79
Individual name issuer trust preferred debt securities	9,019	1	9,138	1
Corporate bonds	12,163	1	12,305	1
Total available for sale debt securities	$1,008,184	100%	$1,042,859	100%

The securities portfolio amounted to $1.0 billion, or 17% of total assets, as of March 31, 2022 compared to $1.0 billion, or 18% of total assets, as of December 31, 2021. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio decreased by $34.7 million, or 3%, from the end of 2021, reflecting a temporary decline in the fair value of available for sale securities and routine pay-downs on mortgage-backed securities. These decreases were partially offset by purchases of U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, totaling $75.2 million, with a weighted average yield of 2.41%.

The carrying amount of available for sale debt securities included net unrealized losses of $74.0 million and $8.9 million, respectively, as of March 31, 2022 and December 31, 2021. The decline in fair value of available for sale debt securities from the end of 2021 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and attributable to relative changes in interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $4.3 billion at March 31, 2022, up by $10.9 million, or 0.3%, from the end of 2021, reflecting growth in the residential real estate portfolio partially offset by a decline in the commercial loan portfolio.

Management's Discussion and Analysis
The following is a summary of loans:

(Dollars in thousands)	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,628,620	38%	$1,639,062	38%
Commercial & industrial (2)	614,892	14	641,555	15
Total commercial	2,243,512	52	2,280,617	53
Residential Real Estate:
Residential real estate (3)	1,777,974	42	1,726,975	40
Consumer:
Home equity	246,097	6	247,697	6
Other (4)	16,269	—	17,636	1
Total consumer	262,366	6	265,333	7
Total loans	$4,283,852	100%	$4,272,925	100%
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

COVID-19 Pandemic Related
The Corporation elected to account for eligible loan modifications under Section 4013 of the CARES Act, as amended by the CRRSA Act. Eligible loan modifications from March 1, 2020 through January 1, 2022 made in response to the COVID-19 pandemic were not required to be classified as TDRs. During this period of time, we processed loan payment deferral modifications, or “deferments”, on 654 loans totaling $727.7 million. The vast majority of the deferments qualified as eligible loan modifications and were not classified as TDRs. As of March 31, 2022, all of these loans have exited their payment deferral period.

Commercial Loans
The commercial loan portfolio represented 52% of total loans at March 31, 2022.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $442.7 million and $451.6 million, respectively, at March 31, 2022 and December 31, 2021. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

Commercial loans fall into two main categories, commercial real estate and commercial and industrial loans. Commercial real estate loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. Commercial real estate loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. Commercial and industrial loans primarily provide working capital, equipment financing and financing for other business-related purposes. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A portion of the Bank’s commercial and industrial loans is also collateralized by real estate.  Commercial and industrial loans also include PPP loans that are fully guaranteed by the U.S. government, tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans
CRE loans totaled $1.6 billion at March 31, 2022, down by $10.4 million, or 1%, from the balance at December 31, 2021. Included in CRE loans were construction and development loans with carrying values of $90.0 million and $122.4 million,

Management's Discussion and Analysis
respectively, as of March 31, 2022 and December 31, 2021. For the three months ended March 31, 2022, CRE payoffs and pay-downs of approximately $100 million were partially offset by loan originations and advances.

Shared national credit balances outstanding included in the CRE loan portfolio totaled $5.0 million at March 31, 2022. The balance was included in the pass-rated category of commercial loan credit quality and current with respect to contractual payment terms at March 31, 2022.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	March 31, 2022		December 31, 2021
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$618,315	38%	$643,182	39%
Rhode Island	394,011	24	408,496	25
Massachusetts	472,902	29	464,018	28
Subtotal	1,485,228	91	1,515,696	92
All other states	143,392	9	123,366	8
Total	$1,628,620	100%	$1,639,062	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	March 31, 2022			December 31, 2021
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	125	$443,571	27%	127	$474,229	29%
Retail	117	380,588	23	121	389,487	24
Office	59	219,551	13	57	216,602	13
Hospitality	32	193,213	12	31	184,990	11
Industrial and warehouse	36	143,441	9	35	137,254	8
Healthcare	15	134,713	8	13	128,189	8
Commercial mixed use	20	38,731	2	20	38,978	2
Other	36	74,812	6	36	69,333	5
Total CRE loans	440	$1,628,620	100%	440	$1,639,062	100%

Average CRE loan size		$3,701			$3,725
Largest individual CRE loan outstanding		$39,883			$39,945

Commercial and Industrial Loans
C&I loans amounted to $614.9 million at March 31, 2022, down by $26.7 million, or 4%, from the balance at December 31, 2021. This included a net reduction in PPP loans of $25.5 million. Excluding PPP loans, C&I loans decreased by approximately $1.2 million, with payoffs and pay-downs of approximately $22 million partially offset by new loan originations.

As of March 31, 2022, the carrying value of PPP loans was $12.5 million and included net unamortized loan origination fee balances of $425 thousand. The carrying value of PPP loans at December 31, 2021 was $38.0 million.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $41.9 million at March 31, 2022. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at March 31, 2022.

Management's Discussion and Analysis
The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	March 31, 2022			December 31, 2021
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	72	$175,988	29%	101	$174,376	27%
Owner occupied and other real estate	170	67,651	11	185	72,957	11
Manufacturing	52	55,868	9	65	55,341	9
Educational services	22	50,939	8	28	52,211	8
Retail	71	43,436	7	79	47,290	7
Finance and insurance	59	35,477	6	59	31,279	5
Transportation and warehousing	25	34,605	6	31	35,064	5
Entertainment and recreation	28	29,297	5	37	32,087	5
Information	10	23,377	4	14	25,045	4
Accommodation and food services	71	19,589	3	114	28,320	4
Professional, scientific and technical	46	6,781	1	69	8,912	1
Public administration	15	5,340	1	16	5,441	1
Other	202	66,544	10	281	73,232	13
Total C&I loans	843	$614,892	100%	1,079	$641,555	100%

Average C&I loan size		$729			$595
Largest individual C&I loan outstanding		$27,661			$18,721

Residential Real Estate Loans
The residential real estate loan portfolio represented 42% of total loans at March 31, 2022.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Three months ended March 31,	2022		2021
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$164,401	61%	$131,791	30%
Originations for sale to the secondary market (2)	106,619	39	309,325	70
Total	$271,020	100%	$441,116	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

Management's Discussion and Analysis
The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Three months ended March 31,	2022		2021
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$14,627	11%	$226,645	78%
Loans sold with servicing rights released (1)	115,501	89	65,374	22
Total	$130,128	100%	$292,019	100%
(1)Includes brokered loans (loans originated for others).

Residential real estate loan origination, refinancing and sales activity decreased year-over-year in response to increases in market interest rates.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $9.4 million and $9.8 million, respectively, as of March 31, 2022 and December 31, 2021. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.5 billion as of both March 31, 2022 and December 31, 2021.

Residential real estate loans held in portfolio amounted to $1.8 billion at March 31, 2022, up by $51.0 million, or 3%, from the balance at December 31, 2021, reflecting a higher proportion of loans originated for portfolio.

The following is a geographic summary of residential real estate mortgages by property location:

(Dollars in thousands)	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,250,376	70%	$1,207,789	70%
Rhode Island	371,463	21	365,831	21
Connecticut	133,815	8	132,430	8
Subtotal	1,755,654	99	1,706,050	99
All other states	22,320	1	20,925	1
Total (1)	$1,777,974	100%	$1,726,975	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $71.6 million and $78.7 million, respectively, as of March 31, 2022 and December 31, 2021.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at March 31, 2022. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 60% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $262.4 million at March 31, 2022, down by $3.0 million, or 1%, from December 31, 2021. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $8.5 million and $9.4 million, respectively, at March 31, 2022 and December 31, 2021.

Management's Discussion and Analysis
Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	11,916	13,576
Consumer:
Home equity	673	627
Other	—	—
Total consumer	673	627
Total nonaccrual loans	12,589	14,203
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$12,589	$14,203

Nonperforming assets to total assets	0.22%	0.24%
Nonperforming loans to total loans	0.29%	0.33%
Total past due loans to total loans	0.16%	0.24%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets decreased by $1.6 million from December 31, 2021, reflecting a decline in nonaccrual loans. At March 31, 2022, there were no properties held in OREO.

Nonaccrual Loans
During the three months ended March 31, 2022, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
For the three months ended March 31,	2022	2021
Balance at beginning of period	$14,203	$13,197
Additions to nonaccrual status	427	734
Loans returned to accruing status	(63)	(3)
Loans charged-off	(36)	(64)
Payments, payoffs and other changes	(1,942)	(881)
Balance at end of period	$12,589	$12,983

Management's Discussion and Analysis
The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2022				December 31, 2021
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$—	$—	$—	—%
Commercial & industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—
Residential Real Estate:
Residential real estate	5,168	6,748	11,916	0.67	4,662	8,914	13,576	0.79
Consumer:
Home equity	178	495	673	0.27	108	519	627	0.25
Other	—	—	—	—	—	—	—	—
Total consumer	178	495	673	0.26	108	519	627	0.24
Total nonaccrual loans	$5,346	$7,243	$12,589	0.29%	$4,770	$9,433	$14,203	0.33%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2022.

As of both March 31, 2022 and December 31, 2021, the composition of nonaccrual loans was 100% residential and consumer.

Nonaccrual residential real estate mortgage loans amounted to $11.9 million at March 31, 2022, down by $1.7 million from the end of 2021. As of March 31, 2022, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut and Rhode Island. Included in total nonaccrual residential real estate loans at March 31, 2022 were four loans purchased for portfolio and serviced by others amounting to $1.2 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectability of nonperforming loans.

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

As of March 31, 2022, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

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

(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021
Accruing TDRs
Commercial:
Commercial real estate	$10,593	$10,603
Commercial & industrial	2,792	2,792
Total commercial	13,385	13,395
Residential Real Estate:
Residential real estate	2,358	2,372
Consumer:
Home equity	560	561
Other	—	—
Total consumer	560	561
Accruing TDRs	16,303	16,328
Nonaccrual TDRs
Commercial:
Commercial real estate	—	—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	2,718	2,748
Consumer:
Home equity	71	71
Other	—	—
Total consumer	71	71
Nonaccrual TDRs	2,789	2,819
Total TDRs	$19,092	$19,147

As of both March 31, 2022 and December 31, 2021, the composition of TDRs was 70% commercial and 30% residential and consumer. TDRs amounted to $19.1 million at March 31, 2022, down by $55 thousand from the end of 2021.

The ACL included specific reserves for TDRs of $146 thousand at March 31, 2022, compared to $148 thousand at December 31, 2021.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	March 31, 2022		December 31, 2021
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$—	—%
Commercial & industrial	108	0.02	3	—
Total commercial	108	—	3	—
Residential Real Estate:
Residential real estate	6,467	0.36	9,622	0.56
Consumer:
Home equity	431	0.18	765	0.31
Other	30	0.18	21	0.12
Total consumer	461	0.18	786	0.30
Total past due loans	$7,036	0.16%	$10,411	0.24%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2022, the composition of past due loans (loans past due 30 days or more) was 98% residential and consumer and 2% commercial, compared to 100% and 0%, respectively, at December 31, 2021. Total past due loans decreased by $3.4 million from the end of 2021.

Total past due loans included $5.7 million of nonaccrual loans as of March 31, 2022, compared to $9.4 million as of December 31, 2021. All loans 90 days or more past due at March 31, 2022 and December 31, 2021 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at March 31, 2022 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

Potential problem loans are not included in the amounts of nonaccrual or TDRs presented above.  They are assessed for loss exposure using the methods described in Note 4 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.” Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require an increased allowance coverage and provision for credit losses on loans.

Management has identified two loans associated with one C&I relationship with carrying values totaling $759 thousand as potential problem loans at March 31, 2022. There were no potential problem loans identified at December 31, 2021.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate, at the reporting date, of expected credit losses over the expected life of the loans.  The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	March 31, 2022			December 31, 2021
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$21,021	$677	3.22%	$21,080	$682	3.24%
Pooled (collectively evaluated) loans	4,262,831	38,559	0.90	4,251,845	38,406	0.90
Total	$4,283,852	$39,236	0.92%	$4,272,925	$39,088	0.91%

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

The ACL on loans amounted to $39.2 million at March 31, 2022, up by $148 thousand from the balance at December 31, 2021. There was no provision for credit losses on loans recognized in the first quarter of 2022, reflecting continued low loss rates, strong asset and credit quality metrics, as well as our current estimate of forecasted economic conditions. Net recoveries totaled $148 thousand for the three months ended March 31, 2022,

The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.92% at March 31, 2022, compared to 0.91% at December 31, 2021. The ACL on loans is an estimate and ultimate losses may vary from management’s estimate. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans; conversely, improving conditions or assumptions could lead to further reductions in the ACL on loans.

Management's Discussion and Analysis
The following table presents the allocation of the ACL on loans by portfolio segment. The total ACL on loans is available to absorb losses from any segment of the loan portfolio.

(Dollars in thousands)	March 31, 2022			December 31, 2021
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$18,460	1.13%	38%	$18,933	1.16%	38%
Commercial & industrial	11,222	1.83	14	10,832	1.69	15
Total commercial	29,682	1.32	52	29,765	1.31	53
Residential Real Estate:
Residential real estate	8,066	0.45	42	7,860	0.46	40
Consumer:
Home equity	1,098	0.45	6	1,069	0.43	6
Other	390	2.40	—	394	2.23	1
Total consumer	1,488	0.57	6	1,463	0.55	7
Total allowance for credit losses on loans at end of period	$39,236	0.92%	100%	$39,088	0.91%	100%
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

The following table presents a summary of deposits:

(Dollars in thousands)			Change
	March 31, 2022	December 31, 2021	$	%
Noninterest-bearing demand deposits	$911,990	$945,229	($33,239)	(4%)
Interest-bearing demand deposits	248,914	251,032	(2,118)	(1)
NOW accounts	893,603	867,138	26,465	3
Money market accounts	1,295,339	1,072,864	222,475	21
Savings accounts	566,461	555,177	11,284	2
Time deposits (in-market)	809,858	773,383	36,475	5
Total in-market deposits	4,726,165	4,464,823	261,342	6
Wholesale brokered time deposits	401,785	515,228	(113,443)	(22)
Total deposits	$5,127,950	$4,980,051	$147,899	3%

Total deposits amounted to $5.1 billion at March 31, 2022, up by $147.9 million, or 3%, from December 31, 2021.

Management's Discussion and Analysis

Out-of-market wholesale brokered time deposits amounted to $401.8 million at March 31, 2022, down by $113.4 million, or 22%, from December 31, 2021.

Excluding out-of-market wholesale brokered time deposits, in-market deposits were up by $261.3 million, or 6%, from the balance at December 31, 2021, with growth concentrated in money market accounts.

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes.

FHLB advances totaled $55.0 million at March 31, 2022, down by $90.0 million, or 62%, from the balance at the end of 2021, as lower levels of wholesale funding were needed given the in-market deposits increase.

For additional information regarding FHLB advances see Note 7 to the Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 78% of total average assets in the three months ended March 31, 2022.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered time deposits), cash flows from the investment securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$1,559,046	$1,642,377
Federal Reserve Bank of Boston (2)	18,001	16,919
Unencumbered investment securities	698,847	702,963
Total	$2,275,894	$2,362,259
(1)As of March 31, 2022 and December 31, 2021, loans with a carrying value of $2.2 billion and $2.2 billion, respectively, and securities available for sale with carrying values of $126.8 million and $163.2 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of March 31, 2022 and December 31, 2021, loans with a carrying value of $8.7 million and $8.2 million, respectively, and securities available for sale with a carrying value of $13.3 million and $13.5 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB, as well as a $102.0 million standby letter of credit with the FHLB.

Management's Discussion and Analysis

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the three months ended March 31, 2022.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $38.6 million for the three months ended March 31, 2022 reflecting net income of $16.5 million and mortgage banking related adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $37.4 million for the three months ended March 31, 2022, reflecting outflows to fund purchases of debt securities and an increase in loans. These outflows were partially offset by net inflows from maturities, calls and principal payments of debt securities. For the three months ended March 31, 2022, net cash provided by financing activities amounted to $48.5 million, with growth in deposits, partially offset by a net decrease in FHLB advances and the payment of dividends to shareholders. See the Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $513.2 million at March 31, 2022, down by $51.6 million from December 31, 2021. The decline reflected a decrease of $59.5 million in the AOCL component of shareholders' equity, due to a temporary decrease in the fair value of available for sale debt securities and cash flow hedges reflecting relative changes in market interest rates, as well as $9.5 million in dividend declarations. These decreases were partially offset by net income of $16.5 million.

The Corporation declared a quarterly dividend of 54 cents per share for the three months ended March 31, 2022, compared to 52 cents per share declared for the same period in 2021.

The ratio of total equity to total assets was 8.78% at March 31, 2022, compared to a ratio of 9.65% at December 31, 2021.  Book value per share at March 31, 2022 and December 31, 2021 was $29.61 and $32.59, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with a total risk-based capital ratio of 14.15% at March 31, 2022, compared to 14.01% at December 31, 2021. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements and the election of the ASC 326 phase-in option provided by regulatory guidance, which phases in the impact of ASC 326 on regulatory capital over a three-year period that commenced January 1, 2022.

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

Management's Discussion and Analysis
The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, off-balance sheet interest rate contracts and the pricing and structure of loans and deposits, to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors.  These interest rate contracts involve, to varying degrees, credit risk and interest rate risk.  Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract.  The notional amount of the interest rate contracts is the amount upon which interest and other payments are based.  The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk.  See Notes 9 and 17 to the Unaudited Consolidated Financial Statements for additional information.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2022 and December 31, 2021, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and NIM over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2022 and December 31, 2021.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2022		December 31, 2021
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.57)%	(5.17)%	(1.32)%	(5.42)%
100 basis point rate increase	2.57	1.96	3.34	3.91
200 basis point rate increase	5.93	4.97	6.87	8.18
300 basis point rate increase	9.27	7.48	10.32	11.72

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

The relative change in interest rate sensitivity to rising rates from December 31, 2021 as shown in the above table was largely attributable to a higher level of longer-term fixed rate assets at March 31, 2022, as compared to December 31, 2021. Fixed rate assets would not reprice upward in a rising rate environment.

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

As market interest rates declined, the banking industry attracted low-cost core savings deposits. The ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly as interest rates rise and as confidence in financial markets strengthens, and has modeled deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, which may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and core deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

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

Management's Discussion and Analysis
The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2022 and December 31, 2021 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$2,584	($25,828)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	53,340	(114,010)
Trust preferred debt and other corporate debt securities	2	(20)
Total change in market value as of March 31, 2022	$55,926	($139,858)
Total change in market value as of December 31, 2021	$10,166	($119,505)

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

Management considers its accounting policy relating to the ACL on loans to be a critical accounting policy. There have been no significant changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

For factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2022.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item IA to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1
Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-264484) filed with the Securities and Exchange Commission on April 26, 2022. (1) (2)

10.2
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-264484) filed with the Securities and Exchange Commission on April 26, 2022. (1) (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 has been formatted in Inline XBRL and contained in Exhibit 101.
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 5, 2022	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 5, 2022	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	May 5, 2022	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller
(principal accounting officer)