Form 10-Q
period 2022-06-30
WASHINGTON TRUST BANCORP INC
filed 2022-08-04
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	June 30, 2022	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of July 31, 2022 was 17,171,147.

Glossary of Acronyms and Terms
The following is a list of acronyms and terms that are used throughout this Quarterly Report on Form 10-Q:

2021 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program adopted on November 10, 2021
2022 Long Term Incentive Plan	Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan
ACL	Allowance for credit losses
ALCO	Asset/Liability Committee
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BOLI	Bank-owned life insurance
C&I	Commercial and industrial
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CDARS	Certificate of Deposit Account Registry Service
Corporation	The Bancorp and its subsidiaries
CRE	Commercial real estate
CRRSA Act	Coronavirus Response and Relief Supplemental Appropriations Act
DCF	Discounted cash flow
DDM	Demand Deposit Marketplace
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Boston
FICO	Fair Isaac Corporation
FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross domestic product
HPI	National home price index
ICS	Insured Cash Sweep
LTV	Loan to value
NIM	Net interest margin
NUR	National unemployment rate
OREO	Property acquired through foreclosure or repossession
PPP	Paycheck Protection Program
ROU	Right-of-use
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
Washington Trust	The Bancorp and its subsidiaries

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)	(Dollars in thousands, except par value)

	June 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$95,544	$175,259
Short-term investments	3,079	3,234
Mortgage loans held for sale, at fair value	22,656	40,196
Available for sale debt securities, at fair value (amortized cost of $1,141,781, net of allowance for credit losses on securities of $0 at June 30, 2022; and amortized cost of $1,051,800; net of allowance for credit losses on securities of $0 at December 31, 2021)	1,020,469	1,042,859
Federal Home Loan Bank stock, at cost	16,300	13,031
Loans:
Total loans	4,479,822	4,272,925
Less: allowance for credit losses on loans	36,317	39,088
Net loans	4,443,505	4,233,837
Premises and equipment, net	29,694	28,908
Operating lease right-of-use assets	28,098	26,692
Investment in bank-owned life insurance	100,807	92,592
Goodwill	63,909	63,909
Identifiable intangible assets, net	4,981	5,414
Other assets	153,849	125,196
Total assets	$5,982,891	$5,851,127
Liabilities:
Deposits:
Noninterest-bearing deposits	$888,981	$945,229
Interest-bearing deposits	4,117,648	4,034,822
Total deposits	5,006,629	4,980,051
Federal Home Loan Bank advances	328,000	145,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	30,491	29,010
Other liabilities	118,456	109,577
Total liabilities	5,506,257	5,286,319
Commitments and contingencies (Note 17)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,189,901 shares outstanding at June 30, 2022 and 17,363,457 shares issued and 17,330,818 shares outstanding at December 31, 2021	1,085	1,085
Paid-in capital	126,079	126,511
Retained earnings	475,889	458,310
Accumulated other comprehensive loss	(118,041)	(19,981)
Treasury stock, at cost; 173,556 shares at June 30, 2022 and 32,639 shares at December 31, 2021	(8,378)	(1,117)
Total shareholders’ equity	476,634	564,808
Total liabilities and shareholders’ equity	$5,982,891	$5,851,127
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2022	2021	2022	2021
	Interest income:
	Interest and fees on loans	$36,602	$34,820	$70,532	$68,979
	Interest on mortgage loans held for sale	258	405	490	846
	Taxable interest on debt securities	4,918	3,441	9,148	6,683
	Dividends on Federal Home Loan Bank stock	63	110	130	243
	Other interest income	188	32	266	65
	Total interest and dividend income	42,029	38,808	80,566	76,816
	Interest expense:
	Deposits	3,963	2,961	7,066	6,624
	Federal Home Loan Bank advances	413	1,001	657	2,381
	Junior subordinated debentures	138	92	237	186
	Total interest expense	4,514	4,054	7,960	9,191
	Net interest income	37,515	34,754	72,606	67,625
	Provision for credit losses	(3,000)	—	(2,900)	(2,000)
	Net interest income after provision for credit losses	40,515	34,754	75,506	69,625
	Noninterest income:
	Wealth management revenues	10,066	10,428	20,597	20,323
	Mortgage banking revenues	2,082	5,994	5,583	17,921
	Card interchange fees	1,303	1,316	2,467	2,449
	Service charges on deposit accounts	763	635	1,431	1,244
	Loan related derivative income	669	1,175	970	1,642
	Income from bank-owned life insurance	615	607	1,216	1,163
	Other income	354	438	747	1,825
	Total noninterest income	15,852	20,593	33,011	46,567
	Noninterest expense:
	Salaries and employee benefits	20,381	22,082	41,383	43,609
	Outsourced services	3,375	3,217	6,617	6,417
	Net occupancy	2,174	2,042	4,474	4,170
	Equipment	938	975	1,856	1,969
	Legal, audit and professional fees	677	678	1,447	1,275
	FDIC deposit insurance costs	402	374	768	719
	Advertising and promotion	724	560	1,075	782
	Amortization of intangibles	216	225	433	451
	Debt prepayment penalties	—	895	—	4,230
	Other expenses	2,190	1,964	4,243	4,103
	Total noninterest expense	31,077	33,012	62,296	67,725
	Income before income taxes	25,290	22,335	46,221	48,467
	Income tax expense	5,333	4,875	9,781	10,536
	Net income	$19,957	$17,460	$36,440	$37,931

	Net income available to common shareholders	$19,900	$17,408	$36,329	$37,823
	Weighted average common shares outstanding - basic	17,303	17,314	17,317	17,295
	Weighted average common shares outstanding - diluted	17,414	17,436	17,451	17,445
Per share information:	Basic earnings per common share	$1.15	$1.01	$2.10	$2.19
	Diluted earnings per common share	$1.14	$1.00	$2.08	$2.17
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)	(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2022	2021	2022	2021
Net income	$19,957	$17,460	$36,440	$37,931
Other comprehensive (loss) income, net of tax:
Net change in fair value of available for sale debt securities	(35,942)	4,134	(85,402)	(9,185)
Net change in fair value of cash flow hedges	(2,973)	70	(13,308)	367
Net change in defined benefit plan obligations	325	674	650	1,081
Total other comprehensive (loss) income, net of tax	(38,590)	4,878	(98,060)	(7,737)
Total comprehensive (loss) income	($18,633)	$22,338	($61,620)	$30,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended June 30, 2022	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2022	17,332	$1,085	$127,355	$465,295	($79,451)	($1,092)	$513,192
Net income	—	—	—	19,957	—	—	19,957
Total other comprehensive loss, net of tax	—	—	—	—	(38,590)	—	(38,590)
Cash dividends declared ($0.54 per share)	—	—	—	(9,363)	—	—	(9,363)
Share-based compensation	—	—	725	—	—	—	725
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	33	—	(2,001)	—	—	1,297	(704)
Treasury stock purchased under 2021 Stock Repurchase Program	(175)	—	—	—	—	(8,583)	(8,583)
Balance at June 30, 2022	17,190	$1,085	$126,079	$475,889	($118,041)	($8,378)	$476,634

For the six months ended June 30, 2022	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	17,331	$1,085	$126,511	$458,310	($19,981)	($1,117)	$564,808
Net income	—	—	—	36,440	—	—	36,440
Total other comprehensive loss, net of tax	—	—	—	—	(98,060)	—	(98,060)
Cash dividends declared ($1.08 per share)	—	—	—	(18,861)	—	—	(18,861)
Share-based compensation	—	—	1,613	—	—	—	1,613
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	34	—	(2,045)	—	—	1,322	(723)
Treasury stock purchased under 2021 Stock Repurchase Program	(175)	—	—	—	—	(8,583)	(8,583)
Balance at June 30, 2022	17,190	$1,085	$126,079	$475,889	($118,041)	($8,378)	$476,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)	(Dollars and shares in thousands)

For the three months ended June 30, 2021	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at March 31, 2021	17,306	$1,085	$124,882	$429,598	($20,006)	($1,960)	$533,599
Net income	—	—	—	17,460	—	—	17,460
Total other comprehensive income, net of tax	—	—	—	—	4,878	—	4,878
Cash dividends declared ($0.52 per share)	—	—	—	(9,131)	—	—	(9,131)
Share-based compensation	—	—	964	—	—	—	964
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	14	—	(404)	—	—	490	86
Balance at June 30, 2021	17,320	$1,085	$125,442	$437,927	($15,128)	($1,470)	$547,856

For the six months ended June 30, 2021	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2020	17,265	$1,085	$125,610	$418,246	($7,391)	($3,355)	$534,195
Net income	—	—	—	37,931	—	—	37,931
Total other comprehensive loss, net of tax	—	—	—	—	(7,737)	—	(7,737)
Cash dividends declared ($1.04 per share)	—	—	—	(18,250)	—	—	(18,250)
Share-based compensation	—	—	1,882	—	—	—	1,882
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	55	—	(2,050)	—	—	1,885	(165)
Balance at June 30, 2021	17,320	$1,085	$125,442	$437,927	($15,128)	($1,470)	$547,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)	(Dollars in thousands)

	Six months ended June 30,	2022	2021
	Cash flows from operating activities:
	Net income	$36,440	$37,931
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	(2,900)	(2,000)
	Depreciation of premises and equipment	1,670	1,667
	Net amortization of premiums and discounts on debt securities and loans	1,846	2,356
	Amortization of intangibles	433	451
	Share-based compensation	1,613	1,882
	Tax benefit from stock option exercises and other equity awards	64	127
	Income from bank-owned life insurance	(1,216)	(1,163)
	Net gains on loan sales, including changes in fair value	(4,672)	(17,876)
	Proceeds from sales of loans, net	195,358	535,722
	Loans originated for sale	(173,983)	(492,461)
	(Increase) decrease in operating lease right-of-use assets	(1,406)	1,192
	Increase (decrease) in operating lease liabilities	1,481	(1,159)
	(Increase) decrease in other assets	(3,346)	26,859
	Increase (decrease) in other liabilities	218	(34,102)
	Net cash provided by operating activities	51,600	59,426
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(156,859)	(227,131)
	Available for sale debt securities: Other	(10,250)	(174,669)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	74,666	206,479
	Available for sale debt securities: Other	—	20,500
	Net (purchases) redemption of Federal Home Loan Bank stock	(3,269)	7,528
Purchases of other equity investments		(375)	—
	Net increase in loans	(203,926)	(56,094)
	Purchases of loans	(1,362)	(40,881)
	Purchases of premises and equipment	(2,481)	(1,828)
	Purchases of bank-owned life insurance	(7,000)	(7,000)
	Equity investment in real estate limited partnership	(1,861)	—
	Net cash used in investing activities	(312,717)	(273,096)
	Cash flows from financing activities:
	Net increase in deposits	26,578	347,306
	Proceeds from Federal Home Loan Bank advances	780,000	1,009,000
	Repayment of Federal Home Loan Bank advances	(597,000)	(1,194,267)
	Treasury stock purchased	(8,583)	—
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(723)	(165)
	Cash dividends paid	(19,025)	(18,266)
	Net cash provided by financing activities	181,247	143,608
	Net decrease in cash and cash equivalents	(79,870)	(70,062)
	Cash and cash equivalents at beginning of period	178,493	202,268
	Cash and cash equivalents at end of period	$98,623	$132,206

	Noncash Activities:
	Loans charged off	$59	$381
	Commitment for equity investment in real estate limited partnership	8,360	—
	Supplemental Disclosures:
	Interest payments	$7,637	$10,798
	Income tax payments	7,611	9,966
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

Financial Instruments - Credit Losses - ASC 326
ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), was issued in March 2022 to provide updates on the accounting treatment for TDRs and related disclosures requirements, as well as modifying the disclosure requirement associated with the existing credit quality indicators “vintage” disclosure. With respect to TDRs, ASU 2022-02 eliminates the recognition and measurement guidance for TDRs under current GAAP and instead requires that the Corporation evaluate whether the modification represents a new loan or a continuation of existing loan, consistent with the current GAAP treatment for other loan modifications. In addition, ASU 2022-02 eliminates existing disclosure requirements on TDRs and replaces with enhanced disclosure requirements related to loan modifications made to borrowers, including those experiencing financial difficulty. ASU 2022-02 also provides an update to the existing tabular vintage disclosure of credit quality indicators by requiring current period gross write-offs to be disclosed by year of origination for each loan segment. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The provisions under ASU 2022-02 should be applied on a prospective basis. However, the Corporation has the option to use a modified retrospective transition method related to the change in accounting treatment for TDRs with a cumulative effect of the change in accounting principle recognized in the opening balance of retained earnings as of the adoption date. The Corporation is currently evaluating this ASU and has not yet determined the impact that the adoption of ASU 2022-02 will have on its consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$211,205	$52	($21,827)	$—	$189,430
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	908,034	443	(97,686)	—	810,791
Individual name issuer trust preferred debt securities	9,380	—	(685)	—	8,695
Corporate bonds	13,162	—	(1,609)	—	11,553
Total available for sale debt securities	$1,141,781	$495	($121,807)	$—	$1,020,469

(Dollars in thousands)
December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$200,953	$12	($4,511)	$—	$196,454
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	828,319	6,850	(10,207)	—	824,962
Individual name issuer trust preferred debt securities	9,373	—	(235)	—	9,138
Corporate bonds	13,155	—	(850)	—	12,305
Total available for sale debt securities	$1,051,800	$6,862	($15,803)	$—	$1,042,859

The Corporation excludes accrued interest from the amortized cost basis of debt securities and reports accrued interest in other assets in the Unaudited Consolidated Balance Sheets. Accrued interest receivable on available for sale debt securities totaled $2.6 million and $2.3 million, respectively, as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, securities with a fair value of $292.9 million and $332.0 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)
June 30, 2022	Amortized Cost	Fair Value
Due in one year or less	$143,283	$127,940
Due after one year to five years	405,900	362,701
Due after five years to ten years	434,190	388,504
Due after ten years	158,408	141,324
Total debt securities	$1,141,781	$1,020,469

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Included in the above table are debt securities with an amortized cost balance of $233.0 million and a fair value of $208.9 million at June 30, 2022 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 2 years to 15 years, with call features ranging from 1 month to 1 year.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status at June 30, 2022 and 2021 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2022 and 2021.

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2022	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	10	$87,601	($8,704)	10	$91,777	($13,123)	20	$179,378	($21,827)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	112	568,430	(59,263)	32	211,013	(38,423)	144	779,443	(97,686)
Individual name issuer trust preferred debt securities	—	—	—	3	8,695	(685)	3	8,695	(685)
Corporate bonds	—	—	—	4	11,553	(1,609)	4	11,553	(1,609)
Total	122	$656,031	($67,967)	49	$323,038	($53,840)	171	$979,069	($121,807)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2021	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	12	$152,733	($3,313)	6	$43,202	($1,198)	18	$195,935	($4,511)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	41	514,419	(7,270)	21	108,983	(2,937)	62	623,402	(10,207)
Individual name issuer trust preferred debt securities	—	—	—	3	9,138	(235)	3	9,138	(235)
Corporate bonds	—	—	—	4	12,305	(850)	4	12,305	(850)
Total	53	$667,152	($10,583)	34	$173,628	($5,220)	87	$840,780	($15,803)

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

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at June 30, 2022. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no allowance for credits losses on securities was recorded at June 30, 2022.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at June 30, 2022 were three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of June 30, 2022, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $154 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between June 30, 2022 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no ACL on securities was recorded at June 30, 2022.

Corporate Bonds
Included in debt securities in an unrealized loss position at June 30, 2022 were four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of June 30, 2022, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $136 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between June 30, 2022 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no ACL was recorded at June 30, 2022.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial:
Commercial real estate (1)	$1,609,618	$1,639,062
Commercial & industrial (2)	620,270	641,555
Total commercial	2,229,888	2,280,617
Residential Real Estate:
Residential real estate (3)	1,966,341	1,726,975
Consumer:
Home equity	267,785	247,697
Other (4)	15,808	17,636
Total consumer	283,593	265,333
Total loans (5)	$4,479,822	$4,272,925
(1)CRE consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)C&I consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $1.9 million and $38.0 million, respectively, of PPP loans as of June 30, 2022 and December 31, 2021.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $10.0 million and $6.7 million, respectively, at June 30, 2022 and December 31, 2021 and net unamortized premiums on purchased loans of $359 thousand and $414 thousand, respectively, at June 30, 2022 and December 31, 2021.

Loan balances exclude accrued interest receivable of $11.6 million and $10.3 million, respectively, as of June 30, 2022 and December 31, 2021.

As of both June 30, 2022 and December 31, 2021, loans amounting to $2.2 billion were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 7 for additional disclosure regarding borrowings.

The Corporation elected to account for eligible loan modifications under Section 4013 of the CARES Act, as amended by the CRRSA Act. Eligible loan modifications from March 1, 2020 through January 1, 2022 made in response to the COVID-19 pandemic were not required to be classified as TDRs. The vast majority of the loan payment deferral modifications, or “deferments,” qualified as eligible loan modifications and were not classified as TDRs. All of these loans with qualified deferments exited their payment deferral period prior to March 31, 2022.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
June 30, 2022	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,609,618	$1,609,618
Commercial & industrial	7	—	—	7	620,263	620,270
Total commercial	7	—	—	7	2,229,881	2,229,888
Residential Real Estate:
Residential real estate	1,795	1,387	4,612	7,794	1,958,547	1,966,341
Consumer:
Home equity	551	—	177	728	267,057	267,785
Other	28	—	—	28	15,780	15,808
Total consumer	579	—	177	756	282,837	283,593
Total loans	$2,381	$1,387	$4,789	$8,557	$4,471,265	$4,479,822

(Dollars in thousands)	Days Past Due
December 31, 2021	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,639,062	$1,639,062
Commercial & industrial	3	—	—	3	641,552	641,555
Total commercial	3	—	—	3	2,280,614	2,280,617
Residential Real Estate:
Residential real estate	1,784	3,176	4,662	9,622	1,717,353	1,726,975
Consumer:
Home equity	580	77	108	765	246,932	247,697
Other	21	—	—	21	17,615	17,636
Total consumer	601	77	108	786	264,547	265,333
Total loans	$2,388	$3,253	$4,770	$10,411	$4,262,514	$4,272,925

Included in past due loans as of June 30, 2022 and December 31, 2021, were nonaccrual loans of $6.8 million and $9.4 million, respectively. In addition, all loans 90 days or more past due at June 30, 2022 and December 31, 2021 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Jun 30, 2022	Dec 31, 2021
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	11,815	13,576
Consumer:
Home equity	599	627
Other	—	—
Total consumer	599	627
Total nonaccrual loans	$12,414	$14,203
Accruing loans 90 days or more past due	$—	$—

No ACL was deemed necessary on nonaccrual loans with carrying values of $4.3 million and $4.2 million, respectively as of June 30, 2022 and December 31, 2021.

Nonaccrual loans of $5.6 million and $4.8 million, respectively, at June 30, 2022 and December 31, 2021 were current as to the payment of principal and interest.

As of June 30, 2022 and December 31, 2021, nonaccrual loans secured by one- to four-family residential property amounting to $4.2 million and $1.5 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2022.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2022	2021	2022	2021
Commercial:
Commercial real estate	$—	$—	$—	$—
Commercial & industrial	—	—	—	5
Total commercial	—	—	—	5
Residential Real Estate:
Residential real estate	69	72	167	129
Consumer:
Home equity	8	13	15	36
Other	2	—	2	—
Total consumer	10	13	17	36
Total	$79	$85	$184	$170

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

The following table presents the recorded investment in TDRs and other pertinent information:

(Dollars in thousands)	Jun 30, 2022	Dec 31, 2021
Accruing TDRs	$9,682	$16,564
Nonaccrual TDRs	2,906	2,819
Total TDRs	$12,588	$19,383

Specific reserves on TDRs included in the ACL on loans	$143	$148
Additional commitments to lend to borrowers with TDRs	$—	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
During the three and six months ended June 30, 2022 and 2021, there were no loans modified in a TDR.

For the three months ended June 30, 2022 and 2021, there were no TDRs modified within the previous 12 months for which there was a payment default.

The following tables presents information on TDRs modified within the previous 12 months for which there was a payment default:

(Dollars in thousands)	# of Loans		Recorded Investment
Six months ended June 30,	2022	2021	2022	2021
TDRs with a Payment Default:
Residential real estate	—	1	$—	$396

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of June 30, 2022, the carrying value of individually analyzed loans amounted to $14.4 million, of which $7.8 million were considered collateral dependent. As of December 31, 2021, the carrying value of individually analyzed loans amounted to $21.1 million, of which $14.4 million were considered collateral dependent.

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

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	June 30, 2022		December 31, 2021
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$4,039	$—	$10,603	$—
Commercial & industrial (2)	—	—	—	—
Total commercial	4,039	—	10,603	—
Residential Real Estate:
Residential real estate (3)	3,762	527	3,803	534
Consumer:
Home equity (3)	—	—	—	—
Other	—	—	—	—
Total consumer	—	—	—	—
Total	$7,801	$527	$14,406	$534
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of June 30, 2022:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$244,412	$361,991	$186,538	$201,926	$179,055	$361,827	$8,084	$1,538	$1,545,371
Special Mention	—	17,844	532	13,206	17,689	10,704	233	—	60,208
Classified	—	—	940	—	2,685	414	—	—	4,039
Total CRE	244,412	379,835	188,010	215,132	199,429	372,945	8,317	1,538	1,609,618
C&I:
Pass	43,777	65,054	78,323	90,213	95,810	120,606	107,352	822	601,957
Special Mention	524	—	—	448	1,461	13,528	1,611	—	17,572
Classified	—	—	—	45	—	—	696	—	741
Total C&I	44,301	65,054	78,323	90,706	97,271	134,134	109,659	822	620,270
Residential Real Estate:
Residential real estate:
Current	406,919	725,462	293,236	133,137	75,624	324,169	—	—	1,958,547
Past Due	—	—	1,398	1,156	2,415	2,825	—	—	7,794
Total residential real estate	406,919	725,462	294,634	134,293	78,039	326,994	—	—	1,966,341
Consumer:
Home equity:
Current	13,101	9,001	4,021	2,872	2,171	3,719	224,332	7,839	267,056
Past Due	—	—	—	—	—	116	522	91	729
Total home equity	13,101	9,001	4,021	2,872	2,171	3,835	224,854	7,930	267,785
Other:
Current	1,859	5,201	1,919	785	284	5,470	262	—	15,780
Past Due	28	—	—	—	—	—	—	—	28
Total other	1,887	5,201	1,919	785	284	5,470	262	—	15,808
Total Loans	$710,620	$1,184,553	$566,907	$443,788	$377,194	$843,378	$343,092	$10,290	$4,479,822

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2021:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$417,705	$212,649	$260,940	$206,164	$163,132	$266,067	$7,015	$2,202	$1,535,874
Special Mention	9,089	489	33,982	28,432	—	20,273	320	—	92,585
Classified	—	958	—	2,685	6,959	1	—	—	10,603
Total CRE	426,794	214,096	294,922	237,281	170,091	286,341	7,335	2,202	1,639,062
C&I:
Pass	116,959	78,601	104,827	87,619	51,579	83,182	89,686	911	613,364
Special Mention	—	—	606	4,599	6,195	15,605	1,186	—	28,191
Classified	—	—	—	—	—	—	—	—	—
Total C&I	116,959	78,601	105,433	92,218	57,774	98,787	90,872	911	641,555
Residential Real Estate:
Residential real estate:
Current	733,658	353,742	158,140	85,656	88,365	297,792	—	—	1,717,353
Past Due	—	1,402	1,167	2,379	763	3,911	—	—	9,622
Total residential real estate	733,658	355,144	159,307	88,035	89,128	301,703	—	—	1,726,975
Consumer:
Home equity:
Current	10,434	5,850	3,703	2,380	1,064	3,592	211,488	8,421	246,932
Past Due	—	—	185	—	—	245	115	220	765
Total home equity	10,434	5,850	3,888	2,380	1,064	3,837	211,603	8,641	247,697
Other:
Current	5,536	3,264	1,313	407	747	6,090	258	—	17,615
Past Due	21	—	—	—	—	—	—	—	21
Total other	5,557	3,264	1,313	407	747	6,090	258	—	17,636
Total Loans	$1,293,402	$656,955	$564,863	$420,321	$318,804	$696,758	$310,068	$11,754	$4,272,925

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

In accordance with the Corporation’s ACL policy, the methodology is reviewed no less than annually. The methodology incorporates a probability of default and loss given default framework. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated using a regression model that incorporates econometric factors. Econometric factors are selected based on the correlation of the factor to historical credit losses for each portfolio segment. The following table summarizes the econometric factors utilized for each loan portfolio segment as of the dates indicated:

Econometric Factors
Loan portfolio segment	At June 30, 2022	At December 31, 2021
CRE	NUR & GDP	NUR & GDP
C&I	NUR & GDP	NUR
Residential real estate	NUR & HPI	NUR & HPI
Home equity	NUR & HPI	NUR & HPI
Other consumer	GDP	NUR & GDP

The following table presents the activity in the ACL on loans for the three months ended June 30, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,460	$11,222	$29,682	$8,066	$1,098	$390	$1,488	$39,236
Charge-offs	—	(4)	(4)	—	—	(19)	(19)	(23)
Recoveries	—	15	15	—	2	16	18	33
Provision	(1,263)	(901)	(2,164)	(758)	(60)	53	(7)	(2,929)
Ending Balance	$17,197	$10,332	$27,529	$7,308	$1,040	$440	$1,480	$36,317

The following table presents the activity in the ACL on loans for the six months ended June 30, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088
Charge-offs	—	(9)	(9)	—	—	(50)	(50)	(59)
Recoveries	145	21	166	21	4	26	30	217
Provision	(1,881)	(512)	(2,393)	(573)	(33)	70	37	(2,929)
Ending Balance	$17,197	$10,332	$27,529	$7,308	$1,040	$440	$1,480	$36,317

The following table presents the activity in the ACL on loans for the three months ended June 30, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$21,297	$12,389	$33,686	$6,469	$1,431	$551	$1,982	$42,137
Charge-offs	—	(303)	(303)	—	—	(14)	(14)	(317)
Recoveries	—	1	1	47	4	7	11	59
Provision	153	(370)	(217)	361	(95)	(49)	(144)	—
Ending Balance	$21,450	$11,717	$33,167	$6,877	$1,340	$495	$1,835	$41,879

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the activity in the ACL on loans for the six months ended June 30, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106
Charge-offs	—	(306)	(306)	(50)	—	(25)	(25)	(381)
Recoveries	—	3	3	80	6	16	22	105
Provision	(615)	(208)	(823)	(1,195)	34	33	67	(1,951)
Ending Balance	$21,450	$11,717	$33,167	$6,877	$1,340	$495	$1,835	$41,879

Note 6 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	Jun 30, 2022	Dec 31, 2021
Noninterest-bearing demand deposits	$888,981	$945,229
Interest-bearing demand deposits (1)	289,454	251,032
NOW accounts	887,678	867,138
Money market accounts	1,139,676	1,072,864
Savings accounts	572,251	555,177
Time deposits (2)	1,228,589	1,288,611
Total deposits	$5,006,629	$4,980,051
(1)Includes wholesale brokered demand deposit balances of $31,003 and $0, respectively, as of June 30, 2022 and December 31, 2021.
(2)Includes wholesale brokered time deposit balances of $427,691 and $515,228, respectively, as of June 30, 2022 and December 31, 2021.

Note 7 - Borrowings
Advances payable to the FHLB amounted to $328.0 million and $145.0 million, respectively, at June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Bank had access to a $40.0 million unused line of credit with the FHLB. Additionally, the Bank had a $102.0 million standby letter of credit with the FHLB at June 30, 2022. The Bank had remaining available borrowing capacity of $1.3 billion and $1.6 billion, respectively, with the FHLB at June 30, 2022 and December 31, 2021. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of June 30, 2022:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2022 to December 31, 2022	$293,000	1.69%
2023	35,000	0.45
2024	—	—
2025	—	—
2026	—	—
2027 and thereafter	—	—
Balance at June 30, 2022	$328,000	1.56%

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 8 - Shareholders' Equity
Stock Repurchase Program
The 2021 Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2021 Repurchase Program expires on December 31, 2022 and may be modified, suspended, or discontinued at any time. The Corporation has repurchased 175,408 shares, at an average price of $48.93 and a total cost of $8.6 million, under its 2021 Repurchase Program, all of which were repurchased in the second quarter of 2022.

Regulatory Capital Requirements
Capital levels at June 30, 2022 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$586,078	13.51%	$347,119	8.00%	N/A	N/A
Bank	570,777	13.16	346,995	8.00	$433,743	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	554,677	12.78	260,340	6.00	N/A	N/A
Bank	539,376	12.44	260,246	6.00	346,995	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	532,679	12.28	195,255	4.50	N/A	N/A
Bank	539,376	12.44	195,185	4.50	281,933	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	554,677	9.42	235,442	4.00	N/A	N/A
Bank	539,376	9.17	235,317	4.00	294,146	5.00

December 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	578,137	14.01	330,105	8.00	N/A	N/A
Bank	565,087	13.70	330,025	8.00	412,532	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	546,362	13.24	247,578	6.00	N/A	N/A
Bank	533,312	12.93	247,519	6.00	330,025	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,363	12.71	185,684	4.50	N/A	N/A
Bank	533,312	12.93	185,639	4.50	268,146	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	546,362	9.36	233,534	4.00	N/A	N/A
Bank	533,312	9.14	233,434	4.00	291,793	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at June 30, 2022 and December 31, 2021.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both June 30, 2022 and December 31, 2021, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Board of Governors of the Federal Reserve System.

In accordance with regulatory capital rules, the Corporation elected the option to delay the estimated impact of ASC 326 on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios exclude the full impact of the increased ACL on loans and unfunded loan commitments attributed to the adoption of ASC 326, adjusted for an approximation of the after-tax provision for credit losses attributable to ASC 326 relative to the incurred loss methodology during the two-year deferral period. The cumulative difference at the end of the deferral period is being phased-in to regulatory capital over the three-year transition period, which began January 1, 2022.

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

Cash Flow Hedging Instruments
As of June 30, 2022 and December 31, 2021, the Corporation had an interest rate swap contract with a total notional amount of $20.0 million that was designated as a cash flow hedge to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swap on borrowings matures in December 2023.

As of June 30, 2022 and December 31, 2021, the Corporation had an interest rate swap contract with a total notional amount of $300.0 million that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. The interest rate swap on loans matures in May 2026.

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

As of June 30, 2022 and December 31, 2021, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $961.3 million and $1.0 billion, respectively, and equal amounts of “mirror” swap contracts with third party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

As of June 30, 2022, the notional amounts of risk participation-out agreements and risk participation-in agreements were $73.3 million and $177.4 million, respectively, compared to $74.2 million and $163.2 million, respectively, as of December 31, 2021.

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

As of June 30, 2022, the notional amounts of interest rate lock commitments and forward sale commitments were $35.4 million and $68.5 million, respectively, compared to $49.8 million and $103.6 million, respectively, as of December 31, 2021.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Jun 30, 2022	Dec 31, 2021	Balance Sheet Location	Jun 30, 2022	Dec 31, 2021
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Other assets	$294	$182	Other liabilities	$23,153	$5,301
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Other assets	2,212	32,361	Other liabilities	38,898	2,015
Mirror swaps with counterparties	Other assets	38,617	2,001	Other liabilities	2,260	32,480
Risk participation agreements	Other assets	—	1	Other liabilities	1	2
Mortgage loan commitments:
Interest rate lock commitments	Other assets	550	1,256	Other liabilities	16	—
Forward sale commitments	Other assets	251	54	Other liabilities	205	905
Gross amounts		41,924	35,855		64,533	40,703
Less: amounts offset (1)		15,728	2,167		15,728	2,167
Derivative balances, net of offset		26,196	33,688		48,805	38,536
Less: collateral pledged (2)		—	—		9,686	34,539
Net amounts		$26,196	$33,688		$39,119	$3,997
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

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Loss), Net of Tax
	Three Months		Six Months
Periods ended June 30,	2022	2021	2022	2021
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	($2,973)	$70	($13,308)	$367
Total	($2,973)	$70	($13,308)	$367

For derivatives designated as cash flow hedging instruments, see Note 15 for additional disclosure pertaining to the amounts and location of reclassifications from AOCL into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months		Six Months
Periods ended June 30,	Statement of Income Location	2022	2021	2022	2021
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate swaps with customers	Loan related derivative income	($18,800)	$11,665	($59,622)	($18,566)
Mirror swaps with counterparties	Loan related derivative income	19,421	(11,068)	60,543	19,615
Risk participation agreements	Loan related derivative income	48	578	49	593
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	212	(313)	(722)	(4,842)
Forward sale commitments	Mortgage banking revenues	740	(1,930)	3,731	5,355
Total		$1,621	($1,068)	$3,979	$2,155
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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Aggregate fair value	$22,656	$40,196
Aggregate principal balance	22,410	39,201
Difference between fair value and principal balance	$246	$995

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to an increase to mortgage banking revenues of $327 thousand for the three months ended June 30, 2022 and a decrease of

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
$748 thousand for the six months ended June 30, 2022. This compared to an increase to mortgage banking revenues of $38 thousand for the three months ended June 30, 2021 and a decrease of $1.4 million for the six months ended June 30, 2021.

There were no mortgage loans held for sale 90 days or more past due as of June 30, 2022 and December 31, 2021.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at June 30, 2022 and December 31, 2021.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at June 30, 2022 and December 31, 2021.

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

Derivatives
Interest rate swaps are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of June 30, 2022 and December 31, 2021, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$189,430	$—	$189,430	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	810,791	—	810,791	—
Individual name issuer trust preferred debt securities	8,695	—	8,695	—
Corporate bonds	11,553	—	11,553	—
Mortgage loans held for sale	22,656	—	22,656	—
Derivative assets	26,196	—	26,196	—
Total assets at fair value on a recurring basis	$1,069,321	$—	$1,069,321	$—
Liabilities:
Derivative liabilities	$48,805	$—	$48,805	$—
Total liabilities at fair value on a recurring basis	$48,805	$—	$48,805	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$196,454	$—	$196,454	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	824,962	—	824,962	—
Individual name issuer trust preferred debt securities	9,138	—	9,138	—
Corporate bonds	12,305	—	12,305	—
Mortgage loans held for sale	40,196	—	40,196	—
Derivative assets	33,688	—	33,688	—
Total assets at fair value on a recurring basis	$1,116,743	$—	$1,116,743	$—
Liabilities:
Derivative liabilities	$38,536	$—	$38,536	$—
Total liabilities at fair value on a recurring basis	$38,536	$—	$38,536	$—

Items Recorded at Fair Value on a Nonrecurring Basis
There were no assets written down to fair value during the six months ended June 30, 2022.

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

(Dollars in thousands)
June 30, 2022	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,443,505	$4,353,991	$—	$—	$4,353,991

Financial Liabilities:
Time deposits	$1,228,589	$1,230,457	$—	$1,230,457	$—
FHLB advances	328,000	327,244	—	327,244	—
Junior subordinated debentures	22,681	18,761	—	18,761	—

(Dollars in thousands)
December 31, 2021	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,233,837	$4,145,516	$—	$—	$4,145,516

Financial Liabilities:
Time deposits	$1,288,611	$1,294,053	$—	$1,294,053	$—
FHLB advances	145,000	144,862	—	144,862	—
Junior subordinated debentures	22,681	20,181	—	20,181	—

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

For the three months ended June 30,	2022		2021
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$37,515	$—	$34,754	$—
Noninterest income:
Asset-based wealth management revenues	9,641	9,641	9,991	9,991
Transaction-based wealth management revenues	425	425	437	437
Total wealth management revenues	10,066	10,066	10,428	10,428
Mortgage banking revenues	2,082	—	5,994	—
Card interchange fees	1,303	1,303	1,316	1,316
Service charges on deposit accounts	763	763	635	635
Loan related derivative income	669	—	1,175	—
Income from bank-owned life insurance	615	—	607	—
Other income	354	278	438	279
Total noninterest income	15,852	12,410	20,593	12,658
Total revenues	$53,367	$12,410	$55,347	$12,658
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

For the six months ended June 30,	2022		2021
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$72,606	$—	$67,625	$—
Noninterest income:
Asset-based wealth management revenues	19,852	19,852	19,574	19,574
Transaction-based wealth management revenues	745	745	749	749
Total wealth management revenues	20,597	20,597	20,323	20,323
Mortgage banking revenues	5,583	—	17,921	—
Card interchange fees	2,467	2,467	2,449	2,449
Service charges on deposit accounts	1,431	1,431	1,244	1,244
Loan related derivative income	970	—	1,642	—
Income from bank-owned life insurance	1,216	—	1,163	—
Other income	747	564	1,825	1,524
Total noninterest income	33,011	25,059	46,567	25,540
Total revenues	$105,617	$25,059	$114,192	$25,540
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2022	2021	2022	2021
Revenue recognized at a point in time:
Card interchange fees	$1,303	$1,316	$2,467	$2,449
Service charges on deposit accounts	605	504	1,154	985
Other income	214	228	443	1,431
Revenue recognized over time:
Wealth management revenues	10,066	10,428	20,597	20,323
Service charges on deposit accounts	158	131	277	259
Other income	64	51	121	93
Total revenues from contracts in scope of Topic 606	$12,410	$12,658	$25,059	$25,540

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $4.6 million and $6.6 million, respectively, at June 30, 2022 and December 31, 2021 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both June 30, 2022 and December 31, 2021 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $1.9 million at both June 30, 2022 and December 31, 2021 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Six Months		Three Months		Six Months
Periods ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Net Periodic Benefit Cost:
Service cost (1)	$515	$593	$1,031	$1,185	$55	$52	$109	$104
Interest cost (2)	592	357	1,184	1,002	106	85	212	169
Expected return on plan assets (2)	(1,158)	(1,204)	(2,317)	(2,408)	—	—	—	—
Recognized net actuarial loss (2)	255	673	510	1,060	173	204	346	362
Net periodic benefit cost	$204	$419	$408	$839	$334	$341	$667	$635
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the six months ended June 30,	2022	2021	2022	2021
Measurement date	Dec 31, 2021	Dec 31, 2020	Dec 31, 2021	Dec 31, 2020
Equivalent single discount rate for benefit obligations	3.00%	2.71%	2.89%	2.51%
Equivalent single discount rate for service cost	3.11	2.86	3.16	2.94
Equivalent single discount rate for interest cost	2.67	2.16	2.48	1.97
Expected long-term return on plan assets	5.25	5.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Note 13 - Share-Based Compensation Arrangements
The 2022 Long Term Incentive Plan was approved by the shareholders on April 26, 2022. The maximum number of shares of common stock that may be issued under the 2022 Long Term Incentive Plan is 600,000. The type of permitted equity awards under the 2022 Long Term Incentive Plan include stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. On February 18, 2022, the Corporation’s Board of Directors voted that no further awards would be granted under the 2013 Stock Option and Incentive Plan following shareholder approval of the 2022 Long Term Incentive Plan.

During the six months ended June 30, 2022, the Corporation granted performance share unit and restricted stock unit awards. Performance share units were granted to certain key employees providing them the opportunity to earn shares of common stock over a 3-year performance period. The weighted average fair value of the performance share units was $59.31. The number of shares to be vested will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share unit award agreements. Based on the most recent performance assumption available, it is estimated that 42,728 shares will be earned.

In addition, the Corporation granted to certain key employees and non-executive directors 10,717 restricted stock units with 3-year cliff vesting. The weighted average grant date fair value of the restricted stock units was $51.57.

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

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Three months ended June 30,	2022	2021	2022	2021	2022	2021
Net interest income (expense)	$37,563	$34,768	($48)	($14)	$37,515	$34,754
Provision for credit losses	(3,000)	—	—	—	(3,000)	—
Net interest income (expense) after provision for credit losses	40,563	34,768	(48)	(14)	40,515	34,754
Noninterest income	5,619	10,079	10,233	10,514	15,852	20,593
Noninterest expenses:
Depreciation and amortization expense	707	688	341	376	1,048	1,064
Other noninterest expenses	22,504	24,322	7,525	7,626	30,029	31,948
Total noninterest expenses	23,211	25,010	7,866	8,002	31,077	33,012
Income before income taxes	22,971	19,837	2,319	2,498	25,290	22,335
Income tax expense	4,748	4,250	585	625	5,333	4,875
Net income	$18,223	$15,587	$1,734	$1,873	$19,957	$17,460

Total assets at period end	$5,908,644	$5,778,879	$74,247	$73,101	$5,982,891	$5,851,980
Expenditures for long-lived assets	1,558	883	89	34	1,647	917

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Six months ended June 30,	2022	2021	2022	2021	2022	2021
Net interest income (expense)	$72,671	$67,652	($65)	($27)	$72,606	$67,625
Provision for credit losses	(2,900)	(2,000)	—	—	(2,900)	(2,000)
Net interest income (expense) after provision for credit losses	75,571	69,652	(65)	(27)	75,506	69,625
Noninterest income	12,131	25,070	20,880	21,497	33,011	46,567
Noninterest expenses:
Depreciation and amortization expense	1,418	1,365	685	753	2,103	2,118
Other noninterest expenses	45,114	50,887	15,079	14,720	60,193	65,607
Total noninterest expenses	46,532	52,252	15,764	15,473	62,296	67,725
Income before income taxes	41,170	42,470	5,051	5,997	46,221	48,467
Income tax expense	8,545	9,085	1,236	1,451	9,781	10,536
Net income	$32,625	$33,385	$3,815	$4,546	$36,440	$37,931

Total assets at period end	$5,908,644	$5,778,879	$74,247	$73,101	$5,982,891	$5,851,980
Expenditures for long-lived assets	2,288	1,717	193	111	2,481	1,828

Note 15 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended June 30,	2022			2021
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	($47,293)	($11,351)	($35,942)	$5,440	$1,306	$4,134
Cash flow hedges:
Change in fair value of cash flow hedges	(3,943)	(946)	(2,997)	158	38	120
Net cash flow hedge losses (gains) reclassified into earnings (1)	32	8	24	(65)	(15)	(50)
Net change in fair value of cash flow hedges	(3,911)	(938)	(2,973)	93	23	70
Defined benefit plan obligations:
Amortization of net actuarial losses (2)	428	103	325	877	203	674
Total other comprehensive (loss) income	($50,776)	($12,186)	($38,590)	$6,410	$1,532	$4,878
(1)The pre-tax amounts are included in interest expense on FHLB advances and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Six months ended June 30,	2022			2021
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	($112,371)	($26,969)	($85,402)	($12,085)	($2,900)	($9,185)
Cash flow hedges:
Change in fair value of cash flow hedges	(17,144)	(4,114)	(13,030)	267	64	203
Net cash flow hedge (gains) losses reclassified into earnings (1)	(367)	(89)	(278)	216	52	164
Net change in fair value of cash flow hedges	(17,511)	(4,203)	(13,308)	483	116	367
Defined benefit plan obligations:
Amortization of net actuarial losses (2)	856	206	650	1,422	341	1,081
Total other comprehensive loss	($129,026)	($30,966)	($98,060)	($10,180)	($2,443)	($7,737)
(1)The pre-tax amounts are included in interest expense on FHLB advances and interest and fees on loans in the Unaudited Consolidated Statements of Income.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended June 30, 2022
Balance at March 31, 2022	($56,255)	($14,348)	($8,848)	($79,451)
Other comprehensive loss before reclassifications	(35,942)	(2,997)	—	(38,939)
Amounts reclassified from accumulated other comprehensive loss	—	24	325	349
Net other comprehensive (loss) income	(35,942)	(2,973)	325	(38,590)
Balance at June 30, 2022	($92,197)	($17,321)	($8,523)	($118,041)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the six months ended June 30, 2022
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)
Other comprehensive loss before reclassifications	(85,402)	(13,030)	—	(98,432)
Amounts reclassified from accumulated other comprehensive loss	—	(278)	650	372
Net other comprehensive (loss) income	(85,402)	(13,308)	650	(98,060)
Balance at June 30, 2022	($92,197)	($17,321)	($8,523)	($118,041)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended June 30, 2021
Balance at March 31, 2021	($3,438)	($1,150)	($15,418)	($20,006)
Other comprehensive income before reclassifications	4,134	120	—	4,254
Amounts reclassified from accumulated other comprehensive loss	—	(50)	674	624
Net other comprehensive income	4,134	70	674	4,878
Balance at June 30, 2021	$696	($1,080)	($14,744)	($15,128)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized (Losses) Gains on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the six months ended June 30, 2021
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)
Other comprehensive income (loss) before reclassifications	(9,185)	203	—	(8,982)
Amounts reclassified from accumulated other comprehensive income	—	164	1,081	1,245
Net other comprehensive (loss) income	(9,185)	367	1,081	(7,737)
Balance at June 30, 2021	$696	($1,080)	($14,744)	($15,128)

Note 16 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2022	2021	2022	2021
Earnings for basic and diluted earnings per common share:
Net income	$19,957	$17,460	$36,440	$37,931
Less: dividends and undistributed earnings allocated to participating securities	(57)	(52)	(111)	(108)
Net income available to common shareholders	$19,900	$17,408	$36,329	$37,823

Shares:
Weighted average common shares	17,303	17,314	17,317	17,295
Dilutive effect of common stock equivalents	111	122	134	150
Weighted average diluted common shares	17,414	17,436	17,451	17,445

Earnings per common share:
Basic earnings per common share	$1.15	$1.01	$2.10	$2.19
Diluted earnings per common share	$1.14	$1.00	$2.08	$2.17

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 196,943 and 141,043, respectively, for the three and six months ended June 30, 2022, compared to 87,924 and 149,650, respectively, for the same periods in 2021.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $10.8 million and $11.8 million, respectively, as of June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and six months ended June 30, 2022 and 2021.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Jun 30, 2022	Dec 31, 2021
Financial instruments whose contract amounts represent credit risk (unfunded commitments):
Commitments to extend credit:
Commercial loans	$677,631	$516,344
Home equity lines	397,402	367,784
Other loans	187,683	122,492
Standby letters of credit	10,818	11,844
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	35,444	49,800
Forward sale commitments	68,505	103,626
Loan related derivative contracts:
Interest rate swaps with customers	961,323	1,022,388
Mirror swaps with counterparties	961,323	1,022,388
Risk participation-in agreements	177,440	163,207
Interest rate risk management contracts:
Interest rate swaps	320,000	320,000

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

The activity in the ACL on unfunded commitments for the three months ended June 30, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,335	$837	$2,172	$72	$—	$17	$17	$2,261
Provision	(56)	(3)	(59)	(14)	—	2	2	(71)
Ending Balance	$1,279	$834	$2,113	$58	$—	$19	$19	$2,190

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the six months ended June 30, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,267	$816	$2,083	$62	$—	$16	$16	$2,161
Provision	12	18	30	(4)	—	3	3	29
Ending Balance	$1,279	$834	$2,113	$58	$—	$19	$19	$2,190

The activity in the ACL on unfunded commitments for the three months ended June 30, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$953	$1,314	$2,267	$46	$—	$20	$20	$2,333
Provision	261	(269)	(8)	10	—	(2)	(2)	—
Ending Balance	$1,214	$1,045	$2,259	$56	$—	$18	$18	$2,333

The activity in the ACL on unfunded commitments for the six months ended June 30, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$907	$1,402	$2,309	$54	$—	$19	$19	$2,382
Provision	307	(357)	(50)	2	—	(1)	(1)	(49)
Ending Balance	$1,214	$1,045	$2,259	$56	$—	$18	$18	$2,333

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the full-year ended December 31, 2022 or any future period.

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

Some of the factors that might cause these differences include the following:
•ongoing disruptions in our business and operations, and changes in consumer behavior due to the COVID-19 pandemic;
•changes in political, business and economic conditions, including inflation, or legislative or regulatory initiatives;
•the possibility that future credits losses are higher than currently expected due to changes in economic assumptions or adverse economic developments;
•ongoing volatility in national and international financial markets;
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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. In July 2022, we opened a new commercial lending office adjacent to our existing wealth management office in New Haven, Connecticut. In addition, we plan to open a new full-service branch in Cumberland, Rhode Island, in the third quarter of 2022.

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

Management's Discussion and Analysis
Operational risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters and security risks.

ERM is an overarching program that includes all areas of the Corporation. A framework approach is utilized to assign responsibility and to ensure that the various business units and activities involved in the risk management life-cycle are effectively integrated. The Corporation has adopted the “three lines of defense” strategy that is an industry best practice for ERM. Business units are the first line of defense in managing risk. They are responsible for identifying, measuring, monitoring, and controlling current and emerging risks. They must report on and escalate their concerns. Corporate functions such as Credit Risk Management, Financial Administration, Information Assurance and Compliance, represent the second line of defense. They are responsible for policy setting and for reviewing and challenging the risk management activities of the business units. They collaborate closely with business units on planning and resource allocation with respect to risk management. Internal Audit and third party credit review represent the third line of defense. They provide independent assurance to the Board of Directors of the effectiveness of the first and second lines in fulfilling their risk management responsibilities.

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Management's Discussion and Analysis
Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2022	2021	$	%	2022	2021	$	%
Net interest income	$37,515	$34,754	$2,761	8%	$72,606	$67,625	$4,981	7%
Noninterest income	15,852	20,593	(4,741)	(23)	33,011	46,567	(13,556)	(29)
Total revenues	53,367	55,347	(1,980)	(4)	105,617	114,192	(8,575)	(8)
Provision for credit losses	(3,000)	—	(3,000)	—	(2,900)	(2,000)	(900)	(45)
Noninterest expense	31,077	33,012	(1,935)	(6)	62,296	67,725	(5,429)	(8)
Income before income taxes	25,290	22,335	2,955	13	46,221	48,467	(2,246)	(5)
Income tax expense	5,333	4,875	458	9	9,781	10,536	(755)	(7)
Net income	$19,957	$17,460	$2,497	14%	$36,440	$37,931	($1,491)	(4%)

The following table presents a summary of performance metrics and ratios:

	Three Months		Six Months
Periods ended June 30,	2022	2021	2022	2021
Diluted earnings per common share	$1.14	$1.00	$2.08	$2.17
Return on average assets (net income divided by average assets)	1.37%	1.20%	1.26%	1.32%
Return on average equity (net income available for common shareholders divided by average equity)	16.11%	12.92%	13.98%	14.22%
Net interest income as a percentage of total revenues	70%	63%	69%	59%
Noninterest income as a percentage of total revenues	30%	37%	31%	41%

Net income totaled $20.0 million and $36.4 million, respectively, for the three and six months ended June 30, 2022, compared to $17.5 million and $37.9 million, respectively, for the same periods in 2021.

In 2022, net interest income largely benefited from higher yields on, and growth in, average interest-earning assets, as well as a reduction in average wholesale funding balances. Noninterest income declined in 2022 largely due to lower mortgage banking revenues, reflecting an overall reduction in mortgage origination and sales activity. Results also benefited from negative provisions for credit losses in both years. Noninterest expenses decreased, reflecting declines in debt prepayment penalty expense and salaries and employee benefits expense.

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

Three months ended June 30,	2022			2021			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$110,424	$188	0.68	$146,313	$32	0.09	($35,889)	$156	0.59
Mortgage loans held for sale	26,914	258	3.84	57,473	405	2.83	(30,559)	(147)	1.01
Taxable debt securities	1,096,611	4,918	1.80	1,029,933	3,441	1.34	66,678	1,477	0.46
FHLB stock	9,420	63	2.68	25,128	110	1.76	(15,708)	(47)	0.92
Commercial real estate	1,619,325	13,495	3.34	1,639,515	11,701	2.86	(20,190)	1,794	0.48
Commercial & industrial	620,543	6,115	3.95	807,598	8,113	4.03	(187,055)	(1,998)	(0.08)
Total commercial	2,239,868	19,610	3.51	2,447,113	19,814	3.25	(207,245)	(204)	0.26
Residential real estate	1,836,245	15,010	3.28	1,514,487	12,920	3.42	321,758	2,090	(0.14)
Home equity	256,771	2,075	3.24	257,257	2,056	3.21	(486)	19	0.03
Other	15,770	183	4.65	20,979	253	4.84	(5,209)	(70)	(0.19)
Total consumer	272,541	2,258	3.32	278,236	2,309	3.33	(5,695)	(51)	(0.01)
Total loans	4,348,654	36,878	3.40	4,239,836	35,043	3.32	108,818	1,835	0.08
Total interest-earning assets	5,592,023	42,305	3.03	5,498,683	39,031	2.85	93,340	3,274	0.18
Noninterest-earning assets	249,309			334,742			(85,433)
Total assets	$5,841,332			$5,833,425			$7,907
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$248,764	$222	0.36	$182,465	$49	0.11	$66,299	$173	0.25
NOW accounts	883,251	151	0.07	760,294	119	0.06	122,957	32	0.01
Money market accounts	1,268,496	1,139	0.36	951,194	552	0.23	317,302	587	0.13
Savings accounts	566,307	119	0.08	518,072	72	0.06	48,235	47	0.02
Time deposits (in-market)	809,697	1,951	0.97	686,590	1,889	1.10	123,107	62	(0.13)
Interest-bearing in-market deposits	3,776,515	3,582	0.38	3,098,615	2,681	0.35	677,900	901	0.03
Wholesale brokered demand deposits	20,233	46	0.91	—	—	—	20,233	46	0.91
Wholesale brokered time deposits	352,438	335	0.38	662,541	280	0.17	(310,103)	55	0.21
Wholesale brokered deposits	372,671	381	0.41	662,541	280	0.17	(289,870)	101	0.24
Total interest-bearing deposits	4,149,186	3,963	0.38	3,761,156	2,961	0.32	388,030	1,002	0.06
FHLB advances	151,736	413	1.09	456,661	1,001	0.88	(304,925)	(588)	0.21
Junior subordinated debentures	22,681	138	2.44	22,681	92	1.63	—	46	0.81
Total interest-bearing liabilities	4,323,603	4,514	0.42	4,240,498	4,054	0.38	83,105	460	0.04
Noninterest-bearing demand deposits	891,883			912,295			(20,412)
Other liabilities	130,273			140,108			(9,835)
Shareholders’ equity	495,573			540,524			(44,951)
Total liabilities and shareholders’ equity	$5,841,332			$5,833,425			$7,907
Net interest income (FTE)		$37,791			$34,977			$2,814
Interest rate spread			2.61			2.47			0.14
Net interest margin			2.71			2.55			0.16

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2022	2021	Change
Commercial loans	$276	$223	$53

Six months ended June 30,	2022			2021			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$146,852	$266	0.37	$150,580	$65	0.09	($3,728)	$201	0.28
Mortgage loans held for sale	27,688	490	3.57	59,429	846	2.87	(31,741)	(356)	0.70
Taxable debt securities	1,084,246	9,148	1.70	973,214	6,683	1.38	111,032	2,465	0.32
FHLB stock	10,849	130	2.42	26,987	243	1.82	(16,138)	(113)	0.60
Commercial real estate	1,625,537	25,386	3.15	1,632,725	23,060	2.85	(7,188)	2,326	0.30
Commercial & industrial	627,667	12,342	3.97	823,580	15,979	3.91	(195,913)	(3,637)	0.06
Total commercial	2,253,204	37,728	3.38	2,456,305	39,039	3.21	(203,101)	(1,311)	0.17
Residential real estate	1,788,431	28,997	3.27	1,484,571	25,737	3.50	303,860	3,260	(0.23)
Home equity	251,796	3,950	3.16	257,494	4,177	3.27	(5,698)	(227)	(0.11)
Other	16,349	378	4.66	20,545	495	4.86	(4,196)	(117)	(0.20)
Total consumer	268,145	4,328	3.25	278,039	4,672	3.39	(9,894)	(344)	(0.14)
Total loans	4,309,780	71,053	3.32	4,218,915	69,448	3.32	90,865	1,605	—
Total interest-earning assets	5,579,415	81,087	2.93	5,429,125	77,285	2.87	150,290	3,802	0.06
Noninterest-earning assets	273,521			343,889			(70,368)
Total assets	$5,852,936			$5,773,014			$79,922
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$248,580	$292	0.24	$183,223	$145	0.16	$65,357	$147	0.08
NOW accounts	865,647	281	0.07	729,301	221	0.06	136,346	60	0.01
Money market accounts	1,221,923	1,753	0.29	930,656	1,266	0.27	291,267	487	0.02
Savings accounts	563,837	191	0.07	504,040	141	0.06	59,797	50	0.01
Time deposits (in-market)	801,479	3,968	1.00	695,038	4,127	1.20	106,441	(159)	(0.20)
Interest-bearing in-market deposits	3,701,466	6,485	0.35	3,042,258	5,900	0.39	659,208	585	(0.04)
Wholesale brokered demand deposits	10,173	45	0.89	—	—	—	10,173	45	0.89
Wholesale brokered time deposits	403,826	536	0.27	621,075	724	0.24	(217,249)	(188)	0.03
Wholesale brokered deposits	413,999	581	0.28	621,075	724	0.24	(207,076)	(143)	0.04
Total interest-bearing deposits	4,115,465	7,066	0.35	3,663,333	6,624	0.36	452,132	442	(0.01)
FHLB advances	151,331	657	0.88	499,435	2,381	0.96	(348,104)	(1,724)	(0.08)
Junior subordinated debentures	22,681	237	2.11	22,681	186	1.65	—	51	0.46
Total interest-bearing liabilities	4,289,477	7,960	0.37	4,185,449	9,191	0.44	104,028	(1,231)	(0.07)
Noninterest-bearing demand deposits	915,918			901,522			14,396
Other liabilities	123,321			149,622			(26,301)
Shareholders’ equity	524,220			536,421			(12,201)
Total liabilities and shareholders’ equity	$5,852,936			$5,773,014			$79,922
Net interest income (FTE)		$73,127			$68,094			$5,033
Interest rate spread			2.56			2.43			0.13
Net interest margin			2.64			2.53			0.11

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2022	2021	Change
Commercial loans	$521	$469	$52

Net Interest Income
Net interest income, the primary source of our operating income, totaled $37.5 million and $72.6 million, respectively, for the three and six months ended June 30, 2022, compared to $34.8 million and $67.6 million, respectively, for the same periods in 2021. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, NIM and the yield on loans may be impacted by the periodic recognition of prepayment penalty fee income associated with loan payoffs. Prepayment penalty fee income associated with loan payoffs amounted to $62 thousand (or 0 basis point benefit to NIM) and $138 thousand (or 0 basis point benefit to NIM), respectively, for the three and six months ended June 30, 2022, compared to $717 thousand (or 5 basis points benefit to NIM) and $934 thousand (or 4 basis points benefit to NIM), respectively, for the same periods in 2021.

The analysis of net interest income, NIM and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally increase as market interest rates decline and decrease as market interest rates rise. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. Additionally, as PPP loans are forgiven by the SBA, related unamortized net fee balances are accelerated and amortized, increasing net interest income. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to interest income) amounted to $1.8 million for the six months ended June 30, 2022, compared $2.4 million for the same period in 2021.

Accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA amounted to $323 thousand (or 2 basis points benefit to NIM) and $1.1 million (or 4 basis points benefit to NIM), respectively, for the three and six months ended June 30, 2022, compared to $1.0 million (or 7 basis points benefit to NIM) and $2.2 million (or 9 basis points benefit to NIM), respectively, for the same periods in 2021.

FTE net interest income for the three and six months ended June 30, 2022 amounted to $37.8 million and $73.1 million, respectively, up by $2.8 million and $5.0 million, respectively, from the same periods in 2021. In the three months ended June 30, 2022, increases in asset yields outpaced increases in funding costs, contributing $2.0 million of net interest income. In the six months ended June 30, 2022, increases in asset yields and declines in funding costs contributed $3.4 million of net interest income. In addition, growth in average interest-earning assets and declines in average interest-bearing liability balances contributed approximately $806 thousand and $1.7 million, respectively, of net interest income for the three and six months ended June 30, 2022.

NIM was 2.71% and 2.64%, respectively, for the three and six months ended June 30, 2022, compared to 2.55% and 2.53%, respectively, for the same periods in 2021 as NIM benefited from higher market interest rates.

Total average securities for the three and six months ended June 30, 2022 increased by $66.7 million and $111.0 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on the securities portfolio for the three and six months ended June 30, 2022 was 1.80% and 1.70%, respectively, compared to 1.34% and 1.38%, respectively, for the same periods in 2021, reflecting the impact of higher market interest rates in 2022.

Total average loan balances for the three and six months ended June 30, 2022 increased by $108.8 million and $90.9 million, respectively, from the average loan balances for the comparable 2021 periods. The increase reflected growth in average

Management's Discussion and Analysis
residential real estate loan balances, partially offset by a decline in commercial loans including PPP loans that were forgiven by the SBA. The yield on total loans for the three and six months ended June 30, 2022 was 3.40% and 3.32%, respectively, compared to 3.32% in each of the corresponding periods in 2021. The yield on total loans benefited from accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA and commercial loan prepayment fee income. Excluding the impact of these items for both periods, the yield on total loans for the three and six months ended June 30, 2022 was 3.37% and 3.26%, respectively, up from 3.15% and 3.17%. respectively, for the same periods in 2021, reflecting higher market interest rates. The yield on total loans was also impacted by an elevated level of refinancing activity in 2021 that resulted in payoffs of higher yielding residential real estate loans.

The average balance of FHLB advances for the three and six months ended June 30, 2022 decreased by $304.9 million and $348.1 million, respectively, compared to the average balances for the same periods in 2021. The average rate paid on such advances for the three months ended June 30, 2022 was 1.09%, up from 0.88% for the same period in 2021, reflecting recent increases in market interest rates. The average rate paid on such advances for the six months ended June 30, 2022 was 0.88%, down from 0.96% for the same period in 2021, reflecting maturities and prepayments of higher-yielding FHLB advances, which were prepaid in the first half of 2021.

Included in total average interest-bearing deposits were wholesale brokered deposits, which decreased by $289.9 million and $207.1 million, respectively, from the same periods in 2021. The average rate paid on wholesale brokered deposits for the three and six months ended June 30, 2022 was 0.41% and 0.28%, respectively, compared to 0.17% and 0.24%, respectively, for the same periods in 2021, reflecting recent increases in market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three and six months ended June 30, 2022 increased by $677.9 million and $659.2 million, respectively, from the average balances for the same periods in 2021. The increases reflected growth across all deposit categories. The average rate paid on in-market interest-bearing deposits for the three months ended June 30, 2022 increased by 3 basis points from the same period in 2021, reflecting recent increases in market interest rates. The average rate paid on in-market interest-bearing deposits for the six months ended June 30, 2022 decreased by 4 basis points from the same period in 2021, largely due to downward repricing of interest-bearing in-market time deposits resulting from maturities of higher rate promotional time deposits.

The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2022 decreased by $20.4 million and increased by $14.4 million, respectively, from the average balance for the same periods in 2021.

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended June 30, 2022 vs. 2021			Six Months Ended June 30, 2022 vs. 2021
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	($10)	$166	$156	($2)	$203	$201
Mortgage loans held for sale	(261)	114	(147)	(528)	172	(356)
Taxable debt securities	234	1,243	1,477	813	1,652	2,465
FHLB stock	(88)	41	(47)	(176)	63	(113)
Commercial real estate	(146)	1,940	1,794	(102)	2,428	2,326
Commercial & industrial	(1,840)	(158)	(1,998)	(3,877)	240	(3,637)
Total commercial	(1,986)	1,782	(204)	(3,979)	2,668	(1,311)
Residential real estate	2,639	(549)	2,090	5,031	(1,771)	3,260
Home equity	(3)	22	19	(90)	(137)	(227)
Other	(60)	(10)	(70)	(97)	(20)	(117)
Total consumer	(63)	12	(51)	(187)	(157)	(344)
Total loans	590	1,245	1,835	865	740	1,605
Total interest income	465	2,809	3,274	972	2,830	3,802
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	24	149	173	61	86	147
NOW accounts	16	16	32	32	28	60
Money market accounts	218	369	587	394	93	487
Savings accounts	10	37	47	21	29	50
Time deposits (in-market)	306	(244)	62	584	(743)	(159)
Interest-bearing in-market deposits	574	327	901	1,092	(507)	585
Wholesale brokered demand deposits	46	—	46	45	—	45
Wholesale brokered time deposits	(176)	231	55	(275)	87	(188)
Wholesale brokered deposits	(130)	231	101	(230)	87	(143)
Total interest-bearing deposits	444	558	1,002	862	(420)	442
FHLB advances	(785)	197	(588)	(1,540)	(184)	(1,724)
Junior subordinated debentures	—	46	46	—	51	51
Total interest expense	(341)	801	460	(678)	(553)	(1,231)
Net interest income (FTE)	$806	$2,008	$2,814	$1,650	$3,383	$5,033

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate of expected lifetime credit losses as of the reporting date and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

The Corporation recorded a negative provision for credit losses (or a benefit) of $3.0 million for the three months ended June 30, 2022, compared to no provision for the same period in 2021, For the six months ended June 30, 2022, the Corporation recorded a negative provision for credit losses (or a benefit) of $2.9 million, compared to a negative provision (or a benefit) of $2.0 million for the same period in 2021. The negative provision in 2022 reflected a continuation of low loss rates, strong asset and credit quality metrics, as well as our current estimate of forecasted economic conditions. The negative

Management's Discussion and Analysis
provision in 2021 reflected an improvement in forecasted economic conditions following higher credit provisioning in 2020, which was attributable to the emergence of the COVID-19 pandemic.

Net recoveries totaled $10 thousand and $158 thousand, respectively, in the three and six months ended June 30, 2022, compared to net charge-offs of $258 thousand and $276 thousand, respectively, for the same periods in 2021.

The ACL on loans was $36.3 million, or 0.81% of total loans, at June 30, 2022, compared to an ACL on loans of $39.1 million, or 0.91% of total loans, at December 31, 2021.

See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2022	2021	$	%	2022	2021	$	%
Noninterest income:
Wealth management revenues	$10,066	$10,428	($362)	(3%)	$20,597	$20,323	$274	1%
Mortgage banking revenues	2,082	5,994	(3,912)	(65)	5,583	17,921	(12,338)	(69)
Card interchange fees	1,303	1,316	(13)	(1)	2,467	2,449	18	1
Service charges on deposit accounts	763	635	128	20	1,431	1,244	187	15
Loan related derivative income	669	1,175	(506)	(43)	970	1,642	(672)	(41)
Income from bank-owned life insurance	615	607	8	1	1,216	1,163	53	5
Other income	354	438	(84)	(19)	747	1,825	(1,078)	(59)
Total noninterest income	$15,852	$20,593	($4,741)	(23%)	$33,011	$46,567	($13,556)	(29%)

Noninterest Income Analysis
Revenue from wealth management services represented 62% of total noninterest income for the six months ended June 30, 2022, compared to 44% for the same period in 2021. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2022	2021	$	%	2022	2021	$	%
Wealth management revenues:
Asset-based revenues	$9,641	$9,991	($350)	(4%)	$19,852	$19,574	$278	1%
Transaction-based revenues	425	437	(12)	(3)	745	749	(4)	(1)
Total wealth management revenues	$10,066	$10,428	($362)	(3%)	$20,597	$20,323	$274	1%

Wealth management revenues for the three months ended June 30, 2022 decreased by $362 thousand, or 3%, from the same period in 2021, reflecting a decrease in asset-based revenues. Wealth management revenues for the for the six months ended June 30, 2022 increased by $274 thousand, or 1% from the comparable period in 2021, reflecting growth in asset-based revenues. The change in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three months ended June 30, 2022 decreased by approximately 3% from the average balance for the same period

Management's Discussion and Analysis
in 2021. For the six months ended June 30, 2022, the average balance of AUA increased by 2% from the average balance for the same period in 2021.

The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2022	2021	2022	2021
Wealth management assets under administration:
Balance at the beginning of period	$7,492,893	$7,049,226	$7,784,211	$6,866,737
Net investment appreciation (depreciation) & income	(816,290)	368,383	(1,205,023)	577,336
Net client asset inflows (outflows)	(26,506)	23,910	70,909	(2,554)
Balance at the end of period	$6,650,097	$7,441,519	$6,650,097	$7,441,519

Wealth management AUA amounted to $6.7 billion at June 30, 2022. Wealth management AUA balances declined in 2022, primarily due to net investment depreciation as a result of recent declines in the financial markets.

Mortgage banking revenues represented 17% of total noninterest income for the six months ended June 30, 2022, compared to 38% for the same period in 2021. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2022	2021	$	%	2022	2021	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$1,917	$8,562	($6,645)	(78%)	$5,244	$22,307	($17,063)	(76%)
Changes in fair value, net (2)	(330)	(2,543)	2,213	87	(572)	(4,431)	3,859	87
Loan servicing fee income, net (3)	495	(25)	520	2,080	911	45	866	1,924
Total mortgage banking revenues	$2,082	$5,994	($3,912)	(65%)	$5,583	$17,921	($12,338)	(69%)

Loans sold to the secondary market (4)	$79,741	$290,558	($210,817)	(73%)	$209,869	$582,577	($372,708)	(64%)
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

For the three and six months ended June 30, 2022, mortgage banking revenues were down by $3.9 million and $12.3 million, respectively, compared to the same periods in 2021. The decline in mortgage banking revenues was mainly attributable to a decline in sales volume and a reduction in the sales yield from the previously elevated level in the first half of 2021. Mortgage loans sold to the secondary market totaled $79.7 million and $209.9 million, respectively, for the three and six months ended June 30, 2022, compared to $290.6 million and $582.6 million, respectively, for the same periods in 2021, reflecting an overall reduction in mortgage origination and sales activity, as well as a shift to a higher proportion of loans originated for retention in portfolio in 2022. The decline in mortgage banking revenues was partially offset by changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline. In addition, the decline in mortgage banking revenues was partially offset by higher net loan servicing fee income associated with loans sold with servicing retained. The increase in net loan servicing fee income was largely due to lower amortization of servicing rights, reflecting lower prepayment speeds on the serviced mortgage portfolio.

For the three and six months ended June 30, 2022, loan related derivative income decreased by $506 thousand and $672 thousand, respectively, from the comparable periods in 2021, reflecting changes in fair value of loan related derivative contracts.

Management's Discussion and Analysis

Other income for the six months ended June 30, 2022 decreased by $1.1 million from the same period in 2021, due to $1.0 million of income associated with a litigation settlement that was recognized in the first quarter of 2021.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2022	2021	$	%	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$20,381	$22,082	($1,701)	(8%)	$41,383	$43,609	($2,226)	(5%)
Outsourced services	3,375	3,217	158	5	6,617	6,417	200	3
Net occupancy	2,174	2,042	132	6	4,474	4,170	304	7
Equipment	938	975	(37)	(4)	1,856	1,969	(113)	(6)
Legal, audit and professional fees	677	678	(1)	—	1,447	1,275	172	13
FDIC deposit insurance costs	402	374	28	7	768	719	49	7
Advertising and promotion	724	560	164	29	1,075	782	293	37
Amortization of intangibles	216	225	(9)	(4)	433	451	(18)	(4)
Debt prepayment penalties	—	895	(895)	(100)	—	4,230	(4,230)	(100)
Other	2,190	1,964	226	12	4,243	4,103	140	3
Total noninterest expense	$31,077	$33,012	($1,935)	(6%)	$62,296	$67,725	($5,429)	(8%)

Noninterest Expense Analysis
Salaries and employee benefits expense for the three and six months ended June 30, 2022 decreased by $1.7 million and $2.2 million, respectively, compared to the same periods in 2021. This reflected volume-related decreases in mortgage originator compensation expense and lower performance and share-based compensation accruals, partially offset by annual merit increases.

Debt prepayment penalty expense for the three and six months ended June 30, 2021 totaled $895 thousand and $4.2 million, due to the prepayment of higher-yielding FHLB advances. There were no such debt prepayments in the comparable periods in 2022.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2022	2021	2022	2021
Income tax expense	$5,333	$4,875	$9,781	$10,536
Effective income tax rate	21.1%	21.8%	21.2%	21.7%

The effective income tax rates for the three and six months ended June 30, 2022 and 2021 differed from the federal rate of 21%, primarily due to state income tax expense, partially offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax expense or benefits associated with the settlement of share-based awards.

The decrease in the effective tax rate for the three and six months ended June 30, 2022 compared to the same periods in 2021 largely reflected an increase in benefits from federal tax credits and a decrease in state tax expense, partially offset by a decrease in benefits from tax-exempt income.

The Corporation’s net deferred tax assets amounted to $45.1 million at June 30, 2022, compared to $14.0 million at December 31, 2021. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable

Management's Discussion and Analysis
temporary differences or by offsetting projected future taxable income. Net deferred tax assets increased in 2022, largely reflecting an increase in the deferred tax asset associated with the temporary decline in fair value of securities available for sale.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2022	2021	$	%	2022	2021	$	%
Net interest income	$37,563	$34,768	$2,795	8%	$72,671	$67,652	$5,019	7%
Provision for credit losses	(3,000)	—	(3,000)	100	(2,900)	(2,000)	(900)	45
Net interest income after provision for credit losses	40,563	34,768	5,795	17	75,571	69,652	5,919	8
Noninterest income	5,619	10,079	(4,460)	(44)	12,131	25,070	(12,939)	(52)
Noninterest expense	23,211	25,010	(1,799)	(7)	46,532	52,252	(5,720)	(11)
Income before income taxes	22,971	19,837	3,134	16	41,170	42,470	(1,300)	(3)
Income tax expense	4,748	4,250	498	12	8,545	9,085	(540)	(6)
Net income	$18,223	$15,587	$2,636	17%	$32,625	$33,385	($760)	(2%)

Net interest income for the Commercial Banking segment for the three and six months ended June 30, 2022, increased by $2.8 million and $5.0 million, respectively, from the same periods in 2021. Net interest income largely benefited from higher yields on and growth in average interest-earning assets, as well as a reduction in average wholesale funding balances.

The negative provision for credit losses recognized in three and six months ended June 30, 2022 reflected a continuation of low loss rates, strong asset and credit quality metrics, as well as our current estimate of forecasted economic conditions. In 2021, the negative provision reflected an improvement in forecasted economic conditions following higher credit provisioning in 2020, which was attributable to the emergence of the COVID-19 pandemic.

Noninterest income derived from the Commercial Banking segment for the three and six months ended June 30, 2022 was down by $4.5 million and $12.9 million, respectively, from the comparable periods in 2021, primarily due to lower mortgage banking revenues. Noninterest income also included a decline in loan related derivative income. See additional discussion regarding mortgage banking revenues and loan related derivative income under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three and six months ended June 30, 2022 were down by $1.8 million and $5.7 million, respectively, from the same periods in 2021, largely reflecting decreases in debt prepayment penalties and salaries and employee benefits expense. See additional discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis
Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2022	2021	$	%	2022	2021	$	%
Net interest expense	($48)	($14)	($34)	243%	($65)	($27)	($38)	141%
Noninterest income	10,233	10,514	(281)	(3)	20,880	21,497	(617)	(3)
Noninterest expense	7,866	8,002	(136)	(2)	15,764	15,473	291	2
Income before income taxes	2,319	2,498	(179)	(7)	5,051	5,997	(946)	(16)
Income tax expense	585	625	(40)	(6)	1,236	1,451	(215)	(15)
Net income	$1,734	$1,873	($139)	(7%)	$3,815	$4,546	($731)	(16%)

For the three and six months ended June 30, 2022, noninterest income derived from the Wealth Management Services segment decreased by $281 thousand and $617 thousand, respectively, from the same periods in 2021. The year-over-year decrease in second quarter noninterest income was due to a decrease in asset-based revenues. The decline in year-to-date revenues was attributable to income of $1.0 million associated with a litigation settlement that was recognized in the first quarter of 2021. See further discussion under the caption “Noninterest Income” above.

For the three and six months ended June 30, 2022, noninterest expenses for the Wealth Management Services segment decreased by $136 thousand and increased by $291 thousand, respectively, from the comparable periods in 2021. These included modest changes across a variety of noninterest expense categories.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	June 30, 2022	December 31, 2021	$	%
Cash and due from banks	$95,544	$175,259	($79,715)	(45%)
Total securities	1,020,469	1,042,859	(22,390)	(2)
Total loans	4,479,822	4,272,925	206,897	5
Allowance for credit losses on loans	36,317	39,088	(2,771)	(7)
Total assets	5,982,891	5,851,127	131,764	2
Total deposits	5,006,629	4,980,051	26,578	1
FHLB advances	328,000	145,000	183,000	126
Total shareholders’ equity	476,634	564,808	(88,174)	(16)

Total assets amounted to $6.0 billion at June 30, 2022, up by $131.8 million, or 2%, from the end of 2021.

Cash and due from banks balances declined by $79.7 million, or 45%, from the end of 2021, including a reduction in cash collateral pledged to derivative counterparties and lower cash balances with correspondent banks. See Note 9 to the Unaudited Consolidated Financial Statements for additional disclosure regarding derivative financial instruments.

The securities portfolio decreased by $22.4 million, or 2%, from the end of 2021, reflecting a temporary decline in fair value and routine pay-downs on mortgage-backed securities, partially offset by purchases of debt securities.

Total loans increased by $206.9 million, or 5%, from the end of 2021, as loan originations were partially offset by payoffs, pay-downs and PPP loans that were forgiven by the SBA.

Management's Discussion and Analysis
Total deposits increased by $26.6 million, or 1%, from the end of 2021, with an increase of $83.1 million, or 2%, in in-market deposits partially offset by a decrease of $56.5 million, or 11%, in wholesale brokered deposits. FHLB advances increased by $183.0 million, or 126%, from December 31, 2021. Higher levels of wholesale funding were utilized to fund balance sheet growth.

Shareholders’ equity decreased by $88.2 million, or 16%, largely reflecting a decline in the AOCL component of shareholders' equity due to a temporary decrease in the fair value of available for sale securities and cash flow hedges.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2022 and December 31, 2021, management did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis
Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$189,430	19%	$196,454	19%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	810,791	79	824,962	79
Individual name issuer trust preferred debt securities	8,695	1	9,138	1
Corporate bonds	11,553	1	12,305	1
Total available for sale debt securities	$1,020,469	100%	$1,042,859	100%

The securities portfolio amounted to $1.0 billion, or 17% of total assets, as of June 30, 2022 compared to $1.0 billion, or 18% of total assets, as of December 31, 2021. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio decreased by $22.4 million, or 2%, from the end of 2021, reflecting a temporary decline in the fair value of available for sale securities and routine pay-downs on mortgage-backed securities. These decreases were partially offset by purchases of U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, totaling $167.1 million, with a weighted average yield of 3.22%.

The carrying amount of available for sale debt securities included net unrealized losses of $121.3 million and $8.9 million, respectively, as of June 30, 2022 and December 31, 2021. The decline in fair value of available for sale debt securities from the end of 2021 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and attributable to relative changes in interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $4.5 billion at June 30, 2022, up by $206.9 million, or 4.8%, from the end of 2021, reflecting growth in the residential real estate portfolio partially offset by a decline in the commercial loan portfolio.

The following is a summary of loans:

(Dollars in thousands)	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,609,618	36%	$1,639,062	38%
Commercial & industrial (2)	620,270	14	641,555	15
Total commercial	2,229,888	50	2,280,617	53
Residential Real Estate:
Residential real estate (3)	1,966,341	44	1,726,975	40
Consumer:
Home equity	267,785	6	247,697	6
Other (4)	15,808	—	17,636	1
Total consumer	283,593	6	265,333	7
Total loans	$4,479,822	100%	$4,272,925	100%
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

Management's Discussion and Analysis
COVID-19 Pandemic Related
The Corporation elected to account for eligible loan modifications under Section 4013 of the CARES Act, as amended by the CRRSA Act. Eligible loan modifications from March 1, 2020 through January 1, 2022 made in response to the COVID-19 pandemic were not required to be classified as TDRs. During this period of time, we processed loan payment deferral modifications, or “deferments”, on 654 loans totaling $727.7 million. The vast majority of the deferments qualified as eligible loan modifications and were not classified as TDRs. All of these loans with qualified deferments exited their payment deferral period prior to March 31, 2022.

Commercial Loans
The commercial loan portfolio represented 50% of total loans at June 30, 2022.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $445.8 million and $451.6 million, respectively, at June 30, 2022 and December 31, 2021. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
CRE loans totaled $1.6 billion at June 30, 2022, down by $29.4 million, or 2%, from the balance at December 31, 2021. Included in CRE loans were construction and development loans with carrying values of $107.6 million and $122.4 million, respectively, as of June 30, 2022 and December 31, 2021. For the six months ended June 30, 2022, CRE payoffs and pay-downs of approximately $220 million were partially offset by loan originations and advances.

Shared national credit balances outstanding included in the CRE loan portfolio totaled $6.0 million at June 30, 2022. The balance was included in the pass-rated category of commercial loan credit quality and current with respect to contractual payment terms at June 30, 2022.

The following table presents a summary of CRE loans by property location:

(Dollars in thousands)	June 30, 2022		December 31, 2021
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$601,405	37%	$643,182	39%
Massachusetts	461,005	29	464,018	28
Rhode Island	387,498	24	408,496	25
Subtotal	1,449,908	90	1,515,696	92
All other states	159,710	10	123,366	8
Total	$1,609,618	100%	$1,639,062	100%

Management's Discussion and Analysis
The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	June 30, 2022			December 31, 2021
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	125	$428,883	27%	127	$474,229	29%
Retail	112	352,688	22	121	389,487	24
Office	58	226,788	14	57	216,602	13
Hospitality	32	193,194	12	31	184,990	11
Industrial and warehouse	38	162,196	10	35	137,254	8
Healthcare	15	130,761	8	13	128,189	8
Commercial mixed use	19	38,974	2	20	38,978	2
Other	35	76,134	5	36	69,333	5
Total CRE loans	434	$1,609,618	100%	440	$1,639,062	100%

Average CRE loan size		$3,709			$3,725
Largest individual CRE loan outstanding		$39,685			$39,945

Commercial and Industrial Loans
C&I loans amounted to $620.3 million at June 30, 2022, down by $21.3 million, or 3%, from the balance at December 31, 2021. This included a net reduction in PPP loans of $36.1 million. Excluding PPP loans, C&I loans increased by approximately $14.9 million, with loan originations and advances of $48 million, partially offset by payoffs and pay-downs.

As of June 30, 2022, the carrying value of PPP loans was $1.9 million and included net unamortized loan origination fee balances of $83 thousand. The carrying value of PPP loans at December 31, 2021 was $38.0 million.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $41.7 million at June 30, 2022. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at June 30, 2022.

Management's Discussion and Analysis
The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	June 30, 2022			December 31, 2021
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	64	$171,946	28%	101	$174,376	27%
Owner occupied and other real estate	165	73,366	12	185	72,957	11
Manufacturing	54	56,345	9	65	55,341	9
Educational services	19	50,769	8	28	52,211	8
Retail	62	47,670	8	79	47,290	7
Finance and insurance	62	38,320	6	59	31,279	5
Transportation and warehousing	24	33,709	5	31	35,064	5
Entertainment and recreation	27	27,696	4	37	32,087	5
Information	8	22,464	4	14	25,045	4
Accommodation and food services	49	17,062	3	114	28,320	4
Professional, scientific and technical	35	5,972	1	69	8,912	1
Public administration	14	4,777	1	16	5,441	1
Other	182	70,174	11	281	73,232	13
Total C&I loans	765	$620,270	100%	1,079	$641,555	100%

Average C&I loan size		$811			$595
Largest individual C&I loan outstanding		$27,666			$18,721

Residential Real Estate Loans
The residential real estate loan portfolio represented 44% of total loans at June 30, 2022.

Residential real estate loans held in portfolio amounted to $2.0 billion at June 30, 2022, up by $239.4 million, or 14%, from the balance at December 31, 2021, reflecting a higher proportion of loans originated for portfolio.

The following is a summary of residential real estate mortgages by property location:

(Dollars in thousands)	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,404,149	71%	$1,207,789	70%
Rhode Island	402,015	21	365,831	21
Connecticut	136,874	7	132,430	8
Subtotal	1,943,038	99	1,706,050	99
All other states	23,303	1	20,925	1
Total (1)	$1,966,341	100%	$1,726,975	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $66.2 million and $78.7 million, respectively, as of June 30, 2022 and December 31, 2021.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Management's Discussion and Analysis
The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Six Months
Periods ended June 30,	2022		2021		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$263,762	75%	$244,821	50%	$428,163	69%	$376,612	40%
Originations for sale to the secondary market (2)	86,459	25	244,562	50	193,078	31	553,887	60
Total	$350,221	100%	$489,383	100%	$621,241	100%	$930,499	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Six Months
Periods ended June 30,	2022		2021		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$23,478	29%	$235,280	81%	$38,105	18%	$461,925	79%
Loans sold with servicing rights released (1)	56,263	71	55,278	19	171,764	82	120,652	21
Total	$79,741	100%	$290,558	100%	$209,869	100%	$582,577	100%
(1)Includes brokered loans (loans originated for others).

Residential real estate loan origination, refinancing and sales activity decreased year-over-year in response to increases in market interest rates.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $9.2 million and $9.8 million, respectively, as of June 30, 2022 and December 31, 2021. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.5 billion as of both June 30, 2022 and December 31, 2021.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at June 30, 2022. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 60% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $283.6 million at June 30, 2022, up by $18.3 million, or 7%, from December 31, 2021, reflecting increases in home equity lines and loans. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $9.1 million and $9.4 million, respectively, at June 30, 2022 and December 31, 2021.

Management's Discussion and Analysis
Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Jun 30, 2022	Dec 31, 2021
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	11,815	13,576
Consumer:
Home equity	599	627
Other	—	—
Total consumer	599	627
Total nonaccrual loans	12,414	14,203
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$12,414	$14,203

Nonperforming assets to total assets	0.21%	0.24%
Nonperforming loans to total loans	0.28%	0.33%
Total past due loans to total loans	0.19%	0.24%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets decreased by $1.8 million from December 31, 2021, reflecting a decline in nonaccrual loans.

Nonaccrual Loans
During the six months ended June 30, 2022, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
For the periods ended June 30,	2022	2021	2022	2021
Balance at beginning of period	$12,589	$12,983	$14,203	$13,197
Additions to nonaccrual status	158	537	585	1,271
Loans returned to accruing status	(236)	(874)	(299)	(877)
Loans charged-off	(23)	(317)	(59)	(381)
Payments, payoffs and other changes	(74)	(1,848)	(2,016)	(2,729)
Balance at end of period	$12,414	$10,481	$12,414	$10,481

Management's Discussion and Analysis
The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2022				December 31, 2021
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$—	$—	$—	—%
Commercial & industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—
Residential Real Estate:
Residential real estate	4,612	7,203	11,815	0.60	4,662	8,914	13,576	0.79
Consumer:
Home equity	177	422	599	0.22	108	519	627	0.25
Other	—	—	—	—	—	—	—	—
Total consumer	177	422	599	0.21	108	519	627	0.24
Total nonaccrual loans	$4,789	$7,625	$12,414	0.28%	$4,770	$9,433	$14,203	0.33%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2022.

As of both June 30, 2022 and December 31, 2021, the composition of nonaccrual loans was 100% residential and consumer.

Nonaccrual residential real estate mortgage loans amounted to $11.8 million at June 30, 2022, down by $1.8 million from the end of 2021. As of June 30, 2022, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut and Rhode Island. Included in total nonaccrual residential real estate loans at June 30, 2022 were four loans purchased for portfolio and serviced by others amounting to $1.2 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectability of nonperforming loans.

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

As of June 30, 2022, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

See Note 2 for discussion on ASU No. 2022-02, a recently issued accounting pronouncement that is pending adoption. ASU No. 2022-02, which becomes effective on January 1, 2023, updates the accounting treatment and related disclosure requirements for TDRs. As noted above under the caption “Loans,” the Corporation elected to account for eligible loan

Management's Discussion and Analysis
modifications under Section 4013 of the CARES Act, as amended by the CRRSA Act. Loan modifications that did not qualify for the TDR accounting relief provided under the CARES Act were classified as TDRs.

The following table sets forth information on TDRs as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Jun 30, 2022	Dec 31, 2021
Accruing TDRs
Commercial:
Commercial real estate	$4,039	$10,603
Commercial & industrial	2,792	2,792
Total commercial	6,831	13,395
Residential Real Estate:
Residential real estate	2,216	2,372
Consumer:
Home equity	560	561
Other	—	—
Total consumer	560	561
Accruing TDRs	9,607	16,328
Nonaccrual TDRs
Commercial:
Commercial real estate	—	—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	2,835	2,748
Consumer:
Home equity	71	71
Other	—	—
Total consumer	71	71
Nonaccrual TDRs	2,906	2,819
Total TDRs	$12,513	$19,147

As of June 30, 2022 and December 31, 2021, the composition of TDRs was 55% commercial and 45% residential and consumer, compared to 70% commercial and 30% residential and consumer at December 31, 2021.

TDRs amounted to $12.5 million at June 30, 2022, down by $6.6 million from the end of 2021, largely due to a pay-down on one CRE TDR loan.

The ACL included specific reserves for TDRs of $143 thousand at June 30, 2022, compared to $148 thousand at December 31, 2021.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	June 30, 2022		December 31, 2021
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$—	—%
Commercial & industrial	7	—	3	—
Total commercial	7	—	3	—
Residential Real Estate:
Residential real estate	7,794	0.40	9,622	0.56
Consumer:
Home equity	728	0.27	765	0.31
Other	28	0.18	21	0.12
Total consumer	756	0.27	786	0.30
Total past due loans	$8,557	0.19%	$10,411	0.24%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of both June 30, 2022 and December 31, 2021, the composition of past due loans (loans past due 30 days or more) was 100% residential and consumer. Total past due loans decreased by $1.9 million from the end of 2021.

Total past due loans included $6.8 million of nonaccrual loans as of June 30, 2022, compared to $9.4 million as of December 31, 2021.

All loans 90 days or more past due at June 30, 2022 and December 31, 2021 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at June 30, 2022 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

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

Management has identified two loans associated with one C&I relationship with carrying values totaling $741 thousand as potential problem loans at June 30, 2022. These two loans were current with respect to payment terms at June 30, 2022. There were no potential problem loans identified at December 31, 2021.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	June 30, 2022			December 31, 2021
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$14,438	$670	4.64%	$21,080	$682	3.24%
Pooled (collectively evaluated) loans	4,465,384	35,647	0.80	4,251,845	38,406	0.90
Total	$4,479,822	$36,317	0.81%	$4,272,925	$39,088	0.91%

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

The ACL on loans amounted to $36.3 million at June 30, 2022, down by $2.8 million from the balance at December 31, 2021. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.81% at June 30, 2022, compared to 0.91% at December 31, 2021.

For the three and six months ended June 30, 2022, the Corporation recorded a negative provision for credit losses (of a benefit) of $3.0 million and $2.9 million, respectively, reflecting a continuation of low loss rates, strong asset and credit quality metrics, as well as our current estimate of forecasted economic conditions.

Net recoveries totaled $10 thousand and $158 thousand, respectively, for the three and six months ended June 30, 2022.

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

(Dollars in thousands)	June 30, 2022			December 31, 2021
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$17,197	1.07%	36%	$18,933	1.16%	38%
Commercial & industrial	10,332	1.67	14	10,832	1.69	15
Total commercial	27,529	1.23	50	29,765	1.31	53
Residential Real Estate:
Residential real estate	7,308	0.37	44	7,860	0.46	40
Consumer:
Home equity	1,040	0.39	6	1,069	0.43	6
Other	440	2.78	—	394	2.23	1
Total consumer	1,480	0.52	6	1,463	0.55	7
Total allowance for credit losses on loans at end of period	$36,317	0.81%	100%	$39,088	0.91%	100%
(1)Percentage of loans outstanding in respective category to total loans outstanding.

Sources of Funds
Our sources of funds include in-market deposits, wholesale brokered deposits, FHLB advances, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  The Corporation uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

Deposits
The Corporation offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank, as well as an ongoing stream of fee revenue.

The Bank is a participant in the DDM program, ICS program and the CDARS program. The Bank uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or time deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional wholesale brokered deposits.

Management's Discussion and Analysis
The following table presents a summary of deposits:

(Dollars in thousands)			Change
	June 30, 2022	December 31, 2021	$	%
Noninterest-bearing demand deposits	$888,981	$945,229	($56,248)	(6%)
Interest-bearing demand deposits (in market)	258,451	251,032	7,419	3
NOW accounts	887,678	867,138	20,540	2
Money market accounts	1,139,676	1,072,864	66,812	6
Savings accounts	572,251	555,177	17,074	3
Time deposits (in-market)	800,898	773,383	27,515	4
In-market deposits	4,547,935	4,464,823	83,112	2
Wholesale brokered demand deposits	31,003	—	31,003	100
Wholesale brokered time deposits	427,691	515,228	(87,537)	(17)
Wholesale brokered deposits	458,694	515,228	(56,534)	(11)
Total deposits	$5,006,629	$4,980,051	$26,578	1%

In-market deposits were up by $83.1 million, or 2%, from the balance at December 31, 2021, while wholesale brokered deposits declined by $56.5 million, or 11%. Total deposits amounted to $5.0 billion at June 30, 2022, up by $26.6 million, or 1%, from December 31, 2021.

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes.

FHLB advances totaled $328.0 million at June 30, 2022, up by $183.0 million, or 126%, from the balance at the end of 2021, as higher levels of wholesale funding were utilized to fund balance sheet growth.

For additional information regarding FHLB advances see Note 7 to the Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 79% of total average assets in the six months ended June 30, 2022.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

Management's Discussion and Analysis
The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$1,299,418	$1,642,377
Federal Reserve Bank of Boston (2)	16,277	16,919
Unencumbered investment securities	721,042	702,963
Total	$2,036,737	$2,362,259
(1)As of June 30, 2022 and December 31, 2021, loans with a carrying value of $2.2 billion and $2.2 billion, respectively, and securities available for sale with carrying values of $114.1 million and $163.2 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of June 30, 2022 and December 31, 2021, loans with a carrying value of $7.4 million and $8.2 million, respectively, and securities available for sale with a carrying value of $12.7 million and $13.5 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB, as well as a $102.0 million standby letter of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the six months ended June 30, 2022.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $51.6 million for the six months ended June 30, 2022, reflecting net income of $36.4 million and mortgage banking related adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $312.7 million for the six months ended June 30, 2022, reflecting outflows to fund purchases of debt securities, an increase in loans and a purchase of BOLI. These outflows were partially offset by net inflows from maturities, calls and principal payments of debt securities. For the six months ended June 30, 2022, net cash provided by financing activities amounted to $181.2 million, with a net increase in FHLB advances and growth in deposits, partially offset by the payment of dividends to shareholders and purchases of treasury stock. See the Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $476.6 million at June 30, 2022, down by $88.2 million from December 31, 2021. The decline reflected a decrease of $98.1 million in the AOCL component of shareholders' equity, due to a temporary decrease in the fair value of available for sale debt securities and cash flow hedges reflecting relative changes in market interest rates. In addition, the change in shareholders’ equity also included $18.9 million in dividend declarations and a net increase in treasury stock repurchases of $7.3 million, partially offset by net income of $36.4 million.

The Corporation declared a quarterly dividend of 54 cents per share for the three months ended June 30, 2022, compared to 52 cents per share declared for the same period in 2021. On a year-to-date basis, dividend declarations totaled $1.08 per share in 2022, compared to $1.04 per share in 2021.

The ratio of total equity to total assets was 7.97% at June 30, 2022, compared to a ratio of 9.65% at December 31, 2021.  Book value per share at June 30, 2022 and December 31, 2021 was $27.73 and $32.59, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with a total risk-based capital ratio of 13.51% at June 30, 2022, compared to 14.01% at December 31, 2021. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements and the election of the ASC 326 phase-in option provided by regulatory guidance, which phases in the impact of ASC 326 on regulatory capital over a three-year period that commenced January 1, 2022.

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

Management's Discussion and Analysis
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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2022 and December 31, 2021, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and NIM over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2022 and December 31, 2021.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are

Management's Discussion and Analysis
assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2022		December 31, 2021
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.17)%	(4.39)%	(1.32)%	(5.42)%
100 basis point rate increase	1.64	0.13	3.34	3.91
200 basis point rate increase	3.78	0.85	6.87	8.18
300 basis point rate increase	5.90	1.08	10.32	11.72

The ALCO estimates that negative exposure of net interest income to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid on deposits.  If market interest rates were to fall and remain lower for a sustained period, certain core savings and time deposit rates could decline more slowly and by a lesser amount than other market interest rates.  Asset yields would likely decline more rapidly than deposit costs as current asset holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market interest rates fall.

The ALCO estimates that positive exposure of net interest income to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles.

The relative change in interest rate sensitivity to rising rates from December 31, 2021 as shown in the above table was largely attributable to a higher level of longer-term fixed rate assets at June 30, 2022. Fixed rate assets would not reprice upward in a rising rate environment.

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

Management's Discussion and Analysis
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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2022 and December 31, 2021 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$9,096	($18,386)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	60,272	(115,866)
Trust preferred debt and other corporate debt securities	(37)	42
Total change in market value as of June 30, 2022	$69,331	($134,210)
Total change in market value as of December 31, 2021	$10,166	($119,505)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2022.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of the Corporation’s shares of common stock in the second quarter of 2022:

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under plans
April 1 - 30, 2022	—	$—	—	850,000
May 1 - 31, 2022	57,499	48.52	57,499	792,501
June 1 - 30, 2022	117,909	49.13	117,909	674,592
Total	175,408	$48.93	175,408	674,592

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 4, 2022	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 4, 2022	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	August 4, 2022	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller
(principal accounting officer)