Form 10-Q
period 2022-09-30
WASHINGTON TRUST BANCORP INC
filed 2022-11-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	September 30, 2022	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of October 31, 2022 was 17,180,903.

Glossary of Acronyms and Terms
The following is a list of acronyms and terms that are used throughout this Quarterly Report on Form 10-Q:

2013 Plan	Washington Trust Bancorp, Inc.'s 2013 Stock Option and Incentive Plan
2021 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program adopted on November 10, 2021
2022 Long Term Incentive Plan	Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan
ACL	Allowance for credit losses
ALCO	Asset/Liability Committee
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BOLI	Bank-owned life insurance
C&I	Commercial and industrial
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CDARS	Certificate of Deposit Account Registry Service
Corporation	The Bancorp and its subsidiaries
CRE	Commercial real estate
CRRSA Act	Coronavirus Response and Relief Supplemental Appropriations Act
DCF	Discounted cash flow
DDM	Demand Deposit Marketplace
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Boston
FICO	Fair Isaac Corporation
FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross domestic product
HPI	National home price index
ICS	Insured Cash Sweep
LTV	Loan to value
NIM	Net interest margin
NUR	National unemployment rate
OREO	Property acquired through foreclosure or repossession
PPP	Paycheck Protection Program
ROU	Right-of-use
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
Washington Trust	The Bancorp and its subsidiaries

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	September 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$130,066	$175,259
Short-term investments	2,773	3,234
Mortgage loans held for sale, at fair value	24,054	40,196
Available for sale debt securities, at fair value (amortized cost of $1,165,816, net of allowance for credit losses on securities of $0 at September 30, 2022; and amortized cost of $1,051,800; net of allowance for credit losses on securities of $0 at December 31, 2021)	982,573	1,042,859
Federal Home Loan Bank stock, at cost	32,940	13,031
Loans:
Total loans	4,848,873	4,272,925
Less: allowance for credit losses on loans	36,863	39,088
Net loans	4,812,010	4,233,837
Premises and equipment, net	30,152	28,908
Operating lease right-of-use assets	27,788	26,692
Investment in bank-owned life insurance	101,491	92,592
Goodwill	63,909	63,909
Identifiable intangible assets, net	4,766	5,414
Other assets	195,529	125,196
Total assets	$6,408,051	$5,851,127
Liabilities:
Deposits:
Noninterest-bearing deposits	$938,572	$945,229
Interest-bearing deposits	4,131,285	4,034,822
Total deposits	5,069,857	4,980,051
Federal Home Loan Bank advances	700,000	145,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	30,189	29,010
Other liabilities	153,050	109,577
Total liabilities	5,975,777	5,286,319
Commitments and contingencies (Note 17)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,171,147 shares outstanding at September 30, 2022 and 17,363,457 shares issued and 17,330,818 shares outstanding at December 31, 2021	1,085	1,085
Paid-in capital	127,055	126,511
Retained earnings	485,163	458,310
Accumulated other comprehensive loss	(171,755)	(19,981)
Treasury stock, at cost; 192,310 shares at September 30, 2022 and 32,639 shares at December 31, 2021	(9,274)	(1,117)
Total shareholders’ equity	432,274	564,808
Total liabilities and shareholders’ equity	$6,408,051	$5,851,127
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2022	2021	2022	2021
	Interest income:
	Interest and fees on loans	$45,125	$35,691	$115,657	$104,670
	Interest on mortgage loans held for sale	361	298	851	1,144
	Taxable interest on debt securities	6,061	3,683	15,209	10,366
	Dividends on Federal Home Loan Bank stock	88	95	218	338
	Other interest income	503	56	769	121
	Total interest and dividend income	52,138	39,823	132,704	116,639
	Interest expense:
	Deposits	6,656	2,789	13,722	9,413
	Federal Home Loan Bank advances	3,234	872	3,891	3,253
	Junior subordinated debentures	206	92	443	278
	Total interest expense	10,096	3,753	18,056	12,944
	Net interest income	42,042	36,070	114,648	103,695
	Provision for credit losses	800	—	(2,100)	(2,000)
	Net interest income after provision for credit losses	41,242	36,070	116,748	105,695
	Noninterest income:
	Wealth management revenues	9,525	10,455	30,122	30,778
	Mortgage banking revenues	2,047	6,373	7,630	24,294
	Card interchange fees	1,287	1,265	3,754	3,714
	Service charges on deposit accounts	819	673	2,250	1,917
	Loan related derivative income	1,041	728	2,011	2,370
	Income from bank-owned life insurance	684	618	1,900	1,781
	Other income	400	408	1,147	2,233
	Total noninterest income	15,803	20,520	48,814	67,087
	Noninterest expense:
	Salaries and employee benefits	21,609	22,162	62,992	65,771
	Outsourced services	3,552	3,294	10,169	9,711
	Net occupancy	2,234	2,134	6,708	6,304
	Equipment	939	977	2,795	2,946
	Legal, audit and professional fees	693	767	2,140	2,042
	FDIC deposit insurance costs	430	482	1,198	1,201
	Advertising and promotion	799	559	1,874	1,341
	Amortization of intangibles	215	223	648	674
	Debt prepayment penalties	—	—	—	4,230
	Other expenses	2,596	1,922	6,839	6,025
	Total noninterest expense	33,067	32,520	95,363	100,245
	Income before income taxes	23,978	24,070	70,199	72,537
	Income tax expense	5,310	5,319	15,091	15,855
	Net income	$18,668	$18,751	$55,108	$56,682

	Net income available to common shareholders	$18,615	$18,697	$54,944	$56,520
	Weighted average common shares outstanding - basic	17,174	17,320	17,269	17,303
	Weighted average common shares outstanding - diluted	17,298	17,444	17,389	17,451
Per share information:	Basic earnings per common share	$1.08	$1.08	$3.18	$3.27
	Diluted earnings per common share	$1.08	$1.07	$3.16	$3.24
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2022	2021	2022	2021
Net income	$18,668	$18,751	$55,108	$56,682
Other comprehensive (loss) income, net of tax:
Net change in fair value of available for sale debt securities	(47,067)	(3,137)	(132,469)	(12,322)
Net change in fair value of cash flow hedges	(6,973)	(403)	(20,281)	(36)
Net change in defined benefit plan obligations	326	540	976	1,621
Total other comprehensive loss, net of tax	(53,714)	(3,000)	(151,774)	(10,737)
Total comprehensive (loss) income	($35,046)	$15,751	($96,666)	$45,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended September 30, 2022	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2022	17,190	$1,085	$126,079	$475,889	($118,041)	($8,378)	$476,634
Net income	—	—	—	18,668	—	—	18,668
Total other comprehensive loss, net of tax	—	—	—	—	(53,714)	—	(53,714)
Cash dividends declared ($0.54 per share)	—	—	—	(9,394)	—	—	(9,394)
Share-based compensation	—	—	976	—	—	—	976
Treasury stock purchased under 2021 Repurchase Program	(19)	—	—	—	—	(896)	(896)
Balance at September 30, 2022	17,171	$1,085	$127,055	$485,163	($171,755)	($9,274)	$432,274

For the nine months ended September 30, 2022	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	17,331	$1,085	$126,511	$458,310	($19,981)	($1,117)	$564,808
Net income	—	—	—	55,108	—	—	55,108
Total other comprehensive loss, net of tax	—	—	—	—	(151,774)	—	(151,774)
Cash dividends declared ($1.62 per share)	—	—	—	(28,255)	—	—	(28,255)
Share-based compensation	—	—	2,589	—	—	—	2,589
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	34	—	(2,045)	—	—	1,322	(723)
Treasury stock purchased under 2021 Repurchase Program	(194)	—	—	—	—	(9,479)	(9,479)
Balance at September 30, 2022	17,171	$1,085	$127,055	$485,163	($171,755)	($9,274)	$432,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

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

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Nine months ended September 30,	2022	2021
	Cash flows from operating activities:
	Net income	$55,108	$56,682
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	(2,100)	(2,000)
	Depreciation of premises and equipment	2,554	2,549
	Net amortization of premiums and discounts on debt securities and loans	2,485	2,742
	Amortization of intangibles	648	674
	Share-based compensation	2,589	2,705
	Tax benefit from stock option exercises and other equity awards	71	135
	Income from bank-owned life insurance	(1,900)	(1,781)
	Net gains on loan sales, including changes in fair value	(6,164)	(24,093)
	Proceeds from sales of loans, net	262,907	706,253
	Loans originated for sale	(242,153)	(634,451)
	(Increase) decrease in operating lease right-of-use assets	(1,096)	2,003
	Increase (decrease) in operating lease liabilities	1,179	(1,907)
	(Increase) decrease in other assets	(27,734)	34,107
	Increase (decrease) in other liabilities	25,451	(36,698)
	Net cash provided by operating activities	71,845	106,920
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(203,826)	(297,810)
	Available for sale debt securities: Other	(10,747)	(221,166)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	97,495	274,169
	Available for sale debt securities: Other	—	70,500
	Net (purchases) redemption of Federal Home Loan Bank stock	(19,909)	15,191
Purchases of other equity investments		(375)	—
	Net increase in loans	(571,950)	(80,021)
	Purchases of loans	(1,764)	(41,546)
	Purchases of premises and equipment	(3,824)	(2,166)
	Purchases of bank-owned life insurance	(7,000)	(7,000)
	Equity investment in real estate limited partnership	(1,861)	—
	Net cash used in investing activities	(723,761)	(289,849)
	Cash flows from financing activities:
	Net increase in deposits	89,806	679,789
	Proceeds from Federal Home Loan Bank advances	1,946,112	1,173,000
	Repayment of Federal Home Loan Bank advances	(1,391,112)	(1,544,267)
	Treasury stock purchased	(9,479)	—
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(723)	(165)
	Cash dividends paid	(28,342)	(27,308)
	Net cash provided by financing activities	606,262	281,049
	Net (decrease) increase in cash and cash equivalents	(45,654)	98,120
	Cash and cash equivalents at beginning of period	178,493	202,268
	Cash and cash equivalents at end of period	$132,839	$300,388

	Noncash Activities:
	Loans charged off	$122	$630
	Commitment for equity investment in real estate limited partnership	8,360	—
	Supplemental Disclosures:
	Interest payments	$15,677	$14,675
	Income tax payments	13,021	15,551
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$231,204	$5	($33,354)	$—	$197,855
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	912,063	120	(147,919)	—	764,264
Individual name issuer trust preferred debt securities	9,384	—	(584)	—	8,800
Corporate bonds	13,165	—	(1,511)	—	11,654
Total available for sale debt securities	$1,165,816	$125	($183,368)	$—	$982,573

(Dollars in thousands)
December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$200,953	$12	($4,511)	$—	$196,454
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	828,319	6,850	(10,207)	—	824,962
Individual name issuer trust preferred debt securities	9,373	—	(235)	—	9,138
Corporate bonds	13,155	—	(850)	—	12,305
Total available for sale debt securities	$1,051,800	$6,862	($15,803)	$—	$1,042,859

The Corporation excludes accrued interest from the amortized cost basis of debt securities and reports accrued interest in other assets in the Unaudited Consolidated Balance Sheets. Accrued interest receivable on available for sale debt securities totaled $2.7 million and $2.3 million, respectively, as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, securities with a fair value of $302.7 million and $332.0 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits and for other purposes. See Note 7 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)
September 30, 2022	Amortized Cost	Fair Value
Due in one year or less	$122,305	$102,490
Due after one year to five years	407,912	343,570
Due after five years to ten years	418,836	354,503
Due after ten years	216,763	182,010
Total debt securities	$1,165,816	$982,573

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Included in the above table are debt securities with an amortized cost balance of $253.0 million and a fair value of $217.6 million at September 30, 2022 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 2 years to 14 years, with call features ranging from 1 month to 1 year.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status at September 30, 2022 and 2021 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2022 and 2021.

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2022	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	7	$45,972	($4,983)	15	$141,878	($28,371)	22	$187,850	($33,354)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	122	395,493	(52,363)	47	363,645	(95,556)	169	759,138	(147,919)
Individual name issuer trust preferred debt securities	—	—	—	3	8,800	(584)	3	8,800	(584)
Corporate bonds	—	—	—	4	11,654	(1,511)	4	11,654	(1,511)
Total	129	$441,465	($57,346)	69	$525,977	($126,022)	198	$967,442	($183,368)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2021	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	12	$152,733	($3,313)	6	$43,202	($1,198)	18	$195,935	($4,511)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	41	514,419	(7,270)	21	108,983	(2,937)	62	623,402	(10,207)
Individual name issuer trust preferred debt securities	—	—	—	3	9,138	(235)	3	9,138	(235)
Corporate bonds	—	—	—	4	12,305	(850)	4	12,305	(850)
Total	53	$667,152	($10,583)	34	$173,628	($5,220)	87	$840,780	($15,803)

Deterioration in credit quality of the underlying issuers of the securities, deterioration in the condition of the financial services industry, worsening of the current economic environment, or declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as credit losses.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The gross unrealized losses on U.S. government agency and U.S. government-sponsored debt securities, including mortgage-

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
backed securities, were primarily attributable to relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at September 30, 2022. Management believes that the unrealized losses on these debt securities are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity. Therefore, no allowance for credits losses on securities was recorded at September 30, 2022.

Individual Name Issuer Trust Preferred Debt Securities
Included in debt securities in an unrealized loss position at September 30, 2022 were three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of September 30, 2022, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $132 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between September 30, 2022 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no ACL on securities was recorded at September 30, 2022.

Corporate Bonds
Included in debt securities in an unrealized loss position at September 30, 2022 were four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of September 30, 2022, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $121 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between September 30, 2022 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities held in our portfolio continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers. Management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities. Management expects to recover the entire amortized cost basis of these securities. Furthermore, the Corporation does not intend to sell these securities and it is likely that the Corporation will not be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, no ACL was recorded at September 30, 2022.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commercial:
Commercial real estate (1)	$1,762,687	$1,639,062
Commercial & industrial (2)	652,758	641,555
Total commercial	2,415,445	2,280,617
Residential Real Estate:
Residential real estate (3)	2,144,098	1,726,975
Consumer:
Home equity	273,742	247,697
Other (4)	15,588	17,636
Total consumer	289,330	265,333
Total loans (5)	$4,848,873	$4,272,925
(1)CRE consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)C&I consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $1.4 million and $38.0 million, respectively, of PPP loans as of September 30, 2022 and December 31, 2021.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $10.7 million and $6.7 million, respectively, at September 30, 2022 and December 31, 2021 and net unamortized premiums on purchased loans of $329 thousand and $414 thousand, respectively, at September 30, 2022 and December 31, 2021.

Loan balances exclude accrued interest receivable of $14.6 million and $10.3 million, respectively, as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, loans amounting to $2.3 billion and $2.2 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 7 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
September 30, 2022	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,762,687	$1,762,687
Commercial & industrial	4	—	—	4	652,754	652,758
Total commercial	4	—	—	4	2,415,441	2,415,445
Residential Real Estate:
Residential real estate	1,607	219	5,430	7,256	2,136,842	2,144,098
Consumer:
Home equity	202	—	50	252	273,490	273,742
Other	17	—	—	17	15,571	15,588
Total consumer	219	—	50	269	289,061	289,330
Total loans	$1,830	$219	$5,480	$7,529	$4,841,344	$4,848,873

(Dollars in thousands)	Days Past Due
December 31, 2021	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,639,062	$1,639,062
Commercial & industrial	3	—	—	3	641,552	641,555
Total commercial	3	—	—	3	2,280,614	2,280,617
Residential Real Estate:
Residential real estate	1,784	3,176	4,662	9,622	1,717,353	1,726,975
Consumer:
Home equity	580	77	108	765	246,932	247,697
Other	21	—	—	21	17,615	17,636
Total consumer	601	77	108	786	264,547	265,333
Total loans	$2,388	$3,253	$4,770	$10,411	$4,262,514	$4,272,925

Included in past due loans as of September 30, 2022 and December 31, 2021, were nonaccrual loans of $7.1 million and $9.4 million, respectively. In addition, all loans 90 days or more past due at September 30, 2022 and December 31, 2021 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Sep 30, 2022	Dec 31, 2021
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	11,700	13,576
Consumer:
Home equity	422	627
Other	—	—
Total consumer	422	627
Total nonaccrual loans	$12,122	$14,203
Accruing loans 90 days or more past due	$—	$—

No ACL was deemed necessary on nonaccrual loans with carrying values of $4.3 million and $4.2 million, respectively, as of September 30, 2022 and December 31, 2021.

Nonaccrual loans of $5.1 million and $4.8 million, respectively, at September 30, 2022 and December 31, 2021 were current as to the payment of principal and interest.

As of September 30, 2022 and December 31, 2021, nonaccrual loans secured by one- to four-family residential property amounting to $4.4 million and $1.5 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2022.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2022	2021	2022	2021
Commercial:
Commercial real estate	$—	$—	$—	$—
Commercial & industrial	—	—	—	—
Total commercial	—	—	—	—
Residential Real Estate:
Residential real estate	77	131	242	288
Consumer:
Home equity	9	9	21	44
Other	—	—	3	—
Total consumer	9	9	24	44
Total	$86	$140	$266	$332

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

The following table presents the recorded investment in TDRs and other pertinent information:

(Dollars in thousands)	Sep 30, 2022	Dec 31, 2021
Accruing TDRs	$7,275	$16,564
Nonaccrual TDRs	2,890	2,819
Total TDRs	$10,165	$19,383

Specific reserves on TDRs included in the ACL on loans	$132	$148
Additional commitments to lend to borrowers with TDRs	$—	$—

The following tables present TDRs occurring during the period indicated and the recorded investment pre- and post-modification:

(Dollars in thousands)			Outstanding Recorded Investment
	# of Loans		Pre-Modifications		Post-Modifications
Three months ended September 30,	2022	2021	2022	2021	2022	2021
Commercial:
Commercial real estate	—	—	$—	$—	$—	$—
Commercial & industrial	2	—	844	—	844	—
Total commercial	2	—	844	—	844	—
Total	2	—	$844	$—	$844	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)			Outstanding Recorded Investment
	# of Loans		Pre-Modifications		Post-Modifications
Nine months ended September 30,	2022	2021	2022	2021	2022	2021
Commercial:
Commercial real estate	—	—	$—	$—	$—	$—
Commercial & industrial	2	—	844	—	844	—
Total commercial	2	—	844	—	844	—
Total	2	—	$844	$—	$844	$—

The following table presents TDRs occurring during the period indicated by type of modification:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2022	2021	2022	2021
Below-market interest rate concession	$—	$—	$—	$—
Payment deferral	—	—	—	—
Maturity / amortization concession	—	—	—	—
Interest only payments	—	—	—	—
Combination (1)	844	—	844	—
Total	$844	$—	$844	$—
(1) Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

The following table presents information on TDRs modified within the previous 12 months for which there was a payment default:

(Dollars in thousands)	Three Months				Nine Months
	# of Loans		Recorded Investment		# of Loans		Recorded Investment
Periods ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
TDRs with a Payment Default:
Residential real estate	—	1	$—	$330	—	1	$—	$330

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of September 30, 2022, the carrying value of individually analyzed loans amounted to $12.0 million, of which $8.3 million were considered collateral dependent. As of December 31, 2021, the carrying value of individually analyzed loans amounted to $21.1 million, of which $14.4 million were considered collateral dependent.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	September 30, 2022		December 31, 2021
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$3,609	$—	$10,603	$—
Commercial & industrial	—	—	—	—
Total commercial	3,609	—	10,603	—
Residential Real Estate:
Residential real estate (2)	4,612	520	3,803	534
Consumer:
Home equity (2)	71	—	—	—
Other	—	—	—	—
Total consumer	71	—	—	—
Total	$8,292	$520	$14,406	$534
(1)    Secured by income-producing property.
(2)    Secured by one- to four-family residential properties.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of September 30, 2022:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$461,435	$354,011	$175,390	$193,425	$175,084	$316,290	$3,579	$1,466	$1,680,680
Special Mention	14,142	22,345	406	13,115	17,567	10,633	190	—	78,398
Classified	—	—	510	—	2,685	414	—	—	3,609
Total CRE	475,577	376,356	176,306	206,540	195,336	327,337	3,769	1,466	1,762,687
C&I:
Pass	86,981	63,805	76,341	88,235	94,240	121,837	103,130	798	635,367
Special Mention	1,605	—	—	—	1,444	12,123	1,497	—	16,669
Classified	—	—	—	26	—	—	696	—	722
Total C&I	88,586	63,805	76,341	88,261	95,684	133,960	105,323	798	652,758
Residential Real Estate:
Residential real estate:
Current	622,899	718,371	283,621	127,157	74,789	310,005	—	—	2,136,842
Past Due	—	—	1,397	1,156	2,107	2,596	—	—	7,256
Total residential real estate	622,899	718,371	285,018	128,313	76,896	312,601	—	—	2,144,098
Consumer:
Home equity:
Current	15,354	8,709	3,842	2,643	2,106	3,428	229,083	8,326	273,491
Past Due	—	—	—	—	—	81	95	75	251
Total home equity	15,354	8,709	3,842	2,643	2,106	3,509	229,178	8,401	273,742
Other:
Current	3,182	4,400	1,742	736	258	4,987	266	—	15,571
Past Due	17	—	—	—	—	—	—	—	17
Total other	3,199	4,400	1,742	736	258	4,987	266	—	15,588
Total Loans	$1,205,615	$1,171,641	$543,249	$426,493	$370,280	$782,394	$338,536	$10,665	$4,848,873

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2021:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$417,705	$212,649	$260,940	$206,164	$163,132	$266,067	$7,015	$2,202	$1,535,874
Special Mention	9,089	489	33,982	28,432	—	20,273	320	—	92,585
Classified	—	958	—	2,685	6,959	1	—	—	10,603
Total CRE	426,794	214,096	294,922	237,281	170,091	286,341	7,335	2,202	1,639,062
C&I:
Pass	116,959	78,601	104,827	87,619	51,579	83,182	89,686	911	613,364
Special Mention	—	—	606	4,599	6,195	15,605	1,186	—	28,191
Classified	—	—	—	—	—	—	—	—	—
Total C&I	116,959	78,601	105,433	92,218	57,774	98,787	90,872	911	641,555
Residential Real Estate:
Residential real estate:
Current	733,658	353,742	158,140	85,656	88,365	297,792	—	—	1,717,353
Past Due	—	1,402	1,167	2,379	763	3,911	—	—	9,622
Total residential real estate	733,658	355,144	159,307	88,035	89,128	301,703	—	—	1,726,975
Consumer:
Home equity:
Current	10,434	5,850	3,703	2,380	1,064	3,592	211,488	8,421	246,932
Past Due	—	—	185	—	—	245	115	220	765
Total home equity	10,434	5,850	3,888	2,380	1,064	3,837	211,603	8,641	247,697
Other:
Current	5,536	3,264	1,313	407	747	6,090	258	—	17,615
Past Due	21	—	—	—	—	—	—	—	21
Total other	5,557	3,264	1,313	407	747	6,090	258	—	17,636
Total Loans	$1,293,402	$656,955	$564,863	$420,321	$318,804	$696,758	$310,068	$11,754	$4,272,925

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

The following table summarizes the econometric factors utilized for each loan portfolio segment as of the dates indicated:

Econometric Factors
Loan portfolio segment	At September 30, 2022	At December 31, 2021
CRE	NUR & GDP	NUR & GDP
C&I	NUR & GDP	NUR
Residential real estate	NUR & HPI	NUR & HPI
Home equity	NUR & HPI	NUR & HPI
Other consumer	GDP	NUR & GDP

The following table presents the activity in the ACL on loans for the three months ended September 30, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$17,197	$10,332	$27,529	$7,308	$1,040	$440	$1,480	$36,317
Charge-offs	—	(10)	(10)	—	—	(53)	(53)	(63)
Recoveries	—	1	1	—	—	8	8	9
Provision	414	24	438	139	31	(8)	23	600
Ending Balance	$17,611	$10,347	$27,958	$7,447	$1,071	$387	$1,458	$36,863

The following table presents the activity in the ACL on loans for the nine months ended September 30, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088
Charge-offs	—	(19)	(19)	—	—	(103)	(103)	(122)
Recoveries	145	22	167	21	4	34	38	226
Provision	(1,467)	(488)	(1,955)	(434)	(2)	62	60	(2,329)
Ending Balance	$17,611	$10,347	$27,958	$7,447	$1,071	$387	$1,458	$36,863

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the activity in the ACL on loans for the three months ended September 30, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$21,450	$11,717	$33,167	$6,877	$1,340	$495	$1,835	$41,879
Charge-offs	—	2	2	(57)	(183)	(11)	(194)	(249)
Recoveries	—	—	—	5	73	3	76	81
Provision	(613)	(392)	(1,005)	1,131	(112)	(14)	(126)	—
Ending Balance	$20,837	$11,327	$32,164	$7,956	$1,118	$473	$1,591	$41,711

The following table presents the activity in the ACL on loans for the nine months ended September 30, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106
Charge-offs	—	(304)	(304)	(107)	(183)	(36)	(219)	(630)
Recoveries	—	3	3	85	79	19	98	186
Provision	(1,228)	(600)	(1,828)	(64)	(78)	19	(59)	(1,951)
Ending Balance	$20,837	$11,327	$32,164	$7,956	$1,118	$473	$1,591	$41,711

Note 6 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	Sep 30, 2022	Dec 31, 2021
Noninterest-bearing demand deposits	$938,572	$945,229
Interest-bearing demand deposits (1)	304,275	251,032
NOW accounts	869,984	867,138
Money market accounts	1,146,826	1,072,864
Savings accounts	600,568	555,177
Time deposits (2)	1,209,632	1,288,611
Total deposits	$5,069,857	$4,980,051
(1)Includes wholesale brokered demand deposit balances of $31,044 and $0, respectively, as of September 30, 2022 and December 31, 2021.
(2)Includes wholesale brokered time deposit balances of $412,127 and $515,228, respectively, as of September 30, 2022 and December 31, 2021.

Note 7 - Borrowings
Advances payable to the FHLB amounted to $700.0 million and $145.0 million, respectively, at September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Bank had access to a $40.0 million unused line of credit with the FHLB. Additionally, the Bank had a $102.0 million standby letter of credit with the FHLB at September 30, 2022. The Bank had remaining available borrowing capacity of $967.1 million and $1.6 billion, respectively, with the FHLB at September 30, 2022 and December 31, 2021. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of September 30, 2022:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2022 to December 31, 2022	$625,000	2.96%
2023	55,000	1.92
2024	20,000	4.48
2025	—	—
2026	—	—
2027 and thereafter	—	—
Balance at September 30, 2022	$700,000	2.92%

Note 8 - Shareholders' Equity
Stock Repurchase Program
The 2021 Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2021 Repurchase Program expires on December 31, 2022, and may be modified, suspended, or discontinued at any time. In the nine months ended September 30, 2022, the Corporation has repurchased 194,162 shares, at an average price of $48.82 and a total cost of $9.5 million, under its 2021 Repurchase Program.

Regulatory Capital Requirements
Capital levels at September 30, 2022 exceeded the regulatory minimum levels to be considered “well capitalized.”

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$596,341	12.65%	$377,111	8.00%	N/A	N/A
Bank	579,854	12.30	376,991	8.00	$471,238	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	564,194	11.97	282,833	6.00	N/A	N/A
Bank	547,707	11.62	282,743	6.00	376,991	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	542,197	11.50	212,125	4.50	N/A	N/A
Bank	547,707	11.62	212,057	4.50	306,305	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	564,194	8.99	251,121	4.00	N/A	N/A
Bank	547,707	8.73	250,995	4.00	313,743	5.00

December 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	578,137	14.01	330,105	8.00	N/A	N/A
Bank	565,087	13.70	330,025	8.00	412,532	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	546,362	13.24	247,578	6.00	N/A	N/A
Bank	533,312	12.93	247,519	6.00	330,025	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,363	12.71	185,684	4.50	N/A	N/A
Bank	533,312	12.93	185,639	4.50	268,146	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	546,362	9.36	233,534	4.00	N/A	N/A
Bank	533,312	9.14	233,434	4.00	291,793	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at September 30, 2022 and December 31, 2021.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both September 30, 2022 and December 31, 2021, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

Cash Flow Hedging Instruments
As of September 30, 2022 and December 31, 2021, the Corporation had an interest rate swap contract with a total notional amount of $20.0 million that was designated as a cash flow hedge to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swap on borrowings matures in December 2023.

As of September 30, 2022 and December 31, 2021, the Corporation had an interest rate swap contract with a total notional amount of $300.0 million that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. The interest rate swap on loans matures in May 2026.

The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized.

Loan Related Derivative Contracts
Interest Rate Derivative Contracts with Customers
The Corporation enters into interest rate swap and interest rate cap contracts to help commercial loan borrowers manage their interest rate risk.  These interest rate swap contracts allow borrowers to convert variable-rate loan payments to fixed-rate loan payments, while interest rate cap contracts allow borrowers to limit their interest rate exposure in a rising rate environment.  When the Corporation enters into an interest rate derivative contract with a commercial loan borrower, it simultaneously enters into a “mirror” interest rate contract with a third party.  For interest rate swaps, the third party exchanges the client’s fixed-rate loan payments for variable-rate loan payments. The Corporation retains the risk that is associated with the potential failure of counterparties and the risk inherent in originating loans.

As of September 30, 2022 and December 31, 2021, Washington Trust had interest rate derivative contracts with commercial loan borrowers (predominantly interest rate swap contracts) with notional amounts of $962.4 million and $1.0 billion, respectively, and equal amounts of “mirror” contracts with third party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
As of September 30, 2022, the notional amounts of risk participation-out agreements and risk participation-in agreements were $66.9 million and $177.0 million, respectively, compared to $74.2 million and $163.2 million, respectively, as of December 31, 2021.

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

As of September 30, 2022, the notional amounts of interest rate lock commitments and forward sale commitments were $27.4 million and $64.1 million, respectively, compared to $49.8 million and $103.6 million, respectively, as of December 31, 2021.

The following table presents the fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	Sep 30, 2022	Dec 31, 2021	Balance Sheet Location	Sep 30, 2022	Dec 31, 2021
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	Other assets	$540	$182	Other liabilities	$32,936	$5,301
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Other assets	122	32,361	Other liabilities	71,028	2,015
Mirror contracts with counterparties	Other assets	70,679	2,001	Other liabilities	122	32,480
Risk participation agreements	Other assets	—	1	Other liabilities	—	2
Mortgage loan commitments:
Interest rate lock commitments	Other assets	204	1,256	Other liabilities	186	—
Forward sale commitments	Other assets	1,069	54	Other liabilities	211	905
Gross amounts		72,614	35,855		104,483	40,703
Less: amounts offset (1)		24,516	2,167		24,516	2,167
Derivative balances, net of offset		48,098	33,688		79,967	38,536
Less: collateral pledged (2)		—	—		8,542	34,539
Net amounts		$48,098	$33,688		$71,425	$3,997
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity and Unaudited Consolidated Statements of Income:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Loss), Net of Tax
	Three Months		Nine Months
Periods ended September 30,	2022	2021	2022	2021
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	($6,973)	($403)	($20,281)	($36)
Total	($6,973)	($403)	($20,281)	($36)

For derivatives designated as cash flow hedging instruments, see Note 15 for additional disclosure pertaining to the amounts and location of reclassifications from AOCL into earnings.

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months		Nine Months
Periods ended September 30,	Statement of Income Location	2022	2021	2022	2021
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	($33,605)	($2,715)	($93,227)	($21,281)
Mirror contracts with counterparties	Loan related derivative income	34,646	3,558	95,189	23,173
Risk participation agreements	Loan related derivative income	—	(115)	49	478
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(516)	(17)	(1,238)	(4,859)
Forward sale commitments	Mortgage banking revenues	998	(361)	4,729	4,994
Total		$1,523	$350	$5,502	$2,505

Note 10 - Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  Items recorded at fair value on a recurring basis include securities available for sale, mortgage loans held for sale and derivatives.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent individually analyzed loans, OREO and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Aggregate fair value	$24,054	$40,196
Aggregate principal balance	24,328	39,201
Difference between fair value and principal balance	($274)	$995

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to decreases to mortgage banking revenues of $521 thousand for the three months ended September 30, 2022 and $1.3 million for the nine months ended September 30, 2022. This compared to an increase to mortgage banking revenues of $372 thousand for the three months ended September 30, 2021 and a decrease of $1.1 million for the nine months ended September 30, 2021.

There were no mortgage loans held for sale 90 days or more past due as of September 30, 2022 and December 31, 2021.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at September 30, 2022 and December 31, 2021.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at September 30, 2022 and December 31, 2021.

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

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of September 30, 2022 and December 31, 2021, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$197,855	$—	$197,855	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	764,264	—	764,264	—
Individual name issuer trust preferred debt securities	8,800	—	8,800	—
Corporate bonds	11,654	—	11,654	—
Mortgage loans held for sale	24,054	—	24,054	—
Derivative assets	48,098	—	48,098	—
Total assets at fair value on a recurring basis	$1,054,725	$—	$1,054,725	$—
Liabilities:
Derivative liabilities	$79,967	$—	$79,967	$—
Total liabilities at fair value on a recurring basis	$79,967	$—	$79,967	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$196,454	$—	$196,454	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	824,962	—	824,962	—
Individual name issuer trust preferred debt securities	9,138	—	9,138	—
Corporate bonds	12,305	—	12,305	—
Mortgage loans held for sale	40,196	—	40,196	—
Derivative assets	33,688	—	33,688	—
Total assets at fair value on a recurring basis	$1,116,743	$—	$1,116,743	$—
Liabilities:
Derivative liabilities	$38,536	$—	$38,536	$—
Total liabilities at fair value on a recurring basis	$38,536	$—	$38,536	$—

Items Recorded at Fair Value on a Nonrecurring Basis
There were no assets written down to fair value during the nine months ended September 30, 2022.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Valuation of Financial Instruments
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented below as of the periods indicated. The tables exclude financial instruments for which the carrying value approximates fair value such as cash and cash equivalents, FHLB stock, accrued interest receivable, BOLI, non-maturity deposits and accrued interest payable. The Corporation considers cash and cash equivalents, accrued interest receivable and accrued interest payable as level 1 measurements within the fair value hierarchy. The Corporation considers FHLB stock, BOLI and non-maturity deposits as level 2 measurements.

(Dollars in thousands)
September 30, 2022	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,812,010	$4,778,506	$—	$—	$4,778,506

Financial Liabilities:
Time deposits	$1,209,632	$1,212,810	$—	$1,212,810	$—
FHLB advances	700,000	699,221	—	699,221	—
Junior subordinated debentures	22,681	18,763	—	18,763	—

(Dollars in thousands)
December 31, 2021	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,233,837	$4,145,516	$—	$—	$4,145,516

Financial Liabilities:
Time deposits	$1,288,611	$1,294,053	$—	$1,294,053	$—
FHLB advances	145,000	144,862	—	144,862	—
Junior subordinated debentures	22,681	20,181	—	20,181	—

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

For the three months ended September 30,	2022		2021
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$42,042	$—	$36,070	$—
Noninterest income:
Asset-based wealth management revenues	9,302	9,302	10,224	10,224
Transaction-based wealth management revenues	223	223	231	231
Total wealth management revenues	9,525	9,525	10,455	10,455
Mortgage banking revenues	2,047	—	6,373	—
Card interchange fees	1,287	1,287	1,265	1,265
Service charges on deposit accounts	819	819	673	673
Loan related derivative income	1,041	—	728	—
Income from bank-owned life insurance	684	—	618	—
Other income	400	316	408	310
Total noninterest income	15,803	11,947	20,520	12,703
Total revenues	$57,845	$11,947	$56,590	$12,703
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

For the nine months ended September 30,	2022		2021
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$114,648	$—	$103,695	$—
Noninterest income:
Asset-based wealth management revenues	29,154	29,154	29,798	29,798
Transaction-based wealth management revenues	968	968	980	980
Total wealth management revenues	30,122	30,122	30,778	30,778
Mortgage banking revenues	7,630	—	24,294	—
Card interchange fees	3,754	3,754	3,714	3,714
Service charges on deposit accounts	2,250	2,250	1,917	1,917
Loan related derivative income	2,011	—	2,370	—
Income from bank-owned life insurance	1,900	—	1,781	—
Other income	1,147	880	2,233	1,834
Total noninterest income	48,814	37,006	67,087	38,243
Total revenues	$163,462	$37,006	$170,782	$38,243
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

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2022	2021	2022	2021
Revenue recognized at a point in time:
Card interchange fees	$1,287	$1,265	$3,754	$3,714
Service charges on deposit accounts	628	531	1,782	1,516
Other income	249	247	692	1,678
Revenue recognized over time:
Wealth management revenues	9,525	10,455	30,122	30,778
Service charges on deposit accounts	191	142	468	401
Other income	67	63	188	156
Total revenues from contracts in scope of Topic 606	$11,947	$12,703	$37,006	$38,243

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.6 million and $6.6 million, respectively, at September 30, 2022 and December 31, 2021 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both September 30, 2022 and December 31, 2021 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.0 million and $1.9 million, respectively, at September 30, 2022 and December 31, 2021 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Nine Months		Three Months		Nine Months
Periods ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Net Periodic Benefit Cost:
Service cost (1)	$516	$592	$1,547	$1,777	$54	$52	$163	$156
Interest cost (2)	592	500	1,776	1,502	105	84	317	253
Expected return on plan assets (2)	(1,159)	(1,203)	(3,476)	(3,611)	—	—	—	—
Recognized net actuarial loss (2)	255	531	765	1,591	173	180	519	542
Net periodic benefit cost	$204	$420	$612	$1,259	$332	$316	$999	$951
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the nine months ended September 30,	2022	2021	2022	2021
Measurement date	Dec 31, 2021	Dec 31, 2020	Dec 31, 2021	Dec 31, 2020
Equivalent single discount rate for benefit obligations	3.00%	2.71%	2.89%	2.51%
Equivalent single discount rate for service cost	3.11	2.86	3.16	2.94
Equivalent single discount rate for interest cost	2.67	2.16	2.48	1.97
Expected long-term return on plan assets	5.25	5.75	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75

Note 13 - Share-Based Compensation Arrangements
The 2022 Long Term Incentive Plan was approved by the shareholders on April 26, 2022. The maximum number of shares of common stock that may be issued under the 2022 Long Term Incentive Plan is 600,000 and is subject to adjustment. The type of permitted equity awards under the 2022 Long Term Incentive Plan include stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. On February 18, 2022, the Corporation’s Board of Directors voted that no further awards would be granted under the 2013 Plan following shareholder approval of the 2022 Long Term Incentive Plan.

During the nine months ended September 30, 2022, the Corporation granted performance share unit and restricted stock unit awards. Performance share units were granted to certain key employees providing them the opportunity to earn shares of common stock over a 3-year performance period. The weighted average fair value of the performance share units was $59.31. The number of shares to be vested will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share unit award agreements. Based on the most recent performance assumption available, it is estimated that 42,728 shares will be earned.

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

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Three months ended September 30,	2022	2021	2022	2021	2022	2021
Net interest income (expense)	$42,038	$36,085	$4	($15)	$42,042	$36,070
Provision for credit losses	800	—	—	—	800	—
Net interest income (expense) after provision for credit losses	41,238	36,085	4	(15)	41,242	36,070
Noninterest income	6,043	9,962	9,760	10,558	15,803	20,520
Noninterest expenses:
Depreciation and amortization expense	751	740	348	365	1,099	1,105
Other noninterest expenses	23,995	23,538	7,973	7,877	31,968	31,415
Total noninterest expenses	24,746	24,278	8,321	8,242	33,067	32,520
Income before income taxes	22,535	21,769	1,443	2,301	23,978	24,070
Income tax expense	4,878	4,725	432	594	5,310	5,319
Net income	$17,657	$17,044	$1,011	$1,707	$18,668	$18,751

Total assets at period end	$6,332,986	$5,929,230	$75,065	$73,413	$6,408,051	$6,002,643
Expenditures for long-lived assets	1,206	310	137	28	1,343	338

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Nine months ended September 30,	2022	2021	2022	2021	2022	2021
Net interest income (expense)	$114,709	$103,737	($61)	($42)	$114,648	$103,695
Provision for credit losses	(2,100)	(2,000)	—	—	(2,100)	(2,000)
Net interest income (expense) after provision for credit losses	116,809	105,737	(61)	(42)	116,748	105,695
Noninterest income	18,174	35,032	30,640	32,055	48,814	67,087
Noninterest expenses:
Depreciation and amortization expense	2,168	2,105	1,034	1,118	3,202	3,223
Other noninterest expenses	69,110	74,425	23,051	22,597	92,161	97,022
Total noninterest expenses	71,278	76,530	24,085	23,715	95,363	100,245
Income before income taxes	63,705	64,239	6,494	8,298	70,199	72,537
Income tax expense	13,423	13,810	1,668	2,045	15,091	15,855
Net income	$50,282	$50,429	$4,826	$6,253	$55,108	$56,682

Total assets at period end	$6,332,986	$5,929,230	$75,065	$73,413	$6,408,051	$6,002,643
Expenditures for long-lived assets	3,494	2,027	330	139	3,824	2,166

Note 15 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

Three months ended September 30,	2022			2021
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	($61,931)	($14,864)	($47,067)	($4,127)	($990)	($3,137)
Cash flow hedges:
Change in fair value of cash flow hedges	(10,250)	(2,460)	(7,790)	(288)	(69)	(219)
Net cash flow hedge losses (gains) reclassified into earnings (1)	1,075	258	817	(243)	(59)	(184)
Net change in fair value of cash flow hedges	(9,175)	(2,202)	(6,973)	(531)	(128)	(403)
Defined benefit plan obligations:
Amortization of net actuarial losses (2)	428	102	326	711	171	540
Total other comprehensive loss	($70,678)	($16,964)	($53,714)	($3,947)	($947)	($3,000)
(1)The pre-tax amounts are included in interest and fees on loans and FHLB interest expense in the Unaudited Consolidated Statements of Income.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Nine months ended September 30,	2022			2021
(Dollars in thousands)	Pre-tax Amounts	Income Taxes	Net of Tax	Pre-tax Amounts	Income Taxes	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	($174,302)	($41,833)	($132,469)	($16,212)	($3,890)	($12,322)
Cash flow hedges:
Change in fair value of cash flow hedges	(27,394)	(6,574)	(20,820)	(21)	(5)	(16)
Net cash flow hedge losses (gains) reclassified into earnings (1)	709	170	539	(27)	(7)	(20)
Net change in fair value of cash flow hedges	(26,685)	(6,404)	(20,281)	(48)	(12)	(36)
Defined benefit plan obligations:
Amortization of net actuarial losses (2)	1,284	308	976	2,133	512	1,621
Total other comprehensive loss	($199,703)	($47,929)	($151,774)	($14,127)	($3,390)	($10,737)
(1)The pre-tax amounts are included in interest and fees on loans and FHLB interest expense in the Unaudited Consolidated Statements of Income.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended September 30, 2022
Balance at June 30, 2022	($92,197)	($17,321)	($8,523)	($118,041)
Other comprehensive loss before reclassifications	(47,067)	(7,790)	—	(54,857)
Amounts reclassified from accumulated other comprehensive loss	—	817	326	1,143
Net other comprehensive (loss) income	(47,067)	(6,973)	326	(53,714)
Balance at September 30, 2022	($139,264)	($24,294)	($8,197)	($171,755)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the nine months ended September 30, 2022
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)
Other comprehensive loss before reclassifications	(132,469)	(20,820)	—	(153,289)
Amounts reclassified from accumulated other comprehensive loss	—	539	976	1,515
Net other comprehensive (loss) income	(132,469)	(20,281)	976	(151,774)
Balance at September 30, 2022	($139,264)	($24,294)	($8,197)	($171,755)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended September 30, 2021
Balance at June 30, 2021	$696	($1,080)	($14,744)	($15,128)
Other comprehensive income before reclassifications	(3,137)	(219)	—	(3,356)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(184)	540	356
Net other comprehensive income	(3,137)	(403)	540	(3,000)
Balance at September 30, 2021	($2,441)	($1,483)	($14,204)	($18,128)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the nine months ended September 30, 2021
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)
Other comprehensive income (loss) before reclassifications	(12,322)	(16)	—	(12,338)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(20)	1,621	1,601
Net other comprehensive (loss) income	(12,322)	(36)	1,621	(10,737)
Balance at September 30, 2021	($2,441)	($1,483)	($14,204)	($18,128)

Note 16 - Earnings per Common Share
The following table presents the calculation of earnings per common share:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2022	2021	2022	2021
Earnings for basic and diluted earnings per common share:
Net income	$18,668	$18,751	$55,108	$56,682
Less: dividends and undistributed earnings allocated to participating securities	(53)	(55)	(164)	(163)
Net income available to common shareholders	$18,615	$18,696	$54,944	$56,519

Shares:
Weighted average common shares	17,174	17,320	17,269	17,303
Dilutive effect of common stock equivalents	124	124	120	148
Weighted average diluted common shares	17,298	17,444	17,389	17,451

Earnings per common share:
Basic earnings per common share	$1.08	$1.08	$3.18	$3.27
Diluted earnings per common share	$1.08	$1.07	$3.16	$3.24

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 137,886 and 140,777, respectively, for the three and nine months ended September 30, 2022, compared to 148,542 and 149,675, respectively, for the same periods in 2021.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. The maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.9 million and $11.8 million, respectively, as of September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit was insignificant for the three and nine months ended September 30, 2022 and 2021.

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

Loan Related Derivative Contracts
The Corporation’s credit policies with respect to interest rate contracts with commercial borrowers are similar to those used for loans.  The interest rate contracts with other counterparties are generally subject to bilateral collateralization terms.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Sep 30, 2022	Dec 31, 2021
Financial instruments whose contract amounts represent credit risk (unfunded commitments):
Commitments to extend credit:
Commercial loans	$678,907	$516,344
Home equity lines	418,413	367,784
Other loans	144,584	122,492
Standby letters of credit	9,898	11,844
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	27,370	49,800
Forward sale commitments	64,148	103,626
Loan related derivative contracts:
Interest rate contracts with customers	962,381	1,022,388
Mirror contracts with counterparties	962,381	1,022,388
Risk participation-in agreements	176,992	163,207
Interest rate risk management contracts:
Interest rate swaps	320,000	320,000

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

The activity in the ACL on unfunded commitments for the three months ended September 30, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,279	$834	$2,113	$58	$—	$19	$19	$2,190
Provision	185	25	210	(8)	—	(2)	(2)	200
Ending Balance	$1,464	$859	$2,323	$50	$—	$17	$17	$2,390

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the nine months ended September 30, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,267	$816	$2,083	$62	$—	$16	$16	$2,161
Provision	197	43	240	(12)	—	1	1	229
Ending Balance	$1,464	$859	$2,323	$50	$—	$17	$17	$2,390

The activity in the ACL on unfunded commitments for the three months ended September 30, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,214	$1,045	$2,259	$56	$—	$18	$18	$2,333
Provision	4	(8)	(4)	4	—	—	—	—
Ending Balance	$1,218	$1,037	$2,255	$60	$—	$18	$18	$2,333

The activity in the ACL on unfunded commitments for the nine months ended September 30, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$907	$1,402	$2,309	$54	$—	$19	$19	$2,382
Provision	311	(365)	(54)	6	—	(1)	(1)	(49)
Ending Balance	$1,218	$1,037	$2,255	$60	$—	$18	$18	$2,333

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the full-year ended December 31, 2022 or any future period.

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
•changes in political, business and economic conditions, including inflation;
•interest rate changes or volatility, as well as changes in the balance and mix of loans and deposits;
•changes in loan demand and collectability;
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
•operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest, the ongoing COVID-19 pandemic, and future pandemics;
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

Management's Discussion and Analysis
expenses include salaries and employee benefit costs, outsourced services provided by third party vendors, occupancy and facility-related costs and other administrative expenses.

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. In July 2022, we opened a new commercial lending office in New Haven, Connecticut. In August 2022, we opened a new full-service branch in Cumberland, Rhode Island. In addition, we recently announced that we submitted applications to establish a branch office in three northern Rhode Island locations in 2023 to further expand our branch footprint and serve the broader Rhode Island community. The three branch offices will be located in Barrington, Providence and Smithfield, Rhode Island and are subject to federal, state, local, and regulatory approvals.

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

ERM is an overarching program that includes all areas of the Corporation. A framework approach is utilized to assign responsibility and to ensure that the various business units and activities involved in the risk management life-cycle are effectively integrated. The Corporation has adopted the “three lines of defense” strategy that is an industry best practice for ERM. Business units are the first line of defense in managing risk. They are responsible for identifying, measuring, monitoring, and controlling current and emerging risks. They report on and escalate their concerns. Corporate functions such as Credit Risk Management, Financial Administration, Information Assurance and Compliance, represent the second line of defense. They are responsible for policy setting and for reviewing and challenging the risk management activities of the business units. They collaborate closely with business units on planning and resource allocation with respect to risk management. Internal Audit and third party credit review represent the third line of defense. They provide independent assurance to the Board of Directors of the effectiveness of the first and second lines in fulfilling their risk management responsibilities.

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Management's Discussion and Analysis
Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2022	2021	$	%	2022	2021	$	%
Net interest income	$42,042	$36,070	$5,972	17%	$114,648	$103,695	$10,953	11%
Noninterest income	15,803	20,520	(4,717)	(23)	48,814	67,087	(18,273)	(27)
Total revenues	57,845	56,590	1,255	2	163,462	170,782	(7,320)	(4)
Provision for credit losses	800	—	800	100	(2,100)	(2,000)	(100)	(5)
Noninterest expense	33,067	32,520	547	2	95,363	100,245	(4,882)	(5)
Income before income taxes	23,978	24,070	(92)	—	70,199	72,537	(2,338)	(3)
Income tax expense	5,310	5,319	(9)	—	15,091	15,855	(764)	(5)
Net income	$18,668	$18,751	($83)	—%	$55,108	$56,682	($1,574)	(3%)

The following table presents a summary of performance metrics and ratios:

	Three Months		Nine Months
Periods ended September 30,	2022	2021	2022	2021
Diluted earnings per common share	$1.08	$1.07	$3.16	$3.24
Return on average assets (net income divided by average assets)	1.19%	1.26%	1.23%	1.30%
Return on average equity (net income available for common shareholders divided by average equity)	15.16%	13.37%	14.35%	13.93%
Net interest income as a percentage of total revenues	73%	64%	70%	61%
Noninterest income as a percentage of total revenues	27%	36%	30%	39%

Net income totaled $18.7 million and $55.1 million, respectively, for the three and nine months ended September 30, 2022, compared to $18.8 million and $56.7 million, respectively, for the same periods in 2021.

In 2022, growth in net interest income was driven by higher yields on, and growth in, average interest-earning assets, partially offset by a higher cost of funds. The decline in noninterest income reflected lower mortgage banking revenues resulting from an overall reduction in mortgage origination and sales activity, and lower wealth management asset-based revenues attributable to recent declines in the financial markets. The provision for credit losses recognized in 2022 provided for loan growth and was also reflective of low loss rates, strong asset and credit quality metrics and our current estimate of forecasted economic conditions. We experienced modest increases across a variety of noninterest expense categories, however declines in debt prepayment penalties and volume-related mortgage originator compensation expense resulted in an overall decline in year-to-date noninterest expenses in 2022.

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

Three months ended September 30,	2022			2021			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$92,708	$503	2.15	$179,574	$56	0.12	($86,866)	$447	2.03
Mortgage loans held for sale	34,503	361	4.15	41,261	298	2.87	(6,758)	63	1.28
Taxable debt securities	1,150,674	6,061	2.09	1,045,997	3,683	1.40	104,677	2,378	0.69
FHLB stock	25,377	88	1.38	18,909	95	1.99	6,468	(7)	(0.61)
Commercial real estate	1,692,374	17,974	4.21	1,648,972	12,209	2.94	43,402	5,765	1.27
Commercial & industrial	630,360	7,114	4.48	736,073	7,886	4.25	(105,713)	(772)	0.23
Total commercial	2,322,734	25,088	4.29	2,385,045	20,095	3.34	(62,311)	4,993	0.95
Residential real estate	2,045,833	17,379	3.37	1,623,913	13,511	3.30	421,920	3,868	0.07
Home equity	269,654	2,804	4.13	252,938	2,043	3.20	16,716	761	0.93
Other	15,299	171	4.43	19,822	247	4.94	(4,523)	(76)	(0.51)
Total consumer	284,953	2,975	4.14	272,760	2,290	3.33	12,193	685	0.81
Total loans	4,653,520	45,442	3.87	4,281,718	35,896	3.33	371,802	9,546	0.54
Total interest-earning assets	5,956,782	52,455	3.49	5,567,459	40,028	2.85	389,323	12,427	0.64
Noninterest-earning assets	259,347			351,678			(92,331)
Total assets	$6,216,129			$5,919,137			$296,992
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$267,670	$822	1.22	$206,237	$51	0.10	$61,433	$771	1.12
NOW accounts	871,038	212	0.10	782,963	129	0.07	88,075	83	0.03
Money market accounts	1,137,875	2,231	0.78	1,014,204	586	0.23	123,671	1,645	0.55
Savings accounts	582,513	100	0.07	530,956	70	0.05	51,557	30	0.02
Time deposits (in-market)	797,199	1,983	0.99	672,012	1,695	1.00	125,187	288	(0.01)
Interest-bearing in-market deposits	3,656,295	5,348	0.58	3,206,372	2,531	0.31	449,923	2,817	0.27
Wholesale brokered demand deposits	31,014	166	2.12	—	—	—	31,014	166	2.12
Wholesale brokered time deposits	381,984	1,142	1.19	722,233	258	0.14	(340,249)	884	1.05
Wholesale brokered deposits	412,998	1,308	1.26	722,233	258	0.14	(309,235)	1,050	1.12
Total interest-bearing deposits	4,069,293	6,656	0.65	3,928,605	2,789	0.28	140,688	3,867	0.37
FHLB advances	549,729	3,234	2.33	317,766	872	1.09	231,963	2,362	1.24
Junior subordinated debentures	22,681	206	3.60	22,681	92	1.61	—	114	1.99
Total interest-bearing liabilities	4,641,703	10,096	0.86	4,269,052	3,753	0.35	372,651	6,343	0.51
Noninterest-bearing demand deposits	944,153			952,676			(8,523)
Other liabilities	143,043			142,562			481
Shareholders’ equity	487,230			554,847			(67,617)
Total liabilities and shareholders’ equity	$6,216,129			$5,919,137			$296,992
Net interest income (FTE)		$42,359			$36,275			$6,084
Interest rate spread			2.63			2.50			0.13
Net interest margin			2.82			2.58			0.24

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2022	2021	Change
Commercial loans	$317	$205	$112

Nine months ended September 30,	2022			2021			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$128,606	$769	0.80	$160,350	$121	0.10	($31,744)	$648	0.70
Mortgage loans held for sale	29,985	851	3.79	53,307	1,144	2.87	(23,322)	(293)	0.92
Taxable debt securities	1,106,632	15,209	1.84	997,741	10,366	1.39	108,891	4,843	0.45
FHLB stock	15,745	218	1.85	24,265	338	1.86	(8,520)	(120)	(0.01)
Commercial real estate	1,648,061	43,360	3.52	1,638,200	35,269	2.88	9,861	8,091	0.64
Commercial & industrial	628,574	19,456	4.14	794,091	23,865	4.02	(165,517)	(4,409)	0.12
Total commercial	2,276,635	62,816	3.69	2,432,291	59,134	3.25	(155,656)	3,682	0.44
Residential real estate	1,875,175	46,376	3.31	1,531,529	39,248	3.43	343,646	7,128	(0.12)
Home equity	257,814	6,753	3.50	255,959	6,220	3.25	1,855	533	0.25
Other	15,995	550	4.60	20,301	742	4.89	(4,306)	(192)	(0.29)
Total consumer	273,809	7,303	3.57	276,260	6,962	3.37	(2,451)	341	0.20
Total loans	4,425,619	116,495	3.52	4,240,080	105,344	3.32	185,539	11,151	0.20
Total interest-earning assets	5,706,587	133,542	3.13	5,475,743	117,313	2.86	230,844	16,229	0.27
Noninterest-earning assets	268,744			346,514			(77,770)
Total assets	$5,975,331			$5,822,257			$153,074
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$255,014	$1,114	0.58	$190,979	$196	0.14	$64,035	$918	0.44
NOW accounts	867,464	492	0.08	747,385	350	0.06	120,079	142	0.02
Money market accounts	1,193,599	3,984	0.45	958,812	1,852	0.26	234,787	2,132	0.19
Savings accounts	570,129	246	0.06	513,110	211	0.05	57,019	35	0.01
Time deposits (in-market)	800,037	5,997	1.00	687,278	5,822	1.13	112,759	175	(0.13)
Interest-bearing in-market deposits	3,686,243	11,833	0.43	3,097,564	8,431	0.36	588,679	3,402	0.07
Wholesale brokered demand deposits	17,197	212	1.65	—	—	—	17,197	212	1.65
Wholesale brokered time deposits	396,465	1,677	0.57	655,165	982	0.20	(258,700)	695	0.37
Wholesale brokered deposits	413,662	1,889	0.61	655,165	982	0.20	(241,503)	907	0.41
Total interest-bearing deposits	4,099,905	13,722	0.45	3,752,729	9,413	0.34	347,176	4,309	0.11
FHLB advances	285,590	3,891	1.82	438,213	3,253	0.99	(152,623)	638	0.83
Junior subordinated debentures	22,681	443	2.61	22,681	278	1.64	—	165	0.97
Total interest-bearing liabilities	4,408,176	18,056	0.55	4,213,623	12,944	0.41	194,553	5,112	0.14
Noninterest-bearing demand deposits	925,433			918,760			6,673
Other liabilities	129,967			147,244			(17,277)
Shareholders’ equity	511,755			542,630			(30,875)
Total liabilities and shareholders’ equity	$5,975,331			$5,822,257			$153,074
Net interest income (FTE)		$115,486			$104,369			$11,117
Interest rate spread			2.58			2.45			0.13
Net interest margin			2.71			2.55			0.16

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2022	2021	Change
Commercial loans	$838	$674	$164

Net Interest Income
Net interest income, the primary source of our operating income, totaled $42.0 million and $114.6 million, respectively, for the three and nine months ended September 30, 2022, compared to $36.1 million and $103.7 million, respectively, for the same periods in 2021. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, NIM and the yield on loans may be impacted by the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $30 thousand (or 0 basis point benefit to NIM) and $168 thousand (or 1 basis point benefit to NIM), respectively, for the three and nine months ended September 30, 2022. There was no prepayment penalty fee income recognized in the third quarter of 2021 and $934 thousand (or 2 basis points benefit to NIM) recognized in the nine months ended September 30, 2021.

The analysis of net interest income, NIM and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally increase as market interest rates decline and decrease as market interest rates rise. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. Additionally, as PPP loans were forgiven by the SBA, related unamortized net fee balances were accelerated and amortized, increasing net interest income. As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to interest income) amounted to $2.5 million for the nine months ended September 30, 2022, compared $2.7 million for the same period in 2021.

Accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA amounted to $21 thousand (or 0 basis point benefit to NIM) and $1.2 million (or 3 basis points benefit to NIM), respectively, for the three and nine months ended September 30, 2022. This compared to $2.0 million (or 13 basis points benefit to NIM) and $4.3 million (or 11 basis points benefit to NIM), respectively, for the same periods in 2021.

FTE net interest income for the three and nine months ended September 30, 2022 amounted to $42.4 million and $115.5 million, respectively, up by $6.1 million and $11.1 million, respectively, from the same periods in 2021. Increases in asset yields outpaced increases in funding costs, contributing $4.3 million and $6.9 million, respectively, of net interest income for the three and nine months ended September 30, 2022. In the three months ended September 30, 2022, growth in average interest-earning assets, net of increased average interest-bearing liability balances, contributed approximately $1.8 million of net interest income. In the nine months ended September 30, 2022, growth in average interest-earning assets and declines in average interest-bearing liability balances contributed approximately $4.2 million of net interest income.

NIM was 2.82% and 2.71%, respectively, for the three and nine months ended September 30, 2022, compared to 2.58% and 2.55%, respectively, for the same periods in 2021 as NIM benefited from higher market interest rates.

Total average securities for the three and nine months ended September 30, 2022 increased by $104.7 million and $108.9 million, respectively, from the average balances for the same periods a year earlier. The FTE rate of return on the securities portfolio for the three and nine months ended September 30, 2022 was 2.09% and 1.84%, respectively, compared to 1.40% and 1.39%, respectively, for the same periods in 2021, reflecting the impact of higher market interest rates in 2022.

Total average loan balances for the three and nine months ended September 30, 2022 increased by $371.8 million and $185.5 million, respectively, from the average loan balances for the comparable 2021 periods. The increase reflected growth

Management's Discussion and Analysis
in average residential real estate loan balances, partially offset by a decline in commercial & industrial loans due to PPP loans that were forgiven by the SBA. The yield on total loans for the three and nine months ended September 30, 2022 was 3.87% and 3.52%, respectively, compared to 3.33% and 3.32%, respectively, in the corresponding periods in 2021. The yield on total loans may be impacted by the periodic recognition of commercial loan prepayment fee income, as well as the accelerated amortization of net deferred fee balances on PPP loans when such loans were forgiven by the SBA. Excluding the impact of these items for both periods, the yield on total loans for the three and nine months ended September 30, 2022 was 3.87% and 3.48%, respectively, up from 3.14% and 3.16%, respectively, for the same periods in 2021, reflecting higher market interest rates.

The average balance of FHLB advances for the three and nine months ended September 30, 2022 increased by $232.0 million and decreased by $152.6 million, respectively, compared to the average balances for the same periods in 2021. The average rate paid on such advances for the three and nine months ended September 30, 2022 was 2.33% and 1.82%, respectively, up from 1.09% and 0.99%, respectively, for the same periods in 2021, reflecting recent increases in market interest rates.

Included in total average interest-bearing deposits were wholesale brokered deposits, which decreased by $309.2 million and $241.5 million, respectively, from the same periods in 2021. The average rate paid on wholesale brokered deposits for the three and nine months ended September 30, 2022 was 1.26% and 0.61%, respectively, compared to 0.14% and 0.20%, respectively, for the same periods in 2021, reflecting recent increases in market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three and nine months ended September 30, 2022 increased by $449.9 million and $588.7 million, respectively, from the average balances for the same periods in 2021. The increases reflected growth across all deposit categories. The average rate paid on in-market interest-bearing deposits for the three and nine months ended September 30, 2022 increased by 27 basis points and 7 basis points, respectively, from the same periods in 2021, reflecting recent increases in market interest rates.

The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2022 decreased by $8.5 million and increased by $6.7 million, respectively, from the average balance for the same periods in 2021.

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended September 30, 2022 vs. 2021			Nine Months Ended September 30, 2022 vs. 2021
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	($39)	$486	$447	($28)	$676	$648
Mortgage loans held for sale	(55)	118	63	(592)	299	(293)
Taxable debt securities	401	1,977	2,378	1,221	3,622	4,843
FHLB stock	27	(34)	(7)	(118)	(2)	(120)
Commercial real estate	331	5,434	5,765	213	7,878	8,091
Commercial & industrial	(1,181)	409	(772)	(5,104)	695	(4,409)
Total commercial	(850)	5,843	4,993	(4,891)	8,573	3,682
Residential real estate	3,576	292	3,868	8,545	(1,417)	7,128
Home equity	141	620	761	46	487	533
Other	(52)	(24)	(76)	(150)	(42)	(192)
Total consumer	89	596	685	(104)	445	341
Total loans	2,815	6,731	9,546	3,550	7,601	11,151
Total interest income	3,149	9,278	12,427	4,033	12,196	16,229
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	23	748	771	88	830	918
NOW accounts	17	66	83	46	96	142
Money market accounts	80	1,565	1,645	535	1,597	2,132
Savings accounts	6	24	30	13	22	35
Time deposits (in-market)	305	(17)	288	888	(713)	175
Interest-bearing in-market deposits	431	2,386	2,817	1,570	1,832	3,402
Wholesale brokered demand deposits	166	—	166	212	—	212
Wholesale brokered time deposits	(174)	1,058	884	(516)	1,211	695
Wholesale brokered deposits	(8)	1,058	1,050	(304)	1,211	907
Total interest-bearing deposits	423	3,444	3,867	1,266	3,043	4,309
FHLB advances	923	1,439	2,362	(1,410)	2,048	638
Junior subordinated debentures	—	114	114	—	165	165
Total interest expense	1,346	4,997	6,343	(144)	5,256	5,112
Net interest income (FTE)	$1,803	$4,281	$6,084	$4,177	$6,940	$11,117

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate of expected lifetime credit losses as of the reporting date and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

The Corporation recorded a positive provision for credit losses (or a charge) of $800 thousand for the three months ended September 30, 2022, compared to no provision for credit losses recognized in the third quarter of 2021. On a year-to-date basis, the Corporation recognized a negative provision for credit losses (or a benefit) of $2.1 million in 2022, compared to a negative provision (or a benefit) of $2.0 million in 2021. The year-to-date negative provision recognized in 2022 was reflective of low loss rates, strong asset and credit quality metrics, our current estimate of forecasted economic conditions, and also provided for loan growth. The year-to-date negative provision recorded in 2021 largely reflected an improvement in

Management's Discussion and Analysis
forecasted economic conditions following higher credit provisioning in 2020, which was attributable to the emergence of the COVID-19 pandemic.

Net charge-offs totaled $54 thousand for the three months ended September 30, 2022, compared to $168 thousand for the same period in 2021. Net recoveries totaled $104 thousand for the nine months ended September 30, 2022, compared to net charge-offs of $444 thousand for the same period in 2021.

The ACL on loans was $36.9 million, or 0.76% of total loans, at September 30, 2022, compared to an ACL on loans of $39.1 million, or 0.91% of total loans, at December 31, 2021.

See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2022	2021	$	%	2022	2021	$	%
Noninterest income:
Wealth management revenues	$9,525	$10,455	($930)	(9%)	$30,122	$30,778	($656)	(2%)
Mortgage banking revenues	2,047	6,373	(4,326)	(68)	7,630	24,294	(16,664)	(69)
Card interchange fees	1,287	1,265	22	2	3,754	3,714	40	1
Service charges on deposit accounts	819	673	146	22	2,250	1,917	333	17
Loan related derivative income	1,041	728	313	43	2,011	2,370	(359)	(15)
Income from bank-owned life insurance	684	618	66	11	1,900	1,781	119	7
Other income	400	408	(8)	(2)	1,147	2,233	(1,086)	(49)
Total noninterest income	$15,803	$20,520	($4,717)	(23%)	$48,814	$67,087	($18,273)	(27%)

Noninterest Income Analysis
Revenue from wealth management services represented 62% of total noninterest income for the nine months ended September 30, 2022, compared to 46% for the same period in 2021. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2022	2021	$	%	2022	2021	$	%
Wealth management revenues:
Asset-based revenues	$9,302	$10,224	($922)	(9%)	$29,154	$29,798	($644)	(2%)
Transaction-based revenues	223	231	(8)	(3)	968	980	(12)	(1)
Total wealth management revenues	$9,525	$10,455	($930)	(9%)	$30,122	$30,778	($656)	(2%)

Wealth management revenues for the three and nine months ended September 30, 2022 decreased by $930 thousand and $656 thousand, respectively, from the same periods in 2021, reflecting decreases in asset-based revenues. The change in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three and nine months ended September 30, 2022 decreased by approximately 11% and 2%, respectively, from the average balance for the same periods in 2021.

Management's Discussion and Analysis
The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2022	2021	2022	2021
Wealth management assets under administration:
Balance at the beginning of period	$6,650,097	$7,441,519	$7,784,211	$6,866,737
Net investment (depreciation) appreciation & income	(239,762)	(4,830)	(1,444,785)	572,506
Net client asset (outflows) inflows	(87,578)	6,707	(16,669)	4,153
Balance at the end of period	$6,322,757	$7,443,396	$6,322,757	$7,443,396

Wealth management AUA amounted to $6.3 billion at September 30, 2022. Wealth management AUA balances declined in 2022, primarily due to net investment depreciation as a result of recent declines in the financial markets.

Recently, four client-facing wealth management advisors in our registered investment adviser subsidiary resigned. These four employees were associated with approximately $1.0 billion of AUA as of September 30, 2022. From October 1, 2022 through November 4, 2022, we have been notified of client AUA withdrawals of approximately $546 million. We estimate a decline in annual revenues of approximately $3.2 million associated with these withdrawals. Washington Trust could experience additional AUA outflows in upcoming months associated with the departure of the former advisors.

Mortgage banking revenues represented 16% of total noninterest income for the nine months ended September 30, 2022, compared to 36% for the same period in 2021. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2022	2021	$	%	2022	2021	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$1,718	$5,750	($4,032)	(70%)	$6,962	$28,057	($21,095)	(75%)
Changes in fair value, net (2)	(226)	467	(693)	(148)	(798)	(3,964)	3,166	80
Loan servicing fee income, net (3)	555	156	399	256	1,466	201	1,265	629
Total mortgage banking revenues	$2,047	$6,373	($4,326)	(68%)	$7,630	$24,294	($16,664)	(69%)

Loans sold to the secondary market (4)	$75,324	$173,861	($98,537)	(57%)	$285,193	$756,438	($471,245)	(62%)
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

For the three and nine months ended September 30, 2022, mortgage banking revenues were down by $4.3 million and $16.7 million, respectively, compared to the same periods in 2021. The decline in mortgage banking revenues was mainly attributable to a decline in sales volume and a reduction in the sales yield. Mortgage loans sold to the secondary market totaled $75.3 million and $285.2 million, respectively, for the three and nine months ended September 30, 2022, compared to $173.9 million and $756.4 million, respectively, for the same periods in 2021, reflecting an overall reduction in mortgage origination and sales activity, as well as a shift to a higher proportion of loans originated for retention in portfolio in 2022. Mortgage banking revenues were also impacted by changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline. In addition, the decline in mortgage banking revenues was partially offset by higher net loan servicing fee income associated with loans sold with servicing retained. The increase in net loan servicing fee income was largely due to lower amortization of servicing rights, reflecting lower prepayment speeds on the serviced mortgage portfolio.

Management's Discussion and Analysis

Other income for the nine months ended September 30, 2022 decreased by $1.1 million from the same period in 2021, due to $1.0 million of income associated with a litigation settlement that was recognized in the first quarter of 2021.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2022	2021	$	%	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$21,609	$22,162	($553)	(2%)	$62,992	$65,771	($2,779)	(4%)
Outsourced services	3,552	3,294	258	8	10,169	9,711	458	5
Net occupancy	2,234	2,134	100	5	6,708	6,304	404	6
Equipment	939	977	(38)	(4)	2,795	2,946	(151)	(5)
Legal, audit and professional fees	693	767	(74)	(10)	2,140	2,042	98	5
FDIC deposit insurance costs	430	482	(52)	(11)	1,198	1,201	(3)	—
Advertising and promotion	799	559	240	43	1,874	1,341	533	40
Amortization of intangibles	215	223	(8)	(4)	648	674	(26)	(4)
Debt prepayment penalties	—	—	—	—	—	4,230	(4,230)	(100)
Other	2,596	1,922	674	35	6,839	6,025	814	14
Total noninterest expense	$33,067	$32,520	$547	2%	$95,363	$100,245	($4,882)	(5%)

Noninterest Expense Analysis
Salaries and employee benefits expense, the largest component of noninterest expense, for the three and nine months ended September 30, 2022 decreased by $553 thousand and $2.8 million, respectively, compared to the same periods in 2021. This included volume-related decreases in mortgage originator compensation expense, annual merit increases and higher staffing levels.

Debt prepayment penalty expense for the nine months ended September 30, 2021 totaled $4.2 million, due to the prepayment of higher-yielding FHLB advances. There were no such debt prepayments in the comparable period in 2022.

Other expense for the three and nine months ended September 30, 2022 increased by $674 thousand and $814 thousand, respectively, compared to the same periods in 2021, reflecting modest increases across a variety of other noninterest expense categories.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2022	2021	2022	2021
Income tax expense	$5,310	$5,319	$15,091	$15,855
Effective income tax rate	22.1%	22.1%	21.5%	21.9%

The effective income tax rates for the three and nine months ended September 30, 2022 and 2021 differed from the federal rate of 21%, primarily due to state income tax expense, partially offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax expense or benefits associated with the settlement of share-based awards.

Management's Discussion and Analysis
The decrease in the effective tax rate for the nine months ended September 30, 2022 compared to the same period in 2021 largely reflected an increase in benefits from federal tax credits and a decrease in state tax expense, partially offset by a decrease in benefits from tax-exempt income.

The Corporation’s net deferred tax assets amounted to $62.1 million at September 30, 2022, compared to $14.0 million at December 31, 2021. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income. Net deferred tax assets increased in 2022, largely reflecting increases in deferred tax assets associated with the declines in fair value of securities available for sale and cash flow hedges that were primarily attributable to relative changes in market interest rates.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 14 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2022	2021	$	%	2022	2021	$	%
Net interest income	$42,038	$36,085	$5,953	16%	$114,709	$103,737	$10,972	11%
Provision for credit losses	800	—	800	100	(2,100)	(2,000)	(100)	5
Net interest income after provision for credit losses	41,238	36,085	5,153	14	116,809	105,737	11,072	10
Noninterest income	6,043	9,962	(3,919)	(39)	18,174	35,032	(16,858)	(48)
Noninterest expense	24,746	24,278	468	2	71,278	76,530	(5,252)	(7)
Income before income taxes	22,535	21,769	766	4	63,705	64,239	(534)	(1)
Income tax expense	4,878	4,725	153	3	13,423	13,810	(387)	(3)
Net income	$17,657	$17,044	$613	4%	$50,282	$50,429	($147)	—%

Net interest income for the Commercial Banking segment for the three and nine months ended September 30, 2022, increased by $6.0 million and $11.0 million, respectively, from the same periods in 2021. Net interest income largely benefited from higher yields on and growth in average interest-earning assets, partially offset by a higher cost of funds.

The Corporation recorded a positive provision for credit losses (or a charge) of $800 thousand for the three months ended September 30, 2022, compared to no provision for the same period in 2021. For the nine months ended September 30, 2022, the Corporation recorded a negative provision for credit losses (or a benefit) of $2.1 million, compared to a negative provision (or a benefit) of $2.0 million for the same period in 2021. See additional discussion under the caption “Provision for Credit Losses.”

Noninterest income derived from the Commercial Banking segment for the three and nine months ended September 30, 2022 was down by $3.9 million and $16.9 million, respectively, from the comparable periods in 2021, primarily due to lower mortgage banking revenues. See additional discussion regarding mortgage banking revenues under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three months ended September 30, 2022 were up by $468 thousand from the same period in 2021. For the nine months ended September 30, 2022, noninterest expenses for the commercial banking segment were down by $5.3 million from the same period in 2021, largely reflecting decreases in debt prepayment penalties and salaries and employee benefits expense. See additional discussion under the caption “Noninterest Expense” above.

Management's Discussion and Analysis
Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2022	2021	$	%	2022	2021	$	%
Net interest expense	$4	($15)	$19	127%	($61)	($42)	($19)	45%
Noninterest income	9,760	10,558	(798)	(8)	30,640	32,055	(1,415)	(4)
Noninterest expense	8,321	8,242	79	1	24,085	23,715	370	2
Income before income taxes	1,443	2,301	(858)	(37)	6,494	8,298	(1,804)	(22)
Income tax expense	432	594	(162)	(27)	1,668	2,045	(377)	(18)
Net income	$1,011	$1,707	($696)	(41%)	$4,826	$6,253	($1,427)	(23%)

For the three and nine months ended September 30, 2022, noninterest income derived from the Wealth Management Services segment decreased by $798 thousand and $1.4 million, respectively, from the same periods in 2021, reflecting a decrease in asset-based revenues. The decline in year-to-date revenues also included income of $1.0 million associated with a litigation settlement that was recognized in the first quarter of 2021. See further discussion under the caption “Noninterest Income” above.

For the three and nine months ended September 30, 2022, noninterest expenses for the Wealth Management Services segment increased by $79 thousand and $370 thousand, respectively, from the comparable periods in 2021. These included modest changes across a variety of noninterest expense categories.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	September 30, 2022	December 31, 2021	$	%
Cash and due from banks	$130,066	$175,259	($45,193)	(26%)
Total securities	982,573	1,042,859	(60,286)	(6)
Total loans	4,848,873	4,272,925	575,948	13
Allowance for credit losses on loans	36,863	39,088	(2,225)	(6)
Total assets	6,408,051	5,851,127	556,924	10
Total deposits	5,069,857	4,980,051	89,806	2
FHLB advances	700,000	145,000	555,000	383
Total shareholders’ equity	432,274	564,808	(132,534)	(23)

Total assets amounted to $6.4 billion at September 30, 2022, up by $556.9 million, or 10%, from the end of 2021, due to loan growth.

Cash and due from banks balances declined by $45.2 million, or 26%, from the end of 2021, including a reduction in cash collateral pledged to derivative counterparties and lower cash balances with correspondent banks. See Note 9 to the Unaudited Consolidated Financial Statements for additional disclosure regarding derivative financial instruments.

The securities portfolio decreased by $60.3 million, or 6%, from the end of 2021, reflecting a temporary decline in fair value and routine pay-downs on mortgage-backed securities, partially offset by purchases of debt securities.

Total loans increased by $575.9 million, or 13%, from the end of 2021, led by growth in the residential real estate portfolio.

Management's Discussion and Analysis
Total deposits increased by $89.8 million, or 2%, from the end of 2021, with an increase of $161.9 million, or 4%, in in-market deposits partially offset by a decrease of $72.1 million, or 14%, in wholesale brokered deposits.

FHLB advances increased by $555.0 million, or 383%, from December 31, 2021. Higher levels of wholesale funding were utilized to fund loan growth and purchases of debt securities.

Shareholders’ equity decreased by $132.5 million, or 23%, largely reflecting a decline in the AOCL component of shareholders' equity due to decreases in the fair value of available for sale debt securities and cash flow hedges that were primarily attributable to relative changes in market interest rates.

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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2022 and December 31, 2021, management did not make any adjustments to the prices provided by the pricing service.

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

Management's Discussion and Analysis
Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$197,855	20%	$196,454	19%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	764,264	78	824,962	79
Individual name issuer trust preferred debt securities	8,800	1	9,138	1
Corporate bonds	11,654	1	12,305	1
Total available for sale debt securities	$982,573	100%	$1,042,859	100%

The securities portfolio amounted to $1.0 billion, or 15% of total assets, as of September 30, 2022 compared to $1.0 billion, or 18% of total assets, as of December 31, 2021. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio decreased by $60.3 million, or 6%, from the end of 2021, reflecting a temporary decline in the fair value of available for sale securities and routine pay-downs on mortgage-backed securities. These decreases were partially offset by purchases of U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, totaling $214.6 million, with a weighted average yield of 3.45%.

The carrying amount of available for sale debt securities included net unrealized losses of $183.2 million and $8.9 million, respectively, as of September 30, 2022 and December 31, 2021. The decline in fair value of available for sale debt securities from the end of 2021 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $4.8 billion at September 30, 2022, up by $575.9 million, or 13.5%, from the end of 2021, led by growth in the residential real estate portfolio.

The following is a summary of loans:

(Dollars in thousands)	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,762,687	36%	$1,639,062	38%
Commercial & industrial (2)	652,758	14	641,555	15
Total commercial	2,415,445	50	2,280,617	53
Residential Real Estate:
Residential real estate (3)	2,144,098	44	1,726,975	40
Consumer:
Home equity	273,742	6	247,697	6
Other (4)	15,588	—	17,636	1
Total consumer	289,330	6	265,333	7
Total loans	$4,848,873	100%	$4,272,925	100%
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

Commercial Loans
The commercial loan portfolio represented 50% of total loans at September 30, 2022.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $431.9 million and $451.6 million, respectively, at September 30, 2022 and December 31, 2021. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

Commercial loans fall into two main categories, CRE and C&I loans. CRE loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. CRE loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. C&I loans primarily provide working capital, equipment financing and financing for other business-related purposes. C&I loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A portion of the Bank’s C&I loans is also collateralized by real estate.  C&I loans also include PPP loans that are fully guaranteed by the U.S. government, tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans
CRE loans totaled $1.8 billion at September 30, 2022, up by $123.6 million, or 8%, from the balance at December 31, 2021. Loan originations and advances of approximately $420 million were partially offset by payoffs and pay-downs.

Included in CRE loans were construction and development loans with carrying values of $118.3 million and $122.4 million, respectively, as of September 30, 2022 and December 31, 2021.

Shared national credit balances outstanding included in the CRE loan portfolio totaled $8.1 million at September 30, 2022. The balance was included in the pass-rated category of commercial loan credit quality and current with respect to contractual payment terms at September 30, 2022.

The following table presents a summary of CRE loans by property location:

(Dollars in thousands)	September 30, 2022		December 31, 2021
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$674,816	38%	$643,182	39%
Massachusetts	529,364	30	464,018	28
Rhode Island	396,869	23	408,496	25
Subtotal	1,601,049	91	1,515,696	92
All other states	161,638	9	123,366	8
Total	$1,762,687	100%	$1,639,062	100%

Management's Discussion and Analysis
The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	September 30, 2022			December 31, 2021
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Retail	109	$441,631	25%	121	$389,487	24%
Multi-family dwelling	123	429,796	24	127	474,229	29
Office	55	253,816	14	57	216,602	13
Hospitality	32	196,503	11	31	184,990	11
Industrial and warehouse	39	176,081	10	35	137,254	8
Healthcare	15	138,475	8	13	128,189	8
Commercial mixed use	20	43,235	2	20	38,978	2
Other	36	83,150	6	36	69,333	5
Total CRE loans	429	$1,762,687	100%	440	$1,639,062	100%

Average CRE loan size		$4,109			$3,725
Largest individual CRE loan outstanding		$65,424			$39,945

Commercial and Industrial Loans
C&I loans amounted to $652.8 million at September 30, 2022, up by $11.2 million, or 2%, from the balance at December 31, 2021. This included a net reduction in PPP loans of $36.6 million, reflecting loans forgiven by the SBA. Excluding PPP loans, C&I loans increased by approximately $47.8 million, with loan originations and advances of $99 million, partially offset by payoffs and pay-downs.

As of September 30, 2022, the carrying value of PPP loans was $1.4 million and included net unamortized loan origination fee balances of $58 thousand. The carrying value of PPP loans at December 31, 2021 was $38.0 million.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $40.3 million at September 30, 2022. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at September 30, 2022.

Management's Discussion and Analysis
The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	September 30, 2022			December 31, 2021
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	70	$194,128	30%	101	$174,376	27%
Owner occupied and other real estate	162	71,431	11	185	72,957	11
Manufacturing	54	55,489	9	65	55,341	9
Transportation and warehousing	20	50,597	8	31	35,064	5
Retail	55	49,365	8	79	47,290	7
Educational services	20	48,208	7	28	52,211	8
Finance and insurance	58	31,579	5	59	31,279	5
Entertainment and recreation	24	26,050	4	37	32,087	5
Information	8	22,258	3	14	25,045	4
Accommodation and food services	49	17,499	3	114	28,320	4
Professional, scientific and technical	37	6,357	1	69	8,912	1
Public administration	12	4,223	1	16	5,441	1
Other	164	75,574	10	281	73,232	13
Total C&I loans	733	$652,758	100%	1,079	$641,555	100%

Average C&I loan size		$891			$595
Largest individual C&I loan outstanding		$27,671			$18,721

Residential Real Estate Loans
The residential real estate loan portfolio represented 44% of total loans at September 30, 2022.

Residential real estate loans held in portfolio amounted to $2.1 billion at September 30, 2022, up by $417.1 million, or 24%, from the balance at December 31, 2021, reflecting a higher proportion of loans originated for portfolio in 2022.

The following is a summary of residential real estate mortgages by property location:

(Dollars in thousands)	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,552,728	72%	$1,207,789	70%
Rhode Island	423,070	20	365,831	21
Connecticut	143,701	7	132,430	8
Subtotal	2,119,499	99	1,706,050	99
All other states	24,599	1	20,925	1
Total (1)	$2,144,098	100%	$1,726,975	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $62.7 million and $78.7 million, respectively, as of September 30, 2022 and December 31, 2021.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Management's Discussion and Analysis
The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Nine Months
Periods ended September 30,	2022		2021		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$225,132	74%	$205,293	52%	$653,295	71%	$581,905	44%
Originations for sale to the secondary market (2)	77,242	26	190,702	48	270,320	29	744,589	56
Total	$302,374	100%	$395,995	100%	$923,615	100%	$1,326,494	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Nine Months
Periods ended September 30,	2022		2021		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$34,659	46%	$108,445	62%	$72,764	26%	$570,370	75%
Loans sold with servicing rights released (1)	40,665	54	65,416	38	212,429	74	186,068	25
Total	$75,324	100%	$173,861	100%	$285,193	100%	$756,438	100%
(1)Includes brokered loans (loans originated for others).

Residential real estate loan origination, refinancing and sales activity decreased year-over-year in response to increases in market interest rates.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $9.2 million and $9.8 million, respectively, as of September 30, 2022 and December 31, 2021. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.5 billion as of both September 30, 2022 and December 31, 2021.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 95% of the total consumer portfolio at September 30, 2022. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 55% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $289.3 million at September 30, 2022, up by $24.0 million, or 9%, from December 31, 2021, reflecting increases in home equity lines and loans. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $8.9 million and $9.4 million, respectively, at September 30, 2022 and December 31, 2021.

Management's Discussion and Analysis
Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Sep 30, 2022	Dec 31, 2021
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	11,700	13,576
Consumer:
Home equity	422	627
Other	—	—
Total consumer	422	627
Total nonaccrual loans	12,122	14,203
OREO, net	—	—
Total nonperforming assets	$12,122	$14,203

Nonperforming assets to total assets	0.19%	0.24%
Nonperforming loans to total loans	0.25%	0.33%
Total past due loans to total loans	0.16%	0.24%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets decreased by $2.1 million from December 31, 2021, reflecting a decline in nonaccrual loans.

Nonaccrual Loans
During the nine months ended September 30, 2022, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
For the periods ended September 30,	2022	2021	2022	2021
Balance at beginning of period	$12,414	$10,481	$14,203	$13,197
Additions to nonaccrual status	521	2,583	1,106	3,854
Loans returned to accruing status	(400)	—	(699)	(877)
Loans charged-off	(63)	(249)	(122)	(630)
Payments, payoffs and other changes	(350)	(1,839)	(2,366)	(4,568)
Balance at end of period	$12,122	$10,976	$12,122	$10,976

Management's Discussion and Analysis
The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2022				December 31, 2021
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$—	$—	$—	—%
Commercial & industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—
Residential Real Estate:
Residential real estate	5,430	6,270	11,700	0.55	4,662	8,914	13,576	0.79
Consumer:
Home equity	50	372	422	0.15	108	519	627	0.25
Other	—	—	—	—	—	—	—	—
Total consumer	50	372	422	0.15	108	519	627	0.24
Total nonaccrual loans	$5,480	$6,642	$12,122	0.25%	$4,770	$9,433	$14,203	0.33%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2022.

As of both September 30, 2022 and December 31, 2021, the composition of nonaccrual loans was 100% residential and consumer.

Nonaccrual residential real estate mortgage loans amounted to $11.7 million at September 30, 2022, down by $1.9 million from the end of 2021. As of September 30, 2022, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut and Rhode Island. Included in total nonaccrual residential real estate loans at September 30, 2022 were four loans purchased for portfolio and serviced by others amounting to $1.1 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectability of nonperforming loans.

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

As of September 30, 2022, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

See Note 2 for discussion on ASU No. 2022-02, a recently issued accounting pronouncement that is pending adoption. ASU

Management's Discussion and Analysis
No. 2022-02, which becomes effective on January 1, 2023, updates the accounting treatment and related disclosure requirements for TDRs. As noted above under the caption “Loans,” the Corporation elected to account for eligible loan modifications under Section 4013 of the CARES Act, as amended by the CRRSA Act. Loan modifications that did not qualify for the TDR accounting relief provided under the CARES Act were classified as TDRs.

The following table sets forth information on TDRs as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)	Sep 30, 2022	Dec 31, 2021
Accruing TDRs
Commercial:
Commercial real estate	$3,609	$10,603
Commercial & industrial	844	2,792
Total commercial	4,453	13,395
Residential Real Estate:
Residential real estate	2,204	2,372
Consumer:
Home equity	557	561
Other	—	—
Total consumer	557	561
Accruing TDRs	7,214	16,328
Nonaccrual TDRs
Commercial:
Commercial real estate	—	—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	2,819	2,748
Consumer:
Home equity	71	71
Other	—	—
Total consumer	71	71
Nonaccrual TDRs	2,890	2,819
Total TDRs	$10,104	$19,147

As of September 30, 2022, the composition of TDRs was 44% commercial and 56% residential and consumer, compared to 70% commercial and 30% residential and consumer at December 31, 2021.

TDRs amounted to $10.1 million at September 30, 2022, down by $9.0 million from the end of 2021. The net decline reflected a pay-down of $6.5 million on one accruing CRE TDR loan and the declassification from TDR status of one accruing C&I loan with a carrying value of $2.8 million that was declassified in accordance with policy.

The ACL included specific reserves for TDRs of $132 thousand at September 30, 2022, compared to $148 thousand at December 31, 2021.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	September 30, 2022		December 31, 2021
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$—	—%
Commercial & industrial	4	—	3	—
Total commercial	4	—	3	—
Residential Real Estate:
Residential real estate	7,256	0.34	9,622	0.56
Consumer:
Home equity	252	0.09	765	0.31
Other	17	0.11	21	0.12
Total consumer	269	0.09	786	0.30
Total past due loans	$7,529	0.16%	$10,411	0.24%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of both September 30, 2022 and December 31, 2021, the composition of past due loans (loans past due 30 days or more) was essentially 100% residential and consumer. Total past due loans decreased by $2.9 million from the end of 2021.

Total past due loans included $7.1 million of nonaccrual loans as of September 30, 2022, compared to $9.4 million as of December 31, 2021.

All loans 90 days or more past due at September 30, 2022 and December 31, 2021 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at September 30, 2022 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

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

Management has identified two loans associated with one C&I relationship with carrying values totaling $722 thousand as potential problem loans at September 30, 2022. These two loans were current with respect to payment terms at September 30, 2022. There were no potential problem loans identified at December 31, 2021.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	September 30, 2022			December 31, 2021
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$12,024	$652	5.42%	$21,080	$682	3.24%
Pooled (collectively evaluated) loans	4,836,849	36,211	0.75	4,251,845	38,406	0.90
Total	$4,848,873	$36,863	0.76%	$4,272,925	$39,088	0.91%

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

The ACL on loans amounted to $36.9 million at September 30, 2022, down by $2.2 million from the balance at December 31, 2021. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.76% at September 30, 2022, compared to 0.91% at December 31, 2021.

The Corporation recorded a positive provision for credit losses (or a charge) of $800 thousand for the three months ended September 30, 2022, compared to no provision for the same period in 2021. On a year-to-date basis, the Corporation recognized a negative provision for credit losses (or a benefit) of $2.1 million, compared to a negative provision (or a benefit) of $2.0 million for the same period in 2021. The provision for credit losses recognized in 2022 provided for loan growth and was also reflective of low loss rates, strong asset and credit quality metrics and our current estimate of forecasted economic conditions.

Net recoveries totaled $54 thousand and $104 thousand, respectively, for the three and nine months ended September 30, 2022.

Management's Discussion and Analysis

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

(Dollars in thousands)	September 30, 2022			December 31, 2021
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$17,611	1.00%	36%	$18,933	1.16%	38%
Commercial & industrial	10,347	1.59	14	10,832	1.69	15
Total commercial	27,958	1.16	50	29,765	1.31	53
Residential Real Estate:
Residential real estate	7,447	0.35	44	7,860	0.46	40
Consumer:
Home equity	1,071	0.39	6	1,069	0.43	6
Other	387	2.48	—	394	2.23	1
Total consumer	1,458	0.50	6	1,463	0.55	7
Total allowance for credit losses on loans at end of period	$36,863	0.76%	100%	$39,088	0.91%	100%
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

Management's Discussion and Analysis
The following table presents a summary of deposits:

(Dollars in thousands)			Change
	September 30, 2022	December 31, 2021	$	%
Noninterest-bearing demand deposits	$938,572	$945,229	($6,657)	(1%)
Interest-bearing demand deposits (in market)	273,231	251,032	22,199	9
NOW accounts	869,984	867,138	2,846	—
Money market accounts	1,146,826	1,072,864	73,962	7
Savings accounts	600,568	555,177	45,391	8
Time deposits (in-market)	797,505	773,383	24,122	3
In-market deposits	4,626,686	4,464,823	161,863	4
Wholesale brokered demand deposits	31,044	—	31,044	100
Wholesale brokered time deposits	412,127	515,228	(103,101)	(20)
Wholesale brokered deposits	443,171	515,228	(72,057)	(14)
Total deposits	$5,069,857	$4,980,051	$89,806	2%

In-market deposits were up by $161.9 million, or 4%, from the balance at December 31, 2021, while wholesale brokered deposits declined by $72.1 million, or 14%.

Total deposits amounted to $5.1 billion at September 30, 2022, up by $89.8 million, or 2%, from December 31, 2021.

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes.

FHLB advances totaled $700.0 million at September 30, 2022, up by $555.0 million, or 383%, from the balance at the end of 2021, as higher levels of wholesale funding were utilized to fund loan growth and purchases of debt securities.

For additional information regarding FHLB advances see Note 7 to the Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 77% of total average assets in the nine months ended September 30, 2022.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

Management's Discussion and Analysis
The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$967,133	$1,642,377
Federal Reserve Bank of Boston (2)	24,392	16,919
Unencumbered investment securities	672,024	702,963
Total	$1,663,549	$2,362,259
(1)As of September 30, 2022 and December 31, 2021, loans with a carrying value of $2.3 billion and $2.2 billion, respectively, and securities available for sale with carrying values of $121.4 million and $163.2 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of September 30, 2022 and December 31, 2021, loans with a carrying value of $17.8 million and $8.2 million, respectively, and securities available for sale with a carrying value of $12.8 million and $13.5 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB, as well as a $102.0 million standby letter of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the nine months ended September 30, 2022.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Net cash provided by operating activities amounted to $71.8 million for the nine months ended September 30, 2022, reflecting net income of $55.1 million and mortgage banking related adjustments to reconcile net income to net cash provided by operating activities. Net cash used in investing activities totaled $723.8 million for the nine months ended September 30, 2022, reflecting an increase in loans, outflows to fund purchases of debt securities and a purchase of BOLI. These outflows were partially offset by net inflows from maturities, calls and principal payments of debt securities. For the nine months ended September 30, 2022, net cash provided by financing activities amounted to $606.3 million, with a net increase in FHLB advances and growth in deposits, partially offset by the payment of dividends to shareholders and purchases of treasury stock. See the Unaudited Consolidated Statements of Cash Flows for further information about sources and uses of cash.

In the normal course of business, the Corporation engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  Such transactions are used to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates. These financial transactions include commitments to extend credit, standby letters of credit, forward loan commitments, loan related derivative contracts and interest rate risk management contracts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. The Corporation’s credit policies with respect to interest rate contracts with commercial borrowers, commitments to extend credit, and standby letters of credit are similar to those used for loans. Interest rate risk management contracts with other counterparties are generally subject to bilateral collateralization terms.

For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 9 and 17 to the Unaudited Consolidated Financial Statements.

Capital Resources
Total shareholders’ equity amounted to $432.3 million at September 30, 2022, down by $132.5 million from December 31, 2021. The decline reflected a decrease of $151.8 million in the AOCL component of shareholders' equity, due to decreases in the fair value of available for sale debt securities and cash flow hedges primarily attributable to relative changes in market interest rates. In addition, the decline also reflected $28.3 million in dividend declarations and a net increase in treasury stock repurchases of $8.2 million, partially offset by net income of $55.1 million.

The Corporation declared a quarterly dividend of 54 cents per share for the three months ended September 30, 2022, compared to 52 cents per share declared for the same period in 2021. On a year-to-date basis, dividend declarations totaled $1.62 per share in 2022, compared to $1.56 per share in 2021.

Management's Discussion and Analysis
The ratio of total equity to total assets was 6.75% at September 30, 2022, compared to a ratio of 9.65% at December 31, 2021.  Book value per share at September 30, 2022 and December 31, 2021 was $25.17 and $32.59, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with a total risk-based capital ratio of 12.65% at September 30, 2022, compared to 14.01% at December 31, 2021. See Note 8 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements and the election of the ASC 326 phase-in option provided by regulatory guidance, which phases in the impact of ASC 326 on regulatory capital over a three-year period that commenced January 1, 2022.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2022 and December 31, 2021, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and NIM over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2022 and December 31, 2021.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are

Management's Discussion and Analysis
assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2022		December 31, 2021
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(1.68)%	(0.01)%	(1.32)%	(5.42)%
100 basis point rate increase	0.58	(2.66)	3.34	3.91
200 basis point rate increase	2.23	(3.69)	6.87	8.18
300 basis point rate increase	3.77	(5.42)	10.32	11.72

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

As of September 30, 2022, the ALCO estimates that positive exposure of net interest income to rising rates in Year 1 as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles.

As of September 30, 2022, the negative exposure of net interest income to rising rates as compared to an unchanged rate scenario is primarily attributable to a projected increase in funding costs. As market rates increase, ALCO modeling assumes that deposits will shift from low cost to higher cost deposits. This assumption reflects historical operating conditions in rising rate cycles. Although asset yields would increase in a rising interest rate environment, the cumulative impact of relative growth in rate-sensitive higher cost deposit categories and wholesale funds suggests that by Year 2 of rising interest rate scenarios, the increase in the Corporation’s cost of funds could result in a relative decline in net interest margin compared to an unchanged rate scenario.

The overall decline in interest rate sensitivity to rising rates from December 31, 2021, as shown in the above table, was largely attributable to a higher level of longer-term fixed rate assets, as well as an increase in the proportion of wholesale funds to total sources of funds at September 30, 2022. Fixed rate assets would not reprice upward in a rising rate environment. Wholesale funds would reprice more quickly and by a greater amount than the repricing of core deposits in response to changes in market interest rates.

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

Management's Discussion and Analysis

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2022 and December 31, 2021 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$28,038	($3,760)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	55,880	(104,798)
Trust preferred debt and other corporate debt securities	(18)	7
Total change in market value as of September 30, 2022	$83,900	($108,551)
Total change in market value as of December 31, 2021	$10,166	($119,505)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2022.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of the Corporation’s shares of common stock in the third quarter of 2022:

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under plans
July 1 - 31, 2022	18,754	$47.79	18,754	655,838
August 1 - 31, 2022	—	—	—	655,838
September 1 - 30, 2022	—	—	—	655,838
Total	18,754	$47.79	18,754	655,838

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Form of Non-qualified Stock Option Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed herewith. (1)
10.2	Form of Restricted Stock Unit Award Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (2)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)Management contract or compensatory plan or arrangement.
(2)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 7, 2022	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 7, 2022	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 7, 2022	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller
(principal accounting officer)