Form 10-K
period 2022-12-31
WASHINGTON TRUST BANCORP INC
filed 2023-02-23
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended	December 31, 2022	or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0404671
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
23 Broad Street,	Westerly,	Rhode Island	02891
(Address of principal executive offices)			(Zip Code)
(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2022 was $819,602,865 based on a closing sales price of $48.37 per share as reported on the NASDAQ Stock Market, which includes $35,758,732 held by The Washington Trust Company, of Westerly under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of January 31, 2023 was 17,157,849.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 14, 2023 for the Annual Meeting of Shareholders to be held on April 25, 2023 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2022

Glossary of Acronyms and Terms

The following is a list of acronyms and terms that are used throughout this Annual Report on Form 10-K:

2003 Stock Incentive Plan	Washington Trust Bancorp, Inc.'s 2003 Stock Incentive Plan
2013 Stock Option and Incentive Plan	Washington Trust Bancorp, Inc.'s 2013 Stock Option and Incentive Plan
2022 Long Term Incentive Plan	Washington Trust Bancorp, Inc.'s 2022 Long Term Incentive Plan
2019 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program adopted on December 2, 2019
2021 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program adopted on November 10, 2021
2023 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing January 1, 2023
ACL	Allowance for credit losses
Advisers Act	Investment Advisers Act of 1940
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BHCA	Bank Holding Company Act of 1956, as amended
BOLI	Bank-owned life insurance
BSA	Bank Secrecy Act
C&I	Commercial and industrial
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CDARS	Certificate of Deposit Account Registry Service
CFPB	Consumer Financial Protection Bureau
Code	Internal Revenue Code of 1986, as amended
Corporation	The Bancorp and its subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Community Reinvestment Act
CRE	Commercial real estate
CRRSA Act	Coronavirus Response and Relief Supplemental Appropriations Act
DCF	Discounted cash flow
DDM	Demand Deposit Marketplace
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FACT Act	Fair and Accurate Credit Transactions Act of 2003
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston
FRBB	Federal Reserve Bank of Boston

Glossary of Acronyms and Terms

FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross domestic product
GLBA	Gramm-Leach-Bliley Act of 1999
Halsey	Halsey Associates, Inc.
HPI	National home price index
ICS	Insured Cash Sweep
LTV	Loan to value
NIM	Net interest margin
NUR	National unemployment rate
OFAC	U.S. Treasury’s Office of Foreign Assets Control
OREO	Property acquired through foreclosure or repossession
PPP	Paycheck Protection Program
Proxy Statement	Bancorp’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held April 25, 2023
RI Division of Banking	Rhode Island Department of Business Regulation, Division of Banking
ROU	Right-of-use
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
TILA	Truth in Lending Act
Trust I	WT Capital Trust I
Trust II	WT Capital Trust II
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Washington Trust	The Bancorp and its subsidiaries
Weston	Weston Financial Group, Inc.
WTA	Washington Trust Advisors, Inc.
WTMC	Washington Trust Mortgage Company LLC

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

PART I

ITEM 1.  Business.

Washington Trust Bancorp, Inc.
The Bancorp, a publicly-owned registered bank holding company that has elected to be a financial holding company, was organized in 1984 under the laws of the state of Rhode Island.  The Bancorp’s common stock trades on the NASDAQ Stock Market under the symbol WASH. The Bancorp owns all of the outstanding common stock of the Bank, a Rhode Island chartered financial institution founded in 1800.  The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Bancorp.  See additional information under the caption “Subsidiaries.”

Washington Trust offers a full range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services.

The accounting and reporting policies of Washington Trust conform to GAAP and to general practices of the banking industry.  At December 31, 2022, Washington Trust had total assets of $6.7 billion, total deposits of $5.0 billion and total shareholders’ equity of $453.7 million.

Lending Activities
Washington Trust’s total loan portfolio amounted to $5.1 billion, or 77% of total assets, at December 31, 2022. The Corporation classifies loans as commercial, residential real estate or consumer. The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

Management evaluates the appropriateness of underwriting standards in response to changes in national and regional economic conditions, including such matters as market interest rates, energy prices, trends in real estate values and employment levels.  Based on management’s assessment of these matters, underwriting standards and credit monitoring activities are enhanced from time to time in response to changes in these conditions.  These assessments may result in clarification of debt service ratio calculations, changes in geographic and loan type concentrations, modifications to LTV standards for real estate collateral, changes in credit monitoring criteria and enhancements to monitoring of construction loans.

Commercial Loans
The commercial loan portfolio represented 49% of total loans at December 31, 2022. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks. Washington Trust also participates from time to time in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100 million that are shared by three or more banks. Commercial loans fall into two major categories: CRE and C&I loans.

CRE loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. CRE loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial or residential buildings. CRE loans frequently involve larger loan balances to single borrowers or groups of related borrowers. At December 31, 2022, CRE loans represented 74% of the total commercial loan portfolio and 36% of the total loan portfolio.

C&I loans primarily provide working capital, equipment financing and financing for other business-related purposes. C&I loans are frequently collateralized by equipment, inventory, accounts receivable and/or general business assets.  A portion of the Bank’s C&I loan portfolio is also collateralized by real estate.  C&I loans also include PPP loans that are fully guaranteed by the U.S. government, tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service. At December 31, 2022, C&I loans represented 26% of the total commercial loan portfolio and 13% of the total loan portfolio.

Residential Real Estate Loans
The residential real estate loan portfolio consists of mortgage and homeowner construction loans secured by one- to four-family residential properties and represented 45% of total loans at December 31, 2022.  Residential real estate loans are primarily originated by commissioned mortgage originator employees. Residential real estate loans are originated both for retention in the Bank’s loan portfolio, as well as for sale to the secondary market.  Loan sales to the secondary market provide funds for additional lending and other banking activities. Loans originated for sale to the secondary market are sold to investors such as the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other institutional investors. Washington Trust sells loans with servicing retained or released.  Residential real estate loans are also originated for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Also included in the residential real estate loan portfolio are mortgage loans purchased from and serviced by other financial institutions. These loans are individually evaluated at time of purchase to Washington Trust’s underwriting standards and are secured by one- to four-family residential properties in southern New England and other states. As of December 31, 2022, purchased residential mortgages serviced by others were largely secured by properties located in Massachusetts and represented 3% of the total residential real estate loan portfolio and 1% of the total loan portfolio.

Consumer Loans
The consumer loan portfolio represented 6% of total loans as of December 31, 2022. Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines and home equity loans represent 95% of the total consumer portfolio at December 31, 2022.

Also included in the consumer loan portfolio are purchased loans to individuals secured by general aviation aircraft. These loans were individually underwritten by us at the time of purchase using standards similar to those employed for self-originated consumer loans. At December 31, 2022, these purchased loans represented 3% of the total consumer loan portfolio and 0.2% of the total loan portfolio.

Deposit Activities
At December 31, 2022, total deposits amounted to $5.0 billion. Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of deposit products with a range of interest rates and terms to consumer, commercial, non-profit and municipal deposit customers.  Washington Trust’s deposit accounts consist of noninterest-bearing demand deposits, interest-bearing demand deposits, NOW accounts, money market accounts, savings accounts and time deposits.  A variety of retirement deposit accounts are offered to customers.  Additional deposit services provided to customers include debit cards, ATMs, telephone banking, internet banking, mobile banking, remote deposit capture and other cash management services. Wholesale brokered deposits from out-of-market institutional sources are also utilized as part of our overall funding strategy.

Washington Trust is a participant in the DDM program, the ICS program and the CDARS program. Washington Trust uses these deposit sweep services to place customer and client funds into interest-bearing demand accounts, money market accounts, and/or certificates of deposits issued by other participating banks. Customer and client funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, we receive reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional wholesale brokered deposits.

Investment Security Activities
Washington Trust’s investment securities portfolio amounted to $1.0 billion, or 15% of total assets, at December 31, 2022 and is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  At December 31, 2022, the investment securities portfolio consisted of obligations of U.S. government agencies and U.S.

government-sponsored enterprises, including mortgage-backed securities; individual name issuer trust preferred debt securities; and corporate bonds.

Wholesale Funding Activities
The Bank is a member of the FHLB. The Bank utilizes advances from the FHLB to meet short-term liquidity needs and also to fund loan growth and additions to the securities portfolio.  As a member of the FHLB, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  At December 31, 2022, the Bank had advances payable to the FHLB of $980.0 million. As of December 31, 2022, the Bank had access to a $40.0 million unused line of credit with the FHLB. The Bank had remaining available borrowing capacity with the FHLB of $668.3 million at December 31, 2022.  The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Additional funding sources are available through the FRBB and in other forms of borrowing, such as securities sold under repurchase agreements. As noted above under the caption “Deposit Activities,” the Corporation also utilizes wholesale brokered deposits as part of its overall funding program.

Wealth Management Services
Washington Trust provides a broad range of wealth management services to personal and institutional clients.  These services include investment management; holistic financial planning services; personal trust and estate services, including services as trustee, personal representative, custodian and guardian; settlement of decedents’ estates; and institutional trust services, including custody and fiduciary services.  Wealth management services are provided through the Bank and its registered investment adviser subsidiary. See additional information under the caption “Subsidiaries.”

At December 31, 2022, wealth management AUA totaled $6.0 billion. These assets are not included in the Consolidated Financial Statements. Washington Trust’s wealth management revenues represented 18% of total revenues in December 31, 2022.  A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

Subsidiaries
At December 31, 2022, the Bancorp’s principal subsidiary is the Bank.

The Bancorp also owns all of the outstanding common stock of Trust I and Trust II, special purpose finance entities formed with the sole purpose of issuing trust preferred debt securities and investing the proceeds in junior subordinated debentures of the Bancorp.  See Note 13 to the Consolidated Financial Statements for additional information.

In the fourth quarter of 2022, Weston Securities Corporation, formerly a subsidiary of the Bancorp, was dissolved and its net assets were transferred to the Bancorp though a return of capital.

The following is a description of Bancorp’s principal subsidiary:

The Washington Trust Company, of Westerly
The Bank was originally chartered in 1800 as the Washington Bank and is the largest state-chartered bank headquartered in Rhode Island and the oldest community bank in the nation.  Its current charter dates to 1902.

The Bank provides a full range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services.  The deposits of the Bank are insured by the FDIC, subject to regulatory limits. The Bank has a registered investment adviser subsidiary, WTA. The Bank also has a mortgage banking subsidiary, WTMC that is licensed to do business in Rhode Island, Massachusetts, Connecticut and New Hampshire. See “-Supervision and Regulation-Consumer Protection Regulation” for a discussion of certain regulations that apply to WTMC. Washington Trust’s residential mortgage origination business conducted in our residential mortgage lending offices located outside of Rhode Island is performed by this Bank subsidiary.

The Bank has other subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  In addition, the Bank has a subsidiary that was formed for the purpose of holding, monitoring and disposing of certain foreclosed properties.

Market Area
Washington Trust’s headquarters and main office is located in Westerly in Washington County, Rhode Island.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2022, the Bank had 10 branch offices located in southern Rhode Island (Washington County), 14 branch offices located in the greater Providence area in Rhode Island and 1 branch office located in southeastern Connecticut. In August 2022, we opened a new full-service branch in Cumberland, Rhode Island. In addition, we announced that we submitted applications to establish a branch office in three northern Rhode Island locations in 2023 to further expand our branch footprint and serve the broader Rhode Island community. The three branch offices will be located in Barrington, Providence and Smithfield, Rhode Island and are subject to federal, state, local, and regulatory approvals.

As noted above, Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  In addition to branch offices, the Bank has a commercial lending office at its main office and in the financial district of Providence, Rhode Island. In addition, in July 2022, the Bank opened a new commercial lending office in New Haven, Connecticut. Washington Trust also has 6 residential mortgage lending offices located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Glastonbury, Connecticut; and in Warwick, Rhode Island.

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

Human Capital
Washington Trust had 651 full-time equivalent employees at December 31, 2022. Our employees are the foundation of our success. They serve as trusted advisors, brand ambassadors, and leaders within the community, embodying our core values of quality, integrity and community. We believe that providing caring, personal customer service with a human connection is an important differentiator for Washington Trust, especially in this digital age. We seek to build strong relationships with our customers and understand their needs and challenges. Our talented team is committed to providing an exceptional customer experience by listening and providing trusted advice and personalized solutions.

We invest in our employees. Our employees are on a learning journey that continues throughout their employment and focuses on building industry and job specific knowledge, as well as refining technical and interpersonal skills. We recognize that each position builds a foundation for the next, and therefore, make a conscious effort to provide opportunities for professional growth and advancement. However, we also see the value in bringing new perspectives to our team through external hires, and always seek to hire the best and brightest employees who share our commitment to providing a superior customer experience with each interaction. Attracting and retaining top talent continues to be challenging, and an important tool in our human capital strategy is the availability of a remote or hybrid scheduling option for many of our team members. To ensure human connectivity, continued collaboration and team engagement, we have adopted a philosophy of “intentional presence” regardless of an individual's physical location.

We strive to create an environment where people feel valued and empowered. We take numerous steps to ensure that we are providing a satisfying work experience for employees. We evaluate compensation in relation to market trends and internal pay equity to ensure that we are providing fair and competitive pay; promote and recognize employees for their work successes; provide training and professional development opportunities for employees to enhance their skills; offer a flexible, wide-ranging benefit package to meet the diverse needs of our workforce; and provide policies and benefits to help employees create a work-life balance.

Additionally, we employ a robust succession planning process, which begins by determining critical roles within the organization; identifying core competencies for individuals in those roles; identifying and assessing possible successors; and providing opportunities for those individuals to develop and hone core competencies through training, mentoring and professional experience. This process is essential to ensure leadership continuity in key positions, retain and develop intellectual and knowledge capital for the future, and encourage professional development.

We are committed to fostering an inclusive culture that respects and values the diversity of our employees, customers, and community, where all ideas, perspectives and experiences are heard. A diverse and inclusive workforce enables us to better understand the needs and challenges of our customers so we can build stronger relationships. We recognize that an inclusive environment will foster increased collaboration, problem-solving, innovation and creativity, ultimately driving positive results. We also recognize that being viewed as an employer that champions diversity, inclusion and equality of opportunity can provide a talent advantage allowing us to attract, hire and retain the best talent available. We have a formalized strategy that guides our diversity, equity & inclusion (“DE&I”) efforts, focusing on four pillars – culture and employee experience; recruitment, development and retention; leadership and workforce engagement; and impactful community relationships. To assist us in implementing our DE&I strategy, we have formed a DE&I Council, a cross functional group of colleagues representing different perspectives, backgrounds and experiences. The DE&I Council assists us with developing a diverse talent pipeline; identifying areas for increased education and awareness; providing insight into organizational climate and culture; implementing DE&I initiatives; promoting the use of best practices; and identifying opportunities for Washington Trust to engage with its broader communities.

Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	35-38
II.	Investment Portfolio	43-45, 87
III.	Loan Portfolio	45-49, 90
IV.	Summary of Loan Loss Experience	54-57, 99
V.	Deposits	57-58, 110
VI.	Return on Equity and Assets	34

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

Regulation of the Bancorp
As a bank holding company, the Bancorp is subject to regulation, supervision and examination by the Federal Reserve under the BHCA, and the RI Division of Banking.

The Federal Reserve has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.

Source of Strength.  Under the BHCA, as amended by the Dodd-Frank Act, the Bancorp is required to serve as a source of financial strength for the Bank.  This support may be required at times when the Bancorp may not have the resources to provide support to the Bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The BHCA also generally prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks.  However, among other permitted activities, a bank holding company may engage directly or indirectly in, and acquire control of companies engaged in, activities that the Federal Reserve has determined to be closely related to banking or managing and controlling banks, subject to certain notification requirements. In 2005, the Bancorp elected financial holding company status pursuant to the provisions of the GLBA.  As a financial holding company, the Bancorp is authorized to engage in certain financial activities in which a bank holding company that has not elected to be a financial holding company may not engage.  “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

If a financial holding company or any depository institution subsidiary of a financial holding company fails to remain well capitalized and well managed, the Federal Reserve may impose such limitations on the conduct or activities of the financial holding company as the Federal Reserve determines to be appropriate, and the company and its affiliates may not commence any new activity or acquire control of shares of any company engaged in any activity that is authorized particularly for financial holding companies without first obtaining the approval of the Federal Reserve.  The company must also enter into an agreement with the Federal Reserve to comply with all applicable requirements to qualify as a financial holding company. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its non-banking subsidiaries engaged in activities not permissible for a bank holding company.  If an insured depository institution subsidiary of a financial holding company fails to maintain a “satisfactory” or better record of performance under the CRA, the financial holding company will be prohibited, until the rating is raised to “satisfactory” or better, from engaging in new activities authorized particularly for financial holding companies or acquiring companies engaged in such activities.

Limitations on Acquisitions of Bancorp Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under rebuttable presumptions of control established by the Federal Reserve, the acquisition of control of voting securities of a bank holding company constitutes an acquisition of control under the Change in Bank Control Act, requiring prior notice to the Federal Reserve, if, immediately after the transaction, the acquiring person (or persons acting in concert) will own, control, or hold with power to vote 10% or more of any class of voting securities of the bank holding company, and if either (i) the bank holding company has registered securities under Section 12 of the Exchange Act, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

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

Regulation of the Bank
The Bank is subject to the regulation, supervision and examination by the FDIC, the RI Division of Banking and the Connecticut Department of Banking.  The Bank is also subject to various Rhode Island and Connecticut business and banking regulations and the regulations issued by the CFPB (as enforced by the FDIC).  The Federal Reserve may also directly examine the subsidiaries of the Bancorp, including the Bank.

The FDIC, the RI Division of Banking and the Connecticut Department of Banking have the authority to issue cease and desist orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the bank into receivership; and to initiate injunctive actions against banking organizations and institution-related parties.

Deposit Insurance. The deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund up to $250,000 per depositor with respect to deposits held in the same right and capacity. Deposit insurance premiums are based on assets. The FDIC calculates deposit insurance assessment rates for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years, using the CAMELS rating system and other factors. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.

The FDIC has the authority to adjust deposit insurance assessment rates at any time.  In addition, under the FDIA, the FDIC may terminate deposit insurance, among other circumstances, upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2022, the FDIC insurance expense for the Bank was $1.7 million.

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

Brokered Deposits.  The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets may be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the

Economic Growth Act, which was enacted in 2018, amends the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

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

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Common equity Tier 1 generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, ACL on loans.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.  Prior to the effectiveness of certain provisions of the Dodd-Frank Act, bank holding companies were permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 capital, subject to limitations.  However, the Federal Reserve’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued before May 19, 2010 by depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier 1 capital.  The Bancorp’s currently outstanding trust preferred securities were grandfathered under this rule. In addition, under rules that became effective January 1, 2015, AOCI (positive or negative) must be reflected in Tier 1 capital; however, the Bancorp and the Bank were permitted to make a one-time, permanent election to continue to exclude AOCI from capital. The Bancorp and the Bank made this election.

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

Restrictions on Bank Dividends.  The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.  Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations. Reference is made to Note 14 to the Consolidated Financial Statements for additional discussion of the Bancorp and the Bank’s ability to pay dividends.

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

Consumer Protection Regulation
General. The Bancorp and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the FACT Act, the GLBA, the TILA, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services.  Further, the CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms.  Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.  The FDIC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

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

Anti-Money Laundering
The Bank Secrecy Act.  Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving at least $10,000.  In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The USA PATRIOT Act, which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis.  In evaluating an application to acquire a bank or to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target.  In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

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

Regulation of Other Activities
Registered Investment Adviser.  WTA is registered as an investment adviser under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including compliance with the anti-fraud provisions of the Advisers Act and fiduciary duties arising out of those provisions. WTA must maintain a compliance program reasonably designed to prevent violations of the Advisers Act and are also subject to recordkeeping, operational and disclosure obligations.

Employee Retirement Income Security Act of 1974.  The Bank and WTA are each also subject to ERISA, and related regulations, to the extent it is a “fiduciary” under ERISA with respect to some of its clients.  ERISA and related provisions of the Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of the Bank or WTA, as applicable, as well as certain transactions by the fiduciaries (and several other related parties) to such plans.

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

Securities and Exchange Commission Availability of Filings
Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed or furnished with the SEC.  You may read and copy any reports, statements or other information filed by Washington Trust from commercial document retrieval services and at the website maintained by the SEC at https://www.sec.gov.  In addition, Washington Trust makes available free of charge on the Investor Relations section of its website (https://ir.washtrust.com) its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments to those reports as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Information on the Washington Trust website is not incorporated by reference into this Annual Report on Form 10‑K.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The possibility of the economy entering a recession and/or experiencing further turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position, and results of operations.
The economy in the United States and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, climate change, epidemics, the COVID-19 pandemic and future pandemics, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:
•investors may have less confidence in the equity markets in general and in financial services industry stocks in particular, which could place downward pressure on our stock price and resulting market valuation;

•economic and market developments may further affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates;
•our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite loans become less predictive of future behaviors;
•we could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with us;
•our Wealth Management Services customers may liquidate investments, which together with lower asset values, may reduce the level of assets under management and administration, and thereby decrease our wealth management revenues;
•competition in the financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions or otherwise; and
•the value of loans and other assets or collateral securing loans may decrease.

Changes in the business and economic conditions in southern New England could adversely affect our financial condition and results of operations.
We primarily serve individuals and businesses located in southern New England, and a substantial portion of our loans are secured by properties in southern New England. The real estate collateral securing the Bank’s loans provides an alternate source of repayment in the event of default by the borrower. However, unlike other larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business. An economic downturn or a prolonged economic recession in southern New England could result in the following consequences:
•loan delinquencies may increase;
•problem assets and foreclosures may increase;
•demand for our products and services may decline;
•collateral for our loans may decline in value, in turn reducing a customer’s borrowing power and reducing the value of collateral securing a loan;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•our ability to continue to originate real estate loans may be impaired.

Inflationary pressures and rising prices may affect our results of operations and financial condition.
Inflation rose sharply at the end of 2021 and throughout 2022. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to increase, which could adversely affect our results of operations and financial condition.

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

When interest rates increase, as they have over the past year, loan prepayments generally decline and depositors may shift funds from accounts that have a comparatively lower cost, such as regular savings accounts, to accounts with a higher cost, such as certificates of deposit. In addition, wholesale funds may reprice more quickly and by a greater amount than the repricing of in-market deposits. When interest rates decrease, loan prepayments and the receipt of payments on mortgage-backed securities generally increase, and may result in the proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Changes in interest rates can also affect the value of loans and investment securities. Fixed-rate investment securities, mortgage-backed securities and mortgage loans typically decline in value as interest rates rise.

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
We must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to in-market deposit growth and repayments and maturities of loans and investments. Market conditions or other events could negatively affect our access to or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences.

Although we maintain a liquid asset portfolio and have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a material adverse effect on us. If the cost effectiveness or the availability of supply in these credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, extending the maturity of wholesale borrowings, borrowing under certain secured borrowing arrangements, using relationships developed with a variety of fixed income investors, selling or securitizing loans, and further managing loan growth and investment opportunities. These alternative means of funding may result in an increase to the overall cost of funds and may not be available under stressed conditions, which would cause us to liquidate a portion of our liquid asset portfolio to meet any funding needs.

Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. If, as a result of general economic conditions, market interest rates, competitive pressures, or otherwise, the amount of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on higher cost borrowings as a source of funds, such as the FHLB, or otherwise reduce its loan growth or pursue loan sales. Higher funding costs reduce our NIM, net interest income and net income.

A significant component of our liquidity needs is met through our access to funding pursuant to our membership in the FHLB. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB is to obtain funding. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. Any deterioration in the FHLB’s performance or financial condition may affect our ability to access funding and/or require us to deem the required investment in FHLB stock to be impaired. If we are not able to access funding through the FHLB, we may not be able to meet our liquidity needs, which could have an adverse effect on our results of operations or financial condition. Similarly, if we deem all or part of our investment in FHLB stock impaired, such action could have an adverse effect on our financial condition or results of operations.

Our loan portfolio includes commercial loans, which are generally riskier than other types of loans.
At December 31, 2022, commercial loans represented 49% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions, interest rates, and collateral values. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if our portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

We may experience losses and expenses if security interests granted for loans are not enforceable.
When we make loans, we sometimes obtain liens, such as real estate mortgages or other asset pledges, to provide us with a security interest in collateral. If there is a loan default, we may seek to foreclose upon collateral and enforce the security interests to obtain repayment and eliminate or mitigate our loss. Drafting errors, recording errors, other defects or imperfections in the security interests granted to us and/or changes in law may render liens granted to the us unenforceable. We may incur losses or expenses if security interests granted to us are not enforceable.

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

Our ACL on loans may not be adequate to cover actual loan losses, and an increase in the ACL on loans will adversely affect our earnings.
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
We maintain a securities portfolio, which may include obligations of U.S. government-sponsored enterprises and agencies, including mortgage-backed securities; obligations of states and political subdivisions; individual name issuer trust preferred debt securities; and corporate bonds. We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities. The valuation and liquidity of our securities could be adversely impacted by reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants, which could reduce the market value of our securities, even those with no apparent credit exposure. The valuation of our securities requires judgment and as market conditions change security values may also change. Significant negative changes to valuations could result in impairments in the value of our securities portfolio, which could have an adverse effect on our financial condition or results of operations.

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
LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including loans, securities, funding sources, interest rate swaps and other derivatives. The ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, intends to end publication of remaining LIBOR tenors in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates, such as SOFR. SOFR is a backward-looking secured rate as opposed to a forward-looking unsecured rate.

We have identified all LIBOR-related contracts and determined which ones will require language to incorporate an alternative reference rate. In the fourth quarter of 2021, we began processing modifications on loans that reference LIBOR to transition them to a new reference rate, primarily SOFR. Additionally, contracts executed after December 31, 2021 are no longer being written with LIBOR terms. For derivative contracts, the International Swap Dealers Association (commonly known as "ISDA") has developed fallback language for swap agreements and established a protocol to allow counterparties to modify legacy trades to include the new fallback language. We have executed agreements with the majority of our customers to adopt the fallback language protocol.

We have remaining approximately 200 financial instruments that reference LIBOR (predominantly commercial loans) with on-balance sheet amounts of $1.0 billion and approximately 250 derivative instruments (loan related derivatives and cash flow hedging instruments) that reference LIBOR with total notional amounts of $2.0 billion as of December 31, 2022.

We continue to incorporate LIBOR replacement language in contracts. In addition to changes in contracts, the transition from LIBOR involves changes to risk and pricing models, valuation tools, systems, product design and hedging strategies. Our failure to adequately manage the transition process with our customers could also impact our reputation. Given the complexity of the transition, as well as the different risk characteristics between LIBOR and the replacement reference rate, we are unable to assess the ultimate impact of the transition from LIBOR, which may, ultimately, adversely affect our business, financial condition, or results of operations.

Market changes or economic downturns may adversely affect demand for our fee-based services and level of wealth management AUA.
Economic downturns could affect the volume of income earned from, and demand for, fee-based services.

Revenues from mortgage banking activities are largely dependent on mortgage origination volume and sales volume. Changes in interest rates and the condition of housing markets could adversely impact the volume of residential mortgage originations, sales and related mortgage banking activities.

Revenues from wealth management services depend in large part on the level of AUA, which are primarily marketable securities. Market volatility that results in clients liquidating investments, as well as lower asset values, can reduce the level of assets under management and administration and decrease our wealth management revenues, which could materially adversely affect our results of operations.

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
We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are escalating. We also review and assess the cyber-security risk of our third-party service providers. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other liability. A breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

We rely on other companies to provide key components of our business infrastructure.
Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully, we do not control them or their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third-party vendors could also entail significant delay and expense.

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
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems; internal controls; management review processes; and other mechanisms. In some cases, management of our risks depends upon the use of analytical and/or forecasting models, which, in turn, rely on assumptions and estimates. If the models used to mitigate these risks are inadequate, or the assumption or estimates are inaccurate or otherwise flawed, we may fail to adequately protect against risks and may incur losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, which could lead to unexpected losses and our results of operations or financial condition could be materially adversely affected.

Damage to our reputation could significantly harm our business, including our competitive position and business prospects.
We are dependent on our reputation within our market area, as a trusted and responsible financial services company, for all aspects of our business with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future businesses. Negative public opinion about the financial services industry generally (including the types of banking and wealth management services that we provide) or us specifically could adversely affect our reputation and our ability to keep and attract customers and employees. Our actual or perceived failure to address various issues could give rise to negative public opinion and reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

The proliferation of social media websites utilized by us and other third parties, as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets. Any damage to our reputation could affect our ability to retain and develop the business relationships necessary to conduct business, which in turn could negatively impact our financial condition, results of operations, and the market price of our common stock.

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
Our success depends, in large part, on our ability to attract and retain key personnel. Certain key personnel that have regular direct contact with customers and clients often build strong relationships that are important to our business. In addition, we rely on key personnel to manage and operate its business, including major revenue producing functions, such as loan and deposit generation and wealth management services. Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that we depend upon for success. Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation, including with respect to the structure of incentive compensation. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Also, the loss of key personnel could jeopardize our relationships with customers and clients and could lead to the loss of accounts. At the end of the third quarter of 2022, four client-facing wealth management advisors at WTA, our registered investment adviser subsidiary, resigned. We could experience additional client asset withdrawals in upcoming months associated with the departure of the former advisors. Losses of such accounts could have a material adverse impact on our business.

Natural disasters, acts of terrorism, pandemics and other external events could harm our business.
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
We are subject to tax law changes that could impact our effective income tax rate and our net deferred tax assets. Our net deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We assess the deferred tax assets periodically to determine the likelihood of our ability to realize the benefits. Management judgment is required in determining the appropriate recognition and valuation of deferred tax assets and liabilities, including projections of future taxable income, as well as the character of that income. A change in statutory tax rates may result in a decrease or increase to our deferred tax assets. A decrease in our deferred tax assets could have a material adverse effect on our results of operations or financial condition.

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
The price of our common stock can fluctuate widely in response to a variety of factors. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly. Some of the factors that could cause fluctuations or declines in the price of our common stock include, but are not limited to, actual or anticipated variations in reported operating results, recommendations by securities analysts, the level of trading activity in our common stock, our past and future dividend and share repurchase practices, new services or delivery systems offered by competitors, business combinations involving our competitors, operating and stock price performance of companies that investors deem to be comparable to us, news reports relating to trends or developments in the financial, credit, mortgage and housing markets, as well as the financial services industry, and changes in government regulations.

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
We offer wealth management services through the Bank and WTA. WTA is a registered investment adviser under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. We are also subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 to 60 days’ notice. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to enforcement actions even though noncompliance was inadvertent or unintentional.
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

We face significant legal risks, both from regulatory investigations and proceedings, and from private actions brought against us.
As a participant in the financial services industry, many aspects of our business involve substantial risk of legal liability. From time to time, customers and others make claims and take legal action pertaining to the performance of our responsibilities. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant expenses, attention from management and financial liability. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us.

ITEM 1B.  Unresolved Staff Comments.
None.

ITEM 2.  Properties.
Washington Trust’s headquarters and main office is located at 23 Broad Street, in Westerly, in Washington County, Rhode Island.

As of December 31, 2022, Washington Trust conducts business from 10 branch offices located in southern Rhode Island (Washington County), 14 branch offices located in the greater Providence area in Rhode Island and 1 branch office located in southeastern Connecticut. In August 2022, we opened a new full-service branch in Cumberland, Rhode Island. In addition, we announced that we submitted applications to establish a branch office in three northern Rhode Island locations in 2023 to further expand our branch footprint and serve the broader Rhode Island community. The three branch offices will be located in Barrington, Providence and Smithfield, Rhode Island and are subject to federal, state, local, and regulatory approvals.

In addition, there are a number of offices not associated with a branch office location. Washington Trust has 6 residential mortgage lending offices that are located in eastern Massachusetts (Sharon, Burlington, Braintree and Wellesley); in Glastonbury, Connecticut; and in Warwick, Rhode Island. Washington Trust also has an executive office, commercial lending office and wealth management services office in the financial district of Providence, Rhode Island; and 2 additional wealth management services offices located in Wellesley, Massachusetts and New Haven, Connecticut. In July 2022, we opened a new commercial lending office in New Haven, Connecticut. Additionally, Washington Trust has an employment and training center and two operations facilities located in Westerly, Rhode Island, as well as a loan servicing facility in Stonington, CT.

At December 31, 2022, 10 of the Corporation’s facilities were owned, 28 were leased and 1 branch office was owned on leased land.  Lease expiration dates range from 7 months to 25 years, with additional renewal options on certain leases ranging from 3 years to 5 years.  In addition, the Bank has 1 owned offsite-ATM in a leased space. All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

The Bank also brands ATMs located in retail stores and other locations primarily in Rhode Island and to a lesser extent in southeastern Connecticut. These ATMs are operated under contracts with a third-party vendor.

See Notes 6 and 7 to the Consolidated Financial Statements for additional information regarding premises and equipment and leases.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Bancorp’s common stock trades on the NASDAQ Stock Market under the symbol WASH. At January 31, 2023, there were 1,456 holders of record of the Bancorp’s common stock.

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

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Bancorp did not repurchase any shares during the fourth quarter of December 31, 2022.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) from December 31, 2017 to December 31, 2022. The results presented assume that the value of the Corporation’s common stock and each index was $100.00 on December 31, 2017.  The total return assumes reinvestment of dividends.

The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third-party provider, a source believed to be reliable, but the Corporation is not responsible for any errors or omissions in such information.

For the period ending December 31,	2017	2018	2019	2020	2021	2022
Washington Trust Bancorp, Inc.	$100.00	$92.25	$108.59	$95.78	$125.36	$109.71
NASDAQ Bank Stocks	$100.00	$83.83	$104.26	$96.44	$137.82	$115.38
NASDAQ Stock Market (U.S.)	$100.00	$97.18	$132.88	$192.74	$235.56	$158.97

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

Information pertaining to 2020 was included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, starting on page 33 under Part II, Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which was filed with the SEC on February 24, 2022.

Overview
Washington Trust offers a full range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services through its offices in Rhode Island, Massachusetts and Connecticut.

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
Credit risk represents the possibility that borrowers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability and willingness of such borrowers or counterparties to meet their obligations. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Corporation may experience significant credit losses which could have an adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. Credit risk also exists with respect to investment securities. For further discussion regarding the credit risk and the credit quality of the Corporation’s loan portfolio, see Notes 4 and 5 to the Consolidated Financial Statements. For further discussion regarding the Corporation’s securities portfolio, see Note 3 to the Consolidated Financial Statements.

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

Management's Discussion and Analysis
Results of Operations
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)			Change
Years Ended December 31,	2022	2021	$	%
Net interest income	$155,990	$141,435	$14,555	10%
Noninterest income	62,602	87,394	(24,792)	(28)
Total revenues	218,592	228,829	(10,237)	(4)
Provision for credit losses	(1,300)	(4,822)	3,522	73
Noninterest expense	128,722	135,464	(6,742)	(5)
Income before income taxes	91,170	98,187	(7,017)	(7)
Income tax expense	19,489	21,317	(1,828)	(9)
Net income	$71,681	$76,870	($5,189)	(7%)

The following table presents a summary of performance metrics and ratios:

Years Ended December 31,	2022	2021
Diluted earnings per common share	$4.11	$4.39
Return on average assets (net income divided by average assets)	1.17%	1.32%
Return on average equity (net income available for common shareholders divided by average equity)	14.49%	14.03%
Net interest income as a percentage of total revenues	71%	62%
Noninterest income as a percentage of total revenues	29%	38%

Net income totaled $71.7 million in 2022, down by 7% from the $76.9 million reported in 2021.

In 2022, growth in net interest income was driven by higher yields on, and growth in, average interest-earning assets, partially offset by a higher cost of funds. The decline in noninterest income largely reflected lower mortgage banking revenues resulting from an overall reduction in mortgage origination and sales activity due to higher market interest rates and changes in the housing markets. Results also benefited from continued strength in asset and credit quality metrics and the recognition of a negative provision for credit losses. The decrease in noninterest expenses largely reflected declines in debt prepayment penalties and volume-related mortgage originator compensation expense.

Management's Discussion and Analysis
Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis
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

Years ended December 31,	2022			2021			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$119,932	$1,624	1.35%	$167,898	$181	0.11%	($47,966)	$1,443	1.24%
Mortgage loans held for sale	29,539	1,165	3.94	52,580	1,531	2.91	(23,041)	(366)	1.03
Taxable debt securities	1,121,413	21,827	1.95	1,013,445	14,295	1.41	107,968	7,532	0.54
FHLB stock	20,721	548	2.64	21,422	436	2.04	(701)	112	0.60
Commercial real estate	1,679,300	65,660	3.91	1,643,107	49,551	3.02	36,193	16,109	0.89
Commercial & industrial	632,938	28,099	4.44	752,934	30,824	4.09	(119,996)	(2,725)	0.35
Total commercial	2,312,238	93,759	4.05	2,396,041	80,375	3.35	(83,803)	13,384	0.70
Residential real estate	1,960,629	65,866	3.36	1,571,459	52,884	3.37	389,170	12,982	(0.01)
Home equity	263,578	10,139	3.85	254,289	8,212	3.23	9,289	1,927	0.62
Other	15,799	724	4.58	19,765	966	4.89	(3,966)	(242)	(0.31)
Total consumer	279,377	10,863	3.89	274,054	9,178	3.35	5,323	1,685	0.54
Total loans	4,552,244	170,488	3.75	4,241,554	142,437	3.36	310,690	28,051	0.39
Total interest-earning assets	5,843,849	195,652	3.35	5,496,899	158,880	2.89	346,950	36,772	0.46
Noninterest-earning assets	258,906			341,067			(82,161)
Total assets	$6,102,755			$5,837,966			$264,789
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$263,154	$2,891	1.10%	$202,929	$259	0.13%	$60,225	$2,632	0.97%
NOW accounts	864,084	862	0.10	765,584	491	0.06	98,500	371	0.04
Money market accounts	1,198,714	8,954	0.75	984,278	2,413	0.25	214,436	6,541	0.50
Savings accounts	574,349	473	0.08	521,143	282	0.05	53,206	191	0.03
Time deposits (in-market)	799,645	8,630	1.08	702,303	7,749	1.10	97,342	881	(0.02)
Interest-bearing in-market deposits	3,699,946	21,810	0.59	3,176,237	11,194	0.35	523,709	10,616	0.24
Wholesale brokered demand deposits	20,696	494	2.39	—	—	—	20,696	494	2.39
Wholesale brokered time deposits	386,170	3,719	0.96	644,151	1,196	0.19	(257,981)	2,523	0.77
Wholesale brokered deposits	406,866	4,213	1.04	644,151	1,196	0.19	(237,285)	3,017	0.85
Total interest-bearing deposits	4,106,812	26,023	0.63	3,820,388	12,390	0.32	286,424	13,633	0.31
FHLB advances	414,263	11,713	2.83	370,881	3,800	1.02	43,382	7,913	1.81
Junior subordinated debentures	22,681	739	3.26	22,681	370	1.63	—	369	1.63
Total interest-bearing liabilities	4,543,756	38,475	0.85	4,213,950	16,560	0.39	329,806	21,915	0.46
Noninterest-bearing demand deposits	923,423			934,626			(11,203)
Other liabilities	142,324			143,197			(873)
Shareholders’ equity	493,252			546,193			(52,941)
Total liabilities and shareholders’ equity	$6,102,755			$5,837,966			$264,789
Net interest income (FTE)		$157,177			$142,320			$14,857
Interest rate spread			2.50%			2.50%			—%
Net interest margin			2.69%			2.59%			0.10%

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Years ended December 31,	2022	2021	Change
Commercial loans	$1,187	$885	$302

Net Interest Income
Net interest income, the primary source of our operating income, totaled $156.0 million and $141.4 million, respectively, for 2022 and 2021. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, NIM and the yield on loans may be impacted by the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $183 thousand (or 0 basis points benefit to NIM) and $3.2 million (or 6 basis points benefit to NIM), respectively, in 2022 and 2021.

The analysis of net interest income, NIM and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally decrease as market interest rates rise and increase as market interest rates decline. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. Additionally, as PPP loans were forgiven by the SBA, related unamortized net fee balances were accelerated and amortized, increasing net interest income. As noted in the Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to net interest income) amounted to $2.9 million in 2022, compared to $3.4 million in 2021.

Accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA amounted to $1.2 million (or 2 basis points benefit to NIM) and $5.4 million (or 10 basis points benefit to NIM), respectively, in 2022 and 2021.

FTE net interest income in 2022 amounted to $157.2 million, up by $14.9 million, or 10%, from 2021. Growth in average interest-earning assets, net of increased average interest-bearing liability balances, contributed $7.8 million of net interest income in 2022. Increases in asset yields outpaced increases in funding costs, contributing $7.1 million of net interest income. See additional discussion regarding interest rate sensitivity under the caption “Asset/Liability Management and Interest Rate Risk.”

NIM was 2.69% in 2022, up by 10 basis points from 2.59% in 2021. It included accelerated amortization of net deferred fee balances on PPP loans that were forgiven by the SBA and loan prepayment fees. Excluding the impact of both these items, NIM amounted to 2.67% in 2022, compared to 2.43% in 2021. NIM benefited from higher market interest rates in 2022.

Total average securities for 2022 increased by $108.0 million, or 11%, from the average balance for 2021, reflecting purchases of debt securities. The FTE rate of return on securities was 1.95% in 2022, up by 54 basis points from 1.41% in 2021, reflecting the impact of higher market interest rates in 2022.

Total average loan balances increased by $310.7 million, or 7%, from the average balance for 2021. This reflected growth in average residential real estate loan balances, partially offset by a decline in average commercial and industrial loans due to PPP loans that were forgiven by the SBA. The yield on total loans in 2022 was 3.75%, up by 39 basis points from 3.36% in 2021. The yield on total loans was impacted by accelerated amortization of net deferred fee balances on PPP loans when such loans were forgiven by the SBA, as well as the periodic recognition of loan prepayment fees. Excluding the impact of these items for both periods, the yield on total loans amounted to 3.71% in 2022, up by 55 basis points, from 3.16% in 2021, reflecting higher market interest rates.

Management's Discussion and Analysis
The average balance of FHLB advances for 2022 increased by $43.4 million, or 12%, compared to the average balance for 2021. The average rate paid on such advances in 2022 was 2.83%, up 181 basis points from 1.02% in 2021, reflecting increases in market interest rates.

Included in total average interest-bearing deposits were wholesale brokered deposits, which decreased by $237.3 million, or 37%, from 2021. The average rate paid on wholesale brokered deposits in 2022 was 1.04%, up by 85 basis points from 0.19% in 2021, reflecting increases in market interest rates.

Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, increased by $523.7 million, or 16%, from the average balance in 2021, reflecting growth across all deposit categories. The average rate paid on in-market interest-bearing deposits in 2022 was 0.59%, up by 24 basis points from 0.35% in 2021, reflecting recent increases in market interest rates.

The average balance of noninterest-bearing demand deposits for 2022 decreased by $11.2 million, or 1%, from the average balance for 2021.

Management's Discussion and Analysis
Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Changes Due To
Years Ended December 31, 2022 vs. 2021	Volume	Rate	Net Change
Interest on interest-earning assets:
Cash, federal funds sold and short-term investments	($67)	$1,510	$1,443
Mortgage loans held for sale	(802)	436	(366)
Taxable debt securities	1,639	5,893	7,532
FHLB stock	(15)	127	112
Commercial real estate	1,120	14,989	16,109
Commercial & industrial	(5,202)	2,477	(2,725)
Total commercial	(4,082)	17,466	13,384
Residential real estate	13,139	(157)	12,982
Home equity	308	1,619	1,927
Other	(184)	(58)	(242)
Total consumer	124	1,561	1,685
Total loans	9,181	18,870	28,051
Total interest income	9,936	26,836	36,772
Interest on interest-bearing liabilities:
Interest-bearing demand deposits	101	2,531	2,632
NOW accounts	60	311	371
Money market accounts	643	5,898	6,541
Savings accounts	28	163	191
Time deposits (in-market)	1,027	(146)	881
Interest-bearing in-market deposits	1,859	8,757	10,616
Wholesale brokered demand deposits	494	—	494
Wholesale brokered time deposits	(665)	3,188	2,523
Wholesale brokered deposits	(171)	3,188	3,017
Total interest-bearing deposits	1,688	11,945	13,633
FHLB advances	489	7,424	7,913
Junior subordinated debentures	—	369	369
Total interest expense	2,177	19,738	21,915
Net interest income FTE	$7,759	$7,098	$14,857

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

A negative provision for credit losses (or a benefit) of $1.3 million was recognized in earnings in 2022 compared to a negative provision for credit losses (or a benefit) of $4.8 million in 2021. The negative provision recognized in 2022 was reflective of low loss rates and continued strength in asset and credit quality metrics that more than offset negative trends in macroeconomic forecasts and loan growth that was concentrated in residential real estate loans. The negative provision in 2021 reflected an improvement in forecasted economic conditions following higher credit loss provisioning in 2020, which was attributable to the emergence of the COVID-19 pandemic.

Net recoveries totaled $368 thousand, or 0.01% of average loans, in 2022, compared to net charge-offs of $417 thousand, or 0.01% of average loans, in 2021.

Management's Discussion and Analysis

The ACL on loans was $38.0 million, or 0.74% of total loans, at December 31, 2022, compared to $39.1 million, or 0.91% of total loans, at December 31, 2021. See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2022	2021	$	%
Noninterest income:
Wealth management revenues	$38,746	$41,282	($2,536)	(6%)
Mortgage banking revenues	8,733	28,626	(19,893)	(69)
Card interchange fees	4,996	4,996	—	—
Service charges on deposit accounts	3,192	2,683	509	19
Loan related derivative income	2,756	4,342	(1,586)	(37)
Income from bank-owned life insurance	2,591	2,925	(334)	(11)
Other income	1,588	2,540	(952)	(37)
Total noninterest income	$62,602	$87,394	($24,792)	(28%)

Noninterest Income Analysis
Revenue from wealth management services represented 62% of total noninterest income in 2022, compared to 47% in 2021. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2022	2021	$	%
Wealth management revenues:
Asset-based revenues	$37,602	$40,215	($2,613)	(6%)
Transaction-based revenues	1,144	1,067	77	7
Total wealth management revenues	$38,746	$41,282	($2,536)	(6%)

Wealth management revenues for 2022 decreased by $2.5 million, or 6%, from 2021, reflecting a decrease in asset-based revenues. The change in asset-based revenues correlated with the decrease in average AUA balances in 2022. The average balance of AUA in 2022 decreased by 6% from the average balance in 2021.

The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)	2022	2021
Wealth management AUA:
Balance at the beginning of period	$7,784,211	$6,866,737
Net investment (depreciation) appreciation & income	(1,132,378)	931,302
Net client asset outflows	(689,843)	(13,828)
Balance at the end of period	$5,961,990	$7,784,211

The end of period AUA balance amounted to $6.0 billion at December 31, 2022, down by $1.8 billion, or 23%, from

Management's Discussion and Analysis
December 31, 2021. This decline was attributable to net investment depreciation as a result of declines in the financial markets and also reflected elevated net client asset outflows.

At the end of the third quarter of 2022, four client-facing wealth management advisors at WTA, our registered investment adviser subsidiary, resigned. These four employees were associated with approximately $1.0 billion of AUA as of September 30, 2022. In the fourth quarter of 2022, client asset withdrawals associated with the departure of the advisors amounted to $604 million, which reduced wealth management revenues by approximately $525 thousand in the fourth quarter. Since the end of 2022 and through February 14, 2023, we have been notified of additional client withdrawals of approximately $76 million. Based on the cumulative withdrawals through February 14, 2023, we estimate a decline in 2023 wealth management revenues of approximately $3.4 million associated with these withdrawals. Washington Trust could experience additional client asset withdrawals in upcoming months associated with the departure of the former advisors. While there are cost savings in salaries and employee benefits expense associated with the departure of these advisors, they currently are being offset by a higher level of legal expenses also associated with this matter.

Mortgage banking revenues represented 14% of total noninterest income in 2022, compared to 33% for 2021. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)			Change
Years Ended December 31,	2022	2021	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$7,954	$33,752	($25,798)	(76%)
Changes in fair value, net (2)	(1,224)	(5,558)	4,334	78
Loan servicing fee income, net (3)	2,003	432	1,571	364
Total mortgage banking revenues	$8,733	$28,626	($19,893)	(69%)

Loans sold to the secondary market (4)	$339,748	$953,436	($613,688)	(64%)
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

Mortgage banking revenues in 2022 decreased by $19.9 million, or 69%, from 2021. The decline in mortgage banking revenues was mainly attributable to a decline in sales volume and a reduction in the sales yield. Mortgage loans sold to the secondary market totaled $339.7 million in 2022 compared to $953.4 million in 2021, reflecting an overall reduction of mortgage origination and sales activity, as well as a shift to a higher proportion of loans originated for portfolio in 2022. The reduction of mortgage origination and sales activity was driven by increases in market interest rates and changes in the housing markets. Mortgage banking revenues were also impacted by changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline. In addition, the decline in mortgage banking revenues was partially offset by higher net loan servicing fee income associated with loans sold with servicing retained. The increase in net loan servicing fee income was largely due to lower amortization of servicing rights, reflecting lower prepayment speeds on the serviced mortgage portfolio.

Loan related derivative income decreased by $1.6 million, or 37%, from 2021, largely reflecting a decrease in commercial borrower interest rate derivative transactions.
Other income decreased by $952 thousand, or 37%, from 2021, largely due to $1.0 million of income associated with a litigation settlement that was recognized in 2021.

Management's Discussion and Analysis
Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Years Ended December 31,	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$83,804	$87,295	($3,491)	(4%)
Outsourced services	13,737	13,296	441	3
Net occupancy	9,126	8,449	677	8
Equipment	3,797	3,905	(108)	(3)
Legal, audit and professional fees	3,127	2,859	268	9
FDIC deposit insurance costs	1,687	1,592	95	6
Advertising and promotion	2,587	1,843	744	40
Amortization of intangibles	860	890	(30)	(3)
Debt prepayment penalties	—	6,930	(6,930)	(100)
Other	9,997	8,405	1,592	19
Total noninterest expense	$128,722	$135,464	($6,742)	(5%)

Noninterest Expense Analysis
Salaries and employee benefits expense, the largest component of noninterest expense, for 2022 decreased by $3.5 million, or 4%, from 2021, largely reflecting volume-related decreases in mortgage originator compensation expense, lower performance-based compensation costs and lower wealth management compensation expense, partially offset by annual merit increases and higher staffing levels.

Debt prepayment penalty expense amounted to $6.9 million in 2021, due to the prepayment of higher-yielding FHLB advances. There were no such debt prepayments in 2022.

Other expenses for 2022 increased by $1.6 million, or 19% from 2021. Included in other expenses in 2022 was a contribution totaling $600 thousand that Washington Trust made to its charitable foundation. There was no such contribution expense in 2021. Excluding the impact of this item, other expenses was up by $1.0 million, or 12%, from 2021, reflecting increases across a variety of other noninterest expense categories.

Income Taxes
The following table presents the Corporation’s income tax expense and effective tax rate for the periods indicated:

(Dollars in thousands)
Years ended December 31,	2022	2021
Income tax expense	$19,489	$21,317
Effective income tax rate	21.4%	21.7%

The effective tax rates differed from the federal rate of 21%, primarily due to state income tax expense, partially offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax expense or benefits associated with the settlement of share-based awards.

The Corporation’s net deferred tax assets amounted to $56.4 million at December 31, 2022, compared to $14.0 million at December 31, 2021. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income. Net deferred tax assets increased in 2022, largely reflecting increases in deferred tax assets associated with the declines in fair value of securities available for sale and cash flow hedges that were primarily attributable to relative changes in market interest rates.

See Note 11 to the Consolidated Financial Statements for additional information regarding income taxes.

Management's Discussion and Analysis

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 18 to the Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2022	2021	$	%
Net interest income	$156,040	$141,493	$14,547	10%
Provision for credit losses	(1,300)	(4,822)	3,522	(73)
Net interest income after provision for credit losses	157,340	146,315	11,025	8
Noninterest income	23,088	44,748	(21,660)	(48)
Noninterest expense	96,973	103,856	(6,883)	(7)
Income before income taxes	83,455	87,207	(3,752)	(4)
Income tax expense	17,557	18,575	(1,018)	(5)
Net income	$65,898	$68,632	($2,734)	(4%)

Net interest income for the Commercial Banking segment increased by $14.5 million, or 10%, from 2021. Growth in net interest income was largely driven by higher yields on, and growth in, average interest-earning assets, partially offset by a higher cost of funds. These increases were partially offset by lower levels of accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA and prepayment penalty fee income associated with loans payoffs.

A negative provision for credit losses (or a benefit) of $1.3 million was recognized in earnings in 2022, compared to a negative provision for credit losses (or a benefit) of $4.8 million in 2021. See additional discussion under the caption “Provision for Credit Losses.”

Noninterest income derived from the Commercial Banking segment decreased by $21.7 million, or 48%, from 2021, largely reflecting lower mortgage banking revenues and lower loan related derivative income. See additional discussion under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses were down by $6.9 million, or 7%, from 2021. This reflected decreases in debt prepayment penalty expense and salaries and employee benefits, partially offset by increases in outsourced services, advertising and promotion and other expenses. See additional disclosure under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Years Ended December 31,	2022	2021	$	%
Net interest expense	($50)	($58)	$8	(14%)
Noninterest income	39,514	42,646	(3,132)	(7)
Noninterest expense	31,749	31,608	141	—
Income before income taxes	7,715	10,980	(3,265)	(30)
Income tax expense	1,932	2,742	(810)	(30)
Net income	$5,783	$8,238	($2,455)	(30%)

Noninterest income for the Wealth Management Services segment decreased by $3.1 million, or 7%, compared to 2021, due to a decrease in asset-based revenues. The decline in revenues in 2022 also included income of $1.0 million associated with a

Management's Discussion and Analysis
litigation settlement that was recognized in 2021. See further discussion of wealth management revenues under the caption “Noninterest Income” above.

Noninterest expenses for the Wealth Management Services segment increased by $141 thousand, or 0.4%, compared to 2021. Increases in legal, audit and professional fees and other expense were largely offset by a decrease in salaries and employee benefits expense. See additional discussion under the caption “Noninterest Expense” above.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
December 31,	2022	2021	$	%
Cash and due from banks	$115,492	$175,259	($59,767)	(34%)
Total securities	993,928	1,042,859	(48,931)	(5)
Total loans	5,110,139	4,272,925	837,214	20
Allowance for credit losses on loans	38,027	39,088	(1,061)	(3)
Total assets	6,660,051	5,851,127	808,924	14
Total deposits	5,018,962	4,980,051	38,911	1
FHLB advances	980,000	145,000	835,000	576
Total shareholders’ equity	453,669	564,808	(111,139)	(20)

Total assets amounted to $6.7 billion at December 31, 2022, up by $808.9 million, or 14%, from the end of 2021 due to loan growth.

Cash and due from banks declined by $59.8 million, or 34%, from the end of 2021, reflecting lower cash balances on deposit at correspondent banks and a reduction in cash collateral pledged to derivative counterparties. See Note 9 to the Consolidated Financial Statements for additional disclosure regarding derivative financial instruments.

The securities portfolio decreased by $48.9 million, or 5%, from the end of 2021. A decline in the fair value of available for sale securities primarily attributable to changes in interest rates and routine pay-downs on mortgage-backed securities were partially offset by purchases of debt securities.

Total loans increased by $837.2 million, or 20%, from the balance at December 31, 2021, led by growth in the residential real estate portfolio.

Total deposits increased by $38.9 million, or 1%, from the end of 2021 with growth in in-market deposits, partially offset by a decrease in wholesale brokered deposits. FHLB advances increased by $835.0 million, or 576%, from December 31, 2021, as higher levels of wholesale funding were utilized to fund balance sheet growth.

Shareholders’ equity amounted to $453.7 million at December 31, 2022, down by $111.1 million, or 20%, from the balance at December 31, 2021, largely reflecting a decline in the AOCL component of shareholders’ equity due decreases in the fair value of available for sale debt securities and cash flow hedges that were primarily attributable to changes in market interest rates.

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

Management's Discussion and Analysis
The Corporation’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase. The Corporation does not maintain a portfolio of trading securities and does not have securities designated as held to maturity. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Debt securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of December 31, 2022 and 2021, management did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements generally utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 3 and 10 to the Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)
December 31,	2022		2021
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$199,582	20%	$196,454	19%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	774,102	78	824,962	79
Individual name issuer trust preferred debt securities	8,760	1	9,138	1
Corporate bonds	11,484	1	12,305	1
Total available for sale debt securities	$993,928	100%	$1,042,859	100%

The securities portfolio represented 15% of total assets at December 31, 2022, compared to 18% of total assets at December 31, 2021. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio decreased by $48.9 million, or 5%, from the end of 2021. This included a decline of $163.5 million (pretax) in the fair value of available for sale securities and $116.1 million of routine pay-downs on mortgage-backed securities. These were partially offset by purchases of U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, totaling $234.1 million, with a weighted average yield of 3.58%.

As of December 31, 2022, the carrying amount of available for sale debt securities included net unrealized losses of $172.4 million, compared to net unrealized losses of $8.9 million as of December 31, 2021. The decline in fair value of available for sale debt securities from the end of 2021 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative

Management's Discussion and Analysis
changes in market interest rates since the time of purchase. See Note 3 to the Consolidated Financial Statements for additional information.

Federal Home Loan Bank Stock
The Bank is a member of the FHLB, which is a cooperative that provides services to its member banking institutions. The primary reason for the Bank’s membership is to gain access to a reliable source of wholesale funding in order to manage interest rate risk. The purchase of FHLB stock is a requirement for a member to gain access to funding. The Bank purchases FHLB stock in proportion to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return. The Bank’s investment in FHLB stock totaled $43.5 million at December 31, 2022, compared to $13.0 million at December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $5.1 billion at December 31, 2022, up by $837.2 million, or 20%, from the end of 2021, led by growth in the residential real estate portfolio.

The following table sets forth the composition of the Corporation’s loan portfolio:

(Dollars in thousands)
December 31,	2022		2021
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,829,304	36%	$1,639,062	38%
Commercial & industrial (2)	656,397	13	641,555	15
Total commercial	2,485,701	49	2,280,617	53
Residential real estate:
Residential real estate (3)	2,323,002	45	1,726,975	40
Consumer:
Home equity	285,715	6	247,697	6
Other (4)	15,721	—	17,636	1
Total consumer	301,436	6	265,333	7
Total loans	$5,110,139	100%	$4,272,925	100%
(1)CRE consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)C&I consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $1.1 million and $38.0 million, respectively, of PPP loans as of December 31, 2022 and 2021.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.

Management's Discussion and Analysis
An analysis of the maturity and interest rate sensitivity of the Corporation’s loan portfolio as of December 31, 2022 follows:

(Dollars in thousands)	Commercial				Consumer
	CRE (1)	C&I	Total Commercial	Residential Real Estate (2)	Home Equity	Other	Total Consumer	Total
Amounts due in:
One year or less	$237,351	$118,988	$356,339	$57,488	$3,025	$4,036	$7,061	$420,888
After one year to five years	867,955	359,527	1,227,482	251,481	10,806	5,560	16,366	1,495,329
After five years to fifteen years	723,998	177,882	901,880	746,496	21,275	4,696	25,971	1,674,347
After fifteen years	—	—	—	1,267,537	250,609	1,429	252,038	1,519,575
Total	$1,829,304	$656,397	$2,485,701	$2,323,002	$285,715	$15,721	$301,436	$5,110,139

Interest rate terms on amounts due after one year:
Predetermined rates	$412,404	$156,289	$568,693	$1,207,513	$37,336	$10,256	$47,592	$1,823,798
Variable or adjustable rates	1,179,549	381,120	1,560,669	1,058,001	245,354	1,429	246,783	2,865,453
(1)Includes construction and development loans that will convert to repayment terms following the construction period and will be reclassified to either the CRE or C&I category.
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

Commercial Loans
The commercial loan portfolio represented 49% of total loans at December 31, 2022.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $510.6 million and $451.6 million, respectively, at December 31, 2022 and 2021. Our participation in commercial loans originated by other banks also includes shared national credits.

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

Management's Discussion and Analysis
Commercial Real Estate Loans
CRE loans totaled $1.8 billion at December 31, 2022, up by $190.2 million, or 12%, from the balance at December 31, 2021. In 2022, CRE loan originations and advances totaled approximately $569 million, partially offset by principal payments of approximately $379 million.

Included in the CRE loan portfolio were construction and development loans of $164.1 million and $122.4 million, respectively, as of December 31, 2022 and 2021.

Shared national credit balances outstanding included in the CRE loan portfolio totaled $10.5 million and $3.5 million, respectively, at December 31, 2022 and 2021. The balance was included in the pass-rated category of commercial loan credit quality and current with respect to contractual payment terms at both December 31, 2022 and 2021.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	December 31, 2022		December 31, 2021
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$691,780	38%	$643,182	39%
Massachusetts	566,717	31	464,018	28
Rhode Island	387,759	21	408,496	25
Subtotal	1,646,256	90	1,515,696	92
All other states	183,048	10	123,366	8
Total	$1,829,304	100%	$1,639,062	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	December 31, 2022			December 31, 2021
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	127	$469,233	26%	127	$474,229	29%
Retail	108	421,617	23	121	389,487	24
Office	53	257,551	14	57	216,602	13
Hospitality	33	214,829	12	31	184,990	11
Industrial and warehouse	42	192,717	11	35	137,254	8
Healthcare	17	136,225	7	13	128,189	8
Commercial mixed use	21	54,976	3	20	38,978	2
Other	34	82,156	4	36	69,333	5
Total CRE loans	435	$1,829,304	100%	440	$1,639,062	100%

Average CRE loan size		$4,205			$3,725
Largest individual CRE loan outstanding		$65,431			$39,945

Commercial and Industrial Loans
C&I loans amounted to $656.4 million at December 31, 2022, up by $14.8 million, or 2%, from the balance at December 31, 2021. This included a net reduction of PPP loans of $36.9 million, reflecting loans forgiven by the SBA. Excluding PPP loans, C&I loans increased by $51.7 million in 2022, as loan originations and advances of approximately $142 million were offset by principal payments of approximately $90 million.

Included in C&I loans were PPP loans of $1.1 million and $38.0 million, respectively, as of December 31, 2022 and 2021.

Management's Discussion and Analysis
Shared national credit balances outstanding included in the C&I loan portfolio totaled $40.9 million and $40.8 million, respectively, at December 31, 2022 and 2021. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at both December 31, 2022 and 2021.

The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	December 31, 2022			December 31, 2021
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	69	$193,052	29%	101	$174,376	27%
Owner occupied and other real estate	168	72,429	11	185	72,957	11
Manufacturing	55	60,601	9	65	55,341	9
Retail	50	56,012	9	79	47,290	7
Transportation and warehousing	20	51,347	8	31	35,064	5
Educational services	19	46,708	7	28	52,211	8
Finance and insurance	55	28,313	4	59	31,279	5
Entertainment and recreation	24	25,646	4	37	32,087	5
Information	5	23,948	4	14	25,045	4
Accommodation and food services	49	17,167	3	114	28,320	4
Professional, scientific and technical	37	6,451	1	69	8,912	1
Public administration	11	3,789	1	16	5,441	1
Other	162	70,934	10	281	73,232	13
Total C&I loans	724	$656,397	100%	1,079	$641,555	100%

Average C&I loan size		$907			$595
Largest individual C&I loan outstanding		$27,676			$18,721

Residential Real Estate Loans
The residential real estate loan portfolio represented 45% of total loans at December 31, 2022.

Residential real estate loans held in portfolio amounted to $2.3 billion at December 31, 2022, up by $596.0 million, or 35%, from the balance at December 31, 2021, reflecting a higher proportion of loans originated for portfolio than for sale in 2022.

The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	December 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,698,240	73%	$1,207,789	70%
Rhode Island	446,010	19	365,831	21
Connecticut	153,323	7	132,430	8
Subtotal	2,297,573	99	1,706,050	99
All other states	25,429	1	20,925	1
Total (1)	$2,323,002	100%	$1,726,975	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $59.9 million and $78.7 million, respectively, as of December 31, 2022 and 2021.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Management's Discussion and Analysis
The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Years ended December 31,	2022		2021
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$881,874	74%	$756,343	45%
Originations for sale to the secondary market (2)	309,407	26	933,324	55
Total	$1,191,281	100%	$1,689,667	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Years ended December 31,	2022		2021
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$99,849	29%	$591,550	62%
Loans sold with servicing rights released (1)	239,899	71	361,886	38
Total	$339,748	100%	$953,436	100%
(1)Includes brokered loans (loans originated for others).

Residential real estate loan origination, refinancing and sales activity decreased in 2022 in response to increases in market interest rates.

We have active relationships with various secondary market investors that purchase residential real estate loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we are also able to manage our liquidity position through timely sales of residential real estate loans to the secondary market.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $9.0 million and $9.8 million, respectively, as of December 31, 2022 and 2021. The balance of residential mortgage loans serviced for others, which are not included in the Consolidated Balance Sheets, amounted to $1.5 billion at both December 31, 2022 and 2021.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 95% of the total consumer portfolio at December 31, 2022. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 55% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $301.4 million at December 31, 2022, up by $36.1 million, or 14%, from December 31, 2021, reflecting increases in home equity lines and loans. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $9.6 million and $9.4 million, respectively, at December 31, 2022 and 2021.

Investment in Bank-Owned Life Insurance
BOLI amounted to $102.2 million and $92.6 million, respectively, at December 31, 2022 and 2021. The increase in 2022 included $7.0 million of purchases of BOLI. BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed

Management's Discussion and Analysis
on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated as investment grade at December 31, 2022 by credit rating agencies such as A.M. Best, Moody’s and S&P.  BOLI is included in the Consolidated Balance Sheet at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Asset Quality
Management continually monitors the asset quality of the loan portfolio using all available information. The Board of Directors monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has oversight responsibility for the credit granting function, including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee has oversight responsibility for the risk management program, which includes credit risk management activities performed by management such as the monitoring of the credit quality of the loan portfolio, conducting a credit review program and determining the adequacy of the ACL. The Audit Committee also approves the policy and methodology for establishing the ACL. These committees report the results of their respective oversight functions to the Board of Directors.  In addition, the Board of Directors receives information concerning asset quality measurements and trends on a regular basis.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)
December 31,	2022	2021
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	11,894	13,576
Consumer:
Home equity	952	627
Other	—	—
Total consumer	952	627
Total nonaccrual loans	12,846	14,203
OREO, net	—	—
Total nonperforming assets	$12,846	$14,203

Nonperforming assets to total assets	0.19%	0.24%
Nonperforming loans to total loans	0.25%	0.33%
Total past due loans to total loans	0.23%	0.24%
Allowance for credit losses on loans to total loans	0.74%	0.91%
Accruing loans 90 days or more past due	$—	$—

Total nonperforming assets decreased by $1.4 million from December 31, 2021, reflecting a decline in nonaccrual loans.

Nonaccrual Loans
Loans, with the exception of certain well-secured loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest, or sooner if considered appropriate by management. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms,

Management's Discussion and Analysis
and when, in management’s opinion, the loans are considered to be fully collectible. During 2022, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $640 thousand in 2022, compared to $647 thousand in 2021.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $463 thousand and $528 thousand, respectively, in 2022 and 2021.

The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
Years ended December 31,	2022	2021
Balance at beginning of period	$14,203	$13,197
Additions to nonaccrual status	3,591	7,813
Loans returned to accruing status	(699)	(1,216)
Loans charged-off	(184)	(661)
Payments, payoffs and other changes	(4,065)	(4,930)
Balance at end of period	$12,846	$14,203

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	December 31, 2022				December 31, 2021
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$—	$—	$—	—%
Commercial & industrial	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—
Residential Real Estate:
Residential real estate	3,779	8,115	11,894	0.51	4,662	8,914	13,576	0.79
Consumer:
Home equity	—	952	952	0.33	108	519	627	0.25
Other	—	—	—	—	—	—	—	—
Total consumer	—	952	952	0.32	108	519	627	0.24
Total nonaccrual loans	$3,779	$9,067	$12,846	0.25%	$4,770	$9,433	$14,203	0.33%
(1)Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2022.

As of both December 31, 2022 and December 31, 2021, the composition of nonaccrual loans was 100% residential and consumer.

Nonaccrual residential real estate mortgage loans amounted to $11.9 million at December 31, 2022, down by $1.7 million from the end of 2021. As of December 31, 2022, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut and Rhode Island. Included in total nonaccrual residential real estate loans at December 31, 2022 were four loans purchased for portfolio and serviced by others amounting to $1.1 million.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Management's Discussion and Analysis
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

As of December 31, 2022, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured in a TDR.

See Note 2 to the Consolidated Financial Statements for discussion on ASU No. 2022-02, a recently issued accounting pronouncement that became effective January 1, 2023. ASU No. 2022-02 updates the accounting treatment and related disclosure requirements for TDRs.

Management's Discussion and Analysis
The following table sets forth information on TDRs as of the dates indicated. The amounts below consist of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. Accrued interest is not included in the carrying amounts set forth below.

(Dollars in thousands)
December 31,	2022	2021
Accruing TDRs
Commercial:
Commercial real estate	$2,102	$10,603
Commercial & industrial	839	2,792
Total commercial	2,941	13,395
Residential Real Estate:
Residential real estate	543	2,372
Consumer:
Home equity	35	561
Other	—	—
Total consumer	35	561
Accruing TDRs	3,519	16,328
Nonaccrual TDRs
Residential Real Estate:
Residential real estate	4,481	2,748
Consumer:
Home equity	592	71
Other	—	—
Total consumer	592	71
Nonaccrual TDRs	5,073	2,819
Total TDRs	$8,592	$19,147

As of December 31, 2022, the composition of TDRs was 66% residential and consumer and 34% commercial, compared to 30% residential and consumer and 70% commercial at December 31, 2021.

TDRs amounted to $8.6 million at December 31, 2022, down by $10.6 million from the end of 2021. The net decline largely reflected pay-downs of $8.0 million on two accruing CRE TDR loans associated with one commercial relationship and the declassification from TDR status of one accruing C&I loan with a carrying value of $2.8 million that was declassified in accordance with policy.

The ACL included specific reserves for TDRs of $115 thousand at December 31, 2022, compared to $148 thousand at December 31, 2021.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)
December 31,	2022		2021
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$1,187	0.06%	$—	—%
Commercial & industrial	265	0.04	3	—
Total commercial	1,452	0.06	3	—
Residential Real Estate:
Residential real estate	8,875	0.38	9,622	0.56
Consumer:
Home equity	1,235	0.43	765	0.31
Other	16	0.10	21	0.12
Total consumer	1,251	0.42	786	0.30
Total past due loans	$11,578	0.23%	$10,411	0.24%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2022, the composition of past due loans (loans past due 30 days or more) was 87% residential and consumer and 13% commercial, compared to essentially 100% for residential and consumer at December 31, 2021.

Total past due loans increased by $1.2 million from the end of 2021, largely due to one CRE loan going past due in the fourth quarter. This one loan was brought current in January 2023.

Total past due loans included $7.2 million of nonaccrual loans as of December 31, 2022, compared to $9.4 million of as of December 31, 2021.

All loans 90 days or more past due at December 31, 2022 and 2021 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at December 31, 2022 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

Potential problem loans are not included in the amounts of nonaccrual or TDRs presented above.  They are assessed for loss exposure using the methods described in Note 4 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.” Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for credit losses on loans.

Management has identified three loans associated with two C&I relationships with carrying values totaling $927 thousand as potential problem loans at December 31, 2022. There were no potential problem loans identified at December 31, 2021.

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost.  The ACL on loans is established through a provision for credit losses recognized in earnings. The ACL on loans is reduced by charge-offs on loans and is increased by recoveries of amounts previously charged off.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	December 31, 2022			December 31, 2021
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$9,996	$115	1.15%	$21,080	$682	3.24%
Pooled (collectively evaluated) loans	5,100,143	37,912	0.74	4,251,845	38,406	0.90
Total	$5,110,139	$38,027	0.74%	$4,272,925	$39,088	0.91%

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

The ACL on loans amounted to $38.0 million at December 31, 2022, down by $1.1 million, or 3%, from the balance at December 31, 2021. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.74% at December 31, 2022, compared to 0.91% at December 31, 2021.

A negative provision for credit losses (or a benefit) of $1.3 million was recognized in earnings in 2022, compared to a negative provision for credit losses (or a benefit) of $4.8 million recognized in earnings in 2021. The negative provision recognized in 2022 was reflective of low loss rates and continued strength in asset and credit quality metrics that more than offset negative trends in macroeconomic forecasts and loan growth that was concentrated in residential real estate loans. The negative provision in 2021 reflected an improvement in forecasted economic conditions following higher credit loss provisioning in 2020, which was attributable to the emergence of the COVID-19 pandemic.

Management's Discussion and Analysis

Net recoveries totaled $368 thousand, or 0.01% of average loans, in 2022, compared to net charge-offs of $417 thousand, or 0.01% of average loans, in 2021.

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

(Dollars in thousands)	December 31, 2022			December 31, 2021
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$18,435	1.01%	36%	$18,933	1.16%	38%
Commercial & industrial	10,356	1.58	13	10,832	1.69	15
Total commercial	28,791	1.16	49	29,765	1.31	53
Residential Real Estate:
Residential real estate	7,740	0.33	45	7,860	0.46	40
Consumer:
Home equity	1,115	0.39	6	1,069	0.43	6
Other	381	2.42	—	394	2.23	1
Total consumer	1,496	0.50	6	1,463	0.55	7
Total ACL on loans at end of period	$38,027	0.74%	100%	$39,088	0.91%	100%
(1)Percentage of loans outstanding in respective category to total loans outstanding.

Management's Discussion and Analysis
The following table reflects the activity in the ACL on loans during the years presented:

(Dollars in thousands)
December 31,	2022	2021	2020
Balance at beginning of period	$39,088	$44,106	$27,014
Adoption of ASC 326	—	—	6,501
Charge-offs:
Commercial:
Commercial real estate	—	—	356
Commercial & industrial	36	307	586
Total commercial	36	307	942
Residential real estate:
Residential real estate	—	107	99
Consumer:
Home equity	—	183	224
Other	148	66	52
Total consumer	148	249	276
Total charge-offs	184	663	1,317
Recoveries:
Commercial:
Commercial real estate	445	—	51
Commercial & industrial	29	41	24
Total commercial	474	41	75
Residential real estate:
Residential real estate	21	89	20
Consumer:
Home equity	12	91	52
Other	45	25	25
Total consumer	57	116	77
Total recoveries	552	246	172
Net (recoveries) charge-offs	(368)	417	1,145
Provision charged to earnings	(1,429)	(4,601)	11,736
Balance at end of period	$38,027	$39,088	$44,106

Net (recoveries) charge-offs to average loans	(0.01%)	0.01%	0.03%

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

Management's Discussion and Analysis
reciprocal amounts of deposits from other participating banks. We consider these reciprocal deposit balances to be in-market deposits as distinguished from traditional wholesale brokered deposits.

The following table presents a summary of deposits:

(Dollars in thousands)			Change
December 31,	2022	2021	$	%
Noninterest-bearing demand deposits	$858,953	$945,229	($86,276)	(9%)
Interest-bearing demand deposits (in-market)	302,044	251,032	51,012	20
NOW accounts	871,875	867,138	4,737	1
Money market accounts	1,255,805	1,072,864	182,941	17
Savings accounts	576,250	555,177	21,073	4
Time deposits (in-market)	795,838	773,383	22,455	3
Total in-market deposits	4,660,765	4,464,823	195,942	4
Wholesale brokered demand deposits	31,153	—	31,153	100
Wholesale brokered time deposits	327,044	515,228	(188,184)	(37)
Total wholesale brokered deposits	358,197	515,228	(157,031)	(30)
Total deposits	$5,018,962	$4,980,051	$38,911	1%

Total deposits amounted to $5.0 billion at December 31, 2022, up by $38.9 million, or 1%, in 2022. The Bank estimates, in accordance with regulatory reporting requirements, that its uninsured deposits amounted to $1.5 billion at December 31, 2022.

In-market deposits were up by $195.9 million, or 4%, from the balance at December 31, 2021, with growth concentrated in money market accounts, while wholesale brokered deposits were down by $157.0 million, or 30% from December 31, 2022.

The following table presents the amount of time certificates of deposit in denominations of $250 thousand or more at December 31, 2022, maturing during the periods indicated:

(Dollars in thousands)
Three months or less	$59,368
Over three months to six months	27,268
Over six months to 12 months	53,186
Over 12 months	61,105
Total time deposits	$200,927

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes.

FHLB advances totaled $980.0 million at December 31, 2022, up by $835.0 million from the balance at the end of 2021, as higher levels of wholesale funding were utilized to fund balance sheet growth.

For additional information regarding FHLB advances see Note 13 to the Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 76% of total average assets in 2022.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected

Management's Discussion and Analysis
by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents unused funding capacity by source as of the dates indicated:

(Dollars in thousands)
December 31,	2022	2021	2020
Additional Funding Capacity:
Federal Home Loan Bank of Boston (1)	$668,295	$1,642,377	$969,735
Federal Reserve Bank of Boston (2)	27,059	16,919	20,678
Unencumbered investment securities	691,893	702,963	594,998
Total	$1,387,247	$2,362,259	$1,585,411
(1)As of December 31, 2022, 2021 and 2020, loans with a carrying value of $2.4 billion, $2.2 billion and $2.1 billion, respectively, and securities available for sale with a carrying value of $102.1 million, $163.2 million and $128.6 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of December 31, 2022, 2021 and 2020, loans with a carrying value of $20.9 million, $8.2 million and $12.6 million, respectively. and securities available for sale with a carrying value of $12.7 million, $13.5 million and $14.9 million, respectively, were pledged to the FRBB resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB.

Additional funding capacity available from the FHLB declined by $974.1 million from December 31, 2021 primarily as new advances were utilized to fund asset growth, mainly loans, during the year. In addition, $215.0 million of availability was utilized in the year to collateralize an institutional deposit through a standby letter of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained within target ranges established by the ALCO during 2022.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
In the ordinary course of business, the Corporation enters into contractual obligations that require future cash payments. These include payments related to lease obligations, time deposits with stated maturity dates, and borrowings. For additional information on these arrangements and the expected timing of applicable payments as of December 31, 2022, see the following notes to the Consolidated Financial Statements: Note 7 for leases, Note 12 for time deposits and Note 13 for borrowings.

Also, in the ordinary course of business, the Corporation engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These financial transactions include commitments to extend credit, standby letters of credit, forward loan commitments, loan related derivative contracts and interest rate risk management contracts. These transactions involve, to

Management's Discussion and Analysis
varying degrees, elements of credit, interest rate and liquidity risk. The Corporation’s credit policies with respect to interest rate contracts with commercial borrowers, commitments to extend credit, and standby letters of credit are similar to those used for loans. Some commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, and thus, total amounts do not necessarily represent future cash requirements. Interest rate risk management contracts with other counterparties are generally subject to bilateral collateralization terms. These contracts with various counterparties may subject the Corporation to various cash flow requirements, which may include posting of cash as collateral for arrangements that are in a liability position. For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 9 and 21 to the Consolidated Financial Statements.

Capital Resources
Total shareholders’ equity amounted to $453.7 million at December 31, 2022, down by $111.1 million from December 31, 2021. The decline reflected a decrease of $137.8 million in the AOCL component of shareholders' equity, due to decreases in the fair value of available for sale debt securities and cash flow hedges primarily attributable to relative changes in market interest rates. The decrease in AOCL was partially offset by an increase of $3.8 million associated with the annual remeasurement of pension plan liabilities. This increase from the annual remeasurement was largely due to an increase in the discount rates used to measure the present value of pension plan liabilities, resulting from higher market interest rates. The decline in total shareholders’ equity also included $37.9 million in dividend declarations and a net increase in treasury stock balances of $7.6 million. These decreases were partially offset by net income of $71.7 million.

The Corporation declared dividends of $2.18 per share in 2022, representing an increase of 8 cent per share, or 4%, over last year. The dividend payout ratio (dividends declared per share to diluted earnings per share) was 53.0% in 2022, compared to 47.8% in 2021.

The ratio of total equity to total assets amounted to 6.81% at December 31, 2022, compared to a ratio of 9.65% at December 31, 2021.  Book value per share was $26.40 at December 31, 2022, compared to $32.59 at December 31, 2021.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized,” with a total risk-based capital ratio of 12.37% at December 31, 2022, compared to 14.01% at December 31, 2021.

See Note 14 to the Consolidated Financial Statements for additional discussion regarding shareholders’ equity, including the stock repurchase program and regulatory capital requirements.

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

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, off-balance sheet interest rate contracts and the pricing and structure of loans and deposits, to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Notes 9 and 21 to the Consolidated Financial Statements for additional information.

The ALCO uses income simulation to measure interest rate risk inherent in the Corporation’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, a 13- to 24-month horizon and a 60-month horizon. The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost savings to higher-cost time deposits in selected interest rate scenarios. Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

Management's Discussion and Analysis

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.   As of December 31, 2022 and 2021, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and NIM over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2022 and 2021.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	December 31, 2022		December 31, 2021
	Months 1-12	Months 13-24	Months 1-12	Months 13-24
100 basis point rate decrease	(1.09)%	1.55%	(1.32)%	(5.42)%
100 basis point rate increase	(0.78)	(5.45)	3.34	3.91
200 basis point rate increase	0.35	(7.65)	6.87	8.18
300 basis point rate increase	1.42	(10.07)	10.32	11.72

As of December 31, 2022, the ALCO estimates that the negative exposure of net interest income to falling rates as compared to an unchanged rate scenario in Year 1 results from a more rapid decline in earning asset yields compared to rates paid on deposits. If market interest rates were to fall and remain lower for a sustained period, certain savings and time deposit rates could decline more slowly and by a lesser amount than other market interest rates. For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude. Asset yields would likely decline more rapidly than deposit costs as current asset holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market interest rates fall. The ALCO estimates that the positive exposure of net interest income to falling rates in Year 2 as compared to an unchanged rate scenario results from a more rapid projected relative rate of decline in funding costs than asset yields.

The relative decline in interest rate sensitivity to rising rates from December 31, 2021, as shown in the above table, was largely attributable to a higher level of longer-term fixed rate assets, as well as an increase in the proportion of wholesale funds to total sources of funds at December 31, 2022. Fixed rate assets would not reprice upward in a rising rate environment. Wholesale funds would reprice more quickly and by a greater amount than the repricing of in-market deposits in response to changes in market interest rates. As market rates increase, ALCO modeling assumes that deposits will shift from low cost to higher cost deposits. This assumption reflects historical operating conditions in rising rate cycles. Although asset yields would increase in a rising interest rate environment, the cumulative impact of relative growth in rate-sensitive higher cost deposit categories and wholesale funds suggests that the increase in the Corporation’s cost of funds could result in a relative decline in net interest income compared to an unchanged rate scenario.

While the ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future NIM.  Over time, the repricing, maturity and prepayment characteristics of financial instruments

Management's Discussion and Analysis
and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost savings deposits to higher-cost time deposits in rising rate scenarios as noted above.

As part of its policy response to the COVID-19 pandemic in 2020, the Federal Reserve reduced its target range for the Fed Funds rate to 0-0.25%. This, and various Federal stimulus programs, had the effect of attracting low-cost deposits across the banking industry. During 2022, the Federal Reserve reversed policy and increased the target range to 4.25-4.50% as of December 31, 2022. This policy change has resulted in higher rates on existing deposit products. It could also cause low-cost balances to shift into higher yielding alternatives in the future, particularly if interest rates continue rise, and as such the ALCO has modeled deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above. Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, which may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and deposit rate and balance changes may differ from the ALCOs estimates used in income simulation.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities of December 31, 2022 and 2021 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
Obligations of U.S. government-sponsored enterprise securities (callable)	$8,532	($19,395)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	55,204	(105,720)
Trust preferred debt and other corporate debt securities	(24)	36
Total change in market value as of December 31, 2022	$63,712	($125,079)
Total change in market value as of December 31, 2021	$10,166	($119,505)

Impact of Inflation on Changing Prices
The Corporation’s consolidated financial statements and related notes have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical U.S. dollars without considering changes in the relative purchasing power of money over time due to inflation.

A substantial portion of the Corporation’s assets and liabilities are monetary in nature and as a result interest rates have a more significant impact on the overall performance of the Corporation than the general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as inflation. The Federal Reserve’s policy response to counter high levels of inflation has been to increase its Fed Funds target rate, which in turn resulted in higher market interest rates across the economy. While variable-rate assets would reprice upward if interest rates were to continue to rise, interest-bearing liabilities would also reprice upward. Additionally, lower-cost in-market deposits could shift into higher-cost deposit

Management's Discussion and Analysis
categories in a rising rate environment, which could put pressure on both net interest income and the net interest margin. For additional discussion on interest due to changes in interest rates, see the caption “Asset/Liability Management and Interest Rate Risk” above.

Furthermore, a prolonged period of inflation could cause wages and other costs to increase.

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

Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The ACL on loans is established through a provision for credit losses recognized in the Consolidated Statements of Income. Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off. At December 31, 2022 the ACL on loans totaled $38.0 million, compared to $39.1 million at December 31, 2021. A significant portion of our ACL is allocated to the commercial portfolio (both CRE and C&I). As of December 31, 2022 and 2021, the ACL allocated to the total commercial portfolio was $28.8 million and $29.8 million, respectively.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The range of impact was an ACL allocated to the total commercial loan portfolio between $18.4 million and $51.7 million at December 31, 2022. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2022 in estimation of the ACL on loans recognized on the Consolidated Balance Sheet.

Management's Discussion and Analysis

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

ITEM 8.  Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s Consolidated Financial Statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2022, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.  Based on this assessment, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2022 was effective.

The Corporation’s internal control over financial reporting as of December 31, 2022 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022.

/s/ Edward O. Handy III	/s/ Ronald S. Ohsberg

Edward O. Handy III Chairman and Chief Executive Officer	Ronald S. Ohsberg Senior Executive Vice President, Chief Financial Officer and Treasurer

February 23, 2023

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on Internal Control over Financial Reporting
We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”) and our report dated February 23, 2023 expressed an unqualified opinion.
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

Grand Rapids, Michigan
February 23, 2023

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors
Washington Trust Bancorp, Inc.
Westerly, Rhode Island

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 23, 2023 expressed an unqualified opinion.
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

Allowance for Credit Losses – Qualitative Factors on Total Commercial Loans
As described in Note 1 to the consolidated financial statements, the Corporation accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2022, the balance of the allowance for credit losses on loans (“ACL”) was $38.0 million.

Management employs a process and methodology to estimate the ACL that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial real estate, commercial and industrial, residential real estate, home equity and other consumer loans.
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

Report of Independent Registered Public Accounting Firm
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
◦Methodology and accounting policies.
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

Grand Rapids, Michigan
February 23, 2023

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets	(Dollars in thousands, except par value)

December 31,	2022	2021
Assets:
Cash and due from banks	$115,492	$175,259
Short-term investments	2,930	3,234
Mortgage loans held for sale, at fair value	8,987	40,196
Available for sale debt securities, at fair value (amortized cost $1,166,340; net of allowance for credit losses on securities of $0 at December 31, 2022; and amortized cost of $1,051,800; net of allowance for credit losses on securities of $0 at December 31, 2021)	993,928	1,042,859
Federal Home Loan Bank stock, at cost	43,463	13,031
Loans:
Total loans	5,110,139	4,272,925
Less: allowance for credit losses on loans	38,027	39,088
Net loans	5,072,112	4,233,837
Premises and equipment, net	31,550	28,908
Operating lease right-of-use assets	27,156	26,692
Investment in bank-owned life insurance	102,182	92,592
Goodwill	63,909	63,909
Identifiable intangible assets, net	4,554	5,414
Other assets	193,788	125,196
Total assets	$6,660,051	$5,851,127
Liabilities:
Deposits:
Noninterest-bearing deposits	$858,953	$945,229
Interest-bearing deposits	4,160,009	4,034,822
Total deposits	5,018,962	4,980,051
Federal Home Loan Bank advances	980,000	145,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	29,558	29,010
Other liabilities	155,181	109,577
Total liabilities	6,206,382	5,286,319
Commitments and contingencies (Note 21)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,182,753 shares outstanding at December 31, 2022 and 17,363,457 shares issued and 17,330,818 shares outstanding at December 31, 2021	1,085	1,085
Paid-in capital	127,056	126,511
Retained earnings	492,043	458,310
Accumulated other comprehensive loss	(157,800)	(19,981)
Treasury stock, at cost; 180,704 shares at December 31, 2022 and 32,639 shares at December 31, 2021	(8,715)	(1,117)
Total shareholders’ equity	453,669	564,808
Total liabilities and shareholders’ equity	$6,660,051	$5,851,127

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income	(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,	2022	2021	2020
	Interest income:
	Interest and fees on loans	$169,301	$141,552	$145,425
	Interest on mortgage loans held for sale	1,165	1,531	1,762
	Taxable interest on debt securities	21,827	14,295	20,050
	Dividends on Federal Home Loan Bank stock	548	436	2,240
	Other interest income	1,624	181	459
	Total interest and dividend income	194,465	157,995	169,936
	Interest expense:
	Deposits	26,023	12,390	25,812
	Federal Home Loan Bank advances	11,713	3,800	15,806
	Junior subordinated debentures	739	370	641
	Other interest expense	—	—	233
	Total interest expense	38,475	16,560	42,492
	Net interest income	155,990	141,435	127,444
	Provision for credit losses	(1,300)	(4,822)	12,342
	Net interest income after provision for credit losses	157,290	146,257	115,102
	Noninterest income:
	Wealth management revenues	38,746	41,282	35,454
	Mortgage banking revenues	8,733	28,626	47,377
	Card interchange fees	4,996	4,996	4,287
	Service charges on deposit accounts	3,192	2,683	2,742
	Loan related derivative income	2,756	4,342	3,991
	Income from bank-owned life insurance	2,591	2,925	2,491
	Other income	1,588	2,540	3,100
	Total noninterest income	62,602	87,394	99,442
	Noninterest expense:
	Salaries and employee benefits	83,804	87,295	82,899
	Outsourced services	13,737	13,296	11,894
	Net occupancy	9,126	8,449	8,023
	Equipment	3,797	3,905	3,831
	Legal, audit and professional fees	3,127	2,859	3,747
	FDIC deposit insurance costs	1,687	1,592	1,818
	Advertising and promotion	2,587	1,843	1,469
	Amortization of intangibles	860	890	914
	Debt prepayment penalties	—	6,930	1,413
	Other expenses	9,997	8,405	9,376
	Total noninterest expense	128,722	135,464	125,384
	Income before income taxes	91,170	98,187	89,160
	Income tax expense	19,489	21,317	19,331
	Net income	$71,681	$76,870	$69,829

	Net income available to common shareholders	$71,479	$76,648	$69,678
	Weighted average common shares outstanding - basic	17,246	17,310	17,282
	Weighted average common shares outstanding - diluted	17,381	17,455	17,402
Per share information:	Basic earnings per common share	$4.14	$4.43	$4.03
	Diluted earnings per common share	$4.11	$4.39	$4.00
The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)	(Dollars in thousands)

Years ended December 31,	2022	2021	2020
Net income	$71,681	$76,870	$69,829
Other comprehensive (loss) income, net of tax:
Net change in fair value of available for sale debt securities	(124,238)	(16,676)	6,655
Net change in fair value of cash flow hedges	(18,632)	(2,566)	(654)
Net change in defined benefit plan obligations	5,051	6,652	(2,155)
Total other comprehensive (loss) income, net of tax	(137,819)	(12,590)	3,846
Total comprehensive (loss) income	($66,138)	$64,280	$73,675

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity	(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2019	17,363	$1,085	$123,281	$390,363	($11,237)	$—	$503,492
Cumulative effect of change in accounting principle - ASC 326	—	—	—	(6,108)	—	—	(6,108)
Net income	—	—	—	69,829	—	—	69,829
Total other comprehensive income, net of tax	—	—	—	—	3,846	—	3,846
Cash dividends declared ($2.05 per share)	—	—	—	(35,838)	—	—	(35,838)
Share-based compensation	—	—	3,766	—	—	—	3,766
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	27	—	(1,437)	—	—	967	(470)
Treasury stock purchased under the 2019 Repurchase Program	(125)	—	—	—	—	(4,322)	(4,322)
Balance at December 31, 2020	17,265	$1,085	$125,610	$418,246	($7,391)	($3,355)	$534,195

Net income	—	—	—	76,870	—	—	76,870
Total other comprehensive loss, net of tax	—	—	—	—	(12,590)	—	(12,590)
Cash dividends declared ($2.10 per share)	—	—	—	(36,806)	—	—	(36,806)
Share-based compensation	—	—	3,316	—	—	—	3,316
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	66	—	(2,415)	—	—	2,238	(177)
Balance at December 31, 2021	17,331	$1,085	$126,511	$458,310	($19,981)	($1,117)	$564,808

Net income	—	—	—	71,681	—	—	71,681
Total other comprehensive loss, net of tax	—	—	—	—	(137,819)	—	(137,819)
Cash dividends declared ($2.18 per share)	—	—	—	(37,948)	—	—	(37,948)
Share-based compensation	—	—	3,247	—	—	—	3,247
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	46	—	(2,702)	—	—	1,881	(821)
Treasury stock purchased under the 2021 Stock Repurchase Program	(194)	—	—	—	—	(9,479)	(9,479)
Balance at December 31, 2022	17,183	$1,085	$127,056	$492,043	($157,800)	($8,715)	$453,669

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows	(Dollars in thousands)

	Years ended December 31,	2022	2021	2020
	Cash flows from operating activities:
	Net income	$71,681	$76,870	$69,829
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	(1,300)	(4,822)	12,342
	Depreciation of premises and equipment	3,465	3,411	3,176
	Net amortization of premiums and discounts on securities and loans	2,893	3,446	5,720
	Amortization of intangibles	860	890	914
	Share–based compensation	3,247	3,316	3,766
	Tax benefit (expense) from stock option exercises and other equity awards	78	182	(103)
	Deferred income tax expense (benefit)	1,160	2,155	(3,130)
	Income from bank-owned life insurance	(2,591)	(2,925)	(2,491)
	Net gains on loan sales, including changes in fair value	(6,730)	(28,195)	(48,005)
	Proceeds from sales of loans, net	309,749	934,516	1,117,188
	Loans originated for sale	(272,855)	(887,341)	(1,114,448)
	(Increase) decrease in operating lease right-of-use assets	(464)	2,829	(2,729)
	Increase (decrease) in operating lease liabilities	547	(2,708)	2,856
	(Increase) decrease in other assets	(30,804)	38,935	(57,730)
	Increase (decrease) in other liabilities	34,070	(39,747)	49,323
	Net cash provided by operating activities	113,006	100,812	36,478
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(223,380)	(347,913)	(369,166)
	Available for sale debt securities: Other	(10,747)	(251,443)	(149,899)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	116,116	337,751	351,161
	Available for sale debt securities: Other	—	82,800	176,000
	Net (purchases) redemptions of Federal Home Loan Bank stock	(30,432)	17,254	20,568
	Purchases of other equity investments, net	(375)	(650)	—
	Net increase in loans	(832,450)	(27,921)	(241,418)
	Purchases of loans	(2,773)	(41,863)	(51,659)
	Proceeds from the sale of property acquired through foreclosure or repossession	—	—	1,392
	Purchases of premises and equipment	(6,139)	(3,490)	(3,406)
	Purchases of bank-owned life insurance	(7,000)	(7,000)	—
	Proceeds from surrender of bank-owned life insurance	—	1,526	787
	Proceeds from sale of equity investments in real estate limited partnerships	—	50	1,400
	Equity investments in real estate limited partnerships	(1,861)	—	—
	Net cash used in investing activities	(999,041)	(240,899)	(264,240)

The accompanying notes are an integral part of these consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – (continued)	(Dollars in thousands)

Years ended December 31,	2022	2021	2020
Cash flows from financing activities:
Net increase in deposits	38,911	601,698	879,471
Proceeds from Federal Home Loan Bank advances	3,156,112	1,294,176	1,988,500
Repayment of Federal Home Loan Bank advances	(2,321,112)	(1,743,036)	(2,536,105)
Proceeds from Payment Protection Program Lending Facility	—	—	200,628
Repayment of Payment Protection Program Lending Facility	—	—	(200,628)
Treasury stock purchased	(9,479)	—	(4,322)
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(821)	(177)	(470)
Cash dividends paid	(37,647)	(36,349)	(35,499)
Net cash provided by financing activities	825,964	116,312	291,575
Net (decrease) increase in cash and cash equivalents	(60,071)	(23,775)	63,813
Cash and cash equivalents at beginning of year	178,493	202,268	138,455
Cash and cash equivalents at end of year	$118,422	$178,493	$202,268

Noncash Activities:
Loans charged-off	$184	$663	$1,317
Loans transferred to property acquired through foreclosure or repossession	—	—	313
Commitment for equity investments in real estate limited partnerships	8,360	—	—
Supplemental Disclosures:
Interest payments	$32,096	$18,313	$45,294
Income tax payments	17,706	19,641	21,094

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies
Nature of Operations
The Bancorp is a publicly-owned registered bank holding company that has elected to be a financial holding company.  The Bancorp’s principal subsidiary is the Bank, a Rhode Island chartered financial institution founded in 1800. The Bank is the oldest community bank in the nation and the largest state-chartered bank headquartered in Rhode Island.

Washington Trust offers a full range of financial services, including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services through its offices in Rhode Island, Massachusetts and Connecticut.

Basis of Presentation
The accounting and reporting policies of Washington Trust conform to GAAP and to general practices of the banking industry.

The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiaries, except subsidiaries that are not deemed necessary to be consolidated. Intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification
Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Management considers the ACL on loans to be a material estimate that is particularly susceptible to change.

Cash and Cash Equivalents
Cash and cash equivalents, as referenced in the accompanying Consolidated Statements of Cash Flows, consists of cash and due from banks and short-term investments.

Cash and due from Banks
Cash and due from banks includes cash on hand, cash items in process of collection, cash on deposit at the FRBB and other correspondent banks, as well as cash pledged to derivative counterparties. Cash on deposit includes interest-bearing deposits held at correspondent banks of $65.8 million and $128.3 million, respectively, at December 31, 2022 and 2021. Cash collateral pledged to derivative counterparties represents restricted cash balances. See Note 9 for additional disclosure regarding cash collateral pledged to derivative counterparties.

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

Notes to Consolidated Financial Statements – (continued)
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

The fair values of securities may be based on either quoted market prices or third-party pricing services.

The Corporation excludes accrued interest from the amortized cost basis of debt securities and reports accrued interest in other assets in the Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate of credit losses on debt securities.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status as of December 31, 2022 and 2021 and, therefore there was no accrued interest related to debt securities reversed against interest income for 2022 and 2021.

Allowance for Credit Losses on Securities
For available for sale debt securities in an unrealized loss position, management first assesses whether the Corporation intends to sell, or if it is likely that the Corporation will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charge to earnings. For debt securities available for sale that do not meet either of these criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers both quantitative and qualitative factors.

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

For available for sale debt securities that are not guaranteed by U.S. government agencies and U.S. government-sponsored enterprises, such as individual name issuer trust preferred debt securities and corporate bonds, management utilizes a third-party credit modeling tool based on observable market data, which assists management in identifying any potential credit risk associated with these available for sale debt securities. This model estimates probability of default, loss given default and exposure at default for each security. In addition, qualitative factors are also considered, including the extent to which fair value is less than amortized cost, changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If a credit loss exists based on the results of this assessment, an ACL (contra asset) is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is considered market-related and is recognized in other comprehensive income, net of taxes.

Changes in the ACL on available for sale debt securities are recorded as provision for credit losses. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Federal Home Loan Bank Stock
The Bank is a member of the FHLB.  The FHLB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of

Notes to Consolidated Financial Statements – (continued)
FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  No market exists for shares of FHLB stock and therefore, it is carried at cost.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Bank currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  The Bank monitors its investment to determine if impairment exists. Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of FHLB stock included in the Consolidated Balance Sheet as of December 31, 2022.

Mortgage Banking Activities
Mortgage Loans Held for Sale
Residential real estate mortgage loans originated and intended for sale in the secondary market are classified as held for sale. ASC 825, “Financial Instruments” allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Corporation has elected the fair value option for mortgage loans held for sale in order to better match changes in fair values of the loans with changes in the fair value of the derivative forward sale commitment contracts used to economically hedge them. Changes in the fair value of mortgage loans held for sale accounted for under the fair value option are included in mortgage banking revenues. Gains and losses on residential loan sales are recognized at the time of sale and are included in mortgage banking revenues. Upfront fees and costs related to mortgage loans held for sale for which the fair value option was elected are recognized in mortgage banking revenues as received / incurred and are not deferred.

Commissions received on mortgage loans brokered to various investors are recognized when received and included in mortgage banking revenues.

Loan Servicing Rights
When residential real estate mortgage loans held for sale are sold with servicing retained, mortgage servicing right assets are recognized as separate assets. Mortgage servicing rights are originally recorded at fair value. Fair value is based on a valuation model that incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, ancillary income, prepayment speeds, and default rates and losses. Mortgage servicing rights are included in other assets and are amortized as an offset to mortgage banking revenues over the period of estimated net servicing income.

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

Notes to Consolidated Financial Statements – (continued)
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

The Corporation elected to account for eligible loan modifications under Section 4013 of the CARES Act, as amended by the CRRSA Act. Eligible loan modifications from March 1, 2020 through January 1, 2022 made in response to the COVID-19 pandemic were not required to be classified as TDRs. The vast majority of the loan payment deferral modifications or “deferments” made qualified as eligible loans modifications and were not classified as TDRs. All of these loans with qualified deferments exited their payment deferral period prior to March 31, 2022.

Individually Analyzed Loans
Individually analyzed loans are individually assessed for credit impairment and include nonaccrual commercial loans, reasonably expected TDRs, executed TDRs, and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. A TDR is considered reasonably expected to occur no later than the point when management concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession to avoid a default.

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

The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The Corporation made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest in other assets in the Consolidated Balance Sheets. The Corporation also excludes accrued interest from the estimate of credit losses on loans.

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

Notes to Consolidated Financial Statements – (continued)

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. In accordance with the Corporation’s ACL policy, the methodology is reviewed no less than annually. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include CRE (including a commercial construction sub-segment), C&I (including a PPP sub-segment), residential real estate, home equity and other consumer loans. The second component involves identifying individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments. Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs and executed TDRs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

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

The following table summarizes the econometric factors utilized for each loan portfolio segment as of the dates indicated:

Econometric Factors
Loan portfolio segment	At December 31, 2022	At December 31, 2021
CRE	NUR & GDP	NUR & GDP
C&I	NUR & GDP	NUR
Residential real estate	NUR & HPI	NUR & HPI
Home equity	NUR & HPI	NUR & HPI
Other consumer	GDP	NUR & GDP

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

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; 3) changes in the nature and volume of the portfolio and in the terms of loans; 4) changes in the experience, ability, and depth of lending management and other relevant staff; 5) changes in the volume and severity of past due loans, the

Notes to Consolidated Financial Statements – (continued)
volume of nonaccrual loans, and the volume and severity of adversely classified or rated loans; 6) changes in the quality of the institution’s credit review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and 9) the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio. Qualitative loss factors are applied to each portfolio segment with the range of amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks.

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

Allowance for Credit Losses on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. Unfunded commitments for home equity lines of credit and commercial demand loans are considered unconditionally cancellable for regulatory capital purposes and, therefore, are excluded from the calculation to estimate the ACL on unfunded commitments. For each portfolio, estimated loss rates and funding factors are applied to the corresponding balance of unfunded commitments. The estimated loss rates applied to unfunded commitments are the same quantitative and qualitative loss rates applied to the corresponding on-balance sheet amounts in determining the ACL on loans. The estimated funding factor applied to unfunded commitments represents the likelihood that the funding will occur and is based upon the Corporation’s average historical utilization rate for each portfolio.

The ACL on unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The ACL on unfunded commitments is adjusted through a provision for credit losses recognized in the Consolidated Statements of Income.

Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line method over the estimated useful lives of assets.  For leasehold improvements, the estimated useful life is the shorter of the expected lease term or the estimated useful life of the improvement. Expected lease terms include lease renewal options to the extent that the exercise of such renewals is reasonably assured.  The estimated useful lives of premises and improvements range from 5 to 40 years. For furniture, fixtures and equipment, the estimated useful lives range from 3 to 20 years. Repairs and maintenance costs are charged to noninterest expense as incurred.

Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating leases are recorded on the balance sheet, through the recognition of an operating lease ROU asset and an operating lease liability at the commencement date of the new lease. ROU assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease.

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

Notes to Consolidated Financial Statements – (continued)
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

Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of the purchase price over the net fair value of the acquired businesses. Goodwill is not amortized, but is tested for impairment at the reporting unit level (defined as the segment level), at least annually in the fourth quarter or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. In assessing impairment, the Corporation has the option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would not be required to perform an impairment test.

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

Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  If applicable, the Corporation tests each of the intangibles by comparing the carrying value of the intangible asset to the sum of undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its undiscounted cash flows, then an impairment loss would be recognized for the amount by which the carrying amount exceeds its fair value. Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows. The remaining useful life of the intangible assets that are being amortized is also evaluated to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Property Acquired through Foreclosure or Repossession
Property acquired through foreclosure or repossession is carried at the lower of cost or fair value less estimated costs to sell.  Fair value of such assets is determined based on independent appraisals and other relevant factors.  Any write-down to fair value at the time of foreclosure or repossession is charged to the ACL on loans.  Subsequent to foreclosure or repossession, a valuation allowance is maintained for declines in market value and for estimated selling expenses.  Upon sale of foreclosed property, any excess of the carrying value over the sales proceeds is recognized as a loss on sale. Any excess of sales proceeds over the carrying value of the foreclosed property is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Changes to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in other noninterest expense.

Loans that are substantively repossessed include only those loans for which the Corporation has obtained control of the collateral, but has not completed legal foreclosure proceedings.

Investments in Real Estate Limited Partnerships
The Bank invests in real estate limited partnerships that renovate, own and operate low-income housing complexes. The Bank neither actively participates in the management of nor has a controlling interest in the real estate limited partnerships. The carrying value of such investments is recorded in other assets on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (continued)
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

Other Equity Investments
The Corporation invests in equity investments without readily determinable fair value. Such equity investments are classified within other assets in the Consolidated Balance Sheet. The Corporation has elected to carry equity investments without readily determinable fair value at cost, less impairment, if any, plus or minus changes in observable prices. A qualitative impairment analysis for equity investments without readily determinable fair value is performed quarterly. If the equity investment is deemed to be impaired, an impairment loss is recognized in the amount by which the carrying value of the equity investment exceeds its estimated fair value. The impairment loss is recognized as a reduction of other noninterest income in the Consolidated Statement of Income. An impairment loss can be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at an amount that is greater than the carrying value of the investment that was established when the impairment loss was recognized. The reversal of any impairment loss or other changes resulting from observable transactions are recognized in other noninterest income in the Consolidated Statement of Income.

Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets, including premises and equipment, operating lease ROU assets and investments in real estate limited partnerships, are tested for impairment whenever events or changes in business circumstances indicate that the carrying amount may not be fully recoverable.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. An impairment loss is recognized within noninterest expense in the Consolidated Statement of Income. A previously recognized impairment loss cannot be reversed in a subsequent period.

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

Wealth Management AUA
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

The Corporation recognizes revenue from contracts with customers by identifying the performance obligations in its contracts, determining the transaction price in the contract, allocating the transaction price to each performance obligation contained within the contract, as applicable, and then recognizing revenue from its contracts with customers when it satisfies its performance obligations. The performance obligations are generally satisfied as services are rendered and can either be satisfied at a point in time or over time.

Revenue that is earned at a point in time is derived from transactional information and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction. This includes card interchange fees (fee income related to debit card transactions), certain service charges on deposits accounts such as overdraft

Notes to Consolidated Financial Statements – (continued)
charges, ATM fees for customers, stop-payment fees, and certain other income such as wire transfer fees and ATM fees for non-customers.

Revenue that is earned over time is generally recognized over the term of the contract as services are performed and performance obligations are satisfied. Such revenue includes wealth management revenues, monthly service charges on deposit accounts and certain other income such as safe deposit box rental fees.

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

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant and is included in salaries and employee benefits expense in the Corporation’s Consolidated Statements of Income. Grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. Awards of restricted stock units and performance share units are valued at the fair market value of the Bancorp’s common stock as of the award date. Performance share unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. Forfeitures are recognized when they occur. Vesting of the awards may accelerate or may be subject to proportional vesting if there is a change in control, disability, retirement or death. Vested equity awards are issued from treasury stock, when available, or from authorized but unissued stock.

Excess tax benefits (expenses) result when tax return deductions differ from recognized share-based compensation cost that are determined using the grant-date fair value approach for financial statement purposes. Excess tax benefits (expenses) related to the settlement of share-based awards are recorded as a decrease (increase) to income tax expense in the Corporation’s Consolidated Income Statements and are classified in the Consolidated Statements of Cash Flows as an operating activity.

Notes to Consolidated Financial Statements – (continued)
Dividends declared on restricted stock units issued under the 2013 Stock Option and Incentive Plan are nonforfeitable and paid quarterly in conjunction with dividends declared and paid to common shareholders. Dividends declared on restricted stock units issued under the 2022 Long Term Incentive Plan are accrued at each dividend declaration date and paid upon the issuance of the shares after the award vests. Dividends on performance share units are accrued at each dividend declaration date based on the most recent performance assumptions available and paid upon the issuance of the shares after the award vest.

Income Taxes
Income tax expense is determined based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to an amount, which is more-likely-than-not to be realizable.

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

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. Additional information on the segments is presented in Note 18.

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

Earnings Per Common Share
EPS is calculated utilizing the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share of each class of stock according to dividends and participation rights in undistributed earnings.  Share‑based awards that entitle holders to receive nonforfeitable dividends before vesting are considered participating securities (i.e., restricted stock units awarded under the 2013 Stock Option and Incentive Plan), not subject to performance-based measures. These participating securities are included in the earnings allocation for computing basic earnings per share under this method.  Undistributed income is allocated to common shareholders and participating securities under the two-class method based upon the proportion of each to the total weighted average shares available.  Under the two-class method, basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the dilutive effect on common shares outstanding, using the treasury stock method.

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

Notes to Consolidated Financial Statements – (continued)
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

Net accrued interest receivable or payable on derivatives that qualify for hedge accounting are recorded in interest income or interest expense based on the item being hedged.  Net accrued interest receivable or payable on derivatives that do not qualify for hedge accounting are reported in noninterest income.

When a cash flow hedge is discontinued, but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income (loss) are amortized or accreted into earnings over the same periods that the hedged transactions will affect earnings.

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The required disclosures about fair value measurements have been included in Note 10.

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2022
There were no recently issued accounting pronouncements, applicable to the Corporation, that were adopted in 2022.

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

Financial Instruments - Credit Losses - ASC 326
ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), was issued in March 2022 to provide updates on the accounting treatment for TDRs and related disclosures requirements, as well as modifying the disclosure requirement associated with the existing credit quality indicators “vintage” disclosure. With respect to TDRs, ASU 2022-02 eliminates the recognition and measurement guidance for TDRs under current GAAP and instead requires that the Corporation evaluate whether the modification represents a new loan or a continuation of existing loan, consistent with the current GAAP treatment for other loan modifications. In addition, ASU 2022-02 eliminates existing disclosure requirements on TDRs and replaces with enhanced disclosure requirements related to loan modifications made to borrowers, including those experiencing financial difficulty. ASU 2022-02 also provides an update to the existing tabular vintage disclosure of credit quality indicators by requiring current period gross write-offs to be disclosed by year of origination for each loan segment. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The provisions under ASU 2022-02 should be applied on a

Notes to Consolidated Financial Statements – (continued)
prospective basis. However, the Corporation has the option to use a modified retrospective transition method related to the change in accounting treatment for TDRs with a cumulative effect of the change in accounting principle recognized in the opening balance of retained earnings as of the adoption date. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

Reference Rate Reform - ASC 848
ASU No. 2022-06, “Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”), was issued in December 2022 and defers the date for which accounting relief can be applied under Topic 848. ASU 2022-06 applies to entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The objective of the guidance in Topic 848 is to ease the burden in accounting for recognizing the effects of reference rate reform on financial reporting. A sunset provision was included within Topic 848 based on expectations of when LIBOR would cease being published. The Corporation had adopted the accounting relief provisions of Topic 848 effective October 1, 2020. The amendments in ASU 2022-06 defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be able to apply the accounting relief in Topic 848. ASU 2022-06 was effective for all entities upon its issuance. The adoption of the provisions of Topic 848, as amended, did not have a material impact on the Corporation’s consolidated financial statements.

Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$231,203	$1	($31,622)	$—	$199,582
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	912,581	269	(138,748)	—	774,102
Individual name issuer trust preferred debt securities	9,387	—	(627)	—	8,760
Corporate bonds	13,169	—	(1,685)	—	11,484
Total available for sale debt securities	$1,166,340	$270	($172,682)	$—	$993,928

(Dollars in thousands)
December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$200,953	$12	($4,511)	$—	$196,454
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	828,319	6,850	(10,207)	—	824,962
Individual name issuer trust preferred debt securities	9,373	—	(235)	—	9,138
Corporate bonds	13,155	—	(850)	—	12,305
Total available for sale debt securities	$1,051,800	$6,862	($15,803)	$—	$1,042,859

Accrued interest receivable on available for sale debt securities totaled $3.1 million and $2.3 million, respectively, as of December 31, 2022 and 2021.

At December 31, 2022 and 2021, securities with a fair value of $294.8 million and $332.0 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits and for other purposes.  See Note 13 for additional discussion of FHLB borrowings.

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

(Dollars in thousands)
December 31, 2022	Amortized Cost	Fair Value
Due in one year or less	$104,500	$88,655
Due after one year to five years	415,763	354,646
Due after five years to ten years	395,026	337,484
Due after ten years	251,051	213,143
Total securities	$1,166,340	$993,928

Included in the above table are debt securities with an amortized cost balance of $253.0 million and a fair value of $219.1 million at December 31, 2022 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 2 years to 14 years, with call features ranging from 1 month to 11 months.

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

The following tables summarize temporarily impaired securities, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2022	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$20,115	($638)	18	$169,466	($30,984)	22	$189,581	($31,622)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	95	288,777	(24,960)	66	471,355	(113,788)	161	760,132	(138,748)
Individual name issuer trust preferred debt securities	—	—	—	3	8,760	(627)	3	8,760	(627)
Corporate bonds	—	—	—	4	11,484	(1,685)	4	11,484	(1,685)
Total temporarily impaired securities	99	$308,892	($25,598)	91	$661,065	($147,084)	190	$969,957	($172,682)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2021	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	12	$152,733	($3,313)	6	$43,202	($1,198)	18	$195,935	($4,511)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	41	514,419	(7,270)	21	108,983	(2,937)	62	623,402	(10,207)
Individual name issuer trust preferred debt securities	—	—	—	3	9,138	(235)	3	9,138	(235)
Corporate bonds	—	—	—	4	12,305	(850)	4	12,305	(850)
Total temporarily impaired securities	53	$667,152	($10,583)	34	$173,628	($5,220)	87	$840,780	($15,803)

Notes to Consolidated Financial Statements – (continued)
The Corporation does not intend to sell these debt securities and has determined, based upon available evidence, that it is more likely than not that the Corporation will not be required to sell each security before the recovery of its amortized cost basis and management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Corporation did not recognize a provision for credit losses on these securities for the years ended December 31, 2022 and 2021.

As a result of the Corporation’s review of these qualitative and quantitative factors mentioned below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers of the debt securities.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at December 31, 2022. As disclosed in Note 1, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at December 31, 2022 included three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of December 31, 2022, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $134 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between December 31, 2022 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at December 31, 2022 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of December 31, 2022, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $136 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between December 31, 2022 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Notes to Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)
December 31,	2022	2021
Commercial:
Commercial real estate (1)	$1,829,304	$1,639,062
Commercial & industrial (2)	656,397	641,555
Total commercial	2,485,701	2,280,617
Residential Real Estate:
Residential real estate (3)	2,323,002	1,726,975
Consumer:
Home equity	285,715	247,697
Other (4)	15,721	17,636
Total consumer	301,436	265,333
Total loans (5)	$5,110,139	$4,272,925
(1)CRE consists of commercial mortgages primarily secured by income-producing property, as well as construction and development loans. Construction and development loans are made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings.
(2)C&I consists of loans to businesses and individuals, a portion of which are fully or partially collateralized by real estate. C&I also includes $1.1 million and $38.0 million, respectively, of PPP loans as of December 31, 2022 and 2021.
(3)Residential real estate consists of mortgage and homeowner construction loans secured by one- to four-family residential properties.
(4)Other consists of loans to individuals secured by general aviation aircraft and other personal installment loans.
(5)Includes net unamortized loan origination costs of $11.6 million and $6.7 million, respectively, at December 31, 2022 and 2021 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $318 thousand and $414 thousand, respectively, at December 31, 2022 and 2021.

Loan balances exclude accrued interest receivable of $17.6 million and $10.3 million, respectively, as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, loans amounting to $2.4 billion and $2.2 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 13 for additional disclosure regarding borrowings.

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

Notes to Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
December 31, 2022	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$1,187	$—	$—	$1,187	$1,828,117	$1,829,304
Commercial & industrial	265	—	—	265	656,132	656,397
Total commercial	1,452	—	—	1,452	2,484,249	2,485,701
Residential Real Estate:
Residential real estate	4,793	303	3,779	8,875	2,314,127	2,323,002
Consumer:
Home equity	1,103	132	—	1,235	284,480	285,715
Other	16	—	—	16	15,705	15,721
Total consumer	1,119	132	—	1,251	300,185	301,436
Total loans	$7,364	$435	$3,779	$11,578	$5,098,561	$5,110,139

(Dollars in thousands)	Days Past Due
December 31, 2021	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,639,062	$1,639,062
Commercial & industrial	3	—	—	3	641,552	641,555
Total commercial	3	—	—	3	2,280,614	2,280,617
Residential Real Estate:
Residential real estate	1,784	3,176	4,662	9,622	1,717,353	1,726,975
Consumer:
Home equity	580	77	108	765	246,932	247,697
Other	21	—	—	21	17,615	17,636
Total consumer	601	77	108	786	264,547	265,333
Total loans	$2,388	$3,253	$4,770	$10,411	$4,262,514	$4,272,925

Included in past due loans as of December 31, 2022 and 2021, were nonaccrual loans of $7.2 million and $9.4 million, respectively. In addition, all loans 90 days or more past due at December 31, 2022 and 2021 were classified as nonaccrual.

Notes to Consolidated Financial Statements – (continued)
Nonaccrual Loans
The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2022	2021
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	11,894	13,576
Consumer:
Home equity	952	627
Other	—	—
Total consumer	952	627
Total nonaccrual loans	$12,846	$14,203
Accruing loans 90 days or more past due	$—	$—

No ACL was deemed necessary on nonaccrual loans with a carrying value of $6.5 million and $4.2 million, respectively, as of December 31, 2022 and 2021.

Nonaccrual loans of $5.7 million and $4.8 million, respectively, at December 31, 2022 and 2021 were current as to the payment of principal and interest.

As of December 31, 2022 and 2021, nonaccrual loans secured by one- to four-family residential property amounting to $2.9 million and $1.5 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2022.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Interest Income Recognized
Years Ended December 31,	2022	2021
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	—	—
Total commercial	—	—
Residential Real Estate:
Residential real estate	398	459
Consumer:
Home equity	62	52
Other	3	1
Total consumer	65	53
Total	$463	$512

Troubled Debt Restructurings
The recorded investment in TDRs consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing TDRs, the recorded investment also includes accrued interest.

Notes to Consolidated Financial Statements – (continued)

The following table presents the recorded investment in TDRs and other pertinent information:

(Dollars in thousands)
December 31,	2022	2021
Accruing TDRs	$3,571	$16,564
Nonaccrual TDRs	5,073	2,819
Total TDRs	$8,644	$19,383

Specific reserves on TDRs included in the ACL on loans	$115	$148
Additional commitments to lend to borrowers with TDRs	$—	$—

The following table presents TDRs occurring during the period indicated and the recorded investment pre- and post- modification:

(Dollars in thousands)			Outstanding Recorded Investment
	# of Loans		Pre-Modifications		Post-Modifications
Years ended December 31,	2022	2021	2022	2021	2022	2021
Commercial:
Commercial real estate	—	2	$—	$9,859	$—	$9,859
Commercial & industrial	3	—	1,687	—	1,687	—
Total commercial	3	2	1,687	9,859	1,687	9,859
Total	3	2	$1,687	$9,859	$1,687	$9,859

The following table presents TDRs occurring during the period indicated by type of modification:

(Dollars in thousands)
Years ended December 31,	2022	2021
Below-market interest rate concession	$—	$—
Payment deferral	—	—
Maturity / amortization concession	—	—
Interest only payments	—	9,859
Combination (1)	1,687	—
Total	$1,687	$9,859
(1)    Loans included in this classification were modified with a combination of any two of the concessions listed in this table.

In 2022 and 2021, there were no TDRs modified within the previous 12 months for which there was a payment default.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, reasonably expected TDRs, executed TDRs, and certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans.

As of December 31, 2022, the carrying value of individually analyzed loans amounted to $10.0 million, of which $8.5 million were considered collateral dependent. For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 10 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

Notes to Consolidated Financial Statements – (continued)
The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	December 31, 2022		December 31, 2021
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$2,103	$—	$10,603	$—
Commercial & industrial (2)	—	—	—	—
Total commercial	2,103	—	10,603	—
Residential Real Estate:
Residential real estate (3)	5,760	—	3,803	534
Consumer:
Home equity (3)	592	—	—	—
Other	—	—	—	—
Total consumer	592	—	—	—
Total	$8,455	$—	$14,406	$534
(1)    Secured by income-producing property.
(2)    Secured by business assets.
(3)    Secured by one- to four-family residential properties.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan risk rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, the adequacy of collateral, the adequacy of guarantees and other credit quality characteristics. The takes the risk rating into consideration along with other credit attributes in the establishment of an appropriate ACL on loans. See Note 5 for additional information.

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

Notes to Consolidated Financial Statements – (continued)

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

In addition, other techniques are utilized to monitor indicators of credit deterioration in the residential real estate loans and home equity consumer loans. Among these techniques is the periodic tracking of loans with an updated Fair Isaac Corporation (commonly known as “FICO”) score and an updated estimated LTV ratio. LTV is estimated based on such factors as geographic location, the original appraised value and changes in median home prices, and takes into consideration the age of the loan. The results of these analyses and other credit review procedures, including selected targeted internal reviews, are taken into account in the determination of qualitative loss factors for residential real estate and home equity consumer credits.

Notes to Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2022:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$591,596	$383,062	$177,286	$170,259	$148,371	$242,061	$6,243	$1,437	$1,720,315
Special Mention	20,579	22,324	328	24,270	28,676	10,564	146	—	106,887
Classified	—	—	503	—	1,187	412	—	—	2,102
Total CRE	612,175	405,386	178,117	194,529	178,234	253,037	6,389	1,437	1,829,304
C&I:
Pass	127,152	63,180	71,265	86,470	85,011	114,241	90,987	745	639,051
Special Mention	13,566	—	—	—	1,427	—	1,426	—	16,419
Classified	—	225	—	7	—	—	695	—	927
Total C&I	140,718	63,405	71,265	86,477	86,438	114,241	93,108	745	656,397
Residential Real Estate:
Residential real estate:
Current	838,566	707,760	277,613	123,098	72,541	294,549	—	—	2,314,127
Past Due	—	600	—	266	2,315	5,694	—	—	8,875
Total residential real estate	838,566	708,360	277,613	123,364	74,856	300,243	—	—	2,323,002
Consumer:
Home equity:
Current	20,665	8,308	3,742	2,406	1,947	3,139	235,004	9,268	284,479
Past Due	—	—	—	—	68	98	548	522	1,236
Total home equity	20,665	8,308	3,742	2,406	2,015	3,237	235,552	9,790	285,715
Other:
Current	4,231	4,287	1,676	299	235	4,726	251	—	15,705
Past Due	16	—	—	—	—	—	—	—	16
Total other	4,247	4,287	1,676	299	235	4,726	251	—	15,721
Total Loans	$1,616,371	$1,189,746	$532,413	$407,075	$341,778	$675,484	$335,300	$11,972	$5,110,139

Notes to Consolidated Financial Statements – (continued)
The following table summarizes the Corporation’s loan portfolio by credit quality indicator and loan portfolio segment as of December 31, 2021:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$417,705	$212,649	$260,940	$206,164	$163,132	$266,067	$7,015	$2,202	$1,535,874
Special Mention	9,089	489	33,982	28,432	—	20,273	320	—	92,585
Classified	—	958	—	2,685	6,959	1	—	—	10,603
Total CRE	426,794	214,096	294,922	237,281	170,091	286,341	7,335	2,202	1,639,062
C&I:
Pass	116,959	78,601	104,827	87,619	51,579	83,182	89,686	911	613,364
Special Mention	—	—	606	4,599	6,195	15,605	1,186	—	28,191
Classified	—	—	—	—	—	—	—	—	—
Total C&I	116,959	78,601	105,433	92,218	57,774	98,787	90,872	911	641,555
Residential Real Estate:
Residential real estate:
Current	733,658	353,742	158,140	85,656	88,365	297,792	—	—	1,717,353
Past Due	—	1,402	1,167	2,379	763	3,911	—	—	9,622
Total residential real estate	733,658	355,144	159,307	88,035	89,128	301,703	—	—	1,726,975
Consumer:
Home equity:
Current	10,434	5,850	3,703	2,380	1,064	3,592	211,488	8,421	246,932
Past Due	—	—	185	—	—	245	115	220	765
Total home equity	10,434	5,850	3,888	2,380	1,064	3,837	211,603	8,641	247,697
Other:
Current	5,536	3,264	1,313	407	747	6,090	258	—	17,615
Past Due	21	—	—	—	—	—	—	—	21
Total other	5,557	3,264	1,313	407	747	6,090	258	—	17,636
Total Loans	$1,293,402	$656,955	$564,863	$420,321	$318,804	$696,758	$310,068	$11,754	$4,272,925

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

Notes to Consolidated Financial Statements – (continued)
Loan Servicing Activities
Loans sold with servicing retained result in the capitalization of loan servicing rights. The following table presents an analysis of loan servicing rights:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2019	$3,526	$—	$3,526
Loan servicing rights capitalized	6,569	—	6,569
Amortization	(2,507)	—	(2,507)
Increase in impairment reserve	—	(154)	(154)
Balance at December 31, 2020	7,588	(154)	7,434
Loan servicing rights capitalized	5,671	—	5,671
Amortization	(3,438)	—	(3,438)
Decrease in impairment reserve	—	154	154
Balance at December 31, 2021	9,821	—	9,821
Loan servicing rights capitalized	957	—	957
Amortization	(1,763)	—	(1,763)
Balance at December 31, 2022	$9,015	$—	$9,015

The following table presents estimated aggregate amortization expense related to loan servicing assets:

(Dollars in thousands)
Years ending December 31:	2023	$1,300
	2024	1,112
	2025	952
	2026	815
	2027	697
	2028 and thereafter	4,139
Total estimated amortization expense		$9,015

Loans sold to others may be serviced by the Corporation on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  The following table presents the balance of loans serviced for others by loan portfolio:

(Dollars in thousands)
December 31,	2022	2021
Residential real estate	$1,457,896	$1,509,319
Commercial	107,762	119,873
Total	$1,565,658	$1,629,192

Notes to Consolidated Financial Statements – (continued)
Note 5 - Allowance for Credit Losses on Loans
The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.

The following table presents the activity in the ACL on loans for the year ended December 31, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088
Charge-offs	—	(36)	(36)	—	—	(148)	(148)	(184)
Recoveries	445	29	474	21	12	45	57	552
Provision	(943)	(469)	(1,412)	(141)	34	90	124	(1,429)
Ending Balance	$18,435	$10,356	$28,791	$7,740	$1,115	$381	$1,496	$38,027

The following table presents the activity in the ACL on loans for the year ended December 31, 2021:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106
Charge-offs	—	(307)	(307)	(107)	(183)	(66)	(249)	(663)
Recoveries	—	41	41	89	91	25	116	246
Provision	(3,132)	(1,130)	(4,262)	(164)	(139)	(36)	(175)	(4,601)
Ending Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088

The following table presents the activity in the ACL on loans for the year ended December 31, 2020:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$14,741	$3,921	$18,662	$6,615	$1,390	$347	$1,737	$27,014
Adoption of ASC 326	3,405	3,029	6,434	221	(106)	(48)	(154)	6,501
Charge-offs	(356)	(586)	(942)	(99)	(224)	(52)	(276)	(1,317)
Recoveries	51	24	75	20	52	25	77	172
Provision	4,224	5,840	10,064	1,285	188	199	387	11,736
Ending Balance	$22,065	$12,228	$34,293	$8,042	$1,300	$471	$1,771	$44,106

Notes to Consolidated Financial Statements – (continued)
Note 6 - Premises and Equipment
The following presents a summary of premises and equipment:

(Dollars in thousands)
December 31,	2022	2021
Land	$6,042	$5,921
Premises and improvements	47,029	44,956
Furniture, fixtures and equipment	24,463	23,706
Total premises and equipment	77,534	74,583
Less: accumulated depreciation	45,984	45,675
Total premises and equipment, net	$31,550	$28,908

Depreciation of premises and equipment amounted to $3.5 million, $3.4 million and $3.2 million, respectively, for the years ended December 31, 2022, 2021, and 2020.

Note 7 - Leases
The Corporation has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception. Operating lease ROU assets amounted to $27.2 million and $26.7 million, respectively, as of December 31, 2022 and 2021. Operating lease liabilities totaled $29.6 million and $29.0 million, respectively, as of December 31, 2022 and 2021.

As of December 31, 2022, there were three operating leases that had not yet commenced. As of December 31, 2021, there were two operating leases that had not yet commenced.

The following table presents information regarding the Corporation’s operating leases:

At December 31,	2022	2021
Weighted average discount rate	3.34%	3.36%
Range of lease expiration dates	7 months - 25 years	7 months - 19 years
Range of lease renewal options	3 years - 5 years	3 years - 5 years
Weighted average remaining lease term	13.3 years	12.9 years

The following table presents the undiscounted annual lease payments under the terms of the Corporation’s operating leases at December 31, 2022, including a reconciliation to the present value of operating lease liabilities recognized in the Consolidated Balance Sheets:

(Dollars in thousands)
Years ending December 31:	2023	$4,178
	2024	4,045
	2025	3,331
	2026	2,719
	2027	2,159
	2028 and thereafter	20,816
Total operating lease payments (1)		37,248
Less: interest		7,690
Present value of operating lease liabilities (2)		$29,558
(1)Includes $439 thousand related to options to extend lease terms that are reasonably certain of being exercised.
(2)Includes short-term operating lease liabilities of $3.3 million.

Notes to Consolidated Financial Statements – (continued)
The following table presents the components of total lease expense and operating cash flows:

(Dollars in thousands)
Year ended December 31,	2022	2021	2020
Lease Expense:
Operating lease expense	$4,159	$4,015	$3,921
Variable lease expense	104	69	56
Total lease expense (1)	$4,263	$4,084	$3,977
Cash Paid:
Cash paid reducing operating lease liabilities	$4,076	$3,888	$3,791
(1)Included in net occupancy expenses in the Consolidated Statements of Income.

Note 8 - Goodwill and Intangible Assets
The following table presents the carrying value of goodwill at the reporting unit (or business segment) level:

(Dollars in thousands)
December 31,	2022	2021
Commercial Banking Segment	$22,591	$22,591
Wealth Management Services Segment	41,318	41,318
Total goodwill	$63,909	$63,909

The balance of goodwill in the Commercial Banking segment arose from the acquisition of First Financial Corp. in 2002. The balance of goodwill in the Wealth Management Services segment arose from the 2005 acquisition of Weston and the 2015 acquisition of Halsey.

The following table presents the components of intangible assets:

(Dollars in thousands)
December 31,	2022	2021
Gross carrying amount	$20,803	$20,803
Accumulated amortization	16,249	15,389
Net amount	$4,554	$5,414

The balance of intangible assets at December 31, 2022 includes wealth management advisory contracts resulting from the 2005 acquisition of Weston and the 2015 acquisition of Halsey.

The wealth management advisory contracts resulting from the Weston acquisition are being amortized over a 20-year life using a declining balance method, based on expected attrition for the current customer base derived from historical runoff data.  The wealth management advisory contracts resulting from the acquisition of Halsey are being amortized on a straight-line basis over a 15-year life.

Amortization expense for the years ended December 31, 2022, 2021, and 2020, amounted to $860 thousand, $890 thousand and $914 thousand, respectively.

Notes to Consolidated Financial Statements – (continued)
The following table presents estimated annual amortization expense for intangible assets at December 31, 2022:

(Dollars in thousands)
Years ending December 31,	2023	$843
	2024	826
	2025	702
	2026	476
	2027	476
	2028 and thereafter	1,231

Note 9 - Derivative Financial Instruments
The Corporation’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Corporation’s known or expected cash receipts and its known or expected cash payments principally to manage the Corporation’s interest rate risk. Additionally, the Corporation enters into interest rate derivatives to accommodate the business requirements of its customers. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Derivative assets are included in other assets and derivative liabilities are included in other liabilities in the Consolidated Balance Sheets. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

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

Cash Flow Hedging Instruments
As of December 31, 2022 and 2021, the Corporation had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swap on borrowings matures in December 2023. In addition, at December 31, 2022, and 2021, the Corporation had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. The interest rate swap on loans matures in May 2026. The changes in fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified to earnings when gains or losses are realized.

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

Mortgage Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of mortgage loans held for sale.  To mitigate the interest rate risk and pricing risk associated with rate locks and mortgage loans held for sale, the Corporation enters into forward sale commitments. Forward sale commitments are contracts for delayed delivery or net settlement of the underlying instrument, such as a residential real estate mortgage loan, where the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. Both interest rate lock commitments and forward sale commitments are derivative financial instruments, but do not meet criteria for hedge accounting and therefore, the changes in fair value of these commitments are recognized in earnings.

The following table presents the notional amounts and fair values of derivative instruments in the Consolidated Balance Sheets:

(Dollars in thousands)	December 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$320,000	$548	$31,178	$320,000	$182	$5,301
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	935,099	32	68,137	1,022,388	32,361	2,015
Mirror contracts with counterparties	935,099	67,797	61	1,022,388	2,001	32,480
Risk participation agreements	282,191	—	2	237,446	1	2
Mortgage loan commitments:
Interest rate lock commitments	12,201	144	4	49,800	1,256	—
Forward sale commitments	23,150	58	150	103,626	54	905
Gross amounts		68,579	99,532		35,855	40,703
Less: amounts offset (2)		23,524	23,524		2,167	2,167
Derivative balances, net of offset		45,055	76,008		33,688	38,536
Less: collateral pledged (3)		—	7,716		—	34,539
Net amounts		$45,055	$68,292		$33,688	$3,997
(1)The fair value of derivative assets includes accrued interest receivable of $24 thousand and $182 thousand, respectively, at December 31, 2022 and 2021. The fair value of derivative liabilities includes accrued interest payable of $856 thousand and $19 thousand, respectively, at December 31, 2022 and 2021.
(2)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(3)Collateral pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

Notes to Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax
Years ended December 31,	2022	2021	2020
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate caps	$—	$—	$89
Interest rate swaps	(18,632)	(2,566)	(893)
Interest rate floors	—	—	150
Total	($18,632)	($2,566)	($654)

Interest rate cap and interest rate floor contracts designated as cash flow hedges matured in 2020.

For derivatives designated as cash flow hedging instruments, see Note 19 for additional disclosure pertaining to the amounts and location of reclassifications from AOCL into earnings.

The following table presents the effect of derivative instruments in the Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Noninterest Income
Years ended December 31,	Statement of Income Location	2022	2021	2020
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	($92,730)	($27,846)	$60,938
Mirror contracts with counterparties	Loan related derivative income	94,759	31,547	(57,067)
Risk participation agreements	Loan related derivative income	727	641	120
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(1,116)	(5,947)	6,106
Forward sale commitments	Mortgage banking revenues	4,530	5,383	(10,769)
Total		$6,170	$3,778	($672)

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

Notes to Consolidated Financial Statements – (continued)

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)
December 31,	2022	2021
Aggregate fair value	$8,987	$40,196
Aggregate principal balance	8,860	39,201
Difference between fair value and principal balance	$127	$995

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Consolidated Statements of Income. Changes in fair value amounted to a decrease to mortgage banking revenues of $868 thousand in 2022, compared to a decrease to mortgage banking revenues of $1.3 million in 2021.

There were no mortgage loans held for sale 90 days or more past due as of December 31, 2022 and 2021.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 securities held at December 31, 2022 and 2021.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 securities held at December 31, 2022 and 2021.

Mortgage Loans Held for Sale
The Corporation has elected the fair value option for mortgage loans held for sale. The fair value is estimated based on current market prices for similar loans in the secondary market and therefore are classified as Level 2 assets.

Collateral Dependent Individually Analyzed Loans
Collateral dependent individually analyzed loans are valued based upon the lower of amortized cost or fair value. Fair value is determined based on the appraised value of the underlying collateral. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. For collateral dependent loans that are expected to be repaid substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the collateral. Internal valuations may be utilized to determine the fair value of other business assets. Collateral dependent individually analyzed loans are categorized as Level 3.

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default

Notes to Consolidated Financial Statements – (continued)
by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of December 31, 2022 and 2021, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$199,582	$—	$199,582	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	774,102	—	774,102	—
Individual name issuer trust preferred debt securities	8,760	—	8,760	—
Corporate bonds	11,484	—	11,484	—
Mortgage loans held for sale	8,987	—	8,987	—
Derivative assets	45,055	—	45,055	—
Total assets at fair value on a recurring basis	$1,047,970	$—	$1,047,970	$—
Liabilities:
Derivative liabilities	$76,008	$—	$76,008	$—
Total liabilities at fair value on a recurring basis	$76,008	$—	$76,008	$—

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$196,454	$—	$196,454	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	824,962	—	824,962	—
Individual name issuer trust preferred debt securities	9,138	—	9,138	—
Corporate bonds	12,305	—	12,305	—
Mortgage loans held for sale	40,196	—	40,196	—
Derivative assets	33,688	—	33,688	—
Total assets at fair value on a recurring basis	$1,116,743	$—	$1,116,743	$—
Liabilities:
Derivative liabilities	$38,536	$—	$38,536	$—
Total liabilities at fair value on a recurring basis	$38,536	$—	$38,536	$—

Items Recorded at Fair Value on a Nonrecurring Basis
There were no assets written down to fair value during the twelve months ended December 31, 2022.

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

Notes to Consolidated Financial Statements – (continued)
accrued interest payable as level 1 measurements within the fair value hierarchy. The Corporation considers FHLB stock, BOLI and non-maturity deposits as level 2 measurements.

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial Assets:
Loans, net of allowance for credit losses on loans	$5,072,112	$4,929,449	$—	$—	$4,929,449

Financial Liabilities:
Time deposits	$1,122,882	$1,137,219	$—	$1,137,219	$—
FHLB advances	980,000	978,590	—	978,590	—
Junior subordinated debentures	22,681	18,963	—	18,963	—

(Dollars in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial Assets:
Loans, net of allowance for credit losses on loans	$4,233,837	$4,145,516	$—	$—	$4,145,516

Financial Liabilities:
Time deposits	$1,288,611	$1,294,053	$—	$1,294,053	$—
FHLB advances	145,000	144,862	—	144,862	—
Junior subordinated debentures	22,681	20,181	—	20,181	—

Note 11 - Income Taxes
The following table presents the components of income tax expense (benefit):

(Dollars in thousands)
Years ended December 31,	2022	2021	2020
Current Tax Expense:
Federal	$16,127	$17,032	$19,248
State	2,202	2,130	3,213
Total current tax expense	18,329	19,162	22,461
Deferred Tax Expense (Benefit):
Federal	1,012	1,822	(2,375)
State	148	333	(755)
Total deferred tax expense (benefit)	1,160	2,155	(3,130)
Total income tax expense	$19,489	$21,317	$19,331

Notes to Consolidated Financial Statements – (continued)
Total income tax expense varies from the amount determined by applying the Federal income tax rate to income before income taxes.  The following table presents the reasons for the differences:

Years ended December 31,	2022		2021		2020
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at Federal statutory rate	$19,146	21.0%	$20,619	21.0%	$18,724	21.0%
Increase (decrease) in taxes resulting from:
State income tax expense, net of federal tax benefit	1,856	2.1	1,943	2.0	1,995	2.2
Tax-exempt income, net	(721)	(0.8)	(772)	(0.8)	(803)	(0.9)
BOLI	(544)	(0.6)	(614)	(0.6)	(523)	(0.6)
Investments in low-income housing limited partnerships	(261)	(0.3)	(117)	(0.1)	(118)	(0.1)
Share-based compensation	(68)	(0.1)	(159)	(0.2)	92	0.1
Other	81	0.1	417	0.4	(36)	—
Total income tax expense	$19,489	21.4%	$21,317	21.7%	$19,331	21.7%

The following table presents the approximate tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities:

(Dollars in thousands)
December 31,	2022	2021
Deferred Tax Assets:
Net unrealized losses on available for sale debt securities	$41,379	$2,146
Allowance for credit losses on loans	9,127	9,381
Cash flow hedges	7,151	1,268
Operating lease liabilities	7,094	6,962
Deferred compensation	4,486	5,091
Deferred loan origination fees	2,106	2,044
Share-based compensation	1,884	1,859
Defined benefit pension obligations	—	966
Other	1,809	2,002
Deferred tax assets	75,036	31,719
Deferred Tax Liabilities:
Operating lease ROU assets	(6,518)	(6,406)
Deferred loan origination costs	(6,394)	(4,982)
Loan servicing rights	(2,163)	(2,357)
Depreciation of premises and equipment	(1,494)	(1,237)
Amortization of intangibles	(1,093)	(1,299)
Defined benefit pension obligations	(333)	—
Other	(669)	(1,427)
Deferred tax liabilities	(18,664)	(17,708)
Net deferred tax asset	$56,372	$14,011

The Corporation’s net deferred tax asset is included in other assets in the Consolidated Balance Sheets. Management has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income. The Corporation had no unrecognized tax benefits as of December 31, 2022 and 2021.

Notes to Consolidated Financial Statements – (continued)
The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Generally, the Corporation is no longer subject to U.S. federal income and state tax examinations by tax authorities for years before 2019.

Note 12 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)
December 31,	2022	2021
Noninterest-bearing demand deposits	$858,953	$945,229
Interest-bearing demand deposits (1)	333,197	251,032
NOW accounts	871,875	867,138
Money market accounts	1,255,805	1,072,864
Savings accounts	576,250	555,177
Time deposits (2)	1,122,882	1,288,611
Total deposits	$5,018,962	$4,980,051
(1)Includes wholesale brokered demand deposit balances of $31,153 and $0, respectively, as of December 31, 2022 and 2021.
(2)Includes wholesale brokered time deposit balances of $327,044 and $515,228, respectively, as of December 31, 2022 and 2021.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)		Scheduled Maturity	Weighted Average Rate
Years ending December 31:	2023	$844,830	1.97%
	2024	163,668	2.88
	2025	41,869	1.74
	2026	36,428	1.36
	2027	36,087	2.45
	2028 and thereafter	—	—
Balance at December 31, 2022		$1,122,882	2.09%

Time certificates of deposit in denominations of $250 thousand or more totaled $200.9 million and $184.3 million, respectively, at December 31, 2022 and 2021.

Note 13 - Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLB amounted to $980.0 million and $145.0 million, respectively, at December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Bank had access to a $40.0 million unused line of credit with the FHLB. Additionally, the Bank had a $215.0 million standby letter of credit with the FHLB at December 31, 2022. This standby letter of credit was executed in 2022 to collateralize an institutional deposit. The Bank had remaining available borrowing capacity of $668.3 million and $1.6 billion, respectively with the FHLB at December 31, 2022 and 2021. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

Notes to Consolidated Financial Statements – (continued)
The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of December 31, 2022:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
2023	$895,000	4.29%
2024	20,000	4.48
2025	45,000	4.21
2026	20,000	4.13
2027	—	—
2028 and thereafter	—	—
Total	$980,000	4.29%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $22.7 million at December 31, 2022 and 2021.

The Bancorp sponsored the creation of Trust I and Trust II, Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp is the owner of all of the common securities of the trusts.  In accordance with GAAP, the trusts are treated as unconsolidated subsidiaries.

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

See Note 14 for additional discussion of the regulatory capital treatment of trust preferred securities.

Notes to Consolidated Financial Statements – (continued)
Note 14 - Shareholders' Equity
Stock Repurchase Program
On December 12, 2022, the Corporation announced that its Board of Directors adopted the 2023 Repurchase Program, which authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2023 Repurchase Program commenced on January 1, 2023 and expires on December 31, 2023 and may be modified, suspended, or discontinued at any time.

The 2021 Repurchase Program expired on December 31, 2022. For the year ended December 31, 2022, the Corporation repurchased 194,162 shares at an average price of $48.82 and a total cost of $9.5 million, under its 2021 Repurchase Program.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC and the FRBB have the authority to use their enforcement powers to prohibit a bank or bank holding company, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice.  Dividends paid by the Bank to the Bancorp amounted to $53.2 million and $45.7 million, respectively, for the years ended December 31, 2022 and 2021.

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

Capital levels at December 31, 2022 exceeded the regulatory minimum levels to be considered “well capitalized.”

Notes to Consolidated Financial Statements – (continued)
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	$605,005	12.37%	$391,363	8.00%	N/A	N/A
Bank	588,090	12.02	391,260	8.00	$489,074	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	571,794	11.69	293,522	6.00	N/A	N/A
Bank	554,879	11.35	293,445	6.00	391,260	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	549,798	11.24	220,142	4.50	N/A	N/A
Bank	554,879	11.35	220,083	4.50	317,898	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	571,794	8.65	264,295	4.00	N/A	N/A
Bank	554,879	8.40	264,177	4.00	330,222	5.00

December 31, 2021
Total Capital (to Risk-Weighted Assets):
Corporation	578,137	14.01	330,105	8.00	N/A	N/A
Bank	565,087	13.70	330,025	8.00	412,532	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	546,362	13.24	247,578	6.00	N/A	N/A
Bank	533,312	12.93	247,519	6.00	330,025	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	524,363	12.71	185,684	4.50	N/A	N/A
Bank	533,312	12.93	185,639	4.50	268,146	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	546,362	9.36	233,534	4.00	N/A	N/A
Bank	533,312	9.14	233,434	4.00	291,793	5.00
(1)Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at December 31, 2022 and 2021.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both December 31, 2022 and 2021, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

Notes to Consolidated Financial Statements – (continued)
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

Years ended December 31,	2022		2021		2020
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$155,990	$—	$141,435	$—	$127,444	$—
Noninterest income:
Wealth management revenues	38,746	38,746	41,282	41,282	35,454	35,454
Mortgage banking revenues	8,733	—	28,626	—	47,377	—
Card interchange fees	4,996	4,996	4,996	4,996	4,287	4,287
Service charges on deposit accounts	3,192	3,192	2,683	2,683	2,742	2,742
Loan related derivative income	2,756	—	4,342	—	3,991	—
Income from bank-owned life insurance	2,591	—	2,925	—	2,491	—
Other income	1,588	1,219	2,540	2,148	3,100	2,669
Total noninterest income	62,602	48,153	87,394	51,109	99,442	45,152
Total revenues	$218,592	$48,153	$228,829	$51,109	$226,886	$45,152
(1)As reported in the Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Years ended December 31,	2022	2021	2020
Revenue recognized at a point in time:
Card interchange fees	$4,996	$4,996	$4,287
Service charges on deposit accounts	2,512	2,136	2,103
Other income	967	1,931	2,494
Revenue recognized over time:
Wealth management revenues	38,746	41,282	35,454
Service charges on deposit accounts	680	547	639
Other income	252	217	175
Total revenues from contracts with customers in scope of ASC 606	$48,153	$51,109	$45,152

Receivables for revenue from contracts with customers consist primarily of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.1 million and $6.6 million, respectively, at December 31, 2022 and 2021 and were included in other assets in the Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both December 31, 2022 and 2021 and were included in other liabilities in the Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The

Notes to Consolidated Financial Statements – (continued)
contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.1 million and $1.9 million, respectively, at December 31, 2022 and 2021 and were included in other assets in the Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense Consolidated Statements of Income.

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

The following table presents the plans’ projected benefit obligations, fair value of plan assets and funded (unfunded) status:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2022	2021	2022	2021
Change in Benefit Obligation:
Benefit obligation at beginning of period	$89,408	$94,742	$17,717	$17,973
Service cost	2,062	2,369	218	208
Interest cost	2,368	2,004	423	337
Actuarial (gain) loss	(23,658)	(4,011)	(3,880)	102
Benefits paid	(3,422)	(5,556)	(916)	(903)
Administrative expenses	(102)	(140)	—	—
Benefit obligation at end of period	66,656	89,408	13,562	17,717
Change in Plan Assets:
Fair value of plan assets at beginning of period	103,047	101,929	—	—
Actual return on plan assets	(17,970)	6,814	—	—
Employer contributions	—	—	916	903
Benefits paid	(3,422)	(5,556)	(916)	(903)
Administrative expenses	(102)	(140)	—	—
Fair value of plan assets at end of period	81,553	103,047	—	—
Funded (unfunded) status at end of period (1)	$14,897	$13,639	($13,562)	($17,717)
(1)Funded status of the qualified pension plan is included in other assets in the Consolidated Balance Sheets. Unfunded status of the non-qualified retirement plans is included in other liabilities in the Consolidated Balance Sheets.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $14.0 million and $16.7 million are included in the Consolidated Balance Sheets at December 31, 2022 and 2021, respectively.

The following table presents the amounts included in AOCI (AOCL) related to the qualified pension plan and non-qualified retirement plans:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2022	2021	2022	2021
Net actuarial loss included in AOCI (AOCL), pre-tax	$1,846	$3,920	$3,455	$8,027

Notes to Consolidated Financial Statements – (continued)

The accumulated benefit obligation for the qualified pension plan was $64.8 million and $85.2 million, respectively, at December 31, 2022 and 2021.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $13.1 million and $16.4 million, respectively, at December 31, 2022 and 2021.

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2022	2021	2020	2022	2021	2020
Net Periodic Benefit Cost:
Service cost (1)	$2,062	$2,369	$2,164	$218	$208	$170
Interest cost (2)	2,368	2,004	2,505	423	337	465
Expected return on plan assets (2)	(4,634)	(4,815)	(4,538)	—	—	—
Recognized net actuarial loss (2)	1,020	2,121	1,582	692	723	560
Net periodic benefit cost	816	1,679	1,713	1,333	1,268	1,195
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net (gain) loss	(2,074)	(8,132)	1,708	(4,572)	(621)	1,244
Recognized in other comprehensive income (loss)	(2,074)	(8,132)	1,708	(4,572)	(621)	1,244
Total recognized in net periodic benefit cost and other comprehensive income (loss)	($1,258)	($6,453)	$3,421	($3,239)	$647	$2,439
(1)Included in salaries and employee benefits expense in the Consolidated Statements of Income.
(2)Included in other expenses in the Consolidated Statements of Income.

Assumptions
The following table presents the measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2022 and 2021:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2022	2021	2022	2021
Measurement date	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021
Discount rate	5.54%	3.00%	5.50%	2.90%
Rate of compensation increase	5.00	3.75	5.00	3.75

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2022	2021	2020	2022	2021	2020
Measurement date	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019
Equivalent single discount rate for benefit obligations	3.00%	2.71%	3.42%	2.89%	2.51%	3.30%
Equivalent single discount rate for service cost	3.11	2.86	3.54	3.16	2.94	3.62
Equivalent single discount rate for interest cost	2.67	2.16	3.07	2.48	1.97	2.93
Expected long-term return on plan assets	5.25	5.75	5.75	N/A	N/A	N/A
Rate of compensation increase	3.75	3.75	3.75	3.75	3.75	3.75

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan’s investment practices.  The assumption is updated annually, taking

Notes to Consolidated Financial Statements – (continued)
into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions. Decreases in the long-term rate of return assumption on plan assets increase pension costs and, in general, may increase the requirement to make funding contributions to the plans. Increases in the long-term rate of return on plan assets have the opposite effect.

The discount rate assumption for defined benefit pension plans is reset on the measurement date.  Discount rates are selected for each plan by matching expected future benefit payments stream to a yield curve based on a selection of high-quality fixed-income debt securities. Decreases in discount rates increase the present value of pension obligations and increase our pension costs, while increases in discount rates have the opposite effect.

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

Plan Assets
The following tables present the fair values of the qualified pension plan’s assets:

(Dollars in thousands)	Fair Value Measurements Using			Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,438	$—	$—	$8,438
Obligations of U.S. government-sponsored enterprises	—	42,601	—	42,601
Obligations of states and political subdivisions	—	1,728	—	1,728
Corporate bonds	—	4,854	—	4,854
Mutual funds	23,932	—	—	23,932
Total plan assets	$32,370	$49,183	$—	$81,553

(Dollars in thousands)	Fair Value Measurements Using			Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,532	$—	$—	$7,532
Obligations of U.S. government-sponsored enterprises	—	47,485	—	47,485
Obligations of states and political subdivisions	—	2,233	—	2,233
Corporate bonds	—	6,636	—	6,636
Common stocks	16,565	—	—	16,565
Mutual funds	22,596	—	—	22,596
Total plan assets	$46,693	$56,354	$—	$103,047

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

Notes to Consolidated Financial Statements – (continued)

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2022 and 2021, the qualified pension plan did not have any securities in the Level 3 category.

The following table presents the asset allocations of the qualified pension plan, by asset category:

December 31,	2022	2021
Asset Category:
Cash and cash equivalents	10.3%	7.3%
Fixed income securities (1)	60.3	54.7
Equity securities (2)	29.4	38.0
Total	100.0%	100.0%
(1)Includes obligations of U.S. government agencies and U.S. government-sponsored enterprises, obligations of states and political subdivisions and corporate bonds.
(2)Includes mutual funds at December 31, 2022 and common stocks and mutual funds at December 31, 2021.

The assets of the qualified defined benefit pension plan trust are managed to ensure that all present and future benefit obligations are met as they come due.  It seeks to achieve this goal while trying to mitigate volatility in plan funded status, contributions and expense by aligning the characteristics of the plan assets to that of the plan liabilities. The qualified pension plan is well-funded and will become frozen at December 31, 2023, at which point all future benefit accruals will cease. Our investment approach takes these factors into consideration, and as such we have been increasing our allocation to lower-risk fixed income securities and reducing our allocation to higher-risk equity securities.

Cash inflow is typically composed of investment income from portfolio holdings and employer contributions, while cash outflow is for the purpose of paying plan benefits and certain plan expenses.  As early as possible each year, the trustee is advised of the projected schedule of employer contributions and estimations of benefit payments.

Cash Flows
Contributions
The Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation does not expect to make a contribution to the qualified pension plan in 2023.  In addition, the Corporation expects to contribute $904 thousand in benefit payments to the non-qualified retirement plans in 2023.

Estimated Future Benefit Payments
The following table presents the benefit payments, which reflect expected future service, as appropriate, expected to be paid:

(Dollars in thousands)		Qualified Pension Plan	Non-Qualified Retirement Plans
Years ending December 31,	2023	$2,870	$904
	2024	3,243	892
	2025	3,553	899
	2026	3,888	935
	2027	4,169	951
	2028 and thereafter	23,832	4,870

401(k) Plan
The Corporation’s 401(k) Plan provides a match up to a maximum of 3% of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, receive a non-elective employer contribution of 4% of compensation.  Total employer matching contributions under this plan amounted to $3.2 million, $3.0 million and $2.8 million in 2022, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements – (continued)
Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $18.7 million and $21.2 million, respectively, at December 31, 2022 and 2021, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets in the Consolidated Balance Sheets.

Note 17 - Share-Based Compensation Arrangements
The Corporation’s equity compensation plans include the 2003 Stock Incentive Plan, the 2013 Stock Option and Incentive Plan and the 2022 Long Term Incentive Plan, which have been approved by the Corporation’s Board of Directors and shareholders. Following shareholder approval of the 2022 Long Term Incentive Plan on April 26, 2022, awards are being granted only from the 2022 Long Term Incentive Plan.

The maximum number of shares of common stock that may be issued under the 2022 Long Term Incentive Plan is 600,000 and is subject to adjustment in accordance with the terms of this plan. The types of permitted equity awards under the 2022 Long Term Incentive Plan include stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights.

See Item 12 for additional information regarding the equity compensation plans.

Reserved Shares
As of December 31, 2022, a total of 1,438,109 common stock shares were reserved for issuance under the 2003 Stock Incentive Plan, 2013 Stock Option and Incentive Plan and 2022 Long Term Incentive Plan.

Share-based Compensation Expense
The following table presents share-based compensation expense and the related income tax benefits recognized in the Consolidated Statements of Income for stock options, restricted stock units and performance share units:

(Dollars in thousands)
Years ended December 31,	2022	2021	2020
Share-based compensation expense	$3,247	$3,316	$3,766
Related income tax benefits (1)	$857	$978	$801
(1)Includes $78 thousand and $182 thousand, respectively, of excess tax benefits recognized upon the settlement of share-based compensation awards in 2022 and 2021. Includes $103 thousand of excess tax expenses recognized upon the settlement of share-based compensation awards in 2020.

As of December 31, 2022, there was $5.1 million of total unrecognized compensation cost related to share-based compensation arrangements, including stock options, restricted stock units and performance share units granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.9 years.

Stock Options
The exercise price of each stock option may not be less than the fair market value of the Bancorp’s common stock on the date of grant, and options shall have a term of no more than ten years. Stock options are designated as either non-qualified or incentive stock options. For the years ended 2022, 2021 and 2020, all stock options granted by the Corporation were designated as non-qualified stock options.

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

Notes to Consolidated Financial Statements – (continued)
The following presents the assumptions used in determining the grant date fair value of the stock option awards granted to certain key employees:

	2022	2021	2020
Options granted	57,700	53,700	81,530
Cliff vesting period (years)	3	3	3
Expected term (years)	6.5	6.5	6.5
Expected dividend yield	3.90%	3.80%	3.69%
Weighted average expected volatility	31.67%	31.50%	29.89%
Weighted average risk-free interest rate	4.15%	1.41%	0.46%
Weighted average grant-date fair value	$12.01	$11.10	$5.75

The following table presents a summary of stock options outstanding as of and for the year ended December 31, 2022:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Beginning of period	322,140	$45.95
Granted	57,700	48.50
Exercised	(7,950)	30.67
Forfeited or expired	—	—
End of period	371,890	$46.67	6.95	$1,514
Options exercisable at end of period	186,640	$49.54	5.20	$410

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

The following table presents additional information concerning options outstanding and options exercisable at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$30.01 to $40.00	98,998	6.32	33.17	25,148	35.92
$40.01 to $50.00	135,006	7.68	47.45	77,306	46.67
$50.01 to $60.00	137,886	6.69	55.60	84,186	56.24
Total	371,890	6.95	$46.67	186,640	$49.54

The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $142 thousand, $897 thousand and $46 thousand, respectively.

Restricted Stock Units
In 2022, 2021 and 2020, the Corporation granted to directors and certain key employees 21,467, 19,185 and 27,385 restricted stock units, respectively, with 3-year cliff vesting.

Notes to Consolidated Financial Statements – (continued)
The following table presents a summary of restricted stock units as of and for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	66,285	$45.41
Granted	21,467	50.03
Vested	(22,416)	49.52
Forfeited	(24)	52.18
End of period	65,312	$45.51

Performance Share Units
The Corporation granted performance share units to certain key employees providing the opportunity to earn shares of common stock over a 3-year to 5-year performance period. The number of shares to be vested will be contingent upon the Corporation’s attainment of certain performance measures as detailed in the performance share unit award agreements.

The following table presents a summary of outstanding performance share units as of December 31, 2022:

		Grant Date Fair Value per Share	Weighted Average Current Performance Assumption	Expected Number of Shares
Performance share units awarded in:	2022	$59.31	130%	39,676
	2021	46.15	120%	43,848
	2020	34.22	120%	56,256
	2018	54.25	124%	5,158
Total				144,938

The following table presents a summary of performance share units as of and for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of period	159,572	$43.09
Granted (1)	21,379	59.31
Vested	(34,573)	52.87
Forfeited	(1,440)	52.18
End of period	144,938	$45.41
(1)The number of shares include adjustments made to performance measure estimates on outstanding awards that have not yet vested. The weighted average grant date fair value pertains only to awards granted during the year.

Notes to Consolidated Financial Statements – (continued)
Note 18 - Business Segments
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

The following tables present the statement of operations and total assets for Washington Trust’s reportable business segments.

(Dollars in thousands)
Year ended December 31, 2022	Commercial Banking	Wealth Management Services	Consolidated Total
Net interest income (expense)	$156,040	($50)	$155,990
Provision for credit losses	(1,300)	—	(1,300)
Net interest income (expense) after provision for credit losses	157,340	(50)	157,290
Noninterest income	23,088	39,514	62,602
Noninterest expenses:
Depreciation and amortization expense	2,948	1,377	4,325
Other noninterest expenses	94,025	30,372	124,397
Total noninterest expenses	96,973	31,749	128,722
Income before income taxes	83,455	7,715	91,170
Income tax expense	17,557	1,932	19,489
Net income	$65,898	$5,783	$71,681

Total assets at period end	$6,585,310	$74,741	$6,660,051
Expenditures for long-lived assets	5,475	664	6,139

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2021	Commercial Banking	Wealth Management Services	Consolidated Total
Net interest income (expense)	$141,493	($58)	$141,435
Provision for credit losses	(4,822)	—	(4,822)
Net interest income (expense) after provision for credit losses	146,315	(58)	146,257
Noninterest income	44,748	42,646	87,394
Noninterest expenses:
Depreciation and amortization expense	2,827	1,474	4,301
Other noninterest expenses	101,029	30,134	131,163
Total noninterest expenses	103,856	31,608	135,464
Income before income taxes	87,207	10,980	98,187
Income tax expense	18,575	2,742	21,317
Net income	$68,632	$8,238	$76,870

Total assets at period end	$5,776,754	$74,373	$5,851,127
Expenditures for long-lived assets	3,246	244	3,490

(Dollars in thousands)
Year ended December 31, 2020	Commercial Banking	Wealth Management Services	Consolidated Total
Net interest income (expense)	$127,545	($101)	$127,444
Provision for credit losses	12,342	—	12,342
Net interest income (expense) after provision for credit losses	115,203	(101)	115,102
Noninterest income	63,612	35,830	99,442
Noninterest expenses:
Depreciation and amortization expense	2,573	1,517	4,090
Other noninterest expenses	91,555	29,739	121,294
Total noninterest expenses	94,128	31,256	125,384
Income before income taxes	84,687	4,473	89,160
Income tax expense	17,989	1,342	19,331
Net income	$66,698	$3,131	$69,829

Total assets at period end	$5,639,669	$73,500	$5,713,169
Expenditures for long-lived assets	3,125	281	3,406

Notes to Consolidated Financial Statements – (continued)
Note 19 - Other Comprehensive Income (Loss)
The following tables present the activity in other comprehensive income (loss):

(Dollars in thousands)
Year ended December 31, 2022	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	($163,471)	$39,233	($124,238)
Cash Flow Hedges:
Changes in fair value of cash flow hedges	(27,344)	6,563	(20,781)
Net cash flow hedge losses reclassified into earnings (1)	2,828	(679)	2,149
Net change in the fair value of cash flow hedges	(24,516)	5,884	(18,632)
Defined Benefit Plan Obligations:
Defined benefit plan obligation adjustment	4,934	(1,184)	3,750
Amortization of net actuarial losses (2)	1,712	(411)	1,301
Net change in defined benefit plan obligations	6,646	(1,595)	5,051
Total other comprehensive loss	($181,341)	$43,522	($137,819)
(1)The pre-tax amounts reclassified into earnings in the Consolidated Statements of Income include a $2.8 million reduction in interest and fees on loans and a $70 thousand increase in FHLB interest expense.
(2)The pre-tax amount presented above is included in other expenses in the Consolidated Statements of Income.

(Dollars in thousands)
Year ended December 31, 2021	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	($21,942)	$5,266	($16,676)
Cash Flow Hedges:
Changes in fair value of cash flow hedges	(3,067)	736	(2,331)
Net cash flow hedge gains reclassified into earnings (1)	(310)	75	(235)
Net change in the fair value of cash flow hedges	(3,377)	811	(2,566)
Defined Benefit Plan Obligations:
Defined benefit plan obligation adjustment	5,908	(1,417)	4,491
Amortization of net actuarial losses (2)	2,844	(683)	2,161
Net change in defined benefit plan obligations	8,752	(2,100)	6,652
Total other comprehensive loss	($16,567)	$3,977	($12,590)
(1)The pre-tax amounts reclassified into earnings in the Consolidated Statements of Income include a $1.5 million increase in interest and fees on loans and a $1.1 million increase in FHLB interest expense.
(2)The pre-tax amount presented above is included in other expenses in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)
Year ended December 31, 2020	Pre-tax Amounts	Income Tax (Expense)Benefit	Net of Tax
Available for Sale Debt Securities:
Changes in fair value of available for sale debt securities	$8,784	($2,129)	$6,655
Cash Flow Hedges:
Changes in fair value of cash flow hedges	(2,003)	482	(1,521)
Net cash flow hedge losses reclassified into earnings (1)	1,136	(269)	867
Net change in the fair value of cash flow hedges	(867)	213	(654)
Defined Benefit Plan Obligations:
Defined benefit plan obligation adjustment	(5,093)	1,197	(3,896)
Amortization of net actuarial losses (2)	2,141	(400)	1,741
Net change in defined benefit plan obligations	(2,952)	797	(2,155)
Total other comprehensive income	$4,965	($1,119)	$3,846
(1)The pre-tax amounts reclassified into earnings in the Consolidated Statements of Income include a $203 thousand reduction in interest and fees on loans, $817 thousand increase in FHLB interest expense and a $116 thousand increase in junior subordinated debentures interest expense.
(2)The pre-tax amount presented above is included in other expenses in the Consolidated Statements of Income.

The following tables present the changes in AOCI (AOCL) by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)
Other comprehensive (loss) income before reclassifications	(124,238)	(20,781)	3,750	(141,269)
Amounts reclassified from accumulated other comprehensive income	—	2,149	1,301	3,450
Net other comprehensive (loss) income	(124,238)	(18,632)	5,051	(137,819)
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)

(Dollars in thousands)	Net Unrealized Gains (Losses) on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)
Other comprehensive (loss) income before reclassifications	(16,676)	(2,331)	4,491	(14,516)
Amounts reclassified from accumulated other comprehensive income	—	(235)	2,161	1,926
Net other comprehensive (loss) income	(16,676)	(2,566)	6,652	(12,590)
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)

Notes to Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Gains on Available for Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
Balance at December 31, 2019	$3,226	($793)	($13,670)	($11,237)
Other comprehensive income (loss) before reclassifications	6,655	(1,521)	(3,896)	1,238
Amounts reclassified from accumulated other comprehensive income	—	867	1,741	2,608
Net other comprehensive income (loss)	6,655	(654)	(2,155)	3,846
Balance at December 31, 2020	$9,881	($1,447)	($15,825)	($7,391)

Note 20 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2022	2021	2020
Earnings per basic and diluted earnings per common share:
Net income	$71,681	$76,870	$69,829
Less: dividends and undistributed earnings allocated to participating securities	(202)	(223)	(152)
Net income available to common shareholders	$71,479	$76,647	$69,677

Shares:
Weighted average common shares outstanding	17,246	17,310	17,282
Dilutive effect of common stock equivalents	135	145	120
Weighted average diluted common shares outstanding	17,381	17,455	17,402

Earnings per common share:
Basic earnings per common share	$4.14	$4.43	$4.03
Diluted earnings per common share	$4.11	$4.39	$4.00

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 149,742, 100,150 and 223,506, respectively, for the years ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements – (continued)
Note 21 - Commitments and Contingencies
Financial Instruments with Off-Balance Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, mortgage loan commitments, loan related derivative contracts and interest rate risk management contracts.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At December 31, 2022 and 2021, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

Interest Rate Risk Management Contracts
The Corporation’s interest rate risk management contracts consist of interest rate swap agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount. The credit risk associated with these transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy.

Notes to Consolidated Financial Statements – (continued)
The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)
December 31,	2022	2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,308,873	$1,006,620
Standby letters of credit	9,028	11,844
Financial instruments whose notional amounts exceed the amount of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	12,201	49,800
Forward sale commitments	23,150	103,626
Loan related derivative contracts:
Interest rate contracts with customers	935,099	1,022,388
Mirror interest rate contracts with counterparties	935,099	1,022,388
Risk participation-in agreements	221,247	163,207
Interest rate risk management contracts:
Interest rate swaps	320,000	320,000

See Note 9 for additional disclosure pertaining to derivative financial instruments.

ACL on Unfunded Commitments
The ACL on unfunded commitments is management’s estimate of expected lifetime credit losses over the expected contractual term in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. Unfunded commitments for home equity lines of credit and commercial demand loans are considered unconditionally cancellable for regulatory capital purposes and, therefore, are excluded from the calculation to estimate the ACL on unfunded commitments. For each portfolio, estimated loss rates and funding factors are applied to the corresponding balance of unfunded commitments. The estimated loss rates applied to unfunded commitments are the same quantitative and qualitative loss rates applied to the corresponding on-balance sheet amounts in determining the ACL on loans. The estimated funding factor applied to unfunded commitments represents the likelihood that the funding will occur and is based upon the Corporation’s average historical utilization rate for each portfolio.

The activity in the ACL on unfunded commitments for the year ended December 31, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,267	$816	$2,083	$62	$—	$16	$16	$2,161
Provision	(31)	172	141	(12)	—	—	—	129
Ending Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290

The activity in the ACL on unfunded commitments for the year ended December 31, 2021 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$907	$1,402	$2,309	$54	$—	$19	$19	$2,382
Provision	360	(586)	(226)	8	—	(3)	(3)	(221)
Ending Balance	$1,267	$816	$2,083	$62	$—	$16	$16	$2,161

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

In the case of a repurchase, the Corporation will bear any subsequent credit loss on the residential real estate mortgage loan. Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  As of December 31, 2022 and 2021, the carrying value of loans repurchased due to representation and warranty claims was $1.0 million and $1.4 million, respectively. Washington Trust has recorded a reserve for its exposure to losses for premium recapture and the obligation to indemnify or repurchase previously sold residential real estate mortgage loans.  The reserve balance amounted to $265 thousand and $275 thousand at December 31, 2022 and 2021, respectively, and is included in other liabilities in the Consolidated Balance Sheets. Any change in the estimate is recorded in mortgage banking revenues in the Consolidated Statements of Income.

Note 22 - Parent Company Financial Statements
The following tables present parent company only financial statements of the Bancorp, reflecting the investment in the Bank on the equity basis of accounting.  The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2022	2021
Assets:
Cash on deposit with bank subsidiary	$15,557	$8,290
Investment in subsidiaries at equity value:
Bank	458,750	573,757
Non-bank	685	1,850
Dividends receivable from bank subsidiary	10,578	12,964
Other assets	1,293	747
Total assets	$486,863	$597,608
Liabilities:
Junior subordinated debentures	$22,681	$22,681
Dividends payable	10,349	10,048
Other liabilities	164	71
Total liabilities	33,194	32,800
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,182,753 shares outstanding at December 31, 2022 and 17,363,457 shares issued and 17,330,818 shares outstanding at December 31, 2021	1,085	1,085
Paid-in capital	127,056	126,511
Retained earnings	492,043	458,310
Accumulated other comprehensive loss	(157,800)	(19,981)
Treasury stock, at cost; 180,704 shares at December 31, 2022 and 32,639 shares at December 31, 2021	(8,715)	(1,117)
Total shareholders’ equity	453,669	564,808
Total liabilities and shareholders’ equity	$486,863	$597,608

Notes to Consolidated Financial Statements – (continued)

Statements of Income	(Dollars in thousands)
Years ended December 31,	2022	2021	2020
Income:
Dividends from subsidiaries:
Bank	$53,240	$45,732	$43,139
Non-bank	20	11	17
Other income (losses)	—	(102)	—
Total income	53,260	45,641	43,156
Expenses:
Interest on junior subordinated debentures	739	370	641
Other expenses	591	622	559
Total expenses	1,330	992	1,200
Income before income taxes	51,930	44,649	41,956
Income tax benefit	273	230	248
Income before equity in undistributed earnings (losses) of subsidiaries	52,203	44,879	42,204
Equity in undistributed earnings (losses) of subsidiaries:
Bank	19,565	32,045	27,603
Non-bank	(87)	(54)	22
Net income	$71,681	$76,870	$69,829

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net income	$71,681	$76,870	$69,829
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries:
Bank	(19,565)	(32,045)	(27,603)
Non-bank	87	54	(22)
Tax benefit (expense) from stock option exercises and other equity awards	78	182	(103)
Deferred income tax benefit	5	(24)	—
Increase in dividend receivable	2,386	(1,128)	(2,261)
(Increase) decrease in other assets	(175)	50	109
Increase (decrease) in accrued expenses and other liabilities	93	31	(31)
Other, net	(97)	(182)	193
Net cash provided by operating activities	54,493	43,808	40,111
Cash flows from investing activities:
Repayment of equity investment in subsidiary	1,096	—	—
Purchases of other equity investments, net	(375)	(650)	—
Net cash used in investing activities	721	(650)	—
Cash flows from financing activities:
Treasury stock purchased	(9,479)	—	(4,322)
Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(821)	(177)	(470)
Cash dividends paid	(37,647)	(36,349)	(35,499)
Net cash used in financing activities	(47,947)	(36,526)	(40,291)
Net increase (decrease) in cash	7,267	6,632	(180)
Cash at beginning of year	8,290	1,658	1,838
Cash at end of year	$15,557	$8,290	$1,658

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2022.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Corporation's internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Corporation's management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report using the criteria described in Internal Control-Integrated Framework (2013) issued by COSO. In addition, the effectiveness of the Corporation's internal control over financial reporting as of the end of the period covered by this report has been audited by Crowe LLP, an independent registered public accounting firm.

There has been no change in our internal controls over financial reporting during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Investor Relations section of the Corporation’s website at https://ir.washtrust.com, under the caption Corporate Governance.

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2022 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 2003 Stock Incentive Plan, 2013 Stock Option and Incentive Plan and 2022 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	914,124 (3)	$46.67 (4)	523,985 (5)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	914,124	$46.67	523,985
(1)Does not include any shares already reflected in the Bancorp’s outstanding shares.
(2)Consists of the 2003 Stock Incentive Plan, 2013 Stock Option and Incentive Plan and 2022 Long Term Incentive Plan. Under the 2013 Stock Option and Incentive Plan, the grant of any full value award (an award other than an option or a stock appreciation award) shall be deemed, for the purposes of determining the number of shares of stock available for issuance, as an award of 1.85 shares of stock for each such share subject to the award.
(3)For performance share awards, amounts included represent the maximum amount of performance shares that could be issued under existing awards.  The actual shares issued may differ based on the attainment of performance goals.
(4)Reflects the weighted average exercise price of outstanding stock options granted under the 2003 Stock Incentive Plan, 2013 Stock Option and Incentive Plan and 2022 Long Term Incentive Plan. Other award types do not have an exercise price and therefore, are not included.
(5)Consists of the 2022 Long Term Incentive Plan only, as there are no securities available for future grants under the 2003 Stock Incentive Plan or 2013 Stock Option and Incentive Plan.

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

	3.	Exhibits. The following exhibits are included as part of this Form 10-K.
(b)	See (a) 3. above for all exhibits filed herewith and the Exhibit Index.
(c)	Financial Statement Schedules. None.

Exhibit Index

Exhibit Number
3.1	Restated Articles of Incorporation of the Registrant – Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)
3.2	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
3.3	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2016. (1)
3.4	Amendment to Restated Articles of Incorporation - Filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q dated May 6, 2021. (1)
3.5	Amended and Restated By-Laws of the Registrant - Filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1)
4.1	Description of Equity Securities Registered Under Section 12 of the Exchange Act - Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. (1)
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
10.8
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.9
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.10
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.11
Form of Incentive Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.12
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.13
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for non-employee directors – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.14
Form of Restricted Stock Unit Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. (1) (2)

10.15
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (1) (2)

10.16
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. (1) (2)

10.17
Form of Nonqualified Stock Option Certificate and Statement of Terms and Conditions under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.18
Form of Restricted Stock Unit Certificate under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan for employees – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.19
Form of Performance Share Unit Award Agreement under the Washington Trust Bancorp, Inc. 2013 Stock Option and Incentive Plan – Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.20
2022 Long Term Incentive Plan - Filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-264484), as filed with the Securities and Exchange Commission on April 26, 2022. (1) (2)

10.21
Form of Non-qualified Stock Option Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (1) (2)

10.22
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-264484) filed with the Securities and Exchange Commission on April 26, 2022. (1) (2)

10.23
Form of Restricted Stock Unit Award Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (1) (2)

10.24	Form of Performance Restricted Stock Unit Award Agreement for Employees under the Washington Trust Bancorp, Inc. 2022 Long Term Incentive Plan - Filed herewith. (2)
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

10.47	Amended and Restated Annual Performance Plan, dated December 13, 2021 - Filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)
10.48
Amended and Restated Wealth Management Business Building Incentive Plan, dated January 24, 2022 - Filed as Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)

10.49	Retail Lending Growth Incentive Plan, dated March 15, 2021 - Filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)
10.50	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (1) (2)
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

10.54
Form of First Amendment to Change in Control Agreement – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2014. (1) (2)

10.55	Form of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.56	Terms of Amended and Restated Change in Control Agreement – Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (1) (2)
10.57
Terms of Amended and Restated Change in Control with an executive officer, dated June 1, 2015 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. (1) (2)

10.58
Form and terms of Split-Dollar Agreement with certain executive officers – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. (1) (2)

10.59
Terms of Amended and Restated Change in Control with certain executive officers, dated September 22, 2016 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (1) (2)

10.60
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

10.64	Terms of Amended and Restated Change in Control Agreement - Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. (1) (2)
10.65
Terms of Performance Share Unit Award Agreement with certain executive officers, dated March 16, 2020 - Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (1) (2)

10.66
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 25, 2021 - Filed as Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. (1) (2)

10.67
Terms of Performance Share Unit Award Agreement with certain executive officers, dated January 24, 2022 - Filed as Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (1) (2)

10.68	Terms of Performance Restricted Stock Unit Agreement with certain executive officers, dated January 24, 2023 - Filed herewith. (2)
21.1	Subsidiaries of the Registrant – Filed herewith.
23.1	Consent of Crowe LLP – Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Filed herewith.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	February 23, 2023	By	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer (principal executive officer)

Date:	February 23, 2023	By	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	February 23, 2023	By	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2023	/s/ John J. Bowen
John J. Bowen, Director

Date:	February 23, 2023	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	February 23, 2023	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	February 23, 2023	/s/ Joseph P. Gencarella
Joseph P. Gencarella, Director

Date:	February 23, 2023	/s/ Mark K.W. Gim
Mark K.W. Gim, Director

Date:	February 23, 2023	/s/ Edward O. Handy III
Edward O. Handy III, Director

Date:	February 23, 2023	/s/ Constance A. Howes
Constance A. Howes, Director

Date:	February 23, 2023	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	February 23, 2023	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	February 23, 2023	/s/ Sandra Parrillo
Sandra Parrillo, Director

Date:	February 23, 2023	/s/ John T. Ruggieri
John T. Ruggieri, Director

Date:	February 23, 2023	/s/ Edwin J. Santos
Edwin J. Santos, Director

Date:	February 23, 2023	/s/ Lisa M. Stanton
Lisa M. Stanton, Director