Form 10-Q
period 2023-03-31
WASHINGTON TRUST BANCORP INC
filed 2023-05-04
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	March 31, 2023	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of April 30, 2023 was 17,019,236.

Glossary of Acronyms and Terms
The following is a list of acronyms and terms that are used throughout this Quarterly Report on Form 10-Q:

2023 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing January 1, 2023
ACL	Allowance for credit losses
ALCO	Asset/Liability Committee
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BOLI	Bank-owned life insurance
C&I	Commercial and industrial
CDARS	Certificate of Deposit Account Registry Service
Corporation	The Bancorp and its subsidiaries
CRE	Commercial real estate
DCF	Discounted cash flow
DDM	Demand Deposit Marketplace
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston
FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
ICS	Insured Cash Sweep
LTV	Loan to value
NIM	Net interest margin
OREO	Property acquired through foreclosure or repossession
PPP	Paycheck Protection Program
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
TLM	Troubled loan modification
Washington Trust	The Bancorp and its subsidiaries

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	March 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$134,989	$115,492
Short-term investments	3,291	2,930
Mortgage loans held for sale, at fair value	7,445	8,987
Available for sale debt securities, at fair value (amortized cost of $1,209,794, net of allowance for credit losses on securities of $0 at March 31, 2023; and amortized cost of $1,166,340; net of allowance for credit losses on securities of $0 at December 31, 2022)	1,054,747	993,928
Federal Home Loan Bank stock, at cost	42,501	43,463
Loans:
Total loans	5,227,969	5,110,139
Less: allowance for credit losses on loans	38,780	38,027
Net loans	5,189,189	5,072,112
Premises and equipment, net	31,719	31,550
Operating lease right-of-use assets	26,170	27,156
Investment in bank-owned life insurance	101,782	102,182
Goodwill	63,909	63,909
Identifiable intangible assets, net	4,342	4,554
Other assets	199,098	193,788
Total assets	$6,859,182	$6,660,051
Liabilities:
Deposits:
Noninterest-bearing deposits	$829,763	$858,953
Interest-bearing deposits	4,438,751	4,160,009
Total deposits	5,268,514	5,018,962
Federal Home Loan Bank advances	925,000	980,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	28,622	29,558
Other liabilities	149,382	155,181
Total liabilities	6,394,199	6,206,382
Commitments and contingencies (Note 16)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 16,985,872 shares outstanding at March 31, 2023 and 17,363,457 shares issued and 17,182,753 shares outstanding at December 31, 2022	1,085	1,085
Paid-in capital	127,734	127,056
Retained earnings	495,231	492,043
Accumulated other comprehensive loss	(141,760)	(157,800)
Treasury stock, at cost; 377,585 shares at March 31, 2023 and 180,704 shares at December 31, 2022	(17,307)	(8,715)
Total shareholders’ equity	464,983	453,669
Total liabilities and shareholders’ equity	$6,859,182	$6,660,051
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,	2023	2022
	Interest income:
	Interest and fees on loans	$59,749	$33,930
	Interest on mortgage loans held for sale	152	232
	Taxable interest on debt securities	7,194	4,230
	Dividends on Federal Home Loan Bank stock	597	67
	Other interest income	1,070	78
	Total interest and dividend income	68,762	38,537
	Interest expense:
	Deposits	19,589	3,103
	Federal Home Loan Bank advances	11,626	244
	Junior subordinated debentures	354	99
	Total interest expense	31,569	3,446
	Net interest income	37,193	35,091
	Provision for credit losses	800	100
	Net interest income after provision for credit losses	36,393	34,991
	Noninterest income:
	Wealth management revenues	8,663	10,531
	Mortgage banking revenues	1,245	3,501
	Card interchange fees	1,132	1,164
	Service charges on deposit accounts	777	668
	Loan related derivative income	(51)	301
	Income from bank-owned life insurance	1,165	601
	Other income	352	393
	Total noninterest income	13,283	17,159
	Noninterest expense:
	Salaries and employee benefits	21,784	21,002
	Outsourced services	3,496	3,242
	Net occupancy	2,437	2,300
	Equipment	1,028	918
	Legal, audit and professional fees	896	770
	FDIC deposit insurance costs	872	366
	Advertising and promotion	408	351
	Amortization of intangibles	212	217
	Other expenses	2,431	2,053
	Total noninterest expense	33,564	31,219
	Income before income taxes	16,112	20,931
	Income tax expense	3,300	4,448
	Net income	$12,812	$16,483

	Net income available to common shareholders	$12,783	$16,429
	Weighted average common shares outstanding - basic	17,074	17,331
	Weighted average common shares outstanding - diluted	17,170	17,482
Per share information:	Basic earnings per common share	$0.75	$0.95
	Diluted earnings per common share	$0.74	$0.94
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(Dollars in thousands)

Three months ended March 31,	2023	2022
Net income	$12,812	$16,483
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	13,198	(49,460)
Net change in fair value of cash flow hedges	2,797	(10,335)
Net change in defined benefit plan obligations	45	325
Total other comprehensive income (loss), net of tax	16,040	(59,470)
Total comprehensive income (loss)	$28,852	($42,987)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended March 31, 2023	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2022	17,183	$1,085	$127,056	$492,043	($157,800)	($8,715)	$453,669
Net income	—	—	—	12,812	—	—	12,812
Total other comprehensive income, net of tax	—	—	—	—	16,040	—	16,040
Cash dividends declared ($0.56 per share)	—	—	—	(9,624)	—	—	(9,624)
Share-based compensation	—	—	858	—	—	—	858
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	3	—	(180)	—	—	149	(31)
Treasury stock purchased under 2023 Repurchase Program	(200)	—	—	—	—	(8,741)	(8,741)
Balance at March 31, 2023	16,986	$1,085	$127,734	$495,231	($141,760)	($17,307)	$464,983

For the three months ended March 31, 2022	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	17,331	$1,085	$126,511	$458,310	($19,981)	($1,117)	$564,808
Net income	—	—	—	16,483	—	—	16,483
Total other comprehensive loss, net of tax	—	—	—	—	(59,470)	—	(59,470)
Cash dividends declared ($0.54 per share)	—	—	—	(9,498)	—	—	(9,498)
Share-based compensation	—	—	888	—	—	—	888
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	1	—	(44)	—	—	25	(19)
Balance at March 31, 2022	17,332	$1,085	$127,355	$465,295	($79,451)	($1,092)	$513,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Three months ended March 31,	2023	2022
	Cash flows from operating activities:
	Net income	$12,812	$16,483
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	800	100
	Depreciation of premises and equipment	975	838
	Net amortization of premiums and discounts on debt securities and loans	324	966
	Amortization of intangibles	212	217
	Share-based compensation	858	888
	Tax (expense) benefit from stock option exercises and other equity awards	(1)	10
	Income from bank-owned life insurance	(1,165)	(601)
	Net gains on loan sales, including changes in fair value	(662)	(3,085)
	Proceeds from sales of loans, net	25,378	122,165
	Loans originated for sale	(23,394)	(95,644)
	Decrease (increase) in operating lease right-of-use assets	986	(2,124)
	(Decrease) increase in operating lease liabilities	(936)	2,160
	(Increase) decrease in other assets	(4,917)	21,289
	Decrease in other liabilities	(176)	(25,100)
	Net cash provided by operating activities	11,094	38,562
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(39,966)	(74,919)
	Available for sale debt securities: Other	(20,221)	(250)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	16,136	43,334
	Available for sale debt securities: Other	250	—
	Net redemptions of Federal Home Loan Bank stock	962	4,579
Purchases of other equity investments, net		—	(188)
	Net increase in loans	(116,609)	(8,700)
	Purchases of loans	(1,709)	(465)
	Purchases of premises and equipment	(1,144)	(834)
	Proceeds from bank-owned life insurance	1,566	—
	Equity investments in real estate limited partnerships	(6,632)	—
	Net cash used in investing activities	(167,367)	(37,443)
	Cash flows from financing activities:
	Net increase in deposits	249,552	147,899
	Proceeds from Federal Home Loan Bank advances	1,005,000	197,000
	Repayments of Federal Home Loan Bank advances	(1,060,000)	(287,000)
	Purchases of treasury stock	(8,741)	—
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(31)	(19)
	Cash dividends paid	(9,649)	(9,396)
	Net cash provided by financing activities	176,131	48,484
	Net increase in cash and cash equivalents	19,858	49,603
	Cash and cash equivalents at beginning of period	118,422	178,493
	Cash and cash equivalents at end of period	$138,280	$228,096

	Noncash Activities:
	Loans charged-off	$61	$36
	Loans transferred to property acquired through foreclosure or repossession	683	—
	Commitment for equity investments in real estate limited partnerships	1,728	—
	Supplemental Disclosures:
	Interest payments	$27,585	$3,458
	Income tax payments	936	931
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

Basis of Presentation
The accounting and reporting policies of the Washington Trust conform to GAAP and to general practices of the banking industry. The Unaudited Consolidated Financial Statements of the Corporation presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included. Interim results are not necessarily indicative of the results of the entire year. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The Unaudited Consolidated Financial Statements include the accounts of the Bancorp and its wholly-owned subsidiaries, except subsidiaries that are not deemed necessary to be consolidated.  Intercompany balances and transactions have been eliminated in consolidation.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. These capital trusts are variable interest entities in which the Bancorp is not the primary beneficiary and, therefore, are not consolidated. The capital trusts’ only assets are junior subordinated debentures issued by the Bancorp, which were acquired by the capital trusts using the proceeds from the issuance of the trust preferred securities and common stock. The Bancorp’s equity interest in the capital trusts, which is classified in other assets, and the junior subordinated debentures are included in the Unaudited Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is included in the Unaudited Consolidated Statements of Income.

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

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2023
Financial Instruments - Credit Losses - ASC 326
ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), was issued in March 2022 to provide updates on the accounting treatment for TDRs and related disclosures requirements, as well as modifying the disclosure requirement associated with the existing credit quality indicators “vintage” disclosure. With respect to TDRs, ASU 2022-02 eliminates the recognition and measurement guidance for TDRs under current GAAP and instead requires that the Corporation evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with the current GAAP treatment for other loan modifications. In addition, ASU 2022-02 eliminates existing disclosure requirements on TDRs and replaces with enhanced disclosure requirements related to certain loan modifications made to borrowers experiencing financial difficulty. ASU 2022-02 also provides an update to the existing credit quality indicators “vintage” tabular disclosure requiring current period gross write-offs to be disclosed by year of origination for each loan segment. The provisions of ASU 2022-02 were effective January 1, 2023 and the Corporation adopted the provisions on a prospective basis. Historical disclosures on TDRs were removed from this report in accordance with the provisions of this ASU. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Business Combinations - ASC 805
ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), was issued in October 2021 to clarify the accounting for contract cost assets and contract liabilities acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. The provisions of ASU 2021-08 clarify that contract cost assets and contract liabilities acquired in a business combination should be accounted for in accordance with ASC 606, as if the acquirer had originated the contracts. The provisions of ASU 2021-08 were effective January 1, 2023 and the Corporation adopted the provisions on a prospective basis. The adoption of ASU 2021-08 did not have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Pending Adoption
There were no new accounting standards issued in 2023 that are applicable to the Corporation and pending adoption.

Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
March 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$250,952	$—	($28,288)	$—	$222,664
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	936,280	352	(124,762)	—	811,870
Individual name issuer trust preferred debt securities	9,390	—	(690)	—	8,700
Corporate bonds	13,172	—	(1,659)	—	11,513
Total available for sale debt securities	$1,209,794	$352	($155,399)	$—	$1,054,747

(Dollars in thousands)
December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$231,203	$1	($31,622)	$—	$199,582
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	912,581	269	(138,748)	—	774,102
Individual name issuer trust preferred debt securities	9,387	—	(627)	—	8,760
Corporate bonds	13,169	—	(1,685)	—	11,484
Total available for sale debt securities	$1,166,340	$270	($172,682)	$—	$993,928

Accrued interest receivable on available for sale debt securities totaled $3.1 million as of both March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, securities with a fair value of $306.6 million and $294.8 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits and for other purposes. See Note 9 for additional disclosure on FHLB borrowings.

The schedule of maturities of available for sale debt securities is presented below. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other debt securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
March 31, 2023	Amortized Cost	Fair Value
Due in one year or less	$106,939	$92,740
Due after one year to five years	464,167	405,495
Due after five years to ten years	381,590	333,522
Due after ten years	257,098	222,990
Total debt securities	$1,209,794	$1,054,747

Included in the above table are debt securities with an amortized cost balance of $273.0 million and a fair value of $242.4 million at March 31, 2023 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 1 year to 14 years, with call features ranging from 1 month to 16 months.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
March 31, 2023	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$49,449	($551)	19	$173,215	($27,737)	23	$222,664	($28,288)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	44	180,541	(5,539)	121	618,269	(119,223)	165	798,810	(124,762)
Individual name issuer trust preferred debt securities	—	—	—	3	8,700	(690)	3	8,700	(690)
Corporate bonds	—	—	—	4	11,513	(1,659)	4	11,513	(1,659)
Total	48	$229,990	($6,090)	147	$811,697	($149,309)	195	$1,041,687	($155,399)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2022	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$20,115	($638)	18	$169,466	($30,984)	22	$189,581	($31,622)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	95	288,777	(24,960)	66	471,355	(113,788)	161	760,132	(138,748)
Individual name issuer trust preferred debt securities	—	—	—	3	8,760	(627)	3	8,760	(627)
Corporate bonds	—	—	—	4	11,484	(1,685)	4	11,484	(1,685)
Total	99	$308,892	($25,598)	91	$661,065	($147,084)	190	$969,957	($172,682)

There were no debt securities on nonaccrual status at March 31, 2023 and 2022 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2023 and 2022.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of March 31, 2023, the Corporation does not intend to sell these debt securities and has determined that it is more-likely-than-not that the Corporation would not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of these debt securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. As a result, there was no ACL recorded at both March 31, 2023 and December 31, 2022.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at March 31, 2023. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at March 31, 2023 included three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of March 31, 2023, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $135 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between March 31, 2023 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at March 31, 2023 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of March 31, 2023, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $160 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between March 31, 2023 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial:
Commercial real estate (1)	$1,909,136	$1,829,304
Commercial & industrial (2)	609,720	656,397
Total commercial	2,518,856	2,485,701
Residential Real Estate:
Residential real estate (3)	2,403,255	2,323,002
Consumer:
Home equity	288,878	285,715
Other (4)	16,980	15,721
Total consumer	305,858	301,436
Total loans (5)	$5,227,969	$5,110,139
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
(5)Includes net unamortized loan origination costs of $11.9 million and $11.6 million, respectively, at March 31, 2023 and December 31, 2022 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $310 thousand and $318 thousand, respectively, at March 31, 2023 and December 31, 2022.

Loan balances exclude accrued interest receivable of $19.0 million and $17.6 million, respectively, as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, loans amounting to $2.6 billion and $2.4 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 9 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
March 31, 2023	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$1,188	$—	$—	$1,188	$1,907,948	$1,909,136
Commercial & industrial	5	—	224	229	609,491	609,720
Total commercial	1,193	—	224	1,417	2,517,439	2,518,856
Residential Real Estate:
Residential real estate	2,581	643	2,506	5,730	2,397,525	2,403,255
Consumer:
Home equity	770	63	—	833	288,045	288,878
Other	15	—	—	15	16,965	16,980
Total consumer	785	63	—	848	305,010	305,858
Total loans	$4,559	$706	$2,730	$7,995	$5,219,974	$5,227,969

(Dollars in thousands)	Days Past Due
December 31, 2022	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$1,187	$—	$—	$1,187	$1,828,117	$1,829,304
Commercial & industrial	265	—	—	265	656,132	656,397
Total commercial	1,452	—	—	1,452	2,484,249	2,485,701
Residential Real Estate:
Residential real estate	4,793	303	3,779	8,875	2,314,127	2,323,002
Consumer:
Home equity	1,103	132	—	1,235	284,480	285,715
Other	16	—	—	16	15,705	15,721
Total consumer	1,119	132	—	1,251	300,185	301,436
Total loans	$7,364	$435	$3,779	$11,578	$5,098,561	$5,110,139

Included in past due loans as of March 31, 2023 and December 31, 2022, were nonaccrual loans of $5.6 million and $7.2 million, respectively. In addition, all loans 90 days or more past due at March 31, 2023 and December 31, 2022 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022
Commercial:
Commercial real estate	$1,601	$—
Commercial & industrial	920	—
Total commercial	2,521	—
Residential Real Estate:
Residential real estate	10,470	11,894
Consumer:
Home equity	989	952
Other	—	—
Total consumer	989	952
Total nonaccrual loans	$13,980	$12,846
Accruing loans 90 days or more past due	$—	$—

No ACL was deemed necessary on nonaccrual loans with carrying values of $7.1 million and $6.5 million, respectively, as of March 31, 2023 and December 31, 2022.

Nonaccrual loans of $8.3 million and $5.7 million, respectively, at March 31, 2023 and December 31, 2022 were current as to the payment of principal and interest.

As of March 31, 2023 and December 31, 2022, nonaccrual loans secured by one- to four-family residential property amounting to $763 thousand and $2.9 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2023.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)
Three months ended March 31,	2023	2022
Commercial:
Commercial real estate	$27	$—
Commercial & industrial	13	—
Total commercial	40	—
Residential Real Estate:
Residential real estate	173	101
Consumer:
Home equity	22	7
Other	1	—
Total consumer	23	7
Total	$236	$108

Troubled Loan Modifications
As disclosed in Note 2, the Corporation adopted ASU 2022-02, which eliminated the accounting guidance for TDRs and added enhanced disclosures with respect to certain modifications for borrowers experiencing financial difficulty. Effective January 1, 2023, a loan that has been modified is considered a troubled loan modification, or TLM, when the following conditions are met: (1) the modification is considered a continuation of an existing loan and not a new loan in accordance

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
with GAAP, (2) the modification is made to a borrower experiencing financial difficulty and (3) the modification has a direct impact to the contractual cash flows. Modifications with direct impact to contractual cash flows are defined as: principal forgiveness, interest rate reductions, maturity extensions, other-than-insignificant payment delays, or any combination thereof. If each of the aforementioned criteria are met, then the modification is considered a TLM and subject to the enhanced disclosure requirements. During the three months ended March 31, 2023, there were no TLMs.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. Prior to January 1, 2023, individually analyzed loans also included TDRs.

As of March 31, 2023, individually analyzed loans amounted to $8.2 million, all of which were considered collateral dependent. As of December 31, 2022, individually analyzed loans amounted to $10.0 million, of which $8.5 million were considered collateral dependent.

For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. See Note 7 for additional disclosure regarding fair value of individually analyzed collateral dependent loans.

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	March 31, 2023		December 31, 2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$2,096	$308	$2,103	$—
Commercial & industrial (2)	920	224	—	—
Total commercial	3,016	532	2,103	—
Residential Real Estate:
Residential real estate (3)	4,614	—	5,760	—
Consumer:
Home equity (3)	592	—	592	—
Other	—	—	—	—
Total consumer	592	—	592	—
Total	$8,222	$532	$8,455	$—
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of March 31, 2023:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$74,365	$556,396	$394,005	$179,602	$168,940	$413,854	$8,931	$1,154	$1,797,247
Special Mention	20,487	—	22,302	668	27,761	38,968	102	—	110,288
Classified	—	—	—	—	—	1,601	—	—	1,601
Total CRE	94,852	556,396	416,307	180,270	196,701	454,423	9,033	1,154	1,909,136
CRE gross charge-offs	—	—	—	—	—	—	—	—	—

C&I:
Pass	4,116	120,221	59,156	67,621	82,807	167,451	91,060	979	593,411
Special Mention	11,529	836	—	—	185	1,412	1,427	—	15,389
Classified	—	—	224	—	696	—	—	—	920
Total C&I	15,645	121,057	59,380	67,621	83,688	168,863	92,487	979	609,720
C&I gross charge-offs (1)	11	—	—	—	—	—	—	—	11

Residential Real Estate:
Residential real estate:
Current	108,758	836,112	700,923	272,006	120,896	358,830	—	—	2,397,525
Past Due	—	—	392	530	1,406	3,402	—	—	5,730
Total residential real estate	108,758	836,112	701,315	272,536	122,302	362,232	—	—	2,403,255
Residential real estate gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	5,140	18,965	7,993	3,585	2,319	5,344	234,279	10,420	288,045
Past Due	—	—	—	—	—	63	317	453	833
Total home equity	5,140	18,965	7,993	3,585	2,319	5,407	234,596	10,873	288,878
Home equity gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	1,951	4,180	4,204	1,427	217	4,764	222	—	16,965
Past Due	15	—	—	—	—	—	—	—	15
Total other	1,966	4,180	4,204	1,427	217	4,764	222	—	16,980
Other gross charge-offs (1)	42	—	8	—	—	—	—	—	50

Total loans	$226,361	$1,536,710	$1,189,199	$525,439	$405,227	$995,689	$336,338	$13,006	$5,227,969
Total gross charge-offs	$53	$—	$8	$—	$—	$—	$—	$—	$61
(1)Gross charge-offs in 2023 represent charge-offs of business and consumer account overdraft balances.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators for the Corporation’s loan portfolio, segregated by class of loans as of December 31, 2022:

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

The following table presents the activity in the ACL on loans for the three months ended March 31, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,435	$10,356	$28,791	$7,740	$1,115	$381	$1,496	$38,027
Charge-offs	—	(11)	(11)	—	—	(50)	(50)	(61)
Recoveries	—	5	5	—	1	8	9	14
Provision	2,939	(517)	2,422	(1,501)	(138)	17	(121)	800
Ending Balance	$21,374	$9,833	$31,207	$6,239	$978	$356	$1,334	$38,780

The following table presents the activity in the ACL on loans for the three months ended March 31, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088
Charge-offs	—	(5)	(5)	—	—	(31)	(31)	(36)
Recoveries	145	6	151	21	2	10	12	184
Provision	(618)	389	(229)	185	27	17	44	—
Ending Balance	$18,460	$11,222	$29,682	$8,066	$1,098	$390	$1,488	$39,236

Note 6 - Derivative Financial Instruments
The Corporation’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Corporation’s known or expected cash receipts and its known or expected cash payments principally to manage the Corporation’s interest rate risk. Additionally, the Corporation enters into interest rate derivatives to accommodate the business requirements of its customers. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Derivative assets are included in other assets and derivative liabilities are included in other liabilities in the Unaudited Consolidated Balance Sheets. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

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

Cash Flow Hedging Instruments
As of March 31, 2023 and December 31, 2022, the Corporation had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with short-term variable rate FHLB advances. The interest rate swap on borrowings matures in December 2023. In addition, at December 31, 2022, the Corporation had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss will be amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$20,000	$405	$—	$320,000	$548	$31,178
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	933,832	1,131	53,185	935,099	32	68,137
Mirror contracts with counterparties	933,832	52,875	1,260	935,099	67,797	61
Risk participation agreements	284,325	—	2	282,191	—	2
Mortgage loan commitments:
Interest rate lock commitments	26,489	404	—	12,201	144	4
Forward sale commitments	38,810	12	305	23,150	58	150
Gross amounts		54,827	$54,752		68,579	99,532
Less: amounts offset (2)		1,260	1,260		23,524	23,524
Derivative balances, net of offset		53,567	53,492		45,055	76,008
Less: collateral pledged (3)		—	—		—	7,716
Net amounts		$53,567	$53,492		$45,055	$68,292
(1)The fair value of derivative assets includes accrued interest receivable of $25 thousand and $24 thousand, respectively, at March 31, 2023 and December 31, 2022. The fair value of derivative liabilities includes accrued interest payable $856 thousand at December 31, 2022.
(2)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(3)Collateral pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Loss), Net of Tax
Three months ended March 31,	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$2,797	($10,335)
Total	$2,797	($10,335)

For derivatives designated as cash flow hedging instruments, see Note 14 for additional disclosure pertaining to the amounts and location of reclassifications from AOCL into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Noninterest Income
Three months ended March 31,	Statement of Income Location	2023	2022
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	$11,132	($40,822)
Mirror interest rate contracts with counterparties	Loan related derivative income	(11,171)	41,122
Risk participation agreements	Loan related derivative income	(11)	1
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	263	(934)
Forward sale commitments	Mortgage banking revenues	(124)	2,991
Total		$89	$2,358

Note 7 - Fair Value Measurements
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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Aggregate fair value	$7,445	$8,987
Aggregate principal balance	7,295	8,860
Difference between fair value and principal balance	$150	$127

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to an increase to mortgage banking revenues of $24 thousand for the three months ended March 31, 2023, compared to a decrease

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
to mortgage banking revenues of $1.1 million for the same period in 2022.

There were no mortgage loans held for sale 90 days or more past due as of March 31, 2023 and December 31, 2022.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at March 31, 2023 and December 31, 2022.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at March 31, 2023 and December 31, 2022.

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

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of March 31, 2023 and December 31, 2022, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$222,664	$—	$222,664	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	811,870	—	811,870	—
Individual name issuer trust preferred debt securities	8,700	—	8,700	—
Corporate bonds	11,513	—	11,513	—
Mortgage loans held for sale	7,445	—	7,445	—
Derivative assets	53,567	—	53,567	—
Total assets at fair value on a recurring basis	$1,115,759	$—	$1,115,759	$—
Liabilities:
Derivative liabilities	$53,492	$—	$53,492	$—
Total liabilities at fair value on a recurring basis	$53,492	$—	$53,492	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$199,582	$—	$199,582	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	774,102	—	774,102	—
Individual name issuer trust preferred debt securities	8,760	—	8,760	—
Corporate bonds	11,484	—	11,484	—
Mortgage loans held for sale	8,987	—	8,987	—
Derivative assets	45,055	—	45,055	—
Total assets at fair value on a recurring basis	$1,047,970	$—	$1,047,970	$—
Liabilities:
Derivative liabilities	$76,008	$—	$76,008	$—
Total liabilities at fair value on a recurring basis	$76,008	$—	$76,008	$—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at March 31, 2023, which were written down to fair value during the three months ended March 31, 2023:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loans	$1,292	$—	$—	$1,292
Total assets at fair value on a nonrecurring basis	$1,292	$—	$—	$1,292

There were no assets written down to fair value during the twelve months ended December 31, 2022.

The following table presents valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
March 31, 2023
Collateral dependent individually analyzed loans	$1,292	Appraisals of collateral	Discount for costs to sell	0% - 47% (43%)
			Appraisal adjustments	0% - 100% (9%)

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

(Dollars in thousands)
March 31, 2023	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$5,189,189	$5,044,231	$—	$—	$5,044,231

Financial Liabilities:
Time deposits	$1,531,835	$1,558,899	$—	$1,558,899	$—
FHLB advances	925,000	925,350	—	925,350	—
Junior subordinated debentures	22,681	18,558	—	18,558	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
December 31, 2022	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$5,072,112	$4,929,449	$—	$—	$4,929,449

Financial Liabilities:
Time deposits	$1,122,882	$1,137,219	$—	$1,137,219	$—
FHLB advances	980,000	978,590	—	978,590	—
Junior subordinated debentures	22,681	18,963	—	18,963	—

Note 8 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022
Noninterest-bearing:
Demand deposits	$829,763	$858,953
Interest-bearing:
Interest-bearing demand deposits (1)	319,598	333,197
NOW accounts	828,700	871,875
Money market accounts	1,214,014	1,255,805
Savings accounts	544,604	576,250
Time deposits (2)	1,531,835	1,122,882
Total interest-bearing deposits	$4,438,751	$4,160,009
Total deposits	$5,268,514	$5,018,962
(1)Includes wholesale brokered demand deposit balances of $1,233 and $31,153, respectively, as of March 31, 2023 and December 31, 2022.
(2)Includes wholesale brokered time deposit balances of $607,329 and $327,044, respectively, as of March 31, 2023 and December 31, 2022.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2023 to December 31, 2023	$945,304	3.44%
2024	386,027	3.86
2025	112,789	2.99
2026	39,901	1.98
2027	33,817	2.88
2028 and thereafter	13,997	3.68
Balance at December 31, 2023	$1,531,835	3.46%

Time certificates of deposit in denominations of $250 thousand or more totaled $241.8 million and $200.9 million, respectively, at December 31, 2023 and 2022.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 9 - Borrowings
Advances payable to the FHLB amounted to $925.0 million and $980.0 million, respectively, at March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, the Bank had access to a $40.0 million unused line of credit with the FHLB. Additionally, the Bank had a $215.0 million standby letter of credit with the FHLB at March 31, 2023 and December 31, 2022. This standby letter of credit was executed in 2022 to collateralize an institutional deposit. The Bank had remaining available borrowing capacity of $859.6 million and $668.3 million, respectively, with the FHLB at March 31, 2023 and December 31, 2022. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of March 31, 2023:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
April 1, 2023 to December 31, 2023	$665,000	4.72%
2024	40,000	4.56
2025	80,000	4.29
2026	90,000	4.31
2027	20,000	4.13
2028 and thereafter	30,000	4.12
Balance at March 31, 2023	$925,000	4.60%

Note 10 - Shareholders' Equity
Stock Repurchase Program
The 2023 Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2023 Repurchase Program commenced on January 1, 2023 and expires on December 31, 2023, and may be modified, suspended, or discontinued at any time. During the three months ended March 31, 2023, the Corporation repurchased 200,000 shares, at an average price of $43.70 and a total cost of $8.7 million.

Regulatory Capital Requirements
Capital levels at March 31, 2023 exceeded the regulatory minimum levels to be considered “well capitalized.”

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$601,662	12.01%	$400,831	8.00%	N/A	N/A
Bank	584,596	11.67	400,723	8.00	$500,904	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	565,329	11.28	300,623	6.00	N/A	N/A
Bank	548,263	10.95	300,542	6.00	400,723	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	543,333	10.84	225,467	4.50	N/A	N/A
Bank	548,263	10.95	225,407	4.50	325,587	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	565,329	8.25	273,951	4.00	N/A	N/A
Bank	548,263	8.01	273,868	4.00	342,336	5.00

December 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	605,005	12.37	391,363	8.00	N/A	N/A
Bank	588,090	12.02	391,260	8.00	489,074	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	571,794	11.69	293,522	6.00	N/A	N/A
Bank	554,879	11.35	293,445	6.00	391,260	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	549,798	11.24	220,142	4.50	N/A	N/A
Bank	554,879	11.35	220,083	4.50	317,898	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	571,794	8.65	264,295	4.00	N/A	N/A
Bank	554,879	8.40	264,177	4.00	330,222	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at March 31, 2023 and December 31, 2022.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both March 31, 2023 and December 31, 2022, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

For the three months ended March 31,	2023		2022
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$37,193	$—	$35,091	$—
Noninterest income:
Wealth management revenues	8,663	8,663	10,531	10,531
Mortgage banking revenues	1,245	—	3,501	—
Card interchange fees	1,132	1,132	1,164	1,164
Service charges on deposit accounts	777	777	668	668
Loan related derivative income	(51)	—	301	—
Income from bank-owned life insurance	1,165	—	601	—
Other income	352	276	393	286
Total noninterest income	13,283	10,848	17,159	12,649
Total revenues	$50,476	$10,848	$52,250	$12,649
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)
Three months ended March 31,	2023	2022
Revenue recognized at a point in time:
Card interchange fees	$1,132	$1,164
Service charges on deposit accounts	558	549
Other income	216	229
Revenue recognized over time:
Wealth management revenues	8,663	10,531
Service charges on deposit accounts	219	119
Other income	60	57
Total revenues from contracts in scope of Topic 606	$10,848	$12,649

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $6.6 million and $5.1 million, respectively, at March 31, 2023 and December 31, 2022 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both March 31, 2023 and December 31, 2022 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $2.0 million and $2.1 million, respectively, at March 31, 2023 and

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
December 31, 2022 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
Three months ended March 31,	2023	2022	2023	2022
Net Periodic Benefit Cost:
Service cost (1)	$351	$516	$39	$54
Interest cost (2)	884	592	176	106
Expected return on plan assets (2)	(1,147)	(1,159)	—	—
Recognized net actuarial loss (2)	—	255	59	173
Net periodic benefit cost	$88	$204	$274	$333
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the three months ended March 31,	2023	2022	2023	2022
Measurement date	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021
Equivalent single discount rate for benefit obligations	5.54%	3.00%	5.50%	2.89%
Equivalent single discount rate for service cost	5.60	3.11	5.61	3.16
Equivalent single discount rate for interest cost	5.43	2.67	5.40	2.48
Expected long-term return on plan assets	5.25	5.25	N/A	N/A
Rate of compensation increase	5.00	3.75	5.00	3.75

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 13 - Business Segments
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

The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Three months ended March 31,	2023	2022	2023	2022	2023	2022
Net interest income (expense)	$37,180	$35,108	$13	($17)	$37,193	$35,091
Provision for credit losses	800	100	—	—	800	100
Net interest income (expense) after provision for credit losses	36,380	35,008	13	(17)	36,393	34,991
Noninterest income	4,431	6,512	8,852	10,647	13,283	17,159
Noninterest expenses:
Depreciation and amortization expense	831	711	356	344	1,187	1,055
Other noninterest expenses	24,635	22,611	7,742	7,553	32,377	30,164
Total noninterest expenses	25,466	23,322	8,098	7,897	33,564	31,219
Income before income taxes	15,345	18,198	767	2,733	16,112	20,931
Income tax expense	3,087	3,797	213	651	3,300	4,448
Net income	$12,258	$14,401	$554	$2,082	$12,812	$16,483

Total assets at period end	$6,785,254	$5,773,796	$73,928	$74,203	$6,859,182	$5,847,999
Expenditures for long-lived assets	1,136	730	8	104	1,144	834

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 14 - Other Comprehensive Income (Loss)
The following table presents the activity in other comprehensive income (loss):

Three months ended March 31,	2023			2022
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	$17,365	($4,167)	$13,198	($65,078)	$15,618	($49,460)
Cash Flow Hedges:
Change in fair value of cash flow hedges	1,046	(251)	795	(13,201)	3,168	(10,033)
Net cash flow hedge losses (gains) reclassified into earnings (1)	2,636	(634)	2,002	(399)	97	(302)
Net change in fair value of cash flow hedges	3,682	(885)	2,797	(13,600)	3,265	(10,335)
Defined Benefit Plan Obligations:
Amortization of net actuarial losses (2)	59	(14)	45	428	(103)	325
Total other comprehensive income (loss)	$21,106	($5,066)	$16,040	($78,250)	$18,780	($59,470)
(1)For the three months ended March 31, 2023 and 2022, the pre-tax amounts reclassified into earnings in the Unaudited Consolidated Statements of Income include a reduction of $2.8 million and an increase of $493 thousand, respectively, in interest and fees on loans, as well as a reduction of $127 thousand and an increase of $94 thousand, respectively, in FHLB interest expense.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended March 31, 2023
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)
Other comprehensive income before reclassifications	13,198	795	—	13,993
Amounts reclassified from accumulated other comprehensive loss	—	2,002	45	2,047
Net other comprehensive income	13,198	2,797	45	16,040
Balance at March 31, 2023	($117,835)	($19,848)	($4,077)	($141,760)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended March 31, 2022
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)
Other comprehensive loss before reclassifications	(49,460)	(10,033)	—	(59,493)
Amounts reclassified from accumulated other comprehensive loss	—	(302)	325	23
Net other comprehensive (loss) income	(49,460)	(10,335)	325	(59,470)
Balance at March 31, 2022	($56,255)	($14,348)	($8,848)	($79,451)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 15 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
Three months ended March 31,	2023	2022
Earnings for basic and diluted earnings per common share:
Net income	$12,812	$16,483
Less: dividends and undistributed earnings allocated to participating securities	(29)	(54)
Net income available to common shareholders	$12,783	$16,429

Shares:
Weighted average common shares outstanding	17,074	17,331
Dilutive effect of common stock equivalents	96	151
Weighted average diluted common shares outstanding	17,170	17,482

Earnings per common share:
Basic earnings per common share	$0.75	$0.95
Diluted earnings per common share	$0.74	$0.94

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 303,982 for the three months ended March 31, 2023, compared to 94,175 for the same period in 2022.

Note 16 - Commitments and Contingencies
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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At March 31, 2023 and December 31, 2022, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Financial Instruments Whose Notional Amounts Exceed the Amount of Credit Risk
Mortgage Loan Commitments
Interest rate lock commitments are extended to borrowers and relate to the origination of mortgage loans held for sale. To mitigate the interest rate risk and pricing risk associated with these rate locks and mortgage loans held for sale, the

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022
Financial instruments whose contract amounts represent credit risk (unfunded commitments):
Commitments to extend credit:	$1,409,788	$1,308,873
Standby letters of credit	9,696	9,028
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	26,489	12,201
Forward sale commitments	38,810	23,150
Loan related derivative contracts:
Interest rate contracts with customers	933,832	935,099
Mirror interest rate contracts with counterparties	933,832	935,099
Risk participation-in agreements	221,634	221,247
Interest rate risk management contracts:
Interest rate swaps	20,000	320,000

See Note 6 for additional disclosure pertaining to derivative financial instruments.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the three months ended March 31, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290
Provision	132	(105)	27	(25)	—	(2)	(2)	—
Ending Balance	$1,368	$883	$2,251	$25	$—	$14	$14	$2,290

The activity in the ACL on unfunded commitments for the three months ended March 31, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,267	$816	$2,083	$62	$—	$16	$16	$2,161
Provision	68	21	89	10	—	1	1	100
Ending Balance	$1,335	$837	$2,172	$72	$—	$17	$17	$2,261

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the full-year ended December 31, 2023 or any future period.

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

Some of the factors that might cause these differences include the following:
•changes in general business and economic conditions on a national basis and in the local markets in which we operate;
•changes in customer behavior due to political, business and economic conditions, including inflation and concerns about liquidity;
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

In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. In April 2023, we opened a new full-service branch in Barrington, Rhode Island. In addition, we have plans to open a branch in the Olneyville section of Providence and another in Smithfield, Rhode Island later in 2023.

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

Credit risk represents the possibility that borrowers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability and willingness of such borrowers or counterparties to meet their obligations. In some cases, the collateral securing payment of the loans may be sufficient to assure repayment, but in other cases the Corporation may experience significant credit losses which could have an adverse effect on its operating results. The Corporation makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. Credit risk also exists with respect to investment securities. For further discussion regarding the credit risk and the credit quality of the Corporation’s loan portfolio, see Note 4 and Note 5 to the Unaudited Consolidated Financial Statements. For further discussion regarding credit risk associated with unfunded commitments, see Note 16 to the Unaudited Consolidated Financial Statements. For further discussion regarding the Corporation’s securities portfolio, see Note 3 to the Unaudited Consolidated Financial Statements.

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

Management's Discussion and Analysis

ERM is an overarching program that includes all areas of the Corporation. A framework approach is utilized to assign responsibility and to ensure that the various business units and activities involved in the risk management life-cycle are effectively integrated. The Corporation has adopted the “three lines of defense” strategy that is an industry best practice for ERM. Business units are the first line of defense in managing risk. They are responsible for identifying, measuring, monitoring, and controlling current and emerging risks. They are responsible for reporting on and escalating their concerns. Corporate functions such as Credit Risk Management, Financial Administration, Information Assurance and Compliance, represent the second line of defense. They are responsible for policy setting and for reviewing and challenging the risk management activities of the business units. They collaborate closely with business units on planning and resource allocation with respect to risk management. Internal Audit is a third line of defense. They provide independent assurance to the Board of Directors of the effectiveness of the first and second lines in fulfilling their risk management responsibilities.

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see Part II, Item 1A below and the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Management's Discussion and Analysis
Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)
			Change
Three months ended March 31,	2023	2022	$	%
Net interest income	$37,193	$35,091	$2,102	6%
Noninterest income	13,283	17,159	(3,876)	(23)
Total revenues	50,476	52,250	(1,774)	(3)
Provision for credit losses	800	100	700	700
Noninterest expense	33,564	31,219	2,345	8
Income before income taxes	16,112	20,931	(4,819)	(23)
Income tax expense	3,300	4,448	(1,148)	(26)
Net income	$12,812	$16,483	($3,671)	(22%)

The following table presents a summary of performance metrics and ratios:

Three months ended March 31,	2023	2022
Diluted earnings per common share	$0.74	$0.94
Return on average assets (net income divided by average assets)	0.77%	1.14%
Return on average equity (net income available for common shareholders divided by average equity)	11.27%	12.04%
Net interest income as a percentage of total revenues	74%	67%
Noninterest income as a percentage of total revenues	26%	33%

Net income totaled $12.8 million for the three months ended March 31, 2023, down by 22% from the $16.5 million reported for the same period in 2022. Results in 2023 were impacted by steep increases in market interest rates and a decline in wealth management revenues.

In 2023, growth in net interest income was driven by higher average interest-earning asset balances, but was partially offset by increased average wholesale funding balances. In addition, increases in funding costs outpaced increases in asset yields. The decline in noninterest income reflected lower mortgage banking revenues, as higher market interest rates have dampened mortgage activity. The decline in noninterest income also reflected lower wealth management asset-based revenues and AUA balances attributable to a higher level of client asset outflows and net investment depreciation. The increased provisioning was largely attributable to a higher level of loan growth in 2023. The provision also reflected a slowdown in loan prepayment speeds, continued negative outlook in economic forecasts and continued strength in our asset and credit quality. The increase in noninterest expenses largely reflected increases in salaries and employee benefits expense and FDIC deposit insurance costs, as well as modest increases in a variety of other interest expense categories.

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

Three months ended March 31,	2023			2022			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$103,269	$1,070	4.20	$183,684	$78	0.17	($80,415)	$992	4.03
Mortgage loans held for sale	13,132	152	4.69	28,471	232	3.30	(15,339)	(80)	1.39
Taxable debt securities	1,193,852	7,194	2.44	1,071,745	4,230	1.60	122,107	2,964	0.84
FHLB stock	46,102	597	5.25	12,294	67	2.21	33,808	530	3.04
Commercial real estate	1,859,331	25,300	5.52	1,631,819	11,891	2.96	227,512	13,409	2.56
Commercial & industrial	630,778	9,070	5.83	634,869	6,226	3.98	(4,091)	2,844	1.85
Total commercial	2,490,109	34,370	5.60	2,266,688	18,117	3.24	223,421	16,253	2.36
Residential real estate	2,353,266	21,664	3.73	1,740,087	13,987	3.26	613,179	7,677	0.47
Home equity	286,348	3,759	5.32	246,766	1,875	3.08	39,582	1,884	2.24
Other	16,405	184	4.55	16,933	195	4.67	(528)	(11)	(0.12)
Total consumer	302,753	3,943	5.28	263,699	2,070	3.18	39,054	1,873	2.10
Total loans	5,146,128	59,977	4.73	4,270,474	34,174	3.25	875,654	25,803	1.48
Total interest-earning assets	6,502,483	68,990	4.30	5,566,668	38,781	2.83	935,815	30,209	1.47
Noninterest-earning assets	241,513			298,000			(56,487)
Total assets	$6,743,996			$5,864,668			$879,328
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$298,158	$2,639	3.59	$248,395	$70	0.11	$49,763	$2,569	3.48
NOW accounts	821,590	358	0.18	847,848	130	0.06	(26,258)	228	0.12
Money market accounts	1,253,141	7,576	2.45	1,174,833	615	0.21	78,308	6,961	2.24
Savings accounts	566,258	314	0.22	561,339	71	0.05	4,919	243	0.17
Time deposits (in-market)	830,574	4,577	2.23	793,169	2,017	1.03	37,405	2,560	1.20
Interest-bearing in-market deposits	3,769,721	15,464	1.66	3,625,584	2,903	0.32	144,137	12,561	1.34
Wholesale brokered demand deposits	16,257	177	4.42	—	—	—	16,257	177	4.42
Wholesale brokered time deposits	427,051	3,948	3.75	455,785	200	0.18	(28,734)	3,748	3.57
Wholesale brokered deposits	443,308	4,125	3.77	455,785	200	0.18	(12,477)	3,925	3.59
Total interest-bearing deposits	4,213,029	19,589	1.89	4,081,369	3,103	0.31	131,660	16,486	1.58
FHLB advances	1,044,056	11,626	4.52	150,922	244	0.66	893,134	11,382	3.86
Junior subordinated debentures	22,681	354	6.33	22,681	99	1.77	—	255	4.56
Total interest-bearing liabilities	5,279,766	31,569	2.42	4,254,972	3,446	0.33	1,024,794	28,123	2.09
Noninterest-bearing demand deposits	835,298			940,220			(104,922)
Other liabilities	168,826			116,291			52,535
Shareholders’ equity	460,106			553,185			(93,079)
Total liabilities and shareholders’ equity	$6,743,996			$5,864,668			$879,328
Net interest income (FTE)		$37,421			$35,335			$2,086
Interest rate spread			1.88			2.50			(0.62)
Net interest margin			2.33			2.57			(0.24)

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended March 31,	2023	2022	Change
Commercial loans	$228	$244	($16)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $37.2 million for the three months ended March 31, 2023, compared to $35.1 million for the same period in 2022. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

The analysis of net interest income, NIM and the yield on loans may be impacted by the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $124 thousand (or 0 basis point benefit to NIM) for the three months ended March 31, 2023, compared to $76 thousand (or 0 basis point benefit to NIM) for the same period in 2022.

The analysis of net interest income, NIM and the yield on loans is also impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally increase as market interest rates decline and decrease as market interest rates rise. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. Additionally, as PPP loans were forgiven by the SBA in the previous year, related unamortized net fee balances were accelerated and amortized, increasing net interest income.

As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to interest income) amounted to $324 thousand for the three months ended March 31, 2023, compared $966 thousand for the same period in 2022. This included no accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA for the three months ended March 31, 2023, compared to $819 thousand (or 6 basis points benefit to NIM) for the same period in 2022.

FTE net interest income for the three months ended March 31, 2023 amounted to $37.4 million, up by $2.1 million from the same period in 2022. In the three months ended March 31, 2023, growth in average interest-earning assets net of increased average interest-bearing liability balances, contributed approximately $2.2 million of net interest income. Increases in funding costs outpaced increases in asset yields, reducing net interest income by $138 thousand for the three months ended March 31, 2023.

NIM was 2.33% for the three months ended March 31, 2023, compared to 2.57% for the same period in 2022. While NIM benefited from higher market interest rates on loans, it was adversely impacted by a higher cost of funds.

Total average securities for the three months ended March 31, 2023 increased by $122.1 million from the average balances for the same period a year earlier. The FTE rate of return on the securities portfolio for the three months ended March 31, 2023 was 2.44%, compared to 1.60% for the same period in 2022, reflecting the impact of higher market interest rates in 2023.

Total average loan balances for the three months ended March 31, 2023 increased by $875.7 million from the average loan balances for the comparable 2022 period, largely reflecting growth in average residential real estate loan and CRE balances. The yield on total loans for the three months ended March 31, 2023 was 4.73%, compared to 3.25% in the corresponding period in 2022. As discussed above, the yield on total loans was impacted by the accelerated amortization of net deferred fee balances on PPP loans when such loans were forgiven by the SBA and to a lesser extent by the periodic recognition of

Management's Discussion and Analysis
commercial loan prepayment fee income. Excluding the impact of these items for both periods, the yield on total loans for the three months ended March 31, 2023 was 4.72%, up from 3.16% for the same period in 2022, reflecting higher market interest rates.

The average balance of FHLB advances for the three months ended March 31, 2023 increased by $893.1 million compared to the average balances for the same period in 2022, as higher levels of wholesale funding were utilized to fund balance sheet growth. Due to increases in market interest rates, the average rate paid on such advances for the three months ended March 31, 2023 was 4.52%, up from 0.66% for the same period in 2022.

Included in total average interest-bearing deposits were wholesale brokered deposits, which decreased by $12.5 million from the same period in 2022. Due to increases in market interest rates, the average rate paid on wholesale brokered deposits for the three months ended March 31, 2023 was 3.77%, compared to 0.18% for the same period in 2022.

Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three months ended March 31, 2023 increased by $144.1 million from the average balances for the same period in 2022, with increases in money market accounts, demand deposits and time deposits. The average rate paid on in-market interest-bearing deposits for the three months ended March 31, 2023 increased by 134 basis points from the same period in 2022, reflecting the impact of increases in market interest rates.

The average balance of noninterest-bearing demand deposits for the three months ended March 31, 2023 decreased by $104.9 million from the average balance for the same period in 2022.

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended March 31, 2023 vs. 2022
	Change Due to
	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	($48)	$1,040	$992
Mortgage loans held for sale	(154)	74	(80)
Taxable debt securities	529	2,435	2,964
FHLB stock	353	177	530
Commercial real estate	1,862	11,547	13,409
Commercial & industrial	(40)	2,884	2,844
Total commercial	1,822	14,431	16,253
Residential real estate	5,448	2,229	7,677
Home equity	340	1,544	1,884
Other	(6)	(5)	(11)
Total consumer	334	1,539	1,873
Total loans	7,604	18,199	25,803
Total interest income	8,284	21,925	30,209
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	32	2,537	2,569
NOW accounts	(4)	232	228
Money market accounts	43	6,918	6,961
Savings accounts	1	242	243
Time deposits (in-market)	100	2,460	2,560
Interest-bearing in-market deposits	172	12,389	12,561
Wholesale brokered demand deposits	177	—	177
Wholesale brokered time deposits	(14)	3,762	3,748
Wholesale brokered deposits	163	3,762	3,925
Total interest-bearing deposits	335	16,151	16,486
FHLB advances	5,725	5,657	11,382
Junior subordinated debentures	—	255	255
Total interest expense	6,060	22,063	28,123
Net interest income (FTE)	$2,224	($138)	$2,086

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

The Corporation recorded a provision for credit losses of $800 thousand for the three months ended March 31, 2023, compared to $100 thousand for the same period in 2022. The provision recognized in 2023 provided for loan growth and included modest additional reserve allocation for commercial loans migrating to nonaccrual status. The provision also reflected a slowdown in loan prepayment speeds and continued negative outlook in economic forecasts, partially offset by continued strength in asset and credit quality metrics. The provision recorded in three months ended March 31, 2022 related

Management's Discussion and Analysis
to an increase in the ACL on unfunded commitments. There was no provision for credit losses on loans recognized in the first quarter of 2022, largely reflecting modest loan growth in that period, low loss rates and strong asset and credit quality.

Net charge-offs totaled $47 thousand for the three months ended March 31, 2023, compared to net recoveries of $148 thousand for the same period in 2022.

The ACL on loans was $38.8 million, or 0.74% of total loans, at March 31, 2023, compared to $38.0 million, or 0.74% of total loans, at December 31, 2022. See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2023	2022	$	%
Noninterest income:
Wealth management revenues	$8,663	$10,531	($1,868)	(18%)
Mortgage banking revenues	1,245	3,501	(2,256)	(64)
Card interchange fees	1,132	1,164	(32)	(3)
Service charges on deposit accounts	777	668	109	16
Loan related derivative income	(51)	301	(352)	(117)
Income from bank-owned life insurance	1,165	601	564	94
Other income	352	393	(41)	(10)
Total noninterest income	$13,283	$17,159	($3,876)	(23%)

Noninterest Income Analysis
Revenue from wealth management services represented 65% of total noninterest income for the three months ended March 31, 2023, compared to 61% for the same period in 2022. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2023	2022	$	%
Wealth management revenues:
Asset-based revenues	$8,429	$10,211	($1,782)	(17%)
Transaction-based revenues	234	320	(86)	(27)
Total wealth management revenues	$8,663	$10,531	($1,868)	(18%)

Wealth management revenues for the three months ended March 31, 2023 decreased by $1.9 million from the same period in 2022, reflecting a decrease in asset-based revenues. The change in asset-based revenues correlated with the change in AUA balances. The average balance of AUA for the three months ended March 31, 2023 decreased by 19% from the average balance for the same period in 2022. The end of period AUA balance amounted to $6.2 billion at March 31, 2023, down by $1.3 billion, or 18%, from March 31, 2022. This decline included $872 million of net client asset outflows and net investment depreciation of $457 million.

Management's Discussion and Analysis
The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)
Three months ended March 31,	2023	2022
Wealth management assets under administration:
Balance at the beginning of period	$5,961,990	$7,784,211
Net investment appreciation (depreciation) & income	286,262	(388,733)
Net client asset (outflows) inflows	(84,830)	97,415
Balance at the end of period	$6,163,422	$7,492,893

AUA and related asset-based revenues were adversely impacted by client withdrawals associated with the departure of four client-facing advisors at the end of the third quarter of 2022. These four advisors were associated with approximately $1.0 billion of AUA as of September 30, 2022. Through March 31, 2023, cumulative client asset withdrawals associated with the departure of the advisors amounted to $651 million, of which $47 million were withdrawn in the first quarter of 2023 and $604 million in the fourth quarter of 2022. The cumulative withdrawals resulted in a reduction of wealth management revenues of $928 thousand in the first quarter of 2023 and $525 thousand in the fourth quarter of 2022. From April 1, 2023 through April 28, 2023, we have been notified of additional client AUA withdrawals of approximately $29 million. We currently estimate a decline in full-year 2023 revenues of approximately $3.9 million associated with these withdrawals. While there are cost savings in salaries and employee benefits expense associated with the departure of these advisors, they currently are being offset by a higher level of legal expenses also associated with this matter.

Mortgage banking revenues represented 9% of total noninterest income for the three months ended March 31, 2023, compared to 20% for the same period in 2022. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

(Dollars in thousands)
			Change
Three months ended March 31,	2023	2022	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$576	$3,327	($2,751)	(83%)
Changes in fair value, net (2)	86	(242)	328	136
Loan servicing fee income, net (3)	583	416	167	40
Total mortgage banking revenues	$1,245	$3,501	($2,256)	(64%)

Loans sold to the secondary market (4)	$29,328	$130,128	($100,800)	(77%)
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

For the three months ended March 31, 2023, mortgage banking revenues were down by $2.3 million, or 64%, compared to the same period in 2022. The decline in mortgage banking revenues was mainly attributable to a decline in sales volume and a reduction in the sales yield. Mortgage loans sold to the secondary market totaled $29.3 million for the three months ended March 31, 2023, compared to $130.1 million for the same period in 2022, reflecting an overall reduction in mortgage origination, refinancing and sales activity, as well as a shift to a higher proportion of loans originated for retention in portfolio in 2023. The reduction of mortgage activity was driven by increase in market interest rates and changes in the housing markets. Mortgage banking revenues were also impacted by changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline. In addition, the decline in mortgage banking revenues was partially offset by higher net loan servicing fee income associated with loans sold with servicing retained. The increase in net loan servicing fee income was largely due to lower amortization of servicing rights, reflecting lower prepayment speeds on the serviced mortgage portfolio.

Management's Discussion and Analysis

Income from BOLI for the three months ended March 31, 2023, was up by $564 thousand from the same period in 2022, reflecting the recognition of $476 thousand in non-taxable income in the first quarter of 2023 associated with the receipt of life insurance proceeds.

For the three months ended March 31, 2023, loan related derivative income decreased by $352 thousand from the same period in 2022, reflecting a lower volume of commercial borrower interest rate derivative transactions.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)			Change
Three months ended March 31,	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$21,784	$21,002	$782	4%
Outsourced services	3,496	3,242	254	8
Net occupancy	2,437	2,300	137	6
Equipment	1,028	918	110	12
Legal, audit and professional fees	896	770	126	16
FDIC deposit insurance costs	872	366	506	138
Advertising and promotion	408	351	57	16
Amortization of intangibles	212	217	(5)	(2)
Other	2,431	2,053	378	18
Total noninterest expense	$33,564	$31,219	$2,345	8%

Noninterest Expense Analysis
Salaries and employee benefits expense, the largest component of noninterest expense, for the three months ended March 31, 2023 increased by $782 thousand, compared to the same period in 2022. This largely reflected annual merit increases and higher staffing levels, partially offset by volume-related decreases in mortgage originator compensation expense.

Outsourced services expense for the three months ended March 31, 2023, increased by $254 thousand, compared to the same period in the prior year, due to changes to and expansion of services provided by third party vendors.

FDIC deposit insurance costs for the three months ended March 31, 2023 increased by $506 thousand, compared to the same period in 2022, reflecting an increase in the FDIC’s deposit assessment rate.

Other expense for the three months ended March 31, 2023 increased by $378 thousand, compared to the same period in 2022, reflecting modest increases across a variety of other noninterest expense categories.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
Three months ended March 31,	2023	2022
Income tax expense	$3,300	$4,448
Effective income tax rate	20.5%	21.3%

The effective income tax rates for the three months ended March 31, 2023 and 2022 differed from the federal rate of 21%, primarily due to state income tax expense, partially offset by the benefits of tax-exempt income, income from BOLI, federal tax credits and the recognition of excess tax expense or benefits associated with the settlement of share-based awards.

Management's Discussion and Analysis
The decrease in the effective tax rate for the three months ended March 31, 2023 compared to the same period in 2022 largely reflected an increase in benefits from BOLI income.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 13 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2023	2022	$	%
Net interest income	$37,180	$35,108	$2,072	6%
Provision for credit losses	800	100	700	700
Net interest income after provision for credit losses	36,380	35,008	1,372	4
Noninterest income	4,431	6,512	(2,081)	(32)
Noninterest expense	25,466	23,322	2,144	9
Income before income taxes	15,345	18,198	(2,853)	(16)
Income tax expense	3,087	3,797	(710)	(19)
Net income	$12,258	$14,401	($2,143)	(15%)

Net interest income for the Commercial Banking segment for the three months ended March 31, 2023, increased by $2.1 million from the same period in 2022. Net interest income largely benefited from growth in and higher rates on average interest-earning assets, but was adversely impacted by a higher cost of funds.

The Corporation recorded a provision for credit losses of $800 thousand for the three months ended March 31, 2023, compared to $100 thousand provision for the same period in 2022. See additional discussion under the caption “Provision for Credit Losses.”

Noninterest income derived from the Commercial Banking segment for the three months ended March 31, 2023 was down by $2.1 million, from the comparable period in 2022, primarily due to lower mortgage banking revenues. See additional discussion regarding mortgage banking revenues under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three months ended March 31, 2023 were up by $2.1 million from the same period in 2022, largely reflecting increases in salaries and employee benefits expense, FDIC deposit insurance costs and outsourced services expense. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)			Change
Three months ended March 31,	2023	2022	$	%
Net interest expense	$13	($17)	$30	176%
Noninterest income	8,852	10,647	(1,795)	(17)
Noninterest expense	8,098	7,897	201	3
Income before income taxes	767	2,733	(1,966)	(72)
Income tax expense	213	651	(438)	(67)
Net income	$554	$2,082	($1,528)	(73%)

Management's Discussion and Analysis
For the three months ended March 31, 2023, noninterest income derived from the Wealth Management Services segment decreased by $1.8 million from the same period in 2022, largely reflecting a decrease in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

For the three months ended March 31, 2023, noninterest expenses for the Wealth Management Services segment increased by $201 thousand from the comparable period in 2022. These included modest changes across a variety of noninterest expense categories.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	March 31, 2023	December 31, 2022	$	%
Cash and due from banks	$134,989	$115,492	$19,497	17%
Total securities	1,054,747	993,928	60,819	6
Total loans	5,227,969	5,110,139	117,830	2
Allowance for credit losses on loans	38,780	38,027	753	2
Total assets	6,859,182	6,660,051	199,131	3
Total deposits	5,268,514	5,018,962	249,552	5
FHLB advances	925,000	980,000	(55,000)	(6)
Total shareholders’ equity	464,983	453,669	11,314	2

Total assets amounted to $6.9 billion at March 31, 2023, up by $199.1 million, or 3%, from the end of 2022, reflecting loan growth and an increase in the securities portfolio.

Cash and due from banks balances increased by $19.5 million, or 17%, from the end of 2022, reflecting higher cash balances on deposit at correspondent banks.

The securities portfolio increased by $60.8 million, or 6%, from the end of 2022, reflecting purchases of debt securities and an increase in fair value of available for sale securities primarily attributable to changes in interest rates, partially offset by routine pay-downs on mortgage-backed securities.

Total loans increased by $117.8 million, or 2%, from the end of 2022, with growth in both the residential real estate and commercial portfolios.

Total deposits increased by $249.6 million, or 5%, from the end of 2022, due to an increase in wholesale brokered deposits. In-market deposits were slightly down by $813 thousand, or 0.02%.

FHLB advances decreased by $55.0 million, or 6%, from December 31, 2022 reflecting a shift to wholesale brokered deposits to fund loan growth and purchases of debt securities.

Shareholders’ equity increased by $11.3 million, or 2%, reflecting net income and an increase in the AOCL component of shareholders' equity due to increases in the fair value of available for sale debt securities and cash flow hedges that were primarily attributable to relative changes in market interest rates. These increases were partially offset by dividend declarations and an increase in treasury stock balances, largely due to stock repurchases.

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

Management's Discussion and Analysis
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

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of March 31, 2023 and December 31, 2022, management did not make any adjustments to the prices provided by the pricing service.

Our fair value measurements generally utilize Level 2 inputs, representing quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.

See Notes 3 and 7 to the Unaudited Consolidated Financial Statements for additional information regarding the determination of fair value of investment securities.

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$222,664	21%	$199,582	20%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	811,870	77	774,102	78
Individual name issuer trust preferred debt securities	8,700	1	8,760	1
Corporate bonds	11,513	1	11,484	1
Total available for sale debt securities	$1,054,747	100%	$993,928	100%

The securities portfolio represented 15% of total assets at March 31, 2023, unchanged from December 31, 2022. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $60.8 million, or 6%, from the end of 2022. This included purchases of U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, totaling $60.2 million, with a weighted average yield of 4.98%, as well as an increase of $17.4 million (pre-tax) in the fair value of available for sale securities. These were partially offset by $16.4 million of routine pay-downs on mortgage-backed securities.

As of March 31, 2023, the carrying amount of available for sale debt securities included net unrealized losses of $155.0 million, compared to net unrealized losses of $172.4 million as of December 31, 2022. The increase in fair value of

Management's Discussion and Analysis
available for sale debt securities from the end of 2022 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $5.2 billion at March 31, 2023, up by $117.8 million, or 2%, from the end of 2022, with growth in both the residential real estate and commercial portfolios.

The following is a summary of loans:

(Dollars in thousands)	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Commercial:
Commercial real estate (1)	$1,909,136	37%	$1,829,304	36%
Commercial & industrial (2)	609,720	11	656,397	13
Total commercial	2,518,856	48	2,485,701	49
Residential Real Estate:
Residential real estate (3)	2,403,255	46	2,323,002	45
Consumer:
Home equity	288,878	6	285,715	6
Other (4)	16,980	—	15,721	—
Total consumer	305,858	6	301,436	6
Total loans	$5,227,969	100%	$5,110,139	100%
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

Commercial Loans
The commercial loan portfolio represented 48% of total loans at March 31, 2023.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $534.2 million and $510.6 million, respectively, at March 31, 2023 and December 31, 2022. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
CRE loans totaled $1.9 billion at March 31, 2023, up by $79.8 million, or 4%, from the balance at December 31, 2022. In 2023, CRE loan originations and advances of approximately $62 million were partially offset by payments of approximately

Management's Discussion and Analysis
$16 million. Included in the net increase in CRE this quarter were reclassifications of $34 million from C&I, predominantly due to changes in the source of repayment.

Included in the CRE loan portfolio were construction and development loans of $165.7 million and $164.1 million, respectively, as of March 31, 2023 and December 31, 2022.

Shared national credit balances outstanding included in the CRE loan portfolio totaled $12.6 million and $10.5 million, respectively, at March 31, 2023 and December 31, 2022. The balances were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at both March 31, 2023 and December 31, 2022.

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	March 31, 2023		December 31, 2022
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$695,512	36%	$691,780	38%
Massachusetts	624,411	33	566,717	31
Rhode Island	393,580	21	387,759	21
Subtotal	1,713,503	90	1,646,256	90
All other states	195,633	10	183,048	10
Total	$1,909,136	100%	$1,829,304	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	March 31, 2023			December 31, 2022
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	130	$488,219	26%	127	$469,233	26%
Retail	106	421,341	22	108	421,617	23
Office	53	264,429	14	53	257,551	14
Hospitality	42	218,328	11	33	214,829	12
Industrial and warehouse	44	201,701	11	42	192,717	11
Healthcare	18	165,978	9	17	136,225	7
Commercial mixed use	22	56,808	3	21	54,976	3
Other	36	92,332	4	34	82,156	4
Total CRE loans	451	$1,909,136	100%	435	$1,829,304	100%

Average CRE loan size		$4,233			$4,205
Largest individual CRE loan outstanding		$65,438			$65,431

Commercial and Industrial Loans
C&I loans amounted to $609.7 million at March 31, 2023, down by $46.7 million, or 7%, from the balance at December 31, 2022. The net reduction in C&I reflected payments of approximately $29 million and reclassifications of $34 million to CRE, partially offset by originations and advances of $16 million.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $40.9 million at both March 31, 2023 and December 31, 2022. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at both March 31, 2023 and December 31, 2022.

Management's Discussion and Analysis
The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	March 31, 2023			December 31, 2022
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	69	$166,102	27%	69	$193,052	29%
Owner occupied and other real estate	161	65,818	11	168	72,429	11
Manufacturing	56	60,510	10	55	60,601	9
Retail	54	58,870	10	50	56,012	9
Transportation and warehousing	17	50,269	8	20	51,347	8
Educational services	19	46,245	8	19	46,708	7
Finance and insurance	51	30,560	5	55	28,313	4
Entertainment and recreation	22	24,224	4	24	25,646	4
Information	5	23,637	4	5	23,948	4
Accommodation and food services	41	12,831	2	49	17,167	3
Professional, scientific and technical	35	6,042	1	37	6,451	1
Public administration	11	3,709	1	11	3,789	1
Other	156	60,903	9	162	70,934	10
Total C&I loans	697	$609,720	100%	724	$656,397	100%

Average C&I loan size		$875			$907
Largest individual C&I loan outstanding		$25,571			$27,676

Residential Real Estate Loans
The residential real estate loan portfolio represented 46% of total loans at March 31, 2023.

Residential real estate loans held in portfolio amounted to $2.4 billion at March 31, 2023, up by $80.3 million, or 3%, from the balance at December 31, 2022. While total residential real estate loan origination activity has slowed, a higher proportion of loans were originated for portfolio than for sale in 2023.

The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,757,176	73%	$1,698,240	73%
Rhode Island	460,097	19	446,010	19
Connecticut	157,906	7	153,323	7
Subtotal	2,375,179	99	2,297,573	99
All other states	28,076	1	25,429	1
Total (1)	$2,403,255	100%	$2,323,002	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $58.0 million and $59.9 million, respectively, as of March 31, 2023 and December 31, 2022.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Management's Discussion and Analysis
The table below presents residential real estate loan origination activity:

(Dollars in thousands)
Three months ended March 31,	2023		2022
	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$109,768	80%	$164,401	61%
Originations for sale to the secondary market (2)	27,763	20	106,619	39
Total	$137,531	100%	$271,020	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
Three months ended March 31,	2023		2022
	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$17,114	58%	$14,627	11%
Loans sold with servicing rights released (1)	12,214	42	115,501	89
Total	$29,328	100%	$130,128	100%
(1)Includes brokered loans (loans originated for others).

Residential real estate loan origination, refinancing and sales activity decreased in response to increases in market interest rates and changes in the housing markets.

We have active relationships with various secondary market investors that purchase residential real estate loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we are also able to manage our liquidity position through timely sales of residential real estate loans to the secondary market.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $8.8 million and $9.0 million, respectively, as of March 31, 2023 and December 31, 2022. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.5 billion as of both March 31, 2023 and December 31, 2022.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at March 31, 2023. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 55% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $305.9 million at March 31, 2023, up by $4.4 million, or 1%, from December 31, 2022, reflecting increases in home equity lines and loans. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $10.9 million and $9.6 million, respectively, at March 31, 2023 and December 31, 2022.

Management's Discussion and Analysis
Asset Quality
The Corporation continually monitors the asset quality of the loan portfolio using all available information.

In the course of resolving problem loans, the Corporation may choose to modify the contractual terms of certain loans. As disclosed in Note 2, the Corporation adopted ASU 2022-02, which eliminated the accounting guidance for TDRs and added enhanced disclosures with respect to certain modifications for borrowers experiencing financial difficulty. Effective January 1, 2023, a loan that has been modified is considered a TLM when the following conditions are met: (1) the modification is considered a continuation of an existing loan and not a new loan in accordance with GAAP, (2) the modification is made to a borrower experiencing financial difficulty and (3) the modification has a direct impact to the contractual cash flows. During the three months ended March 31, 2023, there were no TLMs.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022
Commercial:
Commercial real estate	$1,601	$—
Commercial & industrial	920	—
Total commercial	2,521	—
Residential Real Estate:
Residential real estate	10,470	11,894
Consumer:
Home equity	989	952
Other	—	—
Total consumer	989	952
Total nonaccrual loans	13,980	12,846
OREO, net	683	—
Total nonperforming assets	$14,663	$12,846

Nonperforming assets to total assets	0.21%	0.19%
Nonperforming loans to total loans	0.27%	0.25%
Total past due loans to total loans	0.15%	0.23%
Allowance for credit losses on loans to total loans	0.74%	0.74%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the three months ended March 31, 2023, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)
For the periods ended March 31,	2023	2022
Balance at beginning of period	$12,846	$14,203
Additions to nonaccrual status	2,570	427
Loans returned to accruing status	(110)	(63)
Loans charged-off	(61)	(36)
Loans transferred to other real estate owned	(683)	—
Payments, payoffs and other changes	(582)	(1,942)
Balance at end of period	$13,980	$12,589

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	March 31, 2023				December 31, 2022
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$1,601	$1,601	0.08%	$—	$—	$—	—%
Commercial & industrial	224	696	920	0.15	—	—	—	—
Total commercial	224	2,297	2,521	0.10	—	—	—	—
Residential Real Estate:
Residential real estate	2,506	7,964	10,470	0.44	3,779	8,115	11,894	0.51
Consumer:
Home equity	—	989	989	0.34	—	952	952	0.33
Other	—	—	—	—	—	—	—	—
Total consumer	—	989	989	0.32	—	952	952	0.32
Total nonaccrual loans	$2,730	$11,250	$13,980	0.27%	$3,779	$9,067	$12,846	0.25%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2023.

As of March 31, 2023, the composition of nonaccrual loans was 82% residential and consumer and 18% commercial, compared to 100% residential and consumer as of December 31, 2022. Total nonaccrual loans increased by $1.1 million from the end of 2022.

Nonaccrual residential real estate mortgage loans amounted to $10.5 million at March 31, 2023, down by $1.4 million from the end of 2022. As of March 31, 2023, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Massachusetts, Connecticut and Rhode Island. Included in total nonaccrual residential real estate loans at March 31, 2023 were four loans purchased for portfolio and serviced by others amounting to $1.1 million.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	March 31, 2023		December 31, 2022
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$1,188	0.06%	$1,187	0.06%
Commercial & industrial	229	0.04	265	0.04
Total commercial	1,417	0.06	1,452	0.06
Residential Real Estate:
Residential real estate	5,730	0.24	8,875	0.38
Consumer:
Home equity	833	0.29	1,235	0.43
Other	15	0.09	16	0.10
Total consumer	848	0.28	1,251	0.42
Total past due loans	$7,995	0.15%	$11,578	0.23%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of March 31, 2023 and December 31, 2022, the composition of past due loans (loans past due 30 days or more) was 82% residential and consumer and 18% commercial, compared to 87% residential and consumer and 13% commercial at December 31, 2022. Total past due loans decreased by $3.6 million from the end of 2022.

Total past due loans included $5.6 million of nonaccrual loans as of March 31, 2023, compared to $7.2 million as of December 31, 2022.

All loans 90 days or more past due at March 31, 2023 and December 31, 2022 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at March 31, 2023 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

Potential problem loans are not included in the amounts of nonaccrual loans presented above.  They are assessed for loss exposure using the methods described in Note 4 to the Unaudited Consolidated Financial Statements under the caption “Credit Quality Indicators.” Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become modified, or require an increased allowance coverage and provision for credit losses on loans.

As of March 31, 2023, there were no loans deemed to be potential problem loans.

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

Management's Discussion and Analysis

Appraisals are generally obtained with values determined on an “as is” basis from independent appraisal firms for real estate collateral dependent commercial loans in the process of collection or when warranted by other deterioration in the borrower’s credit status. New appraisals are generally obtained for nonaccrual loans or when management believes it is warranted. The Corporation has continued to maintain appropriate professional standards regarding the professional qualifications of appraisers and has an internal review process to monitor the quality of appraisals.

For residential real estate loans and real estate collateral dependent consumer loans that are in the process of collection, valuations are obtained from independent appraisal firms with values determined on an “as is” basis.

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	March 31, 2023			December 31, 2022
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$8,222	$532	6.47%	$9,996	$115	1.15%
Pooled (collectively evaluated) loans	5,219,747	38,248	0.73	5,100,143	37,912	0.74
Total	$5,227,969	$38,780	0.74%	$5,110,139	$38,027	0.74%

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

The ACL on loans amounted to $38.8 million at March 31, 2023, up by $753 thousand, or 2%, from the balance at December 31, 2022. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.74% at March 31, 2023, unchanged from December 31, 2022.

The Corporation recorded a provision for credit losses of $800 thousand for the three months ended March 31, 2023. The provision provided for loan growth and included modest additional reserve allocation for commercial loans migrating to nonaccrual status. The provision also reflected a slowdown in loan prepayment speeds and continued negative outlook in economic forecasts, partially offset by continued strength in asset and credit quality metrics.

Net charge-offs totaled $47 thousand for the three months ended March 31, 2023, compared to net recoveries of $148 thousand for the same period in 2022.

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

(Dollars in thousands)	March 31, 2023			December 31, 2022
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$21,374	1.12%	37%	$18,435	1.01%	36%
Commercial & industrial	9,833	1.61	11	10,356	1.58	13
Total commercial	31,207	1.24	48	28,791	1.16	49
Residential Real Estate:
Residential real estate	6,239	0.26	46	7,740	0.33	45
Consumer:
Home equity	978	0.34	6	1,115	0.39	6
Other	356	2.10	—	381	2.42	—
Total consumer	1,334	0.44	6	1,496	0.50	6
Total ACL on loans at end of period	$38,780	0.74%	100%	$38,027	0.74%	100%
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

Management's Discussion and Analysis
The following table presents a summary of deposits:

(Dollars in thousands)			Change
	March 31, 2023	December 31, 2022	$	%
Noninterest-bearing demand deposits	$829,763	$858,953	($29,190)	(3%)
Interest-bearing demand deposits (in market)	318,365	302,044	16,321	5
NOW accounts	828,700	871,875	(43,175)	(5)
Money market accounts	1,214,014	1,255,805	(41,791)	(3)
Savings accounts	544,604	576,250	(31,646)	(5)
Time deposits (in-market)	924,506	795,838	128,668	16
Total in-market deposits	4,659,952	4,660,765	(813)	—
Wholesale brokered demand deposits	1,233	31,153	(29,920)	(96)
Wholesale brokered time deposits	607,329	327,044	280,285	86
Total wholesale brokered deposits	608,562	358,197	250,365	70
Total deposits	$5,268,514	$5,018,962	$249,552	5%

Total deposits amounted to $5.3 billion at March 31, 2023, up by $249.6 million, or 5%, from December 31, 2022, reflecting an increase in wholesale brokered time deposits.

Wholesale brokered deposits increased by $250.4 million, or 70%, from December 31, 2022, as higher levels were utilized to fund balance sheet growth.

In-market deposits, which exclude wholesale brokered deposits, were slightly down by $813 thousand, or 0.02%, from the balance at December 31, 2022. As expected, due to higher market interest rates, in-market deposits shifted from relatively lower cost products to higher cost time deposits in the first quarter of 2023. As of March 31, 2023, in-market deposits were approximately 58% retail and 42% commercial. Our in-market deposits are well-diversified by industry and customer type. The average size of our in-market deposit accounts was approximately $37 thousand at March 31, 2023.

The following table presents a summary of the Bank’s uninsured / unprotected deposits:

(Dollars in thousands)	March 31, 2023		December 31, 2022
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured / Unprotected Deposits:
Uninsured deposits (1)	$1,394,178	26%	$1,514,900	30%
Less: fully-collateralized preferred deposits (2)	319,308	6%	329,868	6%
Unprotected deposits	$1,074,870	20%	$1,185,032	24%
(1)Determined in accordance with regulatory reporting requirements.
(2)Uninsured deposits of states and political subdivisions, which are secured or collateralized as required by state law.

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $925.0 million at March 31, 2023, down by $55.0 million, or 6%, from the balance at the end of 2022.

For additional information regarding FHLB advances see Note 9 to the Unaudited Consolidated Financial Statements.

Management's Discussion and Analysis
Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 68% of total average assets in the three months ended March 31, 2023.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$859,589	$668,295
Federal Reserve Bank of Boston (2)	26,119	27,059
Unencumbered securities	710,578	691,893
Total contingent liquidity	$1,596,286	$1,387,247

Percentage of total contingent liquidity to uninsured deposits	114.5%	91.6%
Percentage of total contingent liquidity to unprotected deposits	148.5%	117.1%
(1)As of March 31, 2023 and December 31, 2022, loans with a carrying value of $2.6 billion and $2.4 billion, respectively, and securities available for sale with carrying values of $107.3 million and $102.1 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of March 31, 2023 and December 31, 2022, loans with a carrying value of $19.5 million and $20.9 million, respectively, and securities available for sale with a carrying value of $12.7 million and $12.7 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB. Additionally, $215.0 million of availability was utilized in the year to collateralize an institutional deposit through a standby letter of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the three months ended March 31, 2023.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
In the ordinary course of business, the Corporation enters into contractual obligations that require future cash payments. These include payments related to lease obligations, time deposits with stated maturity dates, and borrowings. Also, in the ordinary course of business, the Corporation engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These financial

Management's Discussion and Analysis
transactions include commitments to extend credit, standby letters of credit, forward loan commitments, loan related derivative contracts and interest rate risk management contracts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. The Corporation’s credit policies with respect to interest rate contracts with commercial borrowers, commitments to extend credit, and standby letters of credit are similar to those used for loans. Some commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, and thus, total amounts do not necessarily represent future cash requirements. Interest rate risk management contracts with other counterparties are generally subject to bilateral collateralization terms. These contracts with various counterparties may subject the Corporation to various cash flow requirements, which may include posting of cash as collateral for arrangements that are in a liability position. For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 6 and 16 to the Consolidated Financial Statements.

Capital Resources
Total shareholders’ equity amounted to $465.0 million at March 31, 2023, up by $11.3 million from December 31, 2022. The increase included net income of $12.8 million. In addition, the AOCL component of shareholders' equity increased by $16.0 million, reflecting increases in the fair value of available for sale debt securities and cash flow hedges primarily attributable to changes in market interest rates. These increases to shareholders’ equity were partially offset by $9.6 million in dividend declarations and a net increase in treasury stock balances of $8.6 million. The increase in treasury stock reflected the repurchase of 200,000 shares in January and February at an average price of $43.70 and a total cost of $8.7 million, under the 2023 Repurchase Program.

The Corporation declared a quarterly dividend of 56 cents per share for the three months ended March 31, 2023, compared to 54 cents per share declared for the same period in 2022.

The ratio of total equity to total assets was 6.78% at March 31, 2023, compared to a ratio of 6.81% at December 31, 2022.  Book value per share was $27.37 at March 31, 2023, compared to $26.40 at December 31, 2022.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with the Bancorp having a total risk-based capital ratio of 12.01% at March 31, 2023, compared to 12.37% at December 31, 2022.

See Note 10 to the Unaudited Consolidated Financial Statements for additional discussion regarding shareholders’ equity, including the stock repurchase program and regulatory capital requirements.

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

The Corporation utilizes the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, interest rate contracts and the pricing and structure of loans and deposits, to manage interest rate risk. The interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Notes 6 and 16 to the Unaudited Consolidated Financial Statements for additional information.

The ALCO uses income simulation to measure interest rate risk inherent in the Corporation’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, a 13- to 24-month horizon and a 60-month horizon. The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost savings to higher-cost time deposits in selected interest rate scenarios. Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

Management's Discussion and Analysis
The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2023 and December 31, 2022, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and NIM over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2023 and December 31, 2022.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward, as well as 100 or 200 basis points downward over a 12-month period, except for savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Since market interest rates have risen sharply, management has incorporated the down 200 basis point scenario into the tabular presentation below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2023		December 31, 2022
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.25)%	0.60%	(1.09)%	1.55%
200 basis point rate decrease	(6.79)	(8.14)	(4.17)	(5.21)
100 basis point rate increase	0.56	(4.37)	(0.78)	(5.45)
200 basis point rate increase	3.14	(5.46)	0.35	(7.65)
300 basis point rate increase	5.73	(6.72)	1.42	(10.07)

The relative change in interest rate sensitivity from December 31, 2022, as shown in the above table, was largely attributable to the March 31, 2023 termination of an interest rate swap contract that was designated as a cash flow hedge to hedge the risk associated with a pool of variable rate commercial loans. This receive-fixed, pay-floating interest rate swap previously mitigated exposure to declining rates and reduced positive exposure to rising rates. See Note 6 to the Unaudited Consolidated Financial Statements for additional information on the termination.

As of March 31, 2023, the ALCO estimates that negative exposure of net interest income to falling rates as compared to an unchanged rate scenario in Year 1 results from a more rapid decline in earning asset yields compared to rates paid on deposits.  If market interest rates were to fall and remain lower for a sustained period, certain savings and time deposit rates could decline more slowly and by a lesser amount than other market interest rates.  For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude.  Asset yields would likely decline more rapidly than deposit costs as current asset holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market interest rates fall. The ALCO estimates that the positive exposure of net interest income in the down 100 basis point scenario in Year 2 results from a more rapid projected relative rate of decline in funding costs than asset yields. The negative exposure in the down 200 basis point scenario in Year 2 reflects the insensitivity of certain deposit rates to market interest rate declines as they approach their floors.

The positive exposure of net interest income in Year 1 to rising rates at March 31, 2023 as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term. For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude. The negative exposure to rising rates in Year 2 is due to a higher level of longer-term fixed rate assets, as well as

Management's Discussion and Analysis
larger proportion of wholesale funds to total sources of funds. Fixed rate assets would not reprice upward in a rising rate environment. Wholesale funds generally would reprice more quickly and by a greater amount than the repricing of in-market deposits in response to changes in market interest rates. As market rates increase, ALCO modeling assumes that deposits shift from low cost to higher cost deposits. This assumption reflects historical operating conditions in rising rate cycles. Although asset yields would increase in a rising interest rate environment, the cumulative impact of relative growth in rate-sensitive higher cost deposit categories and wholesale funds suggests that the increase in the Corporation’s cost of funds could result in a relative decline in net interest income in Year 2 compared to an unchanged rate scenario.

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

As part of its policy response to the COVID-19 pandemic in 2020, the Federal Reserve reduced its target range for the Fed Funds rate to 0% - 0.25%. This, and various Federal stimulus programs, had the effect of attracting low-cost deposits across the banking industry. During 2022 and into 2023, the Federal Reserve reversed policy and increased the target range to 4.75% - 5.00% as of March 31, 2023. This policy change has resulted in higher rates on existing deposit products and a shift of low-cost balances into higher cost alternatives, which could continue into the future, particularly if interest rates continue to rise. As such, the ALCO has modeled deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above. Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, as well as due to heightened uncertainty in the banking industry. This may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2023 and December 31, 2022 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$5,023	($23,058)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	56,283	(110,995)
Trust preferred debt and other corporate debt securities	(24)	24
Total change in market value as of March 31, 2023	$61,282	($134,029)
Total change in market value as of December 31, 2022	$63,712	($125,079)

Management's Discussion and Analysis
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

Management considers its accounting policy relating to the ACL on loans to be a critical accounting policy. There have been no material changes in the Corporation’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

For factors that could adversely impact Washington Trust’s future results of operations and financial condition, see Part II, Item 1A below and the section labeled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended March 31, 2023.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023 (“Annual Report”), based on information currently known to us and recent developments since the date of the Annual Report filing. The matters discussed below should be read in conjunction with the risks described in Part I. Item 1A. “Risk Factors” of our Annual Report. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of the Corporation’s common stock.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on May 1, 2023, First Republic Bank went into receivership and its deposits and substantially all of its assets were acquired by JPMorgan Chase Bank, National Association. Similarly, on March 10, 2023, Silicon Valley Bank went into receivership, and on March 12, 2023, Signature Bank went into receivership.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the Treasury, FDIC and Federal Reserve have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the Treasury, FDIC and Federal Reserve will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases of the Corporation’s shares of common stock in the first quarter of 2023:

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under plans
January 1 - 31, 2023	27,021	$42.37	27,021	822,979
February 1 - 28, 2023	172,979	43.91	172,979	650,000
March 1 - 31, 2023	—	—	—	650,000
Total	200,000	$43.70	200,000	650,000

See Note 10 for additional information regarding the 2023 Repurchase Program.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	May 4, 2023	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	May 4, 2023	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	May 4, 2023	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller
(principal accounting officer)