Form 10-Q
period 2023-06-30
WASHINGTON TRUST BANCORP INC
filed 2023-08-03
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	June 30, 2023	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of July 31, 2023 was 17,019,239.

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

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	June 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$124,877	$115,492
Short-term investments	3,439	2,930
Mortgage loans held for sale, at fair value	20,872	8,987
Available for sale debt securities, at fair value (amortized cost of $1,190,434, net of allowance for credit losses on securities of $0 at June 30, 2023; and amortized cost of $1,166,340; net of allowance for credit losses on securities of $0 at December 31, 2022)	1,022,458	993,928
Federal Home Loan Bank stock, at cost	45,868	43,463
Loans:
Total loans	5,381,113	5,110,139
Less: allowance for credit losses on loans	39,343	38,027
Net loans	5,341,770	5,072,112
Premises and equipment, net	32,591	31,550
Operating lease right-of-use assets	28,633	27,156
Investment in bank-owned life insurance	102,293	102,182
Goodwill	63,909	63,909
Identifiable intangible assets, net	4,130	4,554
Other assets	220,920	193,788
Total assets	$7,011,760	$6,660,051
Liabilities:
Deposits:
Noninterest-bearing deposits	$758,242	$858,953
Interest-bearing deposits	4,556,236	4,160,009
Total deposits	5,314,478	5,018,962
Federal Home Loan Bank advances	1,040,000	980,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	31,302	29,558
Other liabilities	144,138	155,181
Total liabilities	6,552,599	6,206,382
Commitments and contingencies (Note 16)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,019,238 shares outstanding at June 30, 2023 and 17,363,457 shares issued and 17,182,753 shares outstanding at December 31, 2022	1,085	1,085
Paid-in capital	125,685	127,056
Retained earnings	496,996	492,043
Accumulated other comprehensive loss	(148,827)	(157,800)
Treasury stock, at cost; 344,219 shares at June 30, 2023 and 180,704 shares at December 31, 2022	(15,778)	(8,715)
Total shareholders’ equity	459,161	453,669
Total liabilities and shareholders’ equity	$7,011,760	$6,660,051
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2023	2022	2023	2022
	Interest income:
	Interest and fees on loans	$65,449	$36,602	$125,198	$70,532
	Interest on mortgage loans held for sale	241	258	393	490
	Taxable interest on debt securities	7,403	4,918	14,597	9,148
	Dividends on Federal Home Loan Bank stock	858	63	1,455	130
	Other interest income	1,279	188	2,349	266
	Total interest and dividend income	75,230	42,029	143,992	80,566
	Interest expense:
	Deposits	29,704	3,963	49,293	7,066
	Federal Home Loan Bank advances	11,652	413	23,278	657
	Junior subordinated debentures	374	138	728	237
	Total interest expense	41,730	4,514	73,299	7,960
	Net interest income	33,500	37,515	70,693	72,606
	Provision for credit losses	700	(3,000)	1,500	(2,900)
	Net interest income after provision for credit losses	32,800	40,515	69,193	75,506
	Noninterest income:
	Wealth management revenues	9,048	10,066	17,711	20,597
	Mortgage banking revenues	1,753	2,082	2,998	5,583
	Card interchange fees	1,268	1,303	2,400	2,467
	Service charges on deposit accounts	667	763	1,444	1,431
	Loan related derivative income	247	669	196	970
	Income from bank-owned life insurance	879	615	2,044	1,216
	Other income	463	354	815	747
	Total noninterest income	14,325	15,852	27,608	33,011
	Noninterest expense:
	Salaries and employee benefits	20,588	20,381	42,372	41,383
	Outsourced services	3,621	3,375	7,117	6,617
	Net occupancy	2,416	2,174	4,853	4,474
	Equipment	1,050	938	2,078	1,856
	Legal, audit and professional fees	978	677	1,874	1,447
	FDIC deposit insurance costs	1,371	402	2,243	768
	Advertising and promotion	427	724	835	1,075
	Amortization of intangibles	212	216	424	433
	Other expenses	2,353	2,190	4,784	4,243
	Total noninterest expense	33,016	31,077	66,580	62,296
	Income before income taxes	14,109	25,290	30,221	46,221
	Income tax expense	2,853	5,333	6,153	9,781
	Net income	$11,256	$19,957	$24,068	$36,440

	Net income available to common shareholders	$11,237	$19,900	$24,020	$36,329
	Weighted average common shares outstanding - basic	17,011	17,303	17,042	17,317
	Weighted average common shares outstanding - diluted	17,030	17,414	17,085	17,451
Per share information:	Basic earnings per common share	$0.66	$1.15	$1.41	$2.10
	Diluted earnings per common share	$0.66	$1.14	$1.41	$2.08
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2023	2022	2023	2022
Net income	$11,256	$19,957	$24,068	$36,440
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	(9,827)	(35,942)	3,371	(85,402)
Net change in fair value of cash flow hedges	2,715	(2,973)	5,512	(13,308)
Net change in defined benefit plan obligations	45	325	90	650
Total other comprehensive (loss) income, net of tax	(7,067)	(38,590)	8,973	(98,060)
Total comprehensive income (loss)	$4,189	($18,633)	$33,041	($61,620)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended June 30, 2023	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2023	16,986	$1,085	$127,734	$495,231	($141,760)	($17,307)	$464,983
Net income	—	—	—	11,256	—	—	11,256
Total other comprehensive loss, net of tax	—	—	—	—	(7,067)	—	(7,067)
Cash dividends declared ($0.56 per share)	—	—	—	(9,491)	—	—	(9,491)
Share-based compensation	—	—	87	—	—	—	87
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	33	—	(2,136)	—	—	1,529	(607)
Balance at June 30, 2023	17,019	$1,085	$125,685	$496,996	($148,827)	($15,778)	$459,161

For the six months ended June 30, 2023	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2022	17,183	$1,085	$127,056	$492,043	($157,800)	($8,715)	$453,669
Net income	—	—	—	24,068	—	—	24,068
Total other comprehensive income, net of tax	—	—	—	—	8,973	—	8,973
Cash dividends declared ($1.12 per share)	—	—	—	(19,115)	—	—	(19,115)
Share-based compensation	—	—	945	—	—	—	945
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	36	—	(2,316)	—	—	1,678	(638)
Treasury stock purchased under 2023 Repurchase Program	(200)	—	—	—	—	(8,741)	(8,741)
Balance at June 30, 2023	17,019	$1,085	$125,685	$496,996	($148,827)	($15,778)	$459,161

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended June 30, 2022	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at March 31, 2022	17,332	$1,085	$127,355	$465,295	($79,451)	($1,092)	$513,192
Net income	—	—	—	19,957	—	—	19,957
Total other comprehensive loss, net of tax	—	—	—	—	(38,590)	—	(38,590)
Cash dividends declared ($0.54 per share)	—	—	—	(9,363)	—	—	(9,363)
Share-based compensation	—	—	725	—	—	—	725
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	33	—	(2,001)	—	—	1,297	(704)
Treasury stock purchased under 2021 Repurchase Program	(175)	—	—	—	—	(8,583)	(8,583)
Balance at June 30, 2022	17,190	$1,085	$126,079	$475,889	($118,041)	($8,378)	$476,634

For the six months ended June 30, 2022	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2021	17,331	$1,085	$126,511	$458,310	($19,981)	($1,117)	$564,808
Net income	—	—	—	36,440	—	—	36,440
Total other comprehensive loss, net of tax	—	—	—	—	(98,060)	—	(98,060)
Cash dividends declared ($1.08 per share)	—	—	—	(18,861)	—	—	(18,861)
Share-based compensation	—	—	1,613	—	—	—	1,613
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	34	—	(2,045)	—	—	1,322	(723)
Treasury stock purchased under 2021 Repurchase Program	(175)	—	—	—	—	(8,583)	(8,583)
Balance at June 30, 2022	17,190	$1,085	$126,079	$475,889	($118,041)	($8,378)	$476,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Six months ended June 30,	2023	2022
	Cash flows from operating activities:
	Net income	$24,068	$36,440
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	1,500	(2,900)
	Depreciation of premises and equipment	1,979	1,670
	Net amortization of premiums and discounts on debt securities and loans	707	1,846
	Amortization of intangibles	424	433
	Share-based compensation	945	1,613
	Tax (expense) benefit from stock option exercises and other equity awards	(5)	64
	Income from bank-owned life insurance	(2,044)	(1,216)
	Net gains on loan sales, including changes in fair value	(1,871)	(4,672)
	Proceeds from sales of loans, net	86,762	195,358
	Loans originated for sale	(97,701)	(173,983)
	Increase in operating lease right-of-use assets	(1,477)	(1,406)
	Increase in operating lease liabilities	1,744	1,481
	Increase in other assets	(23,820)	(3,346)
	(Increase) decrease in other liabilities	(1,113)	218
	Net cash (used in) provided by operating activities	(9,902)	51,600
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(39,967)	(156,859)
	Available for sale debt securities: Other	(20,221)	(10,250)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	35,133	74,666
	Available for sale debt securities: Other	250	—
	Net purchases of Federal Home Loan Bank stock	(2,405)	(3,269)
Purchases of other equity investments, net		(188)	(375)
	Net increase in loans	(267,157)	(203,926)
	Purchases of loans	(3,653)	(1,362)
	Purchases of premises and equipment	(3,020)	(2,481)
	Purchases of bank-owned life insurance	—	(7,000)
	Proceeds from bank-owned life insurance	1,566	—
	Equity investments in real estate limited partnerships	(7,167)	(1,861)
	Net cash used in investing activities	(306,829)	(312,717)
	Cash flows from financing activities:
	Net increase in deposits	295,516	26,578
	Proceeds from Federal Home Loan Bank advances	1,985,000	780,000
	Repayments of Federal Home Loan Bank advances	(1,925,000)	(597,000)
	Purchases of treasury stock	(8,741)	(8,583)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(638)	(723)
	Cash dividends paid	(19,512)	(19,025)
	Net cash provided by financing activities	326,625	181,247
	Net increase (decrease) in cash and cash equivalents	9,894	(79,870)
	Cash and cash equivalents at beginning of period	118,422	178,493
	Cash and cash equivalents at end of period	$128,316	$98,623

	Noncash Activities:
	Loans charged-off	$113	$59
	Loans transferred to property acquired through foreclosure or repossession	683	—
	Commitment for equity investments in real estate limited partnerships	3,967	8,360
	Supplemental Disclosures:
	Interest payments	$64,691	$7,637
	Income tax payments	4,446	7,611
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

The Unaudited Consolidated Financial Statements include the accounts of the Bancorp and its wholly-owned subsidiaries, except subsidiaries that are not deemed necessary to be consolidated.  Through consolidation, intercompany balances and transactions have been eliminated.

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

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2023
Financial Instruments - Credit Losses - ASC 326
ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), was issued in March 2022 to provide updates on the accounting treatment for TDRs and related disclosures requirements, as well as modifying the disclosure requirement associated with the existing credit quality indicators “vintage” disclosure. With respect to TDRs, ASU 2022-02 eliminates the recognition and measurement guidance for TDRs under current GAAP and instead requires that the Corporation evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with the current GAAP treatment for other loan modifications. In addition, ASU 2022-02 eliminates existing disclosure requirements on TDRs and replaces with enhanced disclosure requirements related to certain loan modifications made to borrowers experiencing financial difficulty. ASU 2022-02 also provides an update to the existing credit quality indicators “vintage” tabular disclosure requiring current period gross write-offs to be disclosed by year of origination for each loan segment. The Corporation adopted the provisions of ASU 2022-02 on January 1, 2023 on a prospective basis. Historical disclosures on TDRs were removed from this report in accordance with the provisions of this ASU. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Business Combinations - ASC 805
ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), was issued in October 2021 to clarify the accounting for contract cost assets and contract liabilities acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. The provisions of ASU 2021-08 clarify that contract cost assets and contract liabilities acquired in a business combination should be accounted for in accordance with ASC 606, as if the acquirer had originated the contracts. The Corporation adopted the provisions of ASU 2021-08 on January 1, 2023 on a prospective basis. The adoption of ASU 2021-08 did not have a material impact on the Corporation’s consolidated financial statements.

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

Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
June 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$250,952	$—	($29,926)	$—	$221,026
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	916,912	129	(135,857)	—	781,184
Individual name issuer trust preferred debt securities	9,394	—	(897)	—	8,497
Corporate bonds	13,176	—	(1,425)	—	11,751
Total available for sale debt securities	$1,190,434	$129	($168,105)	$—	$1,022,458

(Dollars in thousands)
December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$231,203	$1	($31,622)	$—	$199,582
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	912,581	269	(138,748)	—	774,102
Individual name issuer trust preferred debt securities	9,387	—	(627)	—	8,760
Corporate bonds	13,169	—	(1,685)	—	11,484
Total available for sale debt securities	$1,166,340	$270	($172,682)	$—	$993,928

Accrued interest receivable on available for sale debt securities totaled $3.6 million and $3.1 million, respectively, as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, securities with a fair value of $285.2 million and $294.8 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits and for other purposes. See Note 9 for additional disclosure on FHLB borrowings.

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

(Dollars in thousands)
June 30, 2023	Amortized Cost	Fair Value
Due in one year or less	$105,625	$90,019
Due after one year to five years	499,632	431,034
Due after five years to ten years	335,086	288,019
Due after ten years	250,091	213,386
Total debt securities	$1,190,434	$1,022,458

Included in the above table are debt securities with an amortized cost balance of $273.0 million and a fair value of $240.8 million at June 30, 2023 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 1 year to 14 years, with call features ranging from 1 month to 13 months.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
June 30, 2023	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$48,871	($1,129)	19	$172,155	($28,797)	23	$221,026	($29,926)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	53	172,349	(7,955)	123	596,901	(127,902)	176	769,250	(135,857)
Individual name issuer trust preferred debt securities	—	—	—	3	8,497	(897)	3	8,497	(897)
Corporate bonds	—	—	—	4	11,751	(1,425)	4	11,751	(1,425)
Total	57	$221,220	($9,084)	149	$789,304	($159,021)	206	$1,010,524	($168,105)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2022	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$20,115	($638)	18	$169,466	($30,984)	22	$189,581	($31,622)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	95	288,777	(24,960)	66	471,355	(113,788)	161	760,132	(138,748)
Individual name issuer trust preferred debt securities	—	—	—	3	8,760	(627)	3	8,760	(627)
Corporate bonds	—	—	—	4	11,484	(1,685)	4	11,484	(1,685)
Total	99	$308,892	($25,598)	91	$661,065	($147,084)	190	$969,957	($172,682)

There were no debt securities on nonaccrual status at June 30, 2023 and 2022 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2023 and 2022.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of June 30, 2023, the Corporation does not intend to sell these debt securities and has determined that it is more-likely-than-not that the Corporation would not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of these debt securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. As a result, there was no ACL recorded at both June 30, 2023 and December 31, 2022.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at June 30, 2023. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at June 30, 2023 included three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of June 30, 2023, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $278 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between June 30, 2023 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at June 30, 2023 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of June 30, 2023, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $122 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between June 30, 2023 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial:
Commercial real estate (1)	$1,940,030	$1,829,304
Commercial & industrial (2)	611,472	656,397
Total commercial	2,551,502	2,485,701
Residential Real Estate:
Residential real estate (3)	2,510,125	2,323,002
Consumer:
Home equity	301,116	285,715
Other (4)	18,370	15,721
Total consumer	319,486	301,436
Total loans (5)	$5,381,113	$5,110,139
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
(5)Includes net unamortized loan origination costs of $12.5 million and $11.6 million, respectively, at June 30, 2023 and December 31, 2022 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $302 thousand and $318 thousand, respectively, at June 30, 2023 and December 31, 2022.

Loan balances exclude accrued interest receivable of $20.2 million and $17.6 million, respectively, as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, loans amounting to $2.9 billion and $2.4 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 9 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
June 30, 2023	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$1,940,030	$1,940,030
Commercial & industrial	3	220	—	223	611,249	611,472
Total commercial	3	220	—	223	2,551,279	2,551,502
Residential Real Estate:
Residential real estate	1,943	973	1,468	4,384	2,505,741	2,510,125
Consumer:
Home equity	1,136	333	40	1,509	299,607	301,116
Other	214	—	—	214	18,156	18,370
Total consumer	1,350	333	40	1,723	317,763	319,486
Total loans	$3,296	$1,526	$1,508	$6,330	$5,374,783	$5,381,113

(Dollars in thousands)	Days Past Due
December 31, 2022	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$1,187	$—	$—	$1,187	$1,828,117	$1,829,304
Commercial & industrial	265	—	—	265	656,132	656,397
Total commercial	1,452	—	—	1,452	2,484,249	2,485,701
Residential Real Estate:
Residential real estate	4,793	303	3,779	8,875	2,314,127	2,323,002
Consumer:
Home equity	1,103	132	—	1,235	284,480	285,715
Other	16	—	—	16	15,705	15,721
Total consumer	1,119	132	—	1,251	300,185	301,436
Total loans	$7,364	$435	$3,779	$11,578	$5,098,561	$5,110,139

Included in past due loans as of June 30, 2023 and December 31, 2022, were nonaccrual loans of $3.7 million and $7.2 million, respectively. In addition, all loans 90 days or more past due at June 30, 2023 and December 31, 2022 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	899	—
Total commercial	899	—
Residential Real Estate:
Residential real estate	8,542	11,894
Consumer:
Home equity	966	952
Other	—	—
Total consumer	966	952
Total nonaccrual loans	$10,407	$12,846
Accruing loans 90 days or more past due	$—	$—

No ACL was deemed necessary on nonaccrual loans with carrying values of $2.0 million and $6.5 million, respectively, as of June 30, 2023 and December 31, 2022.

Nonaccrual loans of $6.7 million and $5.7 million, respectively, at June 30, 2023 and December 31, 2022 were current as to the payment of principal and interest.

As of June 30, 2023 and December 31, 2022, nonaccrual loans secured by one- to four-family residential property amounting to $763 thousand and $2.9 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2023.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2023	2022	2023	2022
Commercial:
Commercial real estate	$—	$—	$—	$—
Commercial & industrial	21	—	33	—
Total commercial	21	—	33	—
Residential Real Estate:
Residential real estate	89	69	182	167
Consumer:
Home equity	20	8	42	15
Other	1	2	2	2
Total consumer	21	10	44	17
Total	$131	$79	$259	$184

Troubled Loan Modifications
As disclosed in Note 2, the Corporation adopted ASU 2022-02, which eliminated the accounting guidance for TDRs and added enhanced disclosures with respect to certain modifications for borrowers experiencing financial difficulty. Effective January 1, 2023, a loan that has been modified is considered a troubled loan modification, or TLM, when the following conditions are met: (1) the modification is considered a continuation of an existing loan and not a new loan in accordance

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
with GAAP, (2) the modification is made to a borrower experiencing financial difficulty and (3) the modification has a direct impact to the contractual cash flows. Modifications with direct impact to contractual cash flows are defined as: principal forgiveness, interest rate reductions, maturity extensions, other-than-insignificant payment delays, or any combination thereof. If each of the aforementioned criteria are met, then the modification is considered a TLM and subject to the enhanced disclosure requirements. During the three and six months ended June 30, 2023, there were no TLMs.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. Prior to January 1, 2023, individually analyzed loans also included TDRs.

As of June 30, 2023, individually analyzed loans amounted to $2.0 million, all of which were considered collateral dependent. As of December 31, 2022, individually analyzed loans amounted to $10.0 million, of which $8.5 million were considered collateral dependent.

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

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	June 30, 2023		December 31, 2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$—	$—	$2,103	$—
Commercial & industrial (2)	899	—	—	—
Total commercial	899	—	2,103	—
Residential Real Estate:
Residential real estate (3)	1,131	—	5,760	—
Consumer:
Home equity (3)	—	—	592	—
Other	—	—	—	—
Total consumer	—	—	592	—
Total	$2,030	$—	$8,455	$—
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of June 30, 2023:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$154,806	$566,582	$396,671	$179,064	$157,234	$379,606	$10,977	$1,139	$1,846,079
Special Mention	22,747	—	17,863	52	27,636	25,594	59	—	93,951
Classified	—	—	—	—	—	—	—	—	—
Total CRE	177,553	566,582	414,534	179,116	184,870	405,200	11,036	1,139	1,940,030
CRE gross charge-offs	—	—	—	—	—	—	—	—	—

C&I:
Pass	14,828	125,865	68,250	51,898	86,043	157,798	90,177	938	595,797
Special Mention	12,841	831	—	—	184	—	920	—	14,776
Classified	—	—	203	—	696	—	—	—	899
Total C&I	27,669	126,696	68,453	51,898	86,923	157,798	91,097	938	611,472
C&I gross charge-offs (1)	20	—	—	—	—	—	—	—	20

Residential Real Estate:
Residential real estate:
Current	251,971	831,528	689,071	265,134	118,687	349,350	—	—	2,505,741
Past Due	—	—	392	368	263	3,361	—	—	4,384
Total residential real estate	251,971	831,528	689,463	265,502	118,950	352,711	—	—	2,510,125
Residential real estate gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	17,474	16,317	7,574	3,233	2,229	4,959	237,908	9,913	299,607
Past Due	—	—	—	—	—	194	311	1,004	1,509
Total home equity	17,474	16,317	7,574	3,233	2,229	5,153	238,219	10,917	301,116
Home equity gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	4,373	3,830	3,846	1,129	177	4,550	251	—	18,156
Past Due	14	—	—	199	—	1	—	—	214
Total other	4,387	3,830	3,846	1,328	177	4,551	251	—	18,370
Other gross charge-offs (1)	85	—	8	—	—	—	—	—	93

Total loans	$479,054	$1,544,953	$1,183,870	$501,077	$393,149	$925,413	$340,603	$12,994	$5,381,113
Total gross charge-offs	$105	$—	$8	$—	$—	$—	$—	$—	$113
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

The following table presents the activity in the ACL on loans for the three months ended June 30, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$21,374	$9,833	$31,207	$6,239	$978	$356	$1,334	$38,780
Charge-offs	—	(9)	(9)	—	—	(43)	(43)	(52)
Recoveries	—	4	4	—	2	9	11	15
Provision	652	(400)	252	203	59	86	145	600
Ending Balance	$22,026	$9,428	$31,454	$6,442	$1,039	$408	$1,447	$39,343

The following table presents the activity in the ACL on loans for the six months ended June 30, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,435	$10,356	$28,791	$7,740	$1,115	$381	$1,496	$38,027
Charge-offs	—	(20)	(20)	—	—	(93)	(93)	(113)
Recoveries	—	9	9	—	3	17	20	29
Provision	3,591	(917)	2,674	(1,298)	(79)	103	24	1,400
Ending Balance	$22,026	$9,428	$31,454	$6,442	$1,039	$408	$1,447	$39,343

The following table presents the activity in the ACL on loans for the three months ended June 30, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,460	$11,222	$29,682	$8,066	$1,098	$390	$1,488	$39,236
Charge-offs	—	(4)	(4)	—	—	(19)	(19)	(23)
Recoveries	—	15	15	—	2	16	18	33
Provision	(1,263)	(901)	(2,164)	(758)	(60)	53	(7)	(2,929)
Ending Balance	$17,197	$10,332	$27,529	$7,308	$1,040	$440	$1,480	$36,317

The following table presents the activity in the ACL on loans for the six months ended June 30, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088
Charge-offs	—	(9)	(9)	—	—	(50)	(50)	(59)
Recoveries	145	21	166	21	4	26	30	217
Provision	(1,881)	(512)	(2,393)	(573)	(33)	70	37	(2,929)
Ending Balance	$17,197	$10,332	$27,529	$7,308	$1,040	$440	$1,480	$36,317

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 6 - Derivative Financial Instruments
The Corporation’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Corporation’s known or expected cash receipts and its known or expected cash payments, principally to manage the Corporation’s interest rate risk. Additionally, the Corporation enters into interest rate derivatives to accommodate the business requirements of its customers. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  Derivative assets are included in other assets and derivative liabilities are included in other liabilities in the Unaudited Consolidated Balance Sheets. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

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

Cash Flow Hedging Instruments
As of June 30, 2023 and December 31, 2022, the Corporation had interest rate swap contracts that were designated as cash flow hedges to hedge the interest rate risk associated with short-term borrowings.

Additionally, the Corporation had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At June 30, 2023, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $24.4 million, or $18.5 million after tax.

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

The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$100,000	$1,964	$—	$320,000	$548	$31,178
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	875,201	91	66,670	935,099	32	68,137
Mirror contracts with counterparties	875,201	66,295	91	935,099	67,797	61
Risk participation agreements	289,237	—	1	282,191	—	2
Mortgage loan commitments:
Interest rate lock commitments	30,136	347	16	12,201	144	4
Forward sale commitments	66,285	284	115	23,150	58	150
Gross amounts		68,981	66,893		68,579	99,532
Less: amounts offset (2)		91	91		23,524	23,524
Derivative balances, net of offset		68,890	66,802		45,055	76,008
Less: collateral pledged (3)		—	—		—	7,716
Net amounts		$68,890	$66,802		$45,055	$68,292
(1)The fair value of derivative assets includes accrued interest receivable of $153 thousand and $24 thousand, respectively, at June 30, 2023 and December 31, 2022. The fair value of derivative liabilities includes accrued interest payable $856 thousand at December 31, 2022.
(2)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(3)Collateral pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Loss), Net of Tax
	Three Months		Six Months
Periods ended June 30,	2023	2022	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$2,715	($2,973)	$5,512	($13,308)
Total	$2,715	($2,973)	$5,512	($13,308)

For derivatives designated as cash flow hedging instruments, see Note 14 for additional disclosure pertaining to the amounts and location of reclassifications from AOCL into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Noninterest Income
		Three Months		Six Months
Periods ended June 30,	Statement of Income Location	2023	2022	2023	2022
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	($20,492)	($18,800)	($9,360)	($59,622)
Mirror interest rate contracts with counterparties	Loan related derivative income	20,696	19,421	9,524	60,543
Risk participation agreements	Loan related derivative income	43	48	32	49
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(72)	212	191	(722)
Forward sale commitments	Mortgage banking revenues	482	740	358	3,731
Total		$657	$1,621	$745	$3,979

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Aggregate fair value	$20,872	$8,987
Aggregate principal balance	20,727	8,860
Difference between fair value and principal balance	$145	$127

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to a decrease of $6 thousand to mortgage banking revenues for the three months ended June 30, 2023 and an increase of

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
$18 thousand for the six months ended June 30, 2023. This compared to an increase of $327 thousand to mortgage banking revenues for the three months ended June 30, 2022 and a decrease of $748 thousand for the six months ended June 30, 2022.

There were no mortgage loans held for sale 90 days or more past due as of June 30, 2023 and December 31, 2022.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at June 30, 2023 and December 31, 2022.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at June 30, 2023 and December 31, 2022.

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

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of June 30, 2023 and December 31, 2022, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$221,026	$—	$221,026	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	781,184	—	781,184	—
Individual name issuer trust preferred debt securities	8,497	—	8,497	—
Corporate bonds	11,751	—	11,751	—
Mortgage loans held for sale	20,872	—	20,872	—
Derivative assets	68,890	—	68,890	—
Total assets at fair value on a recurring basis	$1,112,220	$—	$1,112,220	$—
Liabilities:
Derivative liabilities	$66,802	$—	$66,802	$—
Total liabilities at fair value on a recurring basis	$66,802	$—	$66,802	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$199,582	$—	$199,582	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	774,102	—	774,102	—
Individual name issuer trust preferred debt securities	8,760	—	8,760	—
Corporate bonds	11,484	—	11,484	—
Mortgage loans held for sale	8,987	—	8,987	—
Derivative assets	45,055	—	45,055	—
Total assets at fair value on a recurring basis	$1,047,970	$—	$1,047,970	$—
Liabilities:
Derivative liabilities	$76,008	$—	$76,008	$—
Total liabilities at fair value on a recurring basis	$76,008	$—	$76,008	$—

Items Recorded at Fair Value on a Nonrecurring Basis
There were no assets written down to fair value during the six months ended June 30, 2023 or during the twelve months ended December 31, 2022.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items for which Fair Value is Only Disclosed
The estimated fair values and related carrying amounts for financial instruments for which fair value is only disclosed are presented below as of the periods indicated. The tables exclude financial instruments for which the carrying value approximates fair value such as cash and cash equivalents, FHLB stock, accrued interest receivable, BOLI, non-maturity deposits and accrued interest payable. The Corporation considers cash and cash equivalents, accrued interest receivable and accrued interest payable as Level 1 measurements within the fair value hierarchy. The Corporation considers FHLB stock, BOLI and non-maturity deposits as Level 2 measurements.

(Dollars in thousands)
June 30, 2023	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$5,341,770	$5,186,648	$—	$—	$5,186,648

Financial Liabilities:
Time deposits	$1,650,301	$1,680,845	$—	$1,680,845	$—
FHLB advances	1,040,000	1,036,181	—	1,036,181	—
Junior subordinated debentures	22,681	18,523	—	18,523	—

(Dollars in thousands)
December 31, 2022	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$5,072,112	$4,929,449	$—	$—	$4,929,449

Financial Liabilities:
Time deposits	$1,122,882	$1,137,219	$—	$1,137,219	$—
FHLB advances	980,000	978,590	—	978,590	—
Junior subordinated debentures	22,681	18,963	—	18,963	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 8 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Noninterest-bearing:
Demand deposits	$758,242	$858,953
Interest-bearing:
Interest-bearing demand deposits (1)	428,306	333,197
NOW accounts	791,887	871,875
Money market accounts	1,164,557	1,255,805
Savings accounts	521,185	576,250
Time deposits (2)	1,650,301	1,122,882
Total interest-bearing deposits	$4,556,236	$4,160,009
Total deposits	$5,314,478	$5,018,962
(1)Includes wholesale brokered demand deposit balances of $0 and $31,153, respectively, as of June 30, 2023 and December 31, 2022.
(2)Includes wholesale brokered time deposit balances of $601,481 and $327,044, respectively, as of June 30, 2023 and December 31, 2022.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2023 to December 31, 2023	$925,315	4.02%
2024	569,983	4.28
2025	73,216	2.66
2026	34,133	2.25
2027	41,248	3.29
2028 and thereafter	6,406	3.40
Balance at June 30, 2023	$1,650,301	3.99%

Time certificates of deposit in denominations of $250 thousand or more totaled $273.9 million and $200.9 million, respectively, at June 30, 2023 and December 31, 2022.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 9 - Borrowings
Advances payable to the FHLB amounted to $1.0 billion and $980.0 million, respectively, at June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, the Bank had access to a $40.0 million unused line of credit with the FHLB. Additionally, the Bank had a $215.0 million standby letter of credit with the FHLB at June 30, 2023 and December 31, 2022. This standby letter of credit was executed in 2022 to collateralize an institutional deposit. The Bank had remaining available borrowing capacity of $968.0 million and $668.3 million, respectively, with the FHLB at June 30, 2023 and December 31, 2022. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of June 30, 2023:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
July 1, 2023 to December 31, 2023	$440,000	5.20%
2024	220,000	4.94
2025	155,000	4.58
2026	125,000	4.43
2027	45,000	4.24
2028 and thereafter	55,000	4.17
Balance at June 30, 2023	$1,040,000	4.86%

Note 10 - Shareholders' Equity
Stock Repurchase Program
The 2023 Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2023 Repurchase Program commenced on January 1, 2023 and expires on December 31, 2023, and may be modified, suspended, or discontinued at any time. During the six months ended June 30, 2023, the Corporation repurchased 200,000 shares, at an average price of $43.70 and a total cost of $8.7 million, all of which was repurchased in January and February.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at June 30, 2023 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$603,731	11.81%	$408,810	8.00%	N/A	N/A
Bank	587,273	11.50	408,686	8.00	$510,858	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	566,735	11.09	306,608	6.00	N/A	N/A
Bank	550,277	10.77	306,515	6.00	408,686	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	544,739	10.66	229,956	4.50	N/A	N/A
Bank	550,277	10.77	229,886	4.50	332,058	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	566,735	8.05	281,519	4.00	N/A	N/A
Bank	550,277	7.82	281,432	4.00	351,790	5.00

December 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	605,005	12.37	391,363	8.00	N/A	N/A
Bank	588,090	12.02	391,260	8.00	489,074	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	571,794	11.69	293,522	6.00	N/A	N/A
Bank	554,879	11.35	293,445	6.00	391,260	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	549,798	11.24	220,142	4.50	N/A	N/A
Bank	554,879	11.35	220,083	4.50	317,898	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	571,794	8.65	264,295	4.00	N/A	N/A
Bank	554,879	8.40	264,177	4.00	330,222	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at June 30, 2023 and December 31, 2022.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both June 30, 2023 and December 31, 2022, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

For the three months ended June 30,	2023		2022
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$33,500	$—	$37,515	$—
Noninterest income:
Wealth management revenues	9,048	9,048	10,066	10,066
Mortgage banking revenues	1,753	—	2,082	—
Card interchange fees	1,268	1,268	1,303	1,303
Service charges on deposit accounts	667	667	763	763
Loan related derivative income	247	—	669	—
Income from bank-owned life insurance	879	—	615	—
Other income	463	344	354	278
Total noninterest income	14,325	11,327	15,852	12,410
Total revenues	$47,825	$11,327	$53,367	$12,410
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

For the six months ended June 30,	2023		2022
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$70,693	$—	$72,606	$—
Noninterest income:
Wealth management revenues	17,711	17,711	20,597	20,597
Mortgage banking revenues	2,998	—	5,583	—
Card interchange fees	2,400	2,400	2,467	2,467
Service charges on deposit accounts	1,444	1,444	1,431	1,431
Loan related derivative income	196	—	970	—
Income from bank-owned life insurance	2,044	—	1,216	—
Other income	815	620	747	564
Total noninterest income	27,608	22,175	33,011	25,059
Total revenues	$98,301	$22,175	$105,617	$25,059
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Six Months
Periods ended June 30,	2023	2022	2023	2022
Revenue recognized at a point in time:
Card interchange fees	$1,268	$1,303	$2,400	$2,467
Service charges on deposit accounts	425	605	983	1,154
Other income	281	214	497	443
Revenue recognized over time:
Wealth management revenues	9,048	10,066	17,711	20,597
Service charges on deposit accounts	242	158	461	277
Other income	63	64	123	121
Total revenues from contracts in scope of Topic 606	$11,327	$12,410	$22,175	$25,059

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $5.6 million and $5.1 million, respectively, at June 30, 2023 and December 31, 2022 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both June 30, 2023 and December 31, 2022 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $1.9 million and $2.1 million, respectively, at June 30, 2023 and December 31, 2022 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Six Months		Three Months		Six Months
Periods ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
Net Periodic Benefit Cost:
Service cost (1)	$350	$515	$701	$1,031	$39	$55	$78	$109
Interest cost (2)	887	592	1,771	1,184	177	106	353	212
Expected return on plan assets (2)	(1,148)	(1,158)	(2,295)	(2,317)	—	—	—	—
Recognized net actuarial loss (2)	—	255	—	510	60	173	119	346
Net periodic benefit cost	$89	$204	$177	$408	$276	$334	$550	$667
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the six months ended June 30,	2023	2022	2023	2022
Measurement date	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021
Equivalent single discount rate for benefit obligations	5.54%	3.00%	5.50%	2.89%
Equivalent single discount rate for service cost	5.60	3.11	5.61	3.16
Equivalent single discount rate for interest cost	5.43	2.67	5.40	2.48
Expected long-term return on plan assets	5.25	5.25	N/A	N/A
Rate of compensation increase	5.00	3.75	5.00	3.75

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Three months ended June 30,	2023	2022	2023	2022	2023	2022
Net interest income (expense)	$33,486	$37,563	$14	($48)	$33,500	$37,515
Provision for credit losses	700	(3,000)	—	—	700	(3,000)
Net interest income (expense) after provision for credit losses	32,786	40,563	14	(48)	32,800	40,515
Noninterest income	5,142	5,619	9,183	10,233	14,325	15,852
Noninterest expenses:
Depreciation and amortization expense	858	707	358	341	1,216	1,048
Other noninterest expenses	24,449	22,504	7,351	7,525	31,800	30,029
Total noninterest expenses	25,307	23,211	7,709	7,866	33,016	31,077
Income before income taxes	12,621	22,971	1,488	2,319	14,109	25,290
Income tax expense	2,518	4,748	335	585	2,853	5,333
Net income	$10,103	$18,223	$1,153	$1,734	$11,256	$19,957

Total assets at period end	$6,938,357	$5,908,644	$73,403	$74,247	$7,011,760	$5,982,891
Expenditures for long-lived assets	1,859	1,558	17	89	1,876	1,647

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Six months ended June 30,	2023	2022	2023	2022	2023	2022
Net interest income (expense)	$70,666	$72,671	$27	($65)	$70,693	$72,606
Provision for credit losses	1,500	(2,900)	—	—	1,500	(2,900)
Net interest income (expense) after provision for credit losses	69,166	75,571	27	(65)	69,193	75,506
Noninterest income	9,573	12,131	18,035	20,880	27,608	33,011
Noninterest expenses:
Depreciation and amortization expense	1,690	1,418	713	685	2,403	2,103
Other noninterest expenses	49,082	45,114	15,095	15,079	64,177	60,193
Total noninterest expenses	50,772	46,532	15,808	15,764	66,580	62,296
Income before income taxes	27,967	41,170	2,254	5,051	30,221	46,221
Income tax expense	5,605	8,545	548	1,236	6,153	9,781
Net income	$22,362	$32,625	$1,706	$3,815	$24,068	$36,440

Total assets at period end	$6,938,357	$5,908,644	$73,403	$74,247	$7,011,760	$5,982,891
Expenditures for long-lived assets	2,995	2,288	25	193	3,020	2,481

Note 14 - Other Comprehensive Income (Loss)
The following tables presents the activity in other comprehensive income (loss):

Three months ended June 30,	2023			2022
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	($12,929)	$3,102	($9,827)	($47,293)	$11,351	($35,942)
Cash Flow Hedges:
Change in fair value of cash flow hedges	1,696	(407)	1,289	(3,943)	946	(2,997)
Net cash flow hedge losses reclassified into earnings (1)	1,875	(449)	1,426	32	(8)	24
Net change in fair value of cash flow hedges	3,571	(856)	2,715	(3,911)	938	(2,973)
Defined Benefit Plan Obligations:
Amortization of net actuarial losses (2)	60	(15)	45	428	(103)	325
Total other comprehensive loss	($9,298)	$2,231	($7,067)	($50,776)	$12,186	($38,590)
(1)For the three months ended June 30, 2023 and 2022, the pre-tax amounts reclassified into earnings in the Unaudited Consolidated Statements of Income include a reduction of $2.1 million and an increase of $25 thousand, respectively, in interest and fees on loans, as well as a reduction of $264 thousand and an increase of $57 thousand, respectively, in FHLB interest expense.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Six months ended June 30,	2023			2022
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	$4,436	($1,065)	$3,371	($112,371)	$26,969	($85,402)
Cash flow hedges:
Change in fair value of cash flow hedges	2,742	(658)	2,084	(17,144)	4,114	(13,030)
Net cash flow hedge losses (gains) reclassified into earnings (1)	4,510	(1,082)	3,428	(367)	89	(278)
Net change in fair value of cash flow hedges	7,252	(1,740)	5,512	(17,511)	4,203	(13,308)
Defined benefit plan obligations:
Amortization of net actuarial losses (2)	119	(29)	90	856	(206)	650
Total other comprehensive income (loss)	$11,807	($2,834)	$8,973	($129,026)	$30,966	($98,060)
(1)For the six months ended June 30, 2023 and 2022, the pre-tax amounts reclassified into earnings in the Unaudited Consolidated Statements of Income include a reduction of $4.9 million and an increase of $518 thousand, respectively, in interest and fees on loans, as well as a reduction of $391 thousand and an increase of $151 thousand, respectively, in FHLB interest expense.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended June 30, 2023
Balance at March 31, 2023	($117,835)	($19,848)	($4,077)	($141,760)
Other comprehensive (loss) income before reclassifications	(9,827)	1,289	—	(8,538)
Amounts reclassified from accumulated other comprehensive (loss) income	—	1,426	45	1,471
Net other comprehensive (loss) income	(9,827)	2,715	45	(7,067)
Balance at June 30, 2023	($127,662)	($17,133)	($4,032)	($148,827)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the six months ended June 30, 2023
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)
Other comprehensive income before reclassifications	3,371	2,084	—	5,455
Amounts reclassified from accumulated other comprehensive income	—	3,428	90	3,518
Net other comprehensive income	3,371	5,512	90	8,973
Balance at June 30, 2023	($127,662)	($17,133)	($4,032)	($148,827)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended June 30, 2022
Balance at March 31, 2022	($56,255)	($14,348)	($8,848)	($79,451)
Other comprehensive loss before reclassifications	(35,942)	(2,997)	—	(38,939)
Amounts reclassified from accumulated other comprehensive loss	—	24	325	349
Net other comprehensive (loss) income	(35,942)	(2,973)	325	(38,590)
Balance at June 30, 2022	($92,197)	($17,321)	($8,523)	($118,041)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the six months ended June 30, 2022
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)
Other comprehensive income (loss) before reclassifications	(85,402)	(13,030)	—	(98,432)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(278)	650	372
Net other comprehensive (loss) income	(85,402)	(13,308)	650	(98,060)
Balance at June 30, 2022	($92,197)	($17,321)	($8,523)	($118,041)

Note 15 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2023	2022	2023	2022
Earnings for basic and diluted earnings per common share:
Net income	$11,256	$19,957	$24,068	$36,440
Less: dividends and undistributed earnings allocated to participating securities	(19)	(57)	(48)	(111)
Net income available to common shareholders	$11,237	$19,900	$24,020	$36,329

Shares:
Weighted average common shares outstanding	17,011	17,303	17,042	17,317
Dilutive effect of common stock equivalents	19	111	43	134
Weighted average diluted common shares outstanding	17,030	17,414	17,085	17,451

Earnings per common share:
Basic earnings per common share	$0.66	$1.15	$1.41	$2.10
Diluted earnings per common share	$0.66	$1.14	$1.41	$2.08

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 478,490 and 377,989, respectively, for the three and six months ended June 30, 2023, compared to 196,943 and 141,043, respectively, for the same periods in 2022.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At June 30, 2023 and December 31, 2022, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk (unfunded commitments):
Commitments to extend credit	$1,358,666	$1,308,873
Standby letters of credit	8,896	9,028
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	30,136	12,201
Forward sale commitments	66,285	23,150
Loan related derivative contracts:
Interest rate contracts with customers	875,201	935,099
Mirror interest rate contracts with counterparties	875,201	935,099
Risk participation-in agreements	226,976	221,247
Interest rate risk management contracts:
Interest rate swaps	100,000	320,000

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

The activity in the ACL on unfunded commitments for the three months ended June 30, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,368	$883	$2,251	$25	$—	$14	$14	$2,290
Provision	115	(6)	109	(10)	—	1	1	100
Ending Balance	$1,483	$877	$2,360	$15	$—	$15	$15	$2,390

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the six months ended June 30, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290
Provision	247	(111)	136	(35)	—	(1)	(1)	100
Ending Balance	$1,483	$877	$2,360	$15	$—	$15	$15	$2,390

The activity in the ACL on unfunded commitments for the three months ended June 30, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,335	$837	$2,172	$72	$—	$17	$17	$2,261
Provision	(56)	(3)	(59)	(14)	—	2	2	(71)
Ending Balance	$1,279	$834	$2,113	$58	$—	$19	$19	$2,190

The activity in the ACL on unfunded commitments for the six months ended June 30, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,267	$816	$2,083	$62	$—	$16	$16	$2,161
Provision	12	18	30	(4)	—	3	3	29
Ending Balance	$1,279	$834	$2,113	$58	$—	$19	$19	$2,190

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

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the full-year ended December 31, 2023 or any future period.

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
•regulatory, litigation and reputational risks; and
•changes in the assumptions used in making such forward-looking statements.

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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. In April 2023, we opened a new full-service branch in Barrington, Rhode Island. In addition, we have plans to open a branch in Smithfield, Rhode Island and another in the Olneyville section of Providence later in 2023 or early in 2024.

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

Management's Discussion and Analysis
Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2023	2022	$	%	2023	2022	$	%
Net interest income	$33,500	$37,515	($4,015)	(11%)	$70,693	$72,606	($1,913)	(3%)
Noninterest income	14,325	15,852	(1,527)	(10)	27,608	33,011	(5,403)	(16)
Total revenues	47,825	53,367	(5,542)	(10)	98,301	105,617	(7,316)	(7)
Provision for credit losses	700	(3,000)	3,700	123	1,500	(2,900)	4,400	152
Noninterest expense	33,016	31,077	1,939	6	66,580	62,296	4,284	7
Income before income taxes	14,109	25,290	(11,181)	(44)	30,221	46,221	(16,000)	(35)
Income tax expense	2,853	5,333	(2,480)	(47)	6,153	9,781	(3,628)	(37)
Net income	$11,256	$19,957	($8,701)	(44%)	$24,068	$36,440	($12,372)	(34%)

The following table presents a summary of performance metrics and ratios:

	Three Months		Six Months
Periods ended June 30,	2023	2022	2023	2022
Diluted earnings per common share	$0.66	$1.14	$1.41	$2.08
Return on average assets (net income divided by average assets)	0.65%	1.37%	0.71%	1.26%
Return on average equity (net income available for common shareholders divided by average equity)	9.67%	16.11%	10.46%	13.98%
Net interest income as a percentage of total revenues	70%	70%	72%	69%
Noninterest income as a percentage of total revenues	30%	30%	28%	31%

Net income totaled $11.3 million and $24.1 million, respectively, for the three and six months ended June 30, 2023, compared to $20.0 million and $36.4 million, respectively, for the same periods in 2022. Results in 2023 were impacted by steep increases in market interest rates and a decline in wealth management revenues.

In 2023, the decrease in net interest income was driven by increases in funding costs, which offset the benefit of higher yields on, and growth in, average interest-earning asset balances. The decline in noninterest income reflected lower mortgage banking revenues, as higher market interest rates have dampened mortgage activity. The decline in noninterest income also reflected lower wealth management asset-based revenues and AUA balances attributable to a higher level of client asset outflows, which were partially offset by net investment appreciation. The increased provisioning for credit losses reflected a higher level of loan growth in 2023 and continued negative outlook in economic forecasts, partially offset by continued strength in our asset and credit quality. The increase in noninterest expenses largely reflected increases in FDIC deposit insurance costs and salaries and employee benefits, as well as modest increases in a variety of other interest expense categories.

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

Three months ended June 30,	2023			2022			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$109,204	$1,279	4.70	$110,424	$188	0.68	($1,220)	$1,091	4.02
Mortgage loans held for sale	18,647	241	5.18	26,914	258	3.84	(8,267)	(17)	1.34
Taxable debt securities	1,201,973	7,403	2.47	1,096,611	4,918	1.80	105,362	2,485	0.67
FHLB stock	43,815	858	7.85	9,420	63	2.68	34,395	795	5.17
Commercial real estate	1,928,461	28,800	5.99	1,619,325	13,495	3.34	309,136	15,305	2.65
Commercial & industrial	615,101	9,458	6.17	620,543	6,115	3.95	(5,442)	3,343	2.22
Total commercial	2,543,562	38,258	6.03	2,239,868	19,610	3.51	303,694	18,648	2.52
Residential real estate	2,448,204	23,137	3.79	1,836,245	15,010	3.28	611,959	8,127	0.51
Home equity	292,195	4,082	5.60	256,771	2,075	3.24	35,424	2,007	2.36
Other	17,808	207	4.66	15,770	183	4.65	2,038	24	0.01
Total consumer	310,003	4,289	5.55	272,541	2,258	3.32	37,462	2,031	2.23
Total loans	5,301,769	65,684	4.97	4,348,654	36,878	3.40	953,115	28,806	1.57
Total interest-earning assets	6,675,408	75,465	4.53	5,592,023	42,305	3.03	1,083,385	33,160	1.50
Noninterest-earning assets	263,830			249,309			14,521
Total assets	$6,939,238			$5,841,332			$1,097,906
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$393,824	$4,090	4.17	$248,764	$222	0.36	$145,060	$3,868	3.81
NOW accounts	781,226	400	0.21	883,251	151	0.07	(102,025)	249	0.14
Money market accounts	1,199,761	9,302	3.11	1,268,496	1,139	0.36	(68,735)	8,163	2.75
Savings accounts	522,300	321	0.25	566,307	119	0.08	(44,007)	202	0.17
Time deposits (in-market)	1,000,284	7,960	3.19	809,697	1,951	0.97	190,587	6,009	2.22
Interest-bearing in-market deposits	3,897,395	22,073	2.27	3,776,515	3,582	0.38	120,880	18,491	1.89
Wholesale brokered demand deposits	28	—	—	20,233	46	0.91	(20,205)	(46)	(0.91)
Wholesale brokered time deposits	650,381	7,631	4.71	352,438	335	0.38	297,943	7,296	4.33
Wholesale brokered deposits	650,409	7,631	4.71	372,671	381	0.41	277,738	7,250	4.30
Total interest-bearing deposits	4,547,804	29,704	2.62	4,149,186	3,963	0.38	398,618	25,741	2.24
FHLB advances	979,835	11,652	4.77	151,736	413	1.09	828,099	11,239	3.68
Junior subordinated debentures	22,681	374	6.61	22,681	138	2.44	—	236	4.17
Total interest-bearing liabilities	5,550,320	41,730	3.02	4,323,603	4,514	0.42	1,226,717	37,216	2.60
Noninterest-bearing demand deposits	770,075			891,883			(121,808)
Other liabilities	152,616			130,273			22,343
Shareholders’ equity	466,227			495,573			(29,346)
Total liabilities and shareholders’ equity	$6,939,238			$5,841,332			$1,097,906
Net interest income (FTE)		$33,735			$37,791			($4,056)
Interest rate spread			1.51			2.61			(1.10)
Net interest margin			2.03			2.71			(0.68)

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended June 30,	2023	2022	Change
Commercial loans	$235	$276	($41)

Six months ended June 30,	2023			2022			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$106,253	$2,349	4.46	$146,852	$266	0.37	($40,599)	$2,083	4.09
Mortgage loans held for sale	15,905	393	4.98	27,688	490	3.57	(11,783)	(97)	1.41
Taxable debt securities	1,197,935	14,597	2.46	1,084,246	9,148	1.70	113,689	5,449	0.76
FHLB stock	44,952	1,455	6.53	10,849	130	2.42	34,103	1,325	4.11
Commercial real estate	1,894,087	54,100	5.76	1,625,537	25,386	3.15	268,550	28,714	2.61
Commercial & industrial	622,896	18,528	6.00	627,667	12,342	3.97	(4,771)	6,186	2.03
Total commercial	2,516,983	72,628	5.82	2,253,204	37,728	3.38	263,779	34,900	2.44
Residential real estate	2,400,997	44,801	3.76	1,788,431	28,997	3.27	612,566	15,804	0.49
Home equity	289,288	7,841	5.47	251,796	3,950	3.16	37,492	3,891	2.31
Other	17,110	391	4.61	16,349	378	4.66	761	13	(0.05)
Total consumer	306,398	8,232	5.42	268,145	4,328	3.25	38,253	3,904	2.17
Total loans	5,224,378	125,661	4.85	4,309,780	71,053	3.32	914,598	54,608	1.53
Total interest-earning assets	6,589,423	144,455	4.42	5,579,415	81,087	2.93	1,010,008	63,368	1.49
Noninterest-earning assets	252,733			273,521			(20,788)
Total assets	$6,842,156			$5,852,936			$989,220
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$346,255	$6,728	3.92	$248,580	$292	0.24	$97,675	$6,436	3.68
NOW accounts	801,296	758	0.19	865,647	281	0.07	(64,351)	477	0.12
Money market accounts	1,226,303	16,878	2.78	1,221,923	1,753	0.29	4,380	15,125	2.49
Savings accounts	544,159	636	0.24	563,837	191	0.07	(19,678)	445	0.17
Time deposits (in-market)	915,898	12,537	2.76	801,479	3,968	1.00	114,419	8,569	1.76
Interest-bearing in-market deposits	3,833,911	37,537	1.97	3,701,466	6,485	0.35	132,445	31,052	1.62
Wholesale brokered demand deposits	8,097	177	4.41	10,173	45	0.89	(2,076)	132	3.52
Wholesale brokered time deposits	539,333	11,579	4.33	403,826	536	0.27	135,507	11,043	4.06
Wholesale brokered deposits	547,430	11,756	4.33	413,999	581	0.28	133,431	11,175	4.05
Total interest-bearing deposits	4,381,341	49,293	2.27	4,115,465	7,066	0.35	265,876	42,227	1.92
FHLB advances	1,011,768	23,278	4.64	151,331	657	0.88	860,437	22,621	3.76
Junior subordinated debentures	22,681	728	6.47	22,681	237	2.11	—	491	4.36
Total interest-bearing liabilities	5,415,790	73,299	2.73	4,289,477	7,960	0.37	1,126,313	65,339	2.36
Noninterest-bearing demand deposits	802,506			915,918			(113,412)
Other liabilities	160,677			123,321			37,356
Shareholders’ equity	463,183			524,220			(61,037)
Total liabilities and shareholders’ equity	$6,842,156			$5,852,936			$989,220
Net interest income (FTE)		$71,156			$73,127			($1,971)
Interest rate spread			1.69			2.56			(0.87)
Net interest margin			2.18			2.64			(0.46)

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Six months ended June 30,	2023	2022	Change
Commercial loans	$463	$521	($58)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $33.5 million and $70.7 million, respectively, for the three and six months ended June 30, 2023, compared to $37.5 million and $72.6 million, respectively, for the same periods in 2022. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

Net interest income includes the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $50 thousand (or 1 basis point benefit to NIM) and $174 thousand (or 1 basis point benefit to NIM), respectively, for the three and six months ended June 30, 2023, compared to $62 thousand (or 0 basis point benefit to NIM) and $138 thousand (or 0 basis point benefit to NIM), respectively, for the same periods in 2022.

The analysis of net interest income, NIM and the yield on loans is impacted by changes in the level of net amortization of premiums and discounts on securities and loans, which is included in interest income. Changes in market interest rates affect the level of loan prepayments and the receipt of payments on mortgage-backed securities. Prepayment speeds generally increase as market interest rates decline and decrease as market interest rates rise. Changes in prepayment speeds could increase or decrease the level of net amortization of premiums and discounts, thereby affecting interest income. Additionally, as PPP loans were forgiven by the SBA in the previous year, related unamortized net fee balances were accelerated and amortized, increasing net interest income.

As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to interest income) amounted to $707 thousand for the six months ended June 30, 2023, compared $1.8 million for the same period in 2022. This included no accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA for the three and six months ended June 30, 2023, compared to $323 thousand (or 2 basis points benefit to NIM) and $1.1 million (or 4 basis points benefit to NIM), respectively, for the same periods in 2022.

FTE net interest income for the three and six months ended June 30, 2023 amounted to $33.7 million and $71.2 million, respectively, down by $4.1 million and $2.0 million, respectively, from the same periods in 2022. For the three and six months ended June 30, 2023, growth in average interest-earning assets net of increased average interest-bearing liability balances, contributed approximately $1.6 million and $4.0 million, respectively, of net interest income. Increases in funding costs outpaced increases in asset yields, reducing net interest income by $5.6 million and $5.9 million, respectively, for the three and six months ended June 30, 2023.

NIM was 2.03% and 2.18%, respectively, for the three and six months ended June 30, 2023, compared to 2.71% and 2.64%, respectively, for the same periods in 2022. While NIM benefited from higher market interest rates on loans, it was adversely impacted by a higher cost of funds.

Total average securities for the three and six months ended June 30, 2023 increased by $105.4 million and $113.7 million, respectively, from the average balances for the same periods a year earlier due to purchases of debt securities. The FTE rate of return on the securities portfolio for the three and six months ended June 30, 2023 was 2.47% and 2.46%, respectively, compared to 1.80% and 1.70%, respectively, for the same periods in 2022, reflecting the impact of higher market interest rates in 2023.

Total average loan balances for the three and six months ended June 30, 2023 increased by $953.1 million and $914.6 million, respectively, from the average loan balances for the comparable 2022 periods, largely reflecting growth in average residential real estate loan and CRE balances. The yield on total loans for the three and six months ended June 30, 2023 was 4.97% and 4.85%, respectively, compared to 3.40% and 3.32%, respectively, in the corresponding periods in 2022.

Management's Discussion and Analysis
The yield on total loans was impacted by the accelerated amortization of net deferred fee balances on PPP loans when such loans were forgiven by the SBA in 2022 and to a lesser extent by the periodic recognition of commercial loan prepayment fee income. Excluding the impact of these items, the yield on total loans for the three and six months ended June 30, 2023 was 4.97% and 4.84%, respectively, up from 3.37% and 3.26%, respectively, for the same periods in 2022, reflecting higher market interest rates.

Higher levels of wholesale funding were used in 2023 to fund balance sheet growth. The average balance of FHLB advances for the three and six months ended June 30, 2023 increased by $828.1 million and $860.4 million, respectively, compared to the average balances for the same periods in 2022. Due to increases in market interest rates, the average rate paid on such advances for the three and six months ended June 30, 2023 was 4.77% and 4.64%, respectively, up from 1.09% and 0.88%, respectively, for the same periods in 2022. Included in total average interest-bearing deposits were wholesale brokered deposits, which increased by $277.7 million and $133.4 million, respectively, from the same periods in 2022. Due to increases in market interest rates, the average rate paid on wholesale brokered deposits for the three and six months ended June 30, 2023 was 4.71% and 4.33%, respectively, compared to 0.41% and 0.28%, respectively, for the same periods in 2022.

As market interest rates rose, deposit balances shifted from lower cost deposits to higher cost deposits. Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three and six months ended June 30, 2023 increased by $120.9 million and $132.4 million, respectively, from the average balances for the same periods in 2022, with increases in time deposits and interest-bearing demand deposits. The average rate paid on in-market interest-bearing deposits for the three and six months ended June 30, 2023 was 2.27% and 1.97%, respectively, compared to 0.38% and 0.35%, respectively, from the same periods in 2022. The average balance of noninterest-bearing demand deposits for the three and six months ended June 30, 2023 decreased by $121.8 million and $113.4 million, respectively, from the average balances for the same periods in 2022.

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended June 30, 2023 vs. 2022			Six Months Ended June 30, 2023 vs. 2022
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	($2)	$1,093	$1,091	($95)	$2,178	$2,083
Mortgage loans held for sale	(92)	75	(17)	(251)	154	(97)
Taxable debt securities	510	1,975	2,485	1,035	4,414	5,449
FHLB stock	520	275	795	860	465	1,325
Commercial real estate	2,968	12,337	15,305	4,773	23,941	28,714
Commercial & industrial	(54)	3,397	3,343	(94)	6,280	6,186
Total commercial	2,914	15,734	18,648	4,679	30,221	34,900
Residential real estate	5,542	2,585	8,127	10,994	4,810	15,804
Home equity	320	1,687	2,007	658	3,233	3,891
Other	24	—	24	17	(4)	13
Total consumer	344	1,687	2,031	675	3,229	3,904
Total loans	8,800	20,006	28,806	16,348	38,260	54,608
Total interest income	9,736	23,424	33,160	17,897	45,471	63,368
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	289	3,579	3,868	161	6,275	6,436
NOW accounts	(20)	269	249	(23)	500	477
Money market accounts	(65)	8,228	8,163	6	15,119	15,125
Savings accounts	(10)	212	202	(7)	452	445
Time deposits (in-market)	560	5,449	6,009	643	7,926	8,569
Interest-bearing in-market deposits	754	17,737	18,491	780	30,272	31,052
Wholesale brokered demand deposits	(23)	(23)	(46)	(11)	143	132
Wholesale brokered time deposits	504	6,792	7,296	241	10,802	11,043
Wholesale brokered deposits	481	6,769	7,250	230	10,945	11,175
Total interest-bearing deposits	1,235	24,506	25,741	1,010	41,217	42,227
FHLB advances	6,944	4,295	11,239	12,915	9,706	22,621
Junior subordinated debentures	—	236	236	—	491	491
Total interest expense	8,179	29,037	37,216	13,925	51,414	65,339
Net interest income (FTE)	$1,557	($5,613)	($4,056)	$3,972	($5,943)	($1,971)

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

Management's Discussion and Analysis
The following table presents the provision for credit losses:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2023	2022	$	%	2023	2022	$	%
Provision for credit losses on loans	$600	($2,929)	$3,529	120%	$1,400	($2,929)	$4,329	148%
Provision for credit losses on unfunded commitments	100	(71)	$171	241	100	29	$71	245
Provision for credit losses	$700	($3,000)	$3,700	123%	$1,500	($2,900)	$4,400	152%

The provision recognized in 2023 provided for loan growth and reflected continued negative outlook in economic forecasts, partially offset by continued strength in asset and credit quality metrics. The negative provision recorded in 2022, reflected low loss rates and strong asset and credit quality that more than offset negative trends in macroeconomic forecasts and loan growth that was concentrated in residential real estate loans.

Net charge-offs totaled $37 thousand for the three months ended June 30, 2023, compared to net recoveries of $10 thousand for the same period in 2022. For the six months ended June 30, 2023, net charge-offs totaled $84 thousand, compared to net recoveries of $158 thousand for the same period in 2022.

The ACL on loans was $39.3 million, or 0.73% of total loans, at June 30, 2023, compared to $38.0 million, or 0.74% of total loans, at December 31, 2022. See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2023	2022	$	%	2023	2022	$	%
Noninterest income:
Wealth management revenues	$9,048	$10,066	($1,018)	(10%)	$17,711	$20,597	($2,886)	(14%)
Mortgage banking revenues	1,753	2,082	(329)	(16)	2,998	5,583	(2,585)	(46)
Card interchange fees	1,268	1,303	(35)	(3)	2,400	2,467	(67)	(3)
Service charges on deposit accounts	667	763	(96)	(13)	1,444	1,431	13	1
Loan related derivative income	247	669	(422)	(63)	196	970	(774)	(80)
Income from bank-owned life insurance	879	615	264	43	2,044	1,216	828	68
Other income	463	354	109	31	815	747	68	9
Total noninterest income	$14,325	$15,852	($1,527)	(10%)	$27,608	$33,011	($5,403)	(16%)

Noninterest Income Analysis
Revenue from wealth management services represented 64% of total noninterest income for the six months ended June 30, 2023, compared to 62% for the same period in 2022. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

Management's Discussion and Analysis
The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2023	2022	$	%	2023	2022	$	%
Wealth management revenues:
Asset-based revenues	$8,562	$9,641	($1,079)	(11%)	$16,991	$19,852	($2,861)	(14%)
Transaction-based revenues	486	425	61	14	720	745	(25)	(3)
Total wealth management revenues	$9,048	$10,066	($1,018)	(10%)	$17,711	$20,597	($2,886)	(14%)

Wealth management revenues for the three and six months ended June 30, 2023 decreased by $1.0 million and $2.9 million, respectively, from the same periods in 2022, reflecting a decrease in asset-based revenues. The change in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three and six months ended June 30, 2023 decreased by 12% and 15%, respectively, from the average balance for the same periods in 2022.

The end of period AUA balance amounted to $6.4 billion at June 30, 2023. The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2023	2022	2023	2022
Wealth management assets under administration:
Balance at the beginning of period	$6,163,422	$7,492,893	$5,961,990	$7,784,211
Net investment appreciation (depreciation) & income	259,788	(816,290)	546,050	(1,205,023)
Net client asset (outflows) inflows	(72,950)	(26,506)	(157,780)	70,909
Balance at the end of period	$6,350,260	$6,650,097	$6,350,260	$6,650,097

AUA and related asset-based revenues were adversely impacted by client withdrawals associated with the departure of four client-facing advisors at the end of the third quarter of 2022. These four advisors were associated with approximately $1.0 billion of AUA as of September 30, 2022. Through June 30, 2023, cumulative client asset withdrawals associated with the departure of the advisors amounted to $660 million, of which $56 million was withdrawn in the six months ended June 30, 2023 and $604 million was withdrawn in the fourth quarter of 2022. The cumulative withdrawals reduced wealth management revenues by approximately $951 thousand and $1.9 million, respectively, in the three and six months ended June 30, 2023. We currently estimate a decline in full-year 2023 revenues of approximately $3.8 million associated with these withdrawals. While there are cost savings in salaries and employee benefits expense associated with the departure of these advisors, they currently are being offset by a higher level of legal expenses also associated with this matter.

Mortgage banking revenues represented 11% of total noninterest income for the six months ended June 30, 2023, compared to 17% for the same period in 2022. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

Management's Discussion and Analysis

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2023	2022	$	%	2023	2022	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$827	$1,917	($1,090)	(57%)	$1,403	$5,244	($3,841)	(73%)
Changes in fair value, net (2)	382	(330)	712	216	468	(572)	1,040	182
Loan servicing fee income, net (3)	544	495	49	10	1,127	911	216	24
Total mortgage banking revenues	$1,753	$2,082	($329)	(16%)	$2,998	$5,583	($2,585)	(46%)

Loans sold to the secondary market (4)	$64,563	$79,741	($15,178)	(19%)	$93,891	$209,869	($115,978)	(55%)
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

For the three and six months ended June 30, 2023, mortgage banking revenues were down by $329 thousand and $2.6 million, respectively, compared to the same periods in 2022. The decline in mortgage banking revenues was mainly attributable to a decline in sales volume and a reduction in the sales yield. The volume of loans sold to the secondary market reflected an overall reduction in mortgage origination, refinancing and sales activity in 2023, which was driven by increase in market interest rates and changes in the housing markets. Mortgage banking revenues are also impacted by changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline. In addition, the overall decline in mortgage banking revenues in 2023 was partially offset by higher net loan servicing fee income associated with loans sold with servicing retained. The increase in net loan servicing fee income was largely due to lower amortization of servicing rights, reflecting lower prepayment speeds on the serviced mortgage portfolio.

Income from BOLI for the six months ended June 30, 2023, was up by $828 thousand from the same period in 2022, reflecting the recognition of $658 thousand in non-taxable income in 2023 associated with the receipt of life insurance proceeds.

For the three and six months ended June 30, 2023, loan related derivative income decreased by $422 thousand and $774 thousand, respectively, from the same periods in 2022, reflecting a lower volume of commercial borrower interest rate derivative transactions.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2023	2022	$	%	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$20,588	$20,381	$207	1%	$42,372	$41,383	$989	2%
Outsourced services	3,621	3,375	246	7	7,117	6,617	500	8
Net occupancy	2,416	2,174	242	11	4,853	4,474	379	8
Equipment	1,050	938	112	12	2,078	1,856	222	12
Legal, audit and professional fees	978	677	301	44	1,874	1,447	427	30
FDIC deposit insurance costs	1,371	402	969	241	2,243	768	1,475	192
Advertising and promotion	427	724	(297)	(41)	835	1,075	(240)	(22)
Amortization of intangibles	212	216	(4)	(2)	424	433	(9)	(2)
Other	2,353	2,190	163	7	4,784	4,243	541	13
Total noninterest expense	$33,016	$31,077	$1,939	6%	$66,580	$62,296	$4,284	7%

Management's Discussion and Analysis

Noninterest Expense Analysis
Salaries and employee benefits expense, the largest component of noninterest expense, for the three and six months ended June 30, 2023 increased by $207 thousand and $989 thousand, respectively, compared to the same periods in 2022. The increase in 2023 largely reflected annual merit increases and higher staffing levels, partially offset by decreases in performance-based compensation accruals.

Outsourced services expense for the three and six months ended June 30, 2023, increased by $246 thousand and $500 thousand, respectively, compared to the same periods in the prior year, due to changes to and expansion of services provided by third party vendors.

Net occupancy expense for the three and six months ended June 30, 2023 increased by $242 thousand and $379 thousand, respectively, compared to the same periods in 2022, primarily due to branch expansion.

Legal, audit and professional fees for the three and six months ended June 30, 2023 increased by $301 thousand and $427 thousand, respectively, compared to the same periods in 2022, reflecting higher legal expenses.

FDIC deposit insurance costs for the three and six months ended June 30, 2023 increased by $969 thousand and $1.5 million, respectively, compared to the same periods in 2022, reflecting an increase in the FDIC’s deposit assessment rate and growth in assets.

Advertising and promotion expense for the three and six months ended June 30, 2023 decreased by $297 thousand and $240 thousand, respectively, due to timing of activities.

Other expense for the three and six months ended June 30, 2023 increased by $163 thousand and $541 thousand, respectively, compared to the same periods in 2022, reflecting modest increases across a variety of other noninterest expense categories.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2023	2022	2023	2022
Income tax expense	$2,853	$5,333	$6,153	$9,781
Effective income tax rate	20.2%	21.1%	20.4%	21.2%

The effective income tax rates for the three and six months ended June 30, 2023 and 2022 differed from the federal rate of 21%, primarily due to the benefits of tax-exempt income, income from BOLI and federal tax credits, partially offset by state income tax expense.

The decrease in the effective tax rate for the three and six months ended June 30, 2023 compared to the same periods in 2022 largely reflected an increase in benefits from BOLI income.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 13 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Management's Discussion and Analysis
Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2023	2022	$	%	2023	2022	$	%
Net interest income	$33,486	$37,563	($4,077)	(11%)	$70,666	$72,671	($2,005)	(3%)
Provision for credit losses	700	(3,000)	3,700	(123)	1,500	(2,900)	4,400	(152)
Net interest income after provision for credit losses	32,786	40,563	(7,777)	(19)	69,166	75,571	(6,405)	(8)
Noninterest income	5,142	5,619	(477)	(8)	9,573	12,131	(2,558)	(21)
Noninterest expense	25,307	23,211	2,096	9	50,772	46,532	4,240	9
Income before income taxes	12,621	22,971	(10,350)	(45)	27,967	41,170	(13,203)	(32)
Income tax expense	2,518	4,748	(2,230)	(47)	5,605	8,545	(2,940)	(34)
Net income	$10,103	$18,223	($8,120)	(45%)	$22,362	$32,625	($10,263)	(31%)

Net interest income for the Commercial Banking segment for the three and six months ended June 30, 2023, decreased by $4.1 million and $2.0 million, respectively, from the same periods in 2022. Net interest income was adversely impacted increases in funding costs, but this was partially offset by growth in and higher yields on average interest-earning assets.

The provision recognized in 2023 provided for loan growth and reflected continued negative outlook in economic forecasts, partially offset by continued strength in asset and credit quality metrics. See additional discussion under the caption “Provision for Credit Losses.”

Noninterest income derived from the Commercial Banking segment for the three and six months ended June 30, 2023 was down by $477 thousand and $2.6 million, respectively, from the comparable periods in 2022, reflecting lower mortgage banking revenues, lower loan related derivative income and higher BOLI income. See additional discussion under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three and six months ended June 30, 2023 were up by $2.1 million and $4.2 million, respectively, from the same periods in 2022, with the largest increases in FDIC deposit insurance costs, salaries and employee benefits and net occupancy costs. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Six Months
			Change				Change
Periods ended June 30,	2023	2022	$	%	2023	2022	$	%
Net interest expense	$14	($48)	$62	129%	$27	($65)	$92	142%
Noninterest income	9,183	10,233	(1,050)	(10)	18,035	20,880	(2,845)	(14)
Noninterest expense	7,709	7,866	(157)	(2)	15,808	15,764	44	—
Income before income taxes	1,488	2,319	(831)	(36)	2,254	5,051	(2,797)	(55)
Income tax expense	335	585	(250)	(43)	548	1,236	(688)	(56)
Net income	$1,153	$1,734	($581)	(34%)	$1,706	$3,815	($2,109)	(55%)

For the three and six months ended June 30, 2023, noninterest income derived from the Wealth Management Services segment decreased by $1.1 million and $2.8 million, respectively, from the same periods in 2022, largely reflecting a decrease in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

For the three and six months ended June 30, 2023, noninterest expenses for the Wealth Management Services segment decreased by $157 thousand and increased modestly by $44 thousand, respectively, from the comparable periods in 2022.

Management's Discussion and Analysis

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	June 30, 2023	December 31, 2022	$	%
Total securities	1,022,458	993,928	28,530	3
Total loans	5,381,113	5,110,139	270,974	5
Allowance for credit losses on loans	39,343	38,027	1,316	3
Total assets	7,011,760	6,660,051	351,709	5
Total deposits	5,314,478	5,018,962	295,516	6
FHLB advances	1,040,000	980,000	60,000	6
Total shareholders’ equity	459,161	453,669	5,492	1

Total assets amounted to $7.0 billion at June 30, 2023, up by $351.7 million, or 5%, from the end of 2022, largely reflecting loan growth.

The securities portfolio increased by $28.5 million, or 3%, from the end of 2022, reflecting purchases of debt securities and an increase in fair value of available for sale securities primarily attributable to changes in interest rates, partially offset by routine pay-downs on mortgage-backed securities.

Total loans increased by $271.0 million, or 5%, from the end of 2022, with growth in both the residential real estate and commercial portfolios.

Total deposits increased by $295.5 million, or 6%, from the end of 2022, with increases in both wholesale brokered deposits and in-market deposits. FHLB advances increased by $60.0 million, or 6%, from December 31, 2022. The increase in both wholesale brokered deposits and FHLB advances reflected higher levels of wholesale funding being utilized to fund balance sheet growth.

Shareholders’ equity increased by $5.5 million, or 1%, reflecting net income and an increase in the AOCL component of shareholders' equity due to increases in the fair value of available for sale debt securities and cash flow hedges that were primarily attributable to relative changes in market interest rates. These increases were partially offset by dividend declarations and an increase in treasury stock balances, largely due to stock repurchases in early 2023.

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

Management's Discussion and Analysis
Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of June 30, 2023 and December 31, 2022, management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$221,026	22%	$199,582	20%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	781,184	76	774,102	78
Individual name issuer trust preferred debt securities	8,497	1	8,760	1
Corporate bonds	11,751	1	11,484	1
Total available for sale debt securities	$1,022,458	100%	$993,928	100%

The securities portfolio represented 15% of total assets at June 30, 2023, unchanged from December 31, 2022. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio increased by $28.5 million, or 3%, from the end of 2022. This included purchases of U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, totaling $60.2 million, with a weighted average yield of 4.98%, as well as an increase of $4.4 million (pre-tax) in the fair value of available for sale securities. These were partially offset by $35.4 million of routine pay-downs on mortgage-backed securities.

As of June 30, 2023, the carrying amount of available for sale debt securities included net unrealized losses of $168.0 million, compared to net unrealized losses of $172.4 million as of December 31, 2022. The increase in fair value of available for sale debt securities from the end of 2022 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $5.4 billion at June 30, 2023, up by $271.0 million, or 5%, from the end of 2022.

Management's Discussion and Analysis
The following is a summary of loans:

(Dollars in thousands)	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Commercial:
Commercial real estate (1)	$1,940,030	36%	$1,829,304	36%
Commercial & industrial (2)	611,472	11	656,397	13
Total commercial	2,551,502	47	2,485,701	49
Residential Real Estate:
Residential real estate (3)	2,510,125	47	2,323,002	45
Consumer:
Home equity	301,116	6	285,715	6
Other (4)	18,370	—	15,721	—
Total consumer	319,486	6	301,436	6
Total loans	$5,381,113	100%	$5,110,139	100%
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

Commercial Loans
The commercial loan portfolio represented 47% of total loans at June 30, 2023.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $545.3 million and $510.6 million, respectively, at June 30, 2023 and December 31, 2022. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

Commercial loans fall into two main categories, CRE and C&I loans. CRE loans consist of commercial mortgages secured by real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing or permanent financing of the property. CRE loans also include construction loans made to businesses for land development or the on-site construction of industrial, commercial, or residential buildings. C&I loans primarily provide working capital, equipment financing and financing for other business-related purposes. C&I loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A portion of the Bank’s C&I loans is also collateralized by real estate.  C&I loans also include, tax-exempt loans made to states and political subdivisions, as well as industrial development or revenue bonds issued through quasi-public corporations for the benefit of a private or non-profit entity where that entity rather than the governmental entity is obligated to pay the debt service.

Commercial Real Estate Loans
CRE loans totaled $1.9 billion at June 30, 2023, up by $110.7 million, or 6%, from the balance at December 31, 2022. In 2023, CRE loan originations and advances of approximately $151 million were partially offset by payments of approximately $53 million. Included in the net increase in CRE were reclassifications of $13 million from C&I.

Included in the CRE loan portfolio were construction and development loans of $156.3 million and $164.1 million, respectively, as of June 30, 2023 and December 31, 2022.

Shared national credit balances outstanding included in the CRE loan portfolio totaled $16.4 million and $10.5 million, respectively, at June 30, 2023 and December 31, 2022. The balances were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at both June 30, 2023 and December 31, 2022.

Management's Discussion and Analysis
The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	June 30, 2023		December 31, 2022
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$712,931	37%	$691,780	38%
Massachusetts	631,296	33	566,717	31
Rhode Island	391,913	19	387,759	21
Subtotal	1,736,140	89	1,646,256	90
All other states	203,890	11	183,048	10
Total	$1,940,030	100%	$1,829,304	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	June 30, 2023			December 31, 2022
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	136	$514,257	27%	127	$469,233	26%
Retail	101	406,728	21	108	421,617	23
Office	52	267,215	14	53	257,551	14
Hospitality	46	230,669	12	33	214,829	12
Industrial and warehouse	48	224,998	12	42	192,717	11
Healthcare	19	172,587	9	17	136,225	7
Commercial mixed use	12	45,947	2	21	54,976	3
Other	33	77,629	3	34	82,156	4
Total CRE loans	447	$1,940,030	100%	435	$1,829,304	100%

Average CRE loan size		$4,340			$4,205
Largest individual CRE loan outstanding		$65,444			$65,431

Commercial and Industrial Loans
C&I loans amounted to $611.5 million at June 30, 2023, down by $44.9 million, or 7%, from the balance at December 31, 2022. The net reduction in C&I reflected payments of approximately $60 million and reclassifications of $13 million to CRE, partially offset by originations and advances of $28 million.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $38.4 million and $40.9 million, respectively, at June 30, 2023 and December 31, 2022. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at both June 30, 2023 and December 31, 2022.

Management's Discussion and Analysis
The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	June 30, 2023			December 31, 2022
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	64	$162,582	27%	69	$193,052	29%
Owner occupied and other real estate	161	80,874	13	168	72,429	11
Transportation and warehousing	18	59,727	10	20	51,347	8
Manufacturing	55	58,074	9	55	60,601	9
Educational services	16	43,104	7	19	46,708	7
Retail	47	40,319	7	50	56,012	9
Finance and insurance	46	31,591	5	55	28,313	4
Entertainment and recreation	22	24,266	4	24	25,646	4
Information	5	23,633	4	5	23,948	4
Accommodation and food services	41	13,556	2	49	17,167	3
Professional, scientific and technical	35	5,238	1	37	6,451	1
Public administration	12	3,974	1	11	3,789	1
Other	157	64,534	10	162	70,934	10
Total C&I loans	679	$611,472	100%	724	$656,397	100%

Average C&I loan size		$901			$907
Largest individual C&I loan outstanding		$25,373			$27,676

Residential Real Estate Loans
The residential real estate loan portfolio represented 47% of total loans at June 30, 2023.

Residential real estate loans held in portfolio amounted to $2.5 billion at June 30, 2023, up by $187.1 million, or 8%, from the balance at December 31, 2022. While total residential real estate loan origination activity has declined from the prior year, we originated a high proportion of loans for portfolio.

The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,851,118	73%	$1,698,240	73%
Rhode Island	468,966	19	446,010	19
Connecticut	162,339	7	153,323	7
Subtotal	2,482,423	99	2,297,573	99
All other states	27,702	1	25,429	1
Total (1)	$2,510,125	100%	$2,323,002	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $56.6 million and $59.9 million, respectively, as of June 30, 2023 and December 31, 2022.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Management's Discussion and Analysis
The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Six Months
Periods ended June 30,	2023		2022		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$148,694	66%	$263,762	75%	$258,462	71%	$428,163	69%
Originations for sale to the secondary market (2)	77,995	34	86,459	25	105,758	29	193,078	31
Total	$226,689	100%	$350,221	100%	$364,220	100%	$621,241	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Six Months
Periods ended June 30,	2023		2022		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$28,727	44%	$23,478	29%	$45,841	49%	$38,105	18%
Loans sold with servicing rights released (1)	35,836	56	56,263	71	48,050	51	171,764	82
Total	$64,563	100%	$79,741	100%	$93,891	100%	$209,869	100%
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

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $8.7 million and $9.0 million, respectively, as of June 30, 2023 and December 31, 2022. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.5 billion as of both June 30, 2023 and December 31, 2022.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at June 30, 2023. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 55% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $319.5 million at June 30, 2023, up by $18.1 million, or 6%, from December 31, 2022, largely reflecting increases in home equity lines and loans. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $12.6 million and $9.6 million, respectively, at June 30, 2023 and December 31, 2022.

Management's Discussion and Analysis
Asset Quality
The Corporation continually monitors the asset quality of the loan portfolio using all available information.

In the course of resolving problem loans, the Corporation may choose to modify the contractual terms of certain loans. As disclosed in Note 2, the Corporation adopted ASU 2022-02, which eliminated the accounting guidance for TDRs and added enhanced disclosures with respect to certain modifications for borrowers experiencing financial difficulty. Effective January 1, 2023, a loan that has been modified is considered a TLM when the following conditions are met: (1) the modification is considered a continuation of an existing loan and not a new loan in accordance with GAAP, (2) the modification is made to a borrower experiencing financial difficulty and (3) the modification has a direct impact to the contractual cash flows. During the three and six months ended June 30, 2023, there were no TLMs.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial:
Commercial real estate	$—	$—
Commercial & industrial	899	—
Total commercial	899	—
Residential Real Estate:
Residential real estate	8,542	11,894
Consumer:
Home equity	966	952
Other	—	—
Total consumer	966	952
Total nonaccrual loans	10,407	12,846
OREO, net	683	—
Total nonperforming assets	$11,090	$12,846

Nonperforming assets to total assets	0.16%	0.19%
Nonperforming loans to total loans	0.19%	0.25%
Total past due loans to total loans	0.12%	0.23%
Allowance for credit losses on loans to total loans	0.73%	0.74%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the six months ended June 30, 2023, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Six Months
For the periods ended June 30,	2023	2022	2023	2022
Balance at beginning of period	$13,980	$12,589	$12,846	$14,203
Additions to nonaccrual status	600	158	3,170	585
Loans returned to accruing status	(1,329)	(236)	(1,439)	(299)
Loans charged-off	(52)	(23)	(113)	(59)
Loans transferred to other real estate owned	—	—	(683)	—
Payments, payoffs and other changes	(2,792)	(74)	(3,374)	(2,016)
Balance at end of period	$10,407	$12,414	$10,407	$12,414

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	June 30, 2023				December 31, 2022
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$—	$—	—%	$—	$—	$—	—%
Commercial & industrial	—	899	899	0.15	—	—	—	—
Total commercial	—	899	899	0.04	—	—	—	—
Residential Real Estate:
Residential real estate	1,468	7,074	8,542	0.34	3,779	8,115	11,894	0.51
Consumer:
Home equity	40	926	966	0.32	—	952	952	0.33
Other	—	—	—	—	—	—	—	—
Total consumer	40	926	966	0.30	—	952	952	0.32
Total nonaccrual loans	$1,508	$8,899	$10,407	0.19%	$3,779	$9,067	$12,846	0.25%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective category.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2023.

As of June 30, 2023, the composition of nonaccrual loans was 91% residential and consumer and 9% commercial, compared to 100% residential and consumer as of December 31, 2022. Total nonaccrual loans decreased by $2.4 million from the end of 2022.

Nonaccrual residential real estate mortgage loans amounted to $8.5 million at June 30, 2023, down by $3.4 million from the end of 2022. As of June 30, 2023, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Connecticut, Massachusetts and Rhode Island. Included in total nonaccrual residential real estate loans at June 30, 2023 were five loans purchased for portfolio and serviced by others amounting to $1.5 million.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	June 30, 2023		December 31, 2022
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$1,187	0.06%
Commercial & industrial	223	0.04	265	0.04
Total commercial	223	0.01	1,452	0.06
Residential Real Estate:
Residential real estate	4,384	0.17	8,875	0.38
Consumer:
Home equity	1,509	0.50	1,235	0.43
Other	214	1.16	16	0.10
Total consumer	1,723	0.54	1,251	0.42
Total past due loans	$6,330	0.12%	$11,578	0.23%
(1)Percentage of past due loans to the total loans outstanding within the respective category.

As of June 30, 2023 and December 31, 2022, the composition of past due loans (loans past due 30 days or more) was 96% residential and consumer and 4% commercial, compared to 87% residential and consumer and 13% commercial at December 31, 2022. Total past due loans decreased by $5.2 million from the end of 2022.

Total past due loans included $3.7 million of nonaccrual loans as of June 30, 2023, compared to $7.2 million as of December 31, 2022.

All loans 90 days or more past due at June 30, 2023 and December 31, 2022 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at June 30, 2023 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

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

As of June 30, 2023, there were no loans deemed to be potential problem loans.

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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	June 30, 2023			December 31, 2022
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$2,030	$—	—%	$9,996	$115	1.15%
Pooled (collectively evaluated) loans	5,379,083	39,343	0.73	5,100,143	37,912	0.74
Total	$5,381,113	$39,343	0.73%	$5,110,139	$38,027	0.74%

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

The ACL on loans amounted to $39.3 million at June 30, 2023, up by $1.3 million, or 3%, from the balance at December 31, 2022. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.73% at June 30, 2023, compared to 0.74% at December 31, 2022.

The Corporation recorded a provision for credit losses of $700 thousand and $1.5 million, respectively, for the three and six months ended June 30, 2023. The provision provided for loan growth and reflected continued negative outlook in economic forecasts, partially offset by continued strength in asset and credit quality metrics.

Net charge-offs totaled $37 thousand for the three months ended June 30, 2023, compared to net recoveries of $10 thousand for the same period in 2022. For the six months ended June 30, 2023, net charge-offs totaled $84 thousand, compared to net recoveries of $158 thousand for the same period in 2022.

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

(Dollars in thousands)	June 30, 2023			December 31, 2022
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$22,026	1.14%	36%	$18,435	1.01%	36%
Commercial & industrial	9,428	1.54	11	10,356	1.58	13
Total commercial	31,454	1.23	47	28,791	1.16	49
Residential Real Estate:
Residential real estate	6,442	0.26	47	7,740	0.33	45
Consumer:
Home equity	1,039	0.35	6	1,115	0.39	6
Other	408	2.22	—	381	2.42	—
Total consumer	1,447	0.45	6	1,496	0.50	6
Total ACL on loans at end of period	$39,343	0.73%	100%	$38,027	0.74%	100%
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

Management's Discussion and Analysis
The following table presents a summary of deposits:

(Dollars in thousands)
	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$758,242	14%	$858,953	17%
Interest-bearing demand deposits (in market)	428,306	8	302,044	6
NOW accounts	791,887	15	871,875	17
Money market accounts	1,164,557	22	1,255,805	25
Savings accounts	521,185	10	576,250	11
Time deposits (in-market)	1,048,820	20	795,838	16
Total in-market deposits	4,712,997	89	4,660,765	92
Wholesale brokered demand deposits	—	—	31,153	1
Wholesale brokered time deposits	601,481	11	327,044	7
Total wholesale brokered deposits	601,481	11	358,197	8
Total deposits	$5,314,478	100%	$5,018,962	100%

Total deposits amounted to $5.3 billion at June 30, 2023, up by $295.5 million, or 6%, from December 31, 2022, with increases in wholesale brokered deposits and in-market deposits.

Wholesale brokered deposits increased by $243.3 million, or 68%, from December 31, 2022, as higher levels were utilized to fund balance sheet growth.

In-market deposits, which exclude wholesale brokered deposits, were up by $52.2 million, or 1%, from the balance at December 31, 2022. As expected, due to higher market interest rates and increased competition, in-market deposits shifted from relatively lower cost products to higher cost products in 2023. As of June 30, 2023, in-market deposits were approximately 59% retail and 41% commercial. Our in-market deposits are well-diversified by industry and customer type. The average size of our in-market deposit accounts was approximately $37 thousand at June 30, 2023.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	June 30, 2023		December 31, 2022
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,369,174	26%	$1,514,900	30%
Less: affiliate deposits (2)	119,034	2	210,444	4
Uninsured deposits, excluding affiliate deposits	1,250,140	24	1,304,456	26
Less: fully-collateralized preferred deposits (3)	313,237	6	329,868	7
Uninsured deposits, after exclusions	$936,903	18%	$974,588	19%
(1)Determined in accordance with regulatory reporting requirements, which includes affiliate deposits and fully-collateralized preferred deposits.
(2)    Uninsured deposit balances of Washington Trust Bancorp, Inc. and its subsidiaries that are eliminated in consolidation.
(3)    Uninsured deposits of states and political subdivisions, which are secured or collateralized as required by state law.

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $1.0 billion at June 30, 2023, up by $60.0 million, or 6%, from the balance at the end of 2022.

For additional information regarding FHLB advances see Note 9 to the Unaudited Consolidated Financial Statements.

Management's Discussion and Analysis
Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 68% of total average assets in the six months ended June 30, 2023.  While the generally preferred funding strategy is to attract and retain low-cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$968,004	$668,295
Federal Reserve Bank of Boston (2)	25,007	27,059
Unencumbered securities	729,830	691,893
Total contingent liquidity	$1,722,841	$1,387,247

Percentage of total contingent liquidity to uninsured deposits	125.8%	91.6%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	183.9%	142.3%
(1)As of June 30, 2023 and December 31, 2022, loans with a carrying value of $2.9 billion and $2.4 billion, respectively, and securities available for sale with carrying values of $97.4 million and $102.1 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of June 30, 2023 and December 31, 2022, loans with a carrying value of $18.5 million and $20.9 million, respectively, and securities available for sale with a carrying value of $12.9 million and $12.7 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also had access to a $40.0 million unused line of credit with the FHLB. Additionally, $215.0 million of availability was utilized in the year to collateralize an institutional deposit through a standby letter of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the six months ended June 30, 2023.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

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

Management's Discussion and Analysis
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

Capital Resources
Total shareholders’ equity amounted to $459.2 million at June 30, 2023, up by $5.5 million from December 31, 2022. The increase included net income of $24.1 million. In addition, the AOCL component of shareholders' equity increased by $9.0 million, reflecting increases in the fair value of cash flow hedges and available for sale debt securities primarily attributable to changes in market interest rates. These increases to shareholders’ equity were partially offset by $19.1 million in dividend declarations and a net increase in treasury stock balances of $7.1 million. The net increase in treasury stock included the repurchase of 200,000 shares in January and February at an average price of $43.70 and a total cost of $8.7 million, under the 2023 Repurchase Program.

The Corporation declared a quarterly dividend of 56 cents per share for the three months ended June 30, 2023, compared to 54 cents per share declared for the same period in 2022. On a year-to-date basis, dividend declarations totaled $1.12 per share in 2023, compared to $1.08 in 2022.

The ratio of total equity to total assets was 6.55% at June 30, 2023, compared to a ratio of 6.81% at December 31, 2022.  Book value per share was $26.98 at June 30, 2023, compared to $26.40 at December 31, 2022.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with the Bancorp having a total risk-based capital ratio of 11.81% at June 30, 2023, compared to 12.37% at December 31, 2022.

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

Management's Discussion and Analysis
The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2023 and December 31, 2022, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and NIM over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2023 and December 31, 2022.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward, as well as 100 or 200 basis points downward over a 12-month period, except for savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Since market interest rates have risen sharply, management has incorporated the down 200 basis point scenario into the tabular presentation below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2023		December 31, 2022
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.08)%	(0.52%)	(1.09)%	1.55%
200 basis point rate decrease	(6.26)	(2.02)	(4.17)	(5.21)
100 basis point rate increase	0.53	(5.74)	(0.78)	(5.45)
200 basis point rate increase	3.81	(6.89)	0.35	(7.65)
300 basis point rate increase	7.23	(8.11)	1.42	(10.07)

The relative change in interest rate sensitivity from December 31, 2022, as shown in the above table, was attributable to changes in balance sheet composition and market rates, as well as the March 31, 2023 termination of an interest rate swap contract that was designated as a cash flow hedge to hedge the risk associated with a pool of variable rate commercial loans. This receive-fixed, pay-floating interest rate swap previously mitigated exposure to declining rates and reduced positive exposure to rising rates. See Note 6 to the Unaudited Consolidated Financial Statements for additional information on the termination.

As of June 30, 2023, the ALCO estimates that negative exposure of net interest income to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid on deposits.  If market interest rates were to fall and remain lower for a sustained period, certain savings and time deposit rates could decline more slowly and by a lesser amount than other market interest rates.  For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude.  Asset yields would likely decline more rapidly than deposit costs as current asset holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market interest rates fall. The negative exposure in down rate scenarios reflects the insensitivity of certain deposit rates to market interest rate declines as they approach their floors.

As of June 30, 2023, the positive exposure of net interest income in Year 1 to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term. For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude. The negative exposure to rising rates in Year 2 is due to a higher level of longer-term fixed rate assets, as well as larger proportion of wholesale funds to total sources of funds. Fixed rate assets would not reprice upward in a rising rate

Management's Discussion and Analysis
environment. Wholesale funds generally would reprice more quickly and by a greater amount than the repricing of in-market deposits in response to changes in market interest rates. As market rates increase, ALCO modeling assumes that deposits shift from low cost to higher cost deposits. This assumption reflects historical operating conditions in rising rate cycles. Although asset yields would increase in a rising interest rate environment, the cumulative impact of relative growth in rate-sensitive higher cost deposit categories and wholesale funds suggests that the increase in the Corporation’s cost of funds could result in a relative decline in net interest income in Year 2 compared to an unchanged rate scenario.

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

As part of its policy response to the COVID-19 pandemic in 2020, the Federal Reserve reduced its target range for the Fed Funds rate to 0% - 0.25%. This, and various Federal stimulus programs, had the effect of attracting low cost deposits across the banking industry. During 2022 and into 2023, the Federal Reserve reversed policy and increased the target range to 5.00% - 5.25% as of June 30, 2023. This policy change has resulted in higher rates on existing deposit products and a shift of low cost balances into higher cost alternatives, which could continue into the future, particularly if interest rates continue to rise. As such, the ALCO has modeled deposit shifts out of these low cost categories into higher cost alternatives in the rising rate simulation scenarios presented above. Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, as well as due to heightened uncertainty in the banking industry. This may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2023 and December 31, 2022 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$7,653	($19,998)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	56,522	(106,680)
Trust preferred debt and other corporate debt securities	(9)	10
Total change in market value as of June 30, 2023	$64,166	($126,668)
Total change in market value as of December 31, 2022	$63,712	($125,079)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended June 30, 2023.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023 and Part II. Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 4, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.  Other Information
During the three months ended June 30, 2023, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	August 3, 2023	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	August 3, 2023	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	August 3, 2023	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller
(principal accounting officer)