Form 10-Q
period 2023-09-30
WASHINGTON TRUST BANCORP INC
filed 2023-11-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
	September 30, 2023	or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Rhode Island	05-0404671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Broad Street
Westerly,	Rhode Island	02891
(Address of principal executive offices)		(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK, $.0625 PAR VALUE PER SHARE	WASH	The NASDAQ Stock Market LLC

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
☐ Yes ☒ No
The number of shares of common stock of the registrant outstanding as of October 31, 2023 was 17,030,985.

Glossary of Acronyms and Terms
The following is a list of acronyms and terms that are used throughout this Quarterly Report on Form 10-Q:

2021 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program adopted on November 10, 2021
2023 Repurchase Program	Washington Trust Bancorp, Inc.'s Stock Repurchase Program commencing January 1, 2023
ACL	Allowance for credit losses
ALCO	Asset/Liability Committee
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
AUA	Assets under administration
Bancorp	Washington Trust Bancorp, Inc.
Bank	The Washington Trust Company, of Westerly
BOLI	Bank-owned life insurance
C&I	Commercial and industrial
CDARS	Certificate of Deposit Account Registry Service
Corporation	The Bancorp and its subsidiaries
CRE	Commercial real estate
DCF	Discounted cash flow
DDM	Demand Deposit Marketplace
DOJ	U.S. Department of Justice
EPS	Earnings per common share
ERM	Enterprise risk management
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Boston
FRBB	Federal Reserve Bank of Boston
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
ICS	Insured Cash Sweep
LTV	Loan to value
NIM	Net interest margin
OREO	Property acquired through foreclosure or repossession
PPP	Paycheck Protection Program
S&P	Standard and Poors, Inc.
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
TDR	Troubled debt restructuring
TLM	Troubled loan modification
Washington Trust	The Bancorp and its subsidiaries

PART I.  Financial Information
Item 1.  Financial Statements

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except par value)

	September 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$109,432	$115,492
Short-term investments	3,577	2,930
Mortgage loans held for sale, at fair value	10,550	8,987
Available for sale debt securities, at fair value (amortized cost of $1,170,105, net of allowance for credit losses on securities of $0 at September 30, 2023; and amortized cost of $1,166,340; net of allowance for credit losses on securities of $0 at December 31, 2022)	958,990	993,928
Federal Home Loan Bank stock, at cost	52,668	43,463
Loans:
Total loans	5,611,115	5,110,139
Less: allowance for credit losses on loans	40,213	38,027
Net loans	5,570,902	5,072,112
Premises and equipment, net	31,976	31,550
Operating lease right-of-use assets	27,882	27,156
Investment in bank-owned life insurance	103,003	102,182
Goodwill	63,909	63,909
Identifiable intangible assets, net	3,919	4,554
Other assets	246,667	193,788
Total assets	$7,183,475	$6,660,051
Liabilities:
Deposits:
Noninterest-bearing deposits	$773,261	$858,953
Interest-bearing deposits	4,642,302	4,160,009
Total deposits	5,415,563	5,018,962
Federal Home Loan Bank advances	1,120,000	980,000
Junior subordinated debentures	22,681	22,681
Operating lease liabilities	30,554	29,558
Other liabilities	163,273	155,181
Total liabilities	6,752,071	6,206,382
Commitments and contingencies (Note 16)
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 60,000,000 shares; 17,363,457 shares issued and 17,019,239 shares outstanding at September 30, 2023 and 17,363,457 shares issued and 17,182,753 shares outstanding at December 31, 2022	1,085	1,085
Paid-in capital	126,310	127,056
Retained earnings	498,521	492,043
Accumulated other comprehensive loss	(178,734)	(157,800)
Treasury stock, at cost; 344,218 shares at September 30, 2023 and 180,704 shares at December 31, 2022	(15,778)	(8,715)
Total shareholders’ equity	431,404	453,669
Total liabilities and shareholders’ equity	$7,183,475	$6,660,051
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2023	2022	2023	2022
	Interest income:
	Interest and fees on loans	$70,896	$45,125	$196,094	$115,657
	Interest on mortgage loans held for sale	332	361	725	851
	Taxable interest on debt securities	7,271	6,061	21,868	15,209
	Dividends on Federal Home Loan Bank stock	878	88	2,333	218
	Other interest income	1,344	503	3,693	769
	Total interest and dividend income	80,721	52,138	224,713	132,704
	Interest expense:
	Deposits	34,069	6,656	83,362	13,722
	Federal Home Loan Bank advances	12,497	3,234	35,775	3,891
	Junior subordinated debentures	404	206	1,132	443
	Total interest expense	46,970	10,096	120,269	18,056
	Net interest income	33,751	42,042	104,444	114,648
	Provision for credit losses	500	800	2,000	(2,100)
	Net interest income after provision for credit losses	33,251	41,242	102,444	116,748
	Noninterest income:
	Wealth management revenues	8,948	9,525	26,659	30,122
	Mortgage banking revenues	2,108	2,047	5,106	7,630
	Card interchange fees	1,267	1,287	3,667	3,754
	Service charges on deposit accounts	674	819	2,118	2,250
	Loan related derivative income	1,082	1,041	1,278	2,011
	Income from bank-owned life insurance	710	684	2,754	1,900
	Other income	437	400	1,252	1,147
	Total noninterest income	15,226	15,803	42,834	48,814
	Noninterest expense:
	Salaries and employee benefits	21,622	21,609	63,994	62,992
	Outsourced services	3,737	3,552	10,854	10,169
	Net occupancy	2,387	2,234	7,240	6,708
	Equipment	1,107	939	3,185	2,795
	Legal, audit and professional fees	1,058	693	2,932	2,140
	FDIC deposit insurance costs	1,185	430	3,428	1,198
	Advertising and promotion	789	799	1,624	1,874
	Amortization of intangibles	211	215	635	648
	Other expenses	2,294	2,596	7,078	6,839
	Total noninterest expense	34,390	33,067	100,970	95,363
	Income before income taxes	14,087	23,978	44,308	70,199
	Income tax expense	2,926	5,310	9,079	15,091
	Net income	$11,161	$18,668	$35,229	$55,108

	Net income available to common shareholders	$11,140	$18,615	$35,160	$54,944
	Weighted average common shares outstanding - basic	17,019	17,174	17,034	17,269
	Weighted average common shares outstanding - diluted	17,041	17,298	17,063	17,389
Per share information:	Basic earnings per common share	$0.65	$1.08	$2.06	$3.18
	Diluted earnings per common share	$0.65	$1.08	$2.06	$3.16
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(Dollars in thousands)

	Three Months		Nine Months
Periods ended September 30,	2023	2022	2023	2022
Net income	$11,161	$18,668	$35,229	$55,108
Other comprehensive income (loss), net of tax:
Net change in fair value of available for sale debt securities	(32,785)	(47,067)	(29,414)	(132,469)
Net change in fair value of cash flow hedges	2,833	(6,973)	8,345	(20,281)
Net change in defined benefit plan obligations	45	326	135	976
Total other comprehensive loss, net of tax	(29,907)	(53,714)	(20,934)	(151,774)
Total comprehensive (loss) income	($18,746)	($35,046)	$14,295	($96,666)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
(Dollars and shares in thousands, except per share amounts)

For the three months ended September 30, 2023	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at June 30, 2023	17,019	$1,085	$125,685	$496,996	($148,827)	($15,778)	$459,161
Net income	—	—	—	11,161	—	—	11,161
Total other comprehensive loss, net of tax	—	—	—	—	(29,907)	—	(29,907)
Cash dividends declared ($0.56 per share)	—	—	—	(9,636)	—	—	(9,636)
Share-based compensation	—	—	624	—	—	—	624
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	—	—	1	—	—	—	1
Balance at September 30, 2023	17,019	$1,085	$126,310	$498,521	($178,734)	($15,778)	$431,404

For the nine months ended September 30, 2023	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2022	17,183	$1,085	$127,056	$492,043	($157,800)	($8,715)	$453,669
Net income	—	—	—	35,229	—	—	35,229
Total other comprehensive loss, net of tax	—	—	—	—	(20,934)	—	(20,934)
Cash dividends declared ($1.68 per share)	—	—	—	(28,751)	—	—	(28,751)
Share-based compensation	—	—	1,569	—	—	—	1,569
Exercise of stock options, issuance of other compensation-related equity awards, net of awards surrendered	36	—	(2,315)	—	—	1,678	(637)
Treasury stock purchased under 2023 Repurchase Program	(200)	—	—	—	—	(8,741)	(8,741)
Balance at September 30, 2023	17,019	$1,085	$126,310	$498,521	($178,734)	($15,778)	$431,404

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

Washington Trust Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)
(Dollars in thousands)

	Nine months ended September 30,	2023	2022
	Cash flows from operating activities:
	Net income	$35,229	$55,108
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	2,000	(2,100)
	Depreciation of premises and equipment	3,006	2,554
	Net amortization of premiums and discounts on debt securities and loans	1,033	2,485
	Amortization of intangibles	635	648
	Share-based compensation	1,569	2,589
	Tax benefit from stock option exercises and other equity awards	—	71
	Income from bank-owned life insurance	(2,754)	(1,900)
	Net gains on loan sales, including changes in fair value	(3,446)	(6,164)
	Proceeds from sales of loans, net	169,392	262,907
	Loans originated for sale	(168,892)	(242,153)
	Increase in operating lease right-of-use assets	(726)	(1,096)
	Increase in operating lease liabilities	996	1,179
	Increase in other assets	(38,002)	(27,734)
	Increase in other liabilities	19,913	25,451
	Net cash provided by operating activities	19,953	71,845
	Cash flows from investing activities:
Purchases of:	Available for sale debt securities: Mortgage-backed	(39,967)	(203,826)
	Available for sale debt securities: Other	(20,221)	(10,747)
Maturities, calls and principal payments of:	Available for sale debt securities: Mortgage-backed	55,088	97,495
	Available for sale debt securities: Other	250	—
	Net purchases of Federal Home Loan Bank stock	(9,205)	(19,909)
Purchases of other equity investments, net		(375)	(375)
	Net increase in loans	(494,909)	(571,950)
	Purchases of loans	(5,428)	(1,764)
	Purchases of premises and equipment	(3,524)	(3,824)
	Purchases of bank-owned life insurance	—	(7,000)
	Proceeds from bank-owned life insurance	1,932	—
	Equity investments in real estate limited partnerships	(7,167)	(1,861)
	Net cash used in investing activities	(523,526)	(723,761)
	Cash flows from financing activities:
	Net increase in deposits	396,601	89,806
	Proceeds from Federal Home Loan Bank advances	2,895,000	1,946,112
	Repayments of Federal Home Loan Bank advances	(2,755,000)	(1,391,112)
	Purchases of treasury stock	(8,741)	(9,479)
	Net proceeds from stock option exercises and issuance of other equity awards, net of awards surrendered	(637)	(723)
	Cash dividends paid	(29,063)	(28,342)
	Net cash provided by financing activities	498,160	606,262
	Net decrease in cash and cash equivalents	(5,413)	(45,654)
	Cash and cash equivalents at beginning of period	118,422	178,493
	Cash and cash equivalents at end of period	$113,009	$132,839

	Noncash Activities:
	Loans charged-off	$157	$122
	Loans transferred to property acquired through foreclosure or repossession	683	—
	Commitment for equity investments in real estate limited partnerships	3,967	8,360
	Supplemental Disclosures:
	Interest payments	$107,270	$15,677
	Income tax payments	6,826	13,021
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

Note 2 - Recently Issued Accounting Pronouncements
Accounting Standards Adopted in 2023
Financial Instruments - Credit Losses - ASC 326
ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), was issued in March 2022 to provide updates on the accounting treatment for TDRs and related disclosures requirements, as well as modifying the disclosure requirement associated with the existing credit quality indicators “vintage” disclosure. With respect to TDRs, ASU 2022-02 eliminates the recognition and measurement guidance for TDRs under current GAAP and instead requires that the Corporation evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with the current GAAP treatment for other loan modifications. In addition, ASU 2022-02 eliminates existing disclosure requirements on TDRs and replaces with enhanced disclosure requirements related to certain loan modifications made to borrowers experiencing financial difficulty. ASU 2022-02 also provides an update to the existing credit quality indicators “vintage” tabular disclosure requiring current period gross write-offs to be disclosed by year of origination for each loan segment. The Corporation adopted the provisions of ASU 2022-02 on January 1, 2023 on a prospective basis. Historical disclosures on TDRs were removed from this report in accordance with the provisions of this ASU. The adoption of this ASU did not have a material impact on the consolidated financial statements. See Note 4 for additional information regarding modifications to borrowers experiencing financial difficulty.

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

Note 3 - Securities
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized holding gains, gross unrealized holding losses, ACL on securities and fair value of securities by major security type and class of security:

(Dollars in thousands)
September 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$250,950	$—	($34,388)	$—	$216,562
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	896,579	16	(174,896)	—	721,699
Individual name issuer trust preferred debt securities	9,397	—	(632)	—	8,765
Corporate bonds	13,179	—	(1,215)	—	11,964
Total available for sale debt securities	$1,170,105	$16	($211,131)	$—	$958,990

(Dollars in thousands)
December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	ACL	Fair Value
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$231,203	$1	($31,622)	$—	$199,582
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	912,581	269	(138,748)	—	774,102
Individual name issuer trust preferred debt securities	9,387	—	(627)	—	8,760
Corporate bonds	13,169	—	(1,685)	—	11,484
Total available for sale debt securities	$1,166,340	$270	($172,682)	$—	$993,928

Accrued interest receivable on available for sale debt securities totaled $3.1 million as of both September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, securities with a fair value of $291.7 million and $294.8 million, respectively, were pledged as collateral for FHLB borrowings, potential borrowings with the FRBB, certain public deposits and for other purposes. See Note 9 for additional disclosure on FHLB borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)
September 30, 2023	Amortized Cost	Fair Value
Due in one year or less	$103,283	$83,196
Due after one year to five years	509,654	422,408
Due after five years to ten years	312,960	255,998
Due after ten years	244,208	197,388
Total debt securities	$1,170,105	$958,990

Included in the above table are debt securities with an amortized cost balance of $253.0 million and a fair value of $217.2 million at September 30, 2023 that are callable at the discretion of the issuers.  Final maturities of the callable securities range from 9 months to 13 years, with call features ranging from 1 month to 10 months.

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

The following tables summarize available for sale debt securities in an unrealized loss position, for which an ACL on securities has not been recorded, segregated by length of time that the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2023	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	2	$29,326	($674)	21	$187,236	($33,715)	23	$216,562	($34,389)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	30	61,703	(2,968)	154	658,490	(171,927)	184	720,193	(174,895)
Individual name issuer trust preferred debt securities	—	—	—	3	8,765	(632)	3	8,765	(632)
Corporate bonds	—	—	—	4	11,964	(1,215)	4	11,964	(1,215)
Total	32	$91,029	($3,642)	182	$866,455	($207,489)	214	$957,484	($211,131)

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2022	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored enterprises	4	$20,115	($638)	18	$169,466	($30,984)	22	$189,581	($31,622)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	95	288,777	(24,960)	66	471,355	(113,788)	161	760,132	(138,748)
Individual name issuer trust preferred debt securities	—	—	—	3	8,760	(627)	3	8,760	(627)
Corporate bonds	—	—	—	4	11,484	(1,685)	4	11,484	(1,685)
Total	99	$308,892	($25,598)	91	$661,065	($147,084)	190	$969,957	($172,682)

There were no debt securities on nonaccrual status at September 30, 2023 and 2022 and, therefore there was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2023 and 2022.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

As of September 30, 2023, the Corporation does not intend to sell the debt securities in an unrealized loss position and has determined that it is more-likely-than-not that the Corporation would not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of these debt securities are impaired due to reasons of credit quality. As further described below, management believes the unrealized losses on these debt securities are primarily attributable to changes in the investment spreads and interest rates. As a result, there was no ACL recorded at both September 30, 2023 and December 31, 2022.

Obligations of U.S. Government Agency and U.S. Government-Sponsored Enterprise Securities, including Mortgage-Backed Securities
The contractual cash flows for these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. The issuers of these securities continue to make timely principal and interest payments and none of these securities were past due at September 30, 2023. Additionally, the Corporation utilizes a zero credit loss estimate for these securities.

Individual Name Issuer Trust Preferred Debt Securities
These securities in an unrealized loss position at September 30, 2023 included three trust preferred securities issued by three individual companies in the banking sector. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information.  As of September 30, 2023, there was one individual name issuer trust preferred debt security with an amortized cost of $2.0 million and unrealized losses of $216 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between September 30, 2023 and the filing date of this report.  Based on the information available through the filing date of this report, all individual name issuer trust preferred debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Corporate Bonds
These securities in an unrealized loss position at September 30, 2023 included four corporate bond holdings issued by three individual companies in the financial services industry. Management reviewed the collectability of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting period date, as well as credit rating changes between the reporting period date and the filing date of this report, and other information. As of September 30, 2023, there was one corporate bond debt security with an amortized cost of $2.0 million and unrealized losses of $98 thousand that was rated below investment grade by S&P. We noted no downgrades to below investment grade between September 30, 2023 and the filing date of this report. Based on the information available through the filing date of this report, all corporate bond debt securities continue to accrue interest and make payments as expected with no payment deferrals or defaults on the part of the issuers.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 4 - Loans
The following table presents a summary of loans:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial:
Commercial real estate (1)	$2,063,383	$1,829,304
Commercial & industrial (2)	611,565	656,397
Total commercial	2,674,948	2,485,701
Residential Real Estate:
Residential real estate (3)	2,611,100	2,323,002
Consumer:
Home equity	305,683	285,715
Other (4)	19,384	15,721
Total consumer	325,067	301,436
Total loans (5)	$5,611,115	$5,110,139
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
(5)Includes net unamortized loan origination costs of $12.8 million and $11.6 million, respectively, at September 30, 2023 and December 31, 2022 and net unamortized premiums on loans purchased from and serviced by other financial institutions of $296 thousand and $318 thousand, respectively, at September 30, 2023 and December 31, 2022.

Loan balances exclude accrued interest receivable of $22.0 million and $17.6 million, respectively, as of September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, loans amounting to $3.0 billion and $2.4 billion, respectively, were pledged as collateral to the FHLB under a blanket pledge agreement and to the FRBB for the discount window. See Note 9 for additional disclosure regarding borrowings.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an aging analysis of past due loans, segregated by class of loans:

(Dollars in thousands)	Days Past Due
September 30, 2023	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$2,063,383	$2,063,383
Commercial & industrial	3	1	—	4	611,561	611,565
Total commercial	3	1	—	4	2,674,944	2,674,948
Residential Real Estate:
Residential real estate	3,789	2,562	1,434	7,785	2,603,315	2,611,100
Consumer:
Home equity	1,823	62	40	1,925	303,758	305,683
Other	16	3	—	19	19,365	19,384
Total consumer	1,839	65	40	1,944	323,123	325,067
Total loans	$5,631	$2,628	$1,474	$9,733	$5,601,382	$5,611,115

(Dollars in thousands)	Days Past Due
December 31, 2022	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$1,187	$—	$—	$1,187	$1,828,117	$1,829,304
Commercial & industrial	265	—	—	265	656,132	656,397
Total commercial	1,452	—	—	1,452	2,484,249	2,485,701
Residential Real Estate:
Residential real estate	4,793	303	3,779	8,875	2,314,127	2,323,002
Consumer:
Home equity	1,103	132	—	1,235	284,480	285,715
Other	16	—	—	16	15,705	15,721
Total consumer	1,119	132	—	1,251	300,185	301,436
Total loans	$7,364	$435	$3,779	$11,578	$5,098,561	$5,110,139

Included in past due loans as of September 30, 2023 and December 31, 2022, were nonaccrual loans of $5.7 million and $7.2 million, respectively. In addition, all loans 90 days or more past due at September 30, 2023 and December 31, 2022 were classified as nonaccrual.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial:
Commercial real estate	$22,609	$—
Commercial & industrial	696	—
Total commercial	23,305	—
Residential Real Estate:
Residential real estate	9,446	11,894
Consumer:
Home equity	901	952
Other	—	—
Total consumer	901	952
Total nonaccrual loans	$33,652	$12,846
Accruing loans 90 days or more past due	$—	$—

No ACL was deemed necessary on nonaccrual loans with carrying values of $15.8 million and $6.5 million, respectively, as of September 30, 2023 and December 31, 2022.

Nonaccrual loans of $27.9 million and $5.7 million, respectively, at September 30, 2023 and December 31, 2022 were current as to the payment of principal and interest.

As of September 30, 2023 and December 31, 2022, nonaccrual loans secured by one- to four-family residential property amounting to $803 thousand and $2.9 million, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2023.

The following table presents interest income recognized on nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2023	2022	2023	2022
Commercial:
Commercial real estate	$474	$—	$1,344	$—
Commercial & industrial	9	—	35	—
Total commercial	483	—	1,379	—
Residential Real Estate:
Residential real estate	82	77	341	242
Consumer:
Home equity	22	9	59	21
Other	1	—	3	3
Total consumer	23	9	62	24
Total	$588	$86	$1,782	$266

Troubled Loan Modifications
As disclosed in Note 2, the Corporation adopted ASU 2022-02, which eliminated the accounting guidance for TDRs and added enhanced disclosures with respect to certain modifications for borrowers experiencing financial difficulty. Effective January 1, 2023, a loan that has been modified is considered a TLM when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows. If both of the

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
aforementioned criteria are met, then the modification is considered a TLM and subject to the enhanced disclosure requirements.

In the course of resolving problem loans, the Corporation may choose to modify the contractual terms of loans to borrowers who are experiencing financial difficulty. Such modifications to borrowers experiencing financial difficulty may include modified contractual terms that have a direct impact to contractual cash flows, including principal forgiveness, interest rate reductions, maturity extensions, other-than-insignificant payment delays, or any combination thereof. The following is a description of each of these types of modifications:

•Principal forgiveness results in the reduction in the outstanding principal balance of the loan and can result voluntarily through renegotiated contractual terms with the borrower or involuntarily through a bankruptcy proceeding.
•An interest rate reduction results in the contractual interest rate being reduced from the original agreement.
•A maturity extension represents an extension of the term of the loan beyond its original contractual maturity date.
•An other-than-insignificant payment delay is a deferral arrangement with the borrower, which allows them to delay a scheduled loan payment to a later date. The Corporation considers that a three months or less payment delay generally would be considered insignificant.
•A combination includes loans that have undergone more than one of the above loan modification types.

The following tables present the carrying value at September 30, 2023, of TLMs made during the periods indicated, segregated by class of loans and type of concession granted:

(Dollars in thousands)
Three months ended September 30, 2023	Maturity Extension	Total	% (1)
Commercial:
Commercial real estate	$13,963	$13,963	1%
Commercial & industrial	—	—	—
Total commercial	13,963	13,963	1
Total	$13,963	$13,963	—%
(1)Represents the period end total carrying value of TLMs as a percentage of the period end total loan balance by class.

(Dollars in thousands)
Nine months ended September 30, 2023	Maturity Extension	Total	% (1)
Commercial:
Commercial real estate	$13,963	$13,963	1%
Commercial & industrial	—	—	—
Total commercial	13,963	13,963	1
Total	$13,963	$13,963	—%
(1)Represents the period end total carrying value of TLMs as a percentage of the period end total loan balance by class.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following tables present the financial effect of TLMs made during the periods indicated, segregated by class of loans:

Three months ended September 30, 2023	Weighted Average Maturity Extension (in months)
Commercial:
Commercial real estate	9
Commercial & industrial	0
Total commercial	9
Total	9

Nine months ended September 30, 2023	Weighted Average Maturity Extension (in months)
Commercial:
Commercial real estate	9
Commercial & industrial	0
Total commercial	9
Total	9

Management closely monitors the performance of TLMs to understand the effectiveness of the modifications. The following table presents an aging analysis as of the date indicated, of TLMs that have been modified in the past nine months:

(Dollars in thousands)	Days Past Due
September 30, 2023	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Commercial real estate	$—	$—	$—	$—	$13,963	$13,963
Commercial & industrial	—	—	—	—	—	—
Total commercial	—	—	—	—	13,963	13,963
Total loans	$—	$—	$—	$—	$13,963	$13,963

There were no TLMs made in the previous nine months for which there was a subsequent payment default.

Nonaccrual loans that become TLMs generally remain on nonaccrual status for six months, subsequent to being modified, before management considers their return to accrual status. If a TLM is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.

There were no significant commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were TLMs at September 30, 2023.

Individually Analyzed Loans
Individually analyzed loans include nonaccrual commercial loans, TLMs, as well as certain other loans based on the underlying risk characteristics and the discretion of management to individually analyze such loans. Prior to January 1, 2023, individually analyzed loans also included TDRs.

As of September 30, 2023, individually analyzed loans amounted to $24.4 million, all of which were considered collateral dependent. As of December 31, 2022, individually analyzed loans amounted to $10.0 million, of which $8.5 million were considered collateral dependent.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

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

The following table presents the carrying value of collateral dependent individually analyzed loans:

(Dollars in thousands)	September 30, 2023		December 31, 2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial:
Commercial real estate (1)	$22,610	$596	$2,103	$—
Commercial & industrial (2)	696	—	—	—
Total commercial	23,306	596	2,103	—
Residential Real Estate:
Residential real estate (3)	1,131	—	5,760	—
Consumer:
Home equity (3)	—	—	592	—
Other	—	—	—	—
Total consumer	—	—	592	—
Total	$24,437	$596	$8,455	$—
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table includes information on credit quality indicators and gross charge-offs for the Corporation’s loan portfolio, segregated by class of loans as of September 30, 2023:

(Dollars in thousands)	Term Loans Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total
Commercial:
CRE:
Pass	$302,233	$583,256	$410,502	$177,443	$168,873	$336,078	$11,100	$1,123	$1,990,608
Special Mention	2,328	—	—	15	11,232	16,724	—	—	30,299
Classified	13,963	—	16,340	—	3,527	8,646	—	—	42,476
Total CRE	318,524	583,256	426,842	177,458	183,632	361,448	11,100	1,123	2,063,383
CRE gross charge-offs	—	—	—	—	—	—	—	—	—

C&I:
Pass	52,415	127,319	54,688	50,663	74,709	150,767	87,783	623	598,967
Special Mention	11,258	—	—	—	182	—	—	267	11,707
Classified	—	—	195	—	696	—	—	—	891
Total C&I	63,673	127,319	54,883	50,663	75,587	150,767	87,783	890	611,565
C&I gross charge-offs (1)	25	—	—	—	—	—	—	—	25

Residential Real Estate:
Residential real estate:
Current	403,050	819,106	675,297	259,565	116,126	330,171	—	—	2,603,315
Past Due	—	—	—	893	—	6,892	—	—	7,785
Total residential real estate	403,050	819,106	675,297	260,458	116,126	337,063	—	—	2,611,100
Residential real estate gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer:
Home equity:
Current	21,023	15,936	7,473	3,023	2,145	4,577	238,970	10,611	303,758
Past Due	—	—	—	—	—	358	314	1,253	1,925
Total home equity	21,023	15,936	7,473	3,023	2,145	4,935	239,284	11,864	305,683
Home equity gross charge-offs	—	—	—	—	—	—	—	—	—

Other:
Current	6,197	3,674	3,758	1,045	143	4,307	241	—	19,365
Past Due	16	—	—	—	—	—	3	—	19
Total other	6,213	3,674	3,758	1,045	143	4,307	244	—	19,384
Other gross charge-offs (1)	124	—	8	—	—	—	—	—	132

Total loans	$812,483	$1,549,291	$1,168,253	$492,647	$377,633	$858,520	$338,411	$13,877	$5,611,115
Total gross charge-offs	$149	$—	$8	$—	$—	$—	$—	$—	$157
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

The following table presents the activity in the ACL on loans for the three months ended September 30, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$22,026	$9,428	$31,454	$6,442	$1,039	$408	$1,447	$39,343
Charge-offs	—	(5)	(5)	—	—	(39)	(39)	(44)
Recoveries	—	1	1	—	7	6	13	14
Provision	1,659	(1,002)	657	276	(54)	21	(33)	900
Ending Balance	$23,685	$8,422	$32,107	$6,718	$992	$396	$1,388	$40,213

The following table presents the activity in the ACL on loans for the nine months ended September 30, 2023:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,435	$10,356	$28,791	$7,740	$1,115	$381	$1,496	$38,027
Charge-offs	—	(25)	(25)	—	—	(132)	(132)	(157)
Recoveries	—	10	10	—	10	23	33	43
Provision	5,250	(1,919)	3,331	(1,022)	(133)	124	(9)	2,300
Ending Balance	$23,685	$8,422	$32,107	$6,718	$992	$396	$1,388	$40,213

The following table presents the activity in the ACL on loans for the three months ended September 30, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$17,197	$10,332	$27,529	$7,308	$1,040	$440	$1,480	$36,317
Charge-offs	—	(10)	(10)	—	—	(53)	(53)	(63)
Recoveries	—	1	1	—	—	8	8	9
Provision	414	24	438	139	31	(8)	23	600
Ending Balance	$17,611	$10,347	$27,958	$7,447	$1,071	$387	$1,458	$36,863

The following table presents the activity in the ACL on loans for the nine months ended September 30, 2022:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$18,933	$10,832	$29,765	$7,860	$1,069	$394	$1,463	$39,088
Charge-offs	—	(19)	(19)	—	—	(103)	(103)	(122)
Recoveries	145	22	167	21	4	34	38	226
Provision	(1,467)	(488)	(1,955)	(434)	(2)	62	60	(2,329)
Ending Balance	$17,611	$10,347	$27,958	$7,447	$1,071	$387	$1,458	$36,863

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

Cash Flow Hedging Instruments
As of September 30, 2023 and December 31, 2022, the Corporation had interest rate swap contracts that were designated as cash flow hedges to hedge the interest rate risk associated with short-term borrowings.

Additionally, the Corporation had an interest rate swap contract that was designated as a cash flow hedge to hedge the interest rate risk associated with a pool of variable rate commercial loans. On March 31, 2023, the Corporation terminated this interest rate swap contract and the derivative liability was derecognized. The loss on this interest rate swap included in the AOCL component of shareholders’ equity was updated to its termination date fair value of $26.5 million, or $20.1 million after tax. This loss is being amortized into earnings as a reduction of interest income on a straight-line basis over the remaining life of the original interest rate swap term, or through May 1, 2026. At September 30, 2023, the remaining unamortized balance of the loss included in the AOCL component of shareholders’ equity was $22.2 million, or $16.9 million after tax.

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

The following table presents the notional amounts and fair values of derivative instruments in the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	September 30, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amounts	Derivative Assets	Derivative Liabilities	Notional Amounts	Derivative Assets	Derivative Liabilities
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps (1)	$140,000	$3,639	$—	$320,000	$548	$31,178
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	962,174	1,839	80,658	935,099	32	68,137
Mirror contracts with counterparties	962,174	80,277	1,841	935,099	67,797	61
Risk participation agreements	319,002	1	—	282,191	—	2
Mortgage loan commitments:
Interest rate lock commitments	30,722	334	20	12,201	144	4
Forward sale commitments	45,433	192	139	23,150	58	150
Gross amounts		86,282	82,658		68,579	99,532
Less: amounts offset (2)		1,841	1,841		23,524	23,524
Derivative balances, net of offset		84,441	80,817		45,055	76,008
Less: collateral pledged (3)		—	—		—	7,716
Net amounts		$84,441	$80,817		$45,055	$68,292
(1)The fair value of derivative assets includes accrued interest receivable of $262 thousand and $24 thousand, respectively, at September 30, 2023 and December 31, 2022. The fair value of derivative liabilities includes accrued interest payable of $856 thousand at December 31, 2022.
(2)Interest rate risk management contracts and loan related derivative contracts with counterparties are subject to master netting arrangements.
(3)Collateral pledged to derivative counterparties is in the form of cash. Washington Trust may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Changes in Shareholders’ Equity:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Loss), Net of Tax
	Three Months		Nine Months
Periods ended September 30,	2023	2022	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swaps	$2,833	($6,973)	$8,345	($20,281)
Total	$2,833	($6,973)	$8,345	($20,281)

For derivatives designated as cash flow hedging instruments, see Note 14 for additional disclosure pertaining to the amounts and location of reclassifications from AOCL into earnings.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

The following table presents the effect of derivative instruments in the Unaudited Consolidated Statements of Income:

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Noninterest Income
		Three Months		Nine Months
Periods ended September 30,	Statement of Income Location	2023	2022	2023	2022
Derivatives not Designated as Hedging Instruments:
Loan related derivative contracts:
Interest rate contracts with customers	Loan related derivative income	($18,684)	($33,605)	($28,044)	($93,227)
Mirror interest rate contracts with counterparties	Loan related derivative income	20,291	34,646	29,815	95,189
Risk participation agreements	Loan related derivative income	(525)	—	(493)	49
Mortgage loan commitments:
Interest rate lock commitments	Mortgage banking revenues	(17)	(516)	174	(1,238)
Forward sale commitments	Mortgage banking revenues	456	998	814	4,729
Total		$1,521	$1,523	$2,266	$5,502

Note 7 - Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments on certain assets and liabilities and to determine fair value disclosures.  Items recorded at fair value on a recurring basis include securities available for sale, mortgage loans held for sale and derivatives.  Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as collateral dependent individually analyzed loans.

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

The following table presents a summary of mortgage loans held for sale accounted for under the fair value option:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Aggregate fair value	$10,550	$8,987
Aggregate principal balance	10,445	8,860
Difference between fair value and principal balance	$105	$127

Changes in fair value of mortgage loans held for sale accounted for under the fair value option election are included in mortgage banking revenues in the Unaudited Consolidated Statements of Income. Changes in fair value amounted to decreases to mortgage banking revenues of $39 thousand for the three months ended September 30, 2023 and $21 thousand for the nine months ended September 30, 2023. This compared to decreases to mortgage banking revenues of $521 thousand

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
for the three months ended September 30, 2022 and $1.3 million for the nine months ended September 30, 2022.

There were no mortgage loans held for sale 90 days or more past due as of September 30, 2023 and December 31, 2022.

Valuation Techniques
Debt Securities
Available for sale debt securities are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices to determine the fair value of debt securities; such items are classified as Level 1. There were no Level 1 debt securities held at September 30, 2023 and December 31, 2022.

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

Debt securities not actively traded whose fair value is determined through the use of cash flows utilizing inputs that are unobservable are classified as Level 3. There were no Level 3 debt securities held at September 30, 2023 and December 31, 2022.

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

Derivatives
Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent valuation software, which utilizes the present value of future cash flows discounted using market observable inputs such as forward rate assumptions. The Corporation evaluates the credit risk of its counterparties, as well as that of the Corporation.  Accordingly, factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life are considered in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position, if any. The Corporation has determined that the majority of the inputs used to value its derivative positions fall within Level 2 of the fair value hierarchy. However, the credit valuation adjustments utilize Level 3 inputs. As of September 30, 2023 and December 31, 2022, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Corporation has classified its derivative valuations in their entirety as Level 2.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Items Recorded at Fair Value on a Recurring Basis
The following tables present the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$216,562	$—	$216,562	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	721,699	—	721,699	—
Individual name issuer trust preferred debt securities	8,765	—	8,765	—
Corporate bonds	11,964	—	11,964	—
Mortgage loans held for sale	10,550	—	10,550	—
Derivative assets	84,441	—	84,441	—
Total assets at fair value on a recurring basis	$1,053,981	$—	$1,053,981	$—
Liabilities:
Derivative liabilities	$80,817	$—	$80,817	$—
Total liabilities at fair value on a recurring basis	$80,817	$—	$80,817	$—

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets:
Available for sale debt securities:
Obligations of U.S. government-sponsored enterprises	$199,582	$—	$199,582	$—
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	774,102	—	774,102	—
Individual name issuer trust preferred debt securities	8,760	—	8,760	—
Corporate bonds	11,484	—	11,484	—
Mortgage loans held for sale	8,987	—	8,987	—
Derivative assets	45,055	—	45,055	—
Total assets at fair value on a recurring basis	$1,047,970	$—	$1,047,970	$—
Liabilities:
Derivative liabilities	$76,008	$—	$76,008	$—
Total liabilities at fair value on a recurring basis	$76,008	$—	$76,008	$—

Items Recorded at Fair Value on a Nonrecurring Basis
The following table presents the carrying value of assets held at September 30, 2023, which were written down to fair value during the nine months ended September 30, 2023.

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Collateral dependent individually analyzed loan	$8,050	$—	$—	$8,050
Total assets at fair value on a nonrecurring basis	$8,050	$—	$—	$8,050

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

There were no assets written down to fair value during the twelve months ended December 31, 2022.

The following table presents valuation techniques and unobservable inputs for assets measured at fair value on a nonrecurring basis.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs Utilized (Weighted Average)
September 30, 2023
Collateral dependent individually analyzed loan	$8,050	Appraisals of collateral	Discount for costs to sell	0%
			Appraisal adjustments	0%

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

(Dollars in thousands)
September 30, 2023	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$5,570,902	$5,338,585	$—	$—	$5,338,585

Financial Liabilities:
Time deposits	$1,779,984	$1,761,907	$—	$1,761,907	$—
FHLB advances	1,120,000	1,114,070	—	1,114,070	—
Junior subordinated debentures	22,681	18,999	—	18,999	—

(Dollars in thousands)
December 31, 2022	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Loans, net of allowance for credit losses on loans	$5,072,112	$4,929,449	$—	$—	$4,929,449

Financial Liabilities:
Time deposits	$1,122,882	$1,137,219	$—	$1,137,219	$—
FHLB advances	980,000	978,590	—	978,590	—
Junior subordinated debentures	22,681	18,963	—	18,963	—

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 8 - Deposits
The following table presents a summary of deposits:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Noninterest-bearing:
Demand deposits	$773,261	$858,953
Interest-bearing:
Interest-bearing demand deposits (1)	490,217	333,197
NOW accounts	745,778	871,875
Money market accounts	1,111,797	1,255,805
Savings accounts	514,526	576,250
Time deposits (2)	1,779,984	1,122,882
Total interest-bearing deposits	4,642,302	4,160,009
Total deposits	$5,415,563	$5,018,962
(1)Includes wholesale brokered demand deposit balances of $0 and $31,153, respectively, as of September 30, 2023 and December 31, 2022.
(2)Includes wholesale brokered time deposit balances of $668,042 and $327,044, respectively, as of September 30, 2023 and December 31, 2022.

The following table presents scheduled maturities of time certificates of deposit:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2023 to December 31, 2023	$1,198,713	4.51%
2024	430,047	4.08
2025	73,281	2.68
2026	32,102	2.68
2027	42,803	3.54
2028 and thereafter	3,038	2.97
Balance at September 30, 2023	$1,779,984	4.27%

Time certificates of deposit in denominations of $250 thousand or more totaled $292.1 million and $200.9 million, respectively, at September 30, 2023 and December 31, 2022.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Note 9 - Borrowings
Advances payable to the FHLB amounted to $1.1 billion and $980.0 million, respectively, at September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, the Bank had access to a $40.0 million unused line of credit with the FHLB. Additionally, the Bank had a standby letter of credit with the FHLB of $115.0 million and $215.0 million, respectively, at September 30, 2023 and December 31, 2022. This standby letter of credit was executed in 2022 to collateralize an institutional deposit. The Bank had remaining available borrowing capacity of $1.0 billion and $668.3 million, respectively, with the FHLB at September 30, 2023 and December 31, 2022. The Bank pledges certain qualified investment securities and loans as collateral to the FHLB.

The following table presents maturities and weighted average interest rates on FHLB advances outstanding as of September 30, 2023:

(Dollars in thousands)	Scheduled Maturity	Weighted Average Rate
October 1, 2023 to December 31, 2023	$215,000	5.53%
2024	265,000	5.03
2025	305,000	4.94
2026	165,000	4.54
2027	45,000	4.24
2028 and thereafter	125,000	4.15
Balance at September 30, 2023	$1,120,000	4.90%

Note 10 - Shareholders' Equity
Stock Repurchase Program
The 2023 Repurchase Program authorizes the repurchase of up to 850,000 shares, or approximately 5%, of the Corporation’s outstanding common stock. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual numbers of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The 2023 Repurchase Program commenced on January 1, 2023 and expires on December 31, 2023, and may be modified, suspended, or discontinued at any time. During the nine months ended September 30, 2023, the Corporation repurchased 200,000 shares, at an average price of $43.70 and a total cost of $8.7 million, all of which was repurchased in January and February.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
Regulatory Capital Requirements
Capital levels at September 30, 2023 exceeded the regulatory minimum levels to be considered “well capitalized.”

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios, as well as the corresponding minimum and well capitalized regulatory amounts and ratios that were in effect during the respective periods:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total Capital (to Risk-Weighted Assets):
Corporation	$606,512	11.48%	$422,709	8.00%	N/A	N/A
Bank	600,123	11.36	422,574	8.00	$528,217	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	569,046	10.77	317,032	6.00	N/A	N/A
Bank	562,657	10.65	316,930	6.00	422,574	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	547,050	10.35	237,774	4.50	N/A	N/A
Bank	562,657	10.65	237,698	4.50	343,341	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	569,046	7.87	289,211	4.00	N/A	N/A
Bank	562,657	7.78	289,117	4.00	361,397	5.00

December 31, 2022
Total Capital (to Risk-Weighted Assets):
Corporation	605,005	12.37	391,363	8.00	N/A	N/A
Bank	588,090	12.02	391,260	8.00	489,074	10.00
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	571,794	11.69	293,522	6.00	N/A	N/A
Bank	554,879	11.35	293,445	6.00	391,260	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Corporation	549,798	11.24	220,142	4.50	N/A	N/A
Bank	554,879	11.35	220,083	4.50	317,898	6.50
Tier 1 Capital (to Average Assets): (1)
Corporation	571,794	8.65	264,295	4.00	N/A	N/A
Bank	554,879	8.40	264,177	4.00	330,222	5.00
(1)    Leverage ratio.

In addition to the minimum regulatory capital required for capital adequacy purposes outlined in the table above, the Corporation is required to maintain a minimum capital conservation buffer, in the form of common equity, of 2.50% in order to avoid restrictions on capital distributions and discretionary bonuses. The Corporation’s capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer at September 30, 2023 and December 31, 2022.

The Bancorp owns the common stock of two capital trusts, which have issued trust preferred securities. In accordance with GAAP, the capital trusts are treated as unconsolidated subsidiaries. At both September 30, 2023 and December 31, 2022, $22.0 million in trust preferred securities were included in the Tier 1 capital of the Corporation for regulatory capital reporting purposes pursuant to the capital adequacy guidelines of the Federal Reserve.

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

For the three months ended September 30,	2023		2022
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$33,751	$—	$42,042	$—
Noninterest income:
Wealth management revenues	8,948	8,948	9,525	9,525
Mortgage banking revenues	2,108	—	2,047	—
Card interchange fees	1,267	1,267	1,287	1,287
Service charges on deposit accounts	674	674	819	819
Loan related derivative income	1,082	—	1,041	—
Income from bank-owned life insurance	710	—	684	—
Other income	437	329	400	316
Total noninterest income	15,226	11,218	15,803	11,947
Total revenues	$48,977	$11,218	$57,845	$11,947
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

For the nine months ended September 30,	2023		2022
(Dollars in thousands)	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
Net interest income	$104,444	$—	$114,648	$—
Noninterest income:
Wealth management revenues	26,659	26,659	30,122	30,122
Mortgage banking revenues	5,106	—	7,630	—
Card interchange fees	3,667	3,667	3,754	3,754
Service charges on deposit accounts	2,118	2,118	2,250	2,250
Loan related derivative income	1,278	—	2,011	—
Income from bank-owned life insurance	2,754	—	1,900	—
Other income	1,252	949	1,147	880
Total noninterest income	42,834	33,393	48,814	37,006
Total revenues	$147,278	$33,393	$163,462	$37,006
(1)As reported in the Unaudited Consolidated Statements of Income.
(2)Revenue from contracts with customers in scope of ASC 606.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents revenue from contracts with customers based on the timing of revenue recognition:

(Dollars in thousands)	Three Months		Nine Months
Periods ended September 30,	2023	2022	2023	2022
Revenue recognized at a point in time:
Card interchange fees	$1,267	$1,287	$3,667	$3,754
Service charges on deposit accounts	423	628	1,406	1,782
Other income	267	249	764	692
Revenue recognized over time:
Wealth management revenues	8,948	9,525	26,659	30,122
Service charges on deposit accounts	251	191	712	468
Other income	62	67	185	188
Total revenues from contracts in scope of Topic 606	$11,218	$11,947	$33,393	$37,006

Receivables for revenue from contracts with customers primarily consist of amounts due for wealth management services performed for which the Corporation’s performance obligations have been fully satisfied. Receivables amounted to $6.4 million and $5.1 million, respectively, at September 30, 2023 and December 31, 2022 and were included in other assets in the Unaudited Consolidated Balance Sheets.

Deferred revenues, which are considered contract liabilities under ASC 606, represent advance consideration received from customers for which the Corporation has a remaining performance obligation to fulfill. Contract liabilities are recognized as revenue over the life of the contract as the performance obligations are satisfied. The balances of contract liabilities were insignificant at both September 30, 2023 and December 31, 2022 and were included in other liabilities in the Unaudited Consolidated Balance Sheets.

For commissions and incentives that are in scope of ASC 606, such as those paid to employees in our wealth management services and commercial banking segments in order to obtain customer contracts, contract cost assets are established. The contract cost assets are capitalized and amortized over the estimated useful life that the asset is expected to generate benefits. The carrying value of contract cost assets amounted to $1.9 million and $2.1 million, respectively, at September 30, 2023 and December 31, 2022 and were included in other assets in the Unaudited Consolidated Balance Sheets. The amortization of contract cost assets is recorded within salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.

Note 12 - Defined Benefit Pension Plans
Washington Trust maintains a qualified pension plan for the benefit of certain eligible employees who were hired prior to October 1, 2007. Washington Trust also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans. These defined benefit pension plans were previously amended to freeze benefit accruals after a 10-year transition period. This transition period will end in December 2023.

In the fourth quarter of 2023, the Corporation’s Board of Directors approved a resolution to terminate the qualified pension plan. Work on the qualified pension plan termination process has commenced and the qualified pension plan’s assets are expected to be distributed in fiscal year 2025, pending completion of applicable regulatory approvals, including receipt of a determination letter from the Internal Revenue Service. The qualified pension plan liability is expected to be settled through a combination of lump sum payments to participants and purchase of a group annuity contract from a highly-rated insurance company.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss), on a pre-tax basis:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Nine Months		Three Months		Nine Months
Periods ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
Net Periodic Benefit Cost:
Service cost (1)	$351	$516	$1,052	$1,547	$39	$54	$117	$163
Interest cost (2)	884	592	2,655	1,776	176	105	529	317
Expected return on plan assets (2)	(1,147)	(1,159)	(3,442)	(3,476)	—	—	—	—
Recognized net actuarial loss (2)	—	255	—	765	59	173	178	519
Net periodic benefit cost	$88	$204	$265	$612	$274	$332	$824	$999
(1)Included in salaries and employee benefits expense in the Unaudited Consolidated Statements of Income.
(2)Included in other expenses in the Unaudited Consolidated Statements of Income.

The following table presents the measurement date and weighted-average assumptions used to determine net periodic benefit cost:

	Qualified Pension Plan		Non-Qualified Retirement Plans
For the nine months ended September 30,	2023	2022	2023	2022
Measurement date	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021
Equivalent single discount rate for benefit obligations	5.54%	3.00%	5.50%	2.89%
Equivalent single discount rate for service cost	5.60	3.11	5.61	3.16
Equivalent single discount rate for interest cost	5.43	2.67	5.40	2.48
Expected long-term return on plan assets	5.25	5.25	N/A	N/A
Rate of compensation increase	5.00	3.75	5.00	3.75

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

Wealth Management Services
The Wealth Management Services segment includes investment management; holistic financial planning services; personal trust and estate services, including services as trustee, personal representative and custodian; settlement of decedents’ estates; and institutional trust services, including custody and fiduciary services.

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments:

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Three months ended September 30,	2023	2022	2023	2022	2023	2022
Net interest income	$33,741	$42,038	$10	$4	$33,751	$42,042
Provision for credit losses	500	800	—	—	500	800
Net interest income after provision for credit losses	33,241	41,238	10	4	33,251	41,242
Noninterest income	6,105	6,043	9,121	9,760	15,226	15,803
Noninterest expenses:
Depreciation and amortization expense	892	751	346	348	1,238	1,099
Other noninterest expenses	25,719	23,995	7,433	7,973	33,152	31,968
Total noninterest expenses	26,611	24,746	7,779	8,321	34,390	33,067
Income before income taxes	12,735	22,535	1,352	1,443	14,087	23,978
Income tax expense	2,621	4,878	305	432	2,926	5,310
Net income	$10,114	$17,657	$1,047	$1,011	$11,161	$18,668

Total assets at period end	$7,127,117	$6,332,986	$56,358	$75,065	$7,183,475	$6,408,051
Expenditures for long-lived assets	498	1,206	6	137	504	1,343

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Consolidated Total
Nine months ended September 30,	2023	2022	2023	2022	2023	2022
Net interest income (expense)	$104,407	$114,709	$37	($61)	$104,444	$114,648
Provision for credit losses	2,000	(2,100)	—	—	2,000	(2,100)
Net interest income (expense) after provision for credit losses	102,407	116,809	37	(61)	102,444	116,748
Noninterest income	15,679	18,174	27,155	30,640	42,834	48,814
Noninterest expenses:
Depreciation and amortization expense	2,582	2,168	1,059	1,034	3,641	3,202
Other noninterest expenses	74,801	69,110	22,528	23,051	97,329	92,161
Total noninterest expenses	77,383	71,278	23,587	24,085	100,970	95,363
Income before income taxes	40,703	63,705	3,605	6,494	44,308	70,199
Income tax expense	8,226	13,423	853	1,668	9,079	15,091
Net income	$32,477	$50,282	$2,752	$4,826	$35,229	$55,108

Total assets at period end	$7,127,117	$6,332,986	$56,358	$75,065	$7,183,475	$6,408,051
Expenditures for long-lived assets	3,493	3,494	31	330	3,524	3,824

Note 14 - Other Comprehensive Income (Loss)
The following tables presents the activity in other comprehensive income (loss):

Three months ended September 30,	2023			2022
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Available for Sale Debt Securities:
Change in fair value of available for sale debt securities	($43,139)	$10,354	($32,785)	($61,931)	$14,864	($47,067)
Cash Flow Hedges:
Change in fair value of cash flow hedges	2,196	(527)	1,669	(10,250)	2,460	(7,790)
Net cash flow hedge losses reclassified into earnings (1)	1,533	(369)	1,164	1,075	(258)	817
Net change in fair value of cash flow hedges	3,729	(896)	2,833	(9,175)	2,202	(6,973)
Defined Benefit Plan Obligations:
Amortization of net actuarial losses (2)	59	(14)	45	428	(102)	326
Total other comprehensive loss	($39,351)	$9,444	($29,907)	($70,678)	$16,964	($53,714)
(1)For the three months ended September 30, 2023 and 2022, the pre-tax amounts reclassified into earnings in the Unaudited Consolidated Statements of Income include reductions of $2.2 million and $1.1 million, respectively, in interest and fees on loans, as well as reductions of $631 thousand and $3 thousand, respectively, in FHLB interest expense.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

Nine months ended September 30,	2023			2022
(Dollars in thousands)	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax	Pre-tax Amounts	Income Tax Benefit (Expense)	Net of Tax
Securities available for sale:
Change in fair value of available for sale debt securities	($38,703)	$9,289	($29,414)	($174,302)	$41,833	($132,469)
Cash flow hedges:
Change in fair value of cash flow hedges	4,938	(1,185)	3,753	(27,394)	6,574	(20,820)
Net cash flow hedge losses (gains) reclassified into earnings (1)	6,043	(1,451)	4,592	709	(170)	539
Net change in fair value of cash flow hedges	10,981	(2,636)	8,345	(26,685)	6,404	(20,281)
Defined benefit plan obligations:
Amortization of net actuarial losses (2)	178	(43)	135	1,284	(308)	976
Total other comprehensive loss	($27,544)	$6,610	($20,934)	($199,703)	$47,929	($151,774)
(1)For the nine months ended September 30, 2023 and 2022, the pre-tax amounts reclassified into earnings in the Unaudited Consolidated Statements of Income include reductions of $7.1 million and $561 thousand, respectively, in interest and fees on loans, as well as a reduction of $1.0 million and an increase of $148 thousand, respectively, in FHLB interest expense.
(2)The pre-tax amounts are included in other expenses in the Unaudited Consolidated Statements of Income.

The following tables present the changes in AOCL by component, net of tax:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended September 30, 2023
Balance at June 30, 2023	($127,662)	($17,133)	($4,032)	($148,827)
Other comprehensive (loss) income before reclassifications	(32,785)	1,669	—	(31,116)
Amounts reclassified from accumulated other comprehensive (loss) income	—	1,164	45	1,209
Net other comprehensive (loss) income	(32,785)	2,833	45	(29,907)
Balance at September 30, 2023	($160,447)	($14,300)	($3,987)	($178,734)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the nine months ended September 30, 2023
Balance at December 31, 2022	($131,033)	($22,645)	($4,122)	($157,800)
Other comprehensive (loss) income before reclassifications	(29,414)	3,753	—	(25,661)
Amounts reclassified from accumulated other comprehensive (loss) income	—	4,592	135	4,727
Net other comprehensive (loss) income	(29,414)	8,345	135	(20,934)
Balance at September 30, 2023	($160,447)	($14,300)	($3,987)	($178,734)

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the three months ended September 30, 2022
Balance at June 30, 2022	($92,197)	($17,321)	($8,523)	($118,041)
Other comprehensive loss before reclassifications	(47,067)	(7,790)	—	(54,857)
Amounts reclassified from accumulated other comprehensive loss	—	817	326	1,143
Net other comprehensive (loss) income	(47,067)	(6,973)	326	(53,714)
Balance at September 30, 2022	($139,264)	($24,294)	($8,197)	($171,755)

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Debt Securities	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Defined Benefit Plan Obligations	Total
For the nine months ended September 30, 2022
Balance at December 31, 2021	($6,795)	($4,013)	($9,173)	($19,981)
Other comprehensive loss before reclassifications	(132,469)	(20,820)	—	(153,289)
Amounts reclassified from accumulated other comprehensive loss	—	539	976	1,515
Net other comprehensive (loss) income	(132,469)	(20,281)	976	(151,774)
Balance at September 30, 2022	($139,264)	($24,294)	($8,197)	($171,755)

Note 15 - Earnings per Common Share
The following table presents the calculation of EPS:

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2023	2022	2023	2022
Earnings for basic and diluted earnings per common share:
Net income	$11,161	$18,668	$35,229	$55,108
Less: dividends and undistributed earnings allocated to participating securities	(21)	(53)	(69)	(164)
Net income available to common shareholders	$11,140	$18,615	$35,160	$54,944

Shares:
Weighted average common shares outstanding	17,019	17,174	17,034	17,269
Dilutive effect of common stock equivalents	22	124	29	120
Weighted average diluted common shares outstanding	17,041	17,298	17,063	17,389

Earnings per common share:
Basic earnings per common share	$0.65	$1.08	$2.06	$3.18
Diluted earnings per common share	$0.65	$1.08	$2.06	$3.16

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 468,524 and 452,472, respectively, for the three and nine months ended September 30, 2023, compared to 137,886 and 140,777, respectively, for the same periods in 2022.

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most standby letters of credit extend for one year. At September 30, 2023 and December 31, 2022, there were no liabilities to beneficiaries resulting from standby letters of credit. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The following table presents the contractual and notional amounts of financial instruments with off-balance sheet risk:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk (unfunded commitments):
Commitments to extend credit	$1,242,728	$1,308,873
Standby letters of credit	8,955	9,028
Financial instruments whose notional amounts exceed the amounts of credit risk:
Mortgage loan commitments:
Interest rate lock commitments	30,722	12,201
Forward sale commitments	45,433	23,150
Loan related derivative contracts:
Interest rate contracts with customers	962,174	935,099
Mirror interest rate contracts with counterparties	962,174	935,099
Risk participation-in agreements	224,374	221,247
Interest rate risk management contracts:
Interest rate swaps	140,000	320,000

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

The activity in the ACL on unfunded commitments for the three months ended September 30, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,483	$877	$2,360	$15	$—	$15	$15	$2,390
Provision	(387)	(9)	(396)	(1)	—	(3)	(3)	(400)
Ending Balance	$1,096	$868	$1,964	$14	$—	$12	$12	$1,990
The activity in the ACL on unfunded commitments for the nine months ended September 30, 2023 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,236	$988	$2,224	$50	$—	$16	$16	$2,290
Provision	(140)	(120)	(260)	(36)	—	(4)	(4)	(300)
Ending Balance	$1,096	$868	$1,964	$14	$—	$12	$12	$1,990

Condensed Notes to Unaudited Consolidated Financial Statements – (continued)
The activity in the ACL on unfunded commitments for the three months ended September 30, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,279	$834	$2,113	$58	$—	$19	$19	$2,190
Provision	185	25	210	(8)	—	(2)	(2)	200
Ending Balance	$1,464	$859	$2,323	$50	$—	$17	$17	$2,390

The activity in the ACL on unfunded commitments for the nine months ended September 30, 2022 is presented below:

(Dollars in thousands)	Commercial				Consumer
	CRE	C&I	Total Commercial	Residential Real Estate	Home Equity	Other	Total Consumer	Total
Beginning Balance	$1,267	$816	$2,083	$62	$—	$16	$16	$2,161
Provision	197	43	240	(12)	—	1	1	229
Ending Balance	$1,464	$859	$2,323	$50	$—	$17	$17	$2,390

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

Other Matters
On September 27, 2023, the Bank entered into a settlement with the DOJ through an agreement to resolve allegations that it violated fair lending laws in the state of Rhode Island from 2016 to 2021. Under the settlement, the Bank will provide $7.0 million in loan subsidies over a five-year period with the goal of increasing home mortgage loans, home improvement loans, and home refinance loans in specific census tracts in Rhode Island. Loan subsidies may include originating a loan for a home purchase, refinancing or home improvement at an interest rate below the otherwise prevailing market interest rate offered by Washington Trust and payment of the initial mortgage insurance premium on loans subject to such mortgage insurance. The cost of such subsidies will generally be recognized over the life of the respective loans. Loan subsidies may also include down payment assistance and closing cost assistance. The Bank also will commit $2.0 million for focused community outreach and marketing efforts over a five-year period. The expenses associated with community outreach and marketing efforts will be recorded in the period in which the activities occur and are consistent with historical spending levels. In addition, the Bank will commit to opening two full-service branches in specific census tracts in Rhode Island, including the previously announced new branch in Olneyville, Rhode Island.

The settlement included no civil penalties levied against the Bank. The United States District Court for the District of Rhode Island approved the settlement on October 31, 2023. The settlement resolves all claims made by the DOJ against the Bank related to its lending practices in the state of Rhode Island from 2016 to 2021.

Management's Discussion and Analysis
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022, and in conjunction with the condensed Unaudited Consolidated Financial Statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the full-year ended December 31, 2023 or any future period.

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

We continue to leverage our strong regional brand to build market share and remain steadfast in our commitment to provide superior service. We believe the key to future growth is providing customers with convenient in-person service and digital banking solutions. In April 2023, we opened a new full-service branch in Barrington, Rhode Island. In addition, we expect to open a branch in Smithfield, Rhode Island late in the fourth quarter of 2023 and another branch in the Olneyville section of Providence in early 2024.

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

Management's Discussion and Analysis
Results of Operations
Summary
The following table presents a summarized consolidated statement of operations:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2023	2022	$	%	2023	2022	$	%
Net interest income	$33,751	$42,042	($8,291)	(20%)	$104,444	$114,648	($10,204)	(9%)
Noninterest income	15,226	15,803	(577)	(4)	42,834	48,814	(5,980)	(12)
Total revenues	48,977	57,845	(8,868)	(15)	147,278	163,462	(16,184)	(10)
Provision for credit losses	500	800	(300)	(38)	2,000	(2,100)	4,100	195
Noninterest expense	34,390	33,067	1,323	4	100,970	95,363	5,607	6
Income before income taxes	14,087	23,978	(9,891)	(41)	44,308	70,199	(25,891)	(37)
Income tax expense	2,926	5,310	(2,384)	(45)	9,079	15,091	(6,012)	(40)
Net income	$11,161	$18,668	($7,507)	(40%)	$35,229	$55,108	($19,879)	(36%)

The following table presents a summary of performance metrics and ratios:

	Three Months		Nine Months
Periods ended September 30,	2023	2022	2023	2022
Diluted earnings per common share	$0.65	$1.08	$2.06	$3.16
Return on average assets (net income divided by average assets)	0.62%	1.19%	0.68%	1.23%
Return on average equity (net income available for common shareholders divided by average equity)	9.65%	15.16%	10.19%	14.35%
Net interest income as a percentage of total revenues	69%	73%	71%	70%
Noninterest income as a percentage of total revenues	31%	27%	29%	30%

Net income totaled $11.2 million and $35.2 million, respectively, for the three and nine months ended September 30, 2023, compared to $18.7 million and $55.1 million, respectively, for the same periods in 2022. Results in 2023 were impacted by steep increases in market interest rates and a decline in wealth management and mortgage banking revenues.

The decline in net interest income in 2023 was driven by increased funding costs, which offset the benefit of higher yields on, and growth in, average interest-earning asset balances. The decline in noninterest income reflected lower wealth management asset-based revenues and AUA balances attributable to client asset outflows concentrated in the fourth quarter of 2022. The decline in noninterest income also reflected lower mortgage banking revenues, as higher market interest rates have dampened mortgage activity. The provision for credit losses reflected loan growth, changes in asset and credit quality and reflected our estimate of forecasted economic conditions. The increase in noninterest expenses largely reflected increases in FDIC deposit insurance costs and salaries and employee benefits.

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

Three months ended September 30,	2023			2022			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$102,608	$1,344	5.20	$92,708	$503	2.15	$9,900	$841	3.05
Mortgage loans held for sale	23,057	332	5.71	34,503	361	4.15	(11,446)	(29)	1.56
Taxable debt securities	1,181,915	7,271	2.44	1,150,674	6,061	2.09	31,241	1,210	0.35
FHLB stock	46,889	878	7.43	25,377	88	1.38	21,512	790	6.05
Commercial real estate	2,004,204	31,526	6.24	1,692,374	17,974	4.21	311,830	13,552	2.03
Commercial & industrial	609,604	9,896	6.44	630,360	7,114	4.48	(20,756)	2,782	1.96
Total commercial	2,613,808	41,422	6.29	2,322,734	25,088	4.29	291,074	16,334	2.00
Residential real estate	2,552,602	24,976	3.88	2,045,833	17,379	3.37	506,769	7,597	0.51
Home equity	303,144	4,514	5.91	269,654	2,804	4.13	33,490	1,710	1.78
Other	18,813	225	4.74	15,299	171	4.43	3,514	54	0.31
Total consumer	321,957	4,739	5.84	284,953	2,975	4.14	37,004	1,764	1.70
Total loans	5,488,367	71,137	5.14	4,653,520	45,442	3.87	834,847	25,695	1.27
Total interest-earning assets	6,842,836	80,962	4.69	5,956,782	52,455	3.49	886,054	28,507	1.20
Noninterest-earning assets	272,321			259,347			12,974
Total assets	$7,115,157			$6,216,129			$899,028
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$461,760	$5,060	4.35	$267,670	$822	1.22	$194,090	$4,238	3.13
NOW accounts	742,690	419	0.22	871,038	212	0.10	(128,348)	207	0.12
Money market accounts	1,173,284	9,929	3.36	1,137,875	2,231	0.78	35,409	7,698	2.58
Savings accounts	516,342	429	0.33	582,513	100	0.07	(66,171)	329	0.26
Time deposits (in-market)	1,080,395	9,880	3.63	797,199	1,983	0.99	283,196	7,897	2.64
Interest-bearing in-market deposits	3,974,471	25,717	2.57	3,656,295	5,348	0.58	318,176	20,369	1.99
Wholesale brokered demand deposits	—	—	—	31,014	166	2.12	(31,014)	(166)	(2.12)
Wholesale brokered time deposits	659,624	8,352	5.02	381,984	1,142	1.19	277,640	7,210	3.83
Wholesale brokered deposits	659,624	8,352	5.02	412,998	1,308	1.26	246,626	7,044	3.76
Total interest-bearing deposits	4,634,095	34,069	2.92	4,069,293	6,656	0.65	564,802	27,413	2.27
FHLB advances	1,053,370	12,497	4.71	549,729	3,234	2.33	503,641	9,263	2.38
Junior subordinated debentures	22,681	404	7.07	22,681	206	3.60	—	198	3.47
Total interest-bearing liabilities	5,710,146	46,970	3.26	4,641,703	10,096	0.86	1,068,443	36,874	2.40
Noninterest-bearing demand deposits	773,424			944,153			(170,729)
Other liabilities	173,572			143,043			30,529
Shareholders’ equity	458,015			487,230			(29,215)
Total liabilities and shareholders’ equity	$7,115,157			$6,216,129			$899,028
Net interest income (FTE)		$33,992			$42,359			($8,367)
Interest rate spread			1.43			2.63			(1.20)
Net interest margin			1.97			2.82			(0.85)

Management's Discussion and Analysis

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2023	2022	Change
Commercial loans	$241	$317	($76)

Nine months ended September 30,	2023			2022			Change
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Cash, federal funds sold and short-term investments	$105,025	$3,693	4.70	$128,606	$769	0.80	($23,581)	$2,924	3.90
Mortgage loans held for sale	18,315	725	5.29	29,985	851	3.79	(11,670)	(126)	1.50
Taxable debt securities	1,192,536	21,868	2.45	1,106,632	15,209	1.84	85,904	6,659	0.61
FHLB stock	45,605	2,333	6.84	15,745	218	1.85	29,860	2,115	4.99
Commercial real estate	1,931,196	85,626	5.93	1,648,061	43,360	3.52	283,135	42,266	2.41
Commercial & industrial	618,415	28,423	6.14	628,574	19,456	4.14	(10,159)	8,967	2.00
Total commercial	2,549,611	114,049	5.98	2,276,635	62,816	3.69	272,976	51,233	2.29
Residential real estate	2,452,088	69,777	3.80	1,875,175	46,376	3.31	576,913	23,401	0.49
Home equity	293,957	12,355	5.62	257,814	6,753	3.50	36,143	5,602	2.12
Other	17,685	616	4.66	15,995	550	4.60	1,690	66	0.06
Total consumer	311,642	12,971	5.56	273,809	7,303	3.57	37,833	5,668	1.99
Total loans	5,313,341	196,797	4.95	4,425,619	116,495	3.52	887,722	80,302	1.43
Total interest-earning assets	6,674,822	225,416	4.52	5,706,587	133,542	3.13	968,235	91,874	1.39
Noninterest-earning assets	259,334			268,744			(9,410)
Total assets	$6,934,156			$5,975,331			$958,825
Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits (in-market)	$385,180	$11,788	4.09	$255,014	$1,114	0.58	$130,166	$10,674	3.51
NOW accounts	781,546	1,177	0.20	867,464	492	0.08	(85,918)	685	0.12
Money market accounts	1,208,436	26,807	2.97	1,193,599	3,984	0.45	14,837	22,823	2.52
Savings accounts	534,784	1,065	0.27	570,129	246	0.06	(35,345)	819	0.21
Time deposits (in-market)	971,333	22,417	3.09	800,037	5,997	1.00	171,296	16,420	2.09
Interest-bearing in-market deposits	3,881,279	63,254	2.18	3,686,243	11,833	0.43	195,036	51,421	1.75
Wholesale brokered demand deposits	5,368	177	4.41	17,197	212	1.65	(11,829)	(35)	2.76
Wholesale brokered time deposits	579,871	19,931	4.60	396,465	1,677	0.57	183,406	18,254	4.03
Wholesale brokered deposits	585,239	20,108	4.59	413,662	1,889	0.61	171,577	18,219	3.98
Total interest-bearing deposits	4,466,518	83,362	2.50	4,099,905	13,722	0.45	366,613	69,640	2.05
FHLB advances	1,025,788	35,775	4.66	285,590	3,891	1.82	740,198	31,884	2.84
Junior subordinated debentures	22,681	1,132	6.67	22,681	443	2.61	—	689	4.06
Total interest-bearing liabilities	5,514,987	120,269	2.92	4,408,176	18,056	0.55	1,106,811	102,213	2.37
Noninterest-bearing demand deposits	792,706			925,433			(132,727)
Other liabilities	165,021			129,967			35,054
Shareholders’ equity	461,442			511,755			(50,313)
Total liabilities and shareholders’ equity	$6,934,156			$5,975,331			$958,825
Net interest income (FTE)		$105,147			$115,486			($10,339)
Interest rate spread			1.60			2.58			(0.98)
Net interest margin			2.11			2.71			(0.60)

Management's Discussion and Analysis
Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2023	2022	Change
Commercial loans	$703	$838	($135)

Net Interest Income
Net interest income, the primary source of our operating income, totaled $33.8 million and $104.4 million, respectively, for the three and nine months ended September 30, 2023, compared to $42.0 million and $114.6 million, respectively, for the same periods in 2022. Net interest income is affected by the level of and changes in interest rates, and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Prepayment penalty income associated with loan payoffs is included in net interest income.

The following discussion presents net interest income on an FTE basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

Net interest income includes the periodic recognition of prepayment penalty fee income associated with commercial loan payoffs. Prepayment penalty fee income amounted to $71 thousand (or 0 basis point benefit to NIM) and $245 thousand (or 1 basis point benefit to NIM), respectively, for the three and nine months ended September 30, 2023, compared to $30 thousand (or 0 basis point benefit to NIM) and $168 thousand (or 1 basis point benefit to NIM), respectively, for the same periods in 2022.

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

As noted in the Unaudited Consolidated Statements of Cash Flows, net amortization of premiums and discounts on securities and loans (a net reduction to interest income) amounted to $1.0 million for the nine months ended September 30, 2023, compared $2.5 million for the same period in 2022. This included no accelerated amortization of net deferred fee balances on PPP loans forgiven by the SBA in 2023, compared to $21 thousand (or 0 basis points benefit to NIM) and $1.2 million (or 3 basis points benefit to NIM), respectively, for the three and nine months ended September 30, 2022.

FTE net interest income for the three and nine months ended September 30, 2023 amounted to $34.0 million and $105.1 million, respectively, down by $8.4 million and $10.3 million, respectively, from the same periods in 2022. For the three and nine months ended September 30, 2023, growth in average interest-earning assets net of increased average interest-bearing liability balances contributed approximately $1.4 million and $3.5 million, respectively, of net interest income. Increases in funding costs outpaced increases in asset yields, reducing net interest income by $9.7 million and $13.8 million, respectively, for the three and nine months ended September 30, 2023.

NIM was 1.97% and 2.11%, respectively, for the three and nine months ended September 30, 2023, compared to 2.82% and 2.71%, respectively, for the same periods in 2022. While NIM benefited from higher market interest rates on loans, it was adversely impacted by a higher cost of funds.

Total average securities for the three and nine months ended September 30, 2023 increased by $31.2 million and $85.9 million, respectively, from the average balances for the same periods a year earlier due to purchases of debt securities. The FTE rate of return on the securities portfolio for the three and nine months ended September 30, 2023 was 2.44% and 2.45%, respectively, compared to 2.09% and 1.84%, respectively, for the same periods in 2022, reflecting the impact of higher market interest rates in 2023.

Total average loan balances for the three and nine months ended September 30, 2023 increased by $834.8 million and $887.7 million, respectively, from the average loan balances for the comparable 2022 periods, largely reflecting growth in average balances of residential real estate and CRE loans. The yield on total loans for the three and nine months ended

Management's Discussion and Analysis
September 30, 2023 was 5.14% and 4.95%, respectively, compared to 3.87% and 3.52%, respectively, in the corresponding periods in 2022, reflecting higher market interest rates.

Higher levels of wholesale funding were used in 2023 to fund balance sheet growth. The average balance of FHLB advances for the three and nine months ended September 30, 2023 increased by $503.6 million and $740.2 million, respectively, compared to the average balances for the same periods in 2022. Due to increases in market interest rates, the average rate paid on such advances for the three and nine months ended September 30, 2023 was 4.71% and 4.66%, respectively, up from 2.33% and 1.82%, respectively, for the same periods in 2022. Included in total average interest-bearing deposits were wholesale brokered deposits, which increased by $246.6 million and $171.6 million, respectively, from the same periods in 2022. Due to increases in market interest rates, the average rate paid on wholesale brokered deposits for the three and nine months ended September 30, 2023 was 5.02% and 4.59%, respectively, compared to 1.26% and 0.61%, respectively, for the same periods in 2022.

As market interest rates rose, deposit balances shifted from lower cost deposits to higher cost deposits. Average in-market interest-bearing deposits, which excludes wholesale brokered deposits, for the three and nine months ended September 30, 2023 increased by $318.2 million and $195.0 million, respectively, from the average balances for the same periods in 2022, with increases in time deposits and interest-bearing demand deposits. The average rate paid on in-market interest-bearing deposits for the three and nine months ended September 30, 2023 was 2.57% and 2.18%, respectively, compared to 0.58% and 0.43%, respectively, from the same periods in 2022. The average balance of noninterest-bearing demand deposits for the three and nine months ended September 30, 2023 decreased by $170.7 million and $132.7 million, respectively, from the average balances for the same periods in 2022.

Management's Discussion and Analysis
Volume / Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on an FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(Dollars in thousands)	Three Months Ended September 30, 2023 vs. 2022			Nine Months Ended September 30, 2023 vs. 2022
	Change Due to			Change Due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Cash, federal funds sold and other short-term investments	$59	$782	$841	($166)	$3,090	$2,924
Mortgage loans held for sale	(141)	112	(29)	(396)	270	(126)
Taxable debt securities	169	1,041	1,210	1,263	5,396	6,659
FHLB stock	128	662	790	873	1,242	2,115
Commercial real estate	3,747	9,805	13,552	8,478	33,788	42,266
Commercial & industrial	(241)	3,023	2,782	(318)	9,285	8,967
Total commercial	3,506	12,828	16,334	8,160	43,073	51,233
Residential real estate	4,716	2,881	7,597	15,799	7,602	23,401
Home equity	383	1,327	1,710	1,053	4,549	5,602
Other	41	13	54	59	7	66
Total consumer	424	1,340	1,764	1,112	4,556	5,668
Total loans	8,646	17,049	25,695	25,071	55,231	80,302
Total interest income	8,861	19,646	28,507	26,645	65,229	91,874
Interest on Interest-Bearing Liabilities:
Interest-bearing demand deposits (in-market)	934	3,304	4,238	830	9,844	10,674
NOW accounts	(35)	242	207	(54)	739	685
Money market accounts	72	7,626	7,698	51	22,772	22,823
Savings accounts	(13)	342	329	(17)	836	819
Time deposits (in-market)	928	6,969	7,897	1,526	14,894	16,420
Interest-bearing in-market deposits	1,886	18,483	20,369	2,336	49,085	51,421
Wholesale brokered demand deposits	(83)	(83)	(166)	(217)	182	(35)
Wholesale brokered time deposits	1,328	5,882	7,210	1,121	17,133	18,254
Wholesale brokered deposits	1,245	5,799	7,044	904	17,315	18,219
Total interest-bearing deposits	3,131	24,282	27,413	3,240	66,400	69,640
FHLB advances	4,380	4,883	9,263	19,902	11,982	31,884
Junior subordinated debentures	—	198	198	—	689	689
Total interest expense	7,511	29,363	36,874	23,142	79,071	102,213
Net interest income (FTE)	$1,350	($9,717)	($8,367)	$3,503	($13,842)	($10,339)

Provision for Credit Losses
The provision for credit losses results from management’s review of the adequacy of the ACL. The ACL is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating an appropriate level of ACL necessarily involves a high degree of judgment.

Management's Discussion and Analysis
The following table presents the provision for credit losses:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2023	2022	$	%	2023	2022	$	%
Provision for credit losses on loans	$900	$600	$300	50%	$2,300	($2,329)	$4,629	199%
Provision for credit losses on unfunded commitments	(400)	200	($600)	(300)	(300)	229	($529)	(231)
Provision for credit losses	$500	$800	($300)	(38%)	$2,000	($2,100)	$4,100	195%

The provision recognized in 2023 reflected loan growth, changes in asset and credit quality, and our current estimate of forecasted economic conditions. Econometric factors have been relatively stable in 2023 and the forecast also reflects a lower probability of a recession, with an anticipation of a “soft-landing” in the event of an economic slowdown.

On a year-to-date basis in 2022 a negative provision was recorded reflecting low loss rates and strong asset and credit quality that more than offset negative trends in economic forecasts and loan growth that was concentrated in residential real estate loans.

Net charge-offs totaled $30 thousand for the three months ended September 30, 2023, compared to net charge-offs of $54 thousand for the same period in 2022. For the nine months ended September 30, 2023, net charge-offs totaled $114 thousand, compared to net recoveries of $104 thousand for the same period in 2022.

The ACL on loans was $40.2 million, or 0.72% of total loans, at September 30, 2023, compared to $38.0 million, or 0.74% of total loans, at December 31, 2022. See additional discussion under the caption “Asset Quality” for further information on the ACL on loans.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2023	2022	$	%	2023	2022	$	%
Noninterest income:
Wealth management revenues	$8,948	$9,525	($577)	(6%)	$26,659	$30,122	($3,463)	(11%)
Mortgage banking revenues	2,108	2,047	61	3	5,106	7,630	(2,524)	(33)
Card interchange fees	1,267	1,287	(20)	(2)	3,667	3,754	(87)	(2)
Service charges on deposit accounts	674	819	(145)	(18)	2,118	2,250	(132)	(6)
Loan related derivative income	1,082	1,041	41	4	1,278	2,011	(733)	(36)
Income from bank-owned life insurance	710	684	26	4	2,754	1,900	854	45
Other income	437	400	37	9	1,252	1,147	105	9
Total noninterest income	$15,226	$15,803	($577)	(4%)	$42,834	$48,814	($5,980)	(12%)

Noninterest Income Analysis
On a year-to-date basis, revenue from wealth management services represented 62% of total noninterest income for both 2023 and 2022. A substantial portion of wealth management revenues is dependent on the value of wealth management AUA and is closely tied to the performance of the financial markets. This portion of wealth management revenues is referred to as “asset-based” and includes trust and investment management fees. Wealth management revenues also include “transaction-based” revenues, such as commissions and other service fees that are not primarily derived from the value of assets.

Management's Discussion and Analysis
The categories of wealth management revenues are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2023	2022	$	%	2023	2022	$	%
Wealth management revenues:
Asset-based revenues	$8,683	$9,302	($619)	(7%)	$25,674	$29,154	($3,480)	(12%)
Transaction-based revenues	265	223	42	19	985	968	17	2
Total wealth management revenues	$8,948	$9,525	($577)	(6%)	$26,659	$30,122	($3,463)	(11%)

Wealth management revenues for the three and nine months ended September 30, 2023 decreased by $577 thousand and $3.5 million, respectively, from the same periods in 2022, reflecting a decrease in asset-based revenues. The change in asset-based revenues correlated with the change in average AUA balances. The average balance of AUA for the three and nine months ended September 30, 2023 decreased by 6% and 13%, respectively, from the average balance for the same periods in 2022.

The end of period AUA balance amounted to $6.1 billion at September 30, 2023. The following table presents the changes in wealth management AUA balances:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2023	2022	2023	2022
Wealth management assets under administration:
Balance at the beginning of period	$6,350,260	$6,650,097	$5,961,990	$7,784,211
Net investment appreciation (depreciation) & income	(154,269)	(239,762)	391,781	(1,444,785)
Net client asset (outflows) inflows	(64,596)	(87,578)	(222,376)	(16,669)
Balance at the end of period	$6,131,395	$6,322,757	$6,131,395	$6,322,757

AUA and related asset-based revenues were adversely impacted by client withdrawals associated with the departure of four client-facing advisors at the end of the third quarter of 2022. These four advisors were associated with approximately $1.0 billion of AUA as of September 30, 2022. Through September 30, 2023, cumulative client asset withdrawals associated with the departure of the advisors amounted to $672 million, of which $68 million was withdrawn in the nine months ended September 30, 2023 and $604 million was withdrawn in the fourth quarter of 2022. The cumulative withdrawals reduced wealth management revenues by approximately $966 thousand and $2.8 million, respectively, in the three and nine months ended September 30, 2023. We continue to expect that the full-year 2023 decline in revenues associated with these withdrawals will be approximately $3.8 million. While there are cost savings in salaries and employee benefits expense associated with the departure of these advisors, they currently are being partially offset by a higher level of legal expenses also associated with this matter.

On a year-to-date basis, mortgage banking revenues represented 12% of total noninterest income for 2023, compared to 16% for 2022. These revenues are dependent on mortgage origination volume and are sensitive to interest rates and the condition of housing markets. The composition of mortgage banking revenues and the volume of loans sold to the secondary market are shown in the following table:

Management's Discussion and Analysis

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2023	2022	$	%	2023	2022	$	%
Mortgage banking revenues:
Realized gains on loan sales, net (1)	$1,746	$1,718	$28	2%	$3,149	$6,962	($3,813)	(55%)
Changes in fair value, net (2)	(171)	(226)	55	24	297	(798)	1,095	137
Loan servicing fee income, net (3)	533	555	(22)	(4)	1,660	1,466	194	13
Total mortgage banking revenues	$2,108	$2,047	$61	3%	$5,106	$7,630	($2,524)	(33%)

Loans sold to the secondary market (4)	$88,621	$75,324	$13,297	18%	$182,512	$285,193	($102,681)	(36%)
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

For the three and nine months ended September 30, 2023, mortgage banking revenues were up by $61 thousand and down by $2.5 million, respectively, compared to the same periods in 2022. The year-to-date decline in mortgage banking revenues was mainly attributable to a decline in sales volume and a reduction in the sales yield. On a year-to-date basis, residential real estate loan origination, refinancing and sales activity decreased in response to increases in market interest rates and changes in the housing markets. Mortgage banking revenues are also impacted by changes in the fair value of mortgage loans held for sale and forward loan commitments, which are primarily based on current market prices in the secondary market and correlate to changes in the size of the mortgage pipeline.

Income from BOLI for the nine months ended September 30, 2023, was up by $854 thousand from the same period in 2022, reflecting the recognition of $658 thousand in non-taxable income in 2023 associated with the receipt of life insurance proceeds.

For the nine months ended September 30, 2023, loan related derivative income decreased by $733 thousand from the same period in 2022, reflecting a decrease in commercial borrower interest rate swap transactions.

Noninterest Expense
The following table presents noninterest expense comparisons:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2023	2022	$	%	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$21,622	$21,609	$13	—%	$63,994	$62,992	$1,002	2%
Outsourced services	3,737	3,552	185	5	10,854	10,169	685	7
Net occupancy	2,387	2,234	153	7	7,240	6,708	532	8
Equipment	1,107	939	168	18	3,185	2,795	390	14
Legal, audit and professional fees	1,058	693	365	53	2,932	2,140	792	37
FDIC deposit insurance costs	1,185	430	755	176	3,428	1,198	2,230	186
Advertising and promotion	789	799	(10)	(1)	1,624	1,874	(250)	(13)
Amortization of intangibles	211	215	(4)	(2)	635	648	(13)	(2)
Other	2,294	2,596	(302)	(12)	7,078	6,839	239	3
Total noninterest expense	$34,390	$33,067	$1,323	4%	$100,970	$95,363	$5,607	6%

Noninterest Expense Analysis
Salaries and employee benefits expense, the largest component of noninterest expense, for the three and nine months ended September 30, 2023 increased by $13 thousand and $1.0 million, respectively, compared to the same periods in 2022. On a

Management's Discussion and Analysis
year-to-date basis, the increase largely reflected annual merit increases and higher staffing levels, partially offset by decreases in performance-based compensation accruals.

Outsourced services expense for the three and nine months ended September 30, 2023, increased by $185 thousand and $685 thousand, respectively, compared to the same periods in the prior year, due to changes to and expansion of services provided by third party vendors.

Net occupancy expense for the three and nine months ended September 30, 2023 increased by $153 thousand and $532 thousand, respectively, compared to the same periods in 2022, primarily due to branch expansion.

Legal, audit and professional fees for the three and nine months ended September 30, 2023 increased by $365 thousand and $792 thousand, respectively, compared to the same periods in 2022, reflecting higher legal expenses.

FDIC deposit insurance costs for the three and nine months ended September 30, 2023 increased by $755 thousand and $2.2 million, respectively, compared to the same periods in 2022, reflecting an increase in the FDIC’s deposit assessment rate and growth in assets.

Income Taxes
The following table presents the Corporation’s income tax provision and applicable tax rates for the periods indicated:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2023	2022	2023	2022
Income tax expense	$2,926	$5,310	$9,079	$15,091
Effective income tax rate	20.8%	22.1%	20.5%	21.5%

The effective income tax rates for the three and nine months ended September 30, 2023 and 2022 differed from the federal rate of 21%, primarily due to the benefits of tax-exempt income, income from BOLI and federal tax credits, partially offset by state income tax expense.

The decrease in the effective tax rate for the three and nine months ended September 30, 2023 compared to the same periods in 2022 largely reflected an increase in benefits from federal tax credits, tax-exempt income and BOLI income.

The Corporation’s net deferred tax assets amounted to $63.4 million at September 30, 2023, compared to $56.4 million at December 31, 2022. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more-likely-than-not that these assets will be realized primarily through future reversals of existing taxable temporary differences or by offsetting projected future taxable income. Net deferred tax assets increased in 2023, largely reflecting increases in deferred tax assets associated with a decline in fair value of securities available for sale that due to changes in market interest rates.

Segment Reporting
The Corporation manages its operations through two reportable business segments, consisting of Commercial Banking and Wealth Management Services. See Note 13 to the Unaudited Consolidated Financial Statements for additional disclosure related to business segments.

Management's Discussion and Analysis
Commercial Banking
The following table presents a summarized statement of operations for the Commercial Banking business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2023	2022	$	%	2023	2022	$	%
Net interest income	$33,741	$42,038	($8,297)	(20%)	$104,407	$114,709	($10,302)	(9%)
Provision for credit losses	500	800	(300)	(38)	2,000	(2,100)	4,100	(195)
Net interest income after provision for credit losses	33,241	41,238	(7,997)	(19)	102,407	116,809	(14,402)	(12)
Noninterest income	6,105	6,043	62	1	15,679	18,174	(2,495)	(14)
Noninterest expense	26,611	24,746	1,865	8	77,383	71,278	6,105	9
Income before income taxes	12,735	22,535	(9,800)	(43)	40,703	63,705	(23,002)	(36)
Income tax expense	2,621	4,878	(2,257)	(46)	8,226	13,423	(5,197)	(39)
Net income	$10,114	$17,657	($7,543)	(43%)	$32,477	$50,282	($17,805)	(35%)

Net interest income for the Commercial Banking segment for the three and nine months ended September 30, 2023 decreased by $8.3 million and $10.3 million, respectively, from the same periods in 2022. Net interest income was adversely impacted increases in funding costs, but this was partially offset by growth in and higher yields on average interest-earning assets.

The provision for credit losses for the three and nine months ended September 30, 2023 decreased by $300 thousand and increased by $4.1 million, respectively, from the same periods in 2022. See additional discussion under the caption “Provision for Credit Losses.”

Noninterest income derived from the Commercial Banking segment for the three and nine months ended September 30, 2023 was up by $62 thousand and down by $2.5 million, respectively, from the comparable periods in 2022. On a year-to-date basis, the decline in Commercial Banking noninterest income in 2023 reflected lower mortgage banking revenues and loan related derivative income, partially offset by higher BOLI income. See additional discussion under the caption “Noninterest Income” above.

Commercial Banking noninterest expenses for the three and nine months ended September 30, 2023 were up by $1.9 million and $6.1 million, respectively, from the same periods in 2022, with the largest increases in FDIC deposit insurance costs, salaries and employee benefits, legal expenses, net occupancy costs and outsourced services. See additional discussion under the caption “Noninterest Expense” above.

Wealth Management Services
The following table presents a summarized statement of operations for the Wealth Management Services business segment:

(Dollars in thousands)	Three Months				Nine Months
			Change				Change
Periods ended September 30,	2023	2022	$	%	2023	2022	$	%
Net interest income (expense)	$10	$4	$6	(150%)	$37	($61)	$98	161%
Noninterest income	9,121	9,760	(639)	(7)	27,155	30,640	(3,485)	(11)
Noninterest expense	7,779	8,321	(542)	(7)	23,587	24,085	(498)	(2)
Income before income taxes	1,352	1,443	(91)	(6)	3,605	6,494	(2,889)	(44)
Income tax expense	305	432	(127)	(29)	853	1,668	(815)	(49)
Net income	$1,047	$1,011	$36	4%	$2,752	$4,826	($2,074)	(43%)

For the three and nine months ended September 30, 2023, noninterest income derived from the Wealth Management Services segment decreased by $639 thousand and $3.5 million, respectively, from the same periods in 2022, largely reflecting a decrease in asset-based revenues. See further discussion under the caption “Noninterest Income” above.

Management's Discussion and Analysis
For the three and nine months ended September 30, 2023, noninterest expenses for the Wealth Management Services segment decreased by $542 thousand and $498 thousand, respectively, from the comparable periods in 2022, largely reflecting decreases in salaries and employee benefits expense, partially offset by higher legal expenses.

Financial Condition
Summary
The following table presents selected financial condition data:

(Dollars in thousands)			Change
	September 30, 2023	December 31, 2022	$	%
Total securities	958,990	993,928	(34,938)	(4)
Total loans	5,611,115	5,110,139	500,976	10
Allowance for credit losses on loans	40,213	38,027	2,186	6
Total assets	7,183,475	6,660,051	523,424	8
Total deposits	5,415,563	5,018,962	396,601	8
FHLB advances	1,120,000	980,000	140,000	14
Total shareholders’ equity	431,404	453,669	(22,265)	(5)

Total assets amounted to $7.2 billion at September 30, 2023, up by $523.4 million, or 8%, from the end of 2022, largely reflecting loan growth.

The securities portfolio decreased by $34.9 million, or 4%, from the end of 2022, reflecting routine pay-downs on mortgage-backed securities and a decrease in fair value of available for sale securities due to changes in market interest rates, partially offset by purchases of debt securities.

Total loans increased by $501.0 million, or 10%, from the end of 2022, largely due to growth in the residential real estate and commercial loan portfolios.

Total deposits increased by $396.6 million, or 8%, from the end of 2022, with increases in both wholesale brokered deposits and in-market deposits. FHLB advances increased by $140.0 million, or 14%, from December 31, 2022. The increase in wholesale brokered deposits and FHLB advances reflected higher levels of wholesale funding being utilized to fund balance sheet growth.

Shareholders’ equity decreased by $22.3 million, or 5%, as net income was offset by dividend declarations, a decrease in the AOCL component of shareholders' equity and an increase in treasury stock balances. The decrease in AOCL reflected a decrease in the fair value of available for sale debt securities that was due to changes in market interest rates.

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

Management's Discussion and Analysis

Determination of Fair Value
The Corporation uses an independent pricing service to obtain quoted prices. The prices provided by the independent pricing service are generally based on observable market data in active markets. The determination of whether markets are active or inactive is based upon the level of trading activity for a particular security class. Management reviews the independent pricing service’s documentation to gain an understanding of the appropriateness of the pricing methodologies. Management also reviews the prices provided by the independent pricing service for reasonableness based upon current trading levels for similar securities. If the prices appear unusual, they are re-examined and the value is either confirmed or revised. In addition, management periodically performs independent price tests of securities to ensure proper valuation and to verify our understanding of how securities are priced. As of September 30, 2023 and December 31, 2022, management did not make any adjustments to the prices provided by the pricing service.

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

Securities Portfolio
The carrying amounts of securities held are as follows:

(Dollars in thousands)	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Available for Sale Debt Securities:
Obligations of U.S. government-sponsored enterprises	$216,562	23%	$199,582	20%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	721,699	75	774,102	78
Individual name issuer trust preferred debt securities	8,765	1	8,760	1
Corporate bonds	11,964	1	11,484	1
Total available for sale debt securities	$958,990	100%	$993,928	100%

The securities portfolio represented 13% of total assets at September 30, 2023, compared to 15% of total assets at December 31, 2022. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

The securities portfolio decreased by $34.9 million, or 4%, from the end of 2022. This decrease included $55.3 million of routine pay-downs on mortgage-backed securities and a decrease of $38.7 million (pre-tax) in the fair value of available for sale securities. These were partially offset by purchases of U.S. government agency and U.S. government-sponsored debt securities, including mortgage-backed securities, totaling $60.2 million, with a weighted average yield of 4.98%.

As of September 30, 2023, the carrying amount of available for sale debt securities included net unrealized losses of $211.1 million, compared to net unrealized losses of $172.4 million as of December 31, 2022. The decrease in fair value of available for sale debt securities from the end of 2022 was primarily concentrated in obligations of U.S. government agencies and U.S. government-sponsored enterprises, including mortgage-backed securities, and primarily attributable to relative changes in market interest rates since the time of purchase. See Note 3 to the Unaudited Consolidated Financial Statements for additional information.

Loans
Total loans amounted to $5.6 billion at September 30, 2023, up by $501.0 million, or 10%, from the end of 2022.

Management's Discussion and Analysis
The following is a summary of loans:

(Dollars in thousands)	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Commercial:
Commercial real estate (1)	$2,063,383	37%	$1,829,304	36%
Commercial & industrial (2)	611,565	11	656,397	13
Total commercial	2,674,948	48	2,485,701	49
Residential Real Estate:
Residential real estate (3)	2,611,100	47	2,323,002	45
Consumer:
Home equity	305,683	5	285,715	6
Other (4)	19,384	—	15,721	—
Total consumer	325,067	5	301,436	6
Total loans	$5,611,115	100%	$5,110,139	100%
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

Commercial Loans
The commercial loan portfolio represented 48% of total loans at September 30, 2023.

In making commercial loans, we may occasionally solicit the participation of other banks. The Bank also participates in commercial loans originated by other banks. In such cases, these loans are individually underwritten by us using standards similar to those employed for our self-originated loans. Our participation in commercial loans originated by other banks amounted to $644.1 million and $510.6 million, respectively, at September 30, 2023 and December 31, 2022. Our participation in commercial loans originated by other banks also includes shared national credits. Shared national credits are defined as participation in loans or loan commitments of at least $100.0 million that are shared by three or more banks.

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

Commercial Real Estate Loans
CRE loans totaled $2.1 billion at September 30, 2023, up by $234.1 million, or 13%, from the balance at December 31, 2022. In 2023, CRE originations and advances of approximately $327 million were partially offset by payments of approximately $108 million. Included in the net increase in CRE were reclassifications of $15 million from C&I.

Included in the CRE loan portfolio were construction and development loans of $193.3 million and $164.1 million, respectively, as of September 30, 2023 and December 31, 2022.

Shared national credit balances included in the CRE loans totaled $36.0 million and $10.5 million, respectively, at September 30, 2023 and December 31, 2022. At September 30, 2023, $19.7 million of the balance was included in the pass-rated category of commercial loan credit quality and $16.3 million of the balance was classified. At December 31, 2022, all of the balances were included in the pass-rated category. All of the shared national credit balances included in CRE loans were current with respect to contractual payment terms at both September 30, 2023 and December 31, 2022.

Management's Discussion and Analysis

The following table presents a geographic summary of CRE loans by property location:

(Dollars in thousands)	September 30, 2023		December 31, 2022
	Outstanding Balance	% of Total	Outstanding Balance	% of Total
Connecticut	$771,517	37%	$691,780	38%
Massachusetts	656,754	32	566,717	31
Rhode Island	431,724	21	387,759	21
Subtotal	1,859,995	90	1,646,256	90
All other states	203,388	10	183,048	10
Total	$2,063,383	100%	$1,829,304	100%

The following table presents a summary of CRE loans by property type segmentation:

(Dollars in thousands)	September 30, 2023			December 31, 2022
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
CRE Portfolio Segmentation:
Multi-family dwelling	142	$552,819	27%	127	$469,233	26%
Retail	102	421,882	20	108	421,617	23
Office	53	289,011	14	53	257,551	14
Industrial and warehouse	53	272,216	13	42	192,717	11
Hospitality	44	237,578	12	33	214,829	12
Healthcare	18	168,653	8	17	136,225	7
Commercial mixed use	11	47,984	2	21	54,976	3
Other	29	73,240	4	34	82,156	4
Total CRE loans	452	$2,063,383	100%	435	$1,829,304	100%

Average CRE loan size		$4,565			$4,205
Largest individual CRE loan outstanding		$65,451			$65,431

In 2023, there has been heightened focus in the banking industry on the CRE office sector, given the continuation of remote work and an increase in vacancies across the office market. As of September 30, 2023, Washington Trust’s CRE office loan segment totaled $289.0 million, or 5% of total loans and 14% of the total CRE loans. These office loans are secured by properties located in our primary lending market area of southern New England - Connecticut, Massachusetts and Rhode Island. Furthermore, approximately 67% of the CRE office segment balance of $289.0 million is secured by properties located in suburban areas. As of September 30, 2023, all of the CRE office loans were current with respect to payment terms and 97% of the CRE office segment balance was on accruing status. Additionally, the credit quality of the CRE office loan segment was 83% pass-rated, 7% special mention-rated and 10% classified as of September 30, 2023.

Commercial and Industrial Loans
C&I loans amounted to $611.6 million at September 30, 2023, down by $44.8 million, or 7%, from the balance at December 31, 2022. The net reduction in C&I reflected payments of approximately $75 million and reclassifications of $15 million to CRE, partially offset by originations and advances of $45 million.

Shared national credit balances outstanding included in the C&I loan portfolio totaled $65.6 million and $40.9 million, respectively, at September 30, 2023 and December 31, 2022. All of these loans were included in the pass-rated category of commercial loan credit quality and were current with respect to contractual payment terms at both September 30, 2023 and December 31, 2022.

Management's Discussion and Analysis
The following table presents a summary of C&I loan by industry segmentation:

(Dollars in thousands)	September 30, 2023			December 31, 2022
	Count	Outstanding Balance	% of Total	Count	Outstanding Balance	% of Total
C&I Portfolio Segmentation:
Healthcare and social assistance	63	$160,637	26%	69	$193,052	29%
Real estate rental and leasing	158	80,283	13	168	72,429	11
Transportation and warehousing	16	62,831	10	20	51,347	8
Manufacturing	55	56,015	9	55	60,601	9
Educational services	17	44,451	7	19	46,708	7
Retail trade	45	43,724	7	50	56,012	9
Finance and insurance	45	30,094	5	55	28,313	4
Information	5	23,324	4	5	23,948	4
Arts, entertainment and recreation	20	22,528	4	24	25,646	4
Accommodation and food services	41	13,981	2	49	17,167	3
Professional, scientific and technical services	34	5,165	1	37	6,451	1
Public administration	12	3,751	1	11	3,789	1
Other	157	64,781	11	162	70,934	10
Total C&I loans	668	$611,565	100%	724	$656,397	100%

Average C&I loan size		$916			$907
Largest individual C&I loan outstanding		$25,761			$27,676

Residential Real Estate Loans
The residential real estate loan portfolio represented 47% of total loans at September 30, 2023.

Residential real estate loans held in portfolio amounted to $2.6 billion at September 30, 2023, up by $288.1 million, or 12%, from the balance at December 31, 2022. While total residential real estate loan origination activity has declined from the prior year, a high proportion of loans was originated for portfolio.

The following is a geographic summary of residential real estate loans by property location:

(Dollars in thousands)	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Massachusetts	$1,940,590	75%	$1,698,240	73%
Rhode Island	476,152	18	446,010	19
Connecticut	164,747	6	153,323	7
Subtotal	2,581,489	99	2,297,573	99
All other states	29,611	1	25,429	1
Total (1)	$2,611,100	100%	$2,323,002	100%
(1)Includes residential mortgage loans purchased from and serviced by other financial institutions totaling $54.4 million and $59.9 million, respectively, as of September 30, 2023 and December 31, 2022.

Residential real estate loans are originated both for sale to the secondary market as well as for retention in the Bank’s loan portfolio. We also originate residential real estate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

Management's Discussion and Analysis
The table below presents residential real estate loan origination activity:

(Dollars in thousands)	Three Months				Nine Months
Periods ended September 30,	2023		2022		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Originations for retention in portfolio (1)	$161,603	67%	$225,132	74%	$420,065	70%	$653,295	71%
Originations for sale to the secondary market (2)	78,339	33	77,242	26	184,097	30	270,320	29
Total	$239,942	100%	$302,374	100%	$604,162	100%	$923,615	100%
(1)Includes the full commitment amount of homeowner construction loans.
(2)Includes brokered loans (loans originated for others).

The table below presents residential real estate loan sales activity:

(Dollars in thousands)
	Three Months				Nine Months
Periods ended September 30,	2023		2022		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans sold with servicing rights retained	$34,046	38%	$34,659	46%	$79,887	44%	$72,764	26%
Loans sold with servicing rights released (1)	54,575	62	40,665	54	102,625	56	212,429	74
Total	$88,621	100%	$75,324	100%	$182,512	100%	$285,193	100%
(1)Includes brokered loans (loans originated for others).

On a year-to-date basis, residential real estate loan origination, refinancing and sales activity decreased in response to increases in market interest rates and changes in the housing markets.

We have active relationships with various secondary market investors that purchase residential real estate loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we are also able to manage our liquidity position through timely sales of residential real estate loans to the secondary market.

Loans are sold with servicing retained or released. Loans sold with servicing rights retained result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to mortgage banking revenues over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $8.8 million and $9.0 million, respectively, as of September 30, 2023 and December 31, 2022. The balance of residential mortgage loans serviced for others, which are not included in the Unaudited Consolidated Balance Sheets, amounted to $1.5 billion as of both September 30, 2023 and December 31, 2022.

Consumer Loans
Consumer loans include home equity loans and lines of credit and personal installment loans. Home equity lines of credit and home equity loans represented 94% of the total consumer portfolio at September 30, 2023. Our home equity line and home equity loan origination activities are conducted primarily in southern New England. The Bank estimates that approximately 55% of the combined home equity lines of credit and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

The consumer loan portfolio totaled $325.1 million at September 30, 2023, up by $23.6 million, or 8%, from December 31, 2022, largely reflecting increases in home equity lines and loans. Purchased consumer loans, consisting of loans to individuals secured by general aviation aircraft, amounted to $13.7 million and $9.6 million, respectively, at September 30, 2023 and December 31, 2022.

Management's Discussion and Analysis
Asset Quality
The Corporation continually monitors the asset quality of the loan portfolio using all available information.

In the course of resolving problem loans, the Corporation may choose to modify the contractual terms of certain loans. As disclosed in Note 2, the Corporation adopted ASU 2022-02, which eliminated the accounting guidance for TDRs and added enhanced disclosures with respect to certain modifications for borrowers experiencing financial difficulty. Effective January 1, 2023, a loan that has been modified is considered a TLM when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows. The decision to modify a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. See Note 4 for additional information regarding TLMs.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO.

The following table presents nonperforming assets and additional asset quality data:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial:
Commercial real estate	$22,609	$—
Commercial & industrial	696	—
Total commercial	23,305	—
Residential Real Estate:
Residential real estate	9,446	11,894
Consumer:
Home equity	901	952
Other	—	—
Total consumer	901	952
Total nonaccrual loans	33,652	12,846
OREO, net	683	—
Total nonperforming assets	$34,335	$12,846

Nonperforming assets to total assets	0.48%	0.19%
Nonperforming loans to total loans	0.60%	0.25%
Total past due loans to total loans	0.17%	0.23%
Allowance for credit losses on loans to total loans	0.72%	0.74%
Accruing loans 90 days or more past due	$—	$—

Nonaccrual Loans
During the nine months ended September 30, 2023, the Corporation made no changes in its practices or policies concerning the placement of loans into nonaccrual status.

Management's Discussion and Analysis
The following table presents the activity in nonaccrual loans:

(Dollars in thousands)	Three Months		Nine Months
For the periods ended September 30,	2023	2022	2023	2022
Balance at beginning of period	$10,407	$12,414	$12,846	$14,203
Additions to nonaccrual status	25,088	521	28,258	1,106
Loans returned to accruing status	(197)	(400)	(1,636)	(699)
Loans charged-off	(44)	(63)	(157)	(122)
Loans transferred to other real estate owned	—	—	(683)	—
Payments, payoffs and other changes	(1,602)	(350)	(4,976)	(2,366)
Balance at end of period	$33,652	$12,122	$33,652	$12,122

The following table presents additional detail on nonaccrual loans:

(Dollars in thousands)	September 30, 2023				December 31, 2022
	Days Past Due				Days Past Due
	Over 90	Under 90	Total	% (1)	Over 90	Under 90	Total	% (1)
Commercial:
Commercial real estate	$—	$22,609	$22,609	1.10%	$—	$—	$—	—%
Commercial & industrial	—	696	696	0.11	—	—	—	—
Total commercial	—	23,305	23,305	0.87	—	—	—	—
Residential Real Estate:
Residential real estate	1,434	8,012	9,446	0.36	3,779	8,115	11,894	0.51
Consumer:
Home equity	40	861	901	0.29	—	952	952	0.33
Other	—	—	—	—	—	—	—	—
Total consumer	40	861	901	0.28	—	952	952	0.32
Total nonaccrual loans	$1,474	$32,178	$33,652	0.60%	$3,779	$9,067	$12,846	0.25%
(1)    Percentage of nonaccrual loans to the total loans outstanding within the respective loan class.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2023.

As of September 30, 2023, the composition of nonaccrual loans was 69% commercial and 31% residential and consumer. This compared to 100% residential and consumer as of December 31, 2022.

Total nonaccrual loans increased by $20.8 million from the end of 2022.

Nonaccrual commercial loans increased by $23.3 million from the balance at December 31, 2022, primarily due to two CRE loans that were placed on nonaccrual status in the third quarter of 2023. As of September 30, 2023, the balance of nonaccrual CRE loans was secured by income-producing properties in Connecticut. Included in nonaccrual CRE loans at September 30, 2023 was a well-secured collateral dependent loan with a carrying value of $14.0 million that was modified as a TLM in the third quarter of 2023. The contractual maturity of the loan was extended by 9 months.

Nonaccrual residential real estate mortgage loans decreased by $2.4 million from the end of 2022. As of September 30, 2023, the balance of nonaccrual residential mortgage loans was predominately secured by properties in Connecticut, Massachusetts and Rhode Island. Included in total nonaccrual residential real estate loans at September 30, 2023 were four loans purchased for portfolio and serviced by others amounting to $1.2 million.  Management monitors the collection efforts of its third-party servicers as part of its assessment of the collectability of nonperforming loans.

Management's Discussion and Analysis
Past Due Loans
The following table presents past due loans by category:

(Dollars in thousands)	September 30, 2023		December 31, 2022
	Amount	% (1)	Amount	% (1)
Commercial:
Commercial real estate	$—	—%	$1,187	0.06%
Commercial & industrial	4	—	265	0.04
Total commercial	4	—	1,452	0.06
Residential Real Estate:
Residential real estate	7,785	0.30	8,875	0.38
Consumer:
Home equity	1,925	0.63	1,235	0.43
Other	19	0.10	16	0.10
Total consumer	1,944	0.60	1,251	0.42
Total past due loans	$9,733	0.17%	$11,578	0.23%
(1)Percentage of past due loans to the total loans outstanding within the respective loan class.

As of September 30, 2023, the composition of past due loans (loans past due 30 days or more) was 100% residential and consumer and 0% commercial, compared to 87% residential and consumer and 13% commercial at December 31, 2022.

Total past due loans decreased by $1.8 million from the end of 2022.

Total past due loans included $5.7 million of nonaccrual loans as of September 30, 2023, compared to $7.2 million as of December 31, 2022.

All loans 90 days or more past due at September 30, 2023 and December 31, 2022 were classified as nonaccrual.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans include classified accruing commercial loans that were less than 90 days past due at September 30, 2023 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.

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

Management has identified $20.1 million in potential problem loans at September 30, 2023, compared to $927 thousand at December 31, 2022. As of September 30, 2023, the balance of potential problem loans largely consisted of two loans associated with two CRE relationships. At September 30, 2023, these loans were all current with respect to payment terms.

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

Management's Discussion and Analysis
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

The following table presents additional detail on the Corporation’s loan portfolio and associated allowance:

(Dollars in thousands)	September 30, 2023			December 31, 2022
	Loans	Related Allowance	Allowance / Loans	Loans	Related Allowance	Allowance / Loans
Individually analyzed loans	$24,437	$596	2.44%	$9,996	$115	1.15%
Pooled (collectively evaluated) loans	5,586,678	39,617	0.71	5,100,143	37,912	0.74
Total	$5,611,115	$40,213	0.72%	$5,110,139	$38,027	0.74%

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

The ACL on loans amounted to $40.2 million at September 30, 2023, up by $2.2 million, or 6%, from the balance at December 31, 2022. The ACL on loans as a percentage of total loans, also known as the reserve coverage ratio, was 0.72% at September 30, 2023, compared to 0.74% at December 31, 2022.

The Corporation recorded a provision for credit losses of $500 thousand and $2.0 million, respectively, for the three and nine months ended September 30, 2023. The provision recognized in 2023 reflected loan growth, changes in asset and credit quality, and our current estimate of forecasted economic conditions. Econometric factors have been relatively stable in 2023 and the forecast also reflects a lower probability of a recession, with an anticipation of a “soft-landing” in the event of an economic slowdown.

Management's Discussion and Analysis
Net charge-offs totaled $30 thousand for the three months ended September 30, 2023, compared to net charge-offs of $54 thousand for the same period in 2022. For the nine months ended September 30, 2023, net charge-offs totaled $114 thousand, compared to net recoveries of $104 thousand for the same period in 2022.

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

(Dollars in thousands)	September 30, 2023			December 31, 2022
	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)	Allocated ACL	ACL to Loans	Loans to Total Portfolio (1)
Commercial:
Commercial real estate	$23,685	1.15%	37%	$18,435	1.01%	36%
Commercial & industrial	8,422	1.38	11	10,356	1.58	13
Total commercial	32,107	1.20	48	28,791	1.16	49
Residential Real Estate:
Residential real estate	6,718	0.26	47	7,740	0.33	45
Consumer:
Home equity	992	0.32	5	1,115	0.39	6
Other	396	2.04	—	381	2.42	—
Total consumer	1,388	0.43	5	1,496	0.50	6
Total ACL on loans at end of period	$40,213	0.72%	100%	$38,027	0.74%	100%
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

Management's Discussion and Analysis
The following table presents a summary of deposits:

(Dollars in thousands)
	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$773,261	14%	$858,953	17%
Interest-bearing demand deposits (in market)	490,217	9	302,044	6
NOW accounts	745,778	14	871,875	17
Money market accounts	1,111,797	21	1,255,805	25
Savings accounts	514,526	10	576,250	11
Time deposits (in-market)	1,111,942	20	795,838	16
Total in-market deposits	4,747,521	88	4,660,765	92
Wholesale brokered demand deposits	—	—	31,153	1
Wholesale brokered time deposits	668,042	12	327,044	7
Total wholesale brokered deposits	668,042	12	358,197	8
Total deposits	$5,415,563	100%	$5,018,962	100%

Total deposits amounted to $5.4 billion at September 30, 2023, up by $396.6 million, or 8%, from December 31, 2022, with increases in wholesale brokered deposits and in-market deposits.

Wholesale brokered deposits increased by $309.8 million, or 87%, from December 31, 2022, as higher levels were utilized to fund balance sheet growth.

In-market deposits, which exclude wholesale brokered deposits, were up by $86.8 million, or 2%, from the balance at December 31, 2022. As expected, due to higher market interest rates and increased competition, in-market deposits shifted from relatively lower cost products to higher cost products in 2023. As of September 30, 2023, in-market deposits were approximately 59% retail and 41% commercial. Our in-market deposits are well-diversified by industry and customer type. The average size of our in-market deposit accounts was approximately $37 thousand at September 30, 2023.

The following table presents a summary of the Bank’s uninsured deposits:

(Dollars in thousands)	September 30, 2023		December 31, 2022
	Balance	% of Total Deposits	Balance	% of Total Deposits
Uninsured Deposits:
Uninsured deposits (1)	$1,339,261	25%	$1,514,900	30%
Less: affiliate deposits (2)	113,942	2	210,444	4
Uninsured deposits, excluding affiliate deposits	1,225,319	23	1,304,456	26
Less: fully-collateralized preferred deposits (3)	246,594	5	329,868	7
Uninsured deposits, after exclusions	$978,725	18%	$974,588	19%
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

Borrowings
Borrowings primarily consist of FHLB advances, which are used as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $1.1 billion at September 30, 2023, up by $140.0 million, or 14%, from the balance at the end of 2022, as higher levels were utilized to fund balance sheet growth.

For additional information regarding FHLB advances see Note 9 to the Unaudited Consolidated Financial Statements.

Management's Discussion and Analysis
Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  The Corporation’s primary source of liquidity is in-market deposits, which funded approximately 67% of total average assets in the nine months ended September 30, 2023.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and brokered deposits), cash flows from the investment securities portfolio and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs, although management has no intention to do so at this time.

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

The table below presents a summary of contingent liquidity balances by source:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Contingent Liquidity:
Federal Home Loan Bank of Boston (1)	$1,040,792	$668,295
Federal Reserve Bank of Boston (2)	23,777	27,059
Noninterest-bearing cash	72,001	49,727
Unencumbered securities	659,713	691,893
Total contingent liquidity	$1,796,283	$1,436,974

Percentage of total contingent liquidity to uninsured deposits	134.1%	94.9%
Percentage of total contingent liquidity to uninsured deposits, after exclusions	183.5%	147.4%
(1)As of September 30, 2023 and December 31, 2022, loans with a carrying value of $3.0 billion and $2.4 billion, respectively, and securities available for sale with carrying values of $90.0 million and $102.1 million, respectively, were pledged to the FHLB resulting in this additional borrowing capacity.
(2)As of September 30, 2023 and December 31, 2022, loans with a carrying value of $16.3 million and $20.9 million, respectively, and securities available for sale with a carrying value of $13.2 million and $12.7 million, respectively, were pledged to the FRBB for the discount window resulting in this additional unused borrowing capacity.

In addition to the amounts presented above, the Bank also has access to a $40.0 million unused line of credit with the FHLB. Furthermore, $115.0 million of availability was utilized as of September 30, 2023 to collateralize an institutional deposit through a standby letter of credit with the FHLB.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained within target ranges established by the ALCO during the nine months ended September 30, 2023.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding meet anticipated funding needs.

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

Management's Discussion and Analysis
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

Capital Resources
Total shareholders’ equity amounted to $431.4 million at September 30, 2023, down by $22.3 million from December 31, 2022. This decrease included $28.8 million in dividend declarations. In addition, the AOCL component of shareholders' equity decreased by $20.9 million, largely reflecting decreases in the fair value of available for sale debt securities due to changes in market interest rates. The decrease in shareholders’ equity also included a net increase in treasury stock balances of $7.1 million, which included the repurchase of 200,000 shares in January and February at an average price of $43.70 and a total cost of $8.7 million, under the 2023 Repurchase Program. The decreases in shareholder’s equity were partially offset by net income of $35.2 million.

The Corporation declared a quarterly dividend of 56 cents per share for the three months ended September 30, 2023, compared to 54 cents per share declared for the same period in 2022. On a year-to-date basis, dividend declarations totaled $1.68 per share in 2023, compared to $1.62 in 2022.

The ratio of total equity to total assets was 6.01% at September 30, 2023, compared to a ratio of 6.81% at December 31, 2022.  Book value per share was $25.35 at September 30, 2023, compared to $26.40 at December 31, 2022.

The Bancorp and the Bank are subject to various regulatory capital requirements and are considered “well capitalized” with the Bancorp having a total risk-based capital ratio of 11.48% at September 30, 2023, compared to 12.37% at December 31, 2022.

See Note 10 to the Unaudited Consolidated Financial Statements for additional discussion regarding shareholders’ equity.

Asset/Liability Management and Interest Rate Risk
Interest rate risk is the risk of loss to future earnings due to changes in interest rates. The ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk. Quarterly, the ALCO reports on the status of liquidity and interest rate risk matters to the Audit Committee. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with the Corporation’s liquidity, capital adequacy, growth, risk and profitability goals.

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

The ALCO uses income simulation to measure interest rate risk inherent in the Corporation’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, a 13- to 24-month horizon and a 60-month horizon. The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low cost savings to higher cost time deposits in selected interest rate scenarios. Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under

Management's Discussion and Analysis
different interest rate scenarios. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2023 and December 31, 2022, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged rate scenario, the ALCO also measures the trend of both net interest income and NIM over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2023 and December 31, 2022.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward, as well as 100 or 200 basis points downward over a 12-month period, except for savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Since market interest rates have risen sharply, management incorporated the down 200 basis point scenario into the tabular presentation below. Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2023		December 31, 2022
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(3.41)%	(0.79%)	(1.09)%	1.55%
200 basis point rate decrease	(6.88)	(2.23)	(4.17)	(5.21)
100 basis point rate increase	1.07	(5.02)	(0.78)	(5.45)
200 basis point rate increase	4.76	(5.59)	0.35	(7.65)
300 basis point rate increase	8.56	(6.20)	1.42	(10.07)

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

As of September 30, 2023, the ALCO estimates that negative exposure of net interest income to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid on deposits.  If market interest rates were to fall and remain lower for a sustained period, certain savings and time deposit rates could decline more slowly and by a lesser amount than other market interest rates.  For simulation purposes, deposit rate changes are anticipated to lag behind other market interest rates in both timing and magnitude.  Asset yields would likely decline more rapidly than deposit costs as current asset holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market interest rates fall. The negative exposure in down rate scenarios reflects the insensitivity of certain deposit rates to market interest rate declines as they approach their floors.

As of September 30, 2023, the positive exposure of net interest income in Year 1 to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.

Management's Discussion and Analysis
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

While the ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future NIM.  Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low cost savings deposits to higher cost time deposits in rising rate scenarios as noted above.

As part of its policy response to the COVID-19 pandemic in 2020, the Federal Reserve reduced its target range for the Fed Funds rate to 0% - 0.25%. This, and various Federal stimulus programs, had the effect of attracting low cost deposits across the banking industry. During 2022 and into 2023, the Federal Reserve reversed policy and increased the target range to 5.25% - 5.50% as of September 30, 2023. This policy change has resulted in higher rates on existing deposit products and a shift of low cost balances into higher cost alternatives, which could continue into the future, particularly if interest rates continue to rise. As such, the ALCO has modeled deposit shifts out of these low cost categories into higher cost alternatives in the rising rate simulation scenarios presented above. Deposit balances may also be subject to possible outflow to non-bank alternatives in a rising rate environment, as well as due to heightened uncertainty in the banking industry. This may cause interest rate sensitivity to differ from the results as presented. Another significant simulation assumption is the sensitivity of savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both savings deposit rates and balances are related to changes in short-term interest rates. The relationship between short-term interest rate changes and deposit rate and balance changes may differ from the ALCO’s estimates used in income simulation.

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

Management's Discussion and Analysis
The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2023 and December 31, 2022 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (callable)	$9,104	($17,269)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	52,864	(97,780)
Trust preferred debt and other corporate debt securities	10	(32)
Total change in market value as of September 30, 2023	$61,978	($115,081)
Total change in market value as of December 31, 2022	$63,712	($125,079)

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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the Corporation’s disclosure controls and procedures as of the period ended September 30, 2023.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Corporation’s management including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information
Insider Trading Arrangements
During the three months ended September 30, 2023, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

By-laws Amendment
On November 6, 2023, the Board of Directors of the Corporation approved amended and restated by-laws of the Corporation (the “Amended and Restated By-laws”). The Amended and Restated By-laws include amendments to Section 3.04, Section 3.06 and Article VIII in order to (i) set the earliest date on which the Corporation may provide notice of a stockholders meeting at 60 days, consistent with applicable law, (ii) revise the vote standard to clarify what exceptions apply to approval of matters at a stockholders meeting by the affirmative vote of holders of a majority of the shares present in person or represented by proxy and entitled to vote on the subject matter, and (iii) clarify the indemnification scope and procedures for the Corporation’s directors, officers and employees. The foregoing summary description of the Amended and Restated By-laws is not intended to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated By-laws, a copy of which is included as Exhibit 3.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
3.5	Amended and Restated By-Laws of the Registrant - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished herewith. (1)
101	The following materials from Washington Trust Bancorp, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related Notes to these consolidated financial statements.
104	The cover page from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.
(1)These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 6, 2023	By:	/s/ Edward O. Handy III
Edward O. Handy III
Chairman and Chief Executive Officer
(principal executive officer)

Date:	November 6, 2023	By:	/s/ Ronald S. Ohsberg
Ronald S. Ohsberg
Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 6, 2023	By:	/s/ Maria N. Janes
Maria N. Janes
Executive Vice President, Chief Accounting Officer and Controller
(principal accounting officer)